Form 10-K
period 1995-12-31
GLEN BURNIE BANCORP
filed 1997-04-14
CIK 890066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X|                    ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

|_|                  TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from . . . . . . . .to . . .........................

 Commission file number ...............................................33-62278

                               GLEN BURNIE BANCORP
             (Exact name of registrant as specified in its charter)

Maryland                                                            52-1782444
------------------------------------------                          ----------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                            Identification Number
101 Crain Highway, S.E., Glen Burnie, MD                                 21061
---------------------------------------                  ----------------------
  (Address of principal executive offices)                            Zip Code

Registrant's telephone number, including area code  410-766-3300

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of each exchange on which registered
          None                                            None
----------------------               -----------------------------------------
           Securities registered pursuant to section 12(g) of the Act:
                                      None
           -----------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No X

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1995 was $30,276,658, and as of February 28, 1997 was $22,980,308.

  The number of outstanding shares of the registrant's common stock as of December 31, 1995 was 872,838, and as of February 28, 1997 was 883,858.

                               Page 1 of 131 Pages
                          Exhibit Index is on Page 56.

                                     PART I

ITEM 1.  Business

         Glen Burnie Bancorp (the "Company") is a bank holding company organized in 1990 under the laws of the State of Maryland and located in Anne Arundel County, Maryland. It presently owns all outstanding shares of capital stock of The Bank of Glen Burnie (the "Bank"), a federally-insured commercial bank organized in 1949 under the laws of the State of Maryland, basically serving Anne Arundel County and surrounding areas. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the receiving of demand and time deposits, and the making of loans to individuals, associations, partnerships and corporations. Real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans.

Deposits and Loans

         The Bank's deposit products include regular savings accounts (statements), money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA accounts and certificates of deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets.

         Retail loan products including mortgage loans, personal loans, consumer loans, overdraft protection, and loans secured by deposit accounts.

         Ancillary products and services include safe deposit boxes, money orders and travellers checks, night depositories, ACH transactions, wire transfers, automated teller machines, telephone banking, and a customer call center.

         The Bank actively solicits loan applications from small to medium size businesses. The Bank believes that this is a market in which a relatively small community bank has a competitive advantage in personal service and flexibility.

         The funds needed by the Bank to make loans are generated by deposit accounts maintained at the Bank. Total deposits at the Bank were $232,745,975 as of December 31, 1996. In addition, the Bank may borrow up to $26 million under a line of credit from The Federal Home Loan Bank of Atlanta. As of December 31, 1996, the Bank's "Tier 1" capital (consisting of stockholders' equity, excluding unrealized after tax net gain or loss on investment securities available for sale) was $18,321,565. Its ratio of Tier 1 capital to risk-based assets (12.9% as of December 31, 1996), total capital to risk-based assets (13.5% as of

December 31, 1996) and leverage ratio of Tier 1 capital to average total assets (6.6% as of December 31, 1996) exceed the minimum ratios required by the Federal Deposit Insurance Corporation ("FDIC").

Memorandum of Understanding

         In the Fall of 1995, the FDIC and the Maryland State Bank Commissioner (the "Commissioner") performed a routine examination of the Bank. Following the examination, the Bank, the FDIC and the Commissioner entered into a Memorandum of Understanding ("M.O.U.") effective June 13, 1996. The M.O.U. required the Bank to establish written programs to reduce classified assets and contingent liabilities and to report to the FDIC and the Commissioner quarterly on the status of such assets and liabilities, to collect or charge-off certain classified loans, to maintain ratios relating to capital and to delinquent and non-accrued loans, to provide the FDIC and the Commissioner with thirty days notice prior to dividend payments, to develop an internal loan review and grading system, policies for loan underwriting and administration, a strategic plan for improving operations and budgets, and policies and monitoring systems for liquidity and interest rate risk, to evaluate the allowance for loan and lease losses quarterly, to engage a chief lending officer, to cease any violations of law or regulations cited by the FDIC or the Commissioner, and to establish a committee of three directors to monitor compliance with the M.O.U. The Bank is in the process of finalizing the systems and policies required under the M.O.U., is continuing with the required periodic monitoring and notice requirements, and has completed the other requirements under the M.O.U.

         Should the Bank fail to comply with the provisions of the M.O.U., the FDIC or the Commissioner could assert greater control over the Bank's operations and impose penalties. Enforcement actions may include the issuance of formal and informal agreements, the imposition of civil money penalties and the issuance of a cease-and-desist order that can be judicially enforced. Neither the FDIC nor the Commissioner has sought to initiate any such measures.

Recent Loan Loss Experience Involving Significant Borrowers

         During its 1995 fiscal year, the Bank had outstanding loans to Brian Davis, Oceanic Ltd., Inc. ("Oceanic"), McCafferty's Restaurant ("McCafferty's") and other entities affiliated with Mr. Davis aggregating approximately $5,804,000 (equalling approximately 28% of the Company's and its subsidiaries' consolidated revenues for such fiscal year). The Bank filed suit to recover amounts due under the Oceanic loans, alleging that documents evidencing security interests for many of the Oceanic loans were falsified by or on behalf of the borrower. Mr. Davis, Oceanic and McCafferty's have all filed bankruptcy proceedings and significant recovery by the Bank is unlikely. As a result of the foregoing, approximately $4,533,000 of these loans have been charged-off. McCafferty's has brought a proceeding against the Bank seeking damages in connection with loans involving McCafferty's. See "Legal Proceedings."

         An equipment and automobile leasing company and its affiliates had approximately $8,610,000 in outstanding loans and leases during the Bank's 1995 fiscal year (equalling about 42% of the Company's and its subsidiaries' consolidated revenues for such fiscal year). The Bank has ceased approving new loans for these customers due to concerns about the quality of certain of the loans and leases. As of December 31, 1996 the aggregate outstanding balance of all loans and leases to these customers was approximately $6,218,000.

         The Bank does not believe that the loss of these customers has materially adversely affected its loan generation business, although the charge-offs in connection therewith adversely affected its 1995 net income and earnings per share. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

         Certain other customers hold secured commercial real estate loans. The outstanding principal amount of some of these loans exceeds ten percent (10%) of the consolidated revenues of the Company and its subsidiaries; however, the required annual debt service payments under each such loan does not exceed ten percent (10%) of the Company's consolidated revenues. The Company does not believe that the retirement of these loans or loss of such business, should it occur for any reason, would have a material adverse effect on the Bank's business.

Strategic Plan

         In order to enhance its business and resolve certain of the problems it has faced as described above and pursuant to the M.O.U., the Bank has adopted a strategic plan (the "Strategic Plan"). The objectives of the Strategic Plan are to increase returns on average assets and average equity to set percentages within set time frames, improve the Bank's efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income), decrease delinquent loans and classified assets as a percentage of total loans within set time periods, increase the ratio of total loans to total assets within a set time period while maintaining and improving asset quality, increase total deposits to a set amount within a set time period, build capital to a set percentage of assets within set time periods while continuing to make dividend payments, maintain regulatory compliance and improve effectiveness of corporate structure and communications. The Strategic Plan establishes strategies and action plans to enable the Company to meet these objectives. It is subject to review by the FDIC and the Commissioner.

Competition

         The Bank faces competition from other community banks and financial institutions and larger intrastate and interstate banks and financial institutions (currently, twelve financial institutions operate within two miles of the Bank's headquarters). The Bank's interest rates, loan and deposit terms, and offered products and services are governed, to a large extent, by such competition. The Bank attempts to provide superior service within its community and to know and facilitate its customers. It seeks commercial relationships with small to medium size businesses who, it believes, would welcome personal service and flexibility. While the Company believes it is the sixth largest deposit holder in Anne Arundel County, Maryland, with an estimated 5.63% market share as of June 1995 (the latest date for which the Bank has relevant data available), it believes its greatest competition comes from smaller community banks which offer similar personalized services.

Federal and State Regulation

         The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act and is registered with and subject to the supervision of the Federal Reserve Board and is subject to Federal Reserve Board regulation, examination, supervision and reporting requirements. The Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations and such additional information as the Federal Reserve Board may require, and is subject to regular inspection by Federal Reserve Board examiners.

         Under the Bank Holding Company Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, except that it may engage in certain activities which, in the opinion of the Federal Reserve Board, are so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless the company is engaged in such permitted activities. The Bank Holding Company Act also prohibits a bank holding company or any of its subsidiaries from acquiring voting shares or substantially all the assets of any bank holding company or bank, or from merging or consolidating with any other bank holding company, unless such acquisition is approved by the Federal Reserve Board. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if, as a result of such acquisition, the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless such limit is waived by the Commissioner.

         The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. The Federal Reserve Board has also issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve Board has the power to prohibit a bank holding company from paying dividends if it deems such payment to constitute an unsafe or unsound practice.

         The Company's primary source of income is the receipt of dividends from its subsidiaries. The Bank's ability to make such payments to the Company is subject to certain statutory and regulatory restrictions. Under Maryland law, Maryland banks may only pay dividends from undivided profits or, with the prior approval of the Commissioner, their surplus in excess of 100% of required capital stock. Every Maryland bank is prohibited from declaring dividends on its shares of common stock in excess of 90% of net earnings unless its surplus fund equals the amount of required capital stock. In addition, the Bank is prohibited by Federal statute from paying dividends or making other capital distributions that would cause the Bank to fail to meet its regulatory capital requirements. The FDIC also has the authority to prohibit the payment of dividends if it determines such payments to constitute unsafe or unsound banking practices.

         Banks are extensively regulated under both Federal and state law. The Bank, as a Maryland state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner and the FDIC. Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board. State and Federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, loans, investments, transactions with affiliates, mergers and acquisitions, borrowings, dividends and locations of branch offices. The FDIC and the Commissioner regularly examine the operations of the Bank, which must file quarterly and annual reports with such agencies. Such requirements are intended for the protection of the Bank's depositors and not its stockholders.

         The Bank is subject to various regulatory capital requirements administered by Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events since that notification that the Bank believes have changed the institution's category, although there can be no assurance that the Bank will continue to meet the minimum ratios necessary to maintain such categorization.

         The Company believes that it and the Bank are both currently in substantial compliance with all applicable Federal and state regulations.

Statistical Information

         Set forth below is certain statistical information concerning the performance and financial position of the Bank for the indicated period. The information presented below should be read in conjunction with "Selected Financial Data", "Management's Discussion And Analysis of Financial Condition and Results of Operation" and "Financial Statements and Supplementary Data."

         The following table provides information concerning average balances and net income, including rate and volume information, for each of the years indicated.



AVERAGE BALANCES, NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
(dollars in thousands)

                                                             AVERAGE BALANCES                        YIELD RATE(2)
                                                     -------------------------------          ----------------------------
                                                     1995         1994          1993          1995        1994        1993
                                                     ----         ----          ----          ----        ----        ----
ASSETS
Interest earning assets:
  Money market investments:
    Federal funds sold                               2,416       2,799          3,807       5.75%        3.61%      2.78%
    Interest bearing deposits                        1,526         415            171       5.57%        5.54%      2.92%
  Investment securities:
    U.S. Treasury securities and
    obligations of U.S. gov't agencies              40,263      38,430         39,328       6.43%        6.47%      6.80%
   Obligations of states and
     political subdivisions                         21,479      20,240         18,404       8.54%        8.81%      9.22%
   All other investment securities                  696         443                         7.47%        6.55%


---------------------------------------------------------------------------------------------------------------------------
      Total investments                             66,380      62,327         61,710       7.08%        7.10%      7.26%

Loans, net of unearned income
  Demand time and lease                             28,559      29,232         31,315       8.95%        8.45%      8.25%
  Mortgage and construction                         94,322      90,804         82,440       9.68%        9.73%      9.91%
  Installment and credit card                       33,338      31,897         25,525       8.38%        8.75%      9.19%
---------------------------------------------------------------------------------------------------------------------------
      Total gross loans(1)                         156,219     151,933        139,280       9.27%        9.28%      9.40%
----------------------------------------------------------------------------------------------------------------------------
      Allowance for credit losses                    2,766       2,762          2,139
----------------------------------------------------------------------------------------------------------------------------
      Total Net loans                              153,453     149,171        137,141       9.44%        9.45%      9.55%
----------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST EARNING ASSETS                      219,833     211,498        198,851       8.73%        8.76%      8.84%
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits
  Savings and NOW                                   68,957      78,067         70,744       3.17%        3.19%      3.50%
  Money market                                      29,081      35,301         36,251       3.19%        3.05%      3.34%
  Other time deposits                               70,382      54,523         55,629       5.76%        4.48%      4.65%
----------------------------------------------------------------------------------------------------------------------------
TOTAL INT-BEARING DEPOSITS                         168,420     167,891        162,624       4.26%        3.58%      3.86%
----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                        41,500      39,585         35,730
     Total deposits                                209,920     207,476        198,354       3.42%        2.90%      3.16%
Borrowed funds                                       1,549       1,573          1,010       5.75%        4.32%      2.28%

NET MARGIN ON INT-EARN ASSETS                      219,833     211,498        198,850       5.42%        5.88%      5.67%
============================================================================================================================

         The following table provides income and expense information for the periods indicated.


                                              INCOME/EXPENSE                   1995 VS. 1994
                                              --------------                   -------------
                                                                      INCREASE        CHANGE DUE TO
                                          1995     1994      1993     DECREASE       RATE      VOLUME
                                          ----     ----      ----     --------       ----      ------
ASSETS                                                                   $         $           $
Interest earning assets:
  Money market investments:
    Federal funds sold                      139      101       106          38         52        (14)
    Interest bearing
      deposits                               85       23         5          62          0         62
Investment securities:
  U.S. Treasury securities and
    obligations of U.S. gov't
    agencies                              2,587    2,488     2,676          99        (20)       119
  Obligations of states and
    political subdivisions                1,835    1,783     1,696          52        (57)       109
  All other investment
    securities                               52       29                    23          6         17
--------------------------------------------------------------------------------------------------------
      Total investments                   4,698    4,424     4,483         274        (19)       293

Loans, net of unearned income
  Demand time and lease                   2,557    2,469     2,582          88        145        (57)
  Mortgage and construction               9,135    8,834     8,168         301        (41)       342
  Installment and credit card             2,795    2,791     2,347           4       (122)       126
--------------------------------------------------------------------------------------------------------
      Total gross loans(1)               14,487   14,094    13,097         393        (18)       411
--------------------------------------------------------------------------------------------------------

TOTAL INTEREST EARNING ASSETS            19,185   18,518    17,580         667        (37)       704
--------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits
  Savings and NOW                         2,187    2,489     2,478        (302)       (12)      (290)
  Money market                              929    1,076     1,212        (147)        43       (190)
  Other time deposits                     4,057    2,444     2,587       1,613        902        711
--------------------------------------------------------------------------------------------------------
TOTAL INT-BEARING DEPOSITS                7,173    6,009     6,277       1,164        933        231
--------------------------------------------------------------------------------------------------------
Borrowed funds                               89       68        23          21         22         (1)
NET MARGIN ON INT-EARN ASSETS            11,923   12,441    11,280        (518)      (992)       474
========================================================================================================



                                             1994 VS. 1993
                                             -------------
                                   INCREASE          CHANGE DUE TO
                                   DECREASE       RATE       VOLUME
                                   --------       ----       ------
ASSETS                                $          $            $
Interest earning assets:
  Money market investments:
    Federal funds sold                  (5)        23            (28)
    Interest bearing                    18         11              7
      deposits
Investment securities:
  U.S. Treasury securities and
    obligations of U.S. gov't
    agencies                          (188)      (127)           (61)
  Obligations of states and
    political subdivisions              87        (82)           169
  All other investment
    securities                          29          0             29
--------------------------------------------------------------------
      Total investments                (59)      (175)           116

Loans, net of unearned income
  Demand time and lease               (113)        59           (172)
  Mortgage and construction            666       (163)           829
  Installment and credit card          444       (142)           586
--------------------------------------------------------------------
      Total gross loans(1)             997       (246)         1,243
--------------------------------------------------------------------

TOTAL INTEREST EARNING ASSETS          938       (421)         1,359
--------------------------------------------------------------------

LIABILITIES
Deposits
  Savings and NOW                       11       (246)           257
  Money market                        (136)      (104)           (32)
  Other time deposits                 (143)       (92)           (51)
--------------------------------------------------------------------
TOTAL INT-BEARING DEPOSITS            (268)      (442)           174
--------------------------------------------------------------------
Borrowed funds                          45         32             13

NET MARGIN ON INT-EARN ASSETS        1,161        (11)         1,172
====================================================================

-------------
(1) Non-accrual loans included
(2) Tax equivalent basis

         The following table provides yield information for the designated periods.


AVERAGE BALANCES, YIELDS AND RATES
(dollars in thousands)
                                     For the Year Ended Dec. 31, 1995      For the Year Ended Dec. 31, 1994
                                     --------------------------------      --------------------------------
ASSETS                               Avg. Bal.   Inc./Exp.    Yld/Rate(2)  Avg. Bal.    Inc./Exp.    Yld/Rate(2)
                                     ---------   ---------    -----------  ---------    ---------    -----------
Interest earning assets
  Money market investments:
    Federal funds sold                 2,416        139       5.75%          2,799          101      3.61%
    Interest bearing deposits          1,526         85       5.57%            415           23      5.54%
  Investment securities:
    U.S. Treasury securities and
      obligations of U.S. gov't
      agencies                        40,263      2,587       6.43%         38,430        2,488      6.47%
    Obligations of States and
      political subdivisions          21,479      1,835       8.54%         20,240        1,783      8.81%
------------------------------------------------------------------------------------------------------------------
  All other investment securities        696         52       7.47%            443          29       6.55%
     Total Investments                66,380      4,698       7.08%         62,327       4,424       7.10%

Loans, net of unearned income
  Demand, time and lease              28,559      2,557       8.95%         29,232       2,469       8.45%
  Mortgage and construction           94,322      9.135       9.68%         90,804       8,834       9.73%
  Installment and credit card         33,338      2,795       8.38%         31,897       2,791       8.75%
------------------------------------------------------------------------------------------------------------------
     Total gross loans (1)           156,219     14,487       9.27%        151,933      14,094       9.28%
------------------------------------------------------------------------------------------------------------------
     Allowance for credit losses       2,766                                 2,762
------------------------------------------------------------------------------------------------------------------
    Total Net loans                  153,453     14,487       9.44%        149,171      14,094       9.45%

TOTAL INTEREST EARNING ASSETS        219,833     19,185       8.73%        211,498      18,518       8.76%
Cash and due from banks                7,152                                 9,769
Other Assets                           8,471                                 8,817
------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                    235,456     19,185       8.15%        230,084      18,518       8.05%
==================================================================================================================

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits
  Savings and NOW                     68,957      2,187       3.17%         78,067       2,489       3.19%
  Money market                        29,081        929       3.19%         35,301       1,076       3.05%
------------------------------------------------------------------------------------------------------------------
  Other time deposits                 70,382      4,057       5.76%         54,523       2,444       4.48%
------------------------------------------------------------------------------------------------------------------
TOTAL INT-BEARING DEPOSITS           168,420      7,173       4.26%        167,891       6,009       3.58%
------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits          41,500                                39,585
     Total deposits                  209,920      7,173       3.42%        207,476       6,009       2.90%
Borrowed funds                         1,549         89       5.75%          1,573          68       4.32%
Other liabilities                        699                                   638
------------------------------------------------------------------------------------------------------------------
Stockholders' equity                  23,288                                20,395
------------------------------------------------------------------------------------------------------------------
Total liabilities and equity         235,456      7,262       3.08%        230,082       6,077       2.64%
==================================================================================================================
NET MARGIN ON INT-EARN ASSETS        219,833     11,923       5.42%        211,498      12,441       5.88%
==================================================================================================================

ASSETS                             For the Year Ended Dec. 31, 1993
                                   --------------------------------
                                   Avg. Bal.    Inc./Exp.   Yld/Rate(2)
Interest earning assets
  Money market investments:
    Federal funds sold               3,807         106      2.78%
    Interest bearing deposits          171           5      2.92%
  Investment securities:
    U.S. Treasury securities a
    obligations of U.S. gov't
    agencies                        39,328       2,676      6.80%
  Obligations of States and
    political subdivisions          18,404       1,696      9.22%
--------------------------------------------------------------------
  All other investment securit
     Total Investments              61,710       4,483      7.26%

Loans, net of unearned income
  Demand, time and lease            31,315       2,582      8.25%
  Mortgage and construction         82,440       8,168      9.91%
  Installment and credit card       25,525       2,347      9.19%
--------------------------------------------------------------------
     Total gross loans (1)         139,280      13,097      9.40%
--------------------------------------------------------------------
     Allowance for credit loss       2,139
--------------------------------------------------------------------
    Total Net loans                137,141      13,097      9.55%

TOTAL INTEREST EARNING ASSETS      198,851      17,580      8.84%
Cash and due from banks             10,026
Other Assets                         8,347
--------------------------------------------------------------------
     TOTAL ASSETS                  217,224      17,580      8.09%
====================================================================

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Deposits
  Savings and NOW                   70,744       2,478      3.50%
  Money market                      36,251       1,212      3.34%
--------------------------------------------------------------------
  Other time deposits               55,629       2,587      4.65%
--------------------------------------------------------------------
TOTAL INT-BEARING DEPOSITS         162,624       6,277      3.86%
--------------------------------------------------------------------
Noninterest-bearing deposits        35,730
     Total deposits                198,354       6,277      3.16%
Borrowed funds                       1,010          23      2.28%
Other liabilities                      645
--------------------------------------------------------------------
Stockholders' equity                17,215
--------------------------------------------------------------------
Total liabilities and equity       217,224       6,300      2.90%
====================================================================
NET MARGIN ON INT-EARN ASSETS      198,850      11,280      5.67%
====================================================================
-------------
(1) Non-accrual loans included
(2) Tax equivalent basis

         Time Deposit information is as follows:


1995 Time Deposits $100,000 or more maturity schedule
(dollars in thousands)

          Three months or less                                         2,098
          Over three through six months                                1,893
          Over six through 12 months                                   1,438
          Over 12 months                                               4,416
                                                                       -----
              Total                                                    9,845
                                                                       =====

         A summary of the consolidated investment securities is set forth below:



Investment Securities
(book value - in thousands)

                                                   1995                 1994            1993
                                                   ----                 ----            ----

U.S. Treasury securities                           15,071              17,099         18,855
U.S. Government agencies and
  mortgage-backed                                  30,235              22,162         20,131
Obligations of states and political
  subdivisions                                     27,380              20,471         19,487
Other securities and stock                            699                 685              0
                                                  -------              ------         ------
         TOTAL SECURITIES                          73,385              60,417         58,473
                                                  =======              ======         ======

Maturities                                       Book Value         Wt. Avg. Yld.
----------                                       ----------         -------------
U.S. Treasury securities
     Due within one year                            3,499              5.32%
     Due over one to five years                     9,252              5.89%
     Due over five to ten years                     2,320              6.10%
     Due over ten years                                 0              0.00%
                                                  -------              -----

Maturities                                          Book Value     Wt. Avg. Yld.
--------------------------------------------------------------------------------
          Total U.S. Treasury securities                15,071           5.79%

U.S. Government agencies and
  mortgage-backed
     Due within one year                                 1,751           6.93%
     Due over one to five years                          8,375           6.77%
     Due over five to ten years                          7,005           7.16%
     Due over ten years                                 13,104           7.16%
--------------------------------------------------------------------------------
          Total U.S. Gov't agencies and
             mortgage-backed                            30,235           7.04%

Obligations of states and political
  subdivisions
     Due within one year                                   990           9.37%
     Due over one to five years                          3,762           8.79%
     Due over five to ten years                          6,727           7.94%
     Due over ten years                                 15,901           7.94%
--------------------------------------------------------------------------------
          Total states and political subs               27,380           8.32%

Other securities and stock
     Due within one year                                   699           7.47%
     Due over one to five years                              0           0.00%
     Due over five to ten years                              0           0.00%
     Due over ten years                                      0           0.00%
--------------------------------------------------------------------------------
          Total other securities and stock                 699           7.47%
--------------------------------------------------------------------------------

   TOTAL SECURITIES                                     73,385           7.49%
================================================================================

Concentrations of securities greater than 10% of equity
                                                  Book Value       Market Value
                                                  ----------       ------------
Maryland SCM's                                      23,209            23,900
Pennsylvania SCM's                                   4,171             4,185









         The following table provides information on the loan portfolio for the indicated periods.



Loan Portfolio Analysis
December 31,
Dollars in thousands
                                   1995              1994               1993               1992                1991
                                     $        %        $        %        $         %         $         %         $        %
                                   ----       -      ----       -       ----       -       ----        -       ----      -
Mortgage
         Residential              37,269   24.17%   34,303   21.91%   33,664    23.31%    33,480    25.76%    37,040   33.98%
         Commercial               46,888   30.41%   39,398   25.16%   39,277    27.20%    35,111    27.02%    28,275   25.94%
Construction and land develop     14,265    9.25%   21,014   13.42%   12,372     8.56%     9,264     7.13%     8,252    7.57%
Lease Financing                   13,242    8.59%   15,598    9.96%   17,774    12.31%    19,497    15.00%     7,661    7.03%
Demand and time                   13,124    8.51%   12,680    8.10%   12,841     8.89%    10,633     8.18%     8,014    7.35%
Installment                       29,382   19.06%   33,585   21.45%   28,490    19.73%    21,970    16.91%    19,770   18.13%
-----------------------------------------------------------------------------------------------------------------------------
                                 154,170  100.00%  156,578  100.00%  144,418   100.00%   129,955   100.00%   109,012   100.00%
Allowance for credit losses        3,698             2,764             2,552               1,756                 993
-----------------------------------------------------------------------------------------------------------------------------
Loans, net                       150,472           153,814            141,866            128,199             108,019
=============================================================================================================================

The maturity and rate repricing distribution of the loan portfolio are as follows:

                                   1995      1994    1993      1992     1991
                                   ----      ----    ----      ----     ----

Variable rate immediately         35,148   40,448   35,243   27,528   21,000
Due within one year               21,326   20,521   17,781    8,033   15,154
Due over one to five years        48,259   48,716   46,276   39,771   27,944
Due over five years               50,310   47,669   45,899   55,235   45,575
----------------------------------------------------------------------------
         Total gross loans       155,043  157,354  145,199  130,567  109,673
Deferred origination fees            873      776      781      612      661
----------------------------------------------------------------------------
         Total Net loans         154,170  156,578  144,418  129,955  109,012
============================================================================
Information not available by loan category

Transaction in the allowance for credit losses were as follows:

                                   1995      1994    1993      1992     1991
                                   ----      ----    ----      ----     ----

Beginning balance                  2,764    2,552    1,755      993      669
Provisions charges to operations   7,925    1,120    1,080    1,000      336
Recoveries
     Real estate                      33       18        1       41       10
     Installment                      11       20       19       16       68
     Credit card & related             0        0        0        0        0
     Commercial                       26       29       31        3       31
Loans charged off
     Real estate                   1,541      425       98      193        0
     Installment                     270       29       41       25       35
     Credit card & related           194        1        1        7        0
     Commercial                    5,056      520      194       73       86
----------------------------------------------------------------------------
Ending balance                     3,698    2,764    2,552    1,755      993
============================================================================
Average loans                    156,219  151,933  139,280  116,782   93,194
Net charge off to total loans       4.48%    0.60%    0.20%    0.19%    0.01%
----------------------------------------------------------------------------

Nonperforming And Past Due Loans
Nonaccrual Loans                   1995      1994    1993      1992     1991
                                   ----      ----    ----      ----     ----
     Real estate                    756      556      800      925      579
     Installment                    165       25       15       39       48
     Credit card & related            4        0        0        0        0
     Commercial                   1,120       74      299       43      218
---------------------------------------------------------------------------
          Total Nonaccrual        2,045      655    1,114    1,007      845
---------------------------------------------------------------------------
Past Due 90 days
     Real Estate                  3,297    2,604    1,602    1,702    1,837
     Installment                    300        0        0        0        0
     Credit card & related           28        5       19        0        0
     Commercial                     610      310      424        0        0
---------------------------------------------------------------------------
          Total Past Due 90 Days  4,235    2,919    2,045    1,702    1,837
---------------------------------------------------------------------------

Interest that would have been accrued under the terms of these loans was $191,200 for the year ended December 31, 1995.

Loans are placed on non-accrual being 90 days delinquent, however, real estate loans were considered on a case-by-case basis subject to collateral.

The bank identified impaired loans of $407,597 as of December 31, 1995. No specific allowance for credit losses related to impaired loans was provided.

These loans were identified as impaired near the end of 1995, and no payments were received on these loans in 1995 after they were classified impaired.

There were no concentrations of credit not previously disclosed. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely.

The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible.

The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay.

Other Activities

         The Company also owns all outstanding shares of capital stock of GBB Properties, Inc. ("GBB") another Maryland corporation organized in 1994 which is engaged in the business of acquiring, holding and disposing of real property, typically acquired in connection with foreclosure proceedings (or deed in lieu of foreclosure) instituted by the Bank or acquired in connection with branch expansions by the Bank. No branch expansion occurred in 1995.

Employees

         The Bank currently employs 143 people. Neither the Company nor GBB currently has any employees.

ITEM 2.  Properties

         The Bank owns its Banking Operations Center, its Executive Offices, its main banking facility in Glen Burnie, and four (4) branch offices in various communities in Anne Arundel County, Maryland, all of which are unencumbered. The Company owns no real estate at present. GBB currently owns two parcels of real estate obtained from foreclosures by the Bank. The book value of these properties is $285,700. One is a residential property which can be used for certain commercial purposes; GBB has contracted to sell it for $155,000 ($25,500 over its book value). The other consists of office condominiums. GBB also intends to sell this property. The Bank also owns foreclosed real estate having a book value of $143,000. It consists of residential property which the Bank is holding for sale.

ITEM 3.  Legal Proceedings

         McCafferty's has commenced an adversary proceeding against the Bank (McCafferty's , Inc. v. Bank of Glen Burnie Adversary Case, Case No. 96-5137-ESD, U.S. Bankr. Ct., D. Md.) on March 20, 1996 in McCafferty's pending Chapter 11 bankruptcy case (In re McCafferty's, Inc., Case No. 96-5-2444-SD, U.S. Bankr. Ct., D. Md.). McCafferty's seeks $5,000,000 in compensatory damages and $50,000,000 in punitive damages. It alleges that the Bank acted in concert with Brian Davis, who was McCafferty's treasurer and chief financial officer, in an unspecified manner to defraud McCafferty's, that the Bank has accepted loan payments from McCafferty's for loans which McCafferty's never signed nor authorized, and that the Bank failed to make a loan it had promised to McCafferty's. The Bank denies any liability and intends to continue contesting the litigation vigorously. The Company does not believe that the outcome of this litigation will have a material adverse effect on its business.

         The Bank is involved in various other legal actions relating to its business activities. These actions all involve claims for money damages which in the aggregate do not exceed 10% of the Company's consolidated assets. The Company does not believe that any ultimate liability or risk of loss with respect to those actions will materially affect its consolidated financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders.


         The Company did not submit any matters to a vote of its security holders during the fourth quarter of its 1995 fiscal year. However, at its annual stockholders' meeting on March 9, 1995, two slates of candidates ran for election as directors. The winners received the following votes (rounded to the nearest share):

         Shirley Boyer                                        448,313
         John E. Demyan                                       448,452
         Susan Demyan                                         448,452
         Richard A. Fine                                      448,452
         F. William Kuethe, Jr.                               448,452
         Frederick W. Kuethe, III                             448,452
         William N. Scherer, Sr.                              448,452
         Karen B. Thorwarth                                   443,315
         Neil C. Williams                                     443,315

The candidates on the losing slate received the following votes (rounded to the nearest share):

         Theodore L. Bertier, Jr.                             287,508
         Jan W. Clark                                         248,830
         John E. DeGrange, Sr.                                248,830
         F. Ward DeGrange, Sr.                                198,044
         Louis J. Doetsch                                     246,653
         F. Paul Dorr, Jr.                                    246,653
         Carl L. Hein, Jr.                                    248,830
         Henry L. Hein                                        248,830
         Earl G. Walter                                       248,830
         Katherine P. Wellford                                246,653

Mary Lou Wilcox ran as an independent candidate, losing with 45,735 votes. The elected directors represented a change from a majority of the directors (including the Company's chief executive officer) previously in position.

         Prior to the election, the directors who ultimately lost the election filed a lawsuit in the name of the Company against a number of the candidates who ultimately won the election. The suit was settled shortly after the election, with the election results accepted by all parties in interest. (The settlement did not terminate any solicitation conducted with respect to the election.) The Company agreed to pay all legal fees in connection with the case. No wrongdoing was found on the part of any director or candidate.

         At the March 9, 1995 annual meeting the stockholders also approved the selection of Rowles & Company as independent accountants for the Company and its subsidiaries for its 1995 fiscal year. All shares voting voted in favor of such appointment.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

         The Company's common equity consists of one class of common stock, par value $10.00 per share. The Company effectuated a six for five stock split on January 3, 1996. The Company's stock is traded in the over-the-counter market and quoted in the pink sheets. The actual range of high and low bid quotations for the common stock, which has been adjusted to give retroactive effect to the stock split, for each full quarterly period during 1994 and 1995, based on actual settlements reported by Legg Mason Wood Walker, the only source of such information available to the Company, are as follows:

================================================================
                            High                   Low
----------------------------------------------------------------
1st qtr 1994              $30.833                $28.033
----------------------------------------------------------------
2nd qtr 1994               32.292                 27.083
----------------------------------------------------------------
3rd qtr 1994               30.000                 28.750
----------------------------------------------------------------
4th qtr 1994               29,479                 29.479
----------------------------------------------------------------
1st qtr 1995               32.917                 28.750
----------------------------------------------------------------
2nd qtr 1995               32.917                 31.042
----------------------------------------------------------------
3rd qtr 1995               32.917                 32.083
----------------------------------------------------------------
4th qtr 1995               34.375                 28.854
================================================================

         As of February 3, 1997, the most recent data for which the Company has information of actual settlements reported by Legg Mason Wood Walker, the reported high and low were $26.00.

         As of December 31, 1996, the number of record holders of the Company's common stock was 488.

         Since its inception, the Company has paid quarterly cash dividends on its common stock, except that certain dividends have been paid in stock, rather than cash, to stockholders who participated in the Company's Dividend Reinvestment and Stock Purchase Plan. The per share dividends paid in cash during 1994 and 1995, giving retroactive effect to the stock split, were as follows:

=======================================================================
                                     Per Share Dividend
-----------------------------------------------------------------------
1st qtr 1994                                $.167
-----------------------------------------------------------------------
2nd qtr 1994                                 .167
-----------------------------------------------------------------------
3rd qtr 1994                                 .167
-----------------------------------------------------------------------
4th qtr 1994                                 .167
-----------------------------------------------------------------------
1st qtr 1995                                 .175
-----------------------------------------------------------------------
2nd qtr 1995                                 .208
-----------------------------------------------------------------------
3rd qtr 1995                                 .208
-----------------------------------------------------------------------
4th qtr 1995                                 .208
=======================================================================

         Pursuant to its Strategic Plan, the Company intends to pay dividends equal to forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the board of directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by Federal and state regulations which impose general restrictions on a bank's and bank holding company's right to pay dividends (and to make loans or advances to affiliates which could be used to pay dividends). See "Business."

ITEM 6.  Selected Financial Data.

         The following chart presents consolidated selected financial data for the Company and its subsidiaries for each of the fiscal years from and including 1992, during which the Company acquired the outstanding capital stock of the Bank, and for the Bank's 1991 fiscal year. All amounts are expressed in thousands of dollars except per share amounts. Adjustments in dividends and earnings per share have been made to give retroactive effect to stock splits.



===================================================================================================================================
                                               For Fiscal Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                          1995               1994               1993              1992              1991
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                    $ 11,339           $ 11,868           $ 10,736           $  8,788          $  7,182
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                        (1,727)             3,517              3,047              2,284             2,022
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Share               (2.01)              4.22               3.69               2.79              2.47
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                            246,165            232,935            223,422            203,573           172,120
-----------------------------------------------------------------------------------------------------------------------------------
Long Term Obligations                       ---                ---                ---                ---               ---
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per                 .96                .80                .75                .72               .69
Common Share
-----------------------------------------------------------------------------------------------------------------------------------
Return on Assets                          -0.73%              1.53%              1.40%              1.23%             1.27%
-----------------------------------------------------------------------------------------------------------------------------------
Return on Equity                          -7.42%             17.24%             17.70%             15.23%            15.23%
----------------------------------------------------------------------------------------------------------------------------------
Dividend Payout                          -47.86%             19.24%             20.38%             25.89%            28.08%
-----------------------------------------------------------------------------------------------------------------------------------
Avg. Equity to Avg. Assets                 9.89%              8.86%              7.92%              8.05%             8.32%
===================================================================================================================================

ITEM 7.           Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operation.

Results Of Operation

         In 1995, the Bank reported a net loss of ($1,678,941) as compared to 1994 net income of $3,516,593. The loss was primarily a result of loan losses related to several large, uncollectible loans. Non-recurring litigation and restructuring costs in 1995 totalled $1,407,641. Total assets grew 5.7% in 1995 with most of this growth in investment securities while gross loans declined by 1.5%. A 6% growth in deposits in 1995 accounted for the growth in assets.

         The Company and its subsidiaries had a consolidated net loss of $1,726,748 ($2.01 per share) for 1995, a significant change from their 1994 consolidated net income of $3,516,593 ($4.22 per share) and their 1993 consolidated net income of $3,047,112 ($3.69 per share). The change is primarily due to a significant increase in the provision for loan losses of $7,925,000 for 1995 compared to $1,120,000 for 1994 and $1,080,000 for 1993. The increase resulted from provisions being made to charge-off delinquent and non-performing loans. The collectibility of certain loans, significant in aggregate amount, became doubtful during 1995 and the Bank charged-off a significant amount of such loans in 1996. The basic terms of the M.O.U. and possible sanctions should the Bank fail to adhere to it, and certain specific problem loans, are described under "Business."

         The consolidated net interest income prior to making provision for credit losses decreased by $528,822 (4.5%) from $11,867,959 in 1994 to $11,339,137 in 1995. Net interest income had increased by $1,131,865 (10.5%) from $10,736,094 in 1993. The 1995 decrease is primarily due to an increase in interest expense on deposits which exceeded a slight increase in total interest revenues from lending activities for such period. The movement of deposits from lower yielding savings and money market accounts to higher yielding certificates of deposit resulted in an increase in the Bank's cost of deposits during 1995. In addition, the Bank wrote off approximately $220,000 in interest income during 1995 in connection with its charge-off of certain loans as described above.

         Increased expenses of the Company and its subsidiaries in 1995 also resulted from $1,407,641 in litigation costs and costs relating to the 1995 directors' election contest. The Bank has obtained insurance reimbursement for approximately $560,000 of this amount and does not expect to have such charges (other than routine litigation costs) in the future.

Capital Resources and Liquidity

         Total deposits increased from $208,565,653 at 1994 year end to $221,120,763 at the end of 1995, an increase of $12,555,110 (6.0%). Total deposits increased by $5,654,923 (2.8%) during 1994 from $202,910,730 at the end of 1993. While deposits have increased over the past two years, the Bank believes that a general downward trend in interest rates paid on deposit accounts has resulted in a trend away from lower yielding deposit products toward higher yielding long term deposits.

         NOW accounts have remained relatively flat increasing by $472,703 in 1994 and $17,141 in 1995 from $21,800,005 at year end 1993. Over the same period, savings deposits after increasing slightly in 1994 from $52,764,881 in 1993 to $52,830,352 in 1994, declined to $46,752,665 at the end of 1995, a decrease of $6,077,687 (11.5%). Meanwhile, both certificates of deposit over $100,000 and other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) increased by $2,040,197 (26.1%) and $17,788,337 (34.4%), respectively in 1995. In 1994 certificates of deposit over $100,000 increased by $1,274,178 (19.5%) from $6,530,466 in 1993 and other time deposits increased by $4,250,550 (9.0%) from $47,445,457 in 1993.

         The Bank's cash and cash equivalents (cash plus federal funds sold) as of December 31, 1995 ($9,450,021) was roughly the same as at December 31, 1994 ($9,606,316), which, in turn, was only 66.5% of the December 31, 1993 total of $14,435,017. The aggregate market value of investment securities held by the Bank as of December 31, 1995 was $74,690,073, compared to $59,024,129 as of December 31, 1994, a $15,665,944 (26.5%) increase. The reason for the large increase in investment securities during 1995 was the 6.0% increase in deposits coupled with declining loan demand. The market value of the Bank's investment securities as of December 31, 1994 had decreased by $2,436,148 (4.1%) from their December 31, 1993 total.

         The Bank may draw on a $26,000,000 line of credit from The Federal Home Loan Bank of Atlanta. As of December 31, 1994 $1,500,000 was outstanding under this line. No amounts were outstanding at the end of either 1995 or 1993.

         The Bank's net loans decreased by $3,342,654 (2.2%) from $153,814,422 in 1994 to $150,471,768 in 1995. The 1994 net loan total increased by $11,948,629 (8.4%) from $141,865,793 in 1993. The variations are largely due to an increase in construction and land development loans in 1994 followed by a reduction in such loans in 1995. Residential and commercial mortgage loans increased during 1995 whereas lease financings and installment loans decreased. The Bank has determined to decrease its equipment and automobile lease based lending because of the difficulties in monitoring the financial condition of the clients of lease company borrowers.

ITEM 8.  Financial Statements And Supplementary Data.

         The response to this Item is set forth at the end of this report.

ITEM 9.  Changes In And Disagreements With Accountants On
          Accounting And Financial Disclosure.

         On April 11, 1996 the Company's board of directors decided not to reengage Rowles & Company to review the Company's consolidated financial statements for its 1996 fiscal year. Such accountants report on the Company's consolidated financial statements for each of its prior two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Rowles & Company. On June 27, 1996, the Company's board of directors decided to engage Trice & Geary LLC to perform such function and Trice & Geary LLC was so engaged on August 16, 1996.

ITEM 10.  Directors And Executive Officers Of The Registrant.

         Set forth below is information about the directors, executive officers and significant employees of the Company, the Bank and GBB. Unless indicated otherwise, the positions stated for each individual are positions held in the Company and in each of its subsidiaries.

NAME:                                      AGE:              DIRECTOR SINCE:

Theodore L. Bertier                         68                     1997

Retired since 1993. Manager of design and drafting department of Westinghouse Electric Corp. prior to retirement.

Shirley Boyer                               60                     1995

Owner/Manager of a large number of residential properties in Anne Arundel County, Maryland. Thirteen years experience in banking (1954-1967) in positions from Teller to Assistant Branch Manager.

Thomas Clocker                              62                     1995

Owner/Operator of Angel's Food Market in Pasadena, Maryland since 1960. Charter member of and assisted in founding Pasadena Business Association. Community involvement including local charities, schools, church, scout groups and athletic programs.

John E. Demyan                              49                     1990

Chairman of the Board since 1995. Director of the Company and the Bank from 1990 through 1994. Completed Maryland Banking School in 1994. Owner/Manager of commercial and residential properties in northern Anne Arundel County, Maryland.

Alan E. Hahn                                62                     1997

Retired information systems manager.

Charles L. Hein                             75                     1997

Retired clergyman. Purchaser and restorer of residential properties. Mortgagee of residential properties.

F. William Kuethe, Jr.                      64                     1995

President and Chief Executive Officer of the Company and the Bank since 1995. Director of the Bank from 1960 through 1989. Former President - Glen Burnie Mutual Savings Bank. Licensed appraiser and real estate broker. Banking experience from 1960 to present at all levels.

Frederick W. Kuethe, III                    37                     1995

Vice President of the Company since 1995. Director of the Bank since 1988. Software design and systems integration - Westinghouse Electric Corporation since 1981 to present. Chairman of Data Processing Committee for Bank. Son of
F. William Kuethe, Jr.

Eugene P. Nepa                              67                     1997

Retired engineer.

William N. Scherer, Sr.                     74                     1995

Attorney specializing in wills and estates. Formerly accountant and tax specialist.

Karen B. Thorwarth                          40                     1995

Manager, Yacht Department - Basil-Voges, Inc. of Annapolis, Maryland. Licensed insurance agent specializing in underwriting and marketing private pleasure yacht insurance. Member - Annapolis Yacht Club.

Mary Lou Wilcox                             49                     1997

Elementary school teacher.

Dorothy A. Abel                             55

Secretary of the Company since 1995. Vice President and Secretary of the Bank since 1990.

John E. Porter                              43

Treasurer and Chief Financial Officer of the Company since 1995. Vice President, Treasurer and Chief Financial Officer of the Bank since 1990.
Secretary/Treasurer of GBB since 1995.

Michael L. Derr                             46

Vice President Operations of the Bank since 1992. Assistant Vice President Operations of the Bank since 1989.

Robert J. Riedel                            55

Vice President of the Bank since 1990.

Michael Livingston                          43

Chief Lending Officer of the Bank since 1996. Regional Vice President and commercial loan officer with Citizens Bank from March 1993 until April 1996. Comptroller with Land Services Group from April 1992 through January 1993.


ITEM 11.  Executive Compensation.

General

         The following chart sets forth the compensation paid by the Company and the Bank to F. William Kuethe, Jr., their chief executive officer since March 9, 1995, and to Jan W. Clark, their chief executive officer prior to Mr. Kuethe, during the years indicated.

                           SUMMARY COMPENSATION TABLE



                                                                                   Long Term Compensation
-----------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation               Awards
                                    -----------------------------------------------------------------------------
           (a)                (b)         (c)           (d)           (e)            (f)              (g)               (h)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Other
                                                                    Annual        Restricted       Securities        All Other
                                                                    Compen-         Stock          Underlying         Compen-
   Name and Principal                  Salary ($)      Bonus        sation         Award(s)         Options/          sation
        Position             Year                       ($)           ($)                           SARs (#)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
F. William Kuethe, Jr.       1995     $ 65,538       $ 7,500      $  250 1         ---                250         $ 16,904 2
  Chief Executive Officer    1994                      1,500          ---          ---                ---           35,109 3
                             1993                      1,350         250 1         ---                250           36,818 4


Jan W. Clark                 1995       16,093           ---         438 5         ---                ---         $ 68,543 6
  Former Chief Executive     1994     $109,574       $15,000          ---          ---                940           29,001 7
  Officer                    1993       93,506        15,000         250 5         ---                833           26,386 8
===================================================================================================================================

Stock Option Plans

         During 1995, all employees of the Company, including its prior chief executive officer, received the right to purchase five shares of the Company's common stock, at a per share price at 15% below the market price for such shares on the date of


--------

     1 F. William Kuethe, Jr.'s "Other Annual Compensation" consisted solely of the differences between the exercise price of director stock options exercised by him during the respective years and the fair market value of the shares at the time of exercise as determined by information furnished by Legg Mason Wood Walker.

     2 F. William Kuethe, Jr.'s "All Other Compensation" in 1995 consisted of $1,240 in paid insurance premiums, $8,400 in directors' fees and $7,264 in appraisal fees.

     3 F. William Kuethe, Jr.'s "All Other Compensation" in 1994 consisted of $22,655 in directors' fees, and $12,454 in appraisal fees.

     4 F. William Kuethe, Jr.'s "All Other Compensation" in 1993 consisted of $23,659 in directors' fees and $13,159 in appraisal fees.

     5 Jan Clark's "Other Annual Compensation" consisted solely of the differences between the exercise price of director stock options exercised by him during the respective years and the fair market value of the shares at the time of exercise as determined by information furnished by Legg Mason Wood Walker.

     6 The Company agreed to pay Jan W. Clark a severance payment of $143,345 payable in installments through March 16, 1997. $58,678 of this was paid in 1995 and is included in his "All Other Compensation" for such year. His "All Other Compensation" in 1995 also consisted of paid insurance premiums of $984, directors' fees of $3,750 and profit-sharing plan contributions of $5,171.

     7 Jan W. Clark's "All Other Compensation" in 1994 consisted of paid insurance premiums of $6,314, directors' fees of $14,300 and profit-sharing plan contributions of $8,387.

     8 Jan W. Clark's "All Other Compensation" in 1993 consisted of paid insurance premiums of $5,188, directors' fees of $14,090, and profit-sharing plan contributions of $7,078.

grant, for every $1,000 of salary and bonus paid during the preceding year. The rights were granted on July 1, 1995 and could be exercised at any time through September 30, 1996. The plan was suspended in June, 1996 and no options have been granted thereunder since 1995. Options for 583 shares were granted to Mr. Clark in 1993 and for 690 shares in 1994 under this plan.

         The Company maintains a director stock purchase plan pursuant to which directors may purchase the Company's common stock at its fair market value on the date an option is granted. At December 31, 1995, there were 17,700 shares of common stock reserved for issuance under the plan. No options are currently outstanding under this plan. Options for 3,600 shares were exercised in 1995 at prices of $28.33 to $31.67 per share. All of the options granted to Mr. Kuethe, and options for 250 shares granted to Mr. Clark in each of 1993 and 1994 were granted under the directors' stock purchase plan.

         The following table sets forth information concerning the award of stock options to the individuals named in the Summary Compensation Table during the 1995 fiscal year.


====================================================================================================================================
                                                 Option/SAR Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Potential Realizable Value
                                                                                                           at Assumed Annual Rates
                                                                                                         of Stock Price Appreciation
                          Individual Grants                                                                    for Option Term
------------------------------------------------------------------------------------------------------------------------------------
          (a)                  (b)             (c)             (d)                          (e)              (f)             (g)

                         Number of
                         Securities      % of total
                         Underlying      Options/          Exercise
                         Options/        SARs Granted      or Base      Market
                         SARs            to Employees      Price        Price
Name                     Granted (#)     in Fiscal Year    ($/Sh)       ($/Sh)      Expiration Date        5%  ($)         10% ($)
------------------------------------------------------------------------------------------------------------------------------------
F. William Kuethe, Jr.         250            9.1%           $38.00      $38.00     July 1, 1996           $475.00         $950.00
------------------------------------------------------------------------------------------------------------------------------------
Jan W. Clark
====================================================================================================================================

      The following table sets forth information concerning the exercise of stock options by such individuals during the 1995 fiscal year:




================================================================================================================================
                       Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------------------------------------------------------
          (a)                        (b)                       (c)                      (d)                      (e)

                                                                              Number of Securities     Value of Unexercised
                                                                              Underlying Unexercised   In-the Money
                                                                              Options/SARs at          Options/SARs at
                                                                              FY-End (#)               FY-End ($)

                          Shares Acquired on                                  Exercisable/             Exercisable/
Name                      Exercise (#)               Value Realized ($)       Unexercisable            Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
F. William Kuethe, Jr.               250                     $  254                     ---                      ---
--------------------------------------------------------------------------------------------------------------------------------
Jan W. Clark                         690                     $4,592                     ---                      ---
                                     250                        389                     ---                      ---
================================================================================================================================

The realized value determination is based on the average of the last reported sales prior to the exercise of the options and the first reported sales thereafter.

Pension Plan Information

         The Bank maintains a pension plan for substantially all employees pursuant to which benefits are based on the employee's average rate of earnings and years of service. A participant's pension is based on the average amount of his annual earnings for his five most highly paid consecutive years during the ten years immediately preceding his retirement. His pension is determined by multiplying 2% of the "covered" portion of this amount and .65% of any additional portion by the lesser of the number of his years of service or 20. The "covered" portion is his social security taxable wage basis taken over a period of up to 35 years. The following table shows the estimated annual benefits payable upon retirement in specified compensation and years of service classifications based on the assumption that the "covered" portion equals $65,400 (the current maximum salary subject to social security tax) for all employees receiving more than such amount and that the highest salary payable is $100,000 per annum. Currently, no employee earns this much and the Bank does not anticipate that any employee will in the foreseeable future.

================================================================================
                                 PENSION PLAN TABLE
--------------------------------------------------------------------------------
                                 Years of Service
--------------------------------------------------------------------------------
Remuneration            5               10                  15               20
--------------------------------------------------------------------------------
 10,000               1,000            2,000               3,000           4,000
--------------------------------------------------------------------------------
 20,000               2,000            4,000               6,000           8,000
--------------------------------------------------------------------------------
 30,000               3,000            6,000               9,000          12,000
--------------------------------------------------------------------------------
 40,000               4,000            8,000              12,000          16,000
--------------------------------------------------------------------------------
 50,000               5,000           10,000              15,000          20,000
--------------------------------------------------------------------------------
 60,000               6,000           12,000              18,000          24,000
--------------------------------------------------------------------------------
 70,000               6,690           13,379              20,069          26,758
--------------------------------------------------------------------------------
 80,000               7,015           14,029              21,044          28,058
--------------------------------------------------------------------------------
 90,000               7,340           14,679              22,019          29,358
--------------------------------------------------------------------------------
100,000               7,665           15,329              22,994          30,658
================================================================================

         The total compensation covered by the pension plan for the year ended December 31, 1995 was $2,617,791. 2.5% of the covered compensation represents compensation paid to F. William Kuethe, Jr. His credited years of service is one year. 0.6% of the covered compensation represents compensation paid to Jan W. Clark.

         Benefits under the pension plan are not subject to deduction for social security payments or other offsets.

Directors' Fees

         Each director receives a $600 fee for attending each meeting of the board of directors or of committees of the board. During 1995, $94,625 was paid in directors' fees.

Compensation Committee

         A compensation committee of directors approved by the board sets director compensation. The board sets the compensation of the chief executive officer. The chief executive officer sets the compensation of the other executive officers. Executive officers are placed at certain grade levels with the salary range of each grade level established by the compensation committee, subject to board approval, based on comparable salaries paid by similar financial institutions. Within such range, an individual's salary is based on a performance review conducted by the board or president, as indicated above. Bonuses are discretionary and largely based on the Bank's financial performance.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table provides information as of December 31, 1996 concerning ownership of the Company's common stock (which constitutes its only class of equity securities) by any individual or group known to the Company to be the beneficial owner of more than 5% of its common stock, each of its directors, each of the individuals listed in the Summary Compensation Table, included with
Item 11 above and all executive officers and directors as a group. Each person listed has sole voting and sole investment power with respect to the shares listed across from his name except as noted otherwise.

================================================================================
Name and Address of            Account And Nature of          Percent of Class
Beneficial Owner               Beneficial Ownership           (If 1% or more)
--------------------------------------------------------------------------------
Ethel Webster                        167,517                       18.95%
104 W. Pasadena Road
Pasadena, MD
--------------------------------------------------------------------------------
John E. Demyan                        73,107  1/                    8.27%  1/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
F. William Kuethe, Jr.                46,482  2/                    5.26%  2/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Theodore L. Bertier                    6,479  3/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Shirley Boyer                          4,212
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Thomas Clocker                           371
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Alan E. Hahn                           1,658
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Charles L. Hein                       36,442  4/                    4.12%  4/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Frederick W. Kuethe, III               9,735  5/                    1.10%  5/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Eugene P. Nepa                        22,877                        2.59%
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
William N. Scherer, Sr.                2,432  6/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Karen B. Thorwarth                       500
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Mary Lou Wilcox                          317
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Jan W. Clark                               2
101 Crain Highway, S.E.
Glen Burnie, MD  21061
--------------------------------------------------------------------------------
Cede & Co.                            49,018                        5.55%
--------------------------------------------------------------------------------
All directors and executive          171,036                       19.35%
officers as a group
================================================================================
---------------------------
1/       Includes 3,000 shares owned by John Demyan's spouse as to which he disclaims beneficial ownership.

2/       F. William Kuethe, Jr. has shared voting and shared investment power with respect to 20,097 of these shares.

3/       Theodore L. Bertier has shared voting and shared investment power with respect to 679 of these shares.

4/       Charles L. Hein has shared voting and shared investment power with respect to 23,570 of these shares.

5/       Frederick W. Kuethe, III has shared voting and shared investment power with respect to 9,637 of these shares.

6/       William N. Scherer, Sr. has shared voting and shared investment power with respect to 2,367 of these shares.

ITEM 13.  Certain Relationships and Related Transactions

         The executive officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. Loans to them are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers and the Bank does not believe that they involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1995, 1994, and 1993, the amounts of such loans outstanding were $2,878,742, $685,613, and $535,347, respectively. The election in 1995 of new directors having outstanding loans is the main reason for the increase in 1995.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8K.
                                  Exhibit List

          3.1     Articles of Incorporation
          3.2     By-Laws
         10.1     Glen Burnie Bancorp Stockholder Purchase Plan
         10.2     Glen Burnie Bancorp Dividend Reinvestment and Stock
                  Purchase Plan
         10.3     Glen Burnie Bancorp Director Stock Purchase Plan
         10.4     Glen Burnie Bancorp Employee Stock Purchase Plan
         10.5     The Bank of Glen Burnie Pension Plan
         11       Statement re computation of per share earnings
         16       Letter re: change in certifying public accountant
         21       Subsidiaries of the registrant
         27       Financial Data Schedule

         The Company did not file any report on Form 8-K during the last quarter of its 1995 fiscal year.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant):              Glen Burnie Bancorp

By (Signature and Title):                   [F. William Kuethe, Jr.]
                                            ----------------------------------
                                                  Signature
                                            Chief Executive Officer, President
Date:     3/27/97                           F. William Kuethe, Jr.



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):                   [John E. Porter]
                                            ----------------------------------
                                                  Signature
                                            Chief Financial Officer
Date:     3/27/97                           John E. Porter



By (Signature and Title):                   [Beatrice S. McQuarrie]
                                            ----------------------------------
                                                 Signature
                                            Principal Accounting Officer
Date:      3/27/97                          Beatrice S. McQuarrie



By (Signature and Title):                   [Alan E. Hahn]
                                            ----------------------------------
                                                 Signature
                                            Director, Alan E. Hahn
Date:     3/27/97


By (Signature and Title):                   [Theodore L. Bertier, Jr.]
                                            ----------------------------------
                                            Director, Theodore L. Bertier, Jr.
Date:      3/27/97


By (Signature and Title):                   [Karen Thorwarth]
                                            ----------------------------------
                                            Director, Karen Thorwarth
Date:      3/27/97

By (Signature and Title):                   [Mary L. Wilcox]
                                            ----------------------------------
                                            Director, Mary L. Wilcox
Date:      3/27/97



By (Signature and Title):                   [Thomas Clocker]
                                            ----------------------------------
                                            Director, Thomas Clocker
Date:      3/27/97



By (Signature and Title):                   [William N. Scherer, Sr.]
                                            ----------------------------------
                                            Director, William N. Scherer, Sr.
Date:      3/27/97



By (Signature and Title):                   [Charles L. Hein]
                                            ----------------------------------
                                            Director, Charles L. Hein
Date:      3/27/97



By (Signature and Title):                   [F. W. Kuethe, III]
                                            ----------------------------------
                                            Director,  F.W. Kuethe, III
Date:      3/27/97



By (Signature and Title):                   [Shirley E. Boyer]
                                            ----------------------------------
                                            Director, Shirley E. Boyer
Date:      3/27/97



By (Signature and Title):                   [Eugene P. Nepa]
                                            ----------------------------------
                                            Director, Eugene P. Nepa
Date:      3/27/97

                      Glen Burnie Bancorp and Subsidiaries

                                Table of Contents


                                                                       Page

Report of independent auditors                                          F-1

Financial statements

  Consolidated balance sheets                                           F-2

  Consolidated statements of income                                     F-3

  Consolidated statements of changes in stockholders' equity            F-4

  Consolidated statements of cash flows                                 F-5-6

  Notes to consolidated financial statements                            F-7-21

                         Report of Independent Auditors



The Board of Directors and
  Stockholders
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland


    We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries as of December 31, 1995, 1994, and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and Subsidiaries as of December 31, 1995, 1994, and 1993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

    As discussed in Note 11 to the financial statements, the Company changed its method of accounting for postretirement health care benefits in 1995.





Baltimore, Maryland
March 8, 1996



                      Glen Burnie Bancorp and Subsidiaries

                           Consolidated Balance Sheets


-------------------------------------------------------------------------------------------------------------------
December 31,                                                       1995               1994               1993
-------------------------------------------------------------------------------------------------------------------

                                     Assets

Cash and due from banks                                       $   9,450,021      $   7,806,316       $ 10,235,017
Federal funds sold                                                    -              1,800,000          4,200,000
Securities available for sale                                    68,597,172          3,273,076              -
Securities held to maturity (market value
  of $6,092,901, $55,751,053 and $61,460,277)                     6,001,675         57,128,637         58,473,048
Ground rents                                                        269,825            269,825            269,825
Loans, less allowance for credit losses
  of $3,698,271, $2,763,874, and $2,552,355                     150,471,768        153,814,422        141,865,793
Bank premises and equipment                                       4,248,830          4,661,344          4,711,994
Other real estate owned                                             432,926            417,993            475,985
Accrued interest receivable                                       2,154,599          2,236,803          1,958,063
Prepaid income taxes                                              3,164,915            277,636            136,541
Deferred income taxes                                               263,860            778,818            829,590
Other assets                                                      1,109,145            469,862            265,845
                                                               ------------      -------------       ------------

                                                               $246,164,736       $232,934,732       $223,421,701
                                                               ============       ============       ============


                      Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing                                          $ 45,147,023       $ 41,081,119       $ 37,868,118
  Interest-bearing                                              175,973,740        167,484,534        165,042,612
                                                               ------------       ------------       ------------
          Total deposits                                        221,120,763        208,565,653        202,910,730
Short-term borrowings                                             1,757,722          2,226,568          1,269,261
Dividend payable                                                    218,208            169,987            157,384
Accrued interest payable                                            229,715            186,823            181,513
Other liabilities                                                 2,300,942            108,668            286,236
                                                               ------------       ------------       ------------
                                                                225,627,350        211,257,699        204,805,124
                                                               ------------       ------------       ------------
Stockholders' equity
  Common stock, par value $10.00 per share;
   authorized 5,000,000 shares; issued
   and outstanding 727,366 shares in 1995, 708,083
   shares in 1994, and 583,402 shares in 1993                     7,273,664          7,080,834          5,834,024
  Stock dividend to be distributed                                1,454,719                -                  -
  Surplus                                                         5,917,043          5,450,852          5,290,979
  Retained earnings                                               5,146,724          9,154,546          7,491,574
  Net unrealized gain (loss) on securities
   available for sale, net of income taxes                          745,236             (9,199)               -
                                                              -------------      -------------      -------------
                                                                 20,537,386         21,677,033         18,616,577
                                                              -------------      -------------      -------------

                                                               $246,164,736       $232,934,732       $223,421,701
                                                               ============       ============       ============


   The accompanying notes are an integral part of these financial statements.


                      Glen Burnie Bancorp and Subsidiaries

                        Consolidated Statements of Income

-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                           1995               1994               1993
-------------------------------------------------------------------------------------------------------------------

Interest revenue
  Loans, including fees                                         $14,475,876        $14,085,642        $13,091,166
  U.S. Treasury securities                                          987,119          1,037,453          1,136,624
  U.S. Government agency securities                               1,599,850          1,450,536          1,539,051
  State and municipal securities                                  1,261,886          1,218,119          1,158,832
  Federal funds sold                                                138,678            101,537            105,947
  Other                                                             137,296             51,814              4,679
                                                                -----------        -----------        -----------
          Total interest revenue                                 18,600,705         17,945,101         17,036,299
                                                                -----------        -----------        -----------

Interest expense
  Deposits                                                        7,172,845          6,008,866          6,277,686
  Other                                                              88,723             68,276             22,519
                                                                -----------        -----------        -----------
          Total interest expense                                  7,261,568          6,077,142          6,300,205
                                                                -----------        -----------        -----------
          Net interest income                                    11,339,137         11,867,959         10,736,094
Provision for credit losses                                       7,925,000          1,120,000          1,080,000
                                                                -----------        -----------        -----------
          Net interest income after
           provision for credit losses                            3,414,137         10,747,959          9,656,094
                                                                -----------        -----------        -----------

Other operating revenue
  Service charges on deposit accounts                               948,021            956,643          1,002,953
  Other fees and commissions                                        449,567            480,019            400,131
  Gains on investment securities                                    506,695             78,169              5,406
                                                                -----------        -----------        -----------
          Total other revenue                                     1,904,283          1,514,831          1,408,490
                                                                -----------        -----------        -----------

Other expenses
  Salaries                                                        2,954,742          2,831,455          2,626,476
  Employee benefits                                               1,182,490          1,156,763          1,050,334
  Occupancy                                                         465,732            484,738            486,742
  Furniture and equipment                                           741,602            645,707            615,222
  Restructuring and litigation charges                            1,407,641              -                  -
  Other operating                                                 1,987,405          2,020,773          1,937,610
                                                                -----------        -----------        -----------
          Total other expenses                                    8,739,612          7,139,436          6,716,384
                                                                -----------        -----------        -----------

Income (loss) before income taxes and cumulative
   effect of a change in accounting method                       (3,421,192)         5,123,354          4,348,200
Income taxes (benefit)                                           (1,694,444)         1,606,761          1,328,919
                                                                -----------        -----------        -----------
Income (loss) before cumulative effect of a change
  in accounting method                                           (1,726,748)         3,516,593          3,019,281
Cumulative effect of a change in the method
  of accounting for income taxes                                      -                  -                 27,831
                                                                -----------        -----------        -----------
Net income (loss)                                               $(1,726,748)       $ 3,516,593        $ 3,047,112
                                                                ===========        ===========        ===========

Earnings per share
    Income (loss) before cumulative effect of a
     change in accounting method                                $     (2.01)       $      4.22        $      3.66
    Cumulative effect of a change in the
     method of accounting for income taxes                            -                  -                    .03
                                                                -----------        -----------        -----------
    Net income (loss)                                           $     (2.01)       $      4.22        $      3.69
                                                                ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.


                      Glen Burnie Bancorp and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity



                                                                                                           Net unrealized
                                                                                                           gain (loss) on
                                                              Common stock                                   securities
                                                     ---------------------------               Retained       available
                                               Shares          Par value        Surplus        earnings       for sale
                                               ------          ---------        -------        --------       --------

Balance, December 31, 1992                     568,769         $5,687,690      $4,963,204      $5,065,481     $    -
Net income                                       -                   -              -           3,047,112          -
Issuance of shares for employee and
  director stock purchase plans                  8,068             80,680         170,726           -              -
Cash dividends, $.75 per share                   -                  -               -            (621,019)         -
Dividends reinvested                             6,565             65,654         157,049           -              -
                                               -------         ----------      ----------      ----------      -------
Balance, December 31, 1993                     583,402          5,834,024       5,290,979       7,491,574          -

Unrealized gain on securities
  available for sale at
  January 1, 1994                                -                  -               -               -          132,529
Net income                                       -                  -               -           3,516,593          -
Stock split effected in the form of
 20% stock dividend                            117,705          1,177,053           -          (1,177,053)         -
Issuance of shares for employee and
  director stock purchase plans                  4,605             46,050          96,247           -              -
Shares retired                                 (10,558)          (105,580)       (237,574)          -              -
Cash dividends, $.80 per share                   -                  -               -            (676,568)         -
Dividends reinvested                            12,929            129,287         301,200           -              -
Change in unrealized (loss) on
  securities available for sale                  -                  -               -               -         (141,728)
                                               -------         ----------      ----------      ----------     --------
Balance, December 31, 1994                     708,083          7,080,834       5,450,852       9,154,546       (9,199)

Net loss                                         -                  -               -          (1,726,748)         -
Issuance of shares for employee and
  director stock purchase plans                  8,488             84,880         191,174           -              -
Cash dividends, $.96 per share                   -                   -               -           (826,355)         -
Dividends reinvested                            10,795            107,950         275,017           -              -

Stock split effected in the form of
 20% stock dividend                            145,472          1,454,719           -          (1,454,719)         -
Change in unrealized gain on
  securities available for sale                  -                  -               -               -          754,435
                                               -------         ----------      ----------      ----------     --------
Balance, December 31, 1995                     872,838         $8,728,383      $5,917,043      $5,146,724     $745,236
                                               =======         ==========      ==========      ==========     ========



   The accompanying notes are an integral part of these financial statements.


                      Glen Burnie Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows


-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                          1995               1994               1993
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Interest received                                            $ 18,637,384       $ 17,654,147       $ 17,115,168
  Fees and commissions received                                   1,397,588          1,436,662          1,403,084
  Interest paid                                                  (7,218,676)        (6,071,832)        (6,310,764)
  Cash paid to suppliers and employees                           (7,785,480)        (6,934,724)        (6,099,518)
  Income taxes paid                                              (1,152,564)        (1,691,297)        (1,662,725)
                                                               ------------       ------------       ------------

                                                                  3,878,252          4,392,956          4,445,245
                                                               ------------       ------------       ------------

Cash flows from investing activities
  Proceeds from disposal of securities
    Maturity of securities held to maturity                      10,266,038         11,405,887          8,836,375
    Maturity of securities available for sale                       500,000              -                  -
    Sales of securities available for sale                       20,109,830          2,530,156              -
  Purchases of securities held to maturity                         (493,391)       (12,512,137)       (12,385,767)
  Purchases of securities available for sale                    (41,033,354)        (3,282,257)             -
  Loans made to customers, net of
   principal collected                                           (3,064,585)       (12,222,908)       (19,973,503)
  Loans purchased                                                (1,730,000)        (4,170,190)        (2,751,250)
  Loans sold                                                          -              2,776,000          7,547,887
  Sales of real estate                                              588,747            553,922            291,043
  Purchases of premises, equipment, software,
   and intangibles                                               (1,144,983)          (478,025)          (453,415)
                                                               ------------       ------------       ------------

                                                                (16,001,698)       (15,399,552)       (18,888,630)
                                                               ------------       ------------       ------------

Cash flows from financing activities
  Net increase in deposits                                       12,555,110          5,654,923         16,552,513
  Increase (decrease) in short-term borrowings                     (468,846)           957,307            288,921
  Dividends paid                                                   (778,134)          (663,965)          (611,515)
  Dividends reinvested                                              382,967            430,487            222,703
  Shares of stock issued                                            276,054            142,297            251,406
  Shares of stock retired                                             -               (343,154)             -
                                                               ------------       ------------       ------------

                                                                 11,967,151          6,177,895         16,704,028
                                                               ------------       ------------       ------------

Increase (decrease) in cash and cash
  equivalents                                                      (156,295)        (4,828,701)         2,260,643
Cash and cash equivalents at
  beginning of year                                               9,606,316         14,435,017         12,174,374
                                                               ------------       ------------       ------------
Cash and cash equivalents at end of year                       $  9,450,021       $  9,606,316       $ 14,435,017
                                                               ============       ============       ============

   The accompanying notes are an integral part of these financial statements.


                      Glen Burnie Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Continued)


-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                           1995               1994               1993
-------------------------------------------------------------------------------------------------------------------
Reconciliation of net income to net
  cash provided by operating activities

Net income (loss)                                               $(1,726,748)       $ 3,516,593        $ 3,047,112

Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation and amortization                                    583,530            536,605            515,380
   Provision for credit losses                                    7,925,000          1,120,000          1,080,000
   Provisions for other losses                                      136,800            123,000             10,000
   Deferred income taxes                                             40,272             56,559           (377,805)
   Losses (gains) on sale of assets, net                           (509,982)          (139,646)            53,744
   Amortization of premiums and accretion of
     discounts, net                                                 (18,997)            (7,131)             7,785
   Decrease (increase) in
    Accrued interest receivable                                      82,204           (278,740)           (98,297)
    Prepaid income taxes and other assets                        (2,943,020)          (356,943)           (59,268)
   Increase (decrease) in
    Accrued interest payable                                         42,892              5,310            (10,559)
    Deferred loan origination fees                                  (26,529)            (5,083)           169,381
    Other liabilities                                               292,830           (177,568)           107,772
                                                                -----------        -----------        -----------

                                                                $ 3,878,252        $ 4,392,956        $ 4,445,245
                                                                ===========        ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

           The accounting and reporting policies reflected in the financial statements conform to generally accepted accounting principles and to general practices within the banking industry. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of commitments and contingent liabilities at the date of the financial statements and revenues and expenses during the year. Actual results could differ from those estimates.

     Principles of consolidation

           The consolidated financial statements include the accounts of Glen Burnie Bancorp (the Company) and its subsidiaries, The Bank of Glen Burnie (the Bank) and GBB Properties, Inc. Intercompany balances and transactions have been eliminated. The Parent Only financial statements of the Company account for the subsidiaries using the equity method of accounting.

     Business

           The Bank provides credit and deposit services to individuals and businesses located in Anne Arundel County and surrounding areas of central Maryland.

     Cash equivalents

           For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     Investment securities

           In 1994, the Bank adopted Statement No. 115 of the Financial Accounting Standards Board (FASB), Accounting for Certain Investments in Debt and Equity Securities. Management has reviewed its portfolio and classified securities as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. Securities held to meet liquidity needs or which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders' equity on an after tax basis.

           Gains and losses on disposal are determined using the specific-identification method.

     Loans

           Loans are stated at the current amount of unpaid principal, less deferred origination fees and the allowance for credit losses.

           Interest on loans is accrued based on the principal amounts outstanding. Origination fees are amortized to income over the terms of loans. Origination costs have been measured and determined by management to be immaterial to the financial statements. The accrual of interest is discontinued when management believes, after considering business conditions and collection efforts, that collection is doubtful.

     Allowance for credit losses

           The allowance for credit losses represents an amount which, in management's judgment will be adequate to absorb possible losses on existing loans and other extensions of credit that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as the volume and quality of the loan portfolio and current economic conditions that may affect the borrowers' ability to pay. Actual loan performance may differ from management's estimates.

           Management classifies loans as impaired when collection of contractual obligations, including principal and interest, is doubtful.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


1.   Summary of Significant Accounting Policies (Continued)

     Ground rents

           Ground rents are recorded at cost.

     Bank premises and equipment

           Bank premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line and accelerated methods.

     Other real estate owned

           Real estate acquired through foreclosure is recorded at the lower of cost or fair market value on the date acquired. Losses incurred at the time of acquisition of the property are charged to the allowance for credit losses. Subsequent reductions in the estimated carrying value of the property and other expenses of owning the property are included in other operating expense.

     Software and intangible assets

           Costs incurred in the organization of the Company are being amortized over five years. Computer software is recorded at cost, and amortized over three to five years. A deposit acquisition premium is recorded at cost, and amortized over ten years. Amortization is computed using the straight-line method.

     Income taxes

           The provision for income taxes includes taxes payable for the current year and deferred income taxes. The Bank recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been reported differently in the financial statements and tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Per share data

           Earnings per share are determined by dividing net income by the weighted average number of shares of common stock outstanding, giving retroactive effect to stock dividends declared. Weighted average shares were 861,116 for 1995, 833,849 for 1994, and 826,244 for 1993. Dividends
     per share are restated giving retroactive effect to stock dividends declared.

2.   Cash and Equivalents

           Cash and due from banks includes money market mutual fund accounts of $1,457,693, $1,253,540, and $173,996, at December 31, 1995, 1994, and 1993,
     respectively.

           The Bank normally carries balances with another bank that exceed the federally insured limit. Average balances carried in excess of the limit were $4,010,911 for 1995, $6,663,893 for 1994, and $7,169,579 for 1993. The
     Bank sold federal funds, on a secured basis, to the same bank that averaged $2,416,318 for 1995, $2,798,922 for 1994, and $3,807,077 for 1993.

           Banks are required to carry noninterest-bearing cash reserves of specified percentages of deposit balances. The Bank's normal balances of cash on hand and on deposit with other banks are sufficient to satisfy the reserve requirements.


                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


3.   Investment Securities

           Investment securities are summarized as follows:

                                                      Amortized       Unrealized       Unrealized      Market
        December 31, 1995                               cost            gains            losses         value
     -----------------------                      --------------    --------------   --------------   ----------
     Available for sale
       U. S. Treasury                                $10,067,337      $  142,506       $    7,845     $10,201,998
       U. S. Government agency                        26,187,078         287,223            3,601      26,470,700
       Mortgage-backed                                 3,049,947          92,520            -           3,142,467
       State and municipal                            27,379,975         732,408           29,076      28,083,307
                                                     -----------     -----------       ----------     -----------
                                                      66,684,337       1,254,657           40,522      67,898,472
       Federal Home Loan Bank stock                      698,700           -                -             698,700
                                                    ------------  --------------        ---------    ------------

                                                     $67,383,037      $1,254,657        $  40,522     $68,597,172
                                                     ===========      ==========        =========     ===========

     Held to maturity
       U. S. Treasury                                $ 5,003,789     $    84,106       $    3,750     $ 5,084,145
       U. S. Government agency                           997,886          10,870            -           1,008,756
                                                     -----------     -----------       ----------     -----------

                                                     $ 6,001,675     $    94,976       $    3,750     $ 6,092,901
                                                     ===========     ===========       ==========     ===========

        December 31, 1994
        -----------------
     Available for sale
       U. S. Treasury                                $ 1,494,530     $     4,272      $    24,102     $ 1,474,700
       U. S. Government agency                           500,000           -                -             500,000
       State and municipal                               608,832           5,678              834         613,676
                                                    ------------     -----------     ------------    ------------
                                                       2,603,362           9,950           24,936       2,588,376
       Federal Home Loan Bank stock                      684,700           -                -             684,700
                                                    ------------   -------------   --------------    ------------

                                                     $ 3,288,062     $     9,950      $    24,936     $ 3,273,076
                                                     ===========     ===========      ===========     ===========

     Held to maturity
       U. S. Treasury                                $15,604,747     $    18,616      $   590,301     $15,033,062
       U. S. Government agency                        19,767,888          40,982          700,178      19,108,692
       Mortgage-backed                                 1,894,261          19,336           45,941       1,867,656
       State and municipal                            19,861,741         414,704          534,802      19,741,643
                                                     -----------    ------------     ------------     -----------

                                                     $57,128,637     $   493,638      $ 1,871,222     $55,751,053
                                                     ===========     ===========      ===========     ===========

        December 31, 1993
        -----------------
     U. S. Treasury                                  $18,855,022      $  615,160   $        -         $19,470,182
     U. S. Government agency                          18,476,871         642,457           10,374      19,108,954
     Mortgage-backed                                   1,653,810         113,962            -           1,767,772
     State and municipal                              19,487,345       1,628,615            2,591      21,113,369
                                                     -----------      ----------    -------------     -----------

                                                     $58,473,048      $3,000,194     $     12,965     $61,460,277
                                                     ===========      ==========     ============     ===========

           In 1995, the FASB granted a one-time opportunity to reclassify securities. The Bank reclassified a majority of its securities from held to maturity to available for sale.


                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


3.   Investment Securities (Continued)

           Contractual maturities at December 31, 1995, 1994, and 1993, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Available for sale               Held to maturity
                                                      Amortized       Market           Amortized        Market
          December 31, 1995                            cost           value             cost             value
     ---------------------------                  -------------- ---------------   --------------     ------------
       Due within one year                           $ 6,239,463     $ 6,272,876    $       -          $       -
       Due over one to five years                     16,130,873      16,449,969        5,258,197        5,328,052
       Due over five to ten years                     15,308,097      15,747,636          743,478          764,849
       Due over ten years                             25,955,957      26,285,524            -                 -
       Mortgage-backed, due in
         monthly installments                          3,049,947       3,142,467            -                 -
                                                     -----------    ------------   --------------      ----------

                                                     $66,684,337     $67,898,472       $6,001,675      $6,092,901
                                                     ===========     ===========       ==========      ==========

          December 31, 1994
          -----------------
       Due within one year                           $   499,490    $    503,750     $  6,598,185    $  6,604,743
       Due over one to five years                      1,495,040       1,470,950       34,059,243      33,071,197
       Due over five to ten years                          -               -            9,926,296       9,730,426
       Due over ten years                                608,832         613,676        4,650,652       4,477,031
       Mortgage-backed, due in
         monthly installments                              -               -            1,894,261       1,867,656
                                                   -------------    ------------      -----------     -----------

                                                     $ 2,603,362     $ 2,588,376      $57,128,637     $55,751,053
                                                     ===========     ===========      ===========     ===========


          December 31, 1993
          -----------------
       Due within one year                                                           $  7,089,159    $  7,163,994
       Due over one to five years                                                      31,347,218      32,776,360
       Due over five to ten years                                                      13,308,887      14,252,018
       Due over ten years                                                               5,073,974       5,500,133
       Mortgage-backed, due in
         monthly installments                                                           1,653,810       1,767,772
                                                                                     ------------    ------------

                                                                                      $58,473,048     $61,460,277
                                                                                     ============     ===========

           Proceeds from sales of investments prior to maturity were $20,338,033 during 1995 and $2,530,156 during 1994. Gains of $563,764 and losses of $72,482, were realized on those sales for 1995. Gains of $62,385 and losses of $18,738 were realized on those sales for 1994. There were no sales of investments prior to maturity for 1993.

           At December 31, 1995, 1994, and 1993, securities with an amortized cost of $3,004,119, $2,500,000, and $1,600,162, were pledged as collateral for government deposits and short-term borrowings.

           The investment securities include obligations of the State of Maryland and its subdivisions with an amortized cost of $18,839,735, $20,217,039, and $19,233,538, at December 31, 1995, 1994, and 1993.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


4.   Loans

           Major categories of loans are as follows:

                                                                       1995             1994            1993
                                                                 ---------------  ---------------    ----------
     Mortgage
       Residential                                                 $  37,269,279    $  34,302,680    $ 33,664,092
       Commercial                                                     46,888,141       39,397,909      39,276,953
       Construction and land development                              14,264,761       21,014,457      12,372,074
     Lease financing                                                  13,241,832       15,597,789      17,773,635
     Demand and time                                                  13,123,542       12,680,512      12,841,248
     Installment                                                      29,382,484       33,584,949      28,490,146
                                                                   -------------    -------------    ------------
                                                                     154,170,039      156,578,296     144,418,148
     Allowance for credit losses                                       3,698,271        2,763,874       2,552,355
                                                                   -------------    -------------    ------------

     Loans, net                                                     $150,471,768     $153,814,422    $141,865,793
                                                                    ============     ============    ============

           The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

           The maturity and rate repricing distribution of the loan portfolio are as follows:

                                                                       1995             1994            1993
                                                                 ---------------  ---------------    ---------
     Variable rate immediately                                     $  35,148,040     $ 40,448,637    $ 35,243,050
     Due within one year                                              21,326,466       20,520,984      17,781,365
     Due over one to five years                                       48,258,718       48,715,788      46,275,618
     Due over five years                                              50,309,892       47,668,693      45,899,004
                                                                    ------------    -------------   -------------
                                                                     155,043,116      157,354,102     145,199,037
     Deferred fees and discount                                          873,077          775,806         780,889
                                                                  --------------   --------------  --------------

                                                                    $154,170,039     $156,578,296    $144,418,148
                                                                    ============     ============    ============

           Transactions in the allowance for credit losses were as follows:

     Beginning balance                                              $  2,763,874     $  2,552,355    $  1,755,385
     Provision charged to operations                                   7,925,000        1,120,000       1,080,000
     Recoveries                                                           70,047           67,663          50,627
                                                                   -------------    -------------  --------------
                                                                      10,758,921        3,740,018       2,886,012
     Loans charged off                                                 7,060,650          976,144         333,657
                                                                   -------------    -------------   -------------

     Ending balance                                                 $  3,698,271     $  2,763,874    $  2,552,355
                                                                    ============     ============    ============

           Management has identified impaired loans of $407,597 as of December 31, 1995. No specific allowance for losses related to impaired loans has been provided. These loans were identified as impaired near the end of 1995, and no payments have been received on these loans since they were classified impaired.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


4.   Loans (Continued)

           Loans on which the accrual of interest has been discontinued amounted to $2,374,643, $654,568, and $1,113,701, at December 31, 1995, 1994, and
     1993, respectively. Interest that would have been accrued under the terms of these loans was $191,200, $38,469, and $182,495, at December 31, 1995,
     1994, and 1993, respectively.

           Principal balances of loans past due 90 days or more, including past due nonaccrual loans, are as follows:

                                1995            1994            1993
                            -----------    -------------      ---------
     Demand and time         $  293,462       $  199,873     $   339,108
     Mortgage                 3,258,164        2,486,348       2,094,193
     Installment              1,459,411          845,494         615,184
     Lease financing          1,269,102           41,912         110,886
                             ----------      -----------     -----------

                             $6,280,139       $3,573,627      $3,159,371
                             ==========       ==========      ==========

5.   Credit Commitments

           Outstanding loan commitments, unused lines of credit and letters of credit are as follows

                                             1995             1994              1993
                                          -----------     ------------        --------
     Loan commitments
       Construction and land development   $3,145,000      $ 2,354,000     $ 3,105,000
       Other mortgage loans                   703,000        1,181,900       2,141,747
       Lease financing                        395,000          750,000           -
                                          -----------     ------------      ----------

                                           $4,243,000      $ 4,285,900     $ 5,246,747
                                           ==========      ===========     ===========

     Unused lines of credit
       Home-equity lines                  $ 2,678,990      $ 2,561,861     $ 2,579,440
       Commercial lines                    13,430,907       18,424,323      18,217,753
       Unsecured consumer lines             2,419,052        1,886,600       1,696,982
                                          -----------     ------------     -----------

                                          $18,528,949      $22,872,784     $22,494,175
                                          ===========      ===========     ===========

     Letters of credit                    $ 4,297,760      $ 4,467,523     $ 4,276,619
                                          ===========      ===========     ===========

           Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

           The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit and letters of credit are made on the same terms, including collateral, as outstanding loans. An allowance of $108,000 has been provided to record a possible loss on a letter of credit.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

6.   Bank Premises and Equipment

           A summary of bank premises and equipment is as follows:

                                                 Useful
                                                  lives                 1995             1994            1993
                                              -------------         ------------     ------------      --------

     Land                                                             $  509,803      $   896,170      $  896,170
     Bank buildings                            5-50 years              3,494,122        3,467,732       3,357,690
     Construction in progress                                             29,019           65,024         175,771
     Equipment and fixtures                    5-30 years              3,430,771        3,037,146       2,890,047
                                                                      ----------      -----------      ----------
                                                                       7,463,715        7,466,072       7,319,678
     Accumulated depreciation                                          3,214,885        2,804,728       2,607,684
                                                                      ----------       ----------      ----------

                                                                      $4,248,830       $4,661,344      $4,711,994
                                                                      ==========       ==========      ==========

           Depreciation expense was $533,197, $511,919, and $449,426, for 1995,
     1994, and 1993, respectively. Amortization of software and intangible assets was $50,332, $24,686, and $15,954 for 1995, 1994, and 1993,
     respectively.

           The Bank leases the South Crain Branch. Minimum obligations under the lease are $23,460 per year until the lease expires on June 30, 2000. The Bank is also required to pay maintenance costs. Rent expense was $11,681 for 1995.

7.   Short-term borrowings

           Short-term borrowings are as follows:

                                                                         1995            1994              1993
                                                                      ----------      ----------       ----------
     Notes payable - U.S. Treasury                                    $  282,722     $   726,568       $1,269,261
     Federal funds purchased                                             975,000            -               -
     Securities sold under repurchase agreement                          500,000            -               -
     Federal Home Loan Bank notes                                           -          1,500,000            -
                                                                      ----------       ----------      ----------

                                                                      $1,757,722      $2,226,568       $1,269,261
                                                                      ==========      ===========      ==========

           The Bank may borrow up to $26 million under a line of credit with the Federal Home Loan Bank. The line of credit is secured by a floating lien on the Bank's residential mortgage loans and by investment securities with an amortized cost of $3,004,119 at December 31, 1995.

           Notes payable to the U.S. Treasury are federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the federal funds rate.

           The Bank also has available lines of credit, less amounts currently outstanding, of $1,000,000 in overnight federal funds and $2,000,000 in short-term secured credit from another bank.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


8.   Deposits

           Major classifications of interest-bearing deposits are as follows:

                                                                     1995             1994               1993
                                                               ---------------  ---------------       ----------

     NOW and SuperNOW                                             $ 22,289,849     $ 22,272,708      $ 21,800,005
     Money market                                                   27,602,041       32,880,823        36,501,803
     Savings                                                        46,752,665       52,830,352        52,764,881
     Certificates of deposit, $100,000 or more                       9,844,841        7,804,644         6,530,466
     Other time deposits                                            69,484,344       51,696,007        47,445,457
                                                                 -------------    -------------     -------------

                                                                  $175,973,740     $167,484,534      $165,042,612
                                                                  ============     ============      ============

           Certificates of deposit $100,000 or more mature as follows:

                                                                      1995             1994              1993
                                                                 -------------    -------------        ---------
     Three months or less                                           $2,097,599       $3,315,755        $2,266,140
     Three through 12 months                                         3,331,546        3,047,900         1,970,334
     Over 12 months                                                  4,415,696        1,440,989         2,293,992
                                                                    ----------      -----------       -----------

                                                                    $9,844,841       $7,804,644        $6,530,466
                                                                    ==========       ==========        ==========

           Interest expense associated with certificates of deposit of $100,000 or more was $394,092, $312,993, and $298,594, for the years ended December 31, 1995, 1994, and 1993, respectively.

9.   Other Operating Expenses

           Other operating expenses include the following:


                                                                      1995             1994               1993
                                                                  ------------     ------------         --------

     Professional services                                          $  329,849       $  245,932        $  151,751
     Stationery, printing, and supplies                                278,366          235,500           241,708
     Postage and delivery                                              253,253          201,094           187,134
     FDIC assessment                                                   237,565          455,250           420,481
     Directors fees and expenses                                       133,202          159,518           195,963
     Marketing                                                         118,948           97,671           112,089
     Data processing                                                    97,608           92,237            74,830
     Correspondent bank services                                        78,631           53,285            44,423
     Telephone                                                          49,021           38,598            49,257
     Liability insurance                                                45,075           48,405            51,424
     Losses and expenses on real estate owned                           23,733          107,553           102,323
     Other                                                             342,154          285,730           306,227
                                                                   -----------      -----------       -----------

                                                                    $1,987,405       $2,020,773        $1,937,610
                                                                    ==========       ==========        ==========

                                      F-14

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


10.  Pension and Profit Sharing Plans

           The Bank has a defined benefit pension plan covering substantially all of the employees. Benefits are based on the employee's average rate of earnings for the five consecutive years before retirement. The Bank's funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the frozen entry age actuarial cost method. Assets of the plan are held in a trust fund principally comprised of growth and income mutual funds managed by another bank.

           The following table sets forth the financial status of the plan:


                                                                      1995             1994              1993
                                                                 -------------     ------------       --------
     Accumulated benefit obligation
       Vested                                                       $2,183,088       $2,003,059        $1,839,440
       Nonvested                                                        63,366           98,277            59,410
                                                                   -----------      -----------       -----------

                                                                    $2,246,454       $2,101,336        $1,898,850
                                                                    ==========       ==========        ==========

     Plan assets at fair value                                      $3,399,653       $2,767,215        $2,771,950
     Projected benefit obligation                                    3,365,078        3,085,573         2,709,239
                                                                    ----------       ----------        ----------
     Plan assets in excess of (less than)
       projected benefit obligation                                     34,575         (318,358)           62,711
     Unrecognized prior service cost                                   199,924          225,521           251,118
     Unrecognized net (gain) loss                                       (6,440)         332,303           (74,306)
     Unamortized net asset from transition                             (73,012)         (85,181)          (97,350)
                                                                    ----------       ----------        ----------

     Prepaid pension expenses included in
       other assets                                                 $  155,047       $  154,285        $  142,173
                                                                    ==========       ==========        ==========

     Net pension expense includes the following:
       Service cost                                                 $  177,998       $  175,424        $  143,683
       Interest cost                                                   256,958          232,123           198,606
       Actual return on assets                                        (577,586)          96,951          (292,053)
       Net amortization and deferral                                   364,911         (314,269)           96,846
                                                                    ----------       ----------        ----------

       Net pension expense                                          $  222,281       $  190,229        $  147,082
                                                                    ==========       ==========        ==========

           Assumptions used in the accounting for net pension expense were:

     Discount rates                                                       8.5%             8.5%              8.5%
     Rate of increase in compensation levels                              6.5%             6.5%              6.5%
     Long-term rate of return on assets                                   8.5%             8.5%              8.5%


           The Bank has a defined contribution retirement plan qualifying under
     Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The Bank's contributions to the plan are determined annually by the Board of Directors. The plan covers substantially all employees. The Bank's contributions to the plan, included in expenses, for 1995, 1994, and 1993 were $165,100, $154,900, and $141,700, respectively.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


11.  Postretirement Health Care Benefits

           The Bank provides health care benefits to employees who retire at age
     65. The plan is funded only by the Bank's monthly payments of insurance premiums due. The following table sets forth the financial status of the plan at December 31, 1995:

     Accumulated postretirement benefit obligation
       Retirees                                                   $185,057
       Other active participants, not fully eligible               482,922
                                                                  --------
                                                                   667,979
     Unrecognized transition obligation                            535,126
                                                                  --------

     Accrued postretirement benefit cost                          $132,853
                                                                  ========

           Net postretirement benefit expense for
     1995 includes the following:

     Service cost                                                 $ 55,885
     Interest cost                                                  56,778
     Amortization of unrecognized transition obligation             33,399
                                                                  --------

     Net postretirement benefit expense                           $146,062
                                                                  ========

           Assumptions used in the accounting for
     net postretirement benefit
     expense were:

     Health care cost trend rate                                      8.0%
     Discount rate                                                    8.5%

           If the assumed health care cost trend rate were increased to 9.0%, the total of the service and interest cost components of net periodic postretirement health care benefit cost would increase by $28,808, and the accumulated postretirement benefit obligation would increase by $161,117.

12.  Litigation and Restructuring Charges

           In 1995, two opposing groups ran for election to the Board of Directors. The Company incurred legal expenses and entered into a severance agreement with a former executive officer in connection with this restructuring at costs totaling $687,841. The Company also incurred losses of $719,800 to settle the claim of a borrower who asserted damages for discrimination. These nonrecurring charges are included in operating expenses for 1995.

13.  Contingencies

           The Bank is involved in various legal actions arising from normal business activities. Management believes that the ultimate liability or risk of loss resulting from these actions will not materially affect the Bank's financial position.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


14.  Income Taxes

           The components of income tax expense (benefit) are as follows:


                                     1995           1994           1993
                                 -----------    -----------      --------
     Current
       Federal                  $ (1,494,542     $1,204,547     $1,310,228
       State                        (240,172)       345,654        368,665
                                ------------     ----------     ----------
                                  (1,734,714)     1,550,201      1,678,893
     Deferred                         40,270         56,560       (349,974)
                                ------------     ----------     ----------

                                $ (1,694,444)    $1,606,761     $1,328,919
                                ============     ==========     ==========


           The components of the deferred tax expense (benefits) are as follows:

     Depreciation                      $   (5,786)    $  (1,155)    $   8,705
     Discount accretion                    (7,465)        4,714         6,820
     Provision for credit losses          149,670      (107,971)     (301,872)
     Deferred loan origination fees       (16,343)      150,535       (81,619)
     Deferred compensation plans          (79,806)       10,437        17,992
                                       ----------     ---------     ---------

                                       $   40,270     $  56,560     $(349,974)
                                       ==========     =========     =========


           As of January 1, 1993, the Company recorded a tax credit of $27,831, or $0.03 per share resulting from the adoption of FASB Statement No. 109. This amount represents the net increase in the deferred tax asset as of that date, and is included in the consolidated statements of income as the cumulative effect of an accounting change.

           The components of the net deferred tax asset (liability) are as follows:

                                                                   1995           1994           1993
                                                               ------------   ------------    ---------
     Deferred tax assets
      Allowance for credit losses                               $   837,382     $  987,052     $  879,081
      Deferred loan origination fees                                138,285        121,942        272,477
      Unrealized loss on securities available for sale                -              5,788          -
      Deferred compensation and benefit plans                        87,543          7,443         13,202
                                                                -----------   ------------    -----------
                                                                  1,063,210      1,122,225      1,164,760
                                                                 ----------     ----------     ----------
     Deferred tax liabilities
      Depreciation                                                  245,201        250,987        252,142
      Discount accretion                                             25,370         32,835         28,121
      Prepaid pension contributions                                  59,879         59,585         54,907
      Unrealized gain on securities available for sale              468,899          -              -
                                                                -----------    -----------      ---------
                                                                    799,349        343,407        335,170
                                                                -----------    -----------    -----------

     Net deferred tax asset                                      $  263,861     $  778,818     $  829,590
                                                                 ==========     ==========     ==========

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


14.  Income Taxes (Continued)

           The differences between the federal income tax computed at the statutory rate of 34 percent and the income taxes for the Company are reconciled as follows:

                                                              1995           1994           1993
                                                          ------------   ------------     --------
     Income (loss) before income taxes                    $(3,421,192)    $ 5,123,354    $ 4,348,200
                                                          ===========     ===========    ===========

     Taxes computed at federal income tax rate            $(1,163,205)    $ 1,741,940    $ 1,478,388
     Increase (decrease) resulting from
       Tax-exempt income                                     (384,915)       (377,591)      (359,031)
       State income taxes, net of federal benefit            (154,710)        237,724        201,452
       Nondeductible expenses                                   8,386           4,688          8,110
                                                         -------------  -------------   ------------

                                                          $(1,694,444)    $ 1,606,761    $ 1,328,919
                                                          ===========     ===========    ===========

15.  Capital Standards

           The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require minimum ratios of capital to risk-based assets of 4 percent for Tier 1 capital and 8 percent for total capital. Tier 1 capital consists of stockholders' equity, excluding the unrealized net gain or loss, after applicable income taxes, on investment securities available for sale, and total capital includes a limited amount of the allowance for credit losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

           The Company and the Bank must also maintain minimum capital leverage ratios of 3 to 5 percent of Tier 1 capital to average total assets. The standard is based on a discretionary evaluation of the Bank's risk profile by the Federal Reserve and the FDIC.

           A bank is considered well capitalized if it has minimum Tier 1 and total risk-based capital ratios of 6 percent and 10 percent, respectively, and a minimum leverage ratio of 5 percent.

           The Company's capital ratios, capital balances, and risk-weighted assets at December 31 were as follows:


                                                   1995                1994                1993
                                              --------------      --------------          ---------
      Risk-based ratios
       Tier 1 capital                                  12.4%               14.0%               13.0%
       Total risk-based capital                        13.7%               15.3%               14.3%

      Leverage ratio (approximated using
       year-end assets)                                 7.8%                9.3%                8.3%

      Capital balances
       Tier 1                                   $ 19,261,115        $ 21,686,232        $ 18,616,577
       Total                                      21,226,040          23,624,870          20,409,840

      Risk-weighted assets                       154,987,000         154,393,000         142,697,000


                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


16.   Parent Company Financial Information

           The balance sheets and statements of income for Glen Burnie Bancorp (Parent Only) are presented below:


                                 Balance Sheets


--------------------------------------------------------------------------------------------------------------
     December 31,                                                 1995              1994             1993
--------------------------------------------------------------------------------------------------------------

     Assets
       Cash                                                    $   264,757      $     -           $   174,463
       Investment in The Bank of Glen Burnie                    20,478,884       21,718,390        18,201,804
       Investment in GBB Properties, Inc.                            -                1,899             -
       Land                                                          -              384,700           384,700
       Other assets                                                 27,142           16,582            12,994
                                                               -----------      -----------       -----------

                Total assets                                   $20,770,783      $22,121,571       $18,773,961
                                                               ===========      ===========       ===========

     Liabilities and stockholders' equity
       Dividend payable                                        $   218,208      $   169,987       $   157,384
       Due to affiliates                                            15,189          274,551             -
                                                               -----------      -----------       -----------
                                                                   233,397          444,538           157,384
                                                               -----------      -----------       -----------
       Stockholders' equity
         Common stock                                            7,273,664        7,080,834         5,834,024
         Stock dividend to be distributed                        1,454,719            -                 -
         Surplus                                                 5,917,043        5,450,852         5,290,979
         Retained earnings                                       5,146,724        9,154,546         7,491,574
         Net unrealized gain (loss) on securities
          available for sale, net of income taxes                  745,236           (9,199)            -
                                                               -----------      -----------       -----------

                Total stockholders' equity                      20,537,386       21,677,033        18,616,577
                                                               -----------      -----------       -----------

                Total liabilities and stockholders' equity     $20,770,783      $22,121,571       $18,773,961
                                                               ===========      ===========       ===========



                              Statements of Income


--------------------------------------------------------------------------------------------------------------
     Years Ended December 31,                                     1995              1994               1993
--------------------------------------------------------------------------------------------------------------
     Dividend from subsidiaries                               $    315,000      $     -           $  160,000
     Expenses                                                       61,775            7,060             9,136
                                                              ------------      -----------       -----------
     Income before income taxes and equity in
       undistributed net income of subsidiaries                    253,225           (7,060)          150,864
     Income tax benefit                                             21,056            5,970             -
     Equity in undistributed net income of subsidiaries         (2,001,029)       3,517,683         2,896,248
                                                              ------------     ------------       -----------

     Net income (loss)                                        $ (1,726,748)     $ 3,516,593       $ 3,047,112
                                                              ============      ===========       ===========

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


17.  Fair Value of Financial Instruments

           The estimated fair values of the Company's financial instruments are as follows:


                                                       December 31, 1995                  December 31, 1994
                                                 ------------------------------    ------------------------------
                                                  Carrying           Fair           Carrying            Fair
                                                   amount            value           amount             value
                                                   ------            -----           ------             -----
     Financial assets
        Cash and due from banks                  $  9,450,021      $  9,450,021    $  7,806,316      $  7,806,316
        Federal funds sold                              -                 -           1,800,000         1,800,000
        Investment securities                      74,598,847        74,690,073      60,401,713        59,024,129
        Variable rate loans                        35,148,040        35,148,040      40,448,637        40,448,637
        Accrued interest receivable                 2,154,599         2,154,599       2,236,803         2,236,803

     Financial liabilities
        Noninterest-bearing deposits             $ 45,147,023      $ 45,147,023    $ 41,081,119      $ 41,081,119
        Variable rate deposits                     96,644,555        96,644,555     107,983,883       107,983,883
        Short-term borrowings                       1,757,722         1,757,722       2,226,568         2,226,568
        Interest and dividend payable                 447,923           447,923         356,810           356,810


           The fair values of investment securities are estimated using a matrix that considers yield to maturity, credit quality, and marketability. This method of valuation is permitted by the FASB, but may not be indicative of net realizable or liquidation values.

           It is not practicable to estimate the fair value of loans with fixed maturities, deposit liabilities with fixed maturities, or outstanding credit commitments. The Company does not presently have available resources to estimate fair values based on quoted prices or discounted cash flows for individual accounts or groups of accounts.

           Maturities and weighted-average interest rates on loans and deposits with fixed maturities are as follows:


                                                          December 31, 1995                 December 31, 1994
                                                       ----------------------             ---------------------
                                                       Amount            Rate             Amount           Rate
                                                       ------            ----             ------           ----
     Loans
        Maturing within one year                     $ 21,326,466      8.7%            $ 20,520,984         8.7%
        Maturing over one to five years                48,258,718      9.0%              48,715,788         8.8%
        Maturing over five years                       50,309,892      9.1%              47,668,693         9.3%
                                                    -------------                      ------------

                                                     $119,895,076                      $116,905,465
                                                     ============                      ============

     Deposits
        Maturing within three months                 $ 17,035,145      5.7%            $ 13,342,709         4.0%
        Maturing over three to six months              16,598,147      5.8%              12,985,504         4.8%
        Maturing over six months to one year           13,014,695      5.7%              12,643,752         5.0%
        Maturing over one to five years                32,681,198      6.5%              20,528,686         5.8%
                                                    -------------                     -------------

                                                     $ 79,329,185                      $ 59,500,651
                                                     ============                      ============

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


18.  Related Party Transactions

           The executive officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. These loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. At December 31, 1995, 1994, and 1993, the amounts of such loans outstanding were $2,878,742, $685,613, and $535,347, respectively.

19.  Stockholders' Equity

           Employees who have completed one year of service are eligible to participate in the employee stock purchase plan. The plan allows employees to purchase stock at 85 percent of the fair market value. At December 31, 1995, there were 31,980 shares of common stock reserved for issuance under the plan. Options for 4,555 of those shares are outstanding, at $26.92 per share, expiring October 1, 1996. Options for 6,586 shares were exercised in 1995 at prices of $24.08 to $26.92 per share.

           The director stock purchase plan allows directors to purchase stock at the fair market value on the date an option is granted. At December 31, 1995, there were 17,700 shares of common stock reserved for issuance under the plan. Options for 300 of those shares are outstanding at $31.67 per share, expiring October 1, 1997. Options for 3,600 shares were exercised in 1995 at prices of $28.33 to $31.67 per share.

           The dividend reinvestment and stock purchase plan allows participating stockholders to invest their cash dividends in stock at 95 percent of the fair market value on the dividend payment date. At December 31, 1995, there were 105,190 shares of common stock reserved for issuance under the plan.

           The number of shares and prices per share have been retroactively adjusted for stock dividends declared.

           The Board of Directors may suspend or discontinue any of the plans at its discretion.

20.  Regulatory Matters

           The FDIC has advised management that it will ask the Bank to agree to a Memorandum of Understanding that management will correct violations of law, improve loan administration and loan loss accounting methods, improve loan collections, improve information to the board of directors, adopt a strategic plan and budget, and maintain adequate capital.

                                  Exhibit Index


                                                                      Page No.

 3.1     Articles of Incorporation                                       ___

 3.2     By-Laws                                                         ___

10.1     Glen Burnie Bancorp Stockholder Purchase Plan                   ___

10.2     Glen Burnie Bancorp Dividend Reinvestment and                   ___
         Stock Purchase Plan

10.3     Glen Burnie Bancorp Director Stock Purchase Plan                ___

10.4     Glen Burnie Bancorp Employee Stock Purchase Plan                ___

10.5     The Bank of Glen Burnie Pension Plan                            ___

11       Statement re computation of per share earnings                  ___

16       Letter re: change in certifying public accountant               ___

21       Subsidiaries of the registrant                                  ___

27       Financial Data Schedule                                         ___