Form 10-K405
period 1995-12-31
GLEN BURNIE BANCORP
filed 1997-07-18
CIK 890066

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                FORM 10-K/A-1
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED, EFFECTIVE
OCTOBER 7, 1996]

For the fiscal year ended December 31, 1995

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

For the transition period from __________ to ___________

               Commission File No. 33-62278

                        GLEN BURNIE BANCORP
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

          MARYLAND                                52-1782444
--------------------------------               ------------------
-
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)             Identification No.)

101 CRAIN HIGHWAY, S.E., GLEN BURNIE, MARYLAND       21061
----------------------------------------------    --------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:(410) 766-3300

Securities registered pursuant to Section 12(b) of the Act:
NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.   Yes [  ]   NO [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

As of December 31, 1996, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $24.7 million.

Number of shares of Common Stock outstanding as of December 31, 1996: 883,858

                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

                      Exhibit List
                      ------------

 3.1 Articles of Incorporation. See Exhibit 3.1 to the Annual Report on Form 10-K of Glen Burnie Bancorp for its Fiscal Year Ended December 31, 1995, SEC File Number 33-62278 (the "1995 10-K Annual Report") which is incorporated herein by reference.
 3.2 By-Laws. See Exhibit 3.2 to the 1995 10-K Annual Report which is incorporated herein by reference.
10.1 Glen Burnie Bancorp Stockholder Purchase Plan. See Exhibit No. 10.1 to the 1995 10-K Annual Report which is incorporated herein by reference.
10.2 Glen Burnie Bancorp Dividend Reinvestment and Stock Purchase Plan. See Exhibit No. 10.2 to the 1995 10-K Annual Report which is incorporated herein by reference.
10.3  Glen Burnie Bancorp Director Stock Purchase Plan.   See
      Exhibit 10.3 to the 1995 10-K Annual Report which is incorporated herein by reference.
10.4  The Bank of Glen Burnie Employee Stock Purchase Plan.
10.5 The Bank of Glen Burnie Pension Plan. See Exhibit 10.5 to the 1995 10-K Annual Report which is incorporated herein by reference.
16    Letter re: change in certifying public accountant.  See
      Exhibit 16 to the 1995 10-K Annual Report which is incorporated herein by reference.
21   Subsidiaries of the registrant.  See Exhibit 21 to the 1995
      10-K Annual Report which is incorporated herein by
      reference.
23   Consent of Rowles & Company, LLP, dated April 14, 1997.
27   Financial Data Schedule.  See Exhibit 27 to the 1995 10-K
      Annual Report which is incorporated by reference.

                          SIGNATURES
                          ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GLEN BURNIE BANCORP


Date:  July 17, 1997       By: /s/ John E. Porter
                               ----------------------------
                               John E. Porter
                               Treasurer and Chief Financial
                               Officer