Form 10-Q
period 1996-03-31
GLEN BURNIE BANCORP
filed 1997-07-18
CIK 890066

                         FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . .to . . . . . . .

Commission file number . . . . . . . . . . . . . . . .33-62278

                      GLEN BURNIE BANCORP
  (Exact name of registrant as specified in its charter)

Maryland                                          52-1782444
------------------------------------       ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

      101 Crain Highway, S.E., Glen Burnie, MD  21061
      -----------------------------------------------
          (Address of principal executive offices)
                          (Zip Code)

                          410-766-3300
   ---------------------------------------------------------
     (Registrant's telephone number, including area code)

   --------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of outstanding shares of the registrant's common stock as of March 31, 1996 was 876,400.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
        (dollars in thousands, except per share amounts)

                                                      (Unaudited)
                                                        March 31,        December 31,
                                                          1996             1995
                                                      ------------      -----------
                 Assets
Cash and due from banks                                 $ 10,154         $   9,468
Federal funds sold                                         7,100                 0
Investment securities available for sale,
  at fair value                                           62,636            68,593
Investment securities held to maturity,
  at cost (fair value March 31 $5,998,
  December 31 $6,091)                                      6,001             6,008
Loans receivable, net of allowance for credit losses
  March 31 $3,841- December 31 $3,635                    149,568           150,460
Premises and equipment at cost, net of accumulated
  depreciation                                             4,177             4,249
Other real estate owned                                      433               433
Goodwill                                                     517               531
Other assets                                               4,938             6,518
                                                        --------          --------
      Total assets                                      $246,524         $246,260
                                                        ========          ========

            Liabilities and Stockholders' Equity

             Liabilities:
Deposits                                                $224,150          $221,213
Short-term borrowings                                        954             1,758
Other liabilities                                          1,109             2,751
                                                        --------          --------
     Total liabilities                                   226,213           225,722
                                                        --------          --------

                 Stockholders' equity:

Common stock, par value $10, authorized
   5,000,000 shares; issued and outstanding
   March 31 876,400 shares; December 31 727,400
   shares                                                  8,764            7,274
Stock dividend to be distributed                               0             1,455
Surplus                                                    6,020             5,917
Retained earnings                                          5,519             5,147
Net unrealized appreciation (depreciation)
  on securities available for sale, net of
  income taxes                                                 8               745
                                                        --------          --------
     Total stockholders' equity                           20,311            20,538
                                                        --------          --------
     Total liabilities and stockholders' equity         $246,524          $246,260
                                                        ========          ========


              GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (dollars in thousands, except per share amounts)
                            (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         -----------------
                                                          1996       1995
                                                         ------    -------
Interest income on
  Loans, including fees                                  $  3,712  $  3,563
  U.S. Treasury and U.S. Government agency
    securities                                                685       624
  State and municipal securities                              377       304
  Other                                                        50        41
                                                         --------  --------
     Total interest income                                  4,824     4,532
                                                         --------  --------
Interest expense on
  Deposits                                                  1,948     1,617
  Short-term borrowings                                        25            30
                                                         --------  --------
     Total interest expense                                 1,973     1,647
                                                         --------  --------
     Net interest income                                    2,851     2,885

Provision for credit losses                                   375       275
                                                         --------  --------
     Net interest income after provision for
       credit losses                                        2,476     2,610
                                                         --------  --------
Other income
  Service charges on deposit accounts                         286       259
  Other fees and commissions                                   71        79
  Other non-interest income                                    11        12
  Gains on investment securities                               87         8
                                                         --------  --------
     Total other income                                       455       358
                                                         --------  --------
Other expenses
  Salaries and employee benefits                            1,133       941
  Occupancy                                                   346       292
  Other expenses                                              596       693
                                                         --------  --------
     Total other expenses                                   2,075     1,926
                                                         --------  --------
Income (loss) before income taxes                             856     1,042
Income tax expense                                            219       334
                                                         --------  --------
Net income (loss)                                        $    637      $    708
                                                         ========  ========
Net income (loss) per share of common stock              $   0.73  $   0.99
                                                         ========  ========
Weighted-average shares of common stock outstanding       876,492   711,558
                                                         ========  ========

              GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
         (dollars in thousands, except per share amounts)
                            (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         -----------------
                                                          1996       1995
                                                         ------    -------
Net cash provided (used) by operating activities         $   (35)  $   703
                                                         -------   -------
Cash flows from investing activities:
  Proceeds from disposals of investment securities         9,102     3,688
  Purchases of investment securities                      (3,789)   (2,621)
  Decrease in loans, net                                     517     1,223
  Purchases of premises and equipment                        (62)      (54)
  Proceeds from sales of premises and equipment                0       385
                                                         -------   -------
Net cash provided by investing activities                  5,768     2,621
                                                         -------   -------
Cash flows from financing activities:
  Increase (decrease) in deposits, net                     2,937    (2,040)
  Decrease in short-term borrowings                         (804)   (1,489)
  Dividends paid                                            (218)     (170)
  Issuance of common stock                                   138       143
                                                         -------   -------
Net cash provided (used) by financing activities           2,053    (3,556)
                                                         -------   -------
Increase (decrease) in cash and cash equivalents           7,786     (232)
Cash and cash equivalents, beginning of year               9,468     9,807
                                                         -------   -------
Cash and cash equivalents, end of year                   $17,254   $ 9,575
                                                         =======   =======

NOTE-1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1996 and 1995.

     Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

 Management's Discussion and Analysis of Financial Condition
                and Results of Operations.

Results Of Operations

     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had a consolidated net income of $635,000 ($.72 per share) for the first quarter of 1996 compared to first quarter 1995 consolidated net income of $708,000 ($.99 per share). The change is primarily due to a significant increase in the first quarter provision for credit losses from $275,000 for 1995 to $375,000 for 1996. The increase resulted from provisions being made to charge-off delinquent and non-performing loans.

     The consolidated net interest income prior to making provisions for credit losses was $2,851,000 for the first quarter of 1996 and $2,885,000 for the same period in 1995, a decrease of $34,000 (1.2%). The net interest margin for the first quarter of 1996 was 5.10% compared to 5.37% for the first quarter of 1995.

     Increased expenses of the Company and its subsidiaries in the first quarter of 1996 also resulted from the continuing costs of litigation.

Financial Condition

     Total deposits as of March 31, 1996 totalled $224,150,000, an increase of $17,624,000 (8.5%) for the preceding twelve months and $2,937,000 (1.3%) for the quarter. While deposits have increased over the past year, the Bank believes that a general downward trend in interest rates paid on deposit accounts has resulted in a trend away from lower yielding deposit products toward higher yielding long term deposits. NOW accounts as of March 31, 1996 totalled $23,102,000, an increase of $2,147,000
(10.3%) from the end of the first quarter of 1995 and $812,000 (3.6%) from December 31, 1995. Money market accounts declined $1,985,000 (6.8%) from the end of the first quarter of 1995 and by $358,000 (1.3%) from December 31, 1995 to total $27,244,000 on
March 31, 1996. Savings deposits increased 2.7% from $47,416,000 at March 31, 1995 to $48,685,000 at March 31, 1996; the first quarter increase was $1,932,000 (4.1%). Meanwhile, certificates of deposit over $100,000 totalled $7,342,000 on March 31, 1996, a decrease of $1,278,000 (14.8%) for the first quarter but an increase of $868,000 (13.4%) from March 31, 1995. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totalled $73,928,000 on March 31, 1996, a $15,944,000 (27.5%) increase from March 31,
1995 and a $4,444,000 (6.4%) increase from December 31, 1995.

     The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold) which, as of March 31, 1996, totalled $17,254,000, was an increase of $9,411,000 (120.0%) from the
March 31, 1995 total of $7,843,000 and an increase of $7,786,000 (82.2%) over the December 31, 1995 total of $9,468,000. The aggregate market value of investment securities held by the Bank as of March 31, 1996 was $68,634,000, compared to $61,425,000 as of March 31, 1995, a $7,209,000 (11.7%) increase and to
$74,684,000 as of December 31, 1995, a $6,050,000 (8.1%)
decrease. The fluctuations in investment securities were a result of changes in deposits combined with declines in loan demand.

     The Bank's net loans totalled $152,636,000 at March 31, 1995 and $150,460,000 on December 31, 1995, compared to $149,568,000 on March 31, 1996. Over the one year period loans declined $3,068,000 (2.0%) and for the quarter decreased $892,000 (0.6%).
The variations are largely due to a decrease in commercial and industrial loans during the period. Commercial mortgage loans increased during the period while residential mortgages decreased slightly and lease financings and installment loans increased slightly. The Bank has decided to decrease its equipment and automobile lease based lending because of the difficulties in monitoring the financial condition of the clients of lease company borrowers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments. The Company's principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

     The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities.

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     The Bank may draw on a $26,000,000 line of credit from The Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of March 31, 1996 no amounts were outstanding under this line.

Item 3. Quantative and Qualitive Disclosure About Market Risk

     Not applicable.

                 PART II - OTHER INFORMATION

Item 4.  Submission Of Matters To A Vote Of Security Holders

     The Company's 1996 annual meeting was held on March 14, 1996. At the meeting directors were elected to serve a one year term. The following persons ran without opposition and were elected by voice vote:

            Shirley E. Boyer
            Thomas Clocker
            John E. Demyan
            Susan Demyan
            Richard Fine
            F. William Kuethe Jr.
            Frederick W. Kuethe, III
            William N. Scherer, Sr.
            Matthew Shimoda
            Karen Thorwarth
            Randall Williams, Jr.

      By unopposed voice vote the Company's stockholders authorized the Board of Directors to select an outside auditing firm for the 1996 fiscal year.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - The following exhibits are filed with this report.

          27  Financial Data Schedule (EDGAR Only)

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                     Signatures
                     ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Glen Burnie Bancorp
                              -------------------
                              (Registrant):




Date:  July 17, 1997      By:/s/ John E. Porter
                             -----------------------------
                             John E. Porter
                             Chief Financial Officer
                             (Duly authorized officer and
                             principal financial officer)