Form 10-Q
period 1996-06-30
GLEN BURNIE BANCORP
filed 1997-07-18
CIK 890066

                            FORM 10-Q

                           UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

     The number of outstanding shares of the registrant's common stock as of June 30, 1996 was 880,800.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
        (dollars in thousands, except per share amounts)

                                                      (Unaudited)
                                                        June 30,        December 31,
                                                          1996             1995
                                                      ------------      -----------
                 Assets
Cash and due from banks                                 $  9,967         $   9,468
Federal funds sold                                         3,675                 0
Investment securities available for sale,
  at fair value                                           61,979            68,593
Investment securities held to maturity,
  at cost (fair value June 30 $23,347,
  December 31 $6,091)                                     23,628             6,008
Loans receivable, net of allowance for credit losses
  June 30 $2,882- December 31 $3,635                     140,199           150,460
Premises and equipment at cost, net of accumulated
  depreciation                                             4,182             4,249
Other real estate owned                                      589               433
Goodwill                                                     504               531
Other assets                                               4,207             6,518
                                                        --------          --------
      Total assets                                      $248,930         $246,260
                                                        ========          ========

            Liabilities and Stockholders' Equity

             Liabilities:
Deposits                                                $228,588          $221,213
Short-term borrowings                                      1,111             1,758
Other liabilities                                            462             2,751
                                                        --------          --------
     Total liabilities                                   230,161           225,722
                                                        --------          --------

                 Stockholders' equity:

Common stock, par value $10, authorized
   5,000,000 shares; issued and outstanding
   June 30 880,800 shares; December 31 727,400
   shares                                                  8,808            7,274
Stock dividend to be distributed                               0             1,455
Surplus                                                    6,123             5,917
Retained earnings                                          4,586             5,147
Net unrealized appreciation (depreciation)
  on securities available for sale, net of
  income taxes                                              (748)              745
                                                        --------          --------
     Total stockholders' equity                           18,769            20,538
                                                        --------          --------
     Total liabilities and stockholders' equity         $248,930          $246,260
                                                        ========          ========


              GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (dollars in thousands, except per share amounts)
                            (Unaudited)

                                             Three Months Ended    Six Months Ended
                                                   June 30,            June 30,
                                             ------------------    -----------------
                                              1996        1995      1996       1995
                                             ------       -----    ------      -----
Interest income on
   Loans, including fees                    $  3,155     $  3,685  $  6,867   $  7,248
   U.S. Treasury and U.S. Government
    agency securities                            798          600     1,483      1,224
   State and municipal securities                383          319       760        623
   Other                                         130           54       180         95
                                            --------     --------  --------   --------
     Total interest income                     4,466        4,658     9,290      9,190
                                            --------     --------  --------   --------

Interest expense on
   Deposits                                    1,910        1,731     3,858      3,348
   Short-term borrowings                           7           37        32         67
                                            --------     --------  --------   --------
     Total interest expense                    1,917        1,768     3,890      3,415
                                            --------     --------  --------   --------
     Net interest income                       2,549        2,890     5,400      5,775

Provision for credit losses                    2,075          225     2,450        500
                                            --------     --------  --------   --------
     Net interest income after provision
       for credit losses                         474        2,665     2,950      5,275
                                            --------     --------  --------   --------
Other income
   Service charges on deposit accounts           308          263       594        522
   Other fees and commissions                     72           64       143        143
   Other non-interest income                      10           10        21         22
   Gains on investment securities                  2          106        89        114
                                            --------     --------  --------   --------
       Total other income                        392          443       847        801
                                            --------     --------  --------   --------
Other expenses
   Salaries and employee benefits              1,195          974     2,328      1,915
   Occupancy                                     333          309       679        601
   Other expenses                                680          671     1,276      1,364
                                            --------     --------  --------   --------
       Total other expenses                    2,208        1,954     4,283      3,880
                                            --------     --------  --------   --------
Income (loss) before income taxes             (1,342)       1,154      (486)     2,196
Income tax expense (benefit)                    (671)         367      (452)       701
                                            --------     --------  --------   --------
Net income (loss)                           $   (671)    $    787      $    (34)  $  1,495
                                            ========     ========  ========   ========
Net income (loss) per share of common stock   ($0.76)       $1.10    ($0.04)     $2.10
                                            ========     ========  ========   ========
Weighted-average shares of common stock
  outstanding                                880,816      714,643   878,621    713,110
                                            ========     ========  ========   ========

              GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (dollars in thousands, except per share amounts)
                            (Unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                         -----------------
                                                          1996       1995
                                                         ------    -------
Net cash provided by operating activities                  $  3,084   $  2,204
                                                        --------   --------

Cash flows from investing activities:
    Proceeds from disposals of investment securities      12,715      9,566
    Purchases of investment securities                   (25,642)    (6,137)
    Decrease in loans, net                                 7,811      1,130
    Purchases of premises and equipment                     (170)      (215)
    Proceeds from sales of premises and equipment              0        385
    Purchases of other real estate                          (156)         0
    Proceeds from sales of other real estate                   0        195
                                                        --------   --------
Net cash provided (used) by investing activities          (5,442)     4,924
                                                        --------   --------

Cash flows from financing activities:
    Increase (decrease) in deposits, net                   7,375       (523)
    Decrease in short-term borrowings                       (647)    (1,149)
    Dividends paid                                          (481)      (348)
    Issuance of common stock                                 285        242
                                                        --------   --------
Net cash provided (used) by financing activities           6,532     (1,778)
                                                        --------   --------

Increase in cash and cash equivalents                      4,174      5,350

Cash and cash equivalents, beginning of year               9,468      9,807
                                                        --------   --------
Cash and cash equivalents, end of year                  $ 13,642   $ 15,157
                                                        ========   ========

NOTE-1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 1996 and 1995.

     Operating results for the three and six-month periods ended
June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

Results Of Operations

     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had a consolidated net loss of $(671,000) ($(.76) per share) for the second quarter of 1996 compared to second quarter 1995 consolidated net income of $787,000 ($1.10 per share). Year to date consolidated net loss for the six months ending June 30, 1996 was $(34,000) ($(.04) per share) compared to net income of $1,495,000 ($2.10 per share) for the same period in 1995. The change is primarily due to a significant increase in the second quarter provision for credit losses from $225,000 for 1995 to $2,075,000 for 1996. The year to date provision for credit losses for 1996 was $2,450,000 compared to $500,000 for the same period in 1995. The increase resulted from provisions being made to charge-off delinquent and non-performing loans.

     The consolidated net interest income prior to making provisions for credit losses was $2,549,000 for the second quarter of 1996 and $2,890,000 for the same period in 1995, a decrease of $341,000 (11.7%). The net interest margin for the second quarter of 1996 was 4.49% compared to 5.37% for the second quarter of 1995. The decrease in the net interest margin for the second quarter of 1996 was primarily due to the loss of income that had accrued on loans charged off during the quarter.

    Increased expenses of the Company and its subsidiaries in the second quarter of 1996 also resulted from the continuing costs of litigation.

Financial Condition

     Total deposits as of June 30, 1996 totalled $228,588,000, an increase of $20,545,000 (9.9%) for the preceding twelve months and $7,375,000 (3.3%) for the year to date. While deposits have increased over the past year, the Bank believes that a general downward trend in interest rates paid on deposit accounts has resulted in a trend away from lower yielding deposit products toward higher yielding long term deposits. NOW accounts as of June 30, 1996 totalled $22,186,000, an increase of $1,205,000
(5.7%) from the end of the second quarter of 1995 and a decrease of $104,000 (0.5%) for the year to date. Money market accounts declined $1,270,000 (4.5%) from the end of the second quarter of 1995 and by $522,000 (1.9%) for the year to date to total $27,080,000 on June 30, 1996. Savings deposits increased by $3,129,000 (6.7% from June 30, 1995 to $49,706,000 at June 30,
1996; the year to date increase was $2,953,000 (6.3%).
Meanwhile, certificates of deposit over $100,000 totalled

$12,465,000 on June 30, 1996, an increase of $3,448,000 (38.2%)
from June 30, 1995 and an increase of $2,620,000 (26.6%) from year end. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totalled $71,189,000 on June 30, 1996, a $9,878,000 (16.1%)
increase from June 30, 1995 and a $1,705,000 (2.55) increase from December 31, 1995.

     The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold) which, as of June 30, 1996, totalled $13,642,000, was an increase of $334,000 (2.5%) from the June 30,
1995 total of $13,308,000 and an increase of $4,174,000 (44.1%)
over the December 31, 1995 total of $9,468,000. The aggregate market value of investment securities held by the Bank as of June 30, 1996 was $85,326,000 compared to $74,684,000 as of
December 31, 1995, a $10,642,000 (14.3%) increase, and to
$60,122,000 as of June 30, 1995, a $25,204,000 (41.9%) increase.
The fluctuations in the investment securities were a result of changes in deposits combined with declines in loan demand.

     The Bank's net loans totalled $152,370,000 at June 30, 1995 and $150,460,000 on December 31, 1995, compared to $140,199,000 on June 30, 1996. Over the one year period loans declined $12,171,000 (8.0%) and year to date decreased $10,261,000 (6.8%).
The variations are largely due to a decrease in commercial and industrial loans during the period. Commercial mortgage loans increased during the period while residential mortgages decreased slightly and lease financing and installment loans also decreased. The Bank has decided to decrease its equipment and automobile lease based lending because of the difficulties in monitoring the financial condition of the clients of lease company borrowers.

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

     The Bank may draw on a $26,000,000 line of credit from The Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of June 30, 1996 no amounts were outstanding under this line.

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