Form 10-Q
period 1996-09-30
GLEN BURNIE BANCORP
filed 1997-07-18
CIK 890066

                          FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

     The number of outstanding shares of the registrant's common stock as of September 30, 1996 was 883,700.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
        (dollars in thousands, except per share amounts)

                                                      (Unaudited)
                                                      September 30,     December 31,
                                                          1996             1995
                                                      ------------      -----------
                 Assets
Cash and due from banks                                 $ 10,700         $   9,468
Investment securities available for sale,
  at fair value                                           61,376            68,593
Investment securities held to maturity,
  at cost (fair value September 30 $30,856,
  December 31 $6,091)                                     30,888             6,008
Loans receivable, net of allowance for credit losses
  September 30 $3,841- December 31 $3,635                136,654           150,460
Premises and equipment at cost, net of accumulated
  depreciation                                             4,165             4,249
Other real estate owned                                      589               433
Goodwill                                                     490               531
Other assets                                               4,352             6,518
                                                        --------          --------
      Total assets                                      $249,214         $246,260
                                                        ========          ========

            Liabilities and Stockholders' Equity

             Liabilities:
Deposits                                                $226,669          $221,213
Short-term borrowings                                      2,071             1,758
Other liabilities                                            949             2,751
                                                        --------          --------
     Total liabilities                                   229,689           225,722
                                                        --------          --------

                 Stockholders' equity:

Common stock, par value $10, authorized
   5,000,000 shares; issued and outstanding
   September 30 883,700 shares; December 31 727,400
   shares                                                  8,837            7,274
Stock dividend to be distributed                               0             1,455
Surplus                                                    6,190             5,917
Retained earnings                                          4,770             5,147
Net unrealized appreciation (depreciation)
  on securities available for sale, net of
  income taxes                                              (272)              745
                                                        --------          --------
     Total stockholders' equity                           19,525            20,538
                                                        --------          --------
     Total liabilities and stockholders' equity         $249,214          $246,260
                                                        ========          ========


              GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (dollars in thousands, except per share amounts)
                            (Unaudited)

                                             Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                             ------------------    -----------------
                                              1996        1995      1996       1995
                                             ------       -----    ------      -----
Interest income on
   Loans, including fees                    $  3,265     $  3,727  $ 10,132   $ 10,975
   U.S. Treasury and U.S. Government
     agency securities                         1,052          621     2,535      1,845
   State and municipal securities                395          316     1,155        939
   Other                                          76           74       256        169
                                            --------     --------  --------   --------
     Total interest income                     4,788        4,738    14,078       13,928
                                            --------     --------  --------   --------
Interest expense on
   Deposits                                    1,938        1,860     5,796      5,208
   Short-term borrowings                           9           14        41         81
                                            --------     --------  --------   --------
     Total interest expense                    1,947        1,874     5,837      5,289
                                            --------     --------  --------   --------
     Net interest income                       2,841        2,864     8,241      8,639

Provision for credit losses                      375          150     2,825        650
                                            --------     --------  --------   --------
     Net interest income after provision
       for credit losses                       2,466        2,714     5,416      7,989
                                            --------     --------  --------   --------
Other income

   Service charges on deposit accounts           290          262       884        784
   Other fees and commissions                     15           62       158        205
   Other non-interest income                      80            0       101         82
   Gains on investment securities                  6           16        95        130
                                            --------     --------  --------   --------
     Total other income                          391          400     1,238      1,201
                                            --------     --------  --------   --------
Other expenses

   Salaries and employee benefits             1,264        1,003     3,592    2,918
   Occupancy                                     324          329     1,003        930
   Other expenses                                685          471     1,961      1,835
                                            --------     --------  --------   --------
     Total other expenses                     2,273        1,803     6,556      5,683
                                            --------     --------  --------   --------

Income (loss) before income taxes               584        1,311        98      3,507
Income tax expense (benefit)                     135          407      (317)     1,108
                                            --------     --------  --------   --------
Net income (loss)                           $    449      $    904     $    415 $  2,399
                                            ========     ========  ========   ========

Net income (loss) per share of common stock $   0.51      $   1.25     $   0.47 $   3.36
                                            ========     ========  ========   ========
Weighted-average shares of common stock
  outstanding                                883,678      723,150   880,326    715,010
                                            ========     ========  ========   ========

              GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (dollars in thousands, except per share amounts)
                            (Unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                         -----------------
                                                          1996       1995
                                                         ------    -------
Net cash provided by operating activities               $ 3,699     $ 2,914
                                                        -------     -------
Cash flows from investing activities:
    Proceeds from disposals of investment securities     13,135      14,254
    Purchases of investment securities                  (31,595)    (21,945)
    (Increase) decrease in loans, net                    10,981      (1,454)
    Purchases of premises and equipment                    (237)       (459)
    Proceeds from sales of premises and equipment             0         394
    Purchases of other real estate                         (156)          0
    Proceeds from sales of other real estate                  0         195
                                                        -------     -------
Net cash used in investing activities                    (7,872)     (9,015)
                                                        -------     -------
Cash flows from financing activities:
    Increase in deposits, net                             5,456       9,339
    Increase (decrease) in short-term borrowings            313        (632)
    Dividends paid                                         (745)       (562)
    Issuance of common stock                                381         414
                                                       --------     -------
Net cash provided by financing activities                 5,405       8,559
                                                       --------     -------
Increase in cash and cash equivalents                     1,232       2,458

Cash and cash equivalents, beginning of year              9,468       9,807
                                                       --------     -------

Cash and cash equivalents, end of year                 $ 10,700     $12,265
                                                       ========     =======

NOTE-1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 1996 and 1995.

     Operating results for the three and nine-month periods ended
September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.

Results of Operations

     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had a consolidated net income of $449,000 ($.51 per share) for the third quarter of 1996 compared to third quarter 1995 consolidated net income of $904,000 ($1.25 per share). Year to date consolidated net income for the nine months ending September 30, 1996 was $415,000 ($.47 per share) compared to $2,399,000 ($3.36 per share) for the same period in 1995. The change is primarily due to a significant increase in the third quarter provision for credit losses from $150,000 for 1995 to $375,000 for 1996 as well as increased personnel and legal expenses. The year to date provision for credit losses for 1996 was $2,825,000, compared to $650,000 for the period in 1995. The increase resulted from provisions being made to charge-off delinquent and non-performing loans.

     The consolidated net interest income prior to making provision for credit losses was $2,841,000 for the third quarter of 1996 and $2,864,000 for the same period in 1995, a decrease of $23,000 (0.8%). The net interest margin for the third quarter of 1996 was 4.96% compared to 5.19% for the third quarter of 1995.

    Increased expenses of the Company and its subsidiaries in the third quarter of 1996 also resulted from the continuing costs of litigation.

Financial Condition

    Total deposits as of September 30, 1996 totalled $226,669,000, an increase of $8,764,000 (4.0%) for the preceding twelve months and $5,546,000 (2.5%) for the year to date. While deposits have increased over the past year, the Bank believes that a general downward trend in interest rates paid on deposit accounts has resulted in a trend away from lower yielding deposit products toward higher yielding long term deposits. NOW accounts as of September 30, 1996 totalled $21,797,000, an increase of $753,000 (3.6%) from the end of the third quarter of 1995 and a decrease of $493,000 (2.2%) for the year to date. Money market accounts declined $2,458,000 (8.7%) from the end of the third quarter of 1995 and by $1,827,000 (6.6%) for the year to date to total $25,775,000 on September 30, 1996. Savings deposits increased by $1,902,000 (4.1%) from September 30, 1995, to $48,388,000 at September 30, 1996, the year to date increase was $1,635,000 (3.5%). Meanwhile, certificates of deposit over $100,000 totalled $12,586,000 on September 30, 1996, an increase of $2,343,000 (22.9%) from September 30, 1995 and an increase of $2,741,000 (27.8%) from year end. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totalled $73,299,000 on September 30, 1996, a $5,502,000 (8.1%) increase from September 30, 1995 and a $3,815,000 (5.5%) increase from December 31, 1995.

     The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold) which, as of September 30, 1996, totalled $10,700,000, was an increase of $536,000 (5.2%) from the
September 30, 1995 total of $10,164,000 and an increase of $1,232,000 (13.0%) over the December 31, 1995 total of
$9,468,000. The aggregate market value of investment securities held by the Bank as of September 30, 1996 was $92,232,000, compared to $74,684,000 as of December 31, 1995, a $17,548,000
(23.5%) increase, and compared to $71,550,000 as of September 30, 1995, a $20,682,000 (28.9%) increase. The fluctuations in the investment securities were a result of changes in deposits combined with declines in loan demand.

     The Bank's net loans totalled $154,804,000 at September 30, 1995 and $150,460,000 on December 31, 1995, compared to
$136,654,000 on September 30, 1996. over the one year period loans declined $18,150,000 (11.7%) and year to date decreased $13,806,000 (9.2%). The variations are largely due to a decrease in commercial and industrial loans during the period. Commercial mortgage loans increased during the period while residential mortgages decreased slightly and lease financing and installment loans also decreased. The Bank has decided to decrease its equipment and automobile lease based lending because of the difficulties in monitoring the financial condition of the clients of lease company borrowers.

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

     The Bank may draw on a $26,000,000 line of credit from The Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of September 30, 1996 no amounts were outstanding under this line.

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