Form 10-Q
period 1997-03-31
GLEN BURNIE BANCORP
filed 1997-07-18
CIK 890066

                         FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     The number of outstanding shares of the registrant's common stock as of March 31, 1997 was 883,859.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
        (dollars in thousands, except per share amounts)

                                                                (Unaudited)
                                                        March 31,        December 31,
                                                          1997              1996
                                                      ------------      -----------
                 Assets
Cash and due from banks                                   $10,651          $12,503

Federal funds sold                                          3,150           10,175

Investment securities available for sale, at fair value    53,566           54,907

Investment securities held to maturity, at cost
   (fair value March 31 $48,190; December 31 $41,993)      48,494           41,667

Loans receivable, net of allowance for credit losses
   March 31, $4,285; December 31 $5,061                   119,626          124,672

Premises and equipment at cost, net of accumulated
  depreciation                                              4,221            4,154

Other real estate owned                                       608              602

Goodwill                                                      463              477

Other assets                                                6,040            5,168
                                                         --------         --------
     Total assets                                        $246,819         $254,325
                                                         ========         ========

                Liabilities and Stockholders' Equity

               Liabilities:
Deposits                                                 $224,579         $232,746

Short-term borrowings                                       2,916              548

Other liabilities                                             937            2,444
                                                         --------         --------
     Total liabilities                                   $228,432         $235,738
                                                         ========         ========

            Stockholders' equity:

Common stock, par value $100, authorized 5,000,000
   shares; issued and outstanding March 31 883,859
   shares; December 31 883,859 shares                       8,839            8,839

Surplus                                                     6,193            6,193

Retained earnings                                           3,524            3,290

Net unrealized appreciation (depreciation)
  on securities available for sale,
  net of income taxes                                        (169)             265
                                                         --------         --------

     Total stockholders' equity                            18,387           18,587
                                                         --------         --------
     Total liabilities and stockholders' equity          $246,819         $254,325
                                                         ========         ========

              GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (dollars in thousands, except per share amounts)
                            (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         -----------------
                                                          1997       1996
                                                         ------    -------
Interest income on

  Loans, including fees                                  $  2,860  $  3,710

  U.S. Treasury and U.S. government agency securities       1,278       685

  State and municipal securities                              346       377

  Other                                                       104        50
                                                         --------  --------
     Total interest income                                  4,588     4,822
                                                         --------  --------
Interest expenses on
  Deposits                                                  1,826     1,948

  Short-term borrowings                                        10        25
                                                         --------  --------
     Total interest expense                                 1,836     1,973
                                                         --------  --------
     Net interest income                                    2,752     2,849

Provision for credit losses                                   270       375
                                                         --------  --------
     Net interest income after provision for
       credit losses                                        2,482     2,474
                                                         --------  --------
Other income
  Service charges on deposit accounts                         266       286
  Other fees and commissions                                   55        71
  Other non-interest income                                    29        11
  Gains on investment securities                                3        87
                                                         --------  --------

     Total other income                                       353       455

Other expenses
  Salaries and employee benefits                            1,235     1,133
  Occupancy                                                   323       346
  Other Expenses                                              912       596
                                                         --------  --------

     Total other expenses                                   2,470     2,075
                                                         --------  --------
Income (loss) before income taxes                             365       854
Income tax expense (benefit)                                  (10)      219
                                                         --------  --------
Net income (loss)                                        $    375  $    635
                                                         ========  ========
Net income (loss) per share of common stock              $   0.42  $   0.72
                                                         ========  ========
Weighted-average shares of common stock outstanding       883,859   876,492
                                                         ========  ========


              GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
         (dollars in thousands, except per share amounts)
                            (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         -----------------
                                                          1997       1996
                                                         ------    -------
Net cash used by operating activities                    $(1,339)   $   (35)
                                                         -------    -------
Cash flows from investing activities:

  Proceeds from disposals of investment securities         3,582      9,102

  Purchases of investment securities                      (9,830)    (3,789)

  Decrease in loans, net                                   4,776        517

  Purchases of premises and equipment                       (208)       (62)

  Purchases of other real estate                             (20)         0

  Proceeds from sales of premises and equipment                5          0
                                                         -------    -------
Net cash provided (used) by investing activities          (1,695)         5,768
                                                         -------    -------
Cash flows from financing activities:

  Increase (decrease) in deposits, net                    (8,167)     2,937

  Increase (decrease) in short-term borrowings             2,368       (804)

  Dividends paid                                             (44)      (218)

  Issuance of common stock                                     0        138
                                                         -------    -------
Net cash provided (used) by financing activities          (5,843)     2,053
                                                         -------    -------
Increase (decrease) in cash and cash equivalents          (8,877)     7,786

Cash and cash equivalents, beginning of year              22,678      9,468
                                                         -------    -------
Cash and cash equivalents, end of period                 $13,801    $17,254
                                                         =======    =======

NOTE-1 - BASIS OF PRESENTATION
         ---------------------
     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1997 and 1996.

     Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Management's Discussion and analysis of Financial Condition And
Results Of Operations.

Results Of Operations

     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had a consolidated net income of $375,000 ($.42 per share) for the first quarter of 1997 compared to consolidated net income of $637,000 ($.73 per share) for the first quarter of 1996. The change is primarily due to a decline in net interest income and increases in non-interest operating expenses. These increases were primarily in personnel, legal and professional expenses.

     The consolidated net interest income prior to making provision for credit losses was $2,752,000 for the first quarter of 1997 and $2,851,000 for the same period in 1996, a decrease of $95,000 (3.4%). The net interest margin for the first quarter of 1997 was 4.95% compared to 5.10% for the first quarter of 1996.

     Increased expenses of the Company and its subsidiaries during the first quarters of 1996 and 1997 also resulted from the continuing costs of litigation.

Financial Condition

     Total deposits as of March 31, 1997 totalled $224,579,000, an increase of $429,000 (0.2%) for the preceding twelve months and a decrease of $8,167,000 (3.5%) for the year to date. The Bank believes that a general downward trend in interest rates paid on deposit accounts has resulted in a trend away from lower yielding deposit products toward higher yielding long-term deposits. NOW accounts as of March 31, 1997 totalled $22,726,000, a decrease of $376,000 (1.6%) from the end of the first quarter of 1996 and $66,000 (0.3%) for the first quarter of 1997. Money market accounts declined $3,376,000 (12.4%) from the end of the first quarter of 1996 and by $2,343,000 (8.9%) during the first quarter to total $23,868,000 on March 31, 1997.
Savings deposits decreased $944,000 (1.9%) from March 31, 1996 to $47,741,000 at March 31, 1997; the first quarter decrease was $452,000 (0.9%). Meanwhile, certificates of deposit over $100,000 totalled $9,065,000 on March 31, 1997, an increase of $445,000 (5.2%) for the first quarter and $1,723,000 (23.5%) from
March 31, 1996. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totalled $75,689,000 on March 31, 1997, a $1,761,000 (2.4%)
increase from March 31, 1996 and a $1,828,000 (2.4%) decrease from December 31, 1996.

     The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold) as of March 31, 1997 was $13,801,000, a decrease of $3,453,000 (20.0%) from the March 31, 1996 total of $17,254,000 and a decrease of $8,877,000 (39.1%) from the
December 31, 1996 total of $22,678,000. The aggregate market value of investment securities held by the Bank as of March 31, 1997 was $101,756,000 compared to $96,900,000 as of December 31,
1996, a $4,856,000 (5.0%) increase, and compared to the March 31, 1996 total of $68,634,000, a $33,122,000 (48.2%) increase. The reasons for the large increases in investment securities were declines in outstanding loan balances.

     The Bank's net loans totalled $149,568,000 on March 31, 1996 and $124,672,000 on December 31, 1996, compared to $119,626,000 on March 31, 1997. Over the one year period loans declined $29,942,000 (20.0%), and for the quarter decreased $5,046,000
(4.0%). The decreases are largely due to a decrease in commercial and residential mortgage loans during the period. The Bank has decided to decrease its equipment and automobile lease based lending because of the difficulties in monitoring the financial condition of the clients of lease company borrowers.

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

     The Bank may draw on a $26,000,000 line of credit from The Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of March 31, 1997 $2,000,000 was outstanding under this line.

Item 3. Quantative and Qualitive Disclosure About Market Risk

     Not applicable.

                PART II - OTHER INFORMATION

Item 4.  Submission Of Matters To A Vote Of Security Holders

     The Company's 1997 annual meeting was held on March 13, 1997. At the meeting directors were elected to serve a one year term. The votes were as follows:

                 Nominees Elected As Directors

            Name                          Votes In Favor
            ----                          --------------

            John E. Demyan                   485,032
            F. William Kuethe, Jr.           486,806
            Frederick w. Kuethe, III         486,352
            William N. Scherer, Sr.          485,966
            Shirley E. Boyer                 486,806
            Thomas Clocker                   486,026
            Karen Thorwarth                  485,512
            Alan E. Hahn                     485,313
            Theodore L. Bertier, Jr.         487,411
            Eugene P. Nepa                   485,030
            Mary Lou Wilcox                  486,818

            Name                          Votes In Favor
            ----                          --------------

            Susan Demyan                     274,421
            Matthew Shimoda                  272,959
            Richard Fine                     273,907
            Randall Williams, Jr.            274,528

     There were no abstentions or broker non-votes.

     By unopposed voice vote the Company's stockholders fixed the number of directors for the ensuing year at eleven plus two vacancies which may be filled at the discretion of the Board of Directors. By unopposed voice vote they also authorized the Board of Directors to select an outside auditing firm for the 1997 fiscal year.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - The following exhibits are filed with this report.

         27  Financial Data Schedule (EDGAR Only)


     (b) Reports on Form 8-K. A report on Form 8-K was filed on February 20, 1997. The Items reported were Item 4 Changes in Registrant's Certifying Accountants, Item 5 Other Events and Item 7 Financial Statements and Exhibits. Consolidated Reports of Condition and Income as filed by the Company with the Federal Reserve Bank of Richmond, Virginia for each quarter during 1994, 1995 and 1996 were filed as exhibits to the report on Form 8-K. An amendment to the report was filed on February 25, 1997 to file in electronic format certain exhibits which had been filed in paper format.

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