Form 10-Q
period 1997-06-30
GLEN BURNIE BANCORP
filed 1997-08-14
CIK 890066

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-Q

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . .to . . . . . . .

Commission file number    33-62278
                          --------

                      GLEN BURNIE BANCORP
   -----------------------------------------------------
  (Exact name of registrant as specified in its charter)

Maryland                                          52-1782444
------------------------------------       ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

      101 Crain Highway, S.E., Glen Burnie, MD    21061
      ---------------------------------------------------
     (Address of principal executive offices)  (Zip Code)

                          410-766-3300
   ---------------------------------------------------------
     (Registrant's telephone number, including area code)

                           Not Applicable
   --------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

     The number of outstanding shares of the registrant's common stock as of June 30, 1997 was 883,858.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
        (dollars in thousands, except per share amounts)
                       (Unaudited)

                                                        June 30,        December 31,
                                                          1997              1996
                                                      ------------      -----------
                 Assets
Cash and due from banks                               $10,115           $ 12,503
Federal funds sold                                      2,550             10,175
Investment securities available for sale,
  at fair value                                        53,408             54,907
Investment securities held to maturity,
  at cost (fair value June 30 $49,674,
  December 31 $41,993)                                 49,504             41,667
Loans receivable, net of allowance for credit
  losses June 30 $4,361; December 31 $5,061           113,349            124,672
Premises and equipment at cost, net of accumulated
  depreciation                                          4,345              4,154
Other real estate owned                                   745                602
Goodwill                                                  449                477
Other assets                                            5,624              5,168
                                                     --------           --------
       Total assets                                  $240,089           $254,325
                                                     ========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                     LIABILITIES:
Deposits                                             $216,360           $ 32,746
Short-term borrowings                                   4,043                548
Other liabilities                                         927              2,444
                                                     --------           --------
      Total liabilities                              $221,330           $235,738
                                                     ========           ========
                     STOCKHOLDERS' EQUITY:

Common stock, par value $10, authorized 5,000,000
   shares; issued and outstanding: June 30 883,858
   shares; December 31 883,858 shares                   8,839              8,839
Surplus                                                 6,193              6,193
Retained earnings                                       3,481              3,290
Net unrealized appreciation on securities
  available for sale, net of income taxes                 246                265
                                                     --------           --------
      Total stockholders' equity                       18,759             18,587
                                                     --------           --------
      Total liabilities and stockholders' equity     $240,089           $254,325
                                                     ========           ========

                 GLEN BURNIE BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (dollars in thousands, except per share amounts)
                              (Unaudited)

                                         Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         ------------------     ----------------
                                         1997          1996     1997        1996
                                         ----          ----     ----        ----
Interest income on
   Loans, including fees                $  2,754     $  3,155  $  5,614   $  6,867
   U.S. Treasury and U.S. Government
     agency securities                     1,311          798     2,589      1,483
   State and municipal securities            348          383       694        760
   Other                                      56          130       160        180
                                        --------     --------  --------   --------
    Total interest income                  4,469        4,466     9,057      9,290
                                        --------     --------  --------   --------
Interest expense on
   Deposits                                1,720        1,910     3,546      3,858
   Short-term borrowings                      35            7        45         32
                                        --------     --------  --------   --------
       Total interest expense              1,755        1,917     3,591      3,890
                                        --------     --------  --------   --------
          Net interest income              2,714        2,549     5,466      5,400
Provision for credit losses                    0          474       270      2,450
                                        --------     --------  --------   --------
          Net interest income after
            provision for credit losses    2,714        2,075     5,196      2,950
                                        --------     --------  --------   --------
Other income
   Service charges on deposit accounts       268          308       534        594
   Other fees and commissions                 48           72       103        143
   Other non-interest income                  49           10        78         21
   Gains on investment securities              1            2         4         89
                                        --------     --------  --------   --------
       Total other income                    366          392       719        847
                                        --------     --------  --------   --------
Other expenses
   Salaries and employee benefits          1,300        1,195     2,535      2,328
   Occupancy                                 312          333       635        679
   Other expenses                          1,723          680     2,635      1,276
                                        --------     --------  --------   --------
       Total other expenses                3,335        2,208     5,805      4,283
                                        --------     --------  --------   --------
Income (loss) before income taxes           (255)      (1,342)      110       (486)
Income tax expense (benefit)                (266)       ( 671)     (276)      (452)
                                        --------     --------  --------   --------
Net income (loss)                       $     11     $   (671) $    386   $    (34)
                                        ========     ========  ========   ========
Net income (loss) per share of
  common stock                          $   0.01     $  (0.76) $   0.44   $  (0.04)
                                        ========     ========  ========   ========
Weighted-average shares of common
  stock outstanding                      883,858      880,816   883,858    878,621
                                        ========     ========  ========   ========

               GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (dollars in thousands, except per share amounts)
                           (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                         -----------------
                                                          1997       1996
                                                         ------    -------
Net cash provided (used) by
  operating activities                                   $    (943) $  3,084

Cash flows from investing activities:
    Proceeds from disposals of investment securities         5,549    12,715
    Purchases of investment securities                     (11,930)  (25,642)
    Decrease in loans, net                                  11,053     7,811
    Purchases of premises and equipment                       (476)     (170)
    Purchases of other real estate                            (417)     (156)
    Disposal of other real estate                              222         0
    Proceeds from sales of premises and equipment                5         0
                                                         ---------  --------
Net cash provided (used) by investing activities             4,006    (5,442)
                                                         ---------  --------
Cash flows from financing activities:
    Increase (decrease) in deposits, net                   (16,386)    7,375
    Increase (decrease) in short-term borrowings             3,495      (647)
    Dividends paid                                            (185)     (481)
    Issuance of common stock                                     0       285
                                                         ---------  --------
Net cash provided (used) by financing activities           (13,076)    6,532
                                                         ---------  --------
Increase (decrease) in cash and cash equivalents           (10,013)    4,174
Cash and cash equivalents, beginning of year                22,678     9,468
                                                         ---------  --------
Cash and cash equivalents, end of period                 $  12,665  $ 13,642
                                                         =========  ========

NOTE-1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 1997 and 1996.

     Operating results for the three and six-month periods ended
June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had a consolidated net income of $11,000 ($0.01 per share) for the second quarter of 1997 compared to a second quarter 1996 consolidated net loss of $671,000 ($0.76 per share). Year to date consolidated net income for the six months ending June 30, 1997 was $386,000 ($0.44 per share) compared to a net loss of $34,000 ($0.04 per share) for the same period in 1996. The increases in net income were primarily attributable to lower provisions for credit losses in the 1997 periods.

     NET INTEREST INCOME. The Company's consolidated net interest income prior to provisions for credit losses was $2,714,000 for the second quarter of 1997 compared to $2,549,000 for the same period in 1996, an increase of $165,000 or 6.5%. Consolidated net interest income for the six months ended June 30, 1997 was $5,466,000 compared to $5,400,000 for the six months ended June 30, 1996. The increases in net interest income for the three and six month periods were primarily attributable to lower interest expense in each period. Interest expense fell $162,000 (8.5%) for the three months ended June 30, 1997 and fell $299,000 (7.7%) for the six-month period. The decline in interest expense was attributable to the decision to lower interest rates on deposit liabilities. Interest income was essentially flat for the three-month period and declined $233,000, or 2.5%, for the six months ended June 30, 1997. The Company's earnings performance continues to be impacted by a decline in earning assets and a shift in the asset mix from loans to lower yielding investment securities. Net interest margins for the three and six months ended June 30, 1997 were 5.11% and 5.03% compared to 4.49% and 4.89% for the three and six months ended June 30, 1996. The increase in the net interest margin for the second quarter of 1997 was primarily due to the loss of accrued interest on loans charged off during the quarter in 1996.

     PROVISION FOR CREDIT LOSSES. During the three months ended June 30, 1997, the Company made no provision for credit losses and for the six month period provided $270,000 compared to $2,075,000 and $2,450,000 in provisions during the three and six months ended June 30, 1996. The decreases in provisions reflect a decline in charge-off activity and a reduction in classified loans. During the three months ended June 30, 1997, the Company recorded a net recovery of $76,000 and for the six month period recorded a net charge-off of $970,000 compared to $3,034,000 and $3,203,000 in net charge-offs during the three and six months ended June 30, 1996.

     OTHER INCOME. Other income decreased $26,000 (6.6%) and $128,000 (15.1%), respectively, during the three and six months ended June 30, 1997 compared to the prior year periods. The decrease reflects declines in income from service charges on deposit accounts reflecting the decline in average deposits and reduced income from other fees and commissions. For the six-month period, other income was also affected by reduced gains on investment securities reflecting lower sales activity during the 1997 period.

     OTHER EXPENSE. Other expense increased by $1,127,000, or 51.0%, for the quarter and by $1,522,000, or 35.54%, for the six month period primarily due to a $700,000 expense incurred in connection with the settlement of certain litigation during the second quarter. In addition, the Company experienced increases in other expenses due to professional fees incurred in connection with other litigation in which the Company is involved.

     INCOME TAXES. During the three and six months ended June 30, 1997, the Company recorded income tax benefits of $266,000 and $276,000, respectively, compared to tax benefits of $671,000 and $452,000, respectively, during the three and six months ended June 30, 1996. The Company's tax benefits relate primarily to its holdings of tax-exempt state, county and municipal securities and U.S. government agency securities which are not taxed by the State of Maryland.

FINANCIAL CONDITION

     The Company's assets declined to $240,089,000 at June 30, 1997 from $254,325,000 at December 31, 1996 primarily due to a reduction in the loan portfolio. The Bank's net loans totaled $113,349,000 at June 30, 1996, compared to $124,672,000 on
December 31, 1996, a decrease of $11,323,000 (9.1%). The decline was largely due to a decrease in commercial and industrial loans during the period. Commercial mortgage loans increased during the period while residential mortgages decreased slightly and lease financing and installment loans also decreased. The Bank has decided to decrease its equipment and automobile lease based lending because of the difficulties in monitoring the financial condition of the clients of lease company borrowers.

     The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 1997, totaled $12,665,000, a decrease of $10,013,000 (44.2%) from the December 31, 1996 total of $22,678,000. The aggregate market value of investment securities held by the Bank as of June 30, 1997 was $103,082,000 compared to $96,900,000 as of December 31, 1996, a $6,182,000
(6.4%) increase. The fluctuations in the investment securities were a result of changes in deposits combined with declines in loan demand.

     Deposits as of June 30, 1997 totaled $216,360,000, a decrease of $16,386,000 (7.04%) for the year to date. NOW accounts as of June 30, 1997 totaled $25,791,000, a decrease of $2,999,000 (13.2%) for the year to date. Money market accounts declined by $5,333,000 (20.3%) for the year to date to total $20,878,000 on June 30, 1997. Savings deposits increased by $1,817,000, or 3.8%, year to date. Meanwhile, certificates of deposit over $100,000 totaled $8,297,000 on June 30, 1997, a decrease of $323,000 (3.7%) from year end. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $71,319,000 on June 30, 1997, a $6,198,000 (8.0%) increase from December 31, 1996.

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

     The Bank may draw on a $26,000,000 line of credit from The Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of June 30, 1997, however, no amounts were outstanding under this line.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

     Not applicable.

                   PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     On July 10, 1997, the Bank's Board of Directors executed a revised Memorandum of Understanding (the "Revised M.O.U.") which supersedes the Memorandum of Understanding previously entered into with the FDIC and the Maryland Commissioner of Banking. Under the Revised M.O.U., the Bank may not declare or pay any dividends to the Company without the prior written consent of the FDIC and the Commissioner if the ratio of the Bank's Tier 1 capital to assets would be less than 6.0%. Dividends to the Company may not exceed 50% of net operating income after taxes for the period declared without the prior written consent of the FDIC and the Commissioner. Within 360 days of the Effective Date of the Revised M.O.U., the Bank is required to reduce its classified assets to 25% of Tier 1 Capital plus its Allowance for Loan and Lease Losses and to reduce its ratio of non-accrual loans and loans 30 days or more past due to no more than 3.5% of gross loans. Additionally, the Bank will adopt and implement an internal loan review and grading system meeting certain criteria and make certain changes in existing policies and in its strategic plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - The following exhibits are filed with this report.

          27   Financial Data Schedule (EDGAR Only)

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

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


                              GLEN BURNIE BANCORP
                              -------------------
                              (Registrant):



Date: August 14, 1997         By:/s/ John E. Porter
                                 ----------------------------
                                 John E. Porter
                                 Chief Financial Officer
                                 (Duly authorized officer and
                                 principal financial officer)