Form 10-K
period 1996-12-31
GLEN BURNIE BANCORP
filed 1997-08-29
CIK 890066

================================================================================

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

                  For the fiscal year ended December 31, 1996
                                       OR
|_|                 TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]
           For the transition period from ___________ to _____________

                         Commission file number 33-62278
                                                --------

                               GLEN BURNIE BANCORP

             (Exact name of registrant as specified in its charter)

Maryland                                                           52-1782444
---------------------------------                         ----------------------
State or other jurisdiction of                                  I.R.S. Employer
incorporation or organization                             Identification Number

101 Crain Highway, S.E., Glen Burnie, MD                                  21061
----------------------------------------                               --------
(Address of principal executive offices)                               Zip Code

Registrant's telephone number, including area code 410-766-3300
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
          None                                          None

Securities registered pursuant to section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              -----    ------

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1997 was $13,632,625.

         The number of outstanding shares of the registrant's common stock as of June 30, 1997 was 883,858.

================================================================================

                                     PART I
ITEM 1.  Business

         Glen Burnie Bancorp (the "Company") is a bank holding company organized in 1990 under the laws of the State of Maryland and located in Anne Arundel County, Maryland. It presently owns all outstanding shares of capital stock of The Bank of Glen Burnie (the "Bank"), a commercial bank organized in 1949 under the laws of the State of Maryland, basically serving Anne Arundel County and surrounding areas. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the receiving of demand and time deposits, and the making of loans to individuals, associations, partnerships and corporations. Real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

Memoranda of Understanding

         Effective June 13, 1996, the Board of Directors, the FDIC and the Maryland State Bank Commissioner (the "Commissioner") entered into a Memorandum of Understanding ("M.O.U.") which required the Bank to establish written programs to reduce classified assets and contingent liabilities and to report to the FDIC and the Commissioner quarterly on the status of such assets and liabilities, to collect or charge-off certain classified loans, to maintain ratios relating to capital and to delinquent and non-accrual loans, to provide the FDIC and the Commissioner with thirty days notice prior to dividend declaration, to develop an internal loan review and grading system, policies for loan underwriting and administration, a strategic plan for improving operations and budgets, and policies and monitoring systems for liquidity and interest rate risk, to evaluate the allowance for loan and lease losses quarterly, to engage a chief lending officer, to cease any violations of law or regulations cited by the FDIC or the Commissioner, and to establish a committee of three directors to monitor compliance with the M.O.U.

         Effective July 10, 1997, the Board of Directors entered into a revised Memorandum of Understanding (the "Revised M.O.U.")with the FDIC and the Commissioner which supersedes the June 13, 1996 M.O.U. Under the Revised M.O.U., the Bank may not declare or pay any dividends to the Company without the prior written consent of the FDIC and the Commissioner if the ratio of the Bank's Tier 1 capital to assets would be less than 6.0%. Dividends to the Company may not exceed 50% of net operating income after taxes for the period declared without the prior written consent of the FDIC and the Commissioner. Within 360 days of the Effective Date of the Revised M.O.U., the Bank is required to reduce its classified assets to 25% of Tier 1 Capital plus its Allowance for Loan and Lease Losses and to reduce its ratio of non-accrual loans and loans 30 days or more past due to no more than 3.5% of gross loans. Additionally, the Bank will adopt and implement an internal loan review and grading system meeting certain criteria and make certain changes in existing policies and in its strategic plan.

         Should the Bank fail to comply with the provisions of the M.O.U., the FDIC or the Commissioner could seek to impose greater sanctions in the Bank. Enforcement actions may include the issuance of formal and informal agreements, the imposition of civil money penalties and the issuance of a cease-and-desist order that can be judicially enforced. Neither the FDIC nor the Commissioner has sought to initiate any such measures.

Recent Loan Loss Experience Involving Significant Borrowers

         During its 1995 fiscal year, the Bank had outstanding loans to Brian Davis and various entities affiliated with him aggregating approximately $5,804,000. The major borrowers in the affiliated group have filed bankruptcy proceedings and significant recovery by the Bank on these loans is unlikely. As a result of the foregoing, approximately $4,533,000 of these loans have been charged-off.

         Mr. Davis has pled guilty to committing fraud against the Bank and various other banks. Stephen Boyd, the Bank's former chief lending officer, has been indicted by a Federal grand jury for the District of Maryland on charges of fraud against the Bank. The grand jury has alleged, among other things, that he approved and recommended loans for Davis and his affiliates and in addition approved loans from the Bank of approximately $500,000 to "straw men" the proceeds of which he knew were for the benefit of Davis in violation of the Bank's limit on the amount that could be lent to related borrowers. In return, it is alleged, he received cash, gifts and other benefits from Davis and his affiliates of approximately $10,000. Boyd's attorney has publicly stated that he intends to plead not guilty to the charges. The United States Attorney's Office has stated that the investigation which led to Boyd's indictment and Davis's conviction is continuing.

         One of the borrowers affiliated with Davis has brought a proceeding against the Bank seeking damages for fraud. The Bank denies the asserted allegations. See "Item 3. -- Legal Proceedings."

         An equipment and automobile leasing entity and its affiliates had approximately $6,218,000 in outstanding lease loans as of December 31, 1996. 3.29% of the principal balances of these loans were over thirty days delinquent as of April 30, 1997. The Bank has ceased approving new loans for these customers due to concerns about the quality of certain of the loans and leases.

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

Strategic Plan

         In order to enhance its business and resolve certain of the problems it has faced as described above and pursuant to the M.O.U., the Bank has adopted a strategic plan (the "Strategic Plan"). The objectives of the Strategic Plan are to increase returns on average assets and average equity to set percentages within set time frames, improve the Bank's efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income), decrease delinquent loans and classified assets as a percentage of total loans within set time periods, increase the ratio of total loans to total assets within a set time period while maintaining and improving asset quality, increase total deposits to a set amount within a set time period, build capital to a set percentage of assets within set time periods while continuing to make a dividend payment, maintain regulatory compliance and improve effectiveness of corporate structure and communications. The Strategic Plan establishes strategies and action plans to seek to meet these objectives. It is subject to review by the FDIC and the Commissioner.

Lending Activities

         The Bank offers a full range of consumer and commercial loans. The Bank's lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment and automobile lease financing, commercial loans and consumer installment lending. Substantially all of the Bank's loan customers are residents of Anne Arundel County and surrounding areas of Central Maryland. The Bank solicits loan applications for commercial loans from small to medium sized businesses located in its market area. The Bank believes that this is a market in which a relatively small community bank, like the Bank, has a competitive advantage in personal service and flexibility. The Bank's lease financing portfolio consists of loans purchased from third party originators.

         During the last fiscal year, the Bank's loan portfolio significantly decreased in size primarily due to declines in the size of construction and land development portfolio and in its lease financing and demand and time loan portfolio. The declines in the construction and land development portfolio reflect the significant increase in such lending in fiscal year 1994 which was not sustained in subsequent years. The Bank has decided to decrease its equipment and automobile lease-based lending because of the difficulties encountered in monitoring the financial condition of borrowers on purchased leases. The declines in the demand and time loan portfolio reflect in part the substantial charge-offs which the Bank has taken during the past two fiscal years. See "-- Recent Loan Loss Experience Involving Significant Borrowers."

         The following table provides information on the composition of the loan portfolio at the indicated dates.

                             Loan Portfolio Analysis
                                  December 31,
                              Dollars in thousands


                                  1996            1995              1994              1993               1992
                               $       %       $        %        $       %        $         %        $         %
Mortgage
         Residential         35,651  27.48%  37,269    24.17%  34,303   21.91%   33,664    23.31%   33,480    25.76%
         Commercial          47,757  36.81%  46,888    30.41%  39,398   25.16%   39,277    27.20%   35,111    27.02%
Construction and land         5,515   4.25%  14,265     9.25%  21,014   13.42%   12,372     8.56%    9,264     7.13%
development
Lease Financing               7,538   5.81%  13,242     8.59%  15,598    9.96%   17,774    12.31%   19,497    15.00%
Demand and time               9,557   7.37%  13,124     8.51%  12,680    8.10%   12,841     8.89%   10,633     8.18%
Installment                  23,715  18.28%  29,382    19.06%  33,585   21.45%   28,490    19.73%   21,970    16.91%
--------------------------------------------------------------------------------------------------------------------
                            129,733 100.00% 154,170   100.00% 156,578  100.00%  144,418   100.00%  129,955   100.00%
Allowance for credit losses   5,061           3,698             2,764             2,552              1,756
--------------------------------------------------------------------------------------------------------------------
Loans, net                  124,672         150,472           153,814           141,866            128,199
====================================================================================================================


         The following table sets forth maturity and rate repricing distribution of the loan portfolio at the dates indicated. Information is not available for individual loan categories. Demand loans and loans which have no stated maturity are treated as due in one year or less.

                             Loan Maturity Schedule
                                  December 31,
                              Dollars in thousands


                                                       1996          1995         1994          1993         1992
Variable rate immediately                            $ 21,832      $ 35,148     $ 40,448      $ 35,243     $ 27,528
Due within one year                                     5,490        21,326       20,521        17,781        8,033
Due over one to five years                             25,897        48,259       48,716        46,276       39,771
Due over five years                                    77,368        50,310       47,669        45,899       55,235
-------------------------------------------------------------------------------------------------------------------
         Total gross loans                            130,587       155,043      157,354       145,199      130,567
Deferred origination fees                                 854           873          776           781          612
-------------------------------------------------------------------------------------------------------------------
         Total Net loans                             $129,733      $154,170     $156,578      $144,418     $129,955
===================================================================================================================

         Although the risk of non-payment for any reason exists with respect to all loans, certain other specific risks are associated with each type of loan. The primary risks associated with commercial loans, including commercial real estate loans, are the quality of the borrower's management and a number of economic and other factors which induce business failures and depreciate the value of business assets pledged to secure the loan, including competition, insufficient capital, product obsolescence, changes in the cost of production, environmental hazards, weather, changes in laws and regulations and general changes in the marketplace. Primary risks associated with residential real estate loans include fluctuating land and property values and rising interest rates with respect to fixed-rate, long-term loans. Residential construction lending exposes the Company to risks related to builder performance. Consumer loans are affected primarily by domestic instability and a variety of factors that may lead to the borrower's unemployment, including deteriorating economic conditions in one or more segments of a local or broader economy.

         Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus which is defined to include the Bank's capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would be permitted to lend up to $2.1 million to any one borrower at December 31, 1996. By interpretive ruling of the Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus defined to include the Bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital. Under this formula, the Bank would have been permitted to lend up to $3.4 million to any one borrower at December 31, 1996. It is currently the Bank's policy to limit its exposure to any one borrower to no more than $1.8 million in the aggregate. At December 31, 1996, the largest amount outstanding to any one borrower and their related interests was $3.2 million.

Non-Performing Loans

         It is the current policy of the Bank to discontinue the accrual of interest when a loan becomes 90 days or more delinquent and circumstances indicate that collection is doubtful. For fiscal years prior to the 1996 fiscal year, the Bank's policy was to consider real estate loans on a case-by-case basis subject to collateral. For the fiscal year ended December 31, 1996, interest of $457,035 would have been accrued on such loans if such loans had been current in accordance with their original terms.

         The following table sets forth the amount of the Bank's non-accrual loans and accruing loans more than 90 days past due at the dates indicated. At each of the dates indicated, the Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15.


Nonaccrual Loans                              1996           1995            1994           1993            1992
     Real estate                            $4,000         $1,086            $556           $800            $925
     Installment                               168            165              25             15              39
     Credit card & related                       0              4               0              0               0
     Commercial                                378          1,120              74            299              43
----------------------------------------------------------------------------------------------------------------
          Total Nonaccrual                   4,546          2,375             655          1,114           1,007
----------------------------------------------------------------------------------------------------------------
Past Due 90 days
     Real Estate                                87          2,967           2,604          1,602           1,702
     Installment                                 0            300               0              0               0
     Credit card & related                       0             28               5             19               0
     Commercial                                  0            610             310            424               0
----------------------------------------------------------------------------------------------------------------
          Total Past Due 90 Days                87          3,905           2,919          2,045           1,702
----------------------------------------------------------------------------------------------------------------


         At December 31, 1996, there were $1,408,000 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

         The Bank identified impaired loans of $5,953,621 as of December 31, 1996. An allowance of $1,232,366 was provided as a specific reserve related to impaired loans.

         These loans were identified as impaired and payments were received of $377,330 on these loans in 1996 after they were classified impaired.

Allowance for Credit Losses

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

         Transactions in the allowance for credit losses during the last five fiscal years were as follows:


                                                        1996          1995          1994         1993          1992

Beginning balance                                   $  3,698      $  2,764      $  2,552    $   1,755      $    993
                                              ------------------------------------------------------- -------------
Loans charged off
     Real estate                                       1,047         1,541           425           98           193
     Installment                                         786           270            29           41            25
     Credit card & related                               182           194             1            1             7
     Commercial                                        3,453         5,056           520          194            73
                                              ------------------------------------------------------- -------------
          Total                                        5,468         7,061           975          334           298
----------------------------------------------------------------------------------------------------- -------------
Recoveries
     Real estate                                         103            33            18            1            41
     Installment                                          57            11            20           19            16
     Credit card & related                                 2             0             0            0             0
     Commercial                                           73            26            29           31             3
                                              ------------------------------------------------------- -------------
         Total                                           235            70            67           51            60
                                              ------------------------------------------------------- -------------
Net charge-offs                                        5,233         6,991           908          385           238
Provisions charged to operations                       6,596         7,925         1,120        1,080         1,000
                                              ------------------------------------------------------- -------------
Ending balance                                      $  5,061      $  3,698      $  2,764    $   2,552      $  1,755
===================================================================================================== =============
Average loans                                       $146,922      $156,219      $151,933    $ 139,280      $124,930
Net charge offs to total loans                         3.56%         4.48%         0.60%        0.20%         0.19%
----------------------------------------------------------------------------------------------------- -------------



         The Bank's high level of loan charge-offs during the last two fiscal years is primarily attributable to its lending relationships with Brian Davis and various affiliated entities. See "-- Recent Loan Loss Experience Involving Significant Borrowers." Such loans primarily consisted of loans for purchases of trucks and other non-real estate secured loans which are categorized under commercial loans in the above table. In addition, during fiscal year 1996, the Bank began charging off all non-real estate secured loans upon 90 days delinquency which contributed to a continued high level of charge-offs.

         The following table shows the allowance for credit losses broken down by loan category as of December 31, 1996. Such information for earlier periods is not available. The Bank contemplates that the percentage of the total allowance for credit losses allocable to each loan category will not vary significantly during 1997 but the amount allocated to each category and the total allowance will decrease.

       ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES AS OF DECEMBER 31, 1996


                                                    Reserve for Each               Percent of Loans in Each
                  Portfolio                             Category                   Category to Total Loans
Consumer                                            $   448,002                             10.25%
Leases                                                  411,615                              5.64%
Residential Real Estate                                 431,576                             26.11%
Credit Card                                              49,354                              0.79%
Commercial                                            2,042,779                             16.46%
Construction                                            690,112                              4.01%
Commercial Real Estate                                  987,154                             36.73%
      Total                                         $ 5,060,592                            100.00%
============================================ ==================================================================

Investment Securities

         The Bank maintains a substantial portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank's investment securities portfolio consists primarily of U.S. Treasury securities as well as securities issued by U.S. government agencies including mortgage-backed securities. The Bank also invests in obligations of certain states and their political subdivisions.

     A summary of the consolidated investment securities is set forth below:

                              Investment Securities
                               as of December 31,
                           (book value - in thousands)


                                                                     1996           1995            1994
U.S. Treasury securities                                            $13,061        $15,071         $17,099
U.S. Government agencies and
  mortgage-backed                                                    56,607         30,235          22,162
Obligations of states and political
  subdivisions                                                       25,726         27,380          20,471
Other securities and stock                                              748            699             685
--------------------------------------------------------------- ----------- ------------------------------
         TOTAL SECURITIES                                           $96,142        $73,385         $60,417
=============================================================== =========== ==============================

Maturities                                                                    Book Value   Wt. Avg. Yld.
U.S. Treasury securities
     Due within one year                                                          $  3,999         5.89%
     Due over one to five years                                                      6,342         6.00%
     Due over five to ten years                                                      2,720         6.08%
     Due over ten years                                                                  0         0.00%
---------------------------------------------------------------             ------------------------------
          Total U.S. Treasury securities                                            13,061         5.99%

U.S. Government agencies and
  mortgage-backed
     Due within one year                                                                 0         0.00%
     Due over one to five years                                                     22,318         6.61%
     Due over five to ten years                                                     20,885         7.16%
     Due over ten years                                                             13,404         7.16%
---------------------------------------------------------------             ------------------------------
          Total U.S. Gov't agencies and
             mortgage-backed                                                        56,607         6.84%

Obligations of states and political
  subdivisions
     Due within one year                                                               231         8.47%
     Due over one to five years                                                      2,179         9.09%
     Due over five to ten years                                                      8,873         8.68%
     Due over ten years                                                             14,443         7.70%
---------------------------------------------------------------             ------------------------------
          Total states and political subs                                           25,726         8.16%
Other securities and stock
     Federal Home Loan Bank Stock                                                      748         7.25%
---------------------------------------------------------------             ------------------------------
   TOTAL SECURITIES                                                                $96,142         7.08%
===============================================================             ==============================

         Except as described below, the Bank had no investments in securities of a single issuer (other than the U.S. government and its agencies and corporations) which aggregated more than 10% of stockholders' equity at December 31, 1996.


                                                             Book Value       Market Value

Maryland State, County and Municipal Securities              $   16,982       $    17,545
Pennsylvania State, County and Municipal Securities               8,744             8,784

Deposits and Sources of Funds

         The funds needed by the Bank to make loans are generated by deposit accounts. Consolidated total deposits were $232,745,975 as of December 31, 1996. In addition, the Bank may borrow up to $26 million under a line of credit from The Federal Home Loan Bank of Atlanta.

         The Bank's deposit products include regular savings accounts (statements), money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA accounts and certificates of deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services include safe deposit boxes, money orders and travelers checks, night depositories, automated clearinghouse transactions, wire transfers, automated teller machines, telephone banking, and a customer call center.

         The Bank obtains deposits principally through its network of six branches. The Bank does not solicit brokered deposits. At December 31, 1996, the Bank had approximately $12.1 million in certificates of deposit and other time deposits of $100,000 or more including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 1996.

              1996 Time Deposits $100,000 or more maturity schedule
                             (dollars in thousands)


    Three months or less                                         $ 1,614
    Over three through six months                                  1,757
    Over six through 12 months                                     2,336
    Over 12 months                                                 6,423
                                                                 -------
        Total                                                    $12,130
                                                                 =======

Competition

         The Bank faces competition from other community banks and financial institutions and larger intrastate and interstate banks and financial institutions compete vigorously (currently, twelve financial institutions operate within two miles of the Bank's headquarters). Former directors of the bank, including its former Chief Executive Officer, have established County National Bank with a main office in Glen Burnie close to the Bank's headquarters. The Bank anticipates that County National Bank will solicit a significant number of its customers.

         The Bank's interest rates, loan and deposit terms, and offered products and services are governed, to a large extent, by such competition. The Bank attempts to provide superior service within its community and to know and facilitate services to its customers. It seeks commercial relationships with small to medium size businesses which, it believes, would welcome personal service and flexibility. While it believes it is the sixth largest deposit holder in Anne Arundel County, Maryland, with an estimated 5.74% market share as of June 1996 (the latest date for which the Bank has relevant data available), it believes its greatest competition comes from smaller community banks which offer similar personalized services.

Federal and State Regulation

         The Company, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act. It is registered with the Federal Reserve Board and is subject to Federal Reserve Board regulation, examination, supervision and reporting requirements. The Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations and such additional information as the Federal Reserve Board may require. It is subject to regular inspection by Federal Reserve Board examiners.

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

         The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board has been advised that the Company has paid dividends during 1995 and 1996, despite its losses, and has raised no objections.

         The Company's primary source of funds is the receipt of dividends from its subsidiaries. The Bank's ability to make such payments to the Company is subject to certain statutory and regulatory restrictions. Under Maryland law, Maryland banks may only pay dividends from undivided profits (which the Bank, with the apparent acquiescence of the Commissioner, has interpreted to include retained earnings in excess of capital and surplus) or, with the prior approval of the Commissioner, their surplus in excess of 100% of required capital stock (defined as the number of outstanding shares of capital stock times its par value). The Bank has been able to pay dividends despite recent losses due to its substantial retained earnings. Every Maryland bank is prohibited from declaring dividends on its shares of common stock in excess of 90% of net earnings unless its surplus fund equals the amount of required capital stock. The Bank's allocated surplus currently exceeds the amount of its required capital stock. In addition, banks are prohibited by Federal statute from paying dividends or making other capital distributions that would cause them to fail to meet their regulatory capital requirements. The FDIC also has the authority to prohibit the payment of dividends if it determines such payments to constitute unsafe or unsound banking practices. Pursuant to the Revised M.O.U., the Bank may not pay dividends to the Company without prior approval of the FDIC and the Commissioner if its Tier 1 capital ratio would be less than 6.0% or such dividends would exceed 50% of net operating income after taxes. See " -- Memoranda of Understanding."

         Banks are extensively regulated under both Federal and state law. The Bank, as a Maryland state chartered bank, is subject to primary supervision, periodic examination and regulation by the Commissioner and the FDIC. Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board. State and Federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, loans, investments, transactions with affiliates, mergers and acquisitions, borrowings, dividends and locations of branch offices. The FDIC and the Commissioner regularly examine the operations of the Bank, which must file quarterly and annual reports with such agencies. Such requirements are intended for the protection of the Bank's depositors and not its stockholder.

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

         As of December 31, 1996, the Bank's "Tier 1" capital (consisting of stockholders' equity, excluding unrealized after tax net gain or loss on investment securities available for sale) was $17,367,000. Its ratio of Tier 1 capital to risk-weighted assets (12.0% as of December 31, 1996), total capital to risk-weighted assets (12.5% as of December 31, 1996) and leverage ratio of Tier 1 capital to average assets (7.0% as of December 31, 1996) exceed the minimum ratios required by the Federal Deposit Insurance Corporation.

         As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events since that notification that the Bank believes have changed the institution's categorization, although there can be no assurance that the Bank will continue to meet the minimum ratios necessary to maintain such categorization.

Other Activities

         The Company also owns all outstanding shares of capital stock of GBB Properties, Inc. ("GBB"), another Maryland corporation which was organized in 1994 and which is engaged in the business of acquiring, holding and disposing of real property, typically acquired in connection with foreclosure proceedings (or deeds in lieu of foreclosure) instituted by the Bank or acquired in connection with branch expansions by the Bank. No branch expansion occurred in 1996.

Employees

         The Bank currently employs 151 people. Neither the Company nor GBB currently has any employees.

ITEM 2.  Properties

         The Bank owns its Banking Operations Center, its Executive Offices, its main banking facility in Glen Burnie, and four (4) branch offices in various communities in Anne Arundel County, Maryland, all of which are unencumbered. The Company owns no real estate at present. At December 31, 1996, GBB owned two parcels of real estate obtained from foreclosures by the Bank. The book values of these properties were $143,000. One was a residential property which can be used for certain commercial purposes which GBB has contracted to sell for $155,000 ($25,500 over its book value). The other consists of office condominiums. GBB also intends to sell this property. At December 31, 1996, the Bank owned three foreclosed real estate properties having a book value of $329,785. They consist of residential property which the Bank is holding for sale.

ITEM 3.  Legal Proceedings

         McCafferty's Restaurant ("McCafferty's") had commenced an adversary proceeding (McCafferty's, Inc. v. Bank of Glen Burnie Adversary Case, Case No. 96-5137-ESD, U.S. Bankr. Ct., D. Md.) on March 20, 1996 in McCafferty's pending Chapter 11 bankruptcy case (In re McCafferty's, Inc., Case No. 96-5-2444-SD, U.S. Bankr. Ct., D. Md.). The United States District Court for the District of Maryland has assumed jurisdiction (Bank of Glen Burnie v. McCafferty's, Inc., Civil Action No. MJG-96-3656, D-Md, 1996). McCafferty's alleges that the Bank, acting in concert with Brian Davis (McCafferty's former treasurer and chief financial officer who has pled guilty to fraud against the Bank and various other banks), defrauded McCafferty's through alleged forgery of loan documents, improper payment of checks, wrongful diversion of loan proceeds, illegal overbilling and conspiracy to conceal illegal acts. McCafferty's seeks $5,000,000 in compensatory damages, $10,000,000 in punitive damages and declaratory and injunctive relief under numerous counts, including one count pled under the Racketeer Influence and Corrupt Organizations Act ("RICO"). The Bank denies any wrongdoing and any liability, and intends to continue contesting the litigation vigorously. The Company does not believe that the outcome of this litigation will have a material adverse affect on its business.

         The Bank is involved in various other legal actions relating to its business activities. These actions involve claims for money damages which do not exceed 10% of the Company's consolidated current assets in any one case. The Company does not believe that any ultimate liability or risk of loss with respect to these actions will materially affect its consolidated financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Company's security holders during its fourth quarter of 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common equity consists of one class of common stock, par value $10.00 per share. The Company effectuated a six-for-five stock split in the form of a 20% stock dividend paid on January 3, 1996. The Company's stock is traded in the over-the-counter market and quoted in the pink sheets. The actual range of high and low bid quotations for the common stock, which has been adjusted to give retroactive effect to the stock split, for each full quarterly period during 1995 and 1996, based on actual settlements reported by Legg Mason Wood Walker, Inc., the only source of such information available to the Company, are as follows:


                                  High                    Low
                                -------                 -------
1st qtr 1995                    $32.917                 $28.750
2nd qtr 1995                     32.917                  31.042
3rd qtr 1995                     32.917                  32.083
4th qtr 1995                     34.375                  28.854
1st qtr 1996                     37.500                  34.000
2nd qtr 1996                     36.250                  33.000
3rd qtr 1996                     33.500                  33.000
4th qtr 1996                     34.000                  25.000
                                 ======                  ======



         As of June 30, 1997, the reported sales price for the common stock was $25.00.

         As of June 30, 1997, the number of record holders of the Company's common stock was 481.

         Since its inception, the Company has paid quarterly cash dividends on its common stock. The second quarter 1997 dividend, however, was paid partly in cash and partly in stock. Because the effect of this stock dividend was not material, earnings per share have not been restated. The per share dividends paid in cash during 1995 and 1996, giving retroactive effect to the stock split, were as follows:


                                  Per Share Dividend
                                  ------------------
1st qtr 1995                             $.208
2nd qtr 1995                              .250
3rd qtr 1995                              .250
4th qtr 1995                              .250
1st qtr 1996                              .300
2nd qtr 1996                              .300
3rd qtr 1996                              .300
4th qtr 1996                              .050


         Pursuant to its Strategic Plan, the Company intends to pay dividends equal to forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the board of directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by Federal and state regulations which impose general restrictions on a bank's and bank holding company's right to pay dividends (and to make loans or advances to affiliates which could be used to pay dividends). See "Business -- Federal and State Regulation."

ITEM 6.  Selected Financial Data.

         The following tables presents selected consolidated financial data for the Company and its subsidiaries for each of the last five fiscal years as well as certain statistical data. All dollar amounts are expressed in thousands except per share amounts. Adjustments in dividends and earnings per share have been made to give retroactive effect to stock splits.


                                                             At or For Fiscal Year Ended December 31
                                                 1996              1995             1994            1993             1992
                                                 ----              ----             ----            ----             ----
Net Interest Income                             $10,884         $ 11,339         $ 11,868         $ 10,736         $  8,788
Net Income (Loss)                               (1,020)          (1,727)            3,517            3,047            2,284
Net Income (Loss)
  Per Share                                      (1.16)           (2.01)             4.22             3.69             4.02
Total Assets                                    254,325          246,165          232,935          223,422          203,573
Long Term Obligations                               ---              ---              ---              ---              ---
Cash Dividends
Declared Per Common
Share                                              .95              .96              .80              .75              .72
Return on Avg. Assets                            (0.41)%         (0.73)%            1.53%            1.40%            1.23%
Return on Avg. Equity                            (5.29)%         (7.42)%           17.24%           17.70%           15.23%
Dividend Payout Ratio                                 *                *           19.24%           20.38%           25.89%
Avg. Equity to Avg.                               7.82%            9.89%            8.86%            7.92%            8.05%
Assets

* Not meaningful.

ITEM 7. Management's Discussion And Analysis Of Financial
        Condition And Results Of Operations.

Results Of Operations

         The Company and its subsidiaries had a consolidated net loss of $1,020,177 ($1.16 per share) for 1996 compared to their 1995 consolidated net loss of $1,726,748 ($2.01 per share) and their 1994 consolidated net income of $3,516,593 ($4.22 per share). The change is primarily due to a significant increase in the provision for credit losses of $6,596,000 for 1996 and $7,925,000 for 1995 compared to $1,120,000 for 1994. The increase resulted from provisions being made to charge-off delinquent and non-performing loans. The collectibility of certain loans, significant in aggregate amount, became doubtful during 1996 and the Bank charged-off a significant amount of such loans. See "Business --Recent Loan Loss Experience Involving Significant Borrowers." Charge offs in 1996 amounted to $5,468,293 following the $7,060,650 charged off in 1995. In 1996 the Bank entered into the M.O.U. with the FDIC and the Commissioner which addresses the factors relating to such losses. See "Business -- Memoranda of Understanding."

         Net Interest Income. The consolidated net interest income prior to making provision for credit losses decreased by $454,884 (4.0%) from $11,339,137 in 1995 to $10,884,253 in 1996. It had decreased by $528,822 (4.5%) in 1995 from
$11,867,959 in 1994. The 1996 decrease is primarily due to an increase in interest expense on deposits and a decrease in total interest revenues from lending activities for such period. The 1995 decrease is primarily due to an increase in interest expense on deposits which exceeded a slight increase in total interest revenues from lending activities for such period. The movement of deposits from lower yielding savings and money market accounts to higher yielding certificates of deposit resulted in an increase in the Bank's cost of deposits during 1996 and 1995. In addition, loans on which accrual of interest has been discontinued amounted to $4,545,581 at December 31, 1996. Interest that would have accrued under the terms of these loans was $457,035. Interest income on loans fell $1,394,512 (9.6%) from $14,475,876 at the end of 1995 to
$13,081,364 at the end of 1996, after increasing $390,234 (2.8%) during 1995 from $14,085,042 at the end of 1994. In addition to increased loan charge offs, the Bank made fewer loans during 1996 than 1995.

         The following table allocates changes in income and expense attributable to the Bank's interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.


                                                         1996 VS. 1995                        1995 VS. 1994
                                                  --------------------------------    -----------------------------
                                                  INCREASE/       CHANGE DUE TO       INCREASE/     CHANGE DUE TO
                                                  DECREASE     RATE         VOLUME     DECREASE     RATE     VOLUME
                                                                      (dollars in thousands)
ASSETS
Interest earning assets:
  Money market investments:
    Federal funds sold                                $  122   $ (37)      $  159      $   38    $   52     $ (14)
    Interest-bearing
      deposits                                           (31)    (17)         (14)         62         0        62
Investment securities:
  U.S. Treasury securities
    and obligations of U.S.
    gov't agencies                                     1,082     234          848          99       (20)      119
  Obligations of states and
    political subdivisions (1)                           472     (74)         546          52       (57)      109
All other investment securities                            2      (1)           3          23         6        17
                                                    --------   -----       ------      ------     -----     -----
      Total investments                                1,647      80        1,567         274       (18)      292
Loans, net of unearned income
  Demand, time and lease                                (613)    (56)        (557)         88       145       (57)
  Mortgage and construction                             (269)   (604)         335         301       (41)      342
  Installment and credit card                           (517)     31         (548)          4      (122)      126
                                                    --------   -----       ------      ------     -----     -----
    Total gross loans(2)                              (1,399)   (537)        (862)        393       (18)      411
    Allowance for credit losses
                                                    --------   -----       ------      ------     -----     -----
    Total net loans                                   (1,399)   (420)        (979)        393       (18)      411
                                                    --------   -----       ------      ------     -----     -----
Total Interest-Earning Assets                         $  248   $(779)      $1,027      $  667    $  (63)    $ 730
                                                    ========   =====       ======      ======     ======     =====

LIABILITIES
Deposits
  Savings and NOW                                     $ (112)  $(191)      $   79      $ (302)   $  (12)    $(290)
  Money market                                          (111)    (42)         (69)       (147)       43      (190)
  Other time deposits                                    762       7          755       1,613       902       711
                                                    --------   -----       ------      ------     -----     -----
Total Interest-Bearing Deposits                          539     (33)         572       1,164       933       231
Noninterest-bearing deposits                              --      --           --          --        --        --
                                                    --------   -----       ------      ------     -----     -----
Borrowed funds                                           (39)     (9)         (30)         21        22        (1)
                                                    --------   -----       ------      ------     -----     -----
Total Interest-Bearing
Liabilities                                           $  500   $ (34)      $  534      $1,185    $1,115     $  70
                                                    ========   =====       ======      ======    ======     =====

(1) Tax equivalent basis
(2) Non-accrual loans included in average balances.

         The following table provides information for the designated periods with respect to the average balances, income and expense and yields and costs associated with various categories of interest-bearing assets and interest-bearing liabilities.

                       AVERAGE BALANCES, YIELDS AND RATES
                             (dollars in thousands)


                                         For the Year Ended Dec. 31, 1996     For the Year Ended Dec. 31, 1995
                                        Avg. Bal.   Inc./Exp.   Yld/Rate(1)   Avg. Bal.  Inc./Exp.   Yld/Rate(1)
                                        --------    ---------   ----------    ---------  ---------   -----------
ASSETS
Interest-earning assets:
  Money market investments:
    Federal funds sold                  $  5,185    $    261        5.03%     $  2,416   $    139        5.75%
    Interest bearing deposits              1,267          54        4.26         1,526         85        5.57
  Investment securities:
    U.S. Treasury securities and
      obligations of U.S. gov't
      agencies                            53,454       3,669        6.86        40,263      2,587        6.43
    Obligations of States and
      political subdivisions (1)          27,875       2,307        8.28        21,479      1,835        8.54
  All other investment securities            737          54        7.33           696         52        7.47
                                        --------    --------        ----       -------   --------        ----
     Total Investments                    88,518       6,345        7.17        66,380      4,698        7.08
Loans, net of unearned income
  Demand, time and lease                  22,343       1,944        8.70        28,559      2,557        8.95
  Mortgage and construction               97,777       8,886        9.07        94,322      9,135        9.68
  Installment and credit card             26,802       2,278        8.50        33,338      2,795        8.38
                                        --------    --------        ----       -------   --------        ----
     Total gross loans(2)                146,922      13,088        8.91       156,219     14,487        9.27
     Allowance for credit losses           3,835                                 2,766
                                        --------    --------        ----       -------   --------        ----
    Total Net loans                      143,087      13,088        9.15       153,453     14,487        9.44
                                        --------    --------        ----       -------   --------        ----
Total Interest Earning Assets            231,605      19,433        8.39       219,833     19,185        8.73
Cash and due from banks                    7,936                                 7,152
Other Assets                               7,318                                 8,471
                                        --------    --------        ----       -------   --------        ----
      Total Assets                      $246,859    $ 19,433        7.87%     $235,456   $ 19,185        8.15%
                                        --------    --------        ----       -------   --------        ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Savings and NOW                       $ 71,455    $  2,075        2.90%     $ 68,957   $  2,187        3.17%
  Money market                            26,911         818        3.04        29,081        929        3.19
  Other time deposits                     83,486       4,819        5.77        70,382      4,057        5.76
                                        --------    --------        ----       -------   --------        ----
Total Interest-Bearing Deposits          181,852       7,712        4.24       168,420      7,173        4.26
Noninterest-bearing deposits              44,570                                41,500
                                        --------    --------        ----       -------   --------        ----
     Total deposits                      226,422       7,712        3.41       209,920      7,173        3.42
                                        --------    --------        ----       -------   --------        ----
Borrowed funds                             1,029          50        4.86         1,549         89        5.75
Other liabilities                            110                                   699
                                        --------    --------        ----       -------   --------        ----
Stockholders' equity                      19,298                                23,288
                                        --------                               -------
Total liabilities and equity            $246,859    $  7,762        3.14%     $235,456   $  7,262        3.08%
                                        ========    ========        ====      ========   ========        ====
Net Interest Income/Margin                          $ 11,671        5.04%                $ 11,923        5.42%
                                                    ========        ====                 ========        ====




                                       For the Year Ended Dec. 31, 1994
                                       Avg. Bal.    Inc./Exp.  Yld/Rate(1)
                                       ---------    ---------  -----------
ASSETS
Interest-earning assets:
  Money market investments:
    Federal funds sold                 $  2,799      $  101      3.61%
    Interest bearing deposits               415          23      5.54
  Investment securities:
    U.S. Treasury securities and
      obligations of U.S. gov't
      agencies                           38,430       2,488      6.47
    Obligations of States and
      political subdivisions (1)         20,240       1,783      8.81
  All other investment securities           443          29      6.55
                                       --------      ------      ----
     Total Investments                   62,327       4,424      7.11

Loans, net of unearned income
  Demand, time and lease                 29,232       2,469      8.45
  Mortgage and construction              90,804       8,834      9.73
  Installment and credit card            31,897       2,791      8.75
                                       --------      ------      ----
     Total gross loans(2)               151,933      14,094      9.28
     Allowance for credit losses          2,762
                                       --------      ------      ----
    Total Net loans                     149,171      14,094      9.45
                                       --------      ------      ----
Total Interest Earning Assets           211,498      18,518      8.76
Cash and due from banks                   9,769
Other Assets                              8,817
                                       --------      ------      ----
      Total Assets                      230,084      18,518      8.05%
                                       --------      ------      ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Savings and NOW                      $ 78,067     $ 2,489      3.19%
  Money market                           35,301       1,076      3.05
  Other time deposits                    54,524       2,444      4.48
                                       --------      ------      ----
Total Interest-Bearing Deposits         167,892       6,009      3.58
Noninterest-bearing deposits             39,585
                                       --------      ------      ----
     Total deposits                     207,477       6,009      2.90
                                       --------      ------      ----
Borrowed funds                            1,573          68      4.32
Other liabilities                           639
                                       --------      ------      ----
Stockholders' equity                     20,395
                                       --------
Total liabilities and equity           $230,084     $ 6,077      2.64%
                                       ========     =======      ====
Net Interest Income/Margin                          $12,441      5.88%
                                                    =======      ====



(1) Tax equivalent basis
(2) Non-accrual loans included

         Over the last two years the Bank has shifted investments from U.S. Treasury securities to U.S. government agency and state and municipal securities because they have offered higher yields. Interest from Federal funds sold almost doubled during 1996, increasing from $138,678 in 1995 to $261,423 in 1996 as Federal funds sold increased significantly. Significant gains in investment securities ($506,695) occurred in 1995 as a result of a restructuring of the Bank's investment securities portfolio. The gains were much smaller in 1996 after the restructuring was complete.

         Provision for Credit Losses. During 1996, the Company provided $6,596,000 for credit losses compared to $7,925,000 in such provisions during 1995 and $1,120,000 in provisions during 1994. The higher provisions during the past two fiscal years reflect the amount determined by the Company to be necessary to maintain the allowance for credit losses to an adequate level after significant increases in loan charge-offs during 1996 and 1995. See "Business -- Recent Loan Loss Experience Involving Significant Borrowers."

         Other Income. Other income for fiscal year 1996 was $2,230,457, an increase of $326,174, or 17.1%, over fiscal year 1995 and an increase of $715,626, or 47.2%, over fiscal year 1994. The improvement in other income reflects increased service charges on deposit accounts attributable to growth in deposits and $560,000 in proceeds from an insurance settlement with the Bank's fidelity bond company relating to the reimbursement of legal fees expended by the Bank in defending certain actions. These improvements in other income offset a decline in gains on sales of securities following a restructuring of the bank's securities portfolio.

         Other Expenses. Salary and employee benefit expenses increased $497,732 (12.0%) during 1996 rising from $4,137,232 in 1995 to $4,634,964 in 1996. They rose only $149,014 (3.7%) during 1995 from $3,988,218 in 1994. During 1996 the
Bank staff was increased in the credit analysis and loan collection areas to deal with the Bank's troubled loans. Increased other expenses of the Company and its subsidiaries in 1996 primarily resulted from increased legal fees and other continuing costs of litigation. See "Item 3 -- Legal Proceedings." The Bank has obtained insurance reimbursement for approximately $560,000 of its 1995 restructuring and litigation charges.

Capital Resources And Liquidity

         Total deposits increased from $221,120,763 at the end of 1995 to $232,745,975 at the end of 1996, an increase of $11,625,212 (5.3%). Total deposits increased by $12,555,110 (6.0%) during 1995 from $208,565,653 at the end of 1994. While deposits have increased over the past two years, the Bank believes that a general downward trend in interest rates paid on deposit accounts has resulted in a trend away from lower yielding deposit products toward higher yielding long term deposits. NOW accounts totalled $22,792,376 at year end 1996, an increase of $502,527 (2.3%) from the 1995 year end total of $22,289,849, which was a $17,141 (0.1%) increase over the 1994 year end total of $22,272,708. Money market accounts declined $1,391,386 (5.0%) during 1996 falling from $27,602,041 at the end of 1995 to $26,210,655 at the end of 1996. They had declined $5,278,782 (16.1%) during 1995 from $32,880,823 at the end of 1994. Over the same period, savings deposits, after decreasing from $52,830,352 in 1994 to $46,752,665 in 1995, a decrease of $6,077,687 (11.5%), increased by
$1,440,302 (3.1%) to end 1996 at $48,192,967. Meanwhile, certificates of deposit over $100,000 decreased from $9,844,841 at the end of 1995 to $8,620,096 at the end of 1996, a decline of $1,224,745 (12.4%). The foregoing does not include IRA accounts in excess of $100,000. During 1995 these balances had increased by $2,040,197 (26.1%) from the 1994 year end balance of $7,804,644. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) increased by $8,032,607 (11.6%) in 1996 and by $17,788,337 (34.4%) in 1995,
rising from $51,696,007 at the end of 1994 to year end totals of $69,484,344 for 1995 and $77,516,951 for 1996.

         Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and Federal funds sold) as of December 31, 1996 was $22,677,661, an increase of $13,227,640 (140.0%) from the December
31, 1995 total of $9,450,021. Most of this increase was in Federal funds sold which were at a $-0- balance at the end of 1995 and totalled $10,175,000 at the end of 1996. The large balance in Federal funds sold at the end of 1996 was a result of recent increases in non-personal money market demand accounts and business checking accounts immediately before year end combined with a higher average balance maintained during the year. The 1995 year end total was a slight $156,295 (1.6%) decrease from the $9,606,316 1994 year end total. Short-term borrowings decreased as cash and cash equivalents rose. Short-term borrowings fell $468,846 (21.0%) during 1995 from $2,226,568 at the end of 1994 to
$1,757,722 at the end of 1995 and by another $1,209,785 (68.8%) during 1995 to end 1996 at $547,937.

         The aggregate market value of investment securities held as of December 31, 1996 was $96,905,238 compared to $74,690,073 as of December 31, 1995, a
$22,215,165 (29.7%) increase. The market value of investment securities as of December 31, 1995 had increased by $15,665,944 (26.5%) from their December 31, 1994 total. The reasons for the large increases in investment securities were increases in deposits coupled with declines in loan demand and increased amortization of loan balances. The loan types most affected by the increased amortizations were construction and land development mortgages, lease financing and installments.

         The Bank may draw on a $26,000,000 line of credit from The Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of December 31, 1994 $1,500,000 was outstanding under this line. No amounts were outstanding at the end of either 1996 or 1995.

         Net loans decreased by $25,799,354 (17.2%) from $150,471,768 in 1995 to
$124,672,414 in 1996. The 1995 net loans total decreased by $3,342,654 (2.2%)
from $153,814,422 in 1994. The variations are largely due to an increase in construction and land development loans in 1994 followed by a reduction in such loans in both 1995 and 1996. Commercial mortgage loans increased during 1995 and again slightly in 1996. Residential mortgages increased in 1995 but fell in 1996, as did demand and time loans. Lease financing and installment loans decreased in both 1995 and 1996. The Bank has decided to decrease its equipment and automobile lease based lending because of the difficulties in monitoring the financial condition of the clients of lease company borrowers.

         The 1995 and 1996 losses significantly affected retained earnings. They fell $4,007,822 (43.8%) during 1995 from $9,154,546 at year end 1994 to
$5,146,724 at year end 1995, and another $1,856,647 (36.1%) during 1996 to end
1996 at $3,290,077. Surplus steadily increased, however, rising $466,191 (8.6%) during 1995 from $5,450,852 at the end of 1994 to $5,917,043 at the end of 1995,
and $275,857 (4.7%) during 1995 to end 1996 at $6,192,900.

Impact of Inflation and Changing Prices

         The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recently Adopted Accounting Standards

         In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Management believes that adoption of this pronouncement will not impact any previously reported earnings per share information.

ITEM 7A. Quantitative and Qualitative disclosures About Market
         Risk.

         Not Applicable.

ITEM 8.  Financial Statements And Supplementary Data.

         The response to this Item is set forth at the end of this report.

ITEM 9.  Changes In And Disagreements With Accountants On
         Accounting And Financial Disclosure.

         On April 11, 1996 the Company's board of directors decided not to reengage Rowles & Company to audit the Company's consolidated financial statements for its 1996 fiscal year. Such accountants' report on the Company's consolidated financial statements for each of its prior two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Rowles & Company. On June 27, 1996, the Company's board of directors decided to engage Trice & Geary LLC to perform such function and Trice & Geary LLC was so engaged on August 16, 1996.

ITEM 10.  Directors And Executive Officers Of The Registrant.

         Set forth below is information about the directors, executive officers and significant employees of the Company, the Bank and GBB. Unless indicated otherwise, the positions stated for each individual are positions held in the Company and in each of its subsidiaries, and the positions stated are positions which are currently held and which have been held for at least the last five years.

NAME:                                                AGE:              DIRECTOR SINCE:
Theodore L. Bertier                                   69                        1997

Retired since 1993. Manager of design and drafting department of Westinghouse
Electric Corp. prior to retirement.

Shirley Boyer                                         60                        1995

Owner/Manager of a large number of residential properties in Anne Arundel
County, Maryland. Thirteen years experience in various banks (1954-1967) in positions from Teller to Assistant Branch Manager.

Thomas Clocker                                        62                        1995

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

Owner/manager of residential real estate. Retired information systems manager.

Charles L. Hein                                       75                        1997

Retired clergyman. Purchaser and restorer of residential properties. Mortgagee of residential properties.

F. William Kuethe, Jr.                                64                        1995

President and Chief Executive Officer of the Company and the Bank since 1995.
Director of the Bank from 1960 through 1989. Former President - Glen Burnie
Mutual Savings Bank from 1988 through 1995. Licensed appraiser and real estate broker. Banking experience from 1960 to present at all levels.

Frederick W. Kuethe, III                              37                        1995

Vice President of the Company since 1995. Director of the Bank since 1988.
Software design and systems integration - Northrop Grumman Corp. (formerly
Westinghouse Electric Corporation). Chairman of Data Processing Committee for the Bank. Attended Maryland Banking School. Son of F. William Kuethe, Jr.

Eugene P. Nepa                                        67                        1997

Retired. Mechanical engineer at Premier Rides Incorporated 1992-1997.

William N. Scherer, Sr.                               75                        1995

Attorney specializing in wills and estates. Formerly accountant and tax specialist.

Karen B. Thorwarth                                    40                        1995

Manager, Yacht Department - Basil-Voges, Inc. of Annapolis, Maryland. Licensed insurance agent specializing in underwriting and marketing private pleasure yacht insurance. Member - Annapolis Yacht Club.

Mary Lou Wilcox                                       49                        1997

Elementary school teacher.

Dorothy A. Abel                                       55





Secretary of the Company since 1995. Vice President and Secretary of the Bank since 1990.

Michael L. Derr                                       46

Vice President Operations of the Bank since 1992. Assistant Vice President
Operations of the Bank since 1989.

Michael Livingston                                    43

Chief Lending Officer of the Bank since 1996. Regional Vice President and commercial loan officer with Citizens Bank from March 1993 until April 1996.
Comptroller with Land Services Group from April 1992 through January 1993.

John E. Porter                                        43

Treasurer and Chief Financial Officer of the Company since 1995. Vice President,
Treasurer and Chief Financial Officer of the Bank since 1990.
Secretary/Treasurer of GBB since 1995.

Robert J. Riedel                                      55

Vice President of the Bank since 1990.


ITEM 11.  Executive Compensation.

         The following chart sets forth the compensation paid by the Company and the Bank to F. William Kuethe, Jr., their chief executive officer, during the years indicated.



                                            SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                             Annual Compensation                        Awards
                                                                   Other
                                                                  Annual                      Securities      All Other
                                                                  Compen-      Restricted     Underlying       Compen-
   Name and Principal                                             sation         Stock         Options/        sation
        Position            Year     Salary ($)    Bonus ($)        ($)         Award(s)       SARs (#)          ($)

F. William Kuethe, Jr.      1996   $ 80,000       $   ---       $   ---           ---            ---        $ 35,183 2/
Chief Executive Officer     1995     65,538         7,500           250 1/        ---            250          16,904
                            1994        ---         1,500           ---           ---            ---          35,109


1/ Mr. Kuethe's "Other Annual Compensation" for 1995 consisted solely of the differences between the exercise price of director stock options exercised by him during the respective years and the fair market value of the shares at the time of exercise as determined by information furnished by Legg Mason Wood Walker.

2/ Mr. Kuethe's "Other Compensation" for 1996 consisted of $15,170 in paid insurance premiums, $16,100 in directors' fees and $3,913 in appraisal fees.

         Under the Bank's Employee Stock Purchase Plan, employees of the Bank, including its chief executive officer, may receive the right to purchase shares of the Company's common stock, at a per share price equal to the greater of (a) 15% less than the market price for such shares on the date of grant or exercise (whichever is lower) or
(b) their book value as of the end of the Company's fiscal year preceding the grant date. Options have been awarded on the basis of five shares for every $1,000 of salary and bonus paid during the preceding year although the plan leaves the amount of option awards at the discretion of the board as long as the board applies uniform salary guidelines. 11,320 options were granted on July 1, 1995 and could be exercised at any time through September 30, 1996. At December 31, 1996, there were 31,780 shares reserved for issuance under the plan. The plan was suspended in 1996, and no options have been granted thereunder since the July 1995 grant.

         The Company maintains a Director Stock Purchase Plan pursuant to which directors may purchase the Company's common stock at its fair market value on the date an option is granted. At December 31, 1996, there were 17,700 shares of common stock reserved for issuance under the plan. No options are currently outstanding under the plan. The plan was suspended in 1996.

         The options issued to Mr. Kuethe referenced in the first note to the Summary Compensation Table were issued under the Director Stock Option Plan. Mr. Kuethe neither received nor exercised any options in 1996. (Neither the Company nor the Bank grants any stock appreciation rights.)

         The Bank maintains a pension plan for substantially all employees pursuant to which benefits are based on the employee's average rate of earnings and years of service. Vesting occurs after six months of employment but benefits are reduced for job termination within ten years of employment and for early retirement. A participant's pension is based on the average amount of his annual earnings for his five most highly paid consecutive years during the ten years immediately preceding his retirement. His pension is determined by multiplying 2% of the "covered" portion of this amount and .65% of any additional portion by the lesser of the number of his years of service or 20. The "covered" portion is his social security taxable wage basis taken over a period of up to 35 years. The following table shows the estimated annual benefits payable upon retirement in specified compensation and years of service classifications based on the assumption that the "covered" portion equals $65,400 (the current maximum salary subject to social security tax) for all employees receiving more than such amount and that the highest salary payable is $100,000 per annum. Currently, no employee earns this much and the Bank does not anticipate that any employee will in the foreseeable future.


                               PENSION PLAN TABLE

                                                    Years of Service
Remuneration                  5                  10                 15                 20
 40,000                     4,000              8,000              12,000             16,000
 60,000                     6,000             12,000              18,000             24,000
 80,000                     7,015             14,029              21,044             28,058
100,000                     7,665             15,329              22,994             30,658


         The total compensation covered by the pension plan for the year ended December 31, 1996 was $2,965,047.19. 2.2% of the covered compensation represents compensation paid to F. William Kuethe, Jr. who has two years of credited service.

         Benefits under the pension plan are not subject to deduction for social security payments or other offsets.

Director's Fees

         Each director receives a $700 fee for attending each meeting of the board of directors of the Bank or of committees of the board of the Bank. During 1996, $137,900 were paid in directors' fees.

Compensation Committee

         A compensation committee of directors of the Bank approved by its board sets director compensation. The Bank's board sets the compensation of the chief executive officer. The chief executive officer sets the compensation of the other executive officers. Executive officers are placed at certain grade levels with the salary range of each grade level established by the compensation committee, subject to board approval, based on comparable salaries paid by similar financial institutions. Within such range, an individual's salary is based on a performance review conducted by the board or president, as indicated above. Bonuses are discretionary and largely based on the Bank's financial performance.

ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management.

         The following table provides information as of June 30, 1997 concerning ownership of the Company's common stock (which constitutes its only class of equity securities) by any individual or group known to the Company to be the beneficial owner of more than 5% of its common stock, each of its directors, the individual listed in the Summary Compensation Table included above and all executive officers and directors as a group. Each person listed has sole voting and sole investment power with respect to the shares listed across from his name except as noted otherwise.


Name and Address of                           Account And Nature of                   Percent of Class
Beneficial Owner                              Beneficial Ownership                    (If 1% or more)
-------------------                           ----------------------                  ----------------
Ethel Webster                                      169,191                                 19.14%
104 W. Pasadena Road
Pasadena, MD
John E. Demyan                                      74,202 1/                               8.40% 1/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
F. William Kuethe, Jr.                             113,090 2/                              12.80% 2/

101 Crain Highway, S.E.
Glen Burnie, MD  21061
Theodore L. Bertier                                  6,479 3/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
Shirley Boyer                                        4,456
101 Crain Highway, S.E.
Glen Burnie, MD  21061
Thomas Clocker                                       2,799
101 Crain Highway, S.E.
Glen Burnie, MD  21061
Alan E. Hahn                                         4,456
101 Crain Highway, S.E.
Glen Burnie, MD  21061
Charles L. Hein                                     36,204 4/                               4.10% 4/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
Frederick W. Kuethe, III                             8,341 5/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
Eugene P. Nepa                                      34,918                                  3.95%
101 Crain Highway, S.E.
Glen Burnie, MD  21061
William N. Scherer, Sr.                              2,460 6/
101 Crain Highway, S.E.
Glen Burnie, MD  21061
Karen B. Thorwarth                                     505
101 Crain Highway, S.E.
Glen Burnie, MD  21061






Name and Address of                           Account And Nature of                   Percent of Class
Beneficial Owner                              Beneficial Ownership                    (If 1% or more)
-------------------                           ----------------------                  ----------------
Mary Lou Wilcox                                        319
101 Crain Highway, S.E.
Glen Burnie, MD  21061
All directors and executive                        293,634                                 33.22%
officers as a group



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

5/ Frederick W. Kuethe, III has shared voting and shared investment power with respect to 8,158 of these shares.

6/ William N. Scherer, Sr. has shared voting and shared investment power with respect to 2,367 of these shares.

ITEM 13.  Certain Relationships and Related Transactions

         The executive officers and directors of the Bank, and their affiliates, enter into loan transactions with the Bank in the ordinary course of business. Loans to them are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers and the Bank does not believe that they involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1996, 1995, and 1994, the outstanding amounts of such loans were $2,587,122, $2,878,742, and $685,613, respectively. The election of new directors having outstanding loans in 1995 is the main reason for the increase in 1995 and 1996.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                      Glen Burnie Bancorp and Subsidiaries
                        Consolidated Financial Statements
                                Table of Contents

Reports of Independent Auditors                                   F-1

Financial Statements

     Consolidated Balance Sheets                                  F-3
     Consolidated Statements of Income                            F-4
     Consolidated Statements of Changes in
       Stockholders Equity                                        F-5
     Consolidated Statements of Cash Flows                        F-6
     Noted to Consolidated Financial Statements                   F-8

                         Report of Independent Auditors




The Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland


We have audited the accompanying consolidated balance sheet of Glen Burnie Bancorp and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Glen Burnie Bancorp and Subsidiaries as of December 31, 1995 and 1994 were audited by other auditors whose report dated March 8, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 9 to the Consolidated Financial Statements, the Company changed its method of accounting for post-retirement health care benefits in 1995.


Trice & Geary LLC


Salisbury, Maryland
February 12, 1997

                         Report of Independent Auditors



The Board of Directors and
   Stockholders
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland


         We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         As discussed in Note 11 to the financial statements, the Company changed its method of accounting for postretirement health care benefits in 1995.

                                            /s/      ROWLES & COMPANY, LLP


Baltimore, Maryland
March 8, 1996

                      Glen Burnie Bancorp and Subsidiaries

                           Consolidated Balance Sheets


---------------------------------------------------------------------------------------------------------------------------

December 31,                                                                       1996             1995             1994
---------------------------------------------------------------------------------------------------------------------------

                                                      Assets

Cash and due from banks ...................................................   $  10,665,680   $   7,992,328   $   6,768,528
Interest bearing deposits in other financial institutions .................       1,836,981       1,457,693       1,037,788
Federal funds sold ........................................................      10,175,000            --         1,800,000
Investment securities available for sale, at fair value ...................      54,906,836      68,597,172       3,273,076
Investment securities held to maturity (fair value
   1996 $41,993,324; 1995 $6,092,901; 1994 $55,751,053) ...................      41,667,057       6,001,675      57,128,637
Ground rents, at cost .....................................................         267,974         269,825         269,825
Loans, less allowance for credit losses
   1996 $5,060,592; 1995 $3,698,271; 1994 $2,763,874 ......................     124,672,414     150,471,768     153,814,422
Premises and equipment, at cost, less
    accumulated depreciation ..............................................       4,154,465       4,248,830       4,661,344
Accrued interest receivable ...............................................       1,937,928       2,154,599       2,236,803
Prepaid income taxes ......................................................       1,055,974       3,164,915         277,636
Deferred income taxes .....................................................       1,380,966         263,860         778,818
Other real estate owned ...................................................         602,285         432,926         417,993
Other assets ..............................................................       1,001,141       1,109,145         469,862
                                                                              -------------   -------------   -------------

         Total assets .....................................................   $ 254,324,701   $ 246,164,736   $ 232,934,732
                                                                              =============   =============   =============

                                       Liabilities and Stockholders' Equity
Liabilities:
Deposits
   Non-interest-bearing demand ............................................   $  49,412,930   $  45,147,023   $  41,081,119
   Interest-bearing .......................................................     183,333,045     175,973,740     167,484,534
                                                                              -------------   -------------   -------------
         Total deposits ...................................................     232,745,975     221,120,763     208,565,653
Short-term borrowings .....................................................         547,937       1,757,722       2,226,568
Dividends payable .........................................................          44,193         218,208         169,987
Accrued interest payable on deposits ......................................         214,977         229,715         186,823
Other liabilities .........................................................       2,185,249       2,300,942         108,668
                                                                              -------------   -------------   -------------
         Total liabilities ................................................     235,738,331     225,627,350     211,257,699
                                                                              -------------   -------------   -------------

Commitments and contingencies

Stockholders' equity
  Common stock, par value $10, authorized 5,000,000 shares;
    issued and outstanding 1996 883,858 shares;
    1995 727,366 shares; 1994 708,083 shares ..............................       8,838,588       7,273,664       7,080,834
  Stock dividend to be distributed ........................................            --         1,454,719            --
  Surplus .................................................................       6,192,900       5,917,043       5,450,852
  Retained earnings .......................................................       3,290,077       5,146,724       9,154,546
  Net unrealized appreciation (depreciation) on securities
     available for sale, net of income taxes ..............................         264,805         745,236          (9,199)
                                                                              -------------   -------------   -------------
         Total stockholders' equity .......................................      18,586,370      20,537,386      21,677,033
                                                                              -------------   -------------   -------------

         Total liabilities and stockholders' equity .......................   $ 254,324,701   $ 246,164,736   $ 232,934,732
                                                                              =============   =============   =============

     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                        Consolidated Statements of Income



--------------------------------------------------------------------------------------------------

Years Ended December 31,                                  1996            1995              1994
--------------------------------------------------------------------------------------------------


Interest income on
   Loans, including fees ..........................   $ 13,081,364    $ 14,475,876    $ 14,085,642
   U.S. Treasury securities .......................        822,215         987,119       1,037,453
   U.S. Government agency securities ..............      2,846,357       1,599,850       1,450,536
   State and municipal securities .................      1,517,827       1,261,886       1,218,119
   Federal funds sold .............................        261,423         138,678         101,537
   Other ..........................................        116,708         137,296          51,814
                                                      ------------    ------------    ------------
         Total interest income ....................     18,645,894      18,600,705      17,945,101
                                                      ------------    ------------    ------------

Interest expense on
   Deposits .......................................      7,711,989       7,172,845       6,008,866
   Short-term borrowings ..........................         49,652          88,723          68,276
                                                      ------------    ------------    ------------
         Total interest expense ...................      7,761,641       7,261,568       6,077,142
                                                      ------------    ------------    ------------

         Net interest income ......................     10,884,253      11,339,137      11,867,959

Provision for credit losses .......................      6,596,000       7,925,000       1,120,000
                                                      ------------    ------------    ------------

         Net interest income after
             provision for credit losses ..........      4,288,253       3,414,137      10,747,959
                                                      ------------    ------------    ------------

Other income
   Service charges on deposit accounts ............      1,042,355         948,021         956,643
   Other fees and commissions .....................        483,537         449,567         480,019
   Gains on investment securities .................        144,565         506,695          78,169
   Proceeds from insurance settlement .............        560,000            --               --
                                                      ------------    ------------    ------------
         Total other income .......................      2,230,457       1,904,283       1,514,831
                                                      ------------    ------------    ------------

Other expenses
   Salaries .......................................      3,346,927       2,954,742       2,831,455
   Employee benefits ..............................      1,288,037       1,182,490       1,156,763
   Occupancy ......................................        528,528         465,732         484,738
   Furniture and equipment ........................        739,115         741,602         645,707
   Restructuring and litigation charges ...........           --         1,407,641            --
   Other expenses .................................      3,116,472       1,987,405       2,020,773
                                                      ------------    ------------    ------------
         Total other expenses .....................      9,019,079       8,739,612       7,139,436
                                                      ------------    ------------    ------------

Income (loss) before income taxes .................     (2,500,369)     (3,421,192)      5,123,354

Federal and state income taxes (benefits) .........     (1,480,192)     (1,694,444)      1,606,761
                                                      -------------   -------------   ------------

Net income (loss) .................................   $ (1,020,177)   $ (1,726,748)   $  3,516,593
                                                      =============   =============   ============

Net income (loss) per share of common stock .......   $      (1.16)   $      (2.01)   $       4.22
                                                      =============   =============   ============

Weighted-average shares of common stock outstanding        881,211         861,116         833,849
                                                      =============   =============   ============



       The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                      Glen Burnie Bancorp and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 1996, 1995 and 1994

                                                                                                             Net Unrealized
                                                                                                              Appreciation
                                                                                                             (Depreciation)
                                                                                                                   on
                                                 Common Stock                                                  Securities
                                            -----------------------                           Retained          Available
                                            Shares        Par Value           Surplus         Earnings          For Sale
                                            ------        ---------           -------         --------        -------------

Balances, December 31, 1993                 583,402       $5,834,024        $5,290,979       $7,491,574          $       --

Unrealized appreciation on securities
   available for sale at January 1, 1994         --               --                --               --             132,529
Net income                                       --               --                --        3,516,593                  --
Stock split effected in the form of 20%
   stock dividend                           117,705        1,177,053                --       (1,177,053)                 --
Issuance of shares for employee and
   director stock purchase plans              4,605           46,050            96,247               --                  --
Shares retired                              (10,558)        (105,580)         (237,574)              --                  --
Cash dividends, $.80 per share                   --               --                --         (676,568)                 --
Dividends reinvested                         12,929          129,287           301,200               --                  --
Net change in unrealized depreciation
   on securities available for sale              --               --                --               --            (141,728)
                                            -------       ----------        ----------       -----------          ----------

Balances, December 31, 1994                 708,083        7,080,834         5,450,852        9,154,546              (9,199)

Net loss                                         --               --                --       (1,726,748)                 --
Stock split effected in the form of 20%
   stock dividend                           145,472        1,454,719                --       (1,454,719)                 --
Issuance of shares for employee and
   director stock purchase plans              8,488           84,880           191,174               --                  --
Cash dividends,  $.96 per share                  --               --                --         (826,355)                 --
Dividends reinvested                         10,795          107,950           275,017               --                  --
Net change in unrealized appreciation
   on securities available for sale              --               --                --               --             754,435
                                           --------       ----------        -----------      ----------           ---------

Balances, December 31, 1995                 872,838        8,728,383         5,917,043        5,146,724             745,236

Net loss                                         --               --                --       (1,020,177)                 --
Issuance of shares for employee and
   director stock purchase plans                200            2,000             3,384               --                  --
Cash dividends, $.95 per share                   --               --                --         (836,470)                 --
Dividends reinvested                         10,820          108,205           272,473               --                  --
Net change in unrealized appreciation
    on securities available for sale             --               --                --               --            (480,431)
                                           --------       ----------        ----------      -----------           ---------

Balances, December 31, 1996                 883,858       $8,838,588        $6,192,900      $ 3,290,077           $ 264,805
                                           ========       ==========        ==========      ===========           =========





     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows


-------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                           1996             1995               1994
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                          $ (1,020,177)      $(1,726,748)     $ 3,516,593
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
         Depreciation, amortization, and accretion                 606,650           564,533          529,474
         Provision for credit losses                             6,596,000         7,925,000        1,120,000
         Losses on other real estate owned                          13,192           136,800          123,000
         Deferred income taxes (benefits)                         (814,821)           40,272           56,559
         Gains on disposal of assets, net                         (144,318)         (509,982)        (139,646)
         Changes in assets and liabilities:
            (Increase) decrease in accrued interest receivable     216,671            82,204         (278,740)
            (Increase) decrease in prepaid income taxes and
               other assets                                      2,108,195        (2,943,020)        (356,943)
            Increase (decrease) in accrued interest payable        (14,738)           42,892            5,310
            Increase (decrease) in other liabilities              (115,693)          266,301         (182,651)
                                                              ------------       -----------       ----------

         Net cash provided by operating activities               7,430,961         3,878,252        4,392,956
                                                              ------------       -----------       ----------

Cash flows from investing activities:
   Proceeds from disposals of investment securities:
      Maturities of held to maturity investment securities       4,984,661        10,266,038       11,405,887
      Maturities of available for sale investment securities     9,707,289           500,000               --
      Sales of available for sale investment securities         10,103,956        20,109,830        2,530,156
   Purchases of held to maturity investment securities         (40,650,194)         (493,391)     (12,512,137)
   Purchases of available for sale investment securities        (6,711,564)      (41,033,354)      (3,282,257)
   (Increase) decrease in loans, net                            19,203,353        (4,794,585)     (13,617,098)
   Proceeds from sales of other real estate                             --           588,747          553,922
   Purchases of other real estate                                 (182,551)               --               --
   Purchases of premises and equipment                            (449,275)         (600,331)        (478,025)
   Purchase of intangibles                                              --          (544,652)              --
                                                              ------------       -----------      -----------

         Net cash used in investing activities                  (3,994,325)      (16,001,698)     (15,399,552)
                                                              ------------       -----------      -----------

Cash flows from financing activities:
   Increase in deposits, net                                    11,625,212        12,555,110        5,654,923
   Increase (decrease) in short-term borrowings                 (1,209,785)         (468,846)         957,307
   Cash dividends paid                                          (1,010,485)         (778,134)        (663,965)
   Common stock dividends reinvested                               380,678           382,967          430,487
   Issuance of common stock                                          5,384           276,054          142,297
   Common stock retired                                                 --                --         (343,154)
                                                              ------------       -----------      -----------

         Net cash provided by financing activities               9,791,004        11,967,151        6,177,895
                                                              ------------       -----------      -----------

Increase (decrease) in cash and cash equivalents                13,227,640          (156,295)      (4,828,701)

Cash and cash equivalents, beginning of year                     9,450,021         9,606,316       14,435,017
                                                              ------------       -----------      -----------

Cash and cash equivalents, end of year                         $22,677,661       $ 9,450,021      $ 9,606,316
                                                              ============       ===========      ===========



     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Continued)


---------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                              1996            1995              1994
---------------------------------------------------------------------------------------------------------------

Supplementary Cash Flow Information:

   Interest paid                                                 $ 7,776,379        $7,218,676       $6,071,832
   Income taxes paid (refunded)                                   (1,718,184)        1,152,564        1,691,297





     The Notes to Consolidated Financial Statements are an integral part of these financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

         The Bank provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland, and is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain Federal and State agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to generally accepted accounting principles and to general practices within the banking industry.

         Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

         Principles of Consolidation:

         The consolidated financial statements include the accounts of Glen Burnie Bancorp (the Company) and its subsidiaries, The Bank of Glen Burnie (the Bank) and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate. Intercompany balances and transactions have been eliminated. The Parent Only financial statements of the Company account for the subsidiaries using the equity method of accounting.

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Securities Held to Maturity:

         Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the straight-line method over the period to maturity. Securities transferred into held to maturity from the available for sale portfolio are recorded at fair value at time of transfer with unrealized gains or losses reflected in equity and amortized over the remaining life of the security.

         Securities Available for Sale:

         Marketable debt and equity securities not classified as held to maturity are classified as available for sale. Securities available for sale may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of non-interest income. Premiums and discounts are recognized in interest income using the straight-line method over the period to maturity.

         Income on Loans:

         Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the policy of the Bank to discontinue the accrual of interest when a loan becomes 90 days or more delinquent and circumstances indicate that collection is doubtful. Fees charged for the origination of loans are being amortized on the straight-line method over the term of the loan. Amortization of these fees is discontinued on loans placed on non-accrual status.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 1.  Summary of Significant Accounting Policies (continued)

         Allowance for Credit Losses:

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

         While management believes it has established the allowance for credit losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.

         Other Real Estate Owned (OREO):

         OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in non-interest expense. Gains and losses realized from the sale of OREO are included in non-interest income or expense.

         Depreciation:

         Depreciation is computed using the straight-line method over the estimated useful lives of assets.

         Intangible Assets:

         Costs incurred in the organization of the Company are being amortized over five years. Computer software is recorded at cost, and amortized over three to five years. A deposit acquisition premium is recorded at cost, and is being amortized over 10 years on the straight-line method.

         Income Taxes:

         The provision for Federal and State income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable income.

         Temporary differences which give rise to deferred tax assets relate principally to the allowance for credit losses, unearned income on loans, other real estate owned, accrued compensation and benefits, tax deduction carryovers, and alternative minimum tax credit carryovers.

         Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, accretion of discount on investment securities, and prepaid pension expense.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 1.  Summary of Significant Accounting Policies (continued)

         Credit Risk:

         The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation.

         Cash and Cash Equivalents:

         The Bank has included cash and due from banks, interest-bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purposes of reporting cash flows. The Bank is required to carry noninterest-bearing cash reserves of specified percentages of deposit balances. The Bank's balances of cash and due from banks are sufficient to satisfy these requirements.

         Net Income Per Share:

         Net income per share of common stock has been computed on the weighted-average shares of common stock outstanding, giving retroactive effect to stock dividends declared.

         Financial Statement Presentation:

         Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 2.  Investment Securities

         Investment securities are summarized as follows:




                                                                             Gross       Gross
                                                          Amortized       Unrealized   Unrealized        Fair
         December 31, 1996                                  Cost             Gains       Losses          Value
         -----------------                                ----------      ----------   ----------     ----------
         Available for sale
            U.S. Treasury                                $ 6,575,244     $   54,518     $  7,793     $ 6,621,969
            U.S. Government agency                        20,625,552         43,627      199,626      20,469,553
            Mortgage-backed                                1,913,804         24,355       25,673       1,912,486
            State and municipal                           24,612,517        568,919       26,908      25,154,528
                                                         -----------     ----------     --------     -----------
                                                          53,727,117        691,419      260,000      54,158,536
            Federal Home Loan Bank stock                     748,300             --           --         748,300
                                                         -----------     ----------     --------     -----------

                                                         $54,475,417     $  691,419     $260,000     $54,906,836
                                                         ===========     ==========     ========     ===========


         Held to maturity
            U.S. Treasury                                $ 6,485,244     $   59,711     $ 19,992     $ 6,524,963
            U.S. Government agency                        34,067,907        270,302       23,166      34,315,043
            Mortgage-backed                                       --             --           --              --
            State and municipal                            1,113,906         44,490           --       1,158,396
                                                         -----------     ----------     --------     -----------

                                                         $41,667,057     $  374,503     $ 43,158     $41,998,402
                                                         ===========     ==========     ========     ===========


         December 31, 1995

         Available for sale
            U.S. Treasury                                $10,067,337     $  142,506     $  7,845     $10,201,998
            U.S. Government agency                        26,187,078        287,223        3,601      26,470,700
            Mortgage-backed                                3,049,947         92,520           --       3,142,467
            State and municipal                           27,379,975        732,408       29,076      28,083,307
                                                         -----------     ----------     --------     -----------
                                                          66,684,337      1,254,657       40,522      67,898,472
            Federal Home Loan Bank stock                     698,700             --           --         698,700
                                                         -----------     ----------     --------     -----------

                                                         $67,383,037     $1,254,657     $ 40,522     $68,597,172
                                                         ===========     ==========     ========     ===========

         Held to maturity
            U.S. Treasury                                $ 5,003,789     $   84,106     $  3,750     $ 5,084,145
            U.S. Government agency                           997,886         10,870           --       1,008,756
                                                         -----------     ----------     --------     -----------

                                                         $ 6,001,675     $   94,976     $  3,750     $ 6,092,901
                                                         ===========     ==========     ========     ===========

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 2. Investment Securities (continued)




                                                                           Gross         Gross
                                                          Amortized     Unrealized    Unrealized       Fair
         December 31, 1994                                  Cost           Gains         Losses        Value
         -----------------                                ---------     ---------     ----------     -----------

         Available for sale
            U.S. Treasury                               $ 1,494,530      $  4,272      $   24,102    $ 1,474,700
            U.S. Government agency                          500,000            --              --        500,000
            State and municipal                             608,832         5,678             834        613,676
                                                        -----------      --------      ----------    -----------
                                                          2,603,362         9,950          24,936      2,588,376
            Federal Home Loan Bank stock                    684,700            --              --        684,700
                                                        -----------      --------      ----------    -----------

                                                        $ 3,288,062      $  9,950      $   24,936    $ 3,273,076
                                                        ===========      ========      ==========    ===========

         Held to maturity
            U.S. Treasury                               $15,604,747      $ 18,616      $  590,301    $15,033,062
            U.S. Government agency                       19,767,888        40,982         700,178     19,108,692
            Mortgage-backed                               1,894,261        19,336          45,941      1,867,656
            State and municipal                          19,861,741       414,704         534,802     19,741,643
                                                        -----------      --------      ----------    -----------

                                                        $57,128,637      $493,638      $1,871,222    $55,751,053
                                                        ===========      ========      ==========    ===========


         In 1995, the Bank transferred a majority of its securities from held to maturity to available for sale in accordance with special window provisions relating to SFAS No. 115.

         Contractual maturities of investment securities at December 31, 1996, 1995, and 1994, are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties.




                                                              Available for Sale            Held to Maturity
                                                         ------------------------    ---------------------------
                                                         Amortized         Fair         Amortized        Fair
         December 31, 1996                                  Cost           Value          Cost           Value
         -----------------                              -----------   -----------    -------------   -----------
            Due within one year                         $ 2,728,910   $ 2,733,114    $  1,500,791    $ 1,506,090
            Due over one to five years                   10,870,162    10,969,608      19,969,083     20,087,636
            Due over five to ten years                   12,578,991    12,838,012      15,113,223     15,265,730
            Due over ten years                           25,635,252    25,705,658       5,083,960      5,138,946
            Mortgage-backed, due in monthly
                installments                              1,913,802     1,912,144              --             --
                                                        -----------   -----------    ------------    -----------

                                                        $53,727,117   $54,158,536    $ 41,667,057    $41,998,402
                                                        ===========   ===========    ============    ===========

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 2. Investment Securities (continued)






                                                            Available for Sale                Held to Maturity
                                                        --------------------------     -----------------------------
                                                        Amortized         Fair           Amortized          Fair
         December 31, 1995                                 Cost           Value            Cost             Value
         -----------------                              ----------     -----------     -------------     -----------

            Due within one year                        $ 6,239,463     $ 6,272,876      $        --       $       --
            Due over one to five years                  16,130,873      16,449,969        5,258,197        5,328,052
            Due over five to ten years                  15,308,097      15,747,636          743,478          764,849
            Due over ten years                          25,955,957      26,285,524               --               --
            Mortgage-backed, due in monthly
               installments                              3,049,947       3,142,467               --               --
                                                       -----------     -----------       ----------       ----------

                                                       $66,684,337     $67,898,472      $ 6,001,675       $6,092,901
                                                       ===========     ===========      ===========       ==========






                                                            Available for Sale                 Held to Maturity
                                                         -------------------------     -----------------------------
                                                         Amortized         Fair          Amortized           Fair
         December 31, 1994                                  Cost           Value           Cost              Value
         -----------------                              ----------     -----------     -------------     -----------


            Due within one year                         $  499,490     $  503,750       $ 6,598,185      $ 6,604,743
            Due over one to five years                   1,495,040      1,470,950        34,059,243       33,071,197
            Due over five to ten years                          --             --         9,926,296        9,730,426
            Due over ten years                             608,832        613,676         4,650,652        4,477,031
            Mortgage-backed, due in monthly
               installments                                     --             --         1,894,261        1,867,656
                                                        ----------     ----------      ------------      -----------
                                                        $2,603,362     $2,588,376       $57,128,637      $55,751,053
                                                        ==========     ==========       ===========      ===========



         Proceeds from sales of investment securities prior to maturity were $14,644,392, $20,338,033, and $2,530,156 for the years ended December
         31, 1996, 1995 and 1994, respectively. Gains of $154,119 and losses of $9,554 were realized on those sales for 1996. Gains of $563,764 and losses of $72,482 were realized on those sales for 1995. Gains of $62,385 and losses of $18,738 were realized on those sales for 1994. Income tax expense relating to net gains on sales of investment securities was $55,831, $189,733, and $16,856 for the years ended December 31, 1996, 1995, and 1994, respectively.

         Securities with amortized cost of approximately $4,999,000, $6,008,000, and $3,000,000 were pledged as collateral for short-term borrowings and financial instruments with off-balance sheet risk at December 31, 1996, 1995 and 1994, respectively.

         Investment securities include obligations of the State of Maryland and its subdivisions with an amortized cost of $16,982,447, $18,839,735, and $20,217,039 at December 31, 1996, 1995, and 1994, respectively.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 3. Loans

          Major categories of loans are as follows:

                                                                  1996                 1995             1994
                                                                -----------        ------------     ------------
          Mortgage
            Residential                                         $36,504,904        $ 38,142,356     $ 35,078,486
            Commercial                                           47,757,381          46,888,141       39,397,909
            Construction and land development                     5,514,565          14,264,761       21,014,457
          Lease financing                                         7,537,563          13,241,832       15,597,789
          Demand and time                                         9,557,470          13,123,542       12,680,512
          Installment                                            23,714,889          29,382,484       33,584,949
                                                                -----------        ------------      -----------
                                                                130,586,772         155,043,116      157,354,102
          Unearned income on loans                                 (853,766)           (873,077)        (775,806)
                                                                -----------        ------------      -----------

                                                                129,733,006         154,170,039      156,578,296
          Allowance for credit losses                            (5,060,592)         (3,698,271)      (2,763,874)
                                                                 -----------        ------------      -----------
                                                               $124,672,414        $150,471,768     $153,814,422
                                                               ============        ============     ============


          The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

          Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. At December 31, 1996, 1995, and 1994, the amounts of such loans outstanding were $2,587,122, $2,878,742, and $685,613, respectively.

          The allowance for credit losses is as follows:



                                                                  1996                 1995             1994
                                                                -----------        ------------     ------------

          Balance, beginning of year                            $ 3,698,271         $ 2,763,874      $ 2,552,355
          Provision for credit losses                             6,596,000           7,925,000        1,120,000
          Recoveries                                                234,614              70,047           67,663
          Loans charged off                                      (5,468,293)         (7,060,650)        (976,144)
                                                                -----------         -----------      -----------

          Balance, end of year                                  $ 5,060,592         $ 3,698,271      $ 2,763,874
                                                                ===========         ===========      ===========



          Loans on which the accrual of interest has been discontinued amounted to $4,545,581, $2,374,643, and $654,568 at December 31, 1996, 1995,
          and 1994, respectively. Interest that would have been accrued under the terms of these loans was $457,035, $191,200, and $38,469 for the years ended December 31, 1996, 1995, and 1994, respectively.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 3. Loans (continued)

         Information regarding loans classified by the Bank as impaired as of and for the year ended December 31, 1996 follows:

             Loans classified as impaired                            $5,953,621
             Allowance for credit losses on impaired loans            1,232,366
             Average balance of impaired loans                        6,563,679

         Following is a summary of cash receipts for 1996 on impaired loans and how they were applied:

             Cash receipts applied to reduce principal balance       $  194,535
             Cash receipts recognized as interest income                182,795
                                                                     -----------

                       Total cash receipts                           $  377,330
                                                                     ===========

         The Bank has no commitments to loan additional funds to the borrowers of impaired or non-accrual loans.

         The Bank identified impaired loans of $407,597 as of December 31, 1995. No specific allowance for credit losses related to impaired loans was provided. These loans were identified as impaired near the end of 1995, and no payments were received on these loans since they were classified as impaired.

         Outstanding loan commitments, unused lines of credit and letters of credit are as follows:


                                             1996         1995           1994
                                         -----------   -----------   -----------
Loan commitments
   Construction and land development     $ 1,865,000   $ 3,145,000   $ 2,354,000
   Other mortgage loans                      185,000       703,000     1,181,900
   Lease financing                              --         395,000       750,000
                                         -----------   -----------   -----------

                                         $ 2,050,000   $ 4,243,000   $ 4,285,900
                                         ===========   ===========   ===========

Unused lines of credit
   Home-equity lines                     $ 2,944,867   $ 2,678,990   $ 2,561,861
   Commercial lines                        8,030,635    13,430,907    18,424,323
   Unsecured consumer lines                3,434,501     2,419,052     1,886,600
                                         -----------   -----------   -----------

                                         $14,410,003   $18,528,949   $22,872,784
                                         ===========   ===========   ===========

Letters of credit                        $ 3,132,661   $ 4,297,760   $ 4,467,523
                                         ===========   ===========   ===========

                      Glen Burnie Bancorp and Subsidiaries


                   Notes to Consolidated Financial Statements
                                   (Continued)

  Note 3. Loans (continued)

         Loan commitments and lines of credit are agreements to lend to customers as long as there is no violation of any con ditions of the contracts. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

         The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 1996 and 1995, $139,382 and $108,000, respectively, has been provided as an allowance for credit losses related to these financial instruments with off-balance sheet risk.


  Note 4. Premises and Equipment

         A summary of premises and equipment is as follows:



                                               Useful
                                                lives             1996         1995            1994
                                                -----         ----------    ----------     -----------
         Land                                                 $   509,803    $   509,803    $   896,170
         Buildings                             5-50 years       3,713,427      3,494,122      3,467,732
         Equipment and fixtures                5-30 years       3,640,241      3,430,771      3,037,146
         Construction in progress                                  46,505         29,019         65,024
                                                              -----------     ----------    -----------
                                                                7,909,976      7,463,715      7,466,072
         Accumulated depreciation                              (3,755,511)    (3,214,885)    (2,804,728)
                                                               ----------     ----------     ----------

                                                                4,154,465    $ 4,248,830    $ 4,661,344
                                                               ==========    ===========    ===========


         Depreciation expense was $543,393, $533,197, and $511,919 for the years ended December 31, 1996, 1995, and 1994, respectively. Amortization of software and intangible assets was $110,602, $50,332, and $24,686 for the years ended December 31, 1996, 1995, and 1994, respectively.

         The Bank leases its South Crain Highway branch. Minimum obligations under the lease are $23,460 per year until the lease expires in June 2000. The Bank is also required to pay maintenance costs. Rent expense totaled $37,188 and $11,681 for the years ended December 31, 1996 and 1995, respectively.


  Note 5. Short-Term Borrowings

         Short-term borrowings are as follows:



                                                                  1996          1995           1994
                                                              ----------     ----------      ---------

         Notes payable - U.S. Treasury                        $  547,937     $  282,722     $  726,568
         Federal funds purchased                                     --         975,000           --
         Securities sold under repurchase  agreement                 --         500,000           --
         Federal Home Loan Bank notes                                --             --       1,500,000
                                                              ----------     ----------     ----------

                                                              $  547,937     $1,757,722     $2,226,568
                                                              ==========     ==========     ==========

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 5. Short-Term Borrowings  (continued)

         The Bank may borrow up to $26 million under a line of credit with the Federal Home Loan Bank. The line of credit is secured by a floating lien on the Bank's residential mortgage loans and by investment securities with an amortized cost of $2,001,304 at December 31, 1996.

         Notes payable to the U.S. Treasury are Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. The note payable is secured by investment securities with an amortized cost of approximately $1,497,000 at December 31, 1996.

         The Bank also has available $2,000,000 in short-term secured credit and a $1,000,000 letter of credit facility from another bank.


  Note 6. Deposits

         Major classifications of interest-bearing deposits are as follows:


                                                1996           1995          1994
                                            ------------   ------------   ------------

          NOW and SuperNOW                  $ 22,792,376   $ 22,289,849   $ 22,272,708
          Money market                        26,210,655     27,602,041     32,880,823
          Savings                             48,192,967     46,752,665     52,830,352
          Certificates of deposit,
           $100,000 or more                    8,620,096      9,844,841      7,804,644
          Other time deposits                 77,516,951     69,484,344     51,696,007
                                            ------------   ------------   ------------
                                            $183,333,045   $175,973,740   $167,484,534
                                            ============   ============   ============



         At December 31, 1996, the scheduled maturities of time deposits are as follows:

                                                 1996

          1997                             $  54,112,139
          1998                                 9,679,941
          1999                                 8,444,168
          2000                                 8,895,663
          2001 and thereafter                  5,005,136
                                           -------------
                                           $  86,137,047
                                           =============

         Interest expense on certificates of deposit of $100,000 or more was $484,267, $394,092, and $312,993, for the years ended December 31,
         1996, 1995, and 1994, respectively.

         Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1,067,000 at December 31, 1996.

         The Bank had no brokered deposits as of and for the years ended December 31, 1996, 1995, and 1994.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 7. Income Taxes

         The components of income tax expense (benefits) for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                                    1996           1995          1994
                                                 -----------    -----------   -----------
         Current
           Federal                              $  (936,608)   $(1,494,542)    $1,204,547
           State                                   (266,880)      (240,172)       345,654
                                                -----------    -----------    -----------
                                                 (1,203,488)    (1,734,714)     1,550,201
         Deferred                                  (276,704)        40,270         56,560
                                                -----------    -----------    -----------

         Income tax expense (benefits)          $(1,480,192)   $(1,694,444)    $1,606,761
                                                ===========    ===========    ===========

         A reconciliation of income tax expense (benefits) computed at the statutory rate of 34 percent to the actual income tax expense for the years ended December 31, 1996, 1995, and 1994 is as follows:



                                                    1996           1995           1994
                                                ------------   ------------   -----------
         Income (loss) before income taxes      $(2,500,369)   $(3,421,192)   $ 5,123,354
                                                ===========    ===========    ===========

         Taxes computed at Federal income
           tax rate                             $  (850,125)   $(1,163,205)   $ 1,741,940
         Increase (decrease) resulting from
           Tax-exempt income                       (541,681)      (384,915)      (377,591)
         State income taxes, net of
           Federal benefit                          (90,739)      (154,710)       237,724
         Non-deductible expenses                      2,353          8,386          4,688
                                                -----------    -----------    -----------

         Income tax expense (benefits)          $(1,480,192)   $(1,694,444)   $ 1,606,761
                                                ===========    ===========    ===========

         Sources of deferred income taxes and the tax effects of each for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                                    1996         1995        1994
                                                 ---------     --------    ---------

         Depreciation                            $ (30,990)      $  (5,786)     $  (1,155)
         Securities discount accretion               9,380          (7,465)         4,714
         Provision for credit losses              (241,077)        149,670       (107,971)
         Unearned income on loans                  106,816         (16,343)       150,535
         Deferred compensation and benefit
          plans                                    (56,096)        (79,806)        10,437
         Charitable contributions                  (35,987)           --             --
         Write-downs on other real estate owned    (28,192)           --             --
         Deferred rent                                (558)           --             --
                                                 ---------       ---------      ---------

         Deferred income tax expense (benefits)   $(276,704)      $ 40,270      $  56,560
                                                  =========      =========      =========

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

  Note 7. Income Taxes (Continued)

          The components of the net deferred tax asset as of December 31, 1996, 1995, and 1994 are as follows:


                                                                                 1996          1995        1994
                                                                              ----------    ---------   ----------
          Deferred tax assets:
            Allowance for credit losses                                       $1,078,459   $  837,381   $  987,052
            Unearned income on loans                                              31,469      138,285      121,942
            Deferred compensation and benefit plans                              122,116       87,543        7,443
            Other real estate owned                                               28,192         --           --
            Charitable contributions                                              35,987         --           --
            Alternative minimum tax credits                                      538,117         --           --
            Deferred rent                                                            558         --           --
            Net unrealized depreciation on investment
               securities available for sale                                        --           --          5,788
                                                                              ----------   ----------   ----------
                                                                               1,834,898    1,063,209    1,122,225
                                                                              ----------   ----------   ----------

          Deferred tax liabilities:
            Accumulated depreciation                                             214,211      245,201      250,987
            Securities discount accretion                                         34,750       25,370       32,835
            Prepaid pension contributions                                         38,357       59,879       59,585
            Net unrealized appreciation on investment
               securities available for sale                                     166,614      468,899         --
                                                                              ----------   ----------   ----------
                                                                                 453,932      799,349      343,407
                                                                              ----------   ----------   ----------

          Net deferred tax asset                                             $ 1,380,966   $  263,860   $  778,818
                                                                             ===========   ==========   ==========

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

  Note 8.  Pension and Profit Sharing Plans

         The Bank has a defined benefit pension plan covering substantially all of its employees. Benefits are based on the employee's average rate of earnings for the five consecutive years before retirement. The Bank's funding policy is to contribute annually an amount between the minimum and maximum actuarially determined contribution, using the frozen entry age actuarial cost method. Assets of the plan are held in a trust fund principally comprised of growth and income mutual funds managed by another bank.

         The following table sets forth the financial status of the plan at December 31, 1996, 1995, and 1994:



                                                                                1996            1995            1994
                                                                            -----------     -----------     -----------

         Accumulated benefit obligation
            Vested                                                          $ 2,244,790     $ 2,183,088     $ 2,003,059
            Nonvested                                                           280,661          63,366          98,277
                                                                            -----------     -----------     -----------
                                                                            $ 2,525,451     $ 2,246,454     $ 2,101,336
                                                                            ===========     ===========     ===========
         Plan assets at fair value                                          $ 3,720,145     $ 3,399,653     $ 2,767,215
         Projected benefit obligation                                        (3,804,330)     (3,365,078)     (3,085,573)
                                                                            -----------     -----------     -----------
         Plan assets in excess of (less than)
            projected benefit obligation                                        (84,185)         34,575        (318,358)
         Unrecognized prior service cost                                        174,327         199,924         225,521
         Unrecognized net (gain) loss                                            70,020          (6,440)        332,303
         Unamortized net asset from transition                                  (60,843)        (73,012)        (85,181)
                                                                            -----------     -----------     -----------
         Prepaid pension expenses included in other assets                  $    99,319     $   155,047     $   154,285
                                                                            ===========     ===========     ===========
         Net pension expense includes the following:
             Service cost                                                   $   208,566     $   177,998     $   175,424
             Interest cost                                                      286,590         256,958         232,123
             Actual return on assets                                           (284,900)       (577,586)         96,951
             Net amortization and deferral                                       15,472         364,911        (314,269)
                                                                            -----------     -----------     -----------

         Net pension expense                                                $   225,728     $   222,281     $   190,229
                                                                            ===========     ===========     ===========

         Assumptions used in the accounting for net pension expense were:

         Discount rates                                                             8.5%            8.5%            8.5%
         Rate of increase in compensation levels                                    6.5%            6.5%            6.5%
         Long-term rate of return on assets                                         8.5%            8.5%            8.5%




         The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The Bank's contributions to the plan are determined annually by the Board of Directors. The plan covers substantially all employees. The Bank's contributions to the plan included in expense were $165,100 and $154,900 for the years ended December 31, 1995 and 1994, respectively. No contributions were made for 1996.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 9. Post-Retirement Health Care Benefits

         The Bank provides health care benefits to employees who retire at age
         65. The plan is funded only by the Bank's monthly payments of insurance premiums due. The following table sets forth the financial status of the plan at December 31, 1996 and 1995:



                                                                                  1996          1995
                                                                                ---------     ---------
         Accumulated post-retirement benefit obligation
            Retirees                                                            $ 229,258     $ 185,057
            Other active participants, not fully eligible                         648,414       482,922
                                                                                ---------     ---------
                                                                                  877,672       667,979
         Unrecognized net gain                                                     23,715          --
         Unrecognized transition obligation                                      (601,181)     (535,126)
                                                                                ---------     ---------
         Accrued post-retirement benefit cost                                   $ 300,206     $ 132,853
                                                                                =========     =========
         Net post-retirement benefit expense for the years ended December 31,
         1996 and 1995 includes the following:

         Service cost                                                           $  71,381     $  55,885
         Interest cost                                                             69,792        56,778
         Amortization of unrecognized transition obligation                        33,399        33,399
                                                                                ---------     ---------
         Net post-retirement benefit expense                                    $ 174,572     $ 146,062
                                                                                =========     =========
         Assumptions used in the accounting for net post-retirement benefit expense were:

         Health care cost trend rate                                                  8.0%          8.0%
         Discount rate                                                                8.5%          8.5%


         If the assumed health care cost trend rate were increased to 9.0%, the total of the service and interest cost components of net periodic post-retirement health care benefit cost would increase by $36,816 and $28,808, for the years ended December 31, 1996 and 1995, respectively, and the accumulated post-retirement benefit obligation would increase by $200,496 and $161,117 as of December 31, 1996 and 1995,
         respectively.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 10.  Other Operating Expenses

            Other operating expenses include the following:

                                                1996        1995          1994
                                            ----------     --------   ----------

 Professional services                      $1,454,449     $329,849   $  245,932
 Stationery, printing and supplies             218,397      278,366      235,500
 Postage and delivery                          271,050      253,253      201,094
 FDIC assessment                                33,595      237,565      455,250
 Directors fees and expenses                   196,622      133,202      159,518
 Marketing                                     124,897      118,948       97,671
 Data processing                               129,449       97,608       92,237
 Correspondent bank services                   115,864       78,631       53,285
 Telephone                                      59,808       49,021       38,598
 Liability insurance                            71,015       45,075       48,405
 Losses and expenses on real estate owned       45,445       23,733      107,553
 Other                                         395,881      342,154      285,730
                                            ----------   ----------   ----------
                                            $3,116,472   $1,987,405   $2,020,773
                                            ==========   ==========   ==========


  Note 11. Litigation and Restructuring Charges

            In 1995, two opposing groups ran for election to the Board of Directors. The Company incurred legal expenses and entered into a severance agreement with a former executive officer in connection with this restructuring at costs totaling $687,841. The Company also incurred losses of $719,800 to settle the claim of a borrower who asserted damages for discrimination. These nonrecurring charges are included as a separate line item in operating expenses for 1995.


  Note 12. Contingencies

            The Bank is a defendant in certain claims and legal actions arising in the course of business. The Bank is being sued for a total of approximately $4,000,000 in five separate cases for allegedly honoring checks with invalid endorsements. The Bank is also being sued for alleged fraud by a customer in bankruptcy seeking $5,000,000 in compensatory damages and $50,000,000 in punitive damages. Legal counsel has advised the Bank that this plaintiff has failed to produce any evidence to support these claims. The Bank has also filed a claim with a former insurance provider seeking to recover in excess of $5,000,000 from loan losses sustained over the prior two years. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not known at this time.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 13.  Stockholders' Equity

            Employees who have completed one year of service are eligible to participate in the employee stock purchase plan. The plan allows employees to purchase stock at 85 percent of the fair market value. Options for 200 and 6,586 shares were exercised in 1996 and 1995, respectively, at prices from $24.08 to $26.92 per share. At December 31, 1996, there were 31,780 shares of common stock reserved for issuance under the plan and no outstanding options.

            The director stock purchase plan allows directors to purchase stock at the fair market value on the date an option is granted. Options for 3,600 shares were exercised in 1995 at prices from $28.33 to $31.67 per share. At December 31, 1996, there were 17,700 shares of common stock reserved for issuance under the plan and no outstanding options.

            The dividend reinvestment and stock purchase plan allows participating stockholders to invest their cash dividends in stock at 95 percent of the fair market value on the dividend payment date. During 1996 and 1995, 10,820 and 10,795 shares of common stock, respectively, were purchased under the plan. At December 31, 1996, there were 94,370 shares of common stock reserved for issuance under the plan.

            In October 1996, Glen Burnie Bancorp suspended participation in the dividend reinvestment and stock purchase plans until the Company completes additional filings with the Securities and Exchange Commission.

            The Board of Directors may suspend or discontinue any of the plans at its discretion.


  Note 14. Regulatory Capital Requirements

           The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, 1995, and 1994, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 14.  Regulatory Capital Requirements (Continued)

           A comparison of the Bank's capital as of December 31, 1996, 1995, and 1994 with its minimum requirements is approximately as follows:


                                                                 For Capital
                                                              Adequacy Purposes
                                        Actual                ------------------
                                        Amount       Ratio      Amount     Ratio
                                        ------       -----      ------     -----

As of December 31, 1996
     Total Capital                   $18,109,000     12.5%   $11,590,000    8.0%
       (to Risk-Weighted Assets)


     Tier I Capital                   17,367,000     12.0%     5,789,000    4.0%
       (to Risk-Weighted Assets)


     Tier I Capital                   17,367,000      7.0%    14,886,000    6.0%
       (to Average Assets)


As of December 31, 1995
     Total Capital                    21,168,000     13.6%    12,437,000    8.0%
       (to Risk-Weighted Assets)


     Tier I Capital                   19,203,000     12.4%     6,218,000    4.0%
       (to Risk-Weighted Assets)


     Tier I Capital                   19,203,000      8.2%     9,367,000    4.0%
       (to Average Assets)


As of December 31, 1994
     Total Capital
       (to Risk-Weighted Assets)      23,677,000     15.3%    12,341,000    8.0%


     Tier I Capital
       (to Risk-Weighted Assets)      21,728,000     14.1%     6,171,000    4.0%


     Tier I Capital
       (to Average Assets             21,728,000      9.4%     9,246,000    4.0%

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 15. Regulatory Matters

           In June, 1996 the Bank entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation and the State Bank Commissioner of the State of Maryland to accomplish corrective actions regarding matters including violations of law, loan collection and delinquencies, loan administration, methodology for allowance for credit loss calculations, management reporting, strategic planning, and maintenance of capital.


  Note 16. Fair Values of Financial Instruments

           The following table shows the estimated fair value and the related carrying values of the Company's financial instruments at December 31, 1996. Items which are not financial instruments are not included.


                                                              1996
                                                  ---------------------------
                                                    Carrying         Fair
                                                     Amount          Value
                                                  ------------   ------------

Financial assets:
   Cash and due from banks                        $ 10,665,680   $ 10,665,680
   Interest-bearing deposits in other financial
      institutions                                   1,836,981      1,836,981
   Federal funds sold                               10,175,000     10,175,000
   Investment securities available for sale         54,906,836     54,906,836
   Investment securities held to maturity           41,667,057     41,993,324
   Loans, less allowance for credit losses         124,672,414    120,992,000
   Ground rents                                        267,974        267,974
   Accrued interest receivable                       1,937,928      1,937,928


Financial liabilities:
   Deposits                                        232,745,975    232,702,000
   Short-term borrowings                               547,937        547,937
   Accrued interest payable                            214,977        214,977

Unrecognized financial instruments:
   Commitments to extend credit                     16,460,003     16,460,003
   Standby letters of credit                         3,132,661      3,132,661


            For purposes of the disclosures of estimated fair value, the following assumptions were used.

            Loans:

            The estimated fair value for loans is determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

            Investment securities:

            Estimated fair values are based on quoted market prices.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 16.  Fair Values of Financial Instruments (continued)

            Deposits:

            The estimated fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair value of certificates of deposit is based on the rates currently offered for deposits of similar maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

            Other assets and liabilities:

            The estimated fair values for cash and due from banks, interest-bearing deposits in other financial institutions, Federal funds sold, accrued interest receivable and payable, and short-term borrowings are considered to approximate cost because of their short-term nature.

            Other assets and liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill, and similar items.

            The estimated fair values of the Company's financial instruments for 1995 and 1994 are as follows:



                                          December 31, 1995            December 31, 1994
                                    ---------------------------   ---------------------------
                                      Carrying          Fair        Carrying         Fair
                                       Amount           Value        Amount          Value
                                    ------------   ------------   ------------   ------------
Financial assets
   Cash and due from banks          $  9,450,021   $  9,450,021   $  7,806,316   $  7,806,316
   Federal funds sold                       --             --        1,800,000      1,800,000
   Investment securities              74,598,847     74,690,073     60,401,713     59,024,129
   Variable rate loans                35,148,040     35,148,040     40,448,637     40,448,637
   Accrued interest receivable         2,154,599      2,154,599      2,236,803      2,236,803

Financial liabilities
   Noninterest-bearing deposits       45,147,023     45,147,023     41,081,119     41,081,119
   Variable rate deposits             96,644,555     96,644,555    107,983,883    107,983,883
   Short-term borrowings               1,757,722      1,757,722      2,226,568      2,226,568
   Interest and dividends payable        447,923        447,923        356,810        356,810



            The fair values of investment securities were estimated using a matrix that considers yield to maturity, credit quality, and marketability. This method of valuation is permitted by the FASB, but may not be indicative of net realizable or liquidation values.

            It was not practicable to estimate the fair value of loans with fixed maturities, deposit liabilities with fixed maturities, or outstanding credit commitments. The Company did not have available resources to estimate fair values based on quoted prices or discounted cash flows for individual accounts or groups of accounts.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 16.  Fair Values of Financial Instruments (continued)

            Maturities and weighted-average interest rates on loans and deposits with fixed maturities were as follows:



                                                December 31, 1995           December 31, 1994
                                            ----------------------       --------------------
                                            Amount            Rate       Amount           Rate
                                            ------            ----       ------           ----
Loans
   Maturing within one year               $ 21,326,466        8.7%    $ 20,520,984         8.7%
   Maturing over one to five years          48,258,718        9.0%      48,715,788         8.8%
   Maturing over five years                 50,309,892        9.1%      47,668,693         9.3%
                                          ------------                ------------
                                          $119,895,076                $116,905,465
                                          ============                ============
 Deposits
   Maturing within three months           $ 17,035,145        5.7%    $ 13,342,709         4.0%
   Maturing over three to six months        16,598,147        5.8%      12,985,504         4.8%
   Maturing over six months to one year     13,014,695        5.7%      12,643,752         5.0%
   Maturing over one to five years          32,681,198        6.5%      20,528,686         5.8%
                                          ------------                ------------
                                          $ 79,329,185                $ 59,500,651
                                          ============                ============

  Note 17.  Adoption of Recently Issued Accounting Pronouncements

            Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), requires that certain long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of expected future cash flows is less than the carrying amount of the asset and its face value. An impairment loss is measured based on the difference between the carrying amount of the asset and its fair value. The Bank adopted this pronouncement in 1996, and there are no asset impairment adjustments reflected in the 1996 consolidated financial statements.

            Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), requires that rights to serviced mortgage loans be recognized as an intangible asset when the underlying loans are sold and the servicing rights related to these loans are retained. The standard also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of such rights. The Bank has not sold any loans for which it has maintained servicing rights and, accordingly, the adoption of this pronouncement has no effect on the 1996 consolidated financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

  Note 18.  Parent Company Financial Information

            The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:


                                 Balance Sheets
-------------------------------------------------------------------------------------------------------------

  December 31,                                                        1996            1995           1994

-------------------------------------------------------------------------------------------------------------
                                               Assets

Cash                                                               $    122,167   $    264,757   $       --
Investment in The Bank of Glen Burnie                                18,109,107     20,478,884     21,718,390
Investment in GBB Properties, Inc.                                      373,357           --            1,899
Land                                                                       --             --          384,700
Other assets                                                             25,932         27,142         16,582
                                                                   ------------   ------------   ------------

      Total assets                                                 $ 18,630,563   $ 20,770,783   $ 22,121,571
                                                                   ============   ============   ============

                            Liabilities and Stockholders' Equity

Dividend payable                                                   $     44,193   $    218,208   $    169,987
Due to affiliates                                                          --           15,189        274,551
                                                                   ------------   ------------   ------------
      Total liabilities                                                  44,193        233,397        444,538
                                                                   ------------   ------------   ------------

Stockholders' equity
   Common Stock                                                       8,838,588      7,273,664      7,080,834
   Stock dividend to be distributed                                        --        1,454,719           --
   Surplus                                                            6,192,900      5,917,043      5,450,852
   Retained earnings                                                  3,290,077      5,146,724      9,154,546
   Net unrealized appreciation (depreciation) on
      securities available for sale, net of
      income taxes                                                      264,805        745,236         (9,199)
                                                                   ------------   ------------   ------------
            Total stockholders' equity                               18,586,370     20,537,386     21,677,033
                                                                   ------------   ------------   ------------
            Total liabilities and stockholders'
                equity                                             $ 18,630,563   $ 20,770,783   $ 22,121,571
                                                                   ============   ============   ============

                                                Statements of Income
-------------------------------------------------------------------------------------------------------------

  Years Ended December 31,                                            1996            1995           1994

-------------------------------------------------------------------------------------------------------------
      Dividend from subsidiaries                                          5,000    $   315,000     $      --
      Expenses                                                            6,632         61,775          7,060
                                                                    -----------    -----------     ----------
      Income (loss) before income taxes and equity in
         undistributed net income (losses) of subsidiaries              878,368        253,225         (7,060)
      Income tax benefit                                                  2,255         21,056          5,970
      Equity in undistributed net income (losses)
         of subsidiaries                                             (1,900,800)    (2,001,029)     3,517,683
                                                                    -----------    -----------     ----------

              Net income (loss)                                     $(1,020,177)   $(1,726,748)    $3,516,593
                                                                    ===========    ===========     ==========

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 18.  Parent Company Financial Information (Continued)

                            Statements of Cash Flows

--------------------------------------------------------------------------------------------------------


  Years Ended December 31,                                        1996           1995          1994

--------------------------------------------------------------------------------------------------------


 Cash flows from operating activities:
    Net income (loss)                                         $(1,020,177)   $(1,726,748)   $ 3,516,593
    Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating activities:
          (Increase) decrease in other assets                       1,210        (10,560)        (3,588)
          (Decrease) increase in due to subsidiaries              (10,000)      (264,551)       274,551
          Equity in net (income) losses of subsidiaries         1,900,800      2,001,029     (3,517,684)
                                                               ----------    -----------     ----------

        Net cash provided (used) by operating activities          871,833           (830)       269,872
                                                               ----------    -----------     ----------

 Cash flows from investing activities:
    Disposal of land                                                 --          384,700           --
    Capital contributed                                          (390,000)          --          (10,000)
                                                               ----------    -----------     ----------

       Net cash provided (used) in investing activities          (390,000)       384,700        (10,000)
                                                               ----------    -----------     ----------

 Cash flows from financing activities:
    Proceeds from dividend reinvestment plan                      380,678        382,967        430,487
    Proceeds from sales of common stock                             5,384        276,054        142,297
    Shares retired                                                   --             --         (343,154)
    Dividends paid                                             (1,010,485)      (778,134)      (663,965)
                                                               ----------    -----------     ----------

       Net cash used in financing activities                     (624,423)      (119,113)      (434,335)
                                                              -----------    -----------     ----------

Increase (decrease) in cash                                      (142,590)       264,757       (174,463)

Cash, beginning of year                                           264,757           --          174,463
                                                              -----------    -----------    ------------

Cash, end of year                                             $   122,167    $   264,757    $         --
                                                              ===========    ===========    ============


                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 19.  Quarterly Results of Operations  (Unaudited)

            The following is a summary of the Company's unaudited quarterly results of operations:



                    1996                                                Three months ended
-----------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)  December 31   September 30      June 30   March 31
-----------------------------------------------------------------------------------------------------

Interest income                                   $ 4,567        $ 4,789         $ 4,466    $ 4,824
Interest expense                                    1,925          1,947           1,917      1,973
Net interest income                                 2,642          2,842           2,549      2,851
Provision for credit losses                         3,771            375           2,075        375
Net securities gains                                   50              6               2         87
Income (loss) before income taxes                  (2,599)           585          (1,342)       856
Net income (loss)                                  (1,436)           450            (671)       637
Net income (loss) per share                       $ (1.64)       $   .51         $  (.76)   $   .73





                             1995                                       Three months ended
-----------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)  December 31   September 30      June 30   March 31
-----------------------------------------------------------------------------------------------------

Interest income                                   $ 4,667        $ 4,739         $ 4,661    $ 4,534
Interest expense                                    1,973          1,874           1,768      1,647
Net interest income                                 2,694          2,865           2,893      2,887
Provision for credit losses                         7,275            150             225        275
Net securities gains                                  377             16             106          8
Income (loss) before income taxes                  (6,987)         1,262           1,214      1,090
Net income (loss)                                  (4,185)           855             847        756
Net income (loss) per share                       $ (4.87)       $   .99          $  .99    $   .88


                    1994                                               Three months ended
-----------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)  December 31   September 30     June 30    March 31
-----------------------------------------------------------------------------------------------------

Interest income                                   $4,701         $4,589           $4,422    $4,233
Interest expense                                   1,595          1,533            1,489     1,460
Net interest income                                3,106          3,056            2,933     2,773
Provision for credit losses                          300            370              225       225
Net securities gains                                   5             49                1        23
Income before income taxes                         1,215          1,359            1,386     1,163
Net income                                           838            927              947       805
Net income per share                               $1.00          $1.11            $1.14    $  .97


                                    Exhibits
                                    --------

          3.1     Articles of Incorporation. See Exhibit 3.1 to the Annual
                  Report on Form 10-K of Glen Burnie Bancorp for its Fiscal Year
                  Ended December 31, 1995, SEC File Number 33-62278 (the "1995
                  10-K Annual Report") which is incorporated herein by
                  reference.
          3.2     By-Laws.  See Exhibit 3.2 to the 1995 10-K Annual
                  Report which is incorporated herein by reference.
         10.1     Glen Burnie Bancorp Stockholder Purchase Plan.  See
                  Exhibit 10.1 to the 1995 10-K Annual Report which is
                  incorporated herein by reference.
         10.2     Glen Burnie Bancorp Dividend Reinvestment and Stock
                  Purchase Plan.  See Exhibit 10.2 to the 1995 10-K
                  Annual Report which is incorporated herein by
                  reference.
         10.3     Glen Burnie Bancorp Director Stock Purchase Plan.  See
                  Exhibit 10.3 to the 1995 10-K Annual Report which is
                  incorporated herein by reference.
         10.4     The Bank of Glen Burnie Employee Stock Purchase Plan.
                  See Exhibit 10.4 to Amendment Number 1 to the 1995 10-K
                  Annual Report which is incorporated herein by
                  reference.
         10.5     The Bank of Glen Burnie Pension Plan.  See Exhibit 10.5
                  to the 1995 10-K Annual Report which is incorporated
                  herein by reference.
         16       Letter re: change in certifying public accountant.  See
                  Exhibit 16 to the 1995 10-K Annual Report which is
                  incorporated herein by reference.
         21       Subsidiaries of the registrant.  See Exhibit 21 to the
                  1995 10-K Annual Report which is incorporated herein by
                  reference.
         23.1     Consent of Trice & Geary LLC, dated August 29, 1997.
         23.2     Consent of Rowles & Company, LLP, dated August 29,
                  1997.
         27       Financial Data Schedule

         The Company did not file any reports on Form 8-K during the last quarter of its 1996 fiscal year.

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant):                             Glen Burnie Bancorp


By (Signature and Title):                 /s/ F. William Kuethe, Jr.
                                          ------------------------------------
                                          Signature
                                          Chief Executive Officer,
                                          President
Date:  August 29, 1997
        ---------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):                 /s/ John E. Porter
                                          ------------------------------------
                                          Signature
                                          Chief Financial Officer
Date:   July 10, 1997                     John E. Porter
        ---------------

By (Signature and Title):                 /s/ Beatrice S. McQuarrie
                                          ------------------------------------
                                          Signature
                                          Principal Accounting Officer
Date:   August 29, 1997                   Beatrice S. McQuarrie
        ---------------

By (Signature and Title):                 /s/ Alan E. Hahn
                                          ------------------------------------
                                          Signature
                                          Director, Alan E. Hahn
Date:   August 29, 1997
        ---------------

By (Signature and Title):                 /s/ Theodore L. Bertier, Jr.
                                          ------------------------------------
                                          Director, Theodore L. Bertier,
                                          Jr.
Date:   August 29, 1997
        ---------------

By (Signature and Title):                 /s/ Karen Thorwarth
                                          ------------------------------------
                                          Director, Karen Thorwarth
Date:   July 10, 1997
        ---------------

By (Signature and Title):                 /s/ Thomas Clocker
                                          ------------------------------------
                                          Director, Thomas Clocker
Date:   August 29, 1997
        ---------------

By (Signature and Title):                 /s/ William N. Scherer, Sr.
                                          ------------------------------------
                                          Director, William N. Scherer,
                                          Sr.
Date:   August 29, 1997
        ---------------

By (Signature and Title):                 /s/ Charles L. Hein
                                          ------------------------------------
                                          Director, Charles L. Hein
Date:  August 29, 1997
        ---------------

By (Signature and Title):                 /s/ F.W. Kuethe, III
                                          ------------------------------------
                                          Director,  F.W. Kuethe, III
Date:   July 10, 1997
        ---------------

By (Signature and Title):                 /s/ Shirley E. Boyer
                                          ------------------------------------
                                          Director, Shirley E. Boyer
Date:   July 10, 1997
        ---------------
By (Signature and Title):                 /s/ Eugene P. Nepa
                                          ------------------------------------
                                          Director, Eugene P. Nepa
Date:   August 29, 1997
        ---------------

By (Signature and Title):                 /s/ John E. Demyan
                                          ------------------------------------
                                          Chairman of the Board,
                                            John E. Demyan
Date:   July 10, 1997
        ---------------

By (Signature and Title):                 /s/ Mary L., Wilcox
                                          ------------------------------------
                                          Director, Mary L. Wilcox
Date:   July 10, 1997
        ---------------