Form 10-Q
period 1997-09-30
GLEN BURNIE BANCORP
filed 1997-11-14
CIK 890066

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-Q

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

              Commission file number    33-62278
                                        --------

                      GLEN BURNIE BANCORP
   -----------------------------------------------------
  (Exact name of registrant as specified in its charter)

Maryland                                          52-1782444
------------------------------------       ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification
Number)

      101 Crain Highway, S.E., Glen Burnie, MD    21061
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

     The number of outstanding shares of the registrant's common stock as of September 30, 1997 was 892,698.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
        (dollars in thousands, except per share amounts)
                       (Unaudited)

                                                      September 30,     December 31,
                                                          1997              1996
                                                      ------------      -----------
                                      ASSETS

Cash and due from banks                                $  9,421         $ 12,503
Federal funds sold                                        1,150           10,175
Investment securities available for sale,
  at fair value                                          45,952           54,907
Investment securities held to maturity, at cost
  (fair value September 30: $47,993; December 31:
  $41,993)                                               48,327           41,667
Loans receivable, net of allowance for credit losses
   September 30: $4,276; December 31: $5,061            109,961          124,672
Premises and equipment at cost, net of
  accumulated depreciation                                4,430            4,154
Other real estate owned                                     739              602
Goodwill                                                    436              477
Other assets                                              5,826            5,168
                                                       --------         --------
           Total assets                                $226,242         $254,325
                                                       ========         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           LIABILITIES:
Deposits                                               $205,003         $232,746
Short-term borrowings                                     1,016              548
Other liabilities                                         1,366            2,444
                                                       --------         --------
          Total liabilities                            $207,385         $235,738
                                                       --------         --------
          STOCKHOLDERS' EQUITY:

Common stock, par value $10, authorized 5,000,000
   shares; issued and outstanding:  September 30:
   901,624 shares; December 31: 883,858 shares            9,016            8,839
Surplus                                                   6,325            6,193
Retained earnings                                         3,312            3,290
Net unrealized appreciation on securities available
  for sale, net of income taxes                             204              265
                                                       --------         --------
           Total stockholders' equity                    18,857           18,587
                                                       --------         --------
           Total liabilities and stockholders' equity  $226,242         $254,325
                                                       ========         ========

See accompanying notes to condensed consolidated financial statements.

                 GLEN BURNIE BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (dollars in thousands, except per share amounts)
                              (Unaudited)


                                         Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         ------------------     ----------------
                                         1997          1996     1997        1996
                                         ----          ----     ----        ----
Interest income on
   Loans, including fees                $  2,639    $  3,265  $  8,253    $ 10,132
   U.S. Treasury and U.S. Government
     agency securities                     1,398       1,052     3,987       2,535
   State and municipal securities            164         395       858       1,155
   Other                                      89          76       249         256
                                        --------    --------  --------    --------
    Total interest income                  4,290       4,788    13,347      14,078
                                        --------    --------  --------    --------
Interest expense on
   Deposits                                1,682       1,938     5,228       5,796
   Short-term borrowings                      15           9        60          41
                                        --------    --------  --------    --------
       Total interest expense              1,697       1,947     5,288       5,837
                                        --------    --------  --------    --------
          Net interest income              2,593       2,841     8,059       8,241

Provision for credit losses                    0         375       270       2,825
                                        --------    --------  --------    --------
          Net interest income after
            provision for credit losses    2,593       2,466     7,789       5,416
                                        --------    --------  --------    --------
Other income
   Service charges on deposit accounts       328         290       862         884
   Other fees and commissions                 50          15       153         158
   Other non-interest income                   0          80        78         101
   Gains on investment securities            223           6       227          95
                                        --------    --------  --------    --------
       Total other income                    601         391     1,320       1,238
                                        --------    --------  --------    --------
Other expenses
   Salaries and employee benefits          1,308       1,264     3,843       3,592
   Occupancy                                 321         324       956       1,003
   Other expenses                          1,425         685     4,060       1,961
                                        --------    --------  --------    --------
       Total other expenses                3,054       2,273     8,859       6,556
                                        --------    --------  --------    --------

Income before income taxes                   140         584       250          98

Income tax expense (benefit)                 (53)        135      (329)       (317)
                                        --------    --------  --------    --------
Net income                              $    193    $    449  $    579    $    415
                                        ========    ========  ========    ========

Net income per share of common stock    $   0.21    $   0.50  $   0.64    $   0.46
                                        ========    ========  ========    ========

Weighted-average shares of common
  stock outstanding                      901,624     901,440   901,624     898,021
                                        ========    ========  ========    ========

See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (dollars in thousands, except per share amounts)
                           (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                       1997          1996
                                                     --------     --------
Cash flows from operating activities:
Net income                                          $    579     $    415
Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation, amortization, and accretion             261         (501)
   Provision for credit losses                           270        2,825
   Changes in assets and liabilities:
      (Increase) decrease in other assets               (580)       2,809
      Decrease in other liabilities                   (1,088)      (1,849)
                                                    --------     --------
Net cash provided (used) by operating activities    $   (558)    $  3,699
                                                    --------     --------

Cash flows from investing activities:
    Proceeds from disposals of investment
      securities                                      31,848       13,135
    Purchases of investment securities               (29,450)     (31,595)
    Decrease in loans, net                            14,441       10,981
    Purchases of premises and equipment                 (691)        (237)
    Purchases of other real estate                      (596)        (156)
    Disposal of other real estate                        407           --
    Proceeds from sales of premises and equipment          5           --
                                                    --------     --------
Net cash provided (used) by investing activities      15,964       (7,872)
                                                    --------     --------

Cash flows from financing activities:
    Increase (decrease) in deposits, net             (27,743)       5,456
    Increase (decrease) in short-term borrowings         468          313
    Dividends paid                                      (238)        (745)
    Issuance of common stock                              --          381
                                                    --------     --------

Net cash provided (used) by financing activities     (27,513)       5,405
                                                    --------     --------

Increase (decrease) in cash and cash equivalents     (12,107)       1,232

Cash and cash equivalents, beginning of year          22,678        9,468
                                                    --------     --------
Cash and cash equivalents, end of period            $ 10,571     $ 10,700
                                                    ========     ========

See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE-1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 1997 and 1996.

     Information for net income per share and weighted average shares outstanding for prior periods have been restated to reflect 1% stock dividends declared in June and September 1997.

     Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December
31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie
(the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $193,000 ($0.21 per share) for the third quarter of 1997 compared to third quarter 1996 consolidated net income of $449,000 ($0.50 per share). Year to date consolidated net income for the nine months ending September 30, 1997 was $579,000 ($0.64 per share) compared to net income of $415,000 ($0.46 per share) for the same period in 1996. The decrease in third quarter net income was primarily attributable to a $284,000 accrual for a judgment rendered against the Bank in the third quarter of 1997.

     NET INTEREST INCOME. The Company's consolidated net interest income prior to provisions for credit losses was $2,593,000 for the third quarter of 1997 compared to $2,841,000 for the same period in 1996, a decrease of $248,000, or 8.7%. Consolidated net interest income for the nine months ended September 30, 1997 was $8,059,000 compared to $8,241,000 for the nine months ended September 30, 1996. The decreases in net interest income for the three and nine month periods were primarily attributable to lower interest income in each period. Interest income fell $498,000 (10.4%) for the three months ended September 30, 1997 and fell $731,000 (5.2%) for the nine-month period.
The decline in interest income was attributable to the continued runoff of the loan portfolio. Interest expense declined $250,000 (12.8%) for the three-month period and declined $549,000, or 9.4%, for the nine months ended September
30, 1997. The Company's earnings performance continues to be impacted by a decline in earning assets and a shift in the asset mix from loans to lower yielding investment securities. Net interest margins for the three and nine months ended September 30, 1997 were 4.99% and 5.02%, respectively, compared to 4.96% and 4.85%, respectively, for the three and nine months ended September 30, 1996. The increases in net interest margin for the three and nine months ended September 30, 1997 were primarily due to the loss of accrued interest on loans charged off during the corresponding periods in 1996.

     PROVISION FOR CREDIT LOSSES. During the three months ended September 30, 1997, the Company made no provision for credit losses and provided $270,000 for credit losses during the nine months ended September 30, 1997 compared to $375,000 and $2,825,000 in provisions during the three and nine months ended September 30, 1996. The decreases in provisions reflect lower charge-off activity and a reduction in classified loans during the 1997 period. During the three and nine months ended September 30, 1997, the Company recorded net charge-offs of $85,000 and $1,055,000, respectively, compared to $71,000 and $3,274,000 in net charge-offs during the three and nine months ended September 30, 1996, respectively.

     OTHER INCOME. Other income increased $210,000 (53.7%) and $82,000 (6.6%), respectively, during the three and nine months ended September 30, 1997 compared to the prior year periods. The increase in other income reflects higher gains on the sale of investment securities during the third quarter of 1997. In order to improve its interest rate sensitivity, the Bank sold $16.0 million in long-term, fixed-rate state, county and municipal securities which had been classified as available-for-sale and invested the proceeds in adjustable-rate mortgage-backed securities issued by the Government National Mortgage Association ("GNMA").

     OTHER EXPENSE. Other expense increased by $781,000, or 34.5%, for the quarter and by $2,303,000, or 35.1%, for the nine-month period primarily due to a $284,000 accrual for a judgment rendered against the Bank in the third quarter of 1997 and a $700,000 expense incurred in connection with the settlement of certain litigation during the second quarter of 1997. In addition, the Company experienced increases in other expenses due to professional fees incurred in connection with other litigation in which the Company is involved.

     INCOME TAXES. During the three and nine months ended September 30, 1997, the Company recorded income tax benefits of $53,000 and $329,000, respectively, compared to a tax expense of $135,000, during the three months ended September 30, 1996 and a tax benefit of $317,000 during the nine months ended September
30, 1996.   Due primarily to its holdings of tax-exempt state,
county and municipal securities, the Company recorded tax losses during the three and nine months ended September 30, 1997 and the nine months ended September 30, 1996. These net operating losses were applied to prior years' earnings resulting in tax benefits in each of the periods. The Company has recently reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S.

Government agency securities, the income on which is not exempt
from federal taxation.   Accordingly, the Company anticipates an
increase in taxable income which may reduce the availability of future tax benefits.

FINANCIAL CONDITION

     The Company's assets declined to $226,242,000 at September 30, 1997 from $254,325,000 at December 31, 1996 primarily due to a reduction in the loan portfolio. The Bank's net loans totaled $109,961,000 at September 30, 1997, compared to $124,672,000 on
December 31, 1996, a decrease of $14,711,000 (11.8%).  The
decline was largely due to a decrease in commercial and industrial loans during the period. Commercial mortgage loans increased during the period while residential mortgages decreased slightly and lease financing and installment loans also decreased. The Bank has decided to decrease its equipment and automobile lease based lending because of the difficulties in monitoring the financial condition of the clients of lease company borrowers.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $94,279,000 at September 30, 1997, a $2,295,000 or 3.4%, decrease from $96,574,000 at December 31, 1996. The aggregate market value of investment securities held by the Bank as of September 30, 1997 was $94,694,000 compared to $96,900,000 as of
December 31, 1996, a $2,206,000 (2.3%) decrease.  The
fluctuations in the investment securities were a result of the decline in deposits.

     Deposits as of September 30, 1997 totaled $205,003,000, a decrease of $27,743,000 (11.9%) for the year to date. Demand deposits as of September 30, 1997 totaled $42,671,000, a $6,742,000 (13.6%) decrease from $49,413,000 at December 31,
1996. NOW accounts as of September 30, 1997 totaled $20,594,000, a decrease of $2,198,000 (9.6%) for the year to date. Money market accounts declined by $6,007,000 (22.9%) for the year to date to total $20,204,000 on September 30, 1997. Savings deposits increased by $4,434,000, or 9.2%, year to date. Meanwhile, certificates of deposit over $100,000 totaled $10,487,000 on September 30, 1997, an increase of $1,867,000
(21.7%) from year end. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $67,288,000 on September 30, 1997, a $10,229,000 (13.2%) decrease from December 31, 1996.

     ASSET QUALITY. The following table sets forth the amount of the Bank's non-accrual loans and accruing loans 90 days or
more past due at the dates indicated.   At each of the dates
indicated, the Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15.

                                             At                   At
                                         September 30,        December 31,
                                            1997                 1996
                                         ------------         ------------
                                               (Dollars in thousands)
Non-Accrual Loans:
   Real estate . . . . . . . . . . . . . $3,277               $4,000
   Installment . . . . . . . . . . . . .    113                  168
   Credit card & related . . . . . . . .      0                    0
   Commercial. . . . . . . . . . . . . .    886                  378
                                         ------               ------
      Total Non-Accrual Loans. . . . . .  4,276                4,546
                                         ------               ------

Accruing Loans Past Due 90 Days or More:
   Real Estate . . . . . . . . . . . . .      0                   87
   Installment . . . . . . . . . . . . .      0                    0
   Credit card & related . . . . . . . .      0                    0
   Commercial. . . . . . . . . . . . . .      0                    0
                                         ------               ------
      Total Accruing Loans Past Due
        90 Days or More. . . . . . . . .      0                   87
                                         ------               ------
      Total Non-Performing Loans . . . . $4,276               $4,633
                                         ======               ======
      Non-Performing Loans to Total
        Loans . . . . . . . . . . . . .    3.74%                3.72%
                                         ======               ======

      Allowance for Credit Losses to
        Non-Performing Loans. . . . . .     100%              109.24%
                                         ======               ======

     At September 30, 1997 and December 31, 1996, there were $936,000 and $1,408,000, respectively, in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

     ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay.

     Transactions in the allowance for credit losses for the nine months ended September 30, 1997 and 1996.

                                                        Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                       1997          1996
                                                     --------     --------
                                                     (Dollars in thousands)
Beginning balance. . . . . . . . . . . . . .         $  5,061     $  3,698
                                                     --------     --------
Charge-offs. . . . . . . . . . . . . . . . .            1,441        3,503
Recoveries . . . . . . . . . . . . . . . . .              386          166
                                                     --------     --------
Net charge-offs. . . . . . . . . . . . . . .            1,055        3,337
Provisions charged to operations . . . . . .              270        2,825
                                                     --------     --------
Ending balance . . . . . . . . . . . . . . .         $  4,276     $  3,186
                                                     ========     ========
Average loans. . . . . . . . . . . . . . . .         $120,574     $150,800
Net charge-offs to average loans . . . . . .             0.87%        2.21%


    Net charge-offs during the nine months ended September 30, 1997 declined to $1,055,000 from $3,337,000 during the comparable period in 1996.

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

    The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 1997, totaled $10,571,000, a decrease of $12,107,000 (53.4%) from the
December 31, 1996 total of $22,678,000.

    The Bank may draw on a $26,000,000 line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of September 30, 1997, however, no amounts were outstanding under this line. The Bank also has a secured $5.0 million of credit from another commercial bank on which no amounts were outstanding on September 30, 1997.

    The Company experienced a $270,000, or 1.5%, increase in total stockholders' equity during the nine months ended September 30, 1997 as the increase in retained earnings resulting from net income during the period offset a decline in net unrealized appreciation on securities available for sale resulting from the disposition of certain available-for-sale securities. Surplus increased $132,000 (2.1%) during 1997 to reach $6,325,000 at September 30, 1997. The increase in the surplus account was primarily a result of the payment of a one percent stock dividend in lieu of cash dividend during the period. The Company declared an additional one percent stock dividend at the end of the third quarter payable on October 1, 1997.

    The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 1997, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.04%, a Tier 1 risk-based capital ratio of 14.81% and a total risk-based capital ratio of 16.09%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK

         Not applicable.

                   PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

    During the quarter ended September 30, 1997, a judgment in the amount of $284,000 was rendered against the Bank in Elkridge National Bank v. The Bank of Glen Burnie (Case No. 03-C-96-002064 filed March 4, 1996), which the Bank has appealed. Elkridge National Bank is one of three suits filed against the Bank in the Circuit Court for Baltimore County by creditors of a company controlled by Mr. Brian Davis alleging in each case that the Bank improperly negotiated checks for loan proceeds over forged endorsements. The Bank denies liability in each of these suits and does not believe that the outcome of these suits will have a material adverse effect on the Bank.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits - The following exhibits are filed with this
         --------   report.

         27   Financial Data Schedule (EDGAR Only)

    (b)  Reports on Form 8-K.  No reports on Form 8-K were filed
         -------------------   during the quarter for which this
                               report is filed.

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

                              GLEN BURNIE BANCORP
                              -------------------
                              (Registrant):



Date: November 14, 1997       By:/s/ John E. Porter
                                 ----------------------------
                                 John E. Porter
                                 Chief Financial Officer
                                 (Duly authorized officer and
                                 principal financial officer)