Form 10-Q/A
period 1997-09-30
GLEN BURNIE BANCORP
filed 1997-12-24
CIK 890066

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-Q/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

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
          STOCKHOLDERS' EQUITY:

Common stock, par value $10, authorized 5,000,000
   shares; issued and outstanding:  September 30:
   901,624 shares; December 31: 883,858 shares            9,016            8,839
Surplus                                                   6,457            6,193
Retained earnings                                         3,180            3,290
Net unrealized appreciation on securities available
  for sale, net of income taxes                             204              265
                                                       --------         --------
           Total stockholders' equity                    18,857           18,587
                                                       --------         --------
           Total liabilities and stockholders' equity  $226,242         $254,325
                                                       ========         ========

See accompanying notes to condensed consolidated financial statements.

                 GLEN BURNIE BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (dollars in thousands, except per share amounts)
                              (Unaudited)


                                         Three Months Ended     Nine Months Ended
                                            September 30,         September 30,
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

     NET INTEREST INCOME. The Company's consolidated net interest income prior to provisions for credit losses was $2,593,000 for the third quarter of 1997 compared to $2,841,000 for the same period in 1996, a decrease of $248,000, or 8.7%. Consolidated net interest income for the nine months ended September 30, 1997 was $8,059,000 compared to $8,241,000 for the nine months ended September 30, 1996. The decreases in net interest income for the three and nine month periods were primarily attributable to lower interest income in each period. Interest income fell $498,000 (10.4%) for the three months ended September 30, 1997 and fell $731,000 (5.2%) for the nine-month period.
The decline in interest income was attributable to the continued runoff of the loan portfolio. Interest expense declined $250,000 (12.8%) for the three-month period and declined $549,000, or 9.4%, for the nine months ended September
30, 1997. The Company's earnings performance continues to be impacted by a decline in earning assets and a shift in the asset mix from loans to lower yielding investment securities. Net interest margins for the three and nine months ended September 30, 1997 were 4.94% and 5.13%, respectively, compared to 5.13% and 5.11%, respectively, for the three and nine months ended September 30, 1996. The increases in net interest margin for the three and nine months ended September 30, 1997 were primarily due to the loss of accrued interest on loans charged off during the corresponding periods in 1996.

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

                                             At                   At
                                         September 30,        December 31,
                                            1997                 1996
                                         ------------         ------------
                                               (Dollars in thousands)
Non-Accrual Loans:
   Real estate . . . . . . . . . . . . . $3,277               $4,000
   Installment . . . . . . . . . . . . .    113                  168
   Credit card & related . . . . . . . .      0                    0
   Commercial. . . . . . . . . . . . . .    886                  378
                                         ------               ------
      Total Non-Accrual Loans. . . . . .  4,276                4,546
                                         ------               ------

Accruing Loans Past Due 90 Days or More:
   Real Estate . . . . . . . . . . . . .      0                   87
   Installment . . . . . . . . . . . . .      0                    0
   Credit card & related . . . . . . . .      0                    0
   Commercial. . . . . . . . . . . . . .      0                    0
                                         ------               ------
      Total Accruing Loans Past Due
        90 Days or More. . . . . . . . .      0                   87
                                         ------               ------
      Total Non-Performing Loans . . . . $4,276               $4,633
                                         ======               ======
      Non-Performing Loans to Total
        Loans . . . . . . . . . . . . .    3.89%                3.72%
                                         ======               ======

      Allowance for Credit Losses to
        Non-Performing Loans. . . . . .     100%              109.24%
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

                                                        Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                       1997          1996
                                                     --------     --------
                                                     (Dollars in thousands)
Beginning balance. . . . . . . . . . . . . .         $  5,061     $  3,698
                                                     --------     --------
Charge-offs. . . . . . . . . . . . . . . . .            1,441        3,503
Recoveries . . . . . . . . . . . . . . . . .              386          166
                                                     --------     --------
Net charge-offs. . . . . . . . . . . . . . .            1,055        3,337
Provisions charged to operations . . . . . .              270        2,825
                                                     --------     --------
Ending balance . . . . . . . . . . . . . . .         $  4,276     $  3,186
                                                     ========     ========
Average loans. . . . . . . . . . . . . . . .         $121,358     $150,800
Net charge-offs to average loans . . . . . .             0.87%        2.21%



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

    The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 1997, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 7.42%, a Tier 1 risk-based capital ratio of 14.47% and a total risk-based capital ratio of 15.75%.

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

                              GLEN BURNIE BANCORP
                              -------------------
                              (Registrant):



Date: December 23, 1997       By:/s/ John E. Porter
                                 ----------------------------
                                 John E. Porter
                                 Chief Financial Officer
                                 (Duly authorized officer and
                                 principal financial officer)