Form 10-K405/A
period 1996-12-31
GLEN BURNIE BANCORP
filed 1998-01-09
CIK 890066

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to _____________

                          Commission File No. 33-62278


                              GLEN BURNIE BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             MARYLAND                                      52-1782444
 ---------------------------------                    --------------------
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

101 CRAIN HIGHWAY, S.E., GLEN BURNIE, MARYLAND                21061
----------------------------------------------           ---------------
  (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (410) 766-3300


   Securities registered pursuant to Section 12(b) of the Act: Not Applicable


   Securities registered pursuant to Section 12(g) of the Act: Not Applicable


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 30, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $13,632,625 based on the closing sales price of $25.00 per share of the registrant's Common Stock on such date as quoted on the OTC Bulletin Board. For purposes of this calculation only, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are deemed affiliates.

Number of shares of Common Stock outstanding as of June 30, 1997:  883,858

================================================================================

                                     PART I

Item 1.  Business

          Glen Burnie Bancorp (the "Company") is a bank holding company organized in 1990 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the "Bank"), a commercial bank organized in 1949 under the laws of the State of Maryland, serving Anne Arundel County and surrounding areas from its main office in Glen Burnie, Maryland and branch offices in Odenton, Riviera Beach, Crownsville and Severn, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including receiving of demand and time deposits, and the making of loans to individuals, associations, partnerships and corporations. Real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

          The Company's principal executive office is located at 101 Crain Highway, S.E., Glen Burnie, Maryland 21061. Its telephone number at such office is (410) 766-3300.

Market Area

          The Bank considers its principal market area for lending and deposit products to consist of Northern Anne Arundel County, Maryland. Northern Anne Arundel County is a mature suburb of the City of Baltimore which in recent years has experienced modest population growth and is characterized by an aging population. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at the nearby Baltimore Washington International airport. Anne Arundel County is generally considered to have more affordable housing than other suburban Baltimore areas and has begun to attract younger persons and minorities on this basis. This inflow, however, has not been sufficient to affect current population trends.

Risk of Continued Losses

          During the years ended December 31, 1996 and 1995, the Company reported consolidated net losses of $1.020 million and $1.727 million, respectively. These results included substantial provisions for credit losses of $6.596 million made in 1996 and $7.925 million made in 1995 to bolster the Company's consolidated allowance for credit losses which was being depleted due to substantial loan quality deterioration. Net charge-offs were $5.233 million during 1996 and $6.991 million during 1995.

          The ability of the Company to recover from its consolidated net loss position is largely dependent on the quality and level of the Bank's earning and nonperforming assets, the interest rate environment and the adequacy of the provision for credit losses. The real estate market in Anne Arundel County, Maryland, the area where the Bank conducts its business, and the overall economy in such area is likely to continue to have a significant effect on the quality and level of the Bank's assets in the future. While the consolidated allowance for credit losses of $5.061 million at the end of 1996 represented less than 3.9% of the Bank's gross loans, it represented 85.0% of its impaired loans. Although this allowance is intended to cover known and inherent risks in the loan portfolio, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. There can be no assurance that substantial future provisions for credit losses will not be required, or that such provisions will not adversely impact the Bank's results of operations in any given reporting period or over a longer period of time. Moreover, there can be no assurance that the Bank will not continue to make loan charge-offs in the future or that the allowance for credit losses will be sufficient to cover future loan charge-offs.

Recent Loan Loss Experience Involving Significant Borrowers

          The Bank had outstanding loans to Mr. Brian Davis and various entities and persons affiliated with him aggregating approximately $6.0 million. The major borrowers in the affiliated group have filed bankruptcy proceedings and significant recovery by the Bank on these loans is unlikely. As a result of the foregoing, all but $30,000 of these loans have been charged-off.

          Mr. Davis has pled guilty to committing fraud against the Bank and various other banks. The Bank's former chief lending officer, Steven G. Boyd, has pled guilty to accepting bribes from Mr. Davis in return for approving loans to Mr. Davis and related entities and to straw borrowers. The Federal grand jury indictment against Mr. Boyd alleged, among other things, that he approved and recommended loans for Mr. Davis and his affiliates and in addition approved loans from the Bank of approximately $500,000 to "straw men" the proceeds of which he knew were for the benefit of Mr. Davis in violation of the Bank's limit on the amount that could be lent to related borrowers. The United States Attorney's Office has stated that the investigation which led to Mr. Boyd's indictment and Mr. Davis's conviction is continuing.

          At December 31, 1996, an equipment and automobile leasing entity and its affiliates had approximately $6,218,000 in outstanding lease loans on which approximately $700,000 in charge-offs had been taken during 1996. The Bank has ceased approving new loans for these customers due to concerns about the quality of certain of the loans and leases.

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

          Effective July 10, 1997, the Board of Directors entered into a revised Memorandum of Understanding (the "Revised M.O.U.") with the FDIC and the Commissioner which supersedes the June 13, 1996 M.O.U. Under the Revised M.O.U., the Bank may not declare or pay any dividends to the Company without the prior written consent of the FDIC and the Commissioner if the ratio of the Bank's Tier 1 capital to assets would be less than 6.0%. Dividends to the Company may not exceed 50% of net operating income after taxes for the period declared without the prior written consent of the FDIC and the Commissioner. Within 360 days of the Effective Date of the Revised M.O.U., the Bank is required to reduce its classified assets to 25% of Tier 1 Capital plus its Allowance for Loan and Lease Losses and to reduce its ratio of non-accrual loans and loans 30 days or more past due to no more than 3.5% of gross loans. Additionally, the Bank will adopt and implement an internal loan review and grading system meeting certain criteria and make certain changes in existing policies and in its strategic plan.

          Should the Bank fail to comply with the provisions of the M.O.U., the FDIC or the Commissioner could seek to impose greater sanctions on the Bank. Enforcement actions may include the issuance of formal and informal agreements, the imposition of civil money penalties and the issuance of a cease-and-desist order that can be judicially enforced. Neither the FDIC nor the Commissioner has sought to initiate any such measures.

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

          The following table provides information on the composition of the loan portfolio at the indicated dates.



                                                                      At December  31,
                       -------------------------------------------------------------------------------------------------------
                                1996                1995                 1994               1993                  1992
                           $          %         $          %        $          %         $         %          $           %
                       --------    ------    --------   ------   --------   ------    --------  -------    --------    ------

                                                     (Dollars in thousands)

Real estate..........  $ 88,923     68.54%   $ 98,422    63.84%  $ 94,715    60.49%   $ 85,313    59.07%   $ 77,855     59.92%
Installment..........    22,281     17.17      27,898    18.10     32,352    20.66      27,537    19.07      21,706     16.70
Credit card..........     1,434      1.11       1,484     0.96      1,233     0.79         953     0.66         264      0.20
Commercial...........    17,095     13.18      26,366    17.10     28,278    18.06      30,615    21.20      30,130     23.18
                       --------    ------    --------   ------   --------   ------    --------  -------    --------    ------
                        129,733    100.00%    154,170   100.00%   156,578   100.00%    144,418   100.00%    129,955    100.00%
Allowance for
  credit losses .....     5,061                 3,698               2,764                2,552                1,756
                       --------              --------            --------             --------             --------
Loans, net ..........  $124,672              $150,472            $153,814             $141,866             $128,199
                       ========              ========            ========             ========             ========




          The following table sets forth the maturities for various categories of the loan portfolio at December 31, 1996. Demand loans and loans which have no stated maturity are treated as due in one year or less. At December 31, 1996, the Company had $14,654,857 in loans due after one year with variable rates and $103,876,394 in such loans with fixed rates. The Bank's long-term real estate loans allow the Bank to call the loan after three years in order to adjust the interest rate if necessary. The Bank has generally not exercised its call option and the following table assumes no exercise of the Bank's call option.

                                       Due Over
                       Due Within     One to Five     Due Over
                       One Year          Years       Five Years         Total
                       --------          -----       ----------         -----
                                        (In thousands)

Real Estate........    $ 5,546         $10,802         $72,575        $ 88,923
Installment........      1,095          18,557           2,629          22,281
Credit Card........      1,434              --              --           1,434
Commercial.........      3,127          13,475             493          17,095
                       -------         -------         -------        --------
                       $11,202         $42,834         $75,697        $129,733
                       =======         =======         =======        =========

          Real Estate Lending. The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. At December 31, 1996, the Bank had $35.6 million in residential mortgages, $47.8 million in commercial mortgages and $5.5 million in construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans are generally originated on a variable rate basis. The Bank's long-term, fixed-rate mortgages include a provision allowing the Bank to call the loan after three years in order to adjust the interest rate. The Bank, however, has never exercised this right. Substantially all of the Bank's real estate loans are secured by properties in Anne Arundel County, Maryland. Under the Bank's loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. For residential investment properties, the maximum loan-to-value ratio is 75%. The maximum permissible loan-to-value ratio for residential and commercial construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower's primary residence provided that the aggregate indebtedness on the property does not exceed 80% of its value.


          Commercial Lending. The Bank's commercial loan portfolio consists principally of demand and time loans for commercial purposes and purchased lease financings. The Bank's business demand and time lending includes various working capital loans, lines of credit and letters of credit for commercial customers. Demand loans require the payment of interest until called while time loans require a single payment of principal and interest at maturity. Such loans may be made on a secured or an unsecured basis. All such loans are underwritten on the basis of the borrower's creditworthiness rather than the value of the collateral. The Bank's lease financing portfolio includes leases on various types of commercial equipment that have been purchased from various vendors. The Bank has determined to de-emphasize lease financing because of the difficulties encountered in monitoring the financial condition of borrowers on purchased leases.

          Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 1996, approximately $9,834,381, or 44%, of the installment loans in the Bank's portfolio had been originated for commercial purposes and $12,446,283, or 56%, had been originated for consumer purposes.

          Credit Card and Related Loans. Credit card and related loans consist of outstanding balances on credit cards and overdraft lines of credit. The Bank offers no annual fee VISA(R) and MasterCard(R) credit cards to qualified customers. Credit card billing and payment processing is done for the Bank by an unaffiliated third party which receives a fee for such services. The Bank's overdraft protection line of credit is offered as a convenience to qualified customers.

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

          The Bank's lending activities are conducted pursuant to written policies approved by the Board of Directors intended to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed by the Senior Credit Officer to identify potential underperforming credits, estimate loss exposure and to ascertain compliance with the Bank's policies. On a quarterly basis, the internal auditor performs an independent loan review. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions.

          The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $500,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $750.000. The Bank's Executive Committee is authorized to approve loans up to $1,000,000. Larger loans must be approved by the full Board of Directors.

          Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus which is defined to include the Bank's capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $2.1 million to any one borrower at December 31, 1996. By interpretive ruling of the Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $3.4 million to any one borrower at December 31, 1996. It is currently the Bank's policy to limit its exposure to any one borrower to no more than $1.8 million in the aggregate unless the loan is approved by a 75% vote of the Board of Directors. At December 31, 1996, the largest amount outstanding to any one borrower and their related interests was $3.2 million.

Non-Performing Loans

          It is the current policy of the Bank to discontinue the accrual of interest when a loan becomes 90 days or more delinquent and circumstances indicate that collection is doubtful. For fiscal years prior to the 1996 fiscal year, the Bank's policy was to consider real estate loans on a case-by-case basis subject to collateral. For the year ended December 31, 1996, interest of approximately $457,035 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that time, $28,822 in interest on such loans was included in income.

          The following table sets forth the amount of the Bank's non-accrual loans and accruing loans 90 days or more past due at the dates indicated. At each of the dates indicated, the Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                                 At December 31,
                                                       --------------------------------------------------------------------
                                                         1996          1995           1994          1993           1992
                                                       --------      --------       -------       --------       ------
                                                                               (Dollars in thousands)
Non-accrual Loans:
   Real estate....................................     $  4,000      $   1,086      $     556     $      800     $      925
   Installment....................................          168            165             25             15             39
   Credit card & related .........................            0              4              0              0              0
   Commercial.....................................          378          1,120             74            299             43
                                                       --------      ---------      ---------     ----------     ----------
      Total Nonaccrual Loans......................        4,546          2,375            655          1,114          1,007
                                                       --------      ---------      ---------     ----------     ----------
Accruing Loans Past Due 90 Days or More:
   Real Estate....................................           87          2,967          2,604          1,602          1,702
   Installment....................................            0            300              0              0              0
   Credit card & related .........................            0             28              5             19              0
   Commercial.....................................            0            610            310            424              0
                                                       --------      ---------      ---------     ----------     ----------
      Total Accruing Loans Past Due 90 days
         or More..................................           87          3,905          2,919          2,045          1,702
                                                       --------      ---------      ---------     ----------     ----------
      Total Non-Performing Loans..................     $  4,633      $   6,280      $   3,574     $    3,159     $    2,709
                                                       ========      =========      =========     ==========     ==========
      Non-Performing Loans to Total Loans.........         3.72%          4.17%          2.32%          2.23%          2.11%
                                                       ========      =========      =========     ==========     ==========
      Allowance for Credit Losses to
         Non-Performing Loans ....................       109.24%         58.89%         77.39%         80.79%         64.78%
                                                       ========      =========      =========     ==========     ==========


          Approximately $3,454,234, or 74.6% of the Bank's non-accrual loans at December 31, 1996 were attributable to ten borrowers. Charge-offs of $528,805 have previously been taken on these loans. Five of these borrowers with loans totaling $1,501,490 were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the principal amount of the Bank's loan.

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

          At December 31, 1996 and 1995, the Company had $602,000 and $432,926, respectively, in real estate acquired in partial or total satisfaction of debt. As of December 31, 1996, a subsidiary of the Company, GBB Properties, Inc. ("GBB"), owned two parcels of real estate obtained from foreclosures by the Bank. The book values of these properties were $143,000. One was a residential property which could be used for certain commercial purposes which was subsequently sold for $155,000 ($25,500 over its book value). The other consisted of office condominiums. GBB also intends to sell this property. At December 31, 1996, the Bank owned three foreclosed real estate properties having a book value of $329,785. They consisted of residential property which the Bank was holding for sale. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance of credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

          Transactions in the allowance for credit losses during the last five fiscal years were as follows:

                                                                       Year Ended December 31,
                                                  ---------------------------------------------------------------
                                                    1996           1995         1994          1993         1992
                                                  --------       --------     --------      --------     ------
                                                                            (Dollars in thousands)
Beginning balance..............................  $     3,698  $     2,764   $     2,552   $    1,755   $      993
                                                 -----------  -----------   -----------   ----------   ----------
Loans charged off
     Real estate...............................        1,047        1,541           425           98          193
     Installment...............................          786          270            29           41           25
     Credit card & related ....................          182          194             1            1            7
     Commercial................................        3,453        5,056           520          194           73
                                                 -----------  -----------   -----------   ----------   ----------
          Total................................        5,468        7,061           975          334          298
                                                 -----------  -----------   -----------   ----------   ----------
Recoveries
     Real estate...............................          103           33            18            1           41
     Installment...............................           57           11            20           19           16
     Credit card & related ....................            2            0             0            0            0
     Commercial................................           73           26            29           31            3
                                                 -----------  -----------   -----------   ----------   ----------
         Total.................................          235           70            67           51           60
                                                 -----------  -----------   -----------   ----------   ----------
Net charge-offs................................        5,233        6,991           908          385          238
Provisions charged to operations...............        6,596        7,925         1,120        1,080        1,000
                                                 -----------  -----------   -----------   ----------   ----------
Ending balance.................................  $     5,061  $     3,698   $     2,764   $    2,552   $    1,755
                                                 ===========  ===========   ===========   ==========   ==========
Average loans..................................  $   146,922  $   156,219   $   151,933   $  139,280   $  116,783
Net charge-offs to average loans...............        3.56%         4.48%         0.60%        0.20%        0.19%

          The Bank's high level of loan charge-offs during the last two fiscal years is primarily attributable to its lending relationships with Mr. Brian Davis and various affiliated entities. See " -- Recent Loan Loss Experience Involving Significant Borrowers." Such loans primarily consisted of loans for purchases of trucks and other non-real estate secured loans which are categorized under commercial loans in the above table. In addition, during fiscal year 1996, the Bank began charging off all non-real estate secured loans upon 90 days delinquency which contributed to a continued high level of charge-offs.

          The following table shows the allowance for credit losses broken down by loan category as of December 31, 1996. Such information for earlier periods is not available.





                                              At December 31, 1996
                                    -----------------------------------------
                                     Reserve               Percent of Loans
                                    for Each               in Each Category
          Portfolio                 Category                to Total Loans
          ---------                 --------                --------------
                                              (Dollars in thousands)

          Real Estate.............    $2,109                     68.54%
          Installment.............       448                     17.17
          Credit Card.............        49                      1.11
          Commercial..............     2,455                     13.18
          Unallocated.............        --                        --
                                      ------                    ------
                Total.............    $5,061                    100.00%
                                      ======                    ======


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

          The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

                                                        At December 31,
                                                 ------------------------------
                                                  1996          1995      1994
                                                 -------      -------   -------
                                                      (In thousands)

   U.S. Treasury securities ..................   $13,061      $15,071   $17,099
   U.S. Government agencies and
       mortgage-backed securities.............    56,607       30,235    22,162
   Obligations of states and political
       subdivisions...........................    25,726       27,380    20,471
   Other securities and stock.................       748          699       685
                                                 -------      -------   -------
   Total investment securities................   $96,142      $73,385   $60,417
                                                 =======      =======   =======

          The following table sets forth the scheduled maturities, book values and weighted average yields for the Company's investment securities portfolio at December 31, 1996. Weighted average yields for obligations of states and political subdivisions are presented on a tax-equivalent basis.

                                        One Year or Less  One to Five Years  Five to Ten Years More than Ten Years      Total
                                       -----------------  -----------------  ----------------- ------------------- ----------------
                                                Weighted           Weighted          Weighted           Weighted           Weighted
                                        Book    Average    Book    Average   Book    Average   Book     Average     Book   Average
                                        Value    Yield     Value    Yield    Value    Yield    Value     Yield      Value   Yield
                                       ------    -----     -----    -----    -----    -----    -----     -----     -------  -----
                                                                            (Dollars in thousands)

U.S. Treasury securities               $3,999    5.89%   $ 6,342    6.00%   $ 2,720    6.08%  $    --      --%     $13,061   5.99%
U.S. Government agencies and
 mortgage-backed securities                --     --      22,318    6.61     20,885    7.16    13,404    7.16       56,607   6.84
Obligations of states and political
 subdivisions                             231    8.47      2,179    9.09      8,873    8.68    14,443    7.70       25,726   8.16
Other securities and stock                748    7.25         --      --         --      --        --      --          748   7.25
                                       ------    ----    -------    ----    -------    ----   -------    ----      -------   ----
     Total investment securities       $4,978    6.21%   $30,839    6.66%   $32,478    7.48%  $27,847    7.44%     $96,142   7.08%
                                       ======    ====    =======    ====    =======    ====   =======    ====      =======   ====


          At December 31, 1996, the Bank had no investments in securities of a single issuer (other than the U.S. government securities and securities of federal agencies and government-sponsored enterprises) which aggregated more than 10% of stockholders' equity other than its investments in Maryland State, County and Municipal securities which had an aggregate book value of $17.0 million and aggregate market value of $17.5 million at that date and its investments in Pennsylvania State, County and Municipal securities which had a book value of $8.7 million and a market value of $8.8 million at that date. The foregoing totals include securities payable from or secured by different sources of revenue or taxing authorities.


Deposits and Sources of Funds

          The funds needed by the Bank to make loans are generated by deposit accounts solicited from the communities surrounding its main office and five branches in northern Anne Arundel county. Consolidated total deposits were $232,745,975 as of December 31, 1996. In addition, the Bank may borrow up to $26 million under a line of credit from the Federal Home Loan Bank of Atlanta.

          The Bank's deposit products include regular savings accounts (statements), money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA accounts and certificates of deposit accounts. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders and travelers checks, night depositories, automated clearinghouse transactions, wire transfers, automated teller machines, telephone banking, and a customer call center.

          The Bank obtains deposits principally through its network of six offices. The Bank does not solicit brokered deposits. At December 31, 1996, the Bank had approximately $12.1 million in certificates of deposit and other time deposits of $100,000 including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 1996.
                                                           Amount
                                                      --------------
                                                      (In thousands)

               Three months or less                     $     1,614
               Over three through six months                  1,757
               Over six through 12 months                     2,366
               Over 12 months                                 6,423
                                                        -----------
                   Total                                $    12,130
                                                        ===========

Competition

          The Bank faces competition from other community banks and financial institutions and larger intrastate and interstate banks and financial institutions compete vigorously (currently, twelve financial institutions operate within two miles of the Bank's headquarters). Former directors of the Bank, including its former Chief Executive Officer, have established a new bank with a main office in Glen Burnie close to the Bank's headquarters. The Bank anticipates that this new bank will solicit a significant number of its customers.

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

Employees

          At December 31, 1996, the Bank had 151 employees. Neither the Company nor GBB currently has any employees.


                           SUPERVISION AND REGULATION

Regulation of the Company

          General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"). As such, the Company is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and subject to Federal Reserve Board regulation, examination, supervision and reporting requirements. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular inspection by Federal Reserve Board examiners.

          Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

         Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the "Riegle-Neal Act") authorized the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Reigle-Neal Act also prohibits the Federal Reserve Board from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Reigle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Reigle-Neal Act. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Commissioner.

          Additionally, beginning on June 1, 1997, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Reigle-Neal Act by adopting a law after the date of enactment of the Reigle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland did not pass such a law during this period. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

          The BHCA also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the Federal Reserve Board's regulations thereunder. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

         Capital Adequacy. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulation of the Bank -- Capital Adequacy."

          Dividends and Distributions. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

          Bank holding companies are required to give the Federal Reserve Board notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

Regulation of the Bank

          General. As a state-chartered bank with deposits insured by the FDIC but which is not a member of the Federal Reserve System (a "state non-member bank"), the Bank is subject to the supervision of the Commissioner and the FDIC. The Commissioner and FDIC regularly examine the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and not its stockholders. In addition, the Bank is required to furnish quarterly and annual call reports to the Commissioner and FDIC. The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

          The Bank's deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve Board and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

          Capital Adequacy. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

          The regulations of the Federal Reserve Board and the FDIC require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

          The risk-based capital rules of the Federal Reserve Board and the FDIC require bank holding companies and state non-member banks, respectively, to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. Risk-based capital is composed of two elements: Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and credit card relationships. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

          The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to total risk-weighted assets of 8%, with at least 4% as Tier 1 capital. For the purpose of calculating these ratios: (i) Tier 2 capital is limited to no more than 100% of Tier 1 capital; and (ii) the aggregate amount of certain types of Tier 2 capital is limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

          FDIC regulations and guidelines additionally specify that state non-member banks with significant exposure to declines in the economic value of their capital due to changes in interest rates may be required to maintain higher risk-based capital ratios. The federal banking agencies, including the FDIC, have proposed a system for measuring and assessing the exposure of a bank's net economic value to changes in interest rates. The federal banking agencies, including the FDIC, have stated their intention to propose a rule establishing an explicit capital charge for interest rate risk based upon the level of a bank's measured interest rate risk exposure after more experience has been gained with the proposed measurement process. Federal Reserve Board regulations do not specifically take into account interest rate risk in measuring the capital adequacy of bank holding companies.

          The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1996, the Bank was well-capitalized as defined by the FDIC's regulations.

          Branching. Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within the State of Maryland without geographic restriction and may establish branches in other states by any means permitted by the laws of such state or by federal law. The Reigle-Neal Act authorizes the FDIC to approve interstate branching de novo by state banks, only in states which specifically allow for such branching. The Reigle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

          Dividend Limitations. Pursuant to the Maryland Financial Institutions Code, Maryland banks may only pay dividends from undivided profits or, with the prior approval of the Commissioner, their surplus in excess of 100% of required capital stock. The Maryland Financial Institutions Code further restricts the payment of dividends by prohibiting a Maryland bank from declaring a dividend on its shares of common stock until its surplus fund equals the amount of required capital stock or, if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings. In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements. Further, the FDIC also has authority to prohibit the payment of dividends by a state non-member bank when it determines such payment to be an unsafe and unsound banking practice. Under the MOU, the Bank may not pay a dividend without prior notice to the Commissioner and the FDIC if its ratio of Tier 1 capital to assets would be less than 6.0%. In addition, dividends may not exceed 50% of net operating income after taxes for the period declared without the prior written consent of the FDIC and the Commissioner.

          Deposit Insurance. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the Bank Insurance Fund ("BIF"). Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for BIF-insured institutions to maintain the designated reserve ratio of the BIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the BIF.

          Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- "well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well-capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All BIF-insured banks, however are required to pay an assessment to the FDIC in an amount equal to 1.3 basis points times their assessable deposits to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

          Transactions with Affiliates. A state non-member bank or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such bank's capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity which controls, is controlled by or is under common control with the state non-member bank. In a holding company context, the parent holding company of a state nonmember bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state nonmember bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

          Loans to Directors, Executive Officers and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state non-member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholder or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank's unimpaired capital and surplus and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

                                    * * * * *

Item 3.  Legal Proceedings

         McCafferty's Restaurant ("McCafferty's") had commenced an adversary proceeding (McCafferty's, Inc. v. Bank of Glen Burnie Adversary Case, Case No. 96-5137-ESD, U.S. Bankr. Ct., D. Md.) on March 20, 1996 in McCafferty's pending Chapter 11 bankruptcy case (In re McCafferty's, Inc., Case No. 96-5-2444-SD, U.S. Bankr. Ct., D. Md.). The United States District Court for the District of Maryland has assumed jurisdiction (Bank of Glen Burnie v. McCafferty's, Inc., Civil Action No. MJG-96-3656, D-Md, 1996). McCafferty's alleges that the Bank, acting in concert with Brian Davis (McCafferty's former treasurer and chief financial officer who has pled guilty to fraud against the Bank and various other banks), defrauded McCafferty's through alleged forgery of loan documents, improper payment of checks, wrongful diversion of loan proceeds, illegal overbilling and conspiracy to conceal illegal acts. McCafferty's seeks $5,000,000 in compensatory damages, $50,000,000 in punitive damages and declaratory and injunctive relief under numerous counts, including one count pled under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On December 4, 1997, the U.S. District Court dismissed McCafferty's claims under RICO but denied the Bank's motion to dismiss McCafferty's other claims. The Bank denies any wrongdoing and any liability, and intends to continue contesting the litigation vigorously. The Company does not believe that the outcome of this litigation will have a material adverse effect on its business.

          In addition to the foregoing litigation, the Bank is a defendant in three suits filed in the Circuit Court for Baltimore County by creditors of a company controlled by Mr. Davis alleging in each case that the Bank improperly negotiated checks for loan proceeds over forged endorsements. The aggregate damages sought in First National Bank of Maryland v. The Bank of Glen Burnie (Case No. 03-C-96-001925 filed February 28, 1996), Elkridge National Bank v. The Bank of Glen Burnie (Case No.03-C-96-002064 filed March 4, 1996) and Commercial and Farmers Bank v. The Bank of Glen Burnie (Case No. 03-C-96-002941 filed March 25, 1996) total approximately $2,000,000. In Elkridge National Bank, a judgment in the amount of $284,000 has been rendered in favor of plaintiffs which the Bank has appealed. The Bank denies liability in each of these suits. In addition, the Bank has filed a counter-claim in the First National Bank of Maryland suit seeking damages in excess of the amounts sought by the plaintiff. Accordingly, the Bank does not believe that the outcome of these suits will have a material adverse effect on the Bank.

          The Bank is also a defendant in Beal GMC v. The Bank of Glen Burnie (Case No. C96-32383OC filed October 2, 1996 in Anne Arundel County Circuit Court) in which it is alleged that employees of the Bank falsely represented to a third party that checks drawn on Mr. Davis's account and payable to plaintiff had cleared the Bank. Plaintiff seeks compensatory damages of $500,000 and punitive damages of $5.0 million. The Bank does not believe that this claim has merit and is vigorously defending this action.

          The Bank is involved in various other legal actions relating to its business activities. These actions involve claims for money damages which do not exceed 10% of the Company's consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues. The Company does not believe that any ultimate liability or risk of loss with respect to these actions will materially affect its consolidated financial position.

                                    * * * * *

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

          The Company's stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "GLBZ." There is not currently an active trading market for the Common Stock. The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 1995 and 1996, based on trades reported on the OTC Bulletin Board or by Legg Mason Wood Walker, Inc., the principal market maker for the Company's stock. Prices have been adjusted to give retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 3, 1996.

                                      1996                 1995
                                ---------------     ------------------
       Quarter Ended            High      Low         High       Low
       -------------            ----      ---         ----       ---

       March 31,              $37.500   $34.000     $32.917    $28.750
       June 30,                36.250    33.000      32.917     31.042
       September 30,           33.500    33.000      32.917     32.083
       December 31,            34.000    25.000      34.375     28.854


          As of June 30, 1997, the latest date for which the Company was able to obtain information on a reported sale of the Common Stock, the last reported sales price for the Common Stock on the OTC Bulletin Board was $25.00 per share.

          As of June 30, 1997, the number of record holders of the Common Stock was 481.

          Since its inception, the Company has paid quarterly cash dividends on its Common Stock. Per share cash dividends declared for each full quarter during last two fiscal years and the current year to date, giving retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 3, 1996, were as follows:

         Quarter Ended                     1996          1995
         ---------------                   ----          ----

         March 31,                        $0.300        $0.208
         June 30,                          0.300         0.250
         September 30,                     0.300         0.250
         December 31,                      0.050         0.250


          The Company intends to pay dividends equal to forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by Federal and state regulations which impose general restrictions on a bank's and bank holding company's right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See "Item 1. Business -- Supervision and Regulation -- Regulation of the Company -- Dividends and Distributions" and "Item 1. Business -- Supervision and Regulation -- Regulation of the Bank -- Dividend Limitations." The Bank's payment of dividends is further restricted by the M.O.U. which requires prior approval of the FDIC and the Commissioner for the payment of dividends by the Bank in excess of 50% of its net operating income or if the Bank's Tier 1 capital ratio would be reduced below 6.0%. See "Item 1. Business -- Memoranda of Understanding."

Item 6.  Selected Financial Data

         The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to stock splits and stock dividends accounted for as stock splits.







                                                                                  At December 31,
                                                    ---------------------------------------------------------------------
                                                      1996            1995           1994          1993            1992
                                                     -------        --------       --------       -------        --------
                                                                  (In thousands, except per share data)

Operations Data:
Net Interest Income...............................   $ 10,884       $ 11,339       $ 11,868       $ 10,736       $  8,788
Provision for Credit Losses.......................      6,596          7,925          1,120          1,080          1,000
Other Income......................................      2,230          1,904          1,515          1,408          1,360
Other Expense.....................................      9,019          8,740          7,139          6,716          5,954
Net Income (Loss).................................     (1,020)        (1,727)         3,517          3,047          2,284

Share Data:
Net Income (Loss) Per Share.......................   $  (1.16)      $  (2.01)      $   4.22       $   3.69       $   2.79
Cash Dividends Declared Per Common Share..........       0.95           0.96           0.80           0.75           0.72
Weighted Average Common Shares Outstanding........    881,211        861,116        833,849        826,244        817,324

Financial Condition Data:
Total Assets......................................   $254,325       $246,165       $232,935       $223,422       $203,573
Loans Receivable, net.............................    124,672        150,472        153,814        141,866        128,199
Total Deposits....................................    232,746        221,121        208,566        202,911        186,358
Total Stockholders' Equity........................     18,507         20,537         21,677         18,617         15,716

Performance Ratios:
Return on Average Assets..........................      (0.41)%        (0.73)%         1.53%          1.40%          1.23%
Return on Average Equity..........................      (5.29)         (7.42)         17.24          17.70          15.23
Net Interest Margin(1)............................       5.04           5.42           5.88           5.67           5.46
Dividend Payout Ratio.............................        *              *            19.24          20.38          25.89

Capital Ratios:
Average Equity to Average Assets..................       7.82%          9.89%          8.86%          7.92%          8.05%
Leverage Ratio(2).................................       7.00           8.20           9.40           8.60           8.40
Total Risk-Based Capital Ratio(2).................      12.50          13.62          15.35          14.30          13.30

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans........       3.90%          2.40%          1.77%          1.77%          1.35%
Non-performing Loans to Total Loans...............       3.72           4.17           2.32           2.23           2.11
Allowance for Credit Losses to Non-performing
  Loans...........................................     109.24          58.89          77.34          80.79          64.78
Net Loan Charge-offs to Average Loans.............       3.56           4.48           0.60           0.20           0.19

--------------------
*    Not meaningful
(1)  Presented on a tax-equivalent basis.
(2)  Bank only.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Overview

          The Company recorded net losses of $1,020,177 and $1,726,748 for the years ended December 31, 1996 and 1995. The Company's recent results of operations have been significantly affected by charge-offs related to loans outstanding to Mr. Brian Davis and affiliated entities. During the 1995 fiscal year, the Bank's aggregate outstanding loans to these entities totaled as much as $6.0 million and these entities represented the Bank's largest single group of borrowers. Included in total outstandings were loans made to various borrowers who allegedly funneled the proceeds to Mr. Davis. Mr. Davis has since pled guilty to defrauding the Bank and other financial institutions and the Bank's former Chief Lending Officer has pled guilty to accepting bribes from Mr. Davis in connection with these loans. See "Item 1. Business -- Recent Loan Losses Involving Significant Borrowers." The Board of Directors of the Bank has entered into Memoranda of Understanding with the FDIC and the Maryland Commissioner of Banking to address certain factors relating to its recent losses. See "Item 1. Business -- Memoranda of Understanding."

          The Bank continues to be involved in litigation related to Mr. Davis' activities including suits by entities affiliated with Mr. Davis. See "Item 1. Business -- Legal Proceedings." Although the Company does not believe that outcome of this litigation will have a material adverse effect on the Bank, these lawsuits have required the Company to incur considerable legal and professional fees which have significantly increased the Company's other expense. Adverse publicity related to these lawsuits is also believed to have also hurt the Bank's competitive position in its market place.

          In 1995, the Company also underwent a change in management as a slate of nominees proposed by F. William Kuethe, Jr. and John E. Demyan, members of two of the Bank's founding families, defeated management's nominees in a proxy contest at the 1995 annual meeting of stockholders. Expenses related to this contest resulted in a $687,841 restructuring charge during 1995. The Bank's current management has been focused on addressing the Bank's asset quality and other operating problems and resolving the litigation in which the Bank is involved while maintaining the Bank as the locally owned and oriented community bank which it has historically been.

Forward-Looking Statements

          When used in this discussion and elsewhere in the Prospectus, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

          The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Comparison of Results of Operations For the Years Ended December 31, 1996, 1995 and 1994


          General. For fiscal year 1996, the Company had a consolidated net loss of $1,020,177 ($1.16 per share) compared to a 1995 consolidated net loss of $1,726,748 ($2.01 per share) and a 1994 consolidated net income of $3,516,593 ($4.22 per share). The losses during 1996 and 1995 were primarily due to a significant increase in the provision for credit losses to $6,596,000 for 1996 and $7,925,000 for 1995 compared to $1,120,000 for 1994. The increase resulted from provisions being made to charge-off delinquent and non-performing loans. The collectibility of certain loans, significant in aggregate amount, became doubtful during 1996 and the Bank charged-off a significant amount of such loans. Charge-offs in 1996 amounted to $5,468,293 following the $7,060,650 charged off in 1995.

          Net Interest Income. The primary component of the Company's net income is its net interest income which is the difference between income earned on assets and interest expense paid on deposits and borrowings used to fund them. Net interest income is determined by the spread between the yields earned on the Company's interest-earning assets and the rates paid on interest-bearing liabilities as well as the relative amounts of such assets and liabilities. Net interest income, divided by average interest-earning assets, represents the Company's net interest margin.

          Consolidated net interest income prior to provision for credit losses decreased by $454,884 (4.0%) from $11,339,137 in 1995 to $10,884,253 in 1996.
Net interest income had decreased by $528,822 (4.5%) in 1995 from $11,867,959 in 1994. The 1996 decrease was primarily due to an increase in interest expense on deposits and a decrease in total interest revenues from lending activities for such period. The 1995 decrease is primarily due to an increase in interest expense on deposits which exceeded a slight increase in total interest revenues from lending activities for such period. The movement of deposits from lower yielding savings and money market accounts to higher yielding certificates of deposit resulted in an increase in the Bank's cost of deposits during 1996 and 1995. In addition, loans on which accrual of interest has been discontinued amounted to $4,545,581 at December 31, 1996. Interest that would have accrued under the terms of these loans was $457,035. Interest income on loans fell $1,394,512 (9.6%) from $14,475,876 at the end of 1995 to $13,081,364 at the end
of 1996, after increasing $390,234 (2.8%) during 1995 from $14,085,642 at the end of 1994. In addition to increased loan charge offs, the Bank made fewer loans during 1996 than 1995.

          During 1996 and 1995, the Bank shifted investments from U.S. Treasury securities to U.S. government agency and state and municipal securities because they have offered higher yields. Interest from Federal funds sold almost doubled during 1996, increasing from $138,678 in 1995 to $261,423 in 1996 as Federal funds sold increased significantly. Significant gains in investment securities ($506,695) occurred in 1995 as a result of a restructuring of the Bank's investment securities portfolio. The gains were much smaller in 1996 after the restructuring was complete.

          The following table allocates changes in income and expense attributable to the Bank's interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

                                                                                           Year Ended December 31,
                                                               --------------------------------------------------------------------
                                                                1996      vs.      1995                 1995      vs.      1994
                                                               --------------------------------     -------------------------------
                                                                                Change Due to                      Change Due to
                                                               Increase/     ------------------     Increase/    -----------------
                                                               Decrease      Rate        Volume     Decrease     Rate       Volume
                                                               --------      ----        ------     --------     ----       ------
                                                                                         (In thousands)
Assets
Interest-earning assets:
   Federal funds sold ......................................    $   122     $   (37)    $   159     $    38     $    52     $   (14)
                                                                -------     -------     -------     -------     -------     -------
   Interest-bearing deposits ...............................        (31)        (17)        (14)         62           0          62
                                                                -------     -------     -------     -------     -------     -------
   Investment securities:
      U.S. Treasury securities and obligations
        of U.S. government agencies ........................      1,082         234         848          99         (20)        119
      Obligations of states and
        political subdivisions(1) ..........................        472         (74)        546          52         (57)        109
      All other investment securities ......................          2          (1)          3          23           6          17
                                                                -------     -------     -------     -------     -------     -------
         Total investment securities .......................      1,556         159       1,397         174         (71)        245
                                                                -------     -------     -------     -------     -------     -------
   Loans, net of unearned income
      Demand, time and lease ...............................       (613)        (56)       (557)         88         145         (57)
      Mortgage and construction ............................       (269)       (604)        335         301         (41)        342
      Installment and credit card ..........................       (517)         31        (548)          4        (122)        126
                                                                -------     -------     -------     -------     -------     -------
         Total gross loans(2) ..............................     (1,399)       (629)       (770)        393         (18)        411
                                                                -------     -------     -------     -------     -------     -------
      Allowance for credit losses
         Total net loans ...................................     (1,399)       (629)       (770)        393         (18)        411
                                                                -------     -------     -------     -------     -------     -------
Total interest-earning assets ..............................    $   248     $  (524)    $   772     $   667     $   (37)    $   704
                                                                =======     =======     =======     =======     =======     =======

Liabilities
Interest-bearing deposits:
   Savings and NOW .........................................    $  (112)    $  (191)    $    79     $  (302)    $   (12)    $  (290)
   Money market ............................................       (111)        (42)        (69)       (147)         43        (190)
   Other time deposits .....................................        762           7         755       1,613         902         711
                                                                -------     -------     -------     -------     -------     -------
      Total interest-bearing deposits ......................        539        (226)        765       1,164         933         231
Non-interest-bearing deposits ..............................         --          --          --          --          --          --
                                                                -------     -------     -------     -------     -------     -------
Borrowed funds .............................................        (39)         (9)        (30)         21          22          (1)
                                                                -------     -------     -------     -------     -------     -------
Total interest-bearing liabilities .........................    $   500     $  (235)    $   735     $ 1,185     $   955     $   230
                                                                =======     =======     =======     =======     =======     =======

--------------------
(1)  Tax equivalent basis.
(2)  Non-accrual loans included in average balances.

          The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.




                                                                          Year Ended December 31,
                                        -------------------------------------------------------------------------------------------
                                                       1996                              1995                       1994
                                        -------------------------------- ------------------------------  --------------------------
                                                                Average                         Average                     Average
                                         Average                Yield/   Average                Yield/   Average             Yield/
                                         Balance     Interest    Cost    Balance    Interest     Cost    Balance    Interest  Cost
                                         -------     --------   ------   -------    --------    ------   -------    -------- ------
                                                                        (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold................... $  5,185    $   261     5.03%   $  2,416    $   139    5.75%   $  2,799    $   101    3.61%
                                         --------    -------     ----    --------    -------    ----    --------    -------    ----
   Interest-bearing deposits............    1,267         54     4.26       1,526         85    5.57         415    $    23    5.54
                                         --------    -------     ----    --------    -------    ----    --------    -------    ----
   Investment securities:
      U.S. Treasury securities and
        obligations of U.S. government
        agencies .......................   53,454      3,669     6.86      40,263      2,587    6.43      38,430      2,488    6.47
      Obligations of States and
        political subdivisions(1).......   27,875      2,307     8.28      21,479      1,835    8.54      20,240      1,783    8.81
      All other investment securities...      737         54     7.33         696         52    7.47         443         29    6.55
                                         --------    -------     ----    --------    -------    ----    --------    -------    ----
         Total investment securities....   82,066      6,030     7.35      62,438      4,474    7.12      59,113      4,300    7.28
                                         --------    -------     ----    --------    -------    ----    --------    -------    ----
   Loans, net of unearned income
   Demand, time and lease...............   22,343      1,944     8.70      28,559      2,557    8.95      29,232      2,469    8.45
   Mortgage and construction............   97,777      8,886     9.07      94,322      9,135    9.68      90,804      8,834    9.73
   Installment and credit card..........   26,802      2,278     8.50      33,338      2,795    8.38      31,897      2,791    8.75
                                         --------    -------     ----    --------    -------    ----    --------    -------    ----
         Total gross loans(2)...........  146,922     13,088     8.91     156,219     14,487    9.27     151,933     14,094    9.45
         Allowance for credit losses....    3,835                           2,766                          2,762
                                         --------                        --------                       --------
        Total net loans.................  143,087     13,088     9.15     153,453     14,487    9.44     149,171     14,094    9.45
                                         --------    -------     ----    --------    -------    ----    --------    -------    ----
        Total interest-earning assets...  231,605     19,433     8.39     219,833     19,185    8.73     211,498     18,518    8.76
                                                     -------     ----                -------    ----                -------    ----
Cash and due from banks.................    7,936                           7,152                          9,769
Other assets............................    7,318                           8,471                          8,817
                                         --------                        --------                       --------
         Total assets................... $246,859                        $235,456                       $230,084
                                         ========                        ========                       ========
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
  Savings and NOW....................... $ 71,455    $ 2,075     2.90%   $ 68,957    $ 2,187    3.17%   $ 78,067    $ 2,489    3.19%
  Money market..........................   26,911        818     3.04      29,081        929    3.19      35,301      1,076    3.05
  Other time deposits...................   83,486      4,819     5.77      70,382      4,057    5.76      54,524      2,444    4.48
                                         --------    -------     ----    --------    -------    ----    --------    -------
    Total interest-bearing deposits.....  181,852      7,712     4.24     168,420      7,173    4.26     167,892      6,009    3.58
Borrowed funds..........................    1,029         50     4.86       1,549         89    5.75       1,573         68    4.32
                                         --------    -------     ----    --------    -------    ----    --------    -------
    Total interest-bearing liabilities..  182,881      7,762     4.24     169,969      7,262    4.27     169,465      6,077    3.59
                                                     -------                         -------                        -------
Non-interest-bearing deposits...........   44,570                          41,500                         39,585
Other liabilities.......................      110                             699                            639
Stockholders' equity....................   19,298                          23,288                         20,395
                                         --------                        --------                       --------
Total liabilities and equity............                                 $235,456                       $230,084
                                                                         ========                       ========
Net interest income.....................             $11,671                         $11,923                        $12,441
                                                     =======                         =======                        =======
Net interest spread.....................                         4.15%                          4.46%                          5.17%
                                                                 ====                           ====                           ====
Net interest margin.....................                         5.04%                          5.42%                          5.88%
                                                                 ====                           ====                           ====

--------------------
(1) Tax equivalent basis. The incremental tax rate applied was 37.04% for 1996 and 38.62% for 1995 and 1994.
(2)  Non-accrual loans included in average balance.

          Provision for Credit Losses. During fiscal year 1996, the Company provided $6,596,000 for credit losses compared to $7,925,000 in such provisions during 1995 and $1,120,000 in provisions during 1994. The higher provisions during fiscal years 1996 and 1995 reflect the amount determined by the Company to be necessary to maintain the allowance for credit losses to an adequate level after significant increases in loan charge-offs during these years. See "Item 1. Business -- Recent Loan Loss Experience Involving Significant Borrowers."


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

          Other Expenses. Salary and employee benefit expenses increased $497,732 (12.0%) during the year ended December 31, 1996 rising from $4,137,232 in 1995 to $4,634,964 in 1996. They rose only $149,014 (3.7%) during 1995 from
$3,988,218 in 1994. During 1996 the Bank staff was increased in the credit analysis and loan collection areas to deal with the Bank's troubled loans. Increased other expenses of the Company and its subsidiaries in 1996 primarily resulted from increased legal fees and other continuing costs of litigation. See "Item 1. Business -- Legal Proceedings." The Bank has obtained insurance reimbursement for approximately $560,000 of its 1995 restructuring and litigation charges which is included in other income.

          Income Taxes. For the years ended December 31, 1996 and 1995, the Company recognized $1,480,192 and $1,694,444 in tax benefits compared to an income tax expense of $1,606,761 during the 1994 fiscal year. Due primarily to its holdings of tax-exempt state, county and municipal securities, the Company recorded tax losses during the two prior fiscal years. These net operating losses have been applied to prior years' earnings resulting in tax benefits in each of the periods. The Company has recently reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S. Government agency securities the income on which is not exempt from federal taxation. Accordingly, the Company anticipates an increase in taxable income which may reduce the availability of future tax benefits.

Comparison of Financial Condition at December 31, 1996 and 1995

          The Company's total assets increased to $254,324,701 at December 31, 1996 from $246,164,736 at December 31, 1995 and from $232,934,732 at December
31, 1994. Although the loan portfolio had declined to $124,672,414 at December 31, 1996 from $150,471,768 at December 31, 1995 and $153,814,422 at December 31,
1994, total assets grew due to an expansion of the investment securities portfolio.

          The declines in the loan portfolio during fiscal years 1996 and 1995 were principally due to a decrease in construction and land development loans which had substantially increased during the preceding year but declined during the most recent fiscal years due to decreased origination activity and loan charge-offs. Commercial mortgage loans increased during 1995 and again slightly in 1996. Residential mortgages increased in 1995 but fell in 1996, as did demand and time loans. The decline in demand and time loans reflects decreased lending activity and increased charge-offs. Lease financing and installment loans decreased in both 1995 and 1996. The Bank has decided to decrease its equipment and automobile lease based lending because of the difficulties in monitoring the financial condition of the clients of lease company borrowers.

          During fiscal year 1996, the total investment securities portfolio grew by $21,975,153, or 29.46%, after growing by $14,197,134, or 23.50% during fiscal year 1995 to $74,598,847. The increases in the investment securities portfolio during fiscal years 1996 and 1995 reflects increases in deposits coupled with a decline in new lending activity and increased loan amortization primarily in the shorter term construction and land development, lease financing and installment portfolios. The Bank has allowed some run-off in the investment securities portfolio as deposits have declined during the current fiscal year.

          Total deposits increased from $221,120,763 at the end of 1995 to $232,745,975 at the end of 1996, an increase of $11,625,212 (5.3%). Total deposits increased by $12,555,110 (6.0%) during 1995 from $208,565,653 at the end of 1994. While deposits increased during the past two fiscal years, the Bank believes that a general downward trend in interest rates paid on deposit accounts has resulted in a trend away from lower yielding deposit products toward higher yielding long term deposits. NOW accounts totaled $22,792,376 at year end 1996, an increase of $502,527 (2.3%) from the 1995 year end total of $22,289,849, which was a $17,141 (0.1%) increase over the 1994 year end total of $22,272,708. Money market accounts declined $1,391,386 (5.0%) during 1996 falling from $27,602,041 at the end of 1995 to $26,210,655 at the end of 1996. They had declined $5,278,782 (16.1%) during 1995 from $32,880,823 at the end of 1994. Over the same period, savings deposits, after decreasing from $52,830,352 in 1994 to $46,752,665 in 1995, a decrease of $6,077,687 (11.5%), increased by
$1,440,302 (3.1%) to end 1996 at $48,192,967. Meanwhile, certificates of deposit over $100,000 decreased from $9,844,841 at the end of 1995 to $8,620,096 at the end of 1996, a decline of $1,224,745 (12.4%). The foregoing does not include IRA accounts in excess of $100,000. During 1995 these balances had increased by $2,040,197 (26.1%) from the 1994 year end balance of $7,804,644. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) increased by $8,032,607 (11.6%) in 1996 and by $17,788,337 (34.4%) in 1995, rising from $51,696,007 at the end of 1994 to year end totals of $69,484,344 for 1995 and $77,516,951 for 1996.

          Operating losses during 1995 and 1996 significantly affected retained earnings which fell $4,007,822 (43.8%) during 1995 from $9,154,546 at year end 1994 to $5,146,724 at year end 1995, and another $1,856,647 (36.1%) during 1996 to end 1996 at $3,290,077. Surplus steadily increased, however, rising $466,191 (8.6%) during 1995 from $5,450,852 at the end of 1994 to $5,917,043 at the end of 1995, and $275,857 (4.7%) during 1995 to end 1996 at $6,192,900. The increase in the surplus account was primarily a result of the reinvestment of dividends pursuant to the Dividend Reinvestment Plan.

Asset/Liability Management

          Net interest income, the primary component of the Company's net income, arises from the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative amounts of such assets and liabilities. The Company manages its assets and liabilities by coordinating the levels of and gap between interest-rate sensitive assets and liabilities to minimize changes in net interest income and in the economic value of its equity despite changes in market interest rates. The Bank's Asset/Liability and Risk Management Committee meets on a monthly basis to monitor compliance with the Board's objectives. Among other tools used by the Asset/Liability and Risk Management Committee to monitor interest rate risk is a "gap" report which measures the dollar difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing within a given time period. Generally, during a period of rising interest rates, a negative gap position would adversely affect net interest income, while a positive gap would result in an increase in net interest income, while, conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.

          During recent periods, the Company has maintained a negative gap position that has benefitted earnings as interest rates have fallen. In order to reduce its negative gap position, the Company has recently begun investing in mortgage-backed and other securities which have rates that adjust to market rates. The Company also maintains a significant portfolio of available-for-sale securities that can be quickly converted to more liquid assets if needed.

          The following table sets forth the Bank's interest-rate sensitivity at December 31, 1996.




                                                                     Over             Over 1
                                                                   3 through          through           Over
                                                 0-3 Months        12 Months          5 Years          5 Years             Total
                                               -------------     -------------     -------------     -------------     -------------
Assets:
   Cash and due from banks .................   $          --     $          --     $          --     $          --     $  10,665,679
   Federal funds and overnight deposits ....      12,011,981                --                --                --        12,011,981
   Securities ..............................       2,481,893         3,286,000        28,912,000        61,894,000        96,573,893
   Loans ...................................      27,021,000        12,082,000        35,318,000        50,251,414       124,672,414
   Fixed assets ............................              --                --                --                --         4,145,464
   Other assets ............................              --                --                --                --         3,482,390
                                               -------------     -------------     -------------     -------------     -------------
      Total assets .........................   $  41,514,874     $  15,368,000     $  64,230,000     $ 112,145,414     $ 251,560,821
                                               =============     =============     =============     =============     =============

Liabilities:
   Demand deposit accounts .................   $          --     $          --     $          --     $          --     $  49,375,582
   NOW and money market deposit accounts ...      49,003,029                --                --                --        49,003,029
   Savings and IRA Accounts ................      51,139,000         5,421,000        15,329,000          (474,038)       71,414,962
   Certificates of deposit .................      14,233,000        30,278,000        17,191,000           940,917        62,642,917
   Other liabilities .......................              --                --                --                --         1,015,224
      Stockholders' equity .................              --                --                --                --        18,109,107
                                               -------------     -------------     -------------     -------------     -------------
      Total liabilities and capital ........   $ 114,375,029     $  35,699,000     $  32,520,000     $     466,879     $ 251,560,821
                                               =============     =============     =============     =============     =============

GAP ........................................   $ (72,860,155)    $ (20,331,000)    $  31,710,000     $ 111,678,535
Cumulative GAP .............................     (72,860,155)      (93,191,155)      (61,481,155)       50,197,380
Cumulative GAP as a % of total assets ......          (28.96)%          (37.05)%          (24.44)%           19.95%


          The foregoing analysis assumes that the Bank's assets and liabilities move with rates at their earliest repricing opportunities based on final maturity. Mortgage-backed securities are assumed to mature during the period in which they are estimated to prepay and it is assumed that loans and other securities are not called prior to maturity. Certificates of deposit and IRA accounts are presumed to reprice at maturity. NOW savings accounts are assumed to reprice within three months although it is the Company's experience that such accounts may be less sensitive to changes in market rates.

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

          The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

          Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and Federal funds sold) as of December 31, 1996 were $22,677,661, an increase of $13,227,640 (140.0%) from the December
31, 1995 total of $9,450,021. Most of this increase was in Federal funds sold which were at a $-0- balance at the end of 1995 and totaled $10,175,000 at the end of 1996. The large balance in Federal funds sold at the end of 1996 was a result of recent increases in non-personal money market demand accounts and business checking accounts immediately before year end combined with a higher average balance maintained during the year. The 1995 year end total was a slight $156,295 (1.6%) decrease from the $9,606,316 1994 year end total. Short-term borrowings decreased as cash and cash equivalents rose. Short-term borrowings fell $468,846 (21.0%) during 1995 from $2,226,568 at the end of 1994 to
$1,757,722 at the end of 1995 and by another $1,209,785 (68.8%) during 1995 to end 1996 at $547,937.

          The Bank may draw on a $26,000,000 line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of December 31, 1996, however, no amounts were outstanding under this line. In addition the Bank has a secured line of credit in the amount of $2.0 million from another commercial bank.

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

Item 8.  Financial Statements and Supplementary Data



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

                                            /s/      ROWLES & COMPANY, LLP


Baltimore, Maryland
March 8, 1996

                      Glen Burnie Bancorp and Subsidiaries

                           Consolidated Balance Sheets


---------------------------------------------------------------------------------------------------------------------------

December 31,                                                                       1996             1995             1994
---------------------------------------------------------------------------------------------------------------------------

                                                      Assets

Cash and due from banks ...................................................   $  10,665,680   $   7,992,328   $   6,768,528
Interest bearing deposits in other financial institutions .................       1,836,981       1,457,693       1,037,788
Federal funds sold ........................................................      10,175,000            --         1,800,000
Investment securities available for sale, at fair value ...................      54,906,836      68,597,172       3,273,076

Investment securities held to maturity (fair value
   1996 $41,998,402; 1995 $6,092,901; 1994 $55,751,053) ...................      41,667,057       6,001,675      57,128,637

Ground rents, at cost .....................................................         267,974         269,825         269,825
Loans, less allowance for credit losses
   1996 $5,060,592; 1995 $3,698,271; 1994 $2,763,874 ......................     124,672,414     150,471,768     153,814,422
Premises and equipment, at cost, less
    accumulated depreciation ..............................................       4,154,465       4,248,830       4,661,344
Accrued interest receivable ...............................................       1,937,928       2,154,599       2,236,803
Prepaid income taxes ......................................................       1,055,974       3,164,915         277,636
Deferred income taxes .....................................................       1,380,966         263,860         778,818
Other real estate owned ...................................................         602,285         432,926         417,993
Other assets ..............................................................       1,001,141       1,109,145         469,862
                                                                              -------------   -------------   -------------

         Total assets .....................................................   $ 254,324,701   $ 246,164,736   $ 232,934,732
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
    1995 872,838 shares; 1994 708,083 shares ..............................       8,838,588       8,728,383       7,080,834

  Surplus .................................................................       6,192,900       5,917,043       5,450,852
  Retained earnings .......................................................       3,290,077       5,146,724       9,154,546
  Net unrealized appreciation (depreciation) on securities
     available for sale, net of income taxes ..............................         264,805         745,236          (9,199)
                                                                              -------------   -------------   -------------
         Total stockholders' equity .......................................      18,586,370      20,537,386      21,677,033
                                                                              -------------   -------------   -------------

         Total liabilities and stockholders' equity .......................   $ 254,324,701   $ 246,164,736   $ 232,934,732
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

                      Glen Burnie Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Continued)

---------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                              1996            1995              1994
---------------------------------------------------------------------------------------------------------------

Supplementary Cash Flow Information:

   Interest paid                                                 $ 7,776,379        $7,218,676       $6,071,832
   Income taxes paid (refunded)                                  $(1,718,184)        1,152,564        1,691,297





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

         Loans and Allowance for Credit Losses:

         On January 1, 1995, the Bank adopted Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." Statement No. 114, as amended, requires that the measurement of a loan's impairment be based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral. The effect of adopting Statement No. 114 was not material.

         Loans are carried at the amount of unpaid principal, adjusted for deferred loan fees and origination costs. Interest on loans is accrued based on the principal amounts outstanding. It is the Bank's policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on a nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 1.  Summary of Significant Accounting Policies (continued)

         The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrower's ability to pay.

         While management believes it has established the allowance for credit losses in accordance with generally accepted principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank's regulators or its economic environment will not require further increases in the allowance.


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

         Cash and Cash Equivalents:


         The Bank has included cash and due from banks, interest bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows. The Federal Reserve Board requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $2,200,000 during the year ended December 31, 1996.


         Net Income Per Share:


         Net income per share of common stock has been computed on the weighted-average shares of common stock outstanding, giving retroactive effect to stock dividends declared. Shares issued under stock option plans are excluded from the computation, since the effect of those shares is immaterial.


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
                                                        ===========      ========      ==========    ===========


         In 1995, the FASB granted a one-time opportunity to reclassify securities. The Bank reclassified securities with amortized cost approximating $41.2 million and net unrealized gains approximating $1.2 million from held to maturity to available for sale.


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
                                                        ==========     ==========       ===========      ===========



         Proceeds from sales of investment securities prior to maturity were $10,103,956, $20,109,830, and $2,530,156 for the years ended December
         31, 1996, 1995 and 1994, respectively. Gains of $154,119 and losses of $9,554 were realized on those sales for 1996. Gains of $563,764 and losses of $72,482 were realized on those sales for 1995. Gains of $62,385 and losses of $18,738 were realized on those sales for 1994. Income tax expense relating to net gains on sales of investment securities was $55,831, $189,733, and $16,856 for the years ended December 31, 1996, 1995, and 1994, respectively.


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

          Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. At December 31, 1996, 1995, and 1994, the amounts of such loans outstanding were $2,587,122, $2,878,742, and $685,613, respectively. During 1996 loan additions and repayments were $10,000 and $301,620, respectively.


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
                                         ===========   ===========   ===========

                      Glen Burnie Bancorp and Subsidiaries


                   Notes to Consolidated Financial Statements
                                   (Continued)

  Note 3. Loans (continued)

         Loan commitments and lines of credit are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.


         The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 1996 and 1995, $139,382 and $108,000, respectively, has been provided as an allowance for credit losses related to these financial instruments with off-balance sheet risk, which is reflected as a reduction of loans.


  Note 4. Premises and Equipment

         A summary of premises and equipment is as follows:


                                               Useful
                                                lives             1996         1995            1994
                                                -----         ----------    ----------     -----------
         Land                                                 $   509,803    $   509,803    $   896,170
         Buildings                             5-50 years       3,713,427      3,494,122      3,467,732
         Equipment and fixtures                5-30 years       3,640,241      3,430,771      3,037,146
         Construction in progress                                  46,505         29,019         65,024
                                                              -----------     ----------    -----------
                                                                7,909,976      7,463,715      7,466,072
         Accumulated depreciation                              (3,755,511)    (3,214,885)    (2,804,728)
                                                              -----------     ----------     ----------

                                                              $ 4,154,465    $ 4,248,830    $ 4,661,344
                                                              ===========    ===========    ===========


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

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 13. Stockholders' Equity


         At December 31, 1996, the Company had two types of stock-based compensation plans, which are described below. The bank applies Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for these plans. No compensation cost has been recognized in the accompanying Consolidated Financial Statements for those plans. If compensation cost for the Company's two types of stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the methods outlined in SFAS No. 123, "Accounting for Stock-Based Compensation," there would be no change to 1996 net income, as no options were granted during 1996.

         Employees who have completed one year of service are eligible to participate in the employee stock option purchase plan. The plan allows employees to buy stock at 85 percent of the fair market value on the date the option is granted. The director stock purchase plan allows directors to buy stock at the fair market value on the date the option is granted. Activity under these plans is as follows:

                                    Employees                 Directors
                                -----------------         ------------------
                                Shares     Prices         Shares      Prices
                                ------     ------         ------      ------

          January 1, 1994        2,245     $24.17           --        $  --
          Granted                7,625      24.08          2,850       28.33
          Exercised             (3,426)                   (2,100)
                                ------                    ------

          December 31, 1994      6,444      24.08            750       28.33
          Granted                6,479      26.92          3,300       31.67
          Expired               (1,782)                     (150)
          Exercised             (6,586)                   (3,600)
                                ------                    ------

          December 31, 1995      4,555      26.92            300       31.67
          Expired               (4,355)                     --
          Exercised               (200)                     (300)
                                ------                    ------

          December 31, 1996        --                       --
                                ======                    ======

         Shares reserved for issuance under the plans:

          December 31, 1994      8,566                    21,300
          December 31, 1995     31,980                    17,700
          December 31, 1996     31,780                    17,700


         The number of shares and prices per share for 1995 and 1994 have been retroactively adjusted for the stock dividend declared December 14, 1995.

         Purchase options granted on July 1, 1994 and 1995 expired on October 1, 1995 and 1996, respectively.

         The Company's dividend reinvestment and stock purchase plan allows participating stockholders to invest their cash dividends in stock at 95 percent of the fair market value on the dividend payment date. During 1996 and 1995, 10,820 and 10,795 shares of common stock, respectively, were purchased under the plan. At December 31, 1996, there were 94,370 shares of common stock reserved for issuance under the plan.

         In October 1996, Glen Burnie Bancorp suspended participation in the dividend reinvestment and stock purchase plans until the Company completes additional filings with the Securities and Exchange Commission.

         The Board of Directors may suspend or discontinue any of the plans at its discretion.

         In 1994, an institutional holder of Glen Burnie Bancorp stock desired to dispose of a large block of shares it held in trust. The Company purchased and retired the 10,558 shares from this block that were not promptly sold in the open market.


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

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)


  Note 14. Regulatory Capital Requirements (Continued)

         A comparison of the Bank's capital as of December 31, 1996, 1995, and 1994 with its minimum requirements is approximately as follows:


                                                                 For Capital
                                              Actual          Adequacy Purposes
                                        ------------------    ------------------
                                        Amount       Ratio      Amount     Ratio
                                        ------       -----      ------     -----

As of December 31, 1996
     Total Capital                   $18,109,000     12.5%   $11,590,000    8.0%
       (to Risk-Weighted Assets)


     Tier I Capital                   17,367,000     12.0%     5,789,000    4.0%
       (to Risk-Weighted Assets)


     Tier I Capital                   17,367,000      7.0%    14,886,000    6.0%
       (to Average Assets)


As of December 31, 1995
     Total Capital                    21,168,000     13.6%    12,437,000    8.0%
       (to Risk-Weighted Assets)


     Tier I Capital                   19,203,000     12.4%     6,218,000    4.0%
       (to Risk-Weighted Assets)


     Tier I Capital                   19,203,000      8.2%     9,367,000    4.0%
       (to Average Assets)


As of December 31, 1994
     Total Capital
       (to Risk-Weighted Assets)      23,677,000     15.3%    12,341,000    8.0%


     Tier I Capital
       (to Risk-Weighted Assets)      21,728,000     14.1%     6,171,000    4.0%


     Tier I Capital
       (to Average Assets             21,728,000      9.4%     9,246,000    4.0%

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

                      Glen Burnie Bancorp and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Continued)

  Note 18.  Parent Company Financial Information

         The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:


                                 Balance Sheets
-------------------------------------------------------------------------------------------------------------

  December 31,                                                        1996            1995           1994

-------------------------------------------------------------------------------------------------------------
                                               Assets

Cash                                                               $    122,167   $    264,757   $       --
Investment in The Bank of Glen Burnie                                18,109,107     20,478,884     21,718,390
Investment in GBB Properties, Inc.                                      373,357           --            1,899
Land                                                                       --             --          384,700
Other assets                                                             25,932         27,142         16,582
                                                                   ------------   ------------   ------------

      Total assets                                                 $ 18,630,563   $ 20,770,783   $ 22,121,571
                                                                   ============   ============   ============

                            Liabilities and Stockholders' Equity

Dividend payable                                                   $     44,193   $    218,208   $    169,987
Due to affiliates                                                          --           15,189        274,551
                                                                   ------------   ------------   ------------
      Total liabilities                                                  44,193        233,397        444,538
                                                                   ------------   ------------   ------------

Stockholders' equity
   Common Stock                                                       8,838,588      7,273,664      7,080,834
   Stock dividend to be distributed                                        --        1,454,719           --
   Surplus                                                            6,192,900      5,917,043      5,450,852
   Retained earnings                                                  3,290,077      5,146,724      9,154,546
   Net unrealized appreciation (depreciation) on
      securities available for sale, net of
      income taxes                                                      264,805        745,236         (9,199)
                                                                   ------------   ------------   ------------
            Total stockholders' equity                               18,586,370     20,537,386     21,677,033
                                                                   ------------   ------------   ------------
            Total liabilities and stockholders'
                equity                                             $ 18,630,563   $ 20,770,783   $ 22,121,571
                                                                   ============   ============   ============

                                                Statements of Income
-------------------------------------------------------------------------------------------------------------

  Years Ended December 31,                                            1996            1995           1994

-------------------------------------------------------------------------------------------------------------
      Dividend from subsidiaries                                    $   885,000    $   315,000     $      --
      Expenses                                                            6,632         61,775          7,060
                                                                    -----------    -----------     ----------
      Income (loss) before income taxes and equity in
         undistributed net income (losses) of subsidiaries              878,368        253,225         (7,060)
      Income tax benefit                                                  2,255         21,056          5,970
      Equity in undistributed net income (losses)
         of subsidiaries                                             (1,900,800)    (2,001,029)     3,517,683
                                                                    -----------    -----------     ----------

              Net income (loss)                                     $(1,020,177)   $(1,726,748)    $3,516,593
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


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  List of Documents Filed as Part of this Report

          (1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

          Independent Auditors' Reports

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

          (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

         No.     Description
         ---     -----------

         3.1     Articles of Incorporation. Incorporated herein by reference to
                 Exhibit 3.1 to the Annual Report on Form 10-K of Glen Burnie Bancorp for its Fiscal Year Ended December 31, 1995, SEC File Number 33-62278 (the "1995 Form 10-K")
         3.2 By-Laws. Incorporated herein by reference to Exhibit 3.2 to the 1995 Form 10-K
         10.1 Glen Burnie Bancorp Stockholder Purchase Plan. Incorporated herein by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-37073) (the "Form S-1")
         10.2 Glen Burnie Bancorp Dividend Reinvestment and Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.2 to the Form S-1.
         10.3 Glen Burnie Bancorp Director Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.3 to the 1995 Form 10-K
         10.4 The Bank of Glen Burnie Employee Stock Purchase Plan. Incorporated herein by reference Exhibit 10.4 to Amendment No. 1 to the 1995 Form 10-K
         10.5 The Bank of Glen Burnie Pension Plan. Incorporated herein by reference to Exhibit 10.5 to the 1995 Form 10-K
         16 Letter re: change in certifying public accountant. Incorporated herein by reference to Exhibit 16 to the 1995 Form 10-K
         21 Subsidiaries of the registrant. Incorporated herein by reference to Exhibit 21 to the 1995 Form 10-K
         23.1    Consent of Trice & Geary LLC
         23.2    Consent of Rowles & Company, LLP.
         27      Financial Data Schedule. Incorporated herein by reference to
                 Exhibit 27 to the Annual Report on Form 10-K of Glen Burnie Bancorp for its fiscal year ended December 31, 1996.

          (b) Reports on Form 8-K. The Company did not file a current report on Form 8-K during the quarter ended December 31, 1996.

          (c) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

          (d) Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GLEN BURNIE BANCORP


Date:  January 8, 1998               By: /s/ John E. Porter
---------------------                    -------------------------------------
                                         John E. Porter
                                         Treasurer and Chief Financial Officer
                                         (Duly Authorized Representative)