Form 10-K
period 1997-12-31
GLEN BURNIE BANCORP
filed 1998-03-27
CIK 890066

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                      OR

[  ]      TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______ to _______


                          Commission File No. 33-62278


                               GLEN BURNIE BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MARYLAND                                             52-1782444
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               identification No.)

101 CRAIN HIGHWAY, S.E., GLEN BURNIE, MARYLAND                          21061
----------------------------------------------                        ----------
   (Address of principal executive offices)                           (Zip Code)


       Registrant's telephone number, including area code: (410) 766-3300

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 18, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $14.0 million based on the most recent sales price of $24.00 per share of the registrant's Common Stock on such date as reported on the OTC Bulletin Board. For purposes of this calculation only, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are deemed affiliates.

  Number of shares of Common Stock outstanding as of March 18, 1998: 1,092,768

===============================================================================

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

     Should the Bank fail to comply with the provisions of the Revised M.O.U., the FDIC or the Commissioner could seek to impose greater sanctions on the Bank. Enforcement actions may include the issuance of formal and informal agreements, the imposition of civil money penalties and the issuance of a cease-and-desist order that can be judicially enforced. Neither the FDIC nor the Commissioner has sought to initiate any such measures.

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

     During the last fiscal year, the Bank continued to experience run-off in the loan portfolio. The Bank's loan portfolio has decreased in size primarily due to declines in the size of construction loan portfolio and in its installment and commercial loan portfolios. The declines in the construction portfolio reflect the significant increase in such lending in fiscal year 1994 which was not sustained in subsequent years. The run-off in the commercial portfolio reflects the Bank's decision to decrease its equipment and automobile lease-based lending because of the difficulties encountered in monitoring the financial condition of borrowers on purchased leases. The declines in the installment and commercial loan portfolios also reflect in part the substantial charge-offs which the Bank took during fiscal years 1996 and 1995.

     The following table provides information on the composition of the loan portfolio at the indicated dates.



                                                          At December 31,
                         ----------------------------------------------------------------------------------------------------------
                               1997                   1996               1995                     1994                  1993
                         ----------------     -----------------      ------------------      ---------------   -----------------
                           $        %           $         %            $         %             $       %          $         %
                         ----      ----       ----       ----         ----      ----         ----    ----        ----       ----

                            (Dollars in thousands)

Mortgage:
  Residential........$ 38,048     32.68%   $ 36,505   27.95%      $ 38,142    24.60%      $ 35,079   22.29%    $ 34,445    23.72%
  Commercial.........  43,276     37.17      47,757   36.57         46,888    30.24         39,398   25.04       39,277    27.05
  Construction and
   land development..   4,888      4.20       5,515    4.22         14,265     9.20         21,014   13.35       12,372     8.52
Installment..........  18,862     16.20      22,281   17.06         27,898    17.99         32,352   20.66       27,537    18.97
Credit card..........   1,397      1.20       1,434    1.10          1,484     0.96          1,233    0.78          953     0.66
Commercial...........   9,964      8.56      17,095   13.09         26,366    17.01         28,278   17.97       30,615    21.08
                      -------     -----      ------   -----        -------    -----         ------   -----      -------   ------
     Gross loans..... 116,435    100.00%    130,587  100.00%       155,043   100.00%       157,354  100.00%     145,199   100.00%
                                 ======              ======                  ======                 ======                ======
Unearned income
 on loans............    (751)                 (854)                  (873)                   (776)                (781)
                      -------               -------                -------                 -------              -------
   Gross loans net
    of unearned
    income........... 115,684               129,733                154,170                 156,578              144,418
Allowance for
 credit losses.......  (4,139)               (5,061)                (3,698)                 (2,764)              (2,552)
                      -------               -------                -------                 -------              --------
Loans, net ..........$111,545              $124,672               $150,472                $153,814              $141,866
                     ========              ========              =========                ========              ========


     The following table sets forth the maturities for various categories of the loan portfolio at December 31, 1997. Demand loans and loans which have no stated maturity are treated as due in one year or less. At December 31, 1997, the Company had $12,030,263 in loans due after one year with variable rates and $94,340,688 in such loans with fixed rates. The Bank's long-term real estate loans allow the Bank to call the loan after three years in order to adjust the interest rate if necessary. The Bank has generally not exercised its call option and the following table assumes no exercise of the Bank's call option.

                                                                        Due Over
                                                  Due Within           One to Five            Due Over
                                                   One Year               Years               Five Years        Total
                                                   --------               -----               ----------        -----


                                                                                   (In thousands)
Real estate -- mortgage:
  Residential.................................    $  3,475               $ 1,837              $  83,143      $ 38,048
  Commercial..................................         575                 2,686                 39,624        42,885
Real estate -- construction...................       2,262                   318                  2,292         4,872
Installment...................................         977                14,998                  2,887        18,862
Credit Card...................................       1,397                    --                     --         1,397
Commercial....................................       1,378                 2,864                  5,722         9,964
                                                  --------              --------              ---------       -------
                                                  $ 10,064              $ 22,703               $ 83,668     $ 116,435
                                                 =========              ========               ========     =========

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

     Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 1997, approximately $10,626,446, or 56%, of the installment loans in the Bank's portfolio had been originated for commercial purposes and $8,235,436, or 44%, had been originated for consumer purposes.

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

     The Bank's lending activities are conducted pursuant to written policies approved by the Board of Directors intended to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on going identification and management of credit deterioration. Regular portfolio reviews are performed by the Senior Credit Officer to identify potential underperforming credits, estimate loss exposure and to ascertain compliance with the Bank's policies. On a quarterly basis, the internal auditor performs an independent loan review. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions.

     The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $500,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $750,000. The Bank's Executive Committee is authorized to approve loans up to $1.0 million. Larger loans must be approved by the full Board of Directors.

     Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus which is defined to include the Bank's capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $2.0 million to any one borrower at December 31, 1997. By interpretive ruling of the Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $3.3 million to any one borrower at December 31, 1997. It is currently the Bank's policy to limit its exposure to any one borrower to no more than $1.85 million in the aggregate unless the loan is approved by a 75% vote of the Board of Directors. At December 31, 1997, the largest amount outstanding to any one borrower and their related interests was $2.6 million.

Non-Performing Loans

     It is the current policy of the Bank to discontinue the accrual of interest when a loan becomes 90 days or more delinquent and circumstances indicate that collection is doubtful. For fiscal years prior to the 1997 fiscal year, the Bank's policy was to consider real estate loans on a case-by-case basis subject to collateral. For the year ended December 31, 1997, interest of approximately $307,950, would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During such period there was no interest on such loans included in income.

     The following table sets forth the amount of the Bank's restructured loans, non accrual loans and accruing loans 90 days or more past due at the dates indicated.





                                                                              At December 31,
                                                      --------------------------------------------------------------------
                                                         1997            1996            1995          1994           1993
                                                        ------          ------          ------        ------         ------
                                                                   (Dollars in thousands)

Restructured Loans..................................   $     344     $       --     $       --    $        --    $       --
                                                       ---------     ----------     ----------    -----------    ----------
Non-accrual Loans:
   Real estate -- mortgage:
     Residential....................................       1,078          2,065            812            347            800
     Commercial.....................................         761          1,935            274            209              0
   Real estate -- construction......................         608              0              0              0              0
   Installment......................................         665            168            165             25             15
   Credit card & related ...........................           0              0              4              0              0
   Commercial.......................................         369            378          1,120             74            299
                                                       ---------     ----------     ----------    -----------    -----------
       Total Nonaccrual Loans.......................       3,481          4,546          2,375            655          1,114
                                                       ---------     ----------     ----------    -----------    -----------
Accruing Loans Past Due 90 Days or More:
   Real estate -- mortgage:
     Residential....................................           5             87          1,467          1,153          1,602
     Commercial.....................................           0              0          1,500          1,451              0
   Real estate -- construction......................           0              0              0              0              0
   Installment......................................           0              0            300              0              0
   Credit card & related ...........................           0              0             28              5             19
   Commercial.......................................           0              0            610            310            424
                                                       ---------     ----------     ----------    -----------    -----------
       Total accruing loans past due 90 days
         or more....................................           5             87          3,905          2,919          2,045
                                                       ---------     ----------     ----------    -----------    -----------
       Total non-accrual and past due loans.........   $   3,486     $    4,633     $    6,280    $     3,574    $     3,159
                                                       =========     ==========     ==========    ===========    ===========
       Non-accrual and past due loans to
         gross loans................................        2.99%          3.55%          4.05%          2.27%          2.18%
                                                       =========     ==========     ==========    ===========    ===========
       Allowance for credit losses to
         non-accrual and past due loans.............      118.73%        109.24%         58.89%         77.34%         80.79%
                                                       =========     ==========     ==========    ===========    ===========


     Approximately $2,590,300, or 74% of the Bank's non-accrual loans at December 31, 1997 were attributable to ten borrowers. Charge-offs of $1,068,500 have previously been taken on these loans. Six of these borrowers with loans totaling $1,474,726 were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the principal amount of the Bank's loan.

     At December 31, 1997, there were $828,785 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

     At December 31, 1997, the Company had $748,231 in real estate acquired in partial or total satisfaction of debt compared to $602,000 and $432,926 in such properties at December 31, 1996 and 1995, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 1997. See "Item 2. -- Properties."

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

     Transactions in the allowance for credit losses during the last five fiscal years were as follows:



                                                                      Year Ended December 31,
                                                   ----------------------------------------------------------------------
                                                        1997               1996             1995           1994         1993
                                                       -----             ------           ------         ------       -----

                                                                         (Dollars in thousands)

Beginning balance.................................   $     5,061      $  3,698     $    2,764     $    2,552     $    1,755
                                                     -----------      --------     ----------     ----------     ----------
Loans charged off
   Real estate -- mortgage:
     Residential..................................   $       270      $    250     $    1,044     $      419     $       67
     Commercial...................................             0           797            497              6             31
   Real estate -- construction....................           435             0              0              0              0
   Installment....................................           171           786            270             29             41
   Credit card & related .........................            45           182            194              1              1
   Commercial.....................................           697         3,453          5,056            520            194
                                                     -----------      --------     ----------     ----------     ----------
          Total...................................         1,618         5,468          7,061            975            334
                                                     -----------      --------     ----------     ----------     ----------
Recoveries
   Real estate -- mortgage:
     Residential..................................   $        25      $     22     $       23     $       15     $        0
     Commercial...................................            17            81             10              3              1
   Real estate -- construction....................             0             0              0              0              0
   Installment....................................            89            57             11             20             19
   Credit card & related .........................             5             2              0              0              0
   Commercial.....................................           290            73             26             29             31
                                                     -----------      --------     ----------     ----------     ----------
         Total....................................           426           235             70             67             51
                                                     -----------      --------     ----------     ----------     ----------
Net charge-offs...................................         1,192         5,233          6,991            908            385
Provisions charged to operations..................           270         6,596          7,925          1,120          1,080
                                                     -----------      --------     ----------     ----------     ----------
Ending balance....................................   $     4,139      $  5,061     $    3,698     $    2,764     $    2,552
                                                     ===========      ========     ==========     ==========     ==========
Average loans.....................................   $   119,161      $146,922       $156,219       $151,933       $139,280
Net charge-offs to average loans .................          1.00%         3.56%          4.48%          0.60%          0.20%



     The Bank's high level of loan charge-offs during fiscal years 1996 and 1995 was primarily attributable to its lending relationships with Mr. Brian Davis and various affiliated entities. Such loans primarily consisted of loans for purchases of trucks and other non-real estate secured loans which are categorized under commercial loans in the above table. In addition, during fiscal year 1996, the Bank began charging off all non-real estate secured loans upon 90 days delinquency which contributed to a continued high level of charge-offs.

     The following table shows the allowance for credit losses broken down by loan category as of December 31, 1997 and 1996. Such information for earlier periods is not available.





                                             At December 31, 1997                    At December 31, 1996
                                     ----------------------------------       ----------------------------------
                                       Reserve         Percent of Loans         Reserve         Percent of Loans
                                      for Each         in Each Category        for Each         in Each Category
Portfolio                             Category          to Total Loans         Category         to Total Loans
---------                             --------          --------------        ---------         --------------
                                                           (Dollars in thousands)

   Real estate -- mortgage:
     Residential...................  $      389               32.68%         $      432              27.85%
     Commercial....................         987               37.17                 987              36.57
   Real estate -- construction.....         390                4.20                 690               4.22
   Installment.....................         159               16.20                 448              17.06
   Credit Card....................           47                1.20                  49               1.10
   Commercial.....................        1,186                8.56               2,455              13.09
   Unallocated.....................         981                0.00                   0               0.00
                                     ----------              ------          ----------             ------
       Total.......................  $    4,139              100.00%         $    5,061             100.00%
                                     ==========              ======          ==========             ======


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

     The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

                                                                         At December 31,
                                                        --------------------------------------------
                                                          1997               1996              1995
                                                        --------           --------           ------
                                                                         (In thousands)

U.S. Treasury securities ............................  $   9,068         $   13,061         $  15,071
U.S. Government agencies and
  mortgage-backed securities.........................     63,414             56,607            30,235
Obligations of states and political
  subdivisions.......................................      8,073             25,726            27,380
Other securities and stock...........................        936                748               699
                                                       ---------         ----------         ---------
Total investment securities..........................  $  81,491         $   96,142         $  73,385
                                                       =========         ==========         =========


     The following table sets forth the scheduled maturities, book values and weighted average yields for the Company's investment securities portfolio at December 31, 1997. Weighted average yields for obligations of states and political subdivisions are presented on a tax-equivalent basis.

                                       One Year or Less       One to Five Years          Five to Ten Years
                                       ----------------       -----------------          -----------------
                                               Weighted                 Weighted                  Weighted
                                        Book   Average       Book       Average           Book     Average
                                       Value    Yield       Value        Yield            Value     Yield
                                       -----   -------      -----      --------           -----    ---------
                                                             (Dollars in thousands)
U.S. Treasury securities...........  $2,500     5.27%      $ 5,090       6.45%         $ 1,478        5.83%
U.S. Government agencies and
  mortgage-backed securities.......       0     0.00        18,767       6.47           18,461        6.92
Obligations of states and political
  subdivisions......................    115     9.48         3,485       8.79            2,686        9.10
Other securities and stock..........    936     7.25             0       0.00                0        0.00
                                     ------     ----        ------       ----           ------        ----
     Total investment securities.... $3,551     5.93%      $27,342       6.76%         $22,625        7.11%
                                     ======     ====       =======       ====          =======       =====

                                    More than Ten Years          Total
                                    ------------------      ------------------
                                                 Weighted               Weighted
                                     Book        Average      Book      Average
                                     Value        Yield       Value      Yield
                                     -----      ---------     -----    ---------
                                                 (Dollars in thousands)
U.S. Treasury securities.......... $     0        0.00%    $ 9,068         6.02%
U.S. Government agencies and
  mortgage-backed securities......  26,186        6.64      63,414         6.75
Obligations of states and political
  subdivisions....................   1,787        9.83       8,073         9.13
Other securities and stock........       0        0.00         936         7.25
                                    ------        ----     -------         -----
     Total investment securities.. $27,973        6.84%    $81,491         6.91%
                                   =======        ====     =======         =====

     At December 31, 1997, the Bank had no investments in securities of a single issuer (other than the U.S. government securities and securities of federal agencies and government-sponsored enterprises) which aggregated more than 10% of stockholders' equity other than its investments in Maryland State, County and Municipal securities which had an aggregate book value of $8,073,000 and aggregate market value of $8,452,000 at that date. The foregoing totals include securities payable from or secured by different sources of revenue or taxing authorities.

Deposits and Sources of Funds

     The funds needed by the Bank to make loans are generated by deposit accounts solicited from the communities surrounding its main office and five branches in northern Anne Arundel County. Consolidated total deposits were $207,110,272 as of December 31, 1997. In addition, the Bank may borrow up to $26 million under a line of credit from the Federal Home Loan Bank of Atlanta.

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

     The Bank obtains deposits principally through its network of six offices. The Bank does not solicit brokered deposits. At December 31, 1997, the Bank had approximately $10,070,518 in certificates of deposit and other time deposits of $100,000 including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 1997.

                                                                       Amount
                                                                       ------
                                                                  (In thousands)

               Three months or less.................................. $  1,583
               Over three through six months.........................    1,029
               Over six through 12 months............................    1,340
               Over 12 months........................................    6,119
                                                                        -------
                   Total............................................. $ 10,071
                                                                       ========

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

Other Activities

          The Company also owns all outstanding shares of capital stock of GBB Properties, Inc. ("GBB"), another Maryland corporation which was organized in 1994 and which is engaged in the business of acquiring, holding and disposing of real property, typically acquired in connection with foreclosure proceedings (or deeds in lieu of foreclosure) instituted by the Bank or acquired in connection with branch expansions by the Bank. No branch expansion occurred in 1997.

Employees

          At December 31, 1997, the Bank had 120 full-time equivalent employees. Neither the Company nor GBB currently has any employees.



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

          Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before: (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

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

          The Maryland Financial Institutions Code prohibits a bank holding company from acquiring more than 5% of any class of voting stock of a bank or bank holding company without the approval of the Commissioner except as otherwise expressly permitted by federal law or in certain other limited situations. The Maryland Financial Institutions Code additionally prohibits any person from acquiring voting stock in a bank or bank holding company without 60 days' prior notice to the Commissioner if such acquisition will give the person control of 25% or more of the voting stock of the bank or bank holding company or will affect the power to direct or to cause the direction of the policy or management of the bank or bank holding company. Any doubt whether the stock acquisition will affect the power to direct or cause the direction of policy or management shall be resolved in favor of reporting to the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution. Voting stock acquired in violation of this statute may not be voted for five years.

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

          The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1997, the Bank was well-capitalized as defined by the FDIC's regulations.

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

          Dividend Limitations. Pursuant to the Maryland Financial Institutions Code, Maryland banks may only pay dividends from undivided profits or, with the prior approval of the Commissioner, their surplus in excess of 100% of required capital stock. The Maryland Financial Institutions Code further restricts the payment of dividends by prohibiting a Maryland bank from declaring a dividend on its shares of common stock until its surplus fund equals the amount of required capital stock or, if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings. In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements. Further, the FDIC also has authority to prohibit the payment of dividends by a state non-member bank when it determines such payment to be an unsafe and unsound banking practice. Under the Revised M.O.U., the Bank may not pay a dividend without prior notice to the Commissioner and the FDIC if its ratio of Tier 1 capital to assets would be less than 6.0%. In addition, dividends may not exceed 50% of net operating income after taxes for the period declared without the prior written consent of the FDIC and the Commissioner.

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

          Loans to Directors, Executive Officers and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state non-member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank's unimpaired capital and surplus and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

Item 2.  Properties

          The Bank owns its Banking Operations Center, its Executive Offices, its main banking facility in Glen Burnie, and four branch offices in various communities in Anne Arundel County, Maryland, all of which are unencumbered. The Bank also leases a fifth branch office. The Company owns no real estate at present. At December 31, 1997, GBB owned one parcel of real estate obtained from a foreclosure by the Bank. The book value of this property was $143,000. The property consists of office condominiums. GBB intends to sell this property. At December 31, 1997, the Bank owned two foreclosed real estate properties having a book value of $605,231, which consisted of residential property which the Bank is holding for sale.

Item 3.  Legal Proceedings

          McCafferty's Restaurant ("McCafferty's") had commenced an adversary proceeding (McCafferty's, Inc. v. Bank of Glen Burnie Adversary Case, Case No. 96-5137-ESD, U.S. Bank. Ct., D. Md.) on March 20, 1996 in McCafferty's pending Chapter 11 bankruptcy case (In re McCafferty's, Inc., Case No. 96-5-2444-SD, U.S. Bank. Ct., D. Md.). The United States District Court for the District of Maryland has assumed jurisdiction (Bank of Glen Burnie v. McCafferty's, Inc., Civil Action No. MJG-96-3656, D-Md, 1996). McCafferty's alleges that the Bank, acting in concert with Brian Davis (McCafferty's former treasurer and chief financial officer who has pled guilty to fraud against the Bank and various other banks), defrauded McCafferty's through alleged forgery of loan documents, improper payment of checks, wrongful diversion of loan proceeds, illegal overbilling and conspiracy to conceal illegal acts. McCafferty's seeks $5,000,000 in compensatory damages, $50,000,000 in punitive damages and declaratory and injunctive relief under numerous counts, including one count pled under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On December 4, 1997, the U.S. District Court dismissed McCafferty's claims under RICO but denied the Bank's motion to dismiss McCafferty's other claims which have been reduced to $1,700,000 in total. The Bank denies any wrongdoing and any liability, and intends to continue contesting the litigation vigorously. The Company does not believe that the outcome of this litigation will have a material adverse effect on its business.

          In addition to the foregoing litigation, the Bank is a defendant in three suits filed in the Circuit Court for Baltimore County by creditors of a company controlled by Mr. Davis alleging in each case that the Bank improperly negotiated checks for loan proceeds over forged endorsements. The aggregate damages sought in First National Bank of Maryland v. The Bank of Glen Burnie (Case No. 03-C-96-001925 filed February 28, 1996), Elkridge National Bank v. The Bank of Glen Burnie (Case No.03-C-96-002064 filed March 4, 1996) and Commercial and Farmers Bank v. The Bank of Glen Burnie (Case No. 03-C-96-002941 filed March 25, 1996) total approximately $1,700,000. In Elkridge National Bank, a judgment in the amount of $284,000 has been rendered in favor of plaintiffs and has been upheld on appeal. The Bank intends to file a motion for reconsideration in this case. The Bank denies liability in each of these suits. In addition, the Bank has filed a counter-claim in the First National Bank of Maryland suit seeking damages in excess of the amounts sought by the plaintiff. Accordingly, the Bank does not believe that the outcome of these suits will have a material adverse effect on the Bank.

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

          A stockholder derivative suit was filed on March 6, 1998 against the Company, the Bank and each individual director in the Circuit Court for Baltimore County under the caption Williams v. Glen Burnie Bancorp, Civil Action No. C-98-2004. The suit alleges various breaches of fiduciary duty and seeks total damages of $2,500,000 from each director plus unspecified punitive damages, the appointment of a receiver for the Bank and an order declaring the Company's Stockholders' Rights Plan invalid. The Company believes that this suit is baseless.

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

Item 4.  Submission of Matters to Vote of Security-Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

          The Company's stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "GLBZ." There is not currently an active trading market for the Common Stock. The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 1997 and 1996, based on trades reported on the OTC Bulletin Board or by Legg Mason Wood Walker, Inc., the principal market maker for the Company's stock. Prices have been adjusted to give retroactive effect to six-for-five stock splits effected through stock dividends paid on January 3, 1996 and January 10, 1998.

                                   1997                        1996
                         ------------------------    ----------------------
 Quarter Ended              High           Low          High           Low
 -------------              ----           ---          ----           ---

 March 31,                $23.333        $17.917     $31.250        $28.333
 June 30,                  20.833         18.333      30.208         27.500
 September 30,             20.625         19.583      27.917         27.500
 December 31,              20.833         20.260      28.333         20.833


          As of March 18, 1998, the latest date for which the Company was able to obtain information on a reported sale of the Common Stock, the last reported sales price for the Common Stock on the OTC Bulletin Board was $24.00 per share.

          As of December 31, 1997, the number of record holders of the Common Stock was 477.

          Since its inception, the Company has paid quarterly cash dividends on its Common Stock. Per share cash dividends declared for each full quarter during last two fiscal years, giving retroactive effect to six-for-five stock splits effected through stock dividends paid on January 3, 1996 and January 10, 1998, were as follows:

                        Quarter Ended                   1997           1996
                        -------------                  ------         ------

                          March 31,                    $0.133         $0.250
                          June 30,                      0.050          0.250
                          September 30,                 0.050          0.250
                          December 31,                  0.075          0.040

          The Company intends to pay dividends equal to forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by Federal and state regulations which impose general restrictions on a bank's and bank holding company's right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See "Item 1. Business -- Supervision and Regulation -- Regulation of the Company -- Dividends and Distributions" and "Item 1. Business -- Supervision and Regulation -- Regulation of the Bank -- Dividend Limitations." The Bank's payment of dividends is further restricted by the M.O.U. which requires prior approval of the FDIC and the Commissioner for the payment of dividends by the Bank in excess of 50% of its net operating income or if the Bank's Tier 1 capital ratio would be reduced below 6.0%. See "Item 1. Business -- Memoranda of Understanding." The Company does not believe that these restrictions will materially limit its ability to pay dividends.

Item 6.  Selected Financial Data


          The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to stock splits and stock dividends accounted for as stock splits.

                                                                             Year Ended December 31,
                                                        --------------------------------------------------------------------
                                                          1997           1996           1995         1994              1993
                                                        --------       --------       --------      --------          ------
                                                                               (Dollars in thousands)
Operations Data:
Net Interest Income...............................    $   10,567     $   10,884     $   11,339     $   11,868     $   10,736
Provision for Credit Losses.......................           270          6,596          7,925          1,120          1,080
Other Income......................................         1,728          2,230          1,904          1,515          1,408
Other Expense.....................................        11,593          9,019          8,740          7,139          6,716
Net Income (Loss).................................           747         (1,020)        (1,727)         3,517          3,047

Share Data:
Net Income (Loss) Per Share.......................    $     0.68     $   ( 0.94)    $    (1.62)    $     3.41     $     2.98
Cash Dividends Declared
  Per  Common Share...............................          0.30           0.30           0.78           0.65           0.63
Weighted Average Common
   Shares  Outstanding............................     1,092,768      1,089,495      1,064,650      1,030,989      1,021,536

Financial Condition Data:
Total Assets......................................    $  231,900     $  254,325     $  246,165     $  232,935     $  223,422
Loans Receivable, net.............................       111,545        124,672        150,472        153,814        141,866
Total Deposits....................................       207,110        232,746        221,121        208,566        202,911
Total Stockholders' Equity........................        18,965         18,586         20,537         21,677         18,617

Performance Ratios:
Return on Average Assets..........................          0.32%         (0.41)%        (0.73)%         1.53%          1.40%
Return on Average Equity..........................          3.95          (5.29)         (7.42)         17.24          17.70
Net Interest Margin 1.............................          5.09           5.04           5.42           5.88           5.67
Dividend Payout Ratio.............................         44.12             *             *            19.06          21.14

Capital Ratios:
Average Equity to Average
  Assets..........................................          8.01%          7.82%          9.89%          8.86%          7.92%
Leverage Ratio....................................          7.60           7.20           8.20           9.40           8.60
Total Risk-Based Capital
   Ratio..........................................         16.00          14.00          13.70          15.30          14.30

Asset Quality Ratios:
Allowance for Credit Losses to
  Gross Loans.....................................          3.55%          3.88%          2.39%          1.76%          1.76%
Non-accrual and Past Due Loans to
  Gross Loans.....................................          2.99           3.55           4.05           2.27           2.18
Allowance for Credit Losses to
  Non-accrual and Past Due Loans..................        118.73         109.24          58.89          77.34          80.79
Net Loan Charge-offs to
  Average Loans...................................          1.00           3.56           4.48           0.60           0.20
---------------
*   Not meaningful
1   Presented on a tax-equivalent basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

          The Company recorded $747,247 in net income for the year ended December 31, 1997 after incurring losses in each of the two prior fiscal years. The Company's recent results of operations have been significantly affected by charge-offs related to loans outstanding to Mr. Brian Davis and affiliated entities. During the 1995 fiscal year, the Bank's aggregate outstanding loans to these entities totaled as much as $6.0 million and these entities represented the Bank's largest single group of borrowers. Included in total outstandings were loans made to various borrowers who allegedly funneled the proceeds to Mr. Davis. Mr. Davis has since pled guilty to defrauding the Bank and other financial institutions and the Bank's former Chief Lending Officer has pled guilty to accepting bribes from Mr. Davis in connection with these loans. The Board of Directors of the Bank has entered into Memoranda of Understanding with the FDIC and the Maryland Commissioner of Banking to address certain factors relating to its recent losses. See "Item 1. Business -- Memoranda of Understanding."

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

Forward-Looking Statements

          When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases "will likely result,""are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

          The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Comparison of Results of Operations For the Years Ended December 31, 1997, 1996 and 1995

          General. For the year ended December 31, 1997, the Company reported consolidated net income of $747,247 ($0.68 per share) compared to consolidated net losses of $1,020,177 ($0.94 per share) and $1,726,748 ($1.62 per share) for the years ended December 31, 1996 and 1995. The increase in net income during the 1997 period was principally attributable to a lower provision for credit losses. The losses during 1996 and 1995 were primarily due to a significant increase in the provision for credit losses to $6,596,000 for 1996 and $7,925,000 for 1995. The increase resulted from provisions being made to charge -off delinquent and non-performing loans. The collectibility of certain loans, significant in aggregate amount, became doubtful during 1996 and the Bank charged-off a significant amount of such loans. Charge-offs in 1997 amounted to $1,617,800, following the $5,468,293 charged off in 1996 and the $7,060,650 charged off in 1995.

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

          Consolidated net interest income for the year ended December 31, 1997 was $10,567,211 compared to $10,884,253 for the year ended December 31, 1996 and $11,339,137 for the year ended December 31, 1995. The decrease in net interest income for the most recent year was primarily attributable to lower interest income. Interest income fell $1,169,357 (6.27%) for the year ended December 31, 1997. The decline in interest income was attributable to continued run-off of the loan portfolio. As the Company has shifted its investment securities portfolio into repricable GNMA securities from state, county and municipals, the Company expects a reduction in the yield on its investment portfolio during 1998. Interest expense declined $852,315, or 10.98%, for the year ended December 31, 1997. The Company's earnings performance continues to be impacted by a decline in earning assets and a shift in the asset mix from loans to lower yielding investment securities. Net interest margin for the year ended December 31, 1997 was 5.09% compared to 5.04% for the year ended December 31, 1996. The increase in the net interest margin for fiscal 1997 was primarily due to the loss of accrued interest on loans charged off during fiscal 1996.

          Consolidated net interest income decreased by $454,884 (4.0%) to $10,884,253 in 1996 from $11,339,137 in 1995. The 1996 decrease was primarily due to an increase in interest expense on deposits and a decrease in total interest revenues from lending activities for such period. The movement of deposits from lower yielding savings and money market accounts to higher yielding certificates of deposit resulted in an increase in the Bank's cost of deposits during 1996. In addition, loans on which accrual of interest has been discontinued amounted to $4,545,581 at December 31, 1996. Interest that would have accrued under the terms of these loans was $457,035. Interest income on loans fell $1,394,512 (9.6%) from $14,475,876 at the end of 1995 to $13,081,364 at the end of 1996, after increasing $390,234 (2.8%) during 1995. In addition to increased loan charge offs, the Bank made fewer loans during 1996 than 1995.

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


                                                                                 Year Ended December 31,
                                                  --------------------------------------------------------------------------------
                                                    1997            vs.           1996            1996          vs.          1995
                                                  -------------------------------------        -----------------------------------
                                                                      Change Due to                                Change Due to
                                                  Increase/        --------------------        Increase/       -------------------
                                                  Decrease         Rate          Volume        Decrease        Rate         Volume
                                                  --------         ----          ------        --------        ----         ------
                                                                                                                   (In thousands)
Assets
Interest-earning assets:
   Federal funds sold...........................  $       41     $       12     $      29      $     122     $    (37)     $   159
                                                  ----------     ----------     ---------      ---------     --------      -------
   Interest-bearing deposits....................          19             13             6            (31)         (17)         (14)
                                                  ----------     ----------     ---------      ---------     --------      -------
   Investment securities:
     U.S. Treasury securities and obligations
       of U.S. government agencies..............       1,545            (74)        1,619          1,082          234          848
     Obligations of states and
        political subdivisions 1................        (804)             4          (808)           472          (74)         546
     All other investment securities............           9             (1)           10              2           (1)           3
                                                  ----------     ----------     ---------      ---------     --------      -------
        Total investment securities.............         750            (71)          821          1,556          159        1,397
                                                  ----------     ----------     ---------      ---------     --------      -------
   Loans, net of unearned income:
     Demand, time and lease ....................        (684)            89          (773)          (613)         (56)        (557)
     Mortgage and construction..................      (1,181)            86        (1,267)          (269)        (604)         335
     Installment and credit card................        (370)            47          (417)          (517)          31         (548)
                                                  ----------     ----------     ---------      ---------     --------      -------
        Total gross loans 2.....................      (2,235)           222        (2,457)        (1,399)        (629)        (770)
                                                  ----------     ----------     ---------      ---------     --------      -------
     Allowance for credit losses................
                                                  ----------     ----------     ---------      ---------     --------      -------
        Total net loans.........................      (2,235)           222        (2,457)        (1,399)        (629)        (770)
                                                  ----------     ----------     ---------      ---------     --------      -------
Total interest-earning assets...................  $   (1,110)    $       23     $  (1,133)     $     248     $   (524)     $   772
                                                  ==========     ==========     =========      =========     ========      =======

Liabilities
Interest-bearing deposits:
   Savings and NOW..............................  $     (379)    $     (286)    $     (93)     $    (112)    $   (191)     $    79
   Money market.................................        (196)           (50)         (146)          (111)         (42)         (69)
   Other time deposits..........................        (296)          (153)         (143)           762            7          755
                                                  ----------     ----------     ---------      ---------     --------      -------
     Total interest-bearing deposits............        (871)          (490)         (381)           539         (226)         765
Non-interest-bearing deposits...................          --             --            --             --           --           --
Borrowed funds..................................          18              7            11            (39)          (9)         (30)
                                                  ----------     ----------     ---------      ---------     --------      -------
Total interest-bearing liabilities..............  $     (853)    $     (483)    $    (370)     $     500     $   (235)     $   735
                                                  ==========     ==========     =========      =========     ========      =======

--------------
1 Tax equivalent basis.
2 Non-accrual loans included in average balances.

          The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.


                                                                        Year Ended December 31,
                                                            ----------------------------------------
                                                                               1997
                                                            ----------------------------------------
                                                                                             Average
                                                            Average                           Yield/
                                                            Balance        Interest            Cost
                                                            -------        --------            ----
                                                                      (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold...................................    $   5,755      $     302          5.25%
                                                            ---------      ---------          ----
   Interest-bearing deposits............................        1,397             73          5.23
                                                            ---------      ---------          ----
   Investment securities:
      U.S. Treasury securities and obligations
        of U.S. government agencies.....................       77,045          5,214          6.77
      Obligations of States and
        political subdivisions 1........................       18,114          1,503          8.30
      All other investment securities...................          871             63          7.23
                                                            ---------      ---------          ----
         Total investment securities....................       96,030          6,780          7.06
                                                            ---------      ---------          ----
   Loans, net of unearned income
   Demand, time and lease...............................       13,459          1,260          9.36
   Mortgage and construction............................       83,805          7,685          9.17
   Installment and credit card..........................       21,897          1,908          8.71
                                                            ---------      ---------          ----
         Total gross loans 2............................      119,161         10,853          9.11
         Allowance for credit losses....................        4,460
                                                            ---------
        Total net loans.................................      114,701         10,853          9.46
                                                            ---------      ---------          ----
        Total interest-earning assets...................      217,883         18,008          8.26
                                                                           ---------          ----
Cash and due from banks.................................        7,125
Other assets............................................       11,170
                                                            ---------
         Total assets...................................    $ 236,178      $  18,008
                                                            =========      =========

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
  Savings and NOW.......................................    $  68,269      $   1,696          2.48%
  Money market..........................................       22,116            622          2.81
  Other time deposits...................................       81,006          4,523          5.58
                                                            ---------      ---------          ----
    Total interest-bearing deposits.....................      171,391          6,841          3.99
Borrowed funds..........................................        1,261             68          5.39
                                                            ---------      ---------          ----
    Total interest-bearing liabilities..................      172,652          6,909          4.00
                                                                           ---------
Non-interest-bearing deposits...........................       43,543
Other liabilities.......................................        1,056
Stockholders' equity....................................       18,927
                                                            ---------
Total liabilities and equity............................    $ 236,178      $   6,909
                                                            =========      =========
Net interest income.....................................                   $  11,099
                                                                           =========
Net interest spread.....................................                                      4.26%
                                                                                              ====
Net interest margin.....................................                                      5.09%
                                                                                              ====




                                                                                Year Ended December 31,
                                                     -----------------------------------------------------------------------------
                                                                         1996                                1995
                                                     ----------------------------------------  -----------------------------------
                                                                                   Average                                 Average
                                                     Average                        Yield/     Average                      Yield/
                                                     Balance         Interest       Cost       Balance         Interest      Cost
                                                     -------         --------       ----       -------         --------      ----
                                                                              (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold.............................$    5,185      $       261       5.03%      $   2,416      $      139      5.75%
                                                  ----------      -----------       ----       ---------      ----------      ----
   Interest-bearing deposits......................     1,267               54       4.26           1,526              85      5.57
                                                  ----------      -----------       ----       ---------      ----------      ----
   Investment securities:
      U.S. Treasury securities and obligations
        of U.S. government agencies...............    53,454            3,669       6.86          40,263           2,587      6.43
      Obligations of States and
        political subdivisions 1..................    27,875            2,307       8.28          21,479           1,835      8.54
      All other investment securities.............       737               54       7.33             696              52      7.47
                                                   ---------        ---------       ----      ----------      ----------      ----
         Total investment securities..............    82,066            6,030       7.35          62,438           4,474      7.12
                                                   ---------        ----------      ----      ----------      ----------      ----
   Loans, net of unearned income
   Demand, time and lease.........................    22,343            1,944       8.70          28,559           2,557      8.95
   Mortgage and construction......................    97,777            8,886       9.07          94,322           9,135      9.68
   Installment and credit card....................    26,802            2,278       8.50          33,338           2,795      8.38
                                                  ----------        ---------       ----      ----------      ----------      ----
         Total gross loans 2......................   146,922           13,088       8.91         156,219          14,487      9.27
         Allowance for credit losses..............     3,835                                       2,766
                                                  ----------                                  ---------
        Total net loans...........................   143,087           13,088       9.15         153,453          14,487      9.44
                                                  ----------        ---------       ----      ----------      ----------      ----
        Total interest-earning assets.............   231,605           19,433       8.39         219,833          19,185      8.73
                                                                    ---------       ----                      ----------      ----
Cash and due from banks...........................     7,936                                       7,152
Other assets......................................     7,318                                       8,471
                                                  ----------                                   ---------
         Total assets.............................$  246,859                                   $ 235,456
                                                  ==========                                   =========

Liabilities and Stockholders' Equity:
Interest-bearing deposits:
  Savings and NOW................................. $   71,455       $   2,075       2.90%     $   68,957      $    2,187      3.17%
  Money market....................................     26,911             818       3.04          29,081             929      3.19
  Other time deposits.............................     83,486           4,819       5.77          70,382           4,057      5.76
                                                   ----------       ---------       ----      ----------      ----------      ----
    Total interest-bearing deposits...............    181,852           7,712       4.24         168,420           7,173      4.26
Borrowed funds....................................      1,029              50       4.86           1,549              89      5.75
                                                   ----------       ---------       ----      ----------      ----------      ----
    Total interest-bearing liabilities............    182,881           7,762       4.24         169,969           7,262      4.27
                                                                    ---------                                 ----------
Non-interest-bearing deposits.....................     44,570                                     41,500
Other liabilities.................................        110                                        699
Stockholders' equity..............................     19,298                                     23,288
                                                   ----------                                 ----------
Total liabilities and equity...................... $  246,859                                 $  235,456
                                                   ==========                                 ==========
Net interest income...............................                  $  11,671                                  $  11,923
                                                                    =========                                  =========
Net interest spread...............................                                  4.15%                                     4.46%
                                                                                    ====                                      ====
Net interest margin...............................                                  5.04%                                     5.42%
                                                                                    ====                                      ====


--------------
1 Tax equivalent basis. The incremental tax rate applied was 37.42% for 1997, 37.04% for 1996 and 38.62% for 1995 and 1994.
2  Non-accrual loans included in average balance.

          Provision for Credit Losses. During the year ended December 31, 1997, the Company provided $270,000 for credit losses compared to $6,596,000 and $7,925,000 in provisions during the years ended December 31, 1996 and 1995. The decrease in the provision reflects a decline in charge-off activity and a reduction in classified loans. During the year ended December 31, 1997, the Company recorded net charge-offs of $1,191,196 compared to $5,233,679 and $6,990,603 in net charge-offs during the years ended December 31, 1996 and 1995. During fiscal year 1996, the Company provided $6,596,000 for credit losses compared to $7,925,000 in such provisions during 1995. The higher provisions during fiscal years 1996 and 1995 reflect the amount determined by the Company to be necessary to maintain the allowance for credit losses to an adequate level after significant increases in loan charge-offs during these years.


          Other Income. Other income decreased $502,643 (22.5%) during the year ended December 31, 1997 compared to the prior year period. The higher level of other income in 1996 reflects income from proceeds from insurance settlements in that year. The absence of such income during 1997 resulted in lower other income for the year notwithstanding improved income from other fees and commissions and higher gains on the sale of investment securities during 1997. In order to improve its interest rate sensitivity, the Bank sold $16.0 million in long-term, fixed-rate state, county and municipal securities which had been classified as available-for-sale and invested the proceeds in adjustable-rate, mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). Other income for fiscal year 1996 was $2,230,457, an increase of $326,174, or 17.1%, over fiscal year 1995. The improvement in other income reflects increased service charges on deposit accounts attributable to growth in deposits and $560,000 in proceeds from an insurance settlement with the Bank's fidelity bond company relating to the reimbursement of legal fees expended by the Bank in defending certain actions. These improvements in other income offset a decline in gains on sales of securities following a restructuring of the Bank's securities portfolio.

          Other Expenses. Other expense increased by $2,573,983, or 28.5%, for the year ended December 31, 1997 primarily due to $996,161 in litigation and restructuring charges including a $284,000 accrual for a judgment rendered against the Bank in the third quarter of 1997 and a $700,000 expense incurred in connection with the settlement of certain litigation during the second quarter. In addition, the Company experienced increases in other expenses due to professional fees incurred in connection with other litigation in which the Company is involved. The Company anticipates continued high legal expenses during 1998 due to expenses associated with a proxy contest during the first quarter. Salary and employee benefit expenses increased $497,732 (12.0%) during the year ended December 31, 1996 rising from $4,137,232 in 1995 to $4,634,964 in 1996. During 1996, Bank staff was increased in the credit analysis and loan collection areas to deal with the Bank's troubled loans. Increased other expenses of the Company and its subsidiaries in 1996 primarily resulted from increased legal fees and other continuing costs of litigation. See "Item 3. Legal Proceedings." The Bank has obtained insurance reimbursement for approximately $560,000 of its 1995 restructuring and litigation charges which is included in other income.

          Income Taxes. During the year ended December 31, 1997, the Company recorded an income tax benefit of $315,284 compared to a tax benefit of $1,480,192 during the year ended December 31, 1996 and $1,694,444 in tax benefits for 1995. Due primarily to its holdings of tax-exempt state, county and municipal securities, the Company has recorded tax losses during the past three fiscal years. These net operating losses have been applied to prior years' earnings resulting in tax benefits in each of the periods. The Company has recently reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S. Government agency securities the income on which is not exempt from federal taxation. Accordingly, the Company anticipates an increase in taxable income which may reduce the availability of future tax benefits.

Comparison of Financial Condition at December 31, 1997, 1996 and 1995.

          The Company's total assets declined to $231,899,594 at December 31, 1997 after increasing to $254,324,701 at December 31, 1996 from $246,164,736 at
December 31, 1995. The reduction in assets during the year ended December 31, 1997 reflects a decline in the loan portfolio to $111,545,262 at December 31, 1997, net of allowances and unearned income, from $124,672,414 at December 31, 1996. Although the net loan portfolio had declined to

$124,672,414 at December 31, 1996 from $150,471,768 at December 31, 1995, total assets grew due to an expansion of the investment securities portfolio.

          The decline in the loan portfolio during the most recent year was largely due to a decrease in commercial and industrial loans during the period. Commercial mortgage loans increased during the period while residential mortgages decreased slightly and lease financing and installment loans also decreased. The declines in the loan portfolio during fiscal years 1996 and 1995 were principally due to a decrease in construction and land development loans which had substantially increased during the preceding year but declined during the most recent fiscal years due to decreased origination activity and loan charge-offs. Commercial mortgage loans increased during 1995 and again slightly in 1996. Residential mortgages increased in 1995 but fell in 1996, as did demand and time loans. The decline in demand and time loans reflects decreased lending activity and increased charge-offs. Lease financing and installment loans decreased in both 1995 and 1996. The Bank has decided to decrease its equipment and automobile lease based lending because of the difficulties in monitoring the financial condition of the clients of lease company borrowers.

          The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $81,858,000 at December 31, 1997, a $14,716,000 or 15.24%,
decrease from $96,574,000 at December 31, 1996. The Company used the proceeds from maturing and called securities to fund deposit outflows during the period. During fiscal year 1996, the total investment securities portfolio grew by $21,975,153, or 29.46%, after growing by $14,197,134, or 23.50% during fiscal year 1995 to $74,598,847. The increases in the investment securities portfolio during fiscal years 1996 and 1995 reflects increases in deposits coupled with a decline in new lending activity and increased loan amortization primarily in the shorter term construction and land development, lease financing and installment portfolios. The Bank has allowed some run-off in the investment securities portfolio as deposits have declined during the current fiscal year.

          Deposits as of December 31, 1997 totaled $207,110,000, a decrease of $25,636,000 (11.01%) for the year. Demand deposits as of December 31, 1997 totaled $47,651,000, a $1,762,000 (3.56%) decrease from $49,413,000 at December
31, 1996. NOW accounts as of December 31, 1997 totaled $20,582,000, a decrease of $2,210,000 (9.70%) for the year. Money market accounts declined by $6,334,000 (24.16%) for the year to total $19,877,000 on December 31, 1997. Savings deposits decreased by $5,131,000, or 10.65%. Meanwhile, certificates of deposit over $100,000 totaled $7,464,000 on December 31, 1997, a decrease of $1,156,000
(13.41%) from December 31, 1996. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $68,474,000 on December 31, 1997, a $9,043,000 (11.67%) decrease from December
31, 1996.

          The Company experienced a $378,220, or 2%, increase in total stockholders' equity during the year ended December 31, 1997 as the increase in retained earnings resulting from net income during the period offset a decline in net unrealized appreciation on securities available for sale resulting from the disposition of certain available-for-sale securities. Operating losses during 1995 and 1996 significantly affected retained earnings which fell $1,856,647 (36.1%) during 1996 to end 1996 at $3,290,077. Surplus steadily increased, however, rising to $275,857 (4.7%) during 1996 to $6,192,900. The increase in the surplus account was primarily a result of the reinvestment of dividends pursuant to the Dividend Reinvestment Plan and the payment of three one-percent stock dividends in lieu of cash dividends during the year ended December 31, 1997.

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

          During recent periods, the Company has maintained a negative gap position that has benefitted earnings as interest rates have fallen. In order to reduce its negative gap position, the Company has recently begun investing in mortgage-backed and other government securities which have rates that adjust to market rates. The Company also maintains a significant portfolio of available-for-sale securities that can be quickly converted to more liquid assets if needed.

          The following table sets forth the Bank's interest-rate sensitivity at December 31, 1997.


                                                                                   Over 1
                                                               Over 3 to           through             Over
                                              0-3 Months       12 Months           5 Years            5 Years          Total
                                           -------------     -------------     -------------      -------------    -------------
Assets:
   Cash and due from banks..............   $          --     $          --     $          --      $          --    $   8,235,970
   Federal funds and overnight
      deposits..........................      20,323,420                --                --                 --       20,323,420
   Securities...........................      22,316,050        15,284,767        24,526,978         19,729,875       81,857,670
   Loans................................      15,983,527        10,172,330        31,284,495         58,220,409      115,660,761
   Fixed assets.........................              --                --                --                 --        4,319,421
   Other assets.........................              --                --                --                 --         (638,517)
                                           -------------     -------------     -------------      -------------   --------------
      Total assets......................   $  58,622,997     $  25,457,097     $  55,811,473      $  77,950,284   $  229,758,725
                                           =============     =============     =============      =============   ==============

Liabilities:
   Demand deposit accounts..............   $          --     $          --     $          --      $          --   $   48,004,109
   NOW accounts.........................      20,581,703                --                --                 --       20,581,703
   Money market deposit accounts........      19,876,925                --                --                 --       19,876,925
   Savings accounts.....................      42,896,711                --                --                 --       42,896,711
   IRA accounts.........................       4,017,421         4,103,357        13,153,907            640,475       21,915,160
   Certificates of deposit..............      13,140,636        23,895,418        16,154,870            718,566       53,909,490
   Other liabilities....................              --                --                --                 --        4,059,782
      Stockholders' equity..............              --                --                --                 --       18,514,845
                                           -------------     -------------     -------------      -------------   --------------
      Total liabilities and stockholders'
           equity.......................   $ 100,513,396     $  27,998,775     $  29,308,777      $   1,359,041   $  229,758,725
                                           =============     =============     =============      =============   ==============

GAP.....................................   $ (41,890,399)    $  (2,541,678)    $  26,502,696      $  76,591,243
Cumulative GAP..........................     (41,890,399)      (44,432,077)      (17,929,381)        58,661,862
Cumulative GAP as a % of
  total assets..........................          (18.23)%          (19.34)%           (7.80)%            25.53%



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

          Cash and cash equivalents (cash due from banks, interest -bearing deposits in other financial institutions, and federal funds sold), as of December 31, 1997, totaled $28,536,611, an increase of $5,858,950 (21%) from the
December 31, 1996 total of $22,677,661. Most of this increase was in Federal funds sold which totaled $18,850,000 at December 31, 1997 compared to $10,175,000 at the end of 1996. The larger balance in Federal funds sold at the end of 1997 reflects a decision to increase liquid assets in order to fund January securities purchase commitments.

          The Bank may draw on a $26,000,000 line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of December 31, 1997, however, no amounts were outstanding under this line. In addition the Bank has a secured line of credit in the amount of $2.0 million from another commercial bank.

Year 2000 Planning

          As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. For many years, software applications routinely conserved magnetic storage space by using only two digits to record calendar years; for example, the year 1999 is stored as "99". On January 1, 2000, the calendars in many software applications will change from "99" to "00". Many of these software applications, in their current form, will produce erroneous results or will fail to run at all since their logic cannot deal with this transaction.

          The Company's mainframe computer hardware and systems software are Year 2000 compliant. The Company primarily utilizes third-party vendor application software for all computer applications. The third-party vendors for the Company's banking applications are in the process of modifying, upgrading or replacing their computer applications to insure Year 2000 compliance. In addition, the Company has instituted a Year 2000 compliance program whereby the Company is reviewing the Year 2000 compliance issues that may be faced by its third-party vendors. Under such program, the Company will examine the need for modifications or replacement of all non-Year 2000 compliant pieces of software. The Company does not currently expect that the cost of its Year 2000 compliance program will be material to its financial conditions and believes that it will satisfy such compliance program by the end of 1998 without material disruption of its operations. In the event that the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business of operations could be adversely affected.

Recently Adopted Accounting Standards

          In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The adoption of this pronouncement did not impact any previously reported earnings per share information.

          Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121), requires that certain long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of expected future cash flows is less than the carrying amount of the asset and its face value. An impairment loss is measured based on the difference between the carrying amount of the asset and its fair value. The Bank adopted this pronouncement in 1996, and there are no other asset impairment adjustments reflected in the 1997 and 1996 consolidated financial statements, except those assets classified as Other Real Estate Owned (OREO).

          Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122), requires that rights to serviced mortgage loans be recognized as an intangible asset when the underlying loans are sold and servicing rights related to these loans are retained. The standard also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of such rights. The Bank adopted this pronouncements in 1996, and there were no loans sold for which it had maintained servicing rights. Accordingly, adoption of this pronouncement has no effect on the 1997 and 1996 consolidated financial statements.

          Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), establishes additional standards for reporting and display of "comprehensive income" and its components of the Company's financial statements. Adoption of this pronouncement will be effective for 1998 and the Company would be reporting its net change in unrealized appreciation on securities available for sale as other comprehensive income and total net unrealized appreciation on securities available for sale reflected in stockholders' equity as accumulated other comprehensive income.

          Comprehensive income, as determined under SFAS No. 130 for 1997, 1996 and 1995 would be as follows:


                                                                   1997            1996             1995
                                                              ------------    --------------  -------------

              Net income (loss)                               $    747,247    $  (1,020,177)  $ (1,726,748)
              Net change in unrealized appreciation
                 on available for sale securities                  (39,873)        (480,431)       754,435
                                                              ------------    -------------   ------------

              Comprehensive income (loss)                     $    707,374    $  (1,500,608)  $   (972,313)
                                                              ============    =============   ============

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

              Not applicable.


Item 8.  Financial Statements and Supplementary Data

         The Company's Consolidated Financial Statements appear in this Annual Report on Form 10-K beginning on the page immediately following Item 14 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On April 11, 1996, the Company's Board of Directors decided not to reengage Rowles & Company, LLP to audit the Company's consolidated financial statements for its 1996 fiscal year. Such accountants' report on the Company's consolidated financial statements for each of its prior two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Rowles & Company, LLP. On June 27, 1996, the Company's board of directors decided to engage Trice & Geary LLC to perform such function and Trice and Geary LLC was so engaged on August 16, 1996.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

              Set forth below is information about the directors, executive officers and significant employees of the Company, the Bank and GBB. Directors of the Company are elected by stockholders annually for one-year terms. Unless indicated otherwise, the positions stated for each individual are positions held in the Company and in each of its subsidiaries, and the positions stated are positions which are currently held and which have been held for at least the past five years.




Name                                                                            Age                Director Since
----                                                                            ---                --------------

              Directors:

Theodore L. Bertier                                                              69                          1997

Retired since 1993. Manager of design and drafting department of Westinghouse
Electric Corp. prior to retirement. Previously served as a director of the Bank from 1970 through 1995.

Shirley Boyer                                                                    60                          1995

Owner/Manager of a large number of residential properties in Anne Arundel
County, Maryland. Thirteen years experience in various banks (1954-1967) in positions from Teller to Assistant Branch Manager.

Thomas Clocker                                                                   62                          1995

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

Alan E. Hahn                                                                     62                          1997

Owner/Manager of residential real estate. Retired information systems manager.
Chairman of Data Processing Committee for the Bank

Charles L. Hein                                                                  75                          1997

Retired clergyman. Purchaser and restorer of residential properties. Mortgagee of residential properties.

F. William Kuethe, Jr.                                                           64                          1995

President and Chief Executive Officer of the Company and the Bank since 1995.
Director of the Bank from 1963 through 1989. Former President - Glen Burnie
Mutual Savings Bank from 1960 through 1995. Licensed appraiser and real estate broker. Banking experience from 1960 to present at all levels.


Frederick W. Kuethe, III                                                         37                           1988

Vice President of the Company since 1995. Director of the Bank since 1988.
Software design and systems integration - Northrop Grumman Corp. (formerly
Westinghouse Electric Corporation). Chairman of the Audit Committee. Graduated from Maryland Banking School. Frederick W. Kuethe, III is the son of F. William
Kuethe, Jr.

Eugene P. Nepa                                                                   67                           1997

Retired.  Mechanical engineer at Premier Rides Incorporated 1992-1997.

William N. Scherer, Sr.                                                          75                           1995

Attorney specializing in wills and estates. Formerly accountant and tax specialist.

Karen B. Thorwarth                                                               40                           1995

Independent insurance agent. Formerly, manager, Yacht Department - Basil-Voges,
Inc. of Annapolis, Maryland from 1979 to 1997. Licensed insurance agent specializing in underwriting and marketing private pleasure yacht insurance.
Member - Annapolis Yacht Club.

Mary Lou Wilcox                                                                  49                           1997

Elementary school teacher.


              Executive Officers who are not Directors:

Michael P. Gavin                                                                 41

Appointed Executive Vice President and Chief Operating Officer effective January
12, 1998. Previously Senior Vice President, Director of Operations, Susquehanna
Bank, Baltimore, Maryland since May 1997 and President, Atlantic Federal Savings
Bank, Baltimore, Maryland from December 1991 to May 1997.

Michael Livingston                                                               43

Appointed Senior Vice President in January 1998. Chief Lending Officer of the
Bank since 1996. Regional Vice President and commercial loan officer with Citizens Bank from March 1993 until April 1996. Comptroller with Land Services
Group from April 1992 through January 1993.

John E. Porter                                                                   43

Appointed Senior Vice President in January 1998. Treasurer and Chief Financial
Officer of the Company since 1995. Vice President, Treasurer and Chief Financial
Officer of the Bank since 1990. Secretary/Treasurer of GBB since 1995.


Directors' Fees

          Each director receives a $700 fee for attending each meeting of the board of directors of the Bank or of committees of the board of the Bank. During 1997, $137,900 was paid in directors' fees. No additional fees are paid for service on the Company's Board of Directors.

          The Company maintains a Director Stock Purchase Plan pursuant to which directors may purchase the Common Stock at its fair market value on the date an option is granted. At December 31, 1997, there were 21,884 shares of Common Stock reserved for issuance under the plan. No options are currently outstanding under the plan. The plan was suspended in 1996.

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

Item 11.  Executive Compensation

          The following table sets forth the compensation paid by the Company and the Bank to F. William Kuethe, Jr., their chief executive officer, during the years indicated.


                                                                                       Long-Term
                                          Annual Compensation                     Compensation Awards
                                     ----------------------------------      ----------------------------
                                                                             Restricted        Securities
Name and                                                   Other Annual        Stock           Underlying        All Other
Principal Position         Year      Salary       Bonus    Compensation       Award(s)          Options        Compensation
------------------         ----      ------       -----    ------------       --------          -------        ------------

F. William Kuethe, Jr.     1997     $80,000      $    --     $     --          $     --             --           $14,006  2
                           1996      80,000           --           --                --             --            35,183
                           1995      65,538        7,500          250  1             --             250           16,904

--------------
1 Mr. Kuethe's 1995 "Other Annual Compensation" consisted solely of the differences between the exercise price of stock options exercised by him during the respective years and the fair market value of the shares at the time of exercise as determined by information furnished by Legg Mason.
2 Mr. Kuethe's "Other Compensation" for 1997 consisted of $1,406 in paid insurance premiums and $12,600 in directors' fees.


          Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees of the Bank, including its chief executive officer, may receive the right to purchase shares of the Company's Common Stock, at a per share price equal to the greater of (a) 15% less than the market price for such shares on the date of grant or exercise (whichever is lower) or (b) their book value as of the end of the Company's fiscal year preceding the grant date. Options have been awarded on the basis of five shares for every $1,000 of salary and bonus paid during the preceding year although the plan leaves the amount of option awards at the discretion of the board as long as the board applies uniform salary guidelines. At December 31, 1997, there were 25,000 shares reserved for issuance under the plan. The plan was suspended in 1996, and no options are currently outstanding under the plan.

          The options issued to Mr. Kuethe referenced in the first note to the Summary Compensation Table were issued under the Director Stock Option Plan. Mr. Kuethe neither received nor exercised any options in 1997. (Neither the Company nor the Bank grants any stock appreciation rights.)

          Pension Plan. The Bank maintains a defined benefit pension plan for substantially all employees pursuant to which benefits are based on the employee's average rate of earnings and years of service. Vesting occurs after six months of employment but benefits are reduced for job termination within ten years of employment and for early retirement. A participant's pension is based on the average amount of his annual earnings for his five most highly paid consecutive years during the ten years immediately preceding his retirement. His pension is determined by multiplying 2% of the "covered" portion of this amount and .65% of any additional portion by the lesser of the number of his years of service or 20. The "covered" portion is his social security taxable wage basis taken over a period of up to 35 years. The following table shows the estimated annual benefits payable upon retirement in specified compensation and years of service classifications based on the assumption that the "covered" portion equals $65,400 (the current maximum salary subject to social security tax) for all employees receiving more than such amount and that the highest salary payable is $100,000 per annum. Currently, no employee earns this much and the Bank does not anticipate that any employee will in the foreseeable future.

                                              Years of Service
                                --------------------------------------------
           Remuneration            5            10          15          20
           ------------         ------        ------      -------    -------

               $40,000          $4,000        $8,000      $12,000    $16,000
                60,000           6,000        12,000       18,000     24,000
                80,000           7,015        14,029       21,044     28,058
               100,000           7,665        15,329       22,994     30,658

          The total compensation covered by the pension plan for the year ended December 31, 1997 was $3,429,879. 1.91% of the covered compensation represents compensation paid to F. William Kuethe, Jr. His credited years of service is three years.

          Benefits under the pension plan are not subject to deduction for social security payments or other offsets.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table provides information as of February 6, 1998 concerning ownership of the Company's Common Stock (which constitutes its only class of equity securities) by any individual or group known to the Company to be the beneficial owner of more than 5% of its Common Stock, each of its directors, the individual listed in the Summary Compensation Table included above and all executive officers and directors as a group. Each person listed has sole voting and sole investment power with respect to the shares listed across from his name except as noted otherwise.



                                                        Amount and Nature
Name                                                 of Beneficial Ownership     Percent of Class
----                                                 -----------------------     ----------------
John E. Demyan 1                                             94,333  2                    8.63%
F. William Kuethe, Jr. 3                                     74,337  4                    6.81%
Theodore L. Bertier                                           8,011  5                    *
Shirley Boyer                                                 5,455  6                    *
Thomas Clocker                                                3,427  7                    *
Alan E. Hahn                                                  5,454  8                    *
Charles L. Hein                                              45,444  9                    4.16%
Frederick W. Kuethe, III                                     12,329  10                   1.13%
Eugene P. Nepa                                               49,957                       4.57%
William N. Scherer, Sr.                                       3,007  11                   *
Karen B. Thorwarth                                              619                       *
Mary Lou Wilcox                                                 391                       *
All directors and executive officers as a group             303,588                      27.78%
Ethel Webster  12                                           207,111                      18.95%

                                                  (Footnotes on following page)

*   Less than 1.0% of shares outstanding.
1   Mr. Demyan's address is 101 Crain Highway, S.E., Glen Burnie, Maryland
    21061.
2 Includes 90,466 shares as to which he shares voting and investment power and 3,743 shares held by his spouse as to which he disclaims beneficial ownership.
3   Mr. Kuethe's address is 101 Crain Highway, S.E., Glen Burnie, Maryland
    21061.
4 Includes 39,065 shares as to which he shares voting and investment power and 19, 670 shares held by his spouse as to which he disclaims beneficial ownership.
5 Includes 248 shares as to which he shares voting and investment power and 591 shares beneficially owned by his spouse as to which he disclaims beneficial ownership.
6   Includes 4,916 shares as to which she shares voting and investment power.
7   Includes 2,967 shares as to which he shares voting power and investment power.
8   Includes 2,285 shares to which he shares voting and investment power.
9 Includes 29,079 shares as to which he shares voting and investment power and 16,303 shares held by his spouse as to which he disclaims beneficial ownership.
10 Includes 7,863 shares as to which he shares voting and investment power and 2,172 shares held by his spouse as to which he disclaims beneficial ownership.
11  Includes 2,930 shares as to which he shares voting and investment power.
12 Mrs. Webster's address is 104 W. Pasadena Road, Pasadena, Maryland. A statement on Schedule 13D has been filed with the Securities and Exchange Commission stating that First Mariner Bancorp ("First Mariner"), a bank holding company headquartered in Baltimore, Maryland, has entered into an agreement to acquire substantially all the shares of Common Stock owned by Ethel Webster at an aggregate purchase price equal to $4.5 million. Upon consummation of this purchase, First Mariner would beneficially own approximately 19.5% of the outstanding Common Stock.


Item 13.  Certain Relationships and Related Transactions

          The executive officers and directors of the Bank, and their affiliates, enter into loan transactions with the Bank in the ordinary course of business. Loans are made to such persons on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers and the Bank does not believe that they involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1997, 1996 and 1995, the outstanding amounts of such loans were $1,270,382, $2,587,122 and $2,878,742, respectively. Loans to directors and executive officers declined during 1997 after certain directors serving during 1996 and 1995 were not re-elected to the Board of Directors.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)  List of Documents Filed as Part of this Report

      (1) Financial Statements. The following is a list of the consolidated financial statements which are being filed as part of this Annual Report on Form 10-K.

                                                                          Page
                                                                          ----

      Independent Auditors' Reports                                        F-1

      Consolidated Balance Sheets as of  December 31, 1997, 1996 and 1995  F-3

      Consolidated Statements of Income for the Years Ended December 31,
      1997, 1996 and 1995                                                  F-4

      Consolidated Statements of Changes in Stockholders' Equity for the
      Years Ended December 31, 1997, 1996 and 1995                         F-5

      Consolidated Statements of Cash Flows for the Years Ended December
      31, 1997, 1996 and 1995                                              F-6

      Notes to Consolidated Financial Statements                           F-8

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


      (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

  No.                               Description
  ---                               -----------

  3.1         Articles of Incorporation. Incorporated herein by reference to
              Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, SEC File Number 33-62278 (the "1995 Form 10-K")

  3.2 By-Laws. Incorporated herein by reference to Exhibit 3.2 to the 1995 Form 10-K

  4.1 Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent. Incorporated by reference herein by reference from Exhibit 4 to Registrant's Current Report on Form 8-K filed March 2, 1998

  10.1 Glen Burnie Bancorp Stockholder Purchase Plan. Incorporated herein by reference from Exhibit 10.1 to Registrant's Registration Statement on Form S-1 (Commission File No. 333-37073) (the "Form S-1")

  10.2        Glen Burnie Bancorp Dividend Reinvestment and Stock Purchase Plan.
              Incorporated herein by reference to Exhibit 10.2 to the Form S-1

  10.3 Glen Burnie Bancorp Director Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.3 to the 1995 Form 10-K

  10.4 The Bank of Glen Burnie Employee Stock Purchase Plan. Incorporated herein by reference Exhibit 10.4 to Amendment No. 1 to the 1995 Form 10-K

  10.5 The Bank of Glen Burnie Pension Plan. Incorporated herein by reference to Exhibit 10.5 to the 1995 Form 10-K

  10.6*       Employment Agreement with Michael P. Gavin

  10.7*       Change-in-Control Severance Plan

  16 Letter re: change in certifying public accountant. Incorporated herein by reference to Exhibit 16 to the 1995 Form 10-K

  21 Subsidiaries of the registrant. Incorporated herein by reference to Exhibit 21 to the 1995 Form 10-K

  23.1        Consent of Trice & Geary LLC

  23.2        Consent of Rowles & Company, LLP

  27.1        Financial Data Schedule.

  27.2        Restated Financial Data Schedule
---------------
  * Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


              (b) Reports on Form 8-K. During the quarter ended December 31, 1997, the Company did not file a current report on Form 8-K.

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

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Glen Burnie Bancorp and Subsidiaries as of December 31, 1995 were audited by other auditors whose report dated March 8, 1996 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for post-retirement health care benefits in 1995.



/s/ Trice & Geary LLC

Salisbury, Maryland
February 4, 1998, except for Note 19
as to which the date is February 11, 1998

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and
  Stockholders
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland


         We have audited the accompanying consolidated balance sheet of Glen Burnie Bancorp and Subsidiaries as of December 13, 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

         As discussed in Note 10 to the financial statements, the Company changed its method of accounting for postretirement health care benefits in 1995.


                                         /s/ ROWLES & COMPANY, LLP


Baltimore, Maryland
March 8, 1996

                        Glen Burnie Bancorp Subsidiaries

                          Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------------------
December 31,                                                              1997                 1996                 1995
-------------------------------------------------------------------------------------------------------------------------------
                                                 Assets

Cash and due from banks                                            $       8,127,732    $      10,665,680    $       7,992,328
Interest bearing deposits in other financial institutions                  1,558,879            1,836,981            1,457,693
Federal funds sold                                                        18,850,000           10,175,000             -
                                                                     ----------------     ----------------     ----------------
   Cash and cash equivalents                                              28,536,611           22,677,661            9,450,021
Investment securities available for sale, at fair value                   40,678,867           54,906,836           68,597,172
Investment securities held to maturity (fair value
   1997 $41,566,019; 1996 $41,998,402; 1995 $6,092,901)                   41,178,804           41,667,057            6,001,675
Ground rents, at cost                                                        262,525              267,974              269,825
Loans, less allowance for credit losses
   1997 $4,139,396; 1996 $5,060,592; 1995 $3,698,271                     111,545,262          124,672,414          150,471,768
Premises and equipment, at cost, less
   accumulated depreciation                                                4,319,423            4,154,465            4,248,830
Accrued interest receivable                                                1,556,971            1,937,928            2,154,599
Prepaid income taxes                                                         636,318            1,055,974            3,164,915
Deferred income tax benefits                                               1,385,395            1,380,966              263,860
Other real estate owned                                                      748,231              602,285              432,926
Other assets                                                               1,051,187            1,001,141            1,109,145
                                                                   ------------------   ------------------   ------------------

         Total assets                                              $     231,899,594    $     254,324,701    $     246,164,736
                                                                   ==================   ==================   ==================

                   Liabilities and Stockholders' Equity

Liabilities:
Deposits
   Non-interest-bearing demand                                     $      47,651,375    $      49,412,930    $      45,147,023
   Interest-bearing                                                      159,458,897          183,333,045          175,973,740
                                                                   ------------------   ------------------   ------------------
         Total deposits                                                  207,110,272          232,745,975          221,120,763
Short-term borrowings                                                        889,398              547,937            1,757,722
Dividends payable                                                             81,146               44,193              218,208
Accrued interest payable on deposits                                         177,922              214,977              229,715
Other liabilities                                                          4,676,266            2,185,249            2,300,942
                                                                   ------------------   ------------------   ------------------
         Total liabilities                                               212,935,004          235,738,331          225,627,350
                                                                   ------------------   ------------------   ------------------

Commitments, contingencies, and subsequent events

Stockholders' equity:
Common stock, par value $10, authorized 5,000,000 shares;
   issued and outstanding 1997 1,092,768 shares;
   1996 883,858; 1995 872,838 shares                                      10,927,688            8,838,588            8,728,383
Surplus                                                                    6,575,053            6,192,900            5,917,043
Retained earnings                                                          1,236,917            3,290,077            5,146,724
Net unrealized appreciation on securities
   available for sale, net of income taxes                                   224,932              264,805              745,236
                                                                   ------------------   ------------------   ------------------
         Total stockholders' equity                                       18,964,590           18,586,370           20,537,386
                                                                   ------------------   ------------------   ------------------

         Total liabilities and stockholders' equity                $     231,899,594    $     254,324,701    $     246,164,736
                                                                   ==================   ==================   ==================




              The Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                        Consolidated Statements of Income

-----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                1997                 1996                 1995
-----------------------------------------------------------------------------------------------------------------------------
Interest income on
   Loans, including fees                                         $      10,845,819    $      13,081,364    $      14,475,876
   U.S. Treasury securities                                                662,237              822,215              987,119
   U.S. Government agency securities                                     4,551,441            2,846,357            1,599,850
   State and municipal securities                                          978,892            1,517,827            1,261,886
   Federal funds sold                                                      301,614              261,423              138,678
   Other                                                                   136,534              116,708              137,296
                                                                -------------------  -------------------  -------------------
         Total interest income                                          17,476,537           18,645,894           18,600,705
                                                                -------------------  -------------------  -------------------

Interest expense on
   Deposits                                                              6,840,952            7,711,989            7,172,845
   Short-term borrowings                                                    68,374               49,652               88,723
                                                                -------------------  -------------------  -------------------
         Total interest expense                                          6,909,326            7,761,641            7,261,568
                                                                -------------------  -------------------  -------------------

         Net interest income                                            10,567,211           10,884,253           11,339,137

Provision for credit losses                                                270,000            6,596,000            7,925,000
                                                                -------------------  -------------------  -------------------

         Net interest income after
           provision for credit losses                                  10,297,211            4,288,253            3,414,137
                                                                -------------------  -------------------  -------------------

Other income
   Service charges on deposit accounts                                     945,613            1,042,355              948,021
   Other fees and commissions                                              511,292              483,537              449,567
   Gains on investment securities                                          270,909              144,565              506,695
   Proceeds from insurance settlement                                       -                   560,000               -
                                                                -------------------  -------------------  -------------------
         Total other income                                              1,727,814            2,230,457            1,904,283
                                                                -------------------  -------------------  -------------------

Other expenses
   Salaries and wages                                                    3,712,206            3,346,927            2,954,742
   Employee benefits                                                     1,547,888            1,288,037            1,182,490
   Occupancy                                                               482,160              528,528              465,732
   Furniture and equipment                                                 781,664              739,115              741,602
   Restructuring and litigation charges                                    996,161               -                 1,407,641
   Other expenses                                                        4,072,983            3,116,472            1,987,405
                                                                -------------------  -------------------  -------------------
         Total other expenses                                           11,593,062            9,019,079            8,739,612
                                                                -------------------  -------------------  -------------------

Income (loss) before income taxes                                          431,963           (2,500,369)          (3,421,192)

Federal and state income tax benefits                                     (315,284)          (1,480,192)          (1,694,444)
                                                                -------------------  -------------------  -------------------

Net income (loss)                                                $         747,247    $      (1,020,177)   $      (1,726,748)
                                                                ===================  ===================  ===================

Basic earnings (loss) per share of common stock                  $            0.68    $           (0.94)   $           (1.62)
                                                                ===================  ===================  ===================

Basic weighted-average shares of common stock outstanding                1,092,768            1,089,495            1,064,650
                                                                ===================  ===================  ===================


              The Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                      Glen Burnie Bancorp and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 1997, 1996, and 1995



                                                                                                     Net Unrealized
                                                                                                      Appreciation
                                                                                                     (Depreciation)
                                                                                                           on
                                                                                                       Securities
                                                Common Stock                        Retained           Available
                                           Shares         Par Value      Surplus    Earnings           for Sale
                                        ------------- -------------- ------------- -------------  ----------------
Balances, December 31, 1994                  708,083   $  7,080,834  $ 5,450,852    $ 9,154,546    $    (9,199)

Net loss                                       -              -            -         (1,726,748)         -
Stock split effected in form of 20%
   stock dividend                            145,472      1,454,719        -         (1,454,719)         -
Shares issued under employee and
   director stock purchase plans               8,488         84,880      191,174        -                -
Cash dividends, $.78 per share                 -              -            -           (826,355)         -
Dividends reinvested                          10,795        107,950      275,017        -                -
Net change in unrealized appreciation
   on securities available for sale            -              -            -            -              754,435
                                        ------------- -------------- ------------  ------------   ------------

Balances, December 31, 1995                  872,838      8,728,383    5,917,043      5,146,724        745,236

Net loss                                       -              -            -         (1,020,177)        -
Shares issued under employee and
   director stock purchase plans                 200          2,000        3,384        -               -
Cash dividends, $.77 per share                 -              -            -           (836,470)        -
Dividends reinvested                          10,820        108,205      272,473        -               -
Net change in unrealized appreciation
   on securities available for sale            -              -            -            -             (480,431)
                                        ------------- -------------- ------------  ------------   ------------

Balances, December 31, 1996                  883,858      8,838,588    6,192,900      3,290,077        264,805
                                        ------------- -------------- ------------  ------------   ------------

Net income                                     -              -            -            747,247         -
Shares issued with stock dividends            26,782        267,820      382,153       (649,971)        -
Stock split effected in form of 20%
   stock dividend                            182,128      1,821,280        -         (1,821,280)        -
Cash dividends, $.30 per share                 -              -            -           (329,156)        -
Net change in unrealized appreciation
   on securities available for sale            -              -            -             -             (39,873)
                                        ------------- -------------- ------------  ------------   ------------

Balances, December 31, 1997                1,092,768   $ 10,927,688  $ 6,575,053    $ 1,236,917    $   224,932
                                        ============= ============== ============  ============   ============



              The Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows


-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                             1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                          $         747,247   $   (1,020,177)  $    (1,726,748)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
       Depreciation, amortization, and accretion                                        664,428          606,650           564,533
       Provision for credit losses                                                      270,000        6,596,000         7,925,000
       Losses on real estate owned                                                       64,214           13,192           136,800
       Deferred income taxes (benefits)                                                  20,659         (814,821)           40,272
       Gains on disposal of assets, net                                                (241,183)        (144,318)         (509,982)
       Changes in assets and liabilities:
         Decrease in accrued interest receivable                                        380,957          216,671            82,204
         (Increase) decrease in prepaid income taxes and
           other assets                                                                 251,382        2,108,195        (2,943,020)
         Increase (decrease) in accrued interest payable                                (37,055)         (14,738)           42,892
         Increase (decrease) in other liabilities                                    (1,031,483)        (115,693)          266,301
                                                                              ------------------  --------------- -----------------

           Net cash provided by operating activities                                  1,089,166        7,430,961         3,878,252
                                                                              ------------------  --------------- -----------------

Cash flows from investing activities:
   Proceeds from disposals of investment securities:
       Maturities of held to maturity investment securities                          23,405,000        4,984,661        10,266,038
       Maturities of available for sale mortgage-backed securities                    1,780,092          451,504           -
       Maturities of other available for sale investment securities                   7,785,900        8,557,219           500,000
       Sales of available for sale mortgage-backed securities                            -               698,566           -
       Sales of other available for sale investment securities                       19,095,130       10,103,956        20,109,830
   Purchases of held to maturity investment securities                              (16,314,976)     (40,650,194)         (493,391)
   Purchases of available for sale mortgage-backed securities                       (16,126,491)          -             (1,478,140)
   Purchases of other available for sale investment securities                       (1,188,100)      (6,711,564)      (39,555,213)
   (Increase) decrease in loans, net                                                 17,457,529       19,203,353        (4,794,585)
   Purchases of loans from other financial institutions                              (4,779,164)          -                -
   Proceeds from sales of other real estate                                             420,577           -                588,747
   Purchases of other real estate                                                      (451,950)        (182,551)          -
   Purchases of premises and equipment                                                 (727,320)        (449,275)         (600,331)
   Purchase of intangibles                                                               -                -               (544,652)
                                                                              ------------------  --------------- -----------------

          Net cash provided (used) in investing activities                           30,356,227       (3,994,325)      (16,001,697)
                                                                              ------------------  --------------- -----------------

Cash flows from financing activities:
   Increase (decrease) in noninterest-bearing deposits, NOW
       accounts, money market accounts, and savings accounts, net                   (15,436,924)       4,817,350        (7,273,424)
   Increase (decrease) in time deposits, net                                        (10,198,779)       6,807,862        19,828,533
   Increase (decrease) in short-term borrowings                                         341,461       (1,209,785)         (468,846)
   Cash dividends paid                                                                 (292,201)      (1,010,485)         (778,134)
   Common stock dividends reinvested                                                     -               380,678           382,967
   Issuance of common stock                                                              -                 5,384           276,054
                                                                              ------------------  --------------- -----------------

          Net cash provided (used) by financing activities                          (25,586,443)       9,791,004        11,967,150
                                                                              ------------------  --------------- -----------------

Increase (decrease) in cash and cash equivalents                                      5,858,950       13,227,640          (156,295)

Cash and cash equivalents, beginning of year                                         22,677,661        9,450,021         9,606,316
                                                                              ------------------  --------------- -----------------

Cash and cash equivalents, end of year                                        $      28,536,611   $   22,677,661   $     9,450,021
                                                                              ==================  =============== =================

               The Notes to Consolidated Financial Statements are
                an integral part of these financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Continued)

-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                             1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------------------
Supplementary Cash Flow Information:
   Interest paid                                                              $      6,946,381    $   7,776,379    $     7,218,676
   Income taxes (refunded) paid                                                       (755,597)      (1,718,184)         1,152,564
   Total increase (decrease) in unrealized appreciation
      (depreciation) on securities available for sale                                  (64,961)        (782,715)         1,229,122


















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

         Securities Available for Sale:

         Marketable debt and equity securities not classified as held to maturity are classified as available for sale. Securities available for sale may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of non-interest income. Premiums and discounts are recognized in interest income using the straight-line method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Loans and Allowance for Credit Losses:

         On January 1, 1995, the Bank adopted Statement on Financial Accounting Standards (SFAS) Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Statement No. 114, as amended, requires that the measurement of a loan's impairment be based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral. The effect of adopting Statement No. 114 was not material.

         Loans are carried at the amount of unpaid principal, adjusted for deferred loan fees, which are amortized over the term of the loan using the interest method. Interest on loans is accrued based on the principal amounts outstanding. It is the Bank's policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

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

         Other Real Estate Owned (OREO):

         OREO comprises residential properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in non-interest expense. Gains and losses realized from the sale of OREO are included in non-interest income or expense.

         Bank Premises and Equipment:

         Bank premises and equipment are stated as cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements which extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Gains or losses realized on the disposition of properties and equipment are reflected in the consolidated statements of income. Expenditures for repairs and maintenance are charged to operating expenses as incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Intangible Assets:

         Cost incurred related to goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 10 years. Computer software is recorded at cost, and amortized over three to five years.

         Income Taxes:

         The provision for Federal and State income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable income.

         Temporary differences which give rise to deferred tax assets relate principally to the allowance for credit losses, unearned income on loans, other real estate owned, accrued compensation benefits, and expense and tax credit carryovers.

         Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, accretion of discount on investment securities, and prepaid pension expense.

         Credit Risk:

         The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. The Bank had deposits and Federal funds sold of approximately $24,400,000 with one financial institution as of December 31,1997.

         Cash and Cash Equivalents:

         The Bank has included cash and due from banks, interest bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

         Net Income Per Share:

         The Bank is considered to have a simple capital structure, and net income per share of common stock has been computed based on the weighted-average shares of common stock outstanding, giving retroactive effect to stock splits and stock dividends declared.

         Financial Statement Presentation:

         Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.


Note 2. Restrictions on Cash and Due from Banks

         The Federal Reserve Board requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $2,464,000 and $2,200,000 during the years ended December 31, 1997 and 1996, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3.  Investment Securities

         Investment securities are summarized as follows:

                                                                           Gross         Gross
                                                          Amortized      Unrealized    Unrealized          Fair
         December 31, 1997                                   Cost          Gains         Losses            Value
         -----------------                              ---------------  ------------  ------------  ---------------
          Available for sale
           U.S. Treasury                                $    4,081,080    $   58,197    $    1,183   $    4,138,094
           U.S. Government agency                           12,141,760        66,145        42,385       12,165,520
           State and municipal                               6,959,106       311,471         2,251        7,268,326
           Mortgage-backed                                  16,194,063        26,140        49,676       16,170,527
                                                        ---------------  ------------  ------------  ---------------
                                                            39,376,009       461,953        95,495       39,742,467
           Federal Home Loan Bank stock                        936,400         -             -              936,400
                                                        ---------------  ------------  ------------  ---------------
                                                        $   40,312,409   $   461,953   $    95,495   $   40,678,867
                                                        ===============  ============  ============  ===============


         Held to maturity
           U.S. Treasury                                $    4,986,658   $    69,633   $     3,651   $    5,052,640
           U.S. Government agency                           35,077,853       277,037        24,452       35,330,438
           State and municipal                               1,114,293        68,648         -            1,182,941
                                                        ---------------  ------------  ------------  ---------------
                                                        $   41,178,804   $   415,318   $    28,103   $   41,566,019
                                                        ===============  ============  ============  ===============


         December 31, 1996
         -----------------
          Available for sale
           U.S. Treasury                                $    6,575,244   $    54,518   $     7,793   $    6,621,969
           U.S. Government agency                           20,625,552        43,627       199,626       20,469,553
           State and municipal                              24,612,517       568,919        26,908       25,154,528
           Mortgage-backed                                   1,913,804        24,355        25,673        1,912,486
                                                        ---------------  ------------  ------------  ---------------
                                                            53,727,117       691,419       260,000       54,158,536
           Federal Home Loan Bank stock                        748,300         -             -              748,300
                                                        ---------------  ------------  ------------  ---------------
                                                        $   54,475,417   $   691,419   $   260,000   $   54,906,836
                                                        ===============  ============  ============  ===============


         Held to maturity
           U.S. Treasury                                $    6,485,244   $    59,711   $    19,992   $    6,524,963
           U.S. Government agency                           34,067,907       270,302        23,166       34,315,043
           State and municipal                               1,113,906        44,490         -            1,158,396
                                                        ---------------  ------------  ------------  ---------------
                                                        $   41,667,057   $   374,503   $    43,158   $   41,998,402
                                                        ===============  ============  ============  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Gross            Gross
                                                     Amortized       Unrealized       Unrealized          Fair
          December 31, 1995                             Cost            Gains           Losses            Value
          -----------------                        --------------  ---------------  --------------  ---------------
          Available for sale
           U.S. Treasury                            $  10,067,337   $      142,506   $       7,845   $   10,201,998
           U.S. Government agency                      26,187,078          287,223           3,601       26,470,700
           State and municipal                         27,379,975          732,408          29,076       28,083,307
           Mortgage-backed                              3,049,947           92,520          -             3,142,467
                                                    --------------  ---------------  --------------  ---------------
                                                       66,684,337        1,254,657          40,522       67,898,472
           Federal Home Loan Bank stock                   698,700           -               -               698,700
                                                    --------------  ---------------  --------------  ---------------
                                                    $  67,383,037   $    1,254,657   $      40,522   $   68,597,172
                                                    ==============  ===============  ==============  ===============


         Held to maturity
           U.S. Treasury                            $   5,003,789   $       84,106   $       3,750   $    5,084,145
           U.S. Government agency                         997,886           10,870          -             1,008,756
                                                    --------------  ---------------  --------------  ---------------
                                                    $   6,001,675   $       94,976   $       3,750   $    6,092,901
                                                    ==============  ===============  ==============  ===============

         In 1995, the FASB granted a one-time opportunity to reclassify securities. The Bank reclassified securities with amortized cost approximating $41.2 million and net unrealized gains approximating $1.2 million from held to maturity to available for sale.

         Contractual maturities of investment securities at December 31, 1997, 1996, and 1995 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

                                                        Available for Sale                Held to Maturity
                                                     Amortized          Fair          Amortized          Fair
          December 31, 1997                             Cost            Value            Cost            Value
          -----------------                         --------------  ---------------  --------------  ---------------
         Due within one year                      $   1,615,229   $    1,617,252   $   1,000,000   $      999,060
         Due over one to five years                   9,164,702        9,335,742      18,176,856       18,333,563
         Due over five to ten years                   6,735,960        6,946,219      15,888,529       16,046,560
         Due over ten years                           5,666,062        5,672,733       6,113,419        6,186,836
         Mortgage-backed, due in monthly
          installments                               16,194,056       16,170,521               -                -
                                                  -------------   --------------   -------------   --------------
                                                  $  39,376,009   $   39,742,467   $  41,178,804   $   41,566,019
                                                  =============   ==============   =============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Available for Sale                Held to Maturity
                                                      Amortized          Fair          Amortized          Fair
         December 31, 1996                               Cost             Value           Cost            Value
         -----------------                           --------------   --------------  --------------  ---------------
           Due within one year                      $   2,728,910    $   2,733,114   $   1,500,791   $    1,506,090
           Due over one to five years                  10,870,162       10,969,608      19,969,083       20,087,636
           Due over five to ten years                  12,578,991       12,838,012      15,113,223       15,265,730
           Due over ten years                          25,635,252       25,705,658       5,083,960        5,138,946
           Mortgage-backed, due in monthly
             installments                               1,913,802        1,912,144          -                -
                                                    -------------    -------------   -------------   --------------
                                                    $  53,727,117    $  54,158,536   $  41,667,057   $   41,998,402
                                                    =============    =============   =============   ==============



                                                        Available for Sale                Held to Maturity
                                                    Amortized           Fair          Amortized          Fair
         December 31, 1995                             Cost             Value           Cost            Value
         -----------------                         --------------   --------------  --------------  ---------------
          Due within one year                      $   6,239,463    $   6,272,876   $      -        $       -
          Due over one to five years                  16,130,873       16,449,969       5,258,197        5,328,052
          Due over five to ten years                  15,308,097       15,747,636         743,478          764,849
          Due over ten years                          25,955,957       26,285,524          -                -
          Mortgage-backed, due in monthly
            installments                               3,049,947        3,142,467          -                -
                                                   --------------   --------------  --------------  ---------------
                                                   $  66,684,337    $  67,898,472   $   6,001,675   $    6,092,901
                                                   ==============   ==============  ==============  ===============

         Proceeds from sales of securities available for sale prior to maturity were $19,095,130, $10,103,956, and $20,109,830 for the years ended
         December 31, 1997, 1996 and 1995, respectively. Gains of $297,749 and losses of $26,840 were realized on those sales for 1997. Gains of $154,119 and losses of $9,554, were realized on those sales for 1996. Gains of $563,764 and losses of $72,482 were realized on those sales for 1995. Income tax expense relating to net gains on sales of investment securities was $104,570, $55,831, and $189,733 for the years ended December 31, 1997, 1996, and 1995, respectively.

         Securities with amortized costs of approximately $2,997,000, $4,999,000, and $6,008,000 were pledged as collateral for short-term borrowings and financial instruments with off-balance sheet risk at December 31, 1997, 1996 and 1995 respectively.

         Investment securities include obligations of the State of Maryland and its subdivisions with an amortized cost of $8,073,399, $16,982,447, and $18,839,735 at December 31, 1997, 1996, and 1995, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.  Loans

         Major categories of loans are as follows:

                                                                   1997                1996               1995
                                                              ----------------   ----------------  -----------------
         Mortgage
           Residential                                        $    38,048,174    $    36,504,904    $   $38,142,356
           Commercial                                              43,275,731         47,757,381         46,888,141
           Construction and land development                        4,888,634          5,514,565         14,264,761
         Lease financing                                            3,285,439          7,537,563         13,241,832
         Demand and time                                            6,678,218          9,557,470         13,123,542
         Installment                                               20,259,198         23,714,889         29,382,484
                                                              ---------------    ---------------    ---------------
                                                                  116,435,394        130,586,772        155,043,116
         Unearned income on loans                                    (750,736)          (853,766)          (873,077)
                                                              ---------------    ---------------    ---------------
                                                                  115,684,658        129,733,006        154,170,039

         Allowance for credit losses                               (4,139,396)        (5,060,592)        (3,698,271)
                                                              ---------------    ---------------    ---------------
                                                              $   111,545,262    $   124,672,414    $   150,471,768
                                                              ===============    ===============    ===============

         In December 1997, the Bank purchased a pool of thirty year fixed rate residential mortgage loans totaling $4,779,163 from a local financial institution, with an average yield of 7.78%.

         The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

         Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 1997, 1996, and 1995, the amounts of such loans outstanding were $1,270,382, $2,587,122, and $2,878,742, respectively. During 1997 loan additions and repayments were $96,048 and $1,412,788, respectively.

         The allowance for credit losses is as follows:

                                                                   1997                1996              1995
                                                              ----------------    ---------------  -----------------
         Balance, beginning of year                            $    5,060,592      $   3,698,271   $      2,763,874
         Provision for credit losses                                  270,000          6,596,000          7,925,000
         Recoveries                                                   426,604            234,614             70,047
         Loans charged off                                         (1,617,800)        (5,468,293)        (7,060,650)
                                                               --------------      -------------   ----------------
         Balance, end of year                                  $    4,139,396      $   5,060,592   $     $3,698,271
                                                               ==============      =============   ================

         Loans on which the accrual of interest has been discontinued amounted to $3,481,434, $4,545,581, and $2,374,643 at December 31, 1997, 1996,
         and 1995, respectively. Interest that would have been accrued under the terms of these loans was $307,950, 457,035, and $191,200 for the years ended December 31, 1997, 1996, and 1995, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Information regarding loans classified by the Bank as impaired are summarized as follows:

                                                                                       1997              1996
                                                                                  ---------------  -----------------
                 Loans classified as impaired                                     $    3,718,021   $      5,953,621
                 Allowance for credit losses on impaired loans                           718,787          1,232,366
                 Average balance of impaired loans                                     5,251,152          6,563,679

         Following is a summary of cash receipts on impaired loans and how they were applied:

                 Cash receipts applied to reduce principal balance                $      107,155   $        194,535
                 Cash receipts recognized as interest income                              97,948            182,795
                                                                                  ---------------  -----------------
                          Total cash receipts                                     $      205,103   $        377,330
                                                                                  ===============  =================

         The Bank identified impaired loans of $497,597 as of December 31, 1995. No specific allowance for credit losses related to impaired loans was provided. These loans were identified as impaired near the end of 1995, and no payments were received on these loans since they were classified as impaired.

         At December 31, 1997, the total recorded investment in troubled debt restructurings amounted to $344,061. The average recorded investment in troubled debt restructurings amounted to $346,540 for the year ended December 31, 1997. The allowance for loan losses relating to troubled debt restructurings amounted to $49,112 at December 31, 1997. Interest income on troubled debt restructurings of $16,408 was recognized for cash payments received in 1997.

         The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired or non-accrual loans.


Note 5.  Premises and Equipment

         A summary of premises and equipment is as follows:

                                                   Useful
                                                    lives                1997            1996             1995
                                                  ----------        ---------------  --------------  ---------------
         Land                                                       $      509,803   $     509,803    $     509,803
         Buildings                               5-50 years              3,710,425       3,713,427        3,494,122
         Equipment and fixtures                  5-30 years              3,865,902       3,640,241        3,430,771
         Construction in progress                                          102,879          46,505           29,019
                                                                    ---------------  --------------   --------------
                                                                         8,189,009       7,909,976        7,463,715
         Accumulated depreciation                                       (3,869,586)     (3,755,511)      (3,214,885)
                                                                    ---------------  --------------   --------------
                                                                    $    4,319,423   $   4,154,465    $   4,248,830
                                                                    ===============  ==============   ==============

         Depreciation expense was $532,637, $543,393, and $533,197 for the years ended December 31, 1997, 1996, and 1995, respectively. Amortization of software and intangible assets was $123,676, $110,602 and $50,332 for the years ended December 31, 1997, 1996, and 1995, respectively.

         The Bank leases its South Crain Highway branch. Minimum obligations under the lease are $23,460 per year until the lease expires in June 2000. The Bank is also required to pay maintenance costs. Total rent expense was $32,153, $37,188 and $11,681 for the years ended December 31, 1997, 1996 and 1995, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Short-term borrowings

         Short-term borrowings are as follows:

                                                                         1997            1996             1995
                                                                     --------------  --------------  ---------------
         Notes payable - U.S. Treasury                               $     889,398   $     547,937   $      282,722
         Federal funds purchased                                              -               -             975,000
         Securities sold under repurchase agreement                           -               -             500,000
                                                                     --------------  --------------  ---------------
                                                                     $     889,398   $     547,937   $    1,757,722
                                                                     ==============  ==============  ===============

         The Bank owns shares of common stock of the Federal Home Loan Bank of Atlanta (FHLB). This investment was a condition for obtaining a $26 million credit facility with the FHLB. There were no borrowings outstanding under this credit arrangement at December 31, 1997, 1996 or 1995. The credit facility is secured by a floating lien on the Bank's residential mortgage loan portfolio and by investment securities with amortized cost of $1,000,056 at December 31, 1997.

         Notes payable to the U.S. Treasury are Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balancesat a slight discount to the Federal funds rate. The note payable is secured by investment securities with an amortized cost of approximately $997,205 at December 31, 1997.

         The Bank also has available $5,000,000 in short-term secured credit and a $1,000,000 letter of credit facility from another bank for short term liquidity needs, if necessary. There were no borrowings outstanding at December 31, 1997, 1996 or 1995 under these credit lines.


Note 7.  Deposits

         Major classifications of interest-bearing deposits are as follows:

                                                                      1997              1996             1995
                                                                 ----------------  ---------------  ----------------
         NOW and SuperNOW                                        $    20,581,703   $   22,792,376   $    22,289,849
         Money Market                                                 19,876,925       26,210,655        27,602,041
         Savings                                                      43,062,001       48,192,967        46,752,665
         Certificates of Deposit, $100,000 or more                     7,464,313        8,620,096         9,844,841
         Other time deposits                                          68,473,955       77,516,951        69,484,344
                                                                 ----------------  ---------------  ----------------
                                                                 $   159,458,897   $  183,333,045   $   175,973,740
                                                                 ================  ===============  ================

         Interest expense on deposits is as follows:

                                                                      1997              1996             1995
                                                                 ----------------  ---------------  ----------------
         NOW and SuperNOW                                        $       462,395   $      599,089   $       639,800
         Money Market                                                    622,464          818,240           928,634
         Savings                                                       1,233,294        1,475,426         1,546,980
         Certificates of Deposit, $100,000 or more                       634,467          484,267           394,092
         Other time deposits                                           3,888,332        4,334,967         3,663,339
                                                                 ----------------  ---------------  ----------------
                                                                 $     6,840,952   $    7,711,989   $     7,172,845
                                                                 ================  ===============  ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 1997, the scheduled maturities of time deposits are approximately as follows:

                                                                  1997
                                                            ---------------
             1998                                           $   46,854,000
             1999                                               13,812,000
             2000                                                9,699,000
             2001                                                3,525,000
             2002 and thereafter                                 2,048,000
                                                            ---------------
                                                            $   75,938,000
                                                            ===============

         Deposit balances of executive officers and directors and their affiliated interests totaled approximately $485,000 and $1,067,000 at December 31, 1997 and 1996, respectively.

         The Bank had no brokered deposits as of and for the years ended December 31, 1997, 1996, and 1995.


Note 8.  Income Taxes

         The components of income tax benefits for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                               1997              1996             1995
                                         ----------------  ---------------  ----------------
         Current
           Federal                         $   (242,640)    $   (936,608)    $ $(1,494,542)
           State                               (335,725)        (266,880)         (240,172)
                                           ------------     ------------     -------------
                                               (578,365)      (1,203,488)       (1,734,714)
         Deferred                               263,081         (276,704)           40,270
                                           ------------     ------------     -------------
                                           $   (315,284)    $ (1,480,192)    $  (1,694,444)
             Income tax benefits           ============     ============     =============


         A reconciliation of income tax benefits computed at the statutory rate of 34 percent to the actual income tax expense for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                                      1997              1996             1995
                                                                 ----------------  ---------------  ----------------
         Income (loss) before income taxes                       $       431,963   $  (2,500,369)   $   (3,421,192)
                                                                 ================  ===============  ================
         Taxes computed at Federal income tax rate               $       146,867   $    (850,125)   $   (1,163,205)
         Increase (decrease) resulting from
           Tax-exempt income                                            (324,360)       (541,681)         (384,915)
           State income taxes, net of Federal income tax benefit        (114,147)        (90,739)         (154,710)
           Other                                                         (23,644)          2,353             8,386
                                                                 ----------------  ---------------  ----------------
             Income tax benefits                                 $      (315,284)  $  (1,480,192)   $   (1,694,444)
                                                                 ================  ===============  ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Sources of deferred income taxes and the tax effects of each for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                                         1997            1996             1995
                                                                     --------------  --------------  ---------------
         Depreciation                                                $     (23,201)  $    (30,990)    $    (5,786)
         Securities discount accretion                                       4,280          9,380          (7,465)
         Provision for credit losses                                       295,799       (241,077)        149,670
         Unearned income on loans                                           31,469        106,816         (16,343)
         Deferred compensation and benefit plans                           (61,589)       (56,096)        (79,806)
         Charitable contributions                                           (9,971)       (35,987)             -
         Write-downs on other real estate owned                             25,736        (28,192)             -
         Other                                                                 558           (558)             -
                                                                     --------------  --------------  ---------------
                Deferred income tax expense (benefits)               $     263,081   $   (276,704)   $     40,270
                                                                     ==============  ==============  ===============

         The components of the net deferred income tax benefits as of December 31, 1997, 1996, and 1995 are as follows:

                                                                         1997            1996             1995
                                                                     --------------  --------------  ---------------
         Deferred income tax benefits:
           Allowance for credit losses                               $     782,660   $   1,078,459   $      837,381
           Unearned income on loans                                           -             31,469          138,285
           Deferred compensation and benefit plans                         179,869         122,116           87,543
           Other real estate owned                                           2,456          28,192             -
           Charitable contributions                                         45,958          35,987             -
           Alternative minimum tax credits                                 780,539         538,117             -
           Other                                                              -                558             -
                                                                     --------------  --------------  ---------------
                 Total deferred income tax benefits                      1,791,482       1,834,898        1,063,209
                                                                     --------------  --------------  ---------------

         Deferred income tax liabilities:
           Accumulated depreciation                                        191,010         214,211          245,201
           Securities discount accretion                                    39,030          34,750           25,370
           Prepaid pension contributions                                    34,521          38,357           59,879
           Net unrealized appreciation on investment
             securities available for sale                                 141,526         166,614          468,899
                                                                     --------------  --------------  ---------------
                 Total deferred income tax liabilities                     406,087         453,932          799,349
                                                                     --------------  --------------  ---------------
                 Net deferred income tax benefits                    $   1,385,395   $   1,380,966   $      263,860
                                                                     ==============  ==============  ===============


Note 9.  Pension and Profit Sharing Plans

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the financial status of the plan at December 31, 1997, 1996, and 1995:

                                                                         1997            1996             1995
                                                                     --------------  --------------  ---------------
         Accumulated benefit obligation
           Vested                                                    $   2,671,233   $   2,244,790    $   2,183,088
           Nonvested                                                       119,829          28,066           63,366
                                                                     -------------   -------------    -------------
                                                                     $   2,791,062   $   2,525,451    $   2,246,454
                                                                     =============   =============    =============
                                                                     $   4,670,182   $   3,720,145    $   3,399,653
         Plan assets at fair value
         Projected benefit obligation                                   (4,124,137)     (3,804,330)      (3,365,078)
                                                                     -------------   -------------    -------------
         Plan assets in excess of (less than)
           projected benefit obligation                                    546,045         (84,185)          34,575
         Unrecognized prior service cost                                   148,730         174,327          199,924
         Unrecognized net (gain) loss                                     (556,714)         70,020           (6,440)
         Unrecognized net asset from transition                            (48,674)        (60,843)         (73,012)
                                                                     -------------   -------------    -------------
                                                                     $      89,387   $      99,319    $     155,047
         Prepaid pension expenses included in other assets           =============   =============    =============

         Net pension expense includes the following
           Service cost                                              $     218,504    $    208,566    $     177,998
           Interest cost                                                   311,064         286,590          256,958
           Actual return on assets                                        (865,268)       (284,900)        (577,586)
           Net amortization and deferral                                   568,715          15,472          364,911
                                                                     -------------   -------------    -------------
         Net pension expense                                         $     233,015   $     225,728    $     222,281
                                                                     =============   =============    =============

         Assumptions used in the accounting for net pension expense were:

         Discount rates                                                       8.5%            8.5%             8.5%
         Rate of increase in compensation levels                              6.5%            6.5%             6.5%
         Long-term rate of return on assets                                   8.5%            8.5%             8.5%

         The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The Bank's contributions to the plan are determined annually by the Board of Directors. The plan covers substantially all employees. The Bank's contributions to the plan included in expense were $83,500 and $165,100 for the years ended December 31, 1997 and 1995, respectively. No contributions were made for 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.  Post-Retirement Health Care Benefits

         The Bank provides health care benefits to employees who retire at age
         65. The plan is funded only by the Bank's monthly payments of insurance premiums due. The following table sets forth the financial status of the plan at December 31, 1997, 1996 and 1995:

                                                                         1997            1996             1995
                                                                     --------------  --------------  ---------------
         Accumulated post-retirement benefit obligation
           Retirees                                                  $     191,817   $     229,258   $      185,057
           Other active participants, not fully eligible                   482,529         648,414          482,922
                                                                     --------------  --------------  ---------------
                                                                           674,346         877,672          667,979
         Unrecognized net gain                                             359,178          23,715             -
         Unrecognized transition obligation                               (567,782)       (601,181)        (535,126)
                                                                     --------------  --------------  ---------------
         Accrued post-retirement benefit cost                        $     465,742    $    300,206   $      132,853
                                                                     ==============  ==============  ===============

         Net post-retirement benefit expense for the years ended December 31, 1997, 1996 and 1995 includes the following:

           Service cost                                               $     75,736     $    71,381     $     55,885
           Interest cost                                                    72,930          69,792           56,778
           Amortization of unrecognized transition obligation               33,399          33,399           33,399
           Amortization of net gain                                         (1,669)              -                -
                                                                      ------------     -----------     ------------
           Net post-retirement benefit expense                        $    180,396     $   174,572     $    146,062
                                                                      ============     ===========     ============

         Assumptions used in the accounting for net post-retirement benefit expense were:


         Health care cost trend rate                                          5.0%            8.0%             8.0%
         Discount rate                                                        7.0%            8.5%             8.5%


         Ifthe assumed health care cost trend rate were increased to 6.0% for 1997 and 9.0% for 1996 and 1995, the total of the service and interest cost components of net periodic post-retirement health care benefit cost would increase by $38,489, $36,816 and $28,808, for the years ended December 31, 1997, 1996 and 1995, respectively, and the accumulated post-retirement benefit obligation would increase by $218,885, $211,388 and $161,117 as of December 31, 1997, 1996 and 1995,
         respectively.

         Prior to 1995 the Company recognized post-retirement health care benefits expense as premiums were paid and did not recognize a liability for accrued post-retirement benefits.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Other Operating Expenses

         Other operating expenses include the following:

                                                                         1997            1996             1995
                                                                     --------------  --------------  ---------------
         Professional services                                       $   1,995,049   $   1,454,449   $      329,849
         Stationery, printing and supplies                                 275,020         218,397          278,366
         Postage and delivery                                              270,976         271,050          253,253
         FDIC assessment                                                    92,456          33,595          237,565
         Directors fees and expenses                                       168,061         196,622          133,202
         Marketing                                                         249,958         124,897          118,948
         Data processing                                                   135,326         129,449           97,608
         Correspondent bank services                                       119,479         115,864           78,631
         Telephone                                                          69,873          59,808           49,021
         Liability insurance                                                89,146          71,015           45,075
         Losses and expenses on real estate owned (OREO)                   143,045          45,445           23,733
         Other                                                             464,594         395,881          342,154
                                                                     --------------  --------------  ---------------
                                                                     $   4,072,983   $   3,116,472   $    1,987,405
                                                                     ==============  ==============  ===============


Note 12. Litigation and Restructuring Charges

         In 1997, the Company incurred losses of $996,161 relating to two claims involving fraudulent check endorsement issues. These nonrecurring charges are included in operating expenses for 1997.

         In 1995, two opposing groups ran for election to the Board of Directors. The Company incurred legal expenses and entered into a severance agreement with a former executive officer in connection with this restructuring at costs totaling $687,841. The Company also incurred losses of $719,800 to settle the claim of a borrower who asserted damages for discrimination. These nonrecurring charges are also included in operating expenses for 1995.


Note 13. Commitments and contingencies

         Financial instruments:

         The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

                                                                                      December 31
                                                                     -----------------------------------------------
                                                                          1997            1996             1995
                                                                     --------------  --------------  ---------------
         Loan commitments
           Construction and land development                         $     150,000   $   1,865,000   $    3,145,000
           Other mortgage loans                                            330,500         185,000          703,000
           Lease financing                                                   -               -              395,000
                                                                     --------------  --------------  ---------------
                                                                     $     480,500   $   2,050,000   $    4,243,000
                                                                     ==============  ==============  ===============
         Unused lines of credit
           Home-equity lines                                             2,629,589       2,944,867        2,678,990
           Commercial lines                                              7,524,017       8,030,635       13,430,907
           Unsecured consumer lines                                        799,826       3,434,501        2,419,052
                                                                     --------------  --------------  ---------------
                                                                     $  10,953,432   $  14,410,003   $   18,528,949
                                                                     ==============  ==============  ===============
         Letters of credit                                           $   2,221,173   $   3,132,661   $    4,297,760
                                                                     ==============  ==============  ===============

         Loan commitments and lines of credit are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Many of the loan commitments and lines of credit are expected to expire without being drawn upon; accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include deposits held in financial institutions, U.S. Treasury securities, other marketable securities, accounts receivable, inventory, property and equipment, personal residences, income-producing commercial properties, and land under development. Personal guarantees are also obtained to provide added security for certain commitments.

         Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to guarantee the installation of real property improvements and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral and obtains personal guarantees supporting those commitments for which collateral or other securities is deemed necessary.

         The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31,1997, 1996 and 1995, $70,168, $139,382 and $108,000, respectively, have been provided as an allowance for credit losses related to these financial instruments with off-balance sheet risk, which is reflected as a reduction of loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Legal proceedings:

         The Bank is a defendant in certain claims and legal actions arising in the course of business. The Bank is being sued for a total of approximately $1,700,000 in four separate cases for allegedly honoring checks with invalid endorsements. The Bank is also being sued for alleged fraud by a customer in bankruptcy seeking approximately $1,700,000 in compensatory damages. Legal counsel has advised the Bank that this plaintiff has failed to produce any evidence to support these claims and that the Bank has excellent defenses. In the opinion of management, after consultation with legal council, the ultimate disposition of these matters is not known at this time.


Note 14. Stockholders' Equity

         Restrictions on dividends:

         The Bank is subject to certain restrictions on the amount of dividends that it may pay without regulatory approval. The Bank's payment of dividends is currently restricted by a Memorandum of Understanding (see
         Note 16) which requires prior approval of the FDIC and the State Banking Commissioner of the State of Maryland for the payment of dividends by the Bank in excess of 50% of its net operating income or if the Bank's Tier 1 capital ratio would be reduced below 6%.

         Employee and directors benefit plans:

         At December 31, 1997, the Company had two types of stock-based compensation plans, which are described below. The Bank applies Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for these plans. No compensation cost has been recognized in the accompanying Consolidated Financial Statements for those plans. If compensation cost for the Company's two types of stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

         Employees who have completed one year of service are eligible to participate in the employee stock purchase plan. The plan allows employees to buy stock at 85 percent of the fair market value on the date the option is granted. The director stock purchase plan allows directors to buy stock at the fair market value on the date the option is granted. Activity under these plans is as follows:

                                                              Employees                        Directors
                                                         Shares       Prices              Shares       Prices
                                                         ------       ------              ------       ------
         December 31,1994                                   7,967    $  19.48                  927   $   22.92
         Granted                                            8,009       21.77                4,080       25.62
         Expired                                           (2,203)                            (185)
         Exercised                                         (8,143)                          (4,451)
                                                        ----------                       ----------

         December 31, 1995                                  5,630       21.77                  371       25.62
         Expired                                           (5,384)                            (371)
         Exercised                                           (246)                               -
                                                        ----------                       ----------
                                                                -                                -
         December 31, 1996 and 1997                     ==========                       ==========

         Shares reserved for issuance under the plans:

              December 31, 1997                            25,000                           21,884

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The number of shares and prices per share have been retroactively adjusted for the stock splits and dividends declared in 1995 and 1997.

         Purchase options granted on July 1, 1994 and 1995 expired on October 1, 1995 and 1996, respectively.

         The Board of Directors may suspend or discontinue any of the plans at its discretion.

         Dividend reinvestment and stock purchase plan:

         The Company's dividend reinvestment and stock purchase plan allows participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95 percent of the fair market value on the dividend payment date. During 1996 and 1995, 10,820 and 10,795 shares of common stock, respectively, were purchased under the plan. No purchases were made in 1997. At December 31, 1997, there were 116,675 shares of common stock reserved for issuance under the plan.

         In October 1996, Glen Burnie Bancorp suspended participation in the dividend reinvestment and stock purchase plan until the Company completed additional filings with the Securities and Exchange Commission in January 1998.

         The Board of Directors may suspend or discontinue the plan at its discretion.

         Stockholder purchase plan:

         The Company's stockholder purchase plan allows participating stockholders an option to purchase newly issued shares of common stock. The number of shares that may be purchased pursuant to options shall be determined by the Board of Directors. Each option will entitle the stockholder to purchase one share of common stock, and will be granted in proportion to stockholder share holdings. Options will expire no later than three months after the date of the grant. At December 31, 1997, there were 123,636 shares of common stock reserved for issuance under the plan.

         The Board of Directors may suspend or discontinue the plan at its discretion.

         Regulatory capital requirements:

         The Company and Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, 1996, and 1995, that the Company and Bank meet all capital adequacy requirements to which it is subject.

         As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A comparison of the Bank's capital as of December 31, 1997, 1996, and 1995 with its minimum requirements is approximately as follows:


                                                                                            To Be Well Capitalized
                                                                         For Capital        Under Prompt Corrective
                                                  Actual              Adequacy Purposes        Action Provisions
                                             Amount       Ratio       Amount        Ratio      Amount          Ratio
                                          -------------   -------  -------------   -------  --------------    ---------
         As of December 31, 1997
             Total Capital
                (to Risk Weighted Assets)
                Company                     $19,359,000     16.0%   $  9,656,000      8.0%                N/A
                Bank                         18,908,000     15.7%      9,649,000      8.0%   $ 12,061,000      10.0%

             Tier I Capital
                (to Risk Weighted Assets)
                Company                      17,818,000     14.8%      4,828,000      4.0%                N/A
                Bank                         17,368,000     14.4%      4,824,000      4.0%      7,237,000      6.0%

             Tier I Capital
                (to Average Assets)
                Company                      17,818,000      7.6%     14,107,000      6.0%                N/A
                Bank                         17,368,000      7.4%     14,089,000      6.0%     11,741,000      5.0%

         As of December 31, 1996
             Total Capital
                (to Risk Weighted Assets)
                Company                      19,614,000     14.0%     11,221,000      8.0%                N/A
                 Bank                        19,215,000     13.3%     11,590,000      8.0%     14,487,200      10.0%

             Tier I Capital
                (to Risk Weighted Assets)
                Company                      17,845,000     12.7%      5,610,000      4.0%                N/A
                Bank                         17,367,000     12.0%      5,789,000      4.0%      8,683,500      6.0%

             Tier I Capital
                 (to Average Assets)
                 Company                     17,845,000      7.2%     14,949,000      6.0%                N/A
                 Bank                        17,367,000      7.0%     14,886,000      6.0%     12,405,000      5.0%

         As of December 31, 1995
             Total Capital
                (to Risk Weighted Assets)
                Company                      21,226,000     13.7%     12,399,000      8.0%                N/A
                Bank                         21,168,000     13.6%     12,437,000      8.0%     15,564,700      10.0%

             Tier I Capital
                (to Risk Weighted Assets)
                Company                      19,261,000     12.4%      6,199,000      4.0%                N/A
                Bank                         19,203,000     12.4%      6,218,000      4.0%      9,292,000      6.0%

             Tier I Capital
                (to Average Assets)
                Company                      19,261,000      8.2%      9,396,000      4.0%                N/A
                Bank                         19,203,000      8.2%      9,367,000      4.0%     11,709,000      5.0%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Regulatory Matters


         In June 1996, the Bank entered into a Memorandum of Understanding (M.O.U.) with the Federal Deposit Insurance Corporation and the State Bank Commissioner of the State of Maryland to accomplish corrective actions regarding matters including violations of law, loan collection and delinquencies, loan administration, methodology for allowance for credit loss calculations, management reporting, strategic planning, and maintenance of capital.

         In July 1997, the Bank entered into a revised M.O.U., which stipulated certain dividend restrictions (see Note 14) and corrective actions regarding management, asset quality, earnings, capital, sensitivity to market risk, and risk management.

         Management believes that it is currently in substantial compliance with the terms of the revised M.O.U. at December 31, 1997.


Note 16. Fair Values of Financial Instruments

         In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 107, the estimated fair value and the related carrying values of the Company's financial instruments are as follows:


                                                               1997                              1996
                                                  -------------------------------   --------------------------------
                                                     Carrying          Fair            Carrying          Fair
                                                      Amount           Value            Amount           Value
                                                  ---------------  --------------   --------------- ----------------
         Financial assets:
            Cash and due from banks               $    8,127,732    $  8,127,732    $   10,665,680  $    10,665,680
            Interest-bearing deposits in
              other financial institutions             1,558,879       1,558,879         1,836,981        1,836,981
            Federal funds sold                        18,850,000      18,850,000        10,175,000       10,175,000
            Investment securities available
              for sale                                40,678,867      40,678,867        54,906,836       54,906,836
            Investment securities held
              to maturity                             41,178,804      41,566,019        41,667,057       41,993,324
            Loans, less allowance for
              credit losses                          111,545,262     109,301,000       124,672,414      120,992,000
            Ground rents                                 262,525         262,525           267,974          267,974
            Accrued interest receivable                1,556,971       1,556,971         1,937,928        1,937,928

         Financial liabilities:
            Deposits                                 207,110,272     207,622,000       232,745,975      232,702,000
            Short-term borrowings                        889,398         889,398           547,937          547,937
            Dividends payable                             81,146          81,146            44,193           44,193
            Accrued interest payable                     177,922         177,922           214,977          214,977

         Unrecognized financial instruments:
            Commitments to extend credit              11,433,932      11,433,932        16,460,003       16,460,003
            Standby letters of credit                  2,221,173       2,221,173         3,132,661        3,132,661

         For purposes of the disclosures of estimated fair value, the following assumptions were used.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The estimated fair values of the Company's financial instruments for 1995 are as follows:


                                                                            December 31,1995
                                                                        Carrying          Fair
                                                                         Amount           Value
                                                                      --------------  --------------
         Financial assets
            Cash and due from banks                                    $  9,450,021     $ 9,450,021
            Investment securities                                        74,598,847      74,690,073
            Variable rate loans                                          35,148,040      35,148,040
            Accrued interest receivable                                   2,154,599       2,154,599

         Financial liabilities
            Noninterest-bearing deposits                                 45,147,023      45,147,023
            Variable rate deposits                                       96,664,555      96,644,555
            Short-term borrowings                                         1,757,722       1,757,722
            Interest and dividends payable                                  447,923         447,923


         The fair values of investment securities were estimated using a matrix that considers yield to maturity, credit quality, and marketability. This method of valuation is permitted by the FASB, but may not be indicative of net realizable or liquidation values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         It was not practicable to estimate the fair value of loans with fixed maturities, deposit liabilities with fixed maturities, or outstanding credit commitments. The Company did not have available resources to estimate fair values based on quoted prices or discounted cash flows for individual accounts or groups of accounts.

         Maturities and weighted-average interest rates on loans and deposits with fixed maturities were as follows:

                                                                    December 31, 1995
                                                                     Amount        Rate
                                                                 ---------------  --------
         Loans
           Maturing within one year                              $   21,326,466      8.7%
           Maturing over one to five years                           48,258,718      9.0%
           Maturing over five years                                  50,309,892      9.1%
                                                                 ---------------
                                                                 $  119,895,076
                                                                 ===============

         Deposits
           Maturing within three months                          $   17,035,145      5.7%
           Maturing over three to six months                         16,598,147      5.8%
           Maturing over six months to one year                      13,014,695      5.7%
           Maturing over one to five years                           32,681,198      6.5%
                                                                 ---------------
                                                                 $   79,329,185
                                                                 ===============


Note 17. Adoption of Recently Issued Accounting Pronouncements

         Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121), requires that certain long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the sum of expected future cash flows is less than the carrying amount of the asset and its face value. An impairment loss is measured based on the difference between the carrying amount of the asset and its fair value. The Bank adopted this pronouncement in 1996, and there are no other asset impairment adjustments reflected in the 1997 and 1996 consolidated financial statements, except those assets classified as Other Real Estate Owned (OREO).

         Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122), requires that rights to serviced mortgage loans be recognized as an intangible asset when the underlying loans are sold and the servicing rights related to these loans are retained. The standard also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of such rights. The Bank adopted this pronouncement in 1996, and there were no loans sold for which it had maintained servicing rights. Accordingly, adoption of this pronouncement has no effect on the 1997 and 1996 consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Adoption of Recently Issued Accounting Pronouncements (continue)

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), establishes additional standards for reporting and display of "comprehensive income" and its components on the Company's financial statements. Adoption of this pronouncement will be effective for 1998 and the Company would be reporting its net change in unrealized appreciation on securities available for sale as other comprehensive income and total net unrealized appreciation on securities available for sale reflected in stockholders' equity as accumulated other comprehensive income.

         Comprehensive income, as determined under SFAS No. 130 for 1997, 1996, and 1995 would be as follows:

                                                                   1997               1996               1995
                                                              ----------------   ----------------  -----------------
         Net income (loss)                                    $       747,247    $    (1,020,177)  $     (1,726,748)
         Net change in unrealized appreciation on
           available for sale securities                              (39,873)          (480,431)           754,435
                                                              ----------------   ----------------  -----------------

         Comprehensive income (loss)                          $       707,374     $   (1,500,608)  $       (972,313)
                                                              ================   ================  =================

Note 18.  Public Filings

         Per filings with the Securities and Exchange Commissions in January 1998, a competing financial institution has contracted to acquire approximately 19% ownership in the Company from two stockholders. This financial institution has indicated in the filings that it would ultimately like to merge and take control of the Company.

Note 19.  Litigation Settlement

         In February 1998 the Bank received $1,125,000 in a settlement claim with a former insurance provider.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Parent Company Financial Information

         The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

                                                      Balance Sheets
         ----------------------------------------------------------------------------------------------------------
         December 31,                                                 1997              1996             1995
         ----------------------------------------------------------------------------------------------------------
                                                 Assets
         Cash                                                    $       166,195     $    122,167      $   264,757
         Investment in The Bank of Glen Burnie                        18,514,844       18,109,107       20,478,884
         Investment in GBB Properties, Inc.                              365,341          373,357             -
         Other assets                                                      1,259           25,932           27,142
                                                                 ----------------  ---------------  ---------------
                Total assets                                     $    19,047,639     $ 18,630,563      $20,770,783
                                                                 ================  ===============  ===============

                   Liabilities and Stockholders' Equity

         Dividend payable                                        $        81,146   $       44,193      $   218,208
         Due to affiliates                                                 1,903             -              15,189
                                                                 ----------------  ---------------  ---------------
                Total liabilities                                         83,049           44,193          233,397
                                                                 ----------------  ---------------  ---------------

         Stockholders' equity
             Common stock                                             10,927,688        8,838,588        8,728,383
             Surplus                                                   6,575,053        6,192,900        5,917,043
             Retained earnings                                         1,236,917        3,290,077        5,146,724
             Net unrealized appreciation on securities
               available for sale, net of income taxes                   224,932          264,805          745,236
                                                                 ----------------  ---------------  ---------------
                Total stockholders' equity                            18,964,590       18,586,370       20,537,386
                                                                 ----------------  ---------------  ---------------
                Total liabilities and stockholders' equity       $    19,047,639   $   18,630,563   $   20,770,783
                                                                 ================  ===============  ===============
                                                   Statements of Income
         ----------------------------------------------------------------------------------------------------------
         Years Ended December 31,                                     1997              1996             1995
         ----------------------------------------------------------------------------------------------------------
         Dividends from subsidiaries                             $       312,097    $     885,000    $     315,000
         Expenses                                                          3,704            6,632           61,775
                                                                 ----------------  ---------------  ---------------
         Income before income taxes and equity
           in undistributed net income
           of subsidiaries                                               308,393          878,368          253,225
         Income tax benefit                                                1,259            2,255           21,056
         Equity in undistributed net income (losses)
           of subsidiaries                                               437,595       (1,900,800)      (2,001,029)
                                                                 ----------------  ---------------  ---------------

                     Net income (loss)                            $      747,247   $   (1,020,177)  $   (1,726,748)
                                                                 ================  ===============  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 Statements of Cash Flows
         ----------------------------------------------------------------------------------------------------------
         Years Ended December 31,                                     1997              1996             1995
         ----------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:

           Net income (loss)                                       $     747,247    $ (1,020,177)   $  (1,726,748)
           Adjustments to reconcile net income (loss) to net
             cash provided (used) by operating activities:
                (Increase) decrease in other assets                       24,674           1,210          (10,560)
                (Decrease) increase in due to subsidiaries                 1,903         (10,000)        (264,551)
                Equity in net (income) losses of subsidiaries           (437,595)      1,900,800        2,001,029
                                                                 ----------------  ---------------  ---------------
                  Net cash provided (used) by operating
                     activities                                          336,229         871,833             (830)
                                                                 ----------------  ---------------  ---------------

         Cash flows from investing activities:
           Disposal of land                                                -                 -            384,700
           Capital contributed to subsidiary                               -            (390,000)             -
                                                                 ----------------  ---------------  ---------------

                  Net cash provided (used) by investing
                     activities                                            -            (390,000)         384,700
                                                                 ----------------  ---------------  ---------------

         Cash flows from financing activities:
           Proceeds from dividend reinvestment plan                        -             380,678          382,967
           Proceeds from sales of common stock                             -               5,384          276,054
           Dividends paid                                               (292,201)     (1,010,485)        (778,134)
                                                                 ----------------  ---------------  ---------------

                  Net cash used in financing activities                 (292,201)       (624,423)        (119,113)
                                                                 ----------------  ---------------  ---------------

         Increase (decrease) in cash and cash equivalents                 44,028        (142,590)         264,757

         Cash and cash equivalents, beginning of year                    122,167         264,757              -
                                                                 ----------------  ---------------  ---------------

         Cash and cash equivalents, end of year                    $     166,195    $    122,167    $     264,757
                                                                 ================  ===============  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 21. Quarterly Results of Operations (Unaudited)

         The following is a summary of the Company's unaudited quarterly results of operations:


                                 1997                                          Three months ended
         -----------------------------------------------------------------------------------------------------------
         (Dollars in thousands, except per share amounts)         December 31    September 30   June 30    March 31
         -----------------------------------------------------------------------------------------------------------
         Interest income                                               $4,131          $4,290    $4,468      $4,587
         Interest expense                                               1,621           1,697     1,755       1,836
         Net interest income                                            2,510           2,593     2,713       2,751
         Provision for credit losses                                    -               -           -           270
         Net securities gains                                              44             223         1           3
         Income (loss) before income taxes                                184             140     (256)         364
         Net income                                                       168             193        11         375
         Net income per share                                          $ 0.15           $0.18    $ 0.01      $ 0.34

                                 1996                                          Three months ended
         -----------------------------------------------------------------------------------------------------------
         (Dollars in thousands, except per share amounts)         December 31    September 30   June 30    March 31
         -----------------------------------------------------------------------------------------------------------
         Interest income                                               $4,567          $4,789    $4,466      $4,824
         Interest expense                                               1,925           1,947     1,917       1,973
         Net interest income                                            2,642           2,842     2,549       2,851
         Provision for credit losses                                    3,771             375     2,075         375
         Net securities gains                                              50               6         2          87
         Income (loss) before income taxes                             (2,599)            585    (1,342)        856
         Net income (loss)                                             (1,436)            450      (671)        637
         Net income (loss) per share                                   $(1.33)         $  .41    $ (.61)     $  .59

                                 1995                                          Three months ended
         -----------------------------------------------------------------------------------------------------------
         (Dollars in thousands, except per share amounts)         December 31    September 30   June 30    March 31
         -----------------------------------------------------------------------------------------------------------
         Interest income                                               $4,667          $4,739    $4,661      $4,534
         Interest expense                                               1,973           1,874     1,768       1,647
         Net interest income                                            2,694           2,865     2,893       2,887
         Provision for credit losses                                    7,275             150       225         275
         Net securities gains                                             377              16       106           8
         Income (loss) before income taxes                             (6,987)          1,262     1,214       1,090
         Net income (loss)                                             (4,185)            855       847         756
         Net income (loss) per share                                   $(3.93)         $  .80    $  .80      $  .71

                                   SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GLEN BURNIE BANCORP

March 27, 1998                   By: /s/ F. William Kuethe, Jr.
                                     --------------------------
                                        F. William Kuethe, Jr.
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ F. William Kuethe, Jr.                              March 27, 1998
      ---------------------------------------
      F. William Kuethe, Jr.
      President and  Chief Executive Officer
      (Principal Executive Officer)

By:   /s/ John E. Porter                                      March 27, 1998
      ---------------------------------------
      John E. Porter
      Chief Financial Officer
      (Principal Financial Officer)

By:   /s/ Beatrice S. McQuarrie                               March 27, 1998
      -------------------------------------
      Beatrice S. McQuarrie
      Assistant Treasurer of the Bank
      (Principal Accounting Officer)

By:   /s/ John E. Demyan                                      March 27, 1998
      -------------------------------------
      John E. Demyan
      Chairman of the Board

By:   /s/ Theodore L. Bertier, Jr.                            March 27, 1998
      -------------------------------------
      Theodore L. Bertier, Jr.
      Director

By:   /s/ Shirley E. Boyer                                    March 27, 1998
      -------------------------------------
      Shirley E. Boyer
      Director

By:   /s/ Thomas Clocker                                      March 27, 1998
      -------------------------------------
      Thomas Clocker
      Director

By:   /s/ Alan E. Hahn                                        March 27, 1998
      -------------------------------------
      Alan E. Hahn
      Director

By:   /s/ Charles L. Hein                                   March 27, 1998
      -------------------------------------
      Charles L. Hein
      Director


By:   /s/ F. W. Kuethe, III                                 March 27, 1998
      -------------------------------------
      F. W. Kuethe, III
      Director


By:
      -------------------------------------
      Eugene P. Nepa
      Director


By:   /s/ William N. Scherer                                March 27, 1998
      -------------------------------------
      William N. Scherer
      Director


By:   /s/ Karen B. Thorwarth                                March 27, 1998
      -------------------------------------
      Karen B. Thorwarth
      Director


By:   /s/ Mary Lou Wilcox                                   March 27, 1998
      -------------------------------------
      Mary Lou Wilcox
      Director