Form 10-Q
period 1998-03-31
GLEN BURNIE BANCORP
filed 1998-05-15
CIK 890066

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-Q

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

              Commission file number    0-24047
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

     The number of outstanding shares of the registrant's common stock as of March 31, 1998 was 1,094,319.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
        (dollars in thousands, except per share amounts)
                       (Unaudited)

                                                        MARCH 31,       DECEMBER 31,
                                                          1998              1997
                                                      ------------      -----------
                                      ASSETS

Cash and due from banks. . . . . . . . . . . . . .   $ 10,144           $  9,687
Federal funds sold . . . . . . . . . . . . . . . .      7,273             18,850
Investment securities available for sale,
  at fair value. . . . . . . . . . . . . . . . . .     41,441             40,679
Investment securities held to maturity,
  at cost (fair value March 31: $41,717;
  December 31: $41,566)  . . . . . . . . . . . . .     41,286             41,179
Loans receivable, net of allowance for
  credit losses March 31: $3,888;
  December 31: $4,139. . . . . . . . . . . . . . .    109,563            111,545
Premises and equipment at cost, net of
  accumulated depreciation . . . . . . . . . . . .      4,477              4,319
Other real estate owned. . . . . . . . . . . . . .        748                749
Goodwill . . . . . . . . . . . . . . . . . . . . .        408                422
Other assets . . . . . . . . . . . . . . . . . . .      5,001              4,493
                                                     --------           --------
            Total assets . . . . . . . . . . . . .   $220,341           $231,900
                                                     ========           ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

           LIABILITIES:
Deposits . . . . . . . . . . . . . . . . . . . . .   $198,363           $207,110
Short-term borrowings. . . . . . . . . . . . . . .        557                890
Other liabilities. . . . . . . . . . . . . . . . .      2,456              4,935
                                                     --------           --------
          Total liabilities. . . . . . . . . . . .   $201,376           $212,935
                                                     --------           --------
          STOCKHOLDERS' EQUITY:

Common stock, par value $10, authorized 5,000,000
   shares; issued and outstanding:  March 31:
   1,094,319 shares; December 31: 1,092,768
   shares. . . . . . . . . . . . . . . . . . . . .     10,943             10,928
Surplus. . . . . . . . . . . . . . . . . . . . . .      6,575              6,575
Retained earnings. . . . . . . . . . . . . . . . .      1,151              1,237
Accumulated other comprehensive income . . . . . .        296                225
                                                     --------           --------
           Total stockholders' equity. . . . . . .     18,965             18,965
                                                     --------           --------
           Total liabilities and stockholders'
             equity. . . . . . . . . . . . . . . .   $220,341           $231,900
                                                     ========           ========

See accompanying notes to condensed consolidated financial statements.

                 GLEN BURNIE BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (dollars in thousands, except per share amounts)
                              (Unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    -------------------------
                                                      1998            1997
                                                    --------        --------
Interest income on
   Loans, including fees . . . . . . . . . . . . .  $    2,575    $    2,860
   U.S. Treasury and U.S. Government
     agency securities . . . . . . . . . . . . . .       1,155         1,278
   State and municipal securities. . . . . . . . .         112           346
   Other . . . . . . . . . . . . . . . . . . . . .         154           104
                                                    ----------    ----------
    Total interest income. . . . . . . . . . . . .       3,996         4,588
                                                    ----------    ----------

Interest expense on
   Deposits. . . . . . . . . . . . . . . . . . . .       1,532         1,826
   Short-term borrowings . . . . . . . . . . . . .           8            10
                                                    ----------    ----------
       Total interest expense. . . . . . . . . . .       1,540         1,836
                                                    ----------    ----------

          Net interest income. . . . . . . . . . .       2,456         2,752

Provision for credit losses. . . . . . . . . . . .           0           270
                                                    ----------    ----------
          Net interest income after provision
            for credit losses. . . . . . . . . . .       2,456         2,482
                                                    ----------    ----------

Other income
   Service charges on deposit accounts . . . . . .         288           266
   Other fees and commissions. . . . . . . . . . .          51            55
   Other non-interest income . . . . . . . . . . .       1,144            29
   Gains on investment securities. . . . . . . . .          32             3
                                                    ----------    ----------
       Total other income. . . . . . . . . . . . .       1,515           353
                                                    ----------    ----------
Other expenses
   Salaries and employee benefits. . . . . . . . .       1,283         1,235
   Occupancy . . . . . . . . . . . . . . . . . . .         327           323
   Other expenses. . . . . . . . . . . . . . . . .       2,447           912
                                                    ----------    ----------
       Total other expenses. . . . . . . . . . . .       4,057         2,470
                                                    ----------    ----------

Income before income taxes . . . . . . . . . . . .         (86)          365

Income tax expense (benefit) . . . . . . . . . . .         (89)          (10)
                                                    ----------    ----------
Net income . . . . . . . . . . . . . . . . . . . .  $        3    $      375
                                                    ==========    ==========
Basic earnings (loss) per share of common stock. .  $   0.0027    $     0.34
                                                    ==========    ==========

Weighted-average shares of common stock
  outstanding. . . . . . . . . . . . . . . . . . .   1,093,111     1,092,768
                                                    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                 GLEN BURNIE BANCORP AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           (dollars in thousands, except per share amounts)
                              (Unaudited)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
                                                      1998           1997
                                                    --------       --------
Net income . . . . . . . . . . . . . . . . . . . .  $    3        $    375

Other comprehensive income (expense),
   net of tax
   Unrealized gains (losses) on available-for-sale
     investment securities . . . . . . . . . . . .     116            (275)

     Less applicable income taxes (benefits) . . .      45            (106)
                                                    ------         -------
                                                        71            (169)
                                                    ------         -------
Comprehensive income . . . . . . . . . . . . . . .  $   74         $   206
                                                    ======         =======

See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         (dollars in thousands, except per share amounts)
                           (Unaudited)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     ---------------------
                                                       1998          1997
                                                     --------     --------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . $      3     $    375
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization, and accretion . . . .      139          214
   Provision for credit losses . . . . . . . . . . .        0          270
   Changes in assets and liabilities:
      (Increase) decrease in other assets. . . . . .     (575)        (594)
      Decrease in other liabilities. . . . . . . . .   (2,472)      (1,604)
                                                     --------     --------
Net cash used by operating activities. . . . . . . . $ (2,905)    $ (1,339)
                                                     --------     --------

Cash flows from investing activities:
    Proceeds from disposals of investment
      securities . . . . . . . . . . . . . . . . . .    9,807        3,582
    Purchases of investment securities . . . . . . .  (10,529)      (9,830)
    Decrease in loans, net . . . . . . . . . . . . .    1,982        4,776
    Purchases of premises and equipment. . . . . . .     (314)        (208)
    Purchases of other real estate . . . . . . . . .        0          (20)
    Proceeds from sales of premises and
      equipment. . . . . . . . . . . . . . . . . . .        0            5
                                                     --------     --------
Net cash provided (used) by investing activities . .      946       (1,695)
                                                     --------     --------

Cash flows from financing activities:
    Increase (decrease) in deposits, net . . . . . .   (8,747)      (8,167)
    Increase (decrease) in short-term borrowings . .     (333)       2,368
    Dividends paid . . . . . . . . . . . . . . . . .      (81)         (44)
                                                     --------     --------
Net cash provided (used) by financing activities . .   (9,161)      (5,843)
                                                     --------     --------

Increase (decrease) in cash and cash equivalents . .  (11,120)      (8,877)

Cash and cash equivalents, beginning of year . . . .   28,537       22,678
                                                     --------     --------
Cash and cash equivalents, end of period . . . . . . $ 17,417     $ 13,801
                                                     ========     ========

See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1998 and 1997.

     Operating results for the three-month period ended March
31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - EARNINGS PER SHARE
         ------------------

     Information for net income per share and weighted average shares outstanding for prior periods have been restated to reflect 1% stock dividends declared in June, September and December 1997 and a 20% stock dividend paid in January 1998.

NOTE 3 - ADOPTION OF NEW FINANCIAL ACCOUNTING STANDARDS
         ----------------------------------------------

     On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expense, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of the statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $3,000 ($0.0027 basic earnings per share) for the first quarter of 1998 compared to first quarter 1997 consolidated net income of $375,000 ($0.34 basic earnings per share). The decrease in first quarter consolidated net income was primarily attributable to additional reserves for litigation and legal and other expenses related to a proxy contest at the 1998 Annual Meeting of Stockholders which was held in March 1998.

     NET INTEREST INCOME. The Company's consolidated net interest income prior to provisions for credit losses was $2,456,000 for the first quarter of 1998 compared to $2,752,000 for the same period in 1997, a decrease of $296,000, or 10.8%. The decrease in net interest income for the three month period was primarily attributable to a decline in interest income which offset a smaller decrease in interest expense. Interest income declined $592,000 (12.9%) for the three months ended March 31, 1998, compared to the same period in 1997. The decline in interest income was attributable principally to a decline in earning assets. Interest expense declined $296,000 (16.1%) for the three-month period ended March 31, 1998, compared to the same period in 1997. The tax-equivalent net interest margin for the three months ended March 31, 1998 was 4.98%, compared to 4.95% for the three months ended March 31, 1997. The increase in net interest margin for the three months ended March 31, 1998 was primarily due to an increase in the ratio of interest-earning assets to interest-bearing liabilities as a result of the run-off of interest-bearing deposits during the quarter. This has had the effect of increasing the proportion of funding from non-interest bearing demand accounts.

     PROVISION FOR CREDIT LOSSES. During the three months ended March 31, 1998, the Company made no provision for credit losses, compared to $270,000 in provisions during the three months ended March 31, 1997. The decrease in provision reflects lower charge-off activity and a reduction in classified loans during the 1998 period. During the three months ended March 31, 1998, the Company recorded net charge-offs of $251,000, compared to $1,046,000 in net charge-offs during the three months ended March 31, 1997.

     OTHER INCOME. Other income increased $1,162,000 (329.2%) during the three months ended March 31, 1998 compared to the same period in 1997. The increase in other income reflects income attributable to an insurance settlement with the Company's fidelity bond insurer during the first quarter of 1998.

     OTHER EXPENSE. Other expense increased by $1,587,000, or 64.3%, for the quarter compared to the same quarter in 1997, primarily due to management's determination to establish additional reserves for litigation. In addition, the Company experienced a significant increase in legal and professional fees in connection with a proxy contest at the 1998 Annual Meeting of Stockholders.

     INCOME TAXES. During the three months ended March 31, 1998, the Company recorded an income tax benefit of $89,000, compared to a tax benefit of $10,000, during the three months
ended March 31, 1997.   Due primarily to its holdings of tax-
exempt state, county and municipal securities, the Company recorded tax losses during the three months ended March 31, 1998 and 1997. These net operating losses were applied to prior years' earnings resulting in tax benefits in each of the periods. The Company has recently reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S. Government agency securities, the income on
which is not exempt from federal taxation.   Accordingly, the
Company anticipates an increase in taxable income which may reduce the availability of future tax benefits.

FINANCIAL CONDITION

     The Company's assets declined to $220,341,000 at March 31, 1998 from $231,900,000 at December 31, 1997 primarily due to a decline in the balance of federal funds sold. The Company also continued to experience loan portfolio run-off. The Bank's net loans totaled $109,563,000 at March 31, 1998, compared to $111,545,000 on December 31, 1997, a decrease of $1,982,000
(1.8%). The Bank experienced its most significant declines in the commercial loan and commercial and residential mortgage portfolios which declined by approximately $1.0 million, $1.0 million and $1.8 million, respectively, during the quarter. The Bank attributes these declines to refinancing of residential mortgages at other lenders and increased competition for the small business customer which is the Bank's primary market. These declines were partially offset by the Bank's indirect lending program which was begun in January and has grown to a portfolio of over $3.0 million at March 31, 1998.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $82,727,000 at March 31, 1998, a $869,000 or 1.1%, increase from $81,858,000 at
December 31, 1997. The aggregate market value of investment securities held by the Bank as of March 31, 1998 was $83,158,000 compared to $82,245,000 as of December 31, 1997, a $913,000
(1.1%) decrease.

     Deposits as of March 31, 1998 totaled $198,363,000, a decrease of $8,747,000 (4.2%) for the year to date. Demand deposits as of March 31, 1998 totaled $43,387,000 which is a decrease of $4,264,000 (8.9%) from $47,651,000 at December 31,
1997. NOW accounts as of March 31, 1998 totaled $20,723,000 which is an increase of $141,000 (0.7%) from $20,582,000 at December 31, 1997. Money market accounts rose by $787,000 (4%) for the year to date to total $19,090,000 on March 31, 1998. Savings deposits decreased by $1,086,000 or 2.5%, year to date. Meanwhile, certificates of deposit over $100,000 totaled $9,658,000 on March 31, 1998, an increase of $2,194,000 (29.4%)
from December 31, 1997. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $63,240,000 on March 31, 1998, a $5,234,000 (7.6%) increase from December 31, 1997.

     ASSET QUALITY. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                             AT                   AT
                                          MARCH 31,           DECEMBER 31,
                                            1998                 1997
                                         ------------         ------------
                                               (Dollars in thousands)
Restructured Loans . . . . . . . . . . .  $   --              $  344
Non-accrual Loans:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . .  $1,019              $1,078
     Commercial. . . . . . . . . . . . .     756                 761
   Real estate -- construction . . . . .     474                 608
   Installment . . . . . . . . . . . . .     465                 665
   Credit card & related . . . . . . . .      --                  --
   Commercial. . . . . . . . . . . . . .     344                 369
                                          ------              ------
       Total nonaccrual loans. . . . . .   3,058               3,481
Accruing Loans Past Due 90 Days or More:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . .      14                   5
     Commercial. . . . . . . . . . . . .      --                  --
   Real estate -- construction . . . . .      --                  --
   Installment . . . . . . . . . . . . .      --                  --
   Credit card & related . . . . . . . .      --                  --
   Commercial. . . . . . . . . . . . . .      --                  --
                                          ------              ------
       Total accruing loans past
        due 90 days or more. . . . . . .      14                   5
                                          ------              ------
       Total non-accrual and past
        due loans. . . . . . . . . . . .  $3,072              $3,486
                                          ======              ======
Non-accrual and past due loans to
  gross loans. . . . . . . . . . . . . .    2.71%               3.01%
                                          ======              ======
Allowance for credit losses to non-
  accrual and past due loans . . . . . .  126.57%             118.73%
                                          ======              ======

     At March 31, 1998, there were $765,715 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses for the three months ended March 31, 1998 and 1997 were as follows:


                                                  THREE MONTHS ENDED
                                                     MARCH 31,
                                                ---------------------
                                                  1998          1997
                                                --------     --------
                                                (DOLLARS IN THOUSANDS)
Beginning balance. . . . . . . . . . . . . .    $  4,139     $  5,061
                                                --------     --------
Charge-offs. . . . . . . . . . . . . . . . .        (325)      (1,093)
Recoveries . . . . . . . . . . . . . . . . .          74           47
                                                --------     --------
Net charge-offs. . . . . . . . . . . . . . .        (251)      (1,046)
Provisions charged to operations . . . . . .           0          270
                                                --------     --------
Ending balance . . . . . . . . . . . . . . .    $  3,888     $  4,285
                                                ========     ========

Average loans. . . . . . . . . . . . . . . .    $115,743     $127,951
Net charge-offs to average loans . . . . . .        0.22%        0.82%


    Net charge-offs during the three months ended March 31,
1998 declined to $251,000 from $1,046,000 during the comparable
period in 1997.   The Company attributes the reduction in
charge-off activity to improvements in asset quality.

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

    The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 1998, totaled $17,417,000, a decrease of $11,120,000 (39.0%) from the
December 31, 1997 total of $28,537,000.

    The Bank may draw on a $22,634,000 line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of March 31, 1998, however, no amounts were outstanding under this line. The Bank also has a secured $5.0 million of credit from another commercial bank on which no amounts were outstanding on March 31, 1998.

    The Company's stockholders' equity remained constant at $18,965,000 as dividends accrued offset increases in the equity account attributable to earnings and an increase in net unrealized appreciation on securities available for sale. Net unrealized appreciation on securities available for sale increased $71,000 to $296,000 at March 31, 1998 from $225,000 at
December 31, 1997 as a declining rate environment increased the market value of the available for sale portfolio. Retained earnings, however, declined by $86,000 as the result of the accrual of $74,000 for cash dividends to be paid after the end of the quarter. Included in the accrual was $15,000 transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

    The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 1998, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.09%, a Tier 1 risk-based capital ratio of 14.87% and a total risk-based capital ratio of 16.14%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK

    Not applicable.

              PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On February 13, 1998 the Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on February 13, 1998. Each Right entitles a registered stockholder to purchase from the Company one share of Common Stock on the date of exercise, at a Purchase Price of $100.00, subject to adjustment. The Rights are not exercisable until the "Distribution Date" and will expire at the close of business on February 13, 2008, unless earlier redeemed. The "Distribution Date" will occur upon the earlier of (i) 10 days following a public announcement that a person other than an Exempt Person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 10% of more of the outstanding shares of Common Stock or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 10% or more of such outstanding shares of Common Stock. Additional information about the Rights distributed to stockholders may be found in the Rights Agreement that is attached as an exhibit to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    On March 12, 1998, the registrant held its annual meeting of stockholders to elect twelve directors and authorize the Board to appoint an auditing firm for 1998. Directors Theodore
L. Bertier, Jr., Shirley E. Boyer, Thomas Clocker, John E. Demyan, Alan E. Hahn, Charles L. Hein, F. William Kuethe, Jr., Frederick W. Kuethe, III, Eugene P. Nepa, William N. Scherer, Sr., Karen B. Thorwarth and Mary Lou Wilcox were each re-elected to the Board of Directors of Glen Burnie Bancorp.

    The following is a record of the votes cast in the election of directors:

    NOMINEE                            FOR           NOMINEE               FOR
    -------                            ---           -------               ---
    Theodore L. Bertier, Jr.         563,075        Parker Chapman         457,966
    Shirley E. Boyer                 562,769        Larry Craine           457,966
    Thomas Clocker                   562,219        Susan Demyan           459,069
    John E. Demyan                   561,666        Richard Fine           459,069
    Alan E. Hahn                     562,952        Steven Goff            457,966
    Charles L. Hein                  562,952        James North            457,966
    F. William Kuethe, Jr.           561,972        Charles Phelps         457,719
    Frederick W. Kuethe, III         561,913        William D. Schaefer    457,966
    Eugene P. Nepa                   563,075        Matthew Shimoda        459,069
    William N. Scherer, Sr.          563,075        Ronald Staines         457,966
    Karen B. Thorwarth               563,075        Michael Watson         457,719
    Mary Lou Wilcox                  563,075        Neil Williams          459,069

     In addition, there were 33,269 broker non-votes.

     The second matter submitted to stockholder to authorize the Board of Directors to select an outside accounting firm for the 1998 fiscal year was also approved by a vote cast of 551,427 For and 455,561 Against. In addition, there were 33,269 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - The following exhibits are filed with this report.

          27.1 Financial Data Schedule (EDGAR Only).

          27.2 Restated Financial Data Schedule (EDGAR Only).

     (b) Reports on Form 8-K. On March 2, 1998, Glen Burnie Bancorp filed a Form 8-K which reported, under Item 5, the adoption of a Stockholder Rights Plan by the Board of Directors on February 13, 1998. No financial statements were filed with this report.

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

                              GLEN BURNIE BANCORP
                              -------------------
                              (Registrant):



Date: May 14, 1998            By:/s/ John E. Porter
                                 ----------------------------
                                 John E. Porter
                                 Chief Financial Officer
                                 (Duly authorized officer and
                                 principal financial officer)