Form 10-Q
period 1998-06-30
GLEN BURNIE BANCORP
filed 1998-08-14
CIK 890066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                 Commission File Number:  0-24047


                         GLEN BURNIE BANCORP
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Maryland                             52-1782444
-------------------------------           ---------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

   101 Crain Highway, S.E., Glen Burnie, Maryland      21061
   ----------------------------------------------    ---------
      (Address of principal executive offices)       (Zip Code)

                              410-766-3300
        ----------------------------------------------------
        (Registrant's telephone number, including area code)

                             Not applicable
       -------------------------------------------------------
       (Former name, former address and former fiscal year, if
                      changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                         ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of outstanding shares of the registrant's common stock as of June 30, 1998 was 1,095,968.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                    JUNE 30,          DECEMBER 31,
                                                      1998                1997
          ASSETS                                   ---------           ----------
Cash and due from banks . . . . . . . . . . . . .  $  14,962            $   9,687
Federal funds sold. . . . . . . . . . . . . . . .      3,259               18,850
Investment securities available for sale,
  at fair value . . . . . . . . . . . . . . . . .     30,208               40,679
Investment securities held to maturity,
  at cost (fair value June 30: $43,714;
  December 31: $41,566) . . . . . . . . . . . . .     43,375               41,179
Loans receivable, net of allowance for credit
  losses June 30: $3,695; December 31: $4,139 . .    112,439              111,545
Premises and equipment at cost, net of
  accumulated depreciation. . . . . . . . . . . .      4,381                4,319
Other real estate owned . . . . . . . . . . . . .        741                  749
Goodwill. . . . . . . . . . . . . . . . . . . . .        395                  422
Other assets. . . . . . . . . . . . . . . . . . .      4,583                4,470
                                                   ---------            ---------
        Total assets                               $ 214,343            $ 231,900
                                                   =========            =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES:

Deposits. . . . . . . . . . . . . . . . . . . . .  $ 191,913            $ 207,110
Short-term borrowings . . . . . . . . . . . . . .        838                  890
Other liabilities . . . . . . . . . . . . . . . .      2,596                4,935
                                                   ---------            ---------
        Total liabilities . . . . . . . . . . . .  $ 195,347            $ 212,935
                                                   =========            =========
      STOCKHOLDERS' EQUITY:

Common stock, par value $10, authorized 5,000,000
 shares; issued and outstanding: June 30: 1,195,968
 shares; December 31: 1,092,768 shares. . . . . .     10,960               10,928

Surplus . . . . . . . . . . . . . . . . . . . . .      6,575                6,575

Retained earnings . . . . . . . . . . . . . . . .      1,294                1,237

Net unrealized appreciation on investments available
 for sale, net of income taxes. . . . . . . . . .        167                  225
                                                   ---------            ---------
        Total stockholders' equity  . . . . . . .     18,996               18,965
                                                   ---------            ---------
        Total liabilities and stockholders'
          equity. . . . . . . . . . . . . . . . .  $ 214,343            $ 231,900
                                                   =========            =========


See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                           (UNAUDITED)


                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                  JUNE 30
                                              1998        1997       1998          1997
                                           ----------------------  ----------------------

Interest income on:
 Loans, including fees . . . . . . . . . . $    2,595  $    2,754  $    5,170  $    5,614
 U.S. Treasury and U.S. Government
   agency securities . . . . . . . . . . .      1,160       1,311       2,315       2,589
 State and municipal securities. . . . . .         79         348         191         694
 Other . . . . . . . . . . . . . . . . . .         96          56         250         160
                                           ----------  ----------  ----------  ----------
        Total interest income. . . . . . .      3,930       4,469       7,926       9,057
                                           ----------  ----------  ----------  ----------
Interest expense on:
 Deposits. . . . . . . . . . . . . . . . .      1,514       1,720       3,046       3,546
 Short-term borrowings . . . . . . . . . .          6          35          14          45
       Total interest expense. . . . . . .      1,520       1,755       3,060       3,591
                                           ----------  ----------  ----------  ----------
          Net interest income. . . . . . .      2,410       2,714       4,866       5,466

Provision for credit losses. . . . . . . .          0           0           0         270
                                           ----------  ----------  ----------  ----------
          Net interest income after
            provision for credit losses. .      2,410       2,714       4,866       5,196
                                           ----------  ----------  ----------  ----------
Other income:
 Service charges on deposit accounts . . .        292         268         580         534
 Other fees and commissions. . . . . . . .         49          48         100         103
 Other non-interest income . . . . . . . .         39          49       1,183          78
 Gains on investment securities. . . . . .        219           1         251           4
                                           ----------  ----------  ----------  ----------
       Total other income. . . . . . . . .        599         366       2,114         719
                                           ----------  ----------  ----------  ----------

Other expenses:
 Salaries and employee benefits. . . . . .      1,211       1,300       2,494       2,535
 Occupancy . . . . . . . . . . . . . . . .        344         312         671         635
 Other expenses. . . . . . . . . . . . . .      1,083       1,723       3,530       2,635
                                           ----------  ----------  ----------  ----------
       Total other expenses. . . . . . . .      2,638       3,335       6,695       5,805
                                           ----------  ----------  ----------  ----------
Income before income taxes . . . . . . . .        371        (255)        285         110

Income tax expense (benefit) . . . . . . .        141        (266)         52        (276)
                                           ----------  ----------  ----------  ----------
Net income . . . . . . . . . . . . . . . . $      230  $       11  $      233  $      386
                                           ==========  ==========  ==========  ==========
Net income per share of common stock . . . $     0.21  $     0.01  $     0.21  $     0.35
                                           ==========  ==========  ==========  ==========
Weighted-average shares of common stock
  outstanding  . . . . . . . . . . . . . .  1,094,680   1,092,768   1,093,900   1,092,768
                                           ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                  JUNE 30
                                              1998        1997       1998          1997
                                           ----------------------  ----------------------
Net income . . . . . . . . . . . . . . . .  $   230     $    11     $   233     $   386

Other comprehensive income (expense),
   net of tax

  Unrealized gains (losses) securities:

    Unrealized holding gains (losses)
      arising during period. . . . . . . .        2         414          71         (19)

    Less: reclassification adjustment for
      gain included in net income. . . . .     (116)          0        (116)          0
                                            -------     -------     -------     -------

Comprehensive income . . . . . . . . . . .  $   116     $   245     $   188     $   367
                                            =======     =======     =======     =======


See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                      ------------------------
                                                        1998            1997
                                                      --------        --------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . .  $   233         $   386
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization, and accretion . . . .      187             370
   Provision for credit losses . . . . . . . . . . .        0             270
   Changes in assets and liabilities:
      (Increase) decrease in other assets. . . . . .      (77)           (442)
      Decrease (increase) in other liabilities . . .   (2,323)         (1,527)
                                                     --------        --------

Net cash provided (used) by operating activities . .   (1,980)           (943)
                                                     --------        --------
Cash flows from investing activities:
  Proceeds from disposals of investment securities .   28,426           5,549
  Purchases of investment securities . . . . . . . .  (20,097)        (11,930)
  (Increase) decrease in loans, net. . . . . . . . .     (894)         11,053
  Purchases of premises and equipment. . . . . . . .     (366)           (476)
  Purchases of other real estate . . . . . . . . . .        0            (417)
  Disposal of other real estate. . . . . . . . . . .        2             222
  Proceeds from sales of premises and equipment. . .        2               5
                                                     --------        --------

Net cash provided (used) by investing activities . .    7,073           4,006
                                                     --------        --------
Cash flows from financing activities:
    Increase (decrease) in deposits, net . . . . . .  (15,197)        (16,386)
    Increase (decrease) in short-term borrowings . .      (52)          3,495
    Dividends paid . . . . . . . . . . . . . . . . .     (176)           (185)
    Issuance of common stock . . . . . . . . . . . .       16               0
                                                     --------        --------

Net cash provided (used) by financing activities . .  (15,409)        (13,076)
                                                     --------        --------

Increase (decrease) in cash and cash equivalents . .  (10,316)        (10,013)

Cash and cash equivalents, beginning of year . . . .   28,537          22,678
                                                     --------        --------
Cash and cash equivalents, end of period . . . . . . $ 18,221        $ 12,665
                                                     ========        ========



See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 1998 and 1997.

     Operating results for the three and six-month periods ended
June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $230,000 ($0.21 basic earnings per share) for the second quarter of 1998 compared to second quarter 1997 consolidated net income of $11,000 ($0.01 basic earnings per share). Year-to-date consolidated net income for the six months ending June 30, 1998 was $233,000 ($0.21 basic earnings per share) compared to $386,000 ($0.35 basic earnings per share) for the six months ended June 30, 1997. The increase in second quarter consolidated net income was primarily attributable to a reduction in other expense which with an increase in other income offset a decline in net interest income. For the six-month period, the Company's earnings were adversely affected by higher other expense, reduced net interest income and the absence of an income tax benefit which offset an improvement in other income and a reduced provision for credit losses.

     NET INTEREST INCOME. The Company's consolidated net interest income prior to provisions for credit losses for the three and six months ended June 30, 1998 was $2,410,000 and $4,866,000, respectively, compared to $2,714,000 and $5,466,000, respectively, for the same periods in 1997, a decrease of $304,000, or 11% for the three-month period and a decrease of $600,000 or 11% for the six-month period. The decreases in net interest income for the three and six month periods were primarily attributable to a decrease in the relative volume of interest-earning assets. Interest income declined $539,000 (12%) for the three months ended June 30, 1998 and declined $1,131,000 (12.5%) for the six months ended June 30, 1998, compared to the same periods in 1997. The declines in interest income were attributable to reduced volumes. Interest expense declined $235,000 (13%) for the three months ended June 30, 1998 and declined $531,000 (15%) for the six months ended June 30, 1998, compared to the same periods in 1997. The tax-equivalent net interest margins for the three and six months ended June 30, 1998 were 5.23% and 5.04%, respectively, compared to 5.17% and 5.03% for the three and six months ended June 30, 1997, respectively. The increases in net interest margins for the three and six months ended June 30, 1998 were primarily due to a shift in the composition of interest-earning assets from investment securities to higher yielding loans.

     PROVISION FOR CREDIT LOSSES. The Company made no provision for credit losses during the three and six month periods ended June 30, 1998 compared to no provision and $270,000 in provisions for credit losses during the three and six months ended June 30, 1997, respectively. The absence of provisions reflects improved asset quality and lower charge-off activity during the 1998 period. As of June 30, 1998, the allowance for credit losses equaled 144.34% of non-accrual and past due loans compared to 118.73% at December 31, 1997 and 109.55% at June 30, 1997. During the three months ended June 30, 1998, the Company recorded net charge-offs of $193,000 and for the six month period recorded net charge-offs of $444,000 compared to $76,000 in net recoveries during the three months ended June 30, 1997 and $970,000 in net charge-offs during the six months ended June 30, 1997.

     OTHER INCOME. Other income increased $233,000 (64%) and $1,395,000 (194%), respectively, during the three and six months ended June 30, 1998 compared to the prior year periods. The increase in other income during the three months ended June 30, 1998 was attributable to increased gains on disposals of investment securities. Other income for the six-month period increased due to an insurance settlement during the first quarter as well as increased gains on investment securities.

     OTHER EXPENSE. Other expense decreased by $697,000 or 21%, for the quarter and increased by $890,000, or 15%, for the six-month period compared to the same periods in 1997. The increase in other expense during the six month period reflects the establishment of a $1.1 million litigation reserve during the first quarter of 1998. Other expense declined in the second quarter as the result of reductions in a variety of expense categories.

     INCOME TAXES. During the three and six months ended June 30, 1998, the Company recorded income tax expense of $141,000 and $52,000, respectively, compared to tax benefits of $266,000 and $276,000, respectively, during the three and six months ended June 30, 1997. During the 1997 periods, the Company recorded tax losses due primarily to its holdings of tax-exempt state, county and municipal securities. The Company has recently reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S. Government agency securities, the income on which is not exempt from federal taxation. Accordingly, the Company reported taxable income during the 1998 periods.

FINANCIAL CONDITION

     The Company's assets decreased to $214,343,000 at June 30, 1998 from $231,900,000 at December 31, 1997 primarily due to a reduction in federal funds sold. The Bank's net loans totaled $112,439,000 at June 30, 1998, compared to $111,545,000 on
December 31, 1997, an increase of $894,000 (0.8%). The increase in loans was primarily attributable to the Bank's recently introduced indirect automobile lending program. At June 30, 1998, indirect loans totaled $8,339,000 compared to none at December 31, 1997. The Bank's other loan portfolios have held steady or declined during the year.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $73,583,000 at June 30, 1998, a $8,275,000 or 10%, decrease from $81,858,000 at
December 31, 1997. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 1998, totaled $18,221,000 a decrease of $10,316,000 (36%) from the
December 31, 1997 total of $28,536,611. The aggregate market value of investment securities held by the Bank as of June 30, 1998 was $73,922,000 compared to $82,245,000 as of December 31,
1997, a $8,323,000 (10%) decrease.

     Deposits as of June 30, 1998 totaled $191,913,000 a decrease of $15,197,000 (7%) for the year to date. Demand deposits as of June 30, 1998 totaled $39,916,000 which is a decrease of $7,735,000 (16%) from $47,651,000 at December 31,
1997. NOW accounts as of June 30, 1998 totaled $20,242,000 which is a decrease of $340,000 (2%) from $20,582,000 at December 31, 1997. Money market accounts decreased $790,000 (4%) for the year to date to total $19,087,000 on June 30, 1998. Savings deposits decreased by $1,774,000, or 4%, for the year to date. Meanwhile, certificates of deposit over $100,000 totaled $9,519,000 on June 30, 1998, a decrease of $552,000 (5.5%) from
December 31, 1997. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $61,861,000 on June 30, 1998, a $4,007,000
(6%) decrease from December 31, 1997.

     Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                      AT             AT
                                                   JUNE 30,      DECEMBER 31,
                                                     1998           1997
                                                  ---------      -----------
                                                    (Dollars in thousands)
Restructured Loans . . . . . . . . . . . . . . .  $     107       $     344
                                                  =========       =========
Non-accrual Loans:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . . . . . .  $     379       $   1,078
     Commercial. . . . . . . . . . . . . . . . .        997             761
   Real estate -- construction . . . . . . . . .        316             608
   Installment . . . . . . . . . . . . . . . . .        479             665
   Credit card & related . . . . . . . . . . . .         --              --
   Commercial. . . . . . . . . . . . . . . . . .        343             369
                                                  ---------       ---------
       Total nonaccrual loans. . . . . . . . . .      2,514           3,481

Accruing Loans Past Due 90 Days or More:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . . . . . .         21               5
     Commercial. . . . . . . . . . . . . . . . .         --              --
   Real estate -- construction . . . . . . . . .         --              --
   Installment . . . . . . . . . . . . . . . . .         --              --
   Credit card & related . . . . . . . . . . . .         25              --
   Commercial. . . . . . . . . . . . . . . . . .         --              --
                                                  ---------       ---------
     Total accruing loans past due
       90 days or more . . . . . . . . . . . . .         46               5
                                                  ---------       ---------
     Total non-accrual and past due loans. . . .  $   2,560       $   3,486
                                                  =========       =========
Non-accrual and past due loans to gross loans. .       2.28%           3.13%
                                                  =========       =========
Allowance for credit losses to non-accrual
  and past due loans . . . . . . . . . . . . . .     144.34%         118.73%
                                                  =========       =========

     At June 30, 1998, there were $501,000 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses for the six months ended June 30, 1998 and 1997 were as follows:

<CAPTION
                                           SIX MONTHS ENDED
                                                JUNE 30,
                                        ----------------------
                                          1998          1997
                                        --------      --------
                                        (DOLLARS IN THOUSANDS)
Beginning balance. . . . . . . . . . .  $  4,139      $  5,061
                                        --------      --------
Charge-offs. . . . . . . . . . . . . .      (664)       (1,339)
Recoveries . . . . . . . . . . . . . .       220           369
                                        --------      --------
Net charge-offs. . . . . . . . . . . .      (444)         (970)
Provisions charged to operations . . .         0           270
                                        --------      --------
Ending balance . . . . . . . . . . . .  $  3,695      $  4,361
                                        ========      ========

Average loans. . . . . . . . . . . . .  $114,999      $119,549
Net charge-offs to average loans . . .      0.39%         0.81%


     Net charge-offs during the six months ended June 30, 1998 declined to $444,000 from $970,000 during the comparable period
in 1997.   The Company attributes the reduction in charge-off
activity to an improvement in asset quality as the Company has reduced nonperforming assets both in dollar volume and as a percentage of the loan portfolio.

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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 1998, totaled $18,221,000 a decrease of $10,316,000
(36%) from the December 31, 1997 total of $28,537,000.

     The Bank may draw on a $22,634,000 line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of June 30, 1998, however, no amounts were outstanding under this line. The Bank also has a secured $5.0 million of credit from another commercial bank on which no amounts were outstanding on June 30, 1998.

     The Company's stockholders' equity increased $31,000 or 0.2%, during the six months ended June 30, 1998, as earnings offset decreases in the equity account attributable to dividends accrued and a decrease in net unrealized appreciation on securities available for sale. Net unrealized appreciation on securities available for sale decreased $58,000 to $167,000 at June 30, 1998 from $225,000 at December 31, 1997 as a result of calls and sales of available-for-sale securities. Retained earnings, however, increased by only $57,000 as the result of the accrual of $70,000 for cash dividends to be paid after the end of the quarter. In addition, $16,000 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 1998, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.08%, a Tier 1 risk-based capital ratio of 14.44% and a total risk-based capital ratio of 15.71%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK

     Not applicable.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On July 27, 1998, the Company settled Commercial and Farmers Bank v. The Bank of Glen Burnie, Case No. 03-C-96-002941 (Balt. Cty Cir. Ct. filed March 25, 1996) which was one of three suits filed by creditors of a company controlled by Mr. Brian Davis alleging in each case that the Bank had negotiated checks for loan proceeds over forged endorsements. The settlement will have no financial statement impact since the Company had previously established reserves in an amount sufficient to cover the settlement amount.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following exhibits are filed with this report.

          27.1 Financial Data Schedule (EDGAR Only).

          27.2 Restated Financial Data Schedule (EDGAR Only).

     (b) Reports on Form 8-K. On June 17, 1998, Glen Burnie Bancorp filed a Form 8-K which reported, under Item 5, that the Federal Deposit Insurance Corporation ("FDIC") and the Maryland Commissioner of Financial Regulation had advised the main subsidiary, The Bank of Glen Burnie, that the Memorandum of Understanding was terminated. No financial statements were filed with this report.

                            SIGNATURES
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GLEN BURNIE BANCORP
                                (Registrant):



Date: August 13, 1998       By: /s/ John E. Porter
                                ------------------
                                John E. Porter
                                Chief Financial Officer
                                (Duly Authorized Representative
                                and Principal Financial Officer)