Form 10-Q
period 1998-09-30
GLEN BURNIE BANCORP
filed 1998-11-13
CIK 890066

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

     The number of outstanding shares of the registrant's common stock as of September 30, 1998 was 1,095,968.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                  SEPTEMBER 30,        DECEMBER 31,
                                                      1998                1997
          ASSETS                                   ---------           ----------
Cash and due from banks. . . . . . . . . . . . . .   $  8,279          $  9,687
Federal funds sold . . . . . . . . . . . . . . . .        959            18,850
Investment securities available for sale,
  at fair value. . . . . . . . . . . . . . . . . .     25,209            40,679
Investment securities held to maturity, at cost
  (fair value September 30: $54,564;
  December 31: $41,567). . . . . . . . . . . . . .     53,698            41,179
Loans receivable, net of allowance for credit
  losses September 30: $3,130, December 31:
  $4,139 . . . . . . . . . . . . . . . . . . . . .    119,834           111,545
Premises and equipment at cost, net of
  accumulated depreciation . . . . . . . . . . . .      4,450             4,319
Other real estate owned. . . . . . . . . . . . . .      1,100               749
Goodwill . . . . . . . . . . . . . . . . . . . . .        381               422
Other assets . . . . . . . . . . . . . . . . . . .      4,329             4,470
                                                     --------          --------
           Total assets. . . . . . . . . . . . . .   $218,239          $231,900
                                                     ========          ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           LIABILITIES:

Deposits . . . . . . . . . . . . . . . . . . . . .   $196,289          $207,110
Short-term borrowings. . . . . . . . . . . . . . .        786               890
Other liabilities. . . . . . . . . . . . . . . . .      1,663             4,935
                                                     --------          --------
          Total liabilities. . . . . . . . . . . .   $196,738          $212,935
                                                     --------          --------

          STOCKHOLDERS' EQUITY:

Common stock, par value $10, authorized 5,000,000
  shares; issued and outstanding:  September 30:
  1,098,020  shares; December 31: 1,092,768
  shares . . . . . . . . . . . . . . . . . . . . .   $ 10,980          $ 10,928
Surplus. . . . . . . . . . . . . . . . . . . . . .      6,646             6,575
Retained earnings. . . . . . . . . . . . . . . . .      1,657             1,237
Net unrealized appreciation on investments
  available for sale, net of income taxes. . . . .        218               225
                                                     --------          --------
          Total stockholders' equity . . . . . . .     19,501            18,965
                                                     --------          --------
          Total liabilities and stockholders'
            equity. . . . . . .  . . . . . . . . .   $218,239          $231,900
                                                     ========          ========


See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                           (UNAUDITED)


                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                              1998        1997       1998          1997
                                           ----------------------  ----------------------

Interest income on:
   Loans, including fees . . . . . . . . . $    2,650  $    2,639  $    7,820  $    8,253
   U.S. Treasury and U.S. Government
     agency securities . . . . . . . . . .      1,143       1,398       3,377       3,987
   State and municipal securities. . . . .         11         164         202         858
   Other . . . . . . . . . . . . . . . . .        182          89         513         249
                                           ----------  ----------  ----------  ----------
        Total interest income. . . . . . .      3,986       4,290      11,912      13,347
                                           ----------  ----------  ----------  ----------
Interest expense on:
   Deposits. . . . . . . . . . . . . . . .      1,531       1,682       4,577       5,228
   Short-term borrowings . . . . . . . . .          6          15          20          60
                                           ----------  ----------  ----------  ----------
       Total interest expense. . . . . . .      1,537       1,697       4,597       5,288
                                           ----------  ----------  ----------  ----------
          Net interest income. . . . . . .      2,449       2,593       7,315       8,059

Provision for credit losses. . . . . . . .       (500)          0        (500)        270
                                           ----------  ----------  ----------  ----------
          Net interest income after
            provision for credit losses. .      2,949       2,593       7,815       7,789
                                           ----------  ----------  ----------  ----------
Other income:
   Service charges on deposit accounts . .        301         328         881         862
   Other fees and commissions. . . . . . .         51          50         151         153
   Other non-interest income . . . . . . .         28           0       1,211          78
   Gains on investment securities. . . . .        165         223         416         227
                                           ----------  ----------  ----------  ----------
       Total other income. . . . . . . . .        545         601       2,659       1,320
                                           ----------  ----------  ----------  ----------
Other expenses:
   Salaries and employee benefits. . . . .      1,268       1,308       3,762       3,843
   Occupancy . . . . . . . . . . . . . . .        351         321       1,022         956
   Other expenses. . . . . . . . . . . . .        980       1,425       4,510       4,060
                                           ----------  ----------  ----------  ----------
       Total other expenses. . . . . . . .      2,599       3,054       9,294       8,859
                                           ----------  ----------  ----------  ----------
Income before income taxes . . . . . . . .        895         140       1,180         250

Income tax expense (benefit) . . . . . . .        379         (53)        431        (329)
                                           ----------  ----------  ----------  ----------
Net income . . . . . . . . . . . . . . . . $      516  $      193  $      749  $      579
                                           ==========  ==========  ==========  ==========

Net income per share of common stock . . . $     0.47  $     0.18  $     0.68  $     0.53
                                           ==========  ==========  ==========  ==========
Weighted-average shares of common stock
   outstanding. . . . . . . . . . . . . .   1,096,527   1,092,768   1,094,785   1,092,768
                                           ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                              1998        1997       1998          1997
                                           ----------------------  ----------------------
Net income . . . . . . . . . . . . . . . .  $   516     $   193     $   749     $   579

Other comprehensive income (expense),
   net of tax

  Unrealized gains (losses) securities:

    Unrealized holding gains (losses)
      arising during period. . . . . . . .      133         124         251         115

    Less: reclassification adjustment for
      gain included in net income. . . . .     (101)       (137)       (255)       (139)
                                            -------     -------     -------     -------

Comprehensive income . . . . . . . . . . .  $   548     $   180     $   745     $   555
                                            =======     =======     =======     =======


See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      -----------------------
                                                        1998           1997
                                                      --------       --------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . .   $    749     $    579
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization, and accretion . . . .        177          261
   Provision for credit losses . . . . . . . . . . .       (500)         270
   Changes in assets and liabilities:
      (Increase) decrease in other assets. . . . . .        186         (580)
      Decrease in other liabilities. . . . . . . . .     (3,228)      (1,088)
                                                       --------     --------
Net cash used by operating activities. . . . . . . .   $ (2,616)    $   (558)
                                                       --------     --------

Cash flows from investing activities:
    Proceeds from disposals of investment
      securities . . . . . . . . . . . . . . . . . .     41,789       31,848
    Purchases of investment securities . . . . . . .    (38,572)     (29,450)
    (Increase) decrease in loans, net. . . . . . . .     (7,789)      14,441
    Purchases of premises and equipment. . . . . . .       (597)        (691)
    Purchases of other real estate . . . . . . . . .       (359)        (596)
    Disposal of other real estate. . . . . . . . . .          2          407
    Proceeds from sales of premises and equipment. .         18            5
                                                       --------     --------
Net cash provided (used) by investing activities . .     (5,508)      15,964
                                                       --------     --------

Cash flows from financing activities:
    Decrease in deposits, net. . . . . . . . . . . .    (10,821)     (27,743)
    Increase (decrease) in short-term borrowings . .       (104)         468
    Dividends paid . . . . . . . . . . . . . . . . .       (337)        (238)
    Issuance of common stock . . . . . . . . . . . .         87           --
                                                       --------     --------
Net cash used by financing activities. . . . . . . .    (11,175)     (27,513)
                                                       --------     --------
Decrease in cash and cash equivalents. . . . . . . .    (19,299)     (12,107)

Cash and cash equivalents, beginning of year . . . .     28,537       22,678
                                                       --------     --------
Cash and cash equivalents, end of period . . . . . .   $  9,238     $ 10,571
                                                       ========     ========



See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 1998 and 1997.

     Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $516,000 ($0.47 basic earnings per share) for the third quarter of 1998 compared to third quarter 1997 consolidated net income of $193,000 ($0.18 basic earnings per share). Year-to-date consolidated net income for the nine months ending September 30, 1998 was $749,000 ($0.68 basic earnings per share) compared to $579,000 ($0.53 basic earnings per share) for the nine months ended September 30, 1997. The increase in third quarter consolidated net income was primarily attributable to a recapture of loss reserves and a reduction in other expense which offset declines in net interestincome and other income. For the nine-month period, the Company's earnings also benefitted from the recapture of loss reserves as well as an increase in other income which offset declines in net interest income and an increase in other expense.

     NET INTEREST INCOME. The Company's consolidated net interest income prior to provisions for credit losses for the three and nine months ended September 30, 1998 was $2,449,000 and $7,315,000, respectively, compared to $2,593,000 and $8,059,000, respectively, for the same periods in 1997, a decrease of $144,000, or 5% for the three-month period and a decrease of $744,000 or 9% for the nine-month period. The decreases in net interest income for the three and nine month periods were primarily attributable to declining interest income which outstripped declining interest expense. Interest income declined $304,000 (7%) for the three months ended September 30, 1998 and declined $1,435,000 (11%) for the nine months ended September 30, 1998, compared to the same periods in 1997. The declines in interest income were attributable to decreases in yields on investment securities due to calls of higher yielding securities and lower yields on loans due to declining rates and increased competition. Interest expense declined $160,000 (9%) for the three months ended September 30, 1998 and declined $691,000 (13%) for the nine months ended September 30, 1998, compared to the same periods in 1997. The tax-equivalent net interest margins for the three and nine months ended September 30, 1998 were 4.82% and 4.84%, respectively, compared to 4.94% and 5.13% for the three and nine months ended September 30, 1997, respectively. The narrowing in net interest margins for the three and nine months ended September 30, 1998 were primarily due to declining yields on interest-earning assets.

     PROVISION FOR CREDIT LOSSES. For the three and nine months ended September 30, 1998, the Company had a provision of $(500,000) due to the recapture of loss allowances during the third quarter. During the three months ended September 30, 1997, the Company had no provisions and during the nine months ended September 30, 1997 had $270,000 in provisions. The recapture of reserves reflects improved asset quality and lower charge-off activity during the 1998 periods. As of September 30, 1998, the allowance for credit losses equaled 159.78% of non-accrual and past due loans compared to 118.73% at December 31, 1997 and 100.00% at September 30, 1997. During the three months ended September 30, 1998, the Company recorded net charge-offs of $65,000 and for the nine-month period recorded net charge-offs of $509,000 compared to $85,000 in net recoveries during the three months ended September 30, 1997 and $1,055,000 in net charge-offs during the nine months ended September 30, 1997.

     OTHER INCOME. Other income decreased $56,000 (9%) and increased $1,339,000 (101%), respectively, during the three and nine months ended September 30, 1998 compared to the prior year periods. The decrease in other income during the three months ended September 30, 1998 was attributable to decreased gains on sales of investment securities. The Company's gains on sales are primarily attributable to maturities and issuer calls of securities in portfolio which declined during the quarter.
Other income for the nine-month period increased due primarily to an insurance settlement during the first quarter reflected in other non-interest income.

     OTHER EXPENSE. Other expense decreased by $455,000 or 15%, for the quarter and increased by $435,000, or 5%, for the nine-month period compared to the same periods in 1997. The increase in other expense during the nine month period reflects the establishment of a $1.1 million litigation reserve during the first quarter of 1998. Other expense declined in the third quarter as the result of reductions in other expense and salaries and employee benefits. Included in other expense for the third quarter was approximately $450,000 related to the settlement of McCafferty's,

Inc. v. Bank of Glen Burnie Adversary Case. The settlement remains subject to the approval of the Bankruptcy Court. This settlement expense was partially offset by the recapture of $325,000 in unused reserves previously set aside for the settlement of other litigation.

     INCOME TAXES. During the three and nine months ended September 30, 1998, the Company recorded income tax expense of $379,000 and $431,000, respectively, compared to tax benefits of $53,000 and $329,000, respectively, during the three and nine months ended September 30, 1997. During the 1997 periods, the Company recorded tax losses due primarily to its holdings of tax-exempt state, county and municipal securities. The Company has recently reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S. Government agency securities, the income on which is not exempt from federal taxation. Accordingly, the Company reported taxable income during the 1998 periods.

FINANCIAL CONDITION

     The Company's assets decreased to $218,239,000 at September 30, 1998 from $231,900,000 at December 31, 1997 primarily due to a reduction in securities and federal funds. The Bank's net loans totaled $119,834,000 at September 30, 1998, compared to $111,545,000 on December 31, 1997, an increase of $8,289,000 (7%). The increase in loans was primarily attributable to the Bank's recently introduced indirect automobile lending program. At September 30, 1998, indirect loans totaled $17,461,707 compared to none at December 31, 1997. The Bank's other loan portfolios have held steady or declined during the year.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $78,907,000 at September 30, 1998, a $2,951,000 or 4% decrease from $81,858,000 at December 31, 1997. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 1998, totaled $9,238,000 a decrease of $19,299,000 (68%)
from the December 31, 1997 total of $28,537,000. The aggregate market value of investment securities held by the Bank as of September 30, 1998 was $79,773,000 compared to $82,245,000 as of
December 31, 1997, a $2,472,000 (3%) decrease.

     Deposits as of September 30, 1998 totaled $196,289,000 a decrease of $10,821,000 (5%) for the year to date. Demand deposits as of September 30, 1998 totaled $40,943,000 which is a decrease of $6,708,000 (14%) from $47,651,000 at December 31,
1997. NOW accounts as of September 30, 1998 totaled $19,139,000 which is a decrease of $1,443,000 (7%) from $20,582,000 at
December 31, 1997. Money market accounts increased $316,000 (2%) for the year to date to total $20,193,000 on September 30, 1998. Savings deposits decreased by $1,073,000, or 2%, for the year to date. Meanwhile, certificates of deposit over $100,000 totaled $10,929,000 on September 30, 1998, an increase of $858,000 (9%) from December 31, 1997. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $62,923,000 on September 30, 1998, a $2,945,000 (4%) decrease from December 31, 1997.

     ASSET QUALITY. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                      AT             AT
                                                  SEPTEMBER 30,  DECEMBER 31,
                                                     1998           1997
                                                  ---------      -----------
                                                    (Dollars in thousands)
Restructured Loans . . . . . . . . . . . . . .     $  105         $  344
                                                   ======         ======
Non-accrual Loans:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . . . . .     $  342         $1,078
     Commercial. . . . . . . . . . . . . . . .        514            761
   Real estate -- construction . . . . . . . .        316            608
   Installment . . . . . . . . . . . . . . . .        500            665
   Credit card & related . . . . . . . . . . .         --             --
   Commercial. . . . . . . . . . . . . . . . .        280            369
                                                   ------         ------
       Total nonaccrual loans. . . . . . . . .      1,952          3,481
Accruing Loans Past Due 90 Days or More:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . . . . .          7              5
     Commercial. . . . . . . . . . . . . . . .         --             --
   Real estate -- construction . . . . . . . .         --             --
   Installment . . . . . . . . . . . . . . . .         --             --
   Credit card & related . . . . . . . . . . .         --             --
   Commercial. . . . . . . . . . . . . . . . .         --             --
                                                   ------         ------
       Total accruing loans past due
         90 days or more . . . . . . . . . . .          7              5
                                                   ------         ------
       Total non-accrual and past due loans. .     $1,957         $3,486
                                                   ======         ======
Non-accrual and past due loans to
  gross loans. . . . . . . . . . . . . . . . .       1.63%          3.13%
                                                   ======         ======
Allowance for credit losses to non-accrual
  and past due loans . . . . . . . . . . . . .     159.78%        118.73%
                                                   ======         ======

     At September 30, 1998, there were $328,000 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses for the nine months ended September 30, 1998 and 1997 were as follows:

<CAPTION
                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                        ----------------------
                                          1998          1997
                                        --------      --------
                                        (DOLLARS IN THOUSANDS)
Beginning balance. . . . . . . . . . . . $  4,139    $  5,061
                                         --------    --------
Charge-offs. . . . . . . . . . . . . . .      766       1,441
Recoveries . . . . . . . . . . . . . . .      257         386
                                         --------    --------
Net charge-offs. . . . . . . . . . . . .      509       1,055
Provisions charged to operations . . . .     (500)        270
                                         --------    --------
Ending balance . . . . . . . . . . . . . $  3,130    $  4,276
                                         ========    ========

Average loans. . . . . . . . . . . . . . $116,014    $121,358
Net charge-offs to average loans . . . .     0.44%       0.87%

     Net charge-offs during the nine months ended September 30, 1998 declined to $509,000 from $1,055,000 during the comparable
period in 1997.   The Company attributes the reduction in
charge-off activity to an improvement in asset quality as the Company has reduced nonperforming assets both in dollar volume and as a percentage of the loan portfolio.

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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 1998, totaled $9,238,000 a decrease of $19,219,000
(68%) from the December 31, 1997 total of $28,537,000.

     The Bank may draw on a $26.0 million line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of September 30, 1998, however, no amounts were outstanding under this line. The Bank also has a secured $5.0 million of credit from another commercial bank on which $500,000 was outstanding on September 30, 1998.

     The Company's stockholders' equity increased $536,000 or 3%, during the nine months ended September 30, 1998, as earnings offset decreases in the equity account attributable to dividends accrued and a decrease in net unrealized appreciation on securities available for sale. Net unrealized appreciation on securities available for sale decreased $7,000 to $218,000 at September 30, 1998 from $225,000 at December 31, 1997 as a result of calls and sales of available-for-sale securities. Retained earnings, however, increased by only $420,000 as the result of the accrual of

$73,000 for cash dividends to be paid after the end of the quarter. In addition, $36,000 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 1998, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.35%, a Tier 1 risk-based capital ratio of 13.9% and a total risk-based capital ratio of 15.17%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK

     Not applicable.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On August 24, 1998, the Bank agreed to a settlement of McCafferty's Inc. v. Bank of Glen Burnie Adversary Case, Case No. 96-5137-ED (U.S. Bankr. Ct. D. Md. filed March 20, 1998). Pursuant to this agreement, the Bank would pay $450,000 to settle all claims by plaintiff. The settlement is subject to the approval of the Bankruptcy Court.

     On August 24, 1998, the Maryland Court of Appeals upheld the judgement of $284,000 previously rendered in favor of plaintiffs in Elkridge National Bank v. the Bank of Glen Burnie.

     On September 4, 1998, Beal GMC v. The Bank of Glen
Burnie,Case No. C96-32383OC (Md. Cir Ct. Anne Arundel City filed
October 2, 1996) was dismissed pursuant to a settlement agreement. The settlement agreement did not require any payments by the Bank.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.  The following exhibits are filed with this
          --------    report.

          27.1 Financial Data Schedule (EDGAR Only).

          27.2 Restated Financial Data Schedule (EDGAR Only).

     (b)  REPORTS ON FORM 8-K.  None.
          -------------------

                            SIGNATURES
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GLEN BURNIE BANCORP
                                (Registrant):



Date: November 13, 1998     By: /s/ John E. Porter
                                ------------------
                                John E. Porter
                                Chief Financial Officer
                                (Duly Authorized Representative
                                and Principal Financial Officer)