Form 10-K
period 1998-12-31
GLEN BURNIE BANCORP
filed 1999-03-30
CIK 890066

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                           Commission File No. 0-24047

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

                         Common Stock, par value $10.00
                         ------------------------------
                                (Title of Class)

                          Common Stock Purchase Rights
                          ----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $13.1 million based on the most recent sales price of $23.00 per share of the registrant's Common Stock as of such date as reported on the OTC Bulletin Board(R). For purposes of this calculation only, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 23, 1999:  898,290

                       DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Proxy Statement for 1999 Annual Meeting of Stockholders.
      (Part III)


================================================================================

                                     PART I

Item 1.  Business

         Glen Burnie Bancorp (the "Company") is a bank holding company organized in 1990 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the "Bank"), a commercial bank organized in 1949 under the laws of the State of Maryland, serving Anne Arundel County and surrounding areas from its main office in Glen Burnie, Maryland and branch offices in Odenton, Riviera Beach, Crownsville, Severn and Ferndale, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the receiving of demand and time deposits, and the making of loans to individuals, associations, partnerships and corporations. Real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

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

Lending Activities

         The Bank offers a full range of consumer and commercial loans. The Bank's lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment and automobile lease financing, commercial loans and consumer installment lending including indirect automobile lending. Substantially all of the Bank's loan customers are residents of Anne Arundel County and surrounding areas of Central Maryland. The Bank solicits loan applications for commercial loans from small to medium sized businesses located in its market area. The Bank believes that this is a market in which a relatively small community bank, like the Bank, has a competitive advantage in personal service and flexibility. The Bank's lease financing portfolio consists of loans purchased from third party originators.

         After several years of portfolio run-off, the Company's loan portfolio increased by $14.0 million, or 12.5%, as the result of the introduction of an indirect automobile lending program in 1998. The Bank's loan portfolio had decreased in size in prior years primarily due to declines in the size of construction loan portfolio and in its installment and commercial loan portfolios. The declines in the construction portfolio reflected the significant increase in such lending in fiscal year 1994 which was not sustained in subsequent years. The run-off in the commercial portfolio reflected the Bank's decision to decrease its equipment and automobile lease-based lending because of the difficulties encountered in monitoring the financial condition of borrowers on purchased leases. The declines in the installment and commercial loan portfolios also reflected in part the substantial charge-offs which the Bank took during fiscal years 1996 and 1995.

         The following table provides information on the composition of the loan portfolio at the indicated dates.



                                                                   At December 31,
                           --------------------------------------------------------------------------------------------------------
                                  1998                  1997                  1996                 1995               1994
                           ------------------   -------------------    ------------------    ------------------   -----------------
                              $          %           $         %          $          %          $          %          $         %
                           -------    -------    ---------  -------    --------   -------    --------   -------   ---------  ------
                                                                    (Dollars in thousands)
Mortgage:
  Residential............  $ 33,931   26.28%    $ 38,048    32.68%    $ 36,505     27.95%     $ 38,142   24.60%    $ 35,079   22.29%
  Commercial.............    43,915   34.02       43,276    37.17       47,757     36.57        46,888   30.24       39,398   25.04
  Construction and land
      development........     2,383    1.85        4,888     4.20        5,515      4.22        14,265    9.20       21,014   13.35
Installment..............    41,749   32.34       18,862    16.20       22,281     17.06        27,898   17.99       32,352   20.66
Credit Card..............     1,398    1.08        1,397     1.20        1,434      1.10         1,484    0.96        1,233    0.78
Commercial...............     5,714    4.43        9,964     8.56       17,095     13.09        26,366   17.01       28,278   17.97
                           --------  ------     --------   ------      -------    ------       -------  ------      -------  ------
     Gross loans.........   129,090  100.00%     116,435   100.00%     130,587    100.00%      155,043  100.00%     157,354  100.00%
                                     ======                ======                 ======                ======               ======
Unearned income on loans.      (748)                (751)                 (854)                   (873)                (776)
                           --------             --------              --------                --------              -------
     Gross loans net of
        unearned income..   128,342              115,684               129,733                 154,170              156,578
Allowance for credit
   losses................    (2,841)              (4,139)               (5,061)                 (3,698)              (2,764)
                           --------             --------              --------                --------             --------
Loans, net ..............  $125,501             $111,545              $124,672                $150,472             $153,814
                           ========             ========              ========                ========             ========



         The following table sets forth the maturities for various categories of the loan portfolio at December 31, 1998. Demand loans and loans which have no stated maturity are treated as due in one year or less. At December 31, 1998, the Bank had $3,653,001 in loans due after one year with variable rates and $109,565,074 in such loans with fixed rates. The Bank's long-term real estate loans allow the Bank to call the loan after three years in order to adjust the interest rate if necessary. The Bank has generally not exercised its call option and the following table assumes no exercise of the Bank's call option.


                                                               Due Over
                                        Due Within            One to Five        Due Over
                                         One Year                Years          Five Years         Total
                                         --------                -----          ----------         -----
                                                             (In thousands)
Real estate -- mortgage:
  Residential.........................  $   3,521            $     2,620        $ 27,790        $   33,931
  Commercial..........................      3,283                  6,478          34,154            43,915
Real estate -- construction...........      1,207                    277             899             2,383
Installment...........................      1,958                 36,663           3,128            41,749
Credit Card...........................      1,398                     --              --             1,398
Commercial............................      4,505                    959             250             5,714
                                        ---------            -----------        --------        ----------
                                        $  15,872            $    46,997        $ 66,221        $  129,090
                                        =========            ===========        ========        ==========

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

         Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 1998, approximately 20% of the installment loans in the Bank's portfolio had been originated for commercial purposes and 80% had been originated for consumer purposes.

         Included in installment loans are approximately $24.6 million in automobile loans, net of dealer reserves. These loans were originated through the Bank's indirect automobile lending program which was introduced in January 1998. The Bank's indirect automobile loans are originated through selected local automobile dealers who receive a fee for each loan made to their customers. The dealer typically takes a credit application from their customer which is transmitted to the Bank for evaluation. If the loan is approved, the Bank will hold back a portion of the loan proceeds in a dealer reserve account which serves as a reserve for losses.

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

         The Bank's loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $500,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $1,000,000. The Bank's Executive Committee is authorized to approve loans up to $1.0 million. Larger loans must be approved by the full Board of Directors.

         Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus which is defined to include the Bank's capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $1.66 million to any one borrower at December 31, 1998. By interpretive ruling of the Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $1.91 million to any one borrower at December 31, 1998. It is currently the Bank's policy to limit its exposure to any one borrower to no more than $1.85 million in the aggregate unless the loan is approved by a 75% vote of the Board of Directors with respect to new borrowings. At December 31, 1998, the largest amount outstanding to any one borrower and their related interests was $2,554,450 which was within the Bank's lending limit at the time when made.

Non-Performing Loans

         It is the current policy of the Bank to discontinue the accrual of interest when a loan becomes 90 days or more delinquent and circumstances indicate that collection is doubtful. For fiscal years prior to the 1997 fiscal year, the Bank's policy was to consider real estate loans on a case-by-case basis subject to collateral. For the year ended December 31, 1998, interest of approximately $269,112, would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During such period there was no interest on such loans included in income.

         The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                   At December 31,
                                                -------------------------------------------------------------
                                                   1998         1997         1996         1995         1994
                                                   ----         ----         ----         ----         ----
                                                                    (Dollars in thousands)

Restructured Loans...........................   $    294     $     344    $      --    $     --    $      --
                                                ========     =========    =========    ========    ==========
Non-accrual Loans:
   Real estate -- mortgage:
     Residential.............................   $    336     $   1,078    $   2,065    $     812   $      347
     Commercial..............................        505           761        1,935          274          209
   Real estate -- construction...............        316           608            0            0            0
   Installment...............................        463           665          168          165           25
   Credit card & related ....................          0             0            0            4            0
   Commercial................................        105           369          378        1,120           74
                                                --------     ---------    ---------    ---------   ----------
       Total Non-accrual Loans...............      1,725         3,481        4,546        2,375          655
                                                --------     ---------    ---------    ---------   ----------
Accruing Loans Past Due 90 Days or More:
   Real estate -- mortgage:
     Residential.............................          0             5           87        1,467        1,153
     Commercial..............................          0             0            0        1,500        1,451
   Real estate -- construction...............          0             0            0            0            0
   Installment...............................          0             0            0          300            0
   Credit card & related ....................         18             0            0           28            5
   Commercial................................          0             0            0          610          310
                                                --------     ---------    ---------    ---------   ----------
       Total accruing loans past due 90 days
         or more.............................         18             5           87        3,905        2,919
                                                --------     ---------    ---------    ---------   ----------
       Total non-accrual and past due loans..   $  1,743     $   3,486    $   4,633    $   6,280   $    3,574
                                                ========     =========    =========    =========   ==========
       Non-accrual and past due loans to
         gross loans.........................       1.35%         2.99%        3.55%        4.05%        2.27%
                                                ========     =========    =========    =========   ==========
       Allowance for credit losses to
         non-accrual and past due loans......     179.58%       118.73%      109.24%       58.89%       77.34%
                                                ========     =========    =========    =========   ==========


         During the year ended December 31, 1998, the Bank would have recorded $18,021 in interest on restructured loans if such loans were performing in accordance with their original terms. During 1998, the Bank recognized $16,765 in interest income on restructured loans.

         Approximately $1,538,163, or 89.18%, of the Bank's non-accrual loans at December 31, 1998 were attributable to ten borrowers. Charge-offs of $620,894 have previously been taken on these loans. Seven of these borrowers with loans totaling $1,138,899 were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the principal amount of the Bank's loan.

         At December 31, 1998, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

         At December 31, 1998, the Company had $1,099,326 in real estate acquired in partial or total satisfaction of debt compared to $748,231 and $602,000 in such properties at December 31, 1997 and 1996, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 1998, see "Item 2. -- Properties."

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

         Transactions in the allowance for credit losses during the last five fiscal years were as follows:


                                                                   At December 31,
                                                -------------------------------------------------------------
                                                   1998         1997         1996         1995         1994
                                                   ----         ----         ----         ----         ----
                                                                    (Dollars in thousands)


Beginning balance...........................   $   4,139    $   5,061    $   3,698    $   2,764    $   2,552
                                               ---------    ---------    ---------    ---------    ---------
Loans charged off Real estate -- mortgage:
     Residential............................          51          270          250        1,044          419
     Commercial.............................           0            0          797          497            6
   Real estate -- construction..............         189          435            0            0            0
   Installment..............................         473          171          786          270           29
   Credit card & related ...................           0           45          182          194            1
   Commercial...............................         382          697        3,453        5,056          520
                                               ---------    ---------    ---------    ---------    ---------
          Total.............................       1,095        1,618        5,468        7,061          975
                                               ---------    ---------    ---------    ---------    ---------
Recoveries Real estate -- mortgage:
     Residential............................          51           25           22           23           15
     Commercial.............................          26           17           81           10            3
   Real estate -- construction..............           1            0            0            0            0
   Installment..............................         116           89           57           11           20
   Credit card & related ...................           4            5            2            0            0
   Commercial...............................          99          290           73           26           29
                                               ---------    ---------    ---------    ---------    ---------
         Total..............................         297          426          235           70           67
                                               ---------    ---------    ---------    ---------    ---------
Net charge-offs.............................         798        1,192        5,233        6,991          908
Provisions charged to operations............        (500)         270        6,596        7,925        1,120
                                               -----------  ---------    ---------    ---------    ---------
Ending balance..............................   $   2,841    $   4,139    $   5,061    $   3,698    $   2,764
                                               =========    =========    =========    =========    =========
Average loans...............................   $ 118,372    $ 119,161    $ 146,922    $ 156,219    $ 151,933
Net charge-offs to average loans ...........        0.67%        1.00%        3.56%        4.48%        0.60%


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

         The following table shows the allowance for credit losses broken down by loan category as of December 31, 1998, 1997 and 1996. Such information for earlier periods is not available.

                                                                        At December 31,
                                    --------------------------------------------------------------------------------------------
                                                1998                         1997                          1996
                                            ------------                 ------------                  ------------
                                      Reserve    Percent of Loans   Reserve    Percent of Loans   Reserve   Percent of Loans
                                      for Each   in Each Category   for Each   in Each Category   for Each  in Each Category
Portfolio                             Category    to Total Loans    Category    to Total Loans    Category   to Total Loans
---------                             --------   ---------------    --------    --------------    --------   --------------
                                                                    (Dollars in thousands)
   Real estate -- mortgage:
     Residential.................   $     273          26.28%      $  389       32.68%            $  432       27.85%
     Commercial..................         311          34.02          987       37.17                987       36.57
   Real estate -- construction...         335           1.85          390        4.20                690        4.22
   Installment...................         455          32.34          159       16.20                448       17.06
   Credit Card..................           60           1.08           47        1.20                 49        1.10
   Commercial...................          966           4.43        1,186        8.56              2,455       13.09
   Unallocated...................         441           0.00          981        0.00                  0        0.00
                                    ---------        -------       ------     -------             ------    --------
       Total.....................   $   2,841         100.00%      $4,139      100.00%            $5,061      100.00%
                                    =========         ======       ======      ======             ======      ======


Investment Securities

         The Bank maintains a substantial portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank's investment securities portfolio consists primarily of U.S. Treasury securities as well as securities issued by U.S. Government agencies including mortgage-backed securities. The Bank formerly maintained a substantial portfolio in obligations of certain states and their political subdivisions. This portfolio has been eliminated because the Company was no longer able to use the full tax advantages of this portfolio.

         The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

                                                                  At December 31,
                                                   ------------------------------------------------
                                                        1998              1997            1996
                                                        ----              ----            ----
                                                                     (In thousands)

U.S. Treasury securities ..........................  $   5,082         $   9,068        $  13,061
U.S. Government agencies and
  mortgage-backed securities.......................     59,008            63,414           56,607
Obligations of states and political
  subdivisions.....................................         --             8,073           25,726
Other securities and stock.........................        936               936              748
                                                     ---------         ---------        ---------
Total investment securities........................  $  65,026         $  81,491        $  96,142
                                                     =========         =========        =========

         The following table sets forth the scheduled maturities, book values and weighted average yields for the Company's investment securities portfolio at December 31, 1998.

                                  One Year or Less     One to Five Years  Five to Ten Years  More than Ten Years       Total
                                  ------------------   -----------------  -----------------  -------------------   -----------------
                                            Weighted            Weighted           Weighted           Weighted             Weighted
                                    Book     Average    Book     Average    Book    Average   Book     Average    Book      Average
                                    Value     Yield     Value    Yield     Value     Yield    Value     Yield     Value      Yield
                                    -----     -----     -----    -----     -----     -----    -----     -----     -----      -----
                                                                     (Dollars in thousands)

U.S. Treasury securities ........   $1,250    6.55%   $  3,338    6.23%   $    494   5.86%    $     0    0.00%      $ 5,082    6.27%
U.S. Government agencies and
  mortgage-backed securities.....    1,500    5.85      11,355    6.51      14,079   6.49      32,074    6.61        59,008    6.54
Other securities and stock.......      936    7.44           0    0.00           0   0.00           0    0.00           936    7.44
                                    ------    ----    --------    ----    --------   ----     -------    ----       -------    ----
     Total investment securities.   $3,686    6.49%   $ 14,693    6.45%   $ 14,573   6.47%    $32,074    6.61%      $65,026    6.53%
                                    ======    ====    ========    ====    ========   ====     =======    ====       =======    ====



         At December 31, 1998, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises) which aggregated more than 10% of stockholders' equity.

Deposits and Sources of Funds

         The funds needed by the Bank to make loans are generated by deposit accounts solicited from the communities surrounding its main office and six branches in northern Anne Arundel County. Consolidated total deposits were $199,611,115 as of December 31, 1998. In addition, the Bank may borrow up to $26 million under a line of credit from the Federal Home Loan Bank of Atlanta.

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

         The Bank obtains deposits principally through its network of seven offices. The Bank does not solicit brokered deposits. At December 31, 1998, the Bank had approximately $10.6 million in certificates of deposit and other time deposits of $100,000 or more including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 1998.

                                                                         Amount
                                                                         ------
                                                                     (In thousands)

               Three months or less..................................  $    2,946
               Over three through six months.........................       1,404
               Over six through 12 months............................       1,386
               Over 12 months........................................       4,873
                                                                       ----------
                   Total.............................................  $   10,609
                                                                       ==========

Competition

         The Bank faces competition from other community banks and financial institutions and larger intra- and interstate banks and financial institutions which compete vigorously (currently, twelve financial institutions operate within two miles of the Bank's headquarters). Former directors of the Bank, including its former Chief Executive Officer, have established a new bank with a main office in Glen Burnie close to the Bank's headquarters. The Bank anticipates that this new bank will solicit a significant number of its customers.

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

Employees

         At December 31, 1998, the Bank had 125 full-time equivalent employees. Neither the Company nor GBB currently has any employees.


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

         The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1998, the Bank was well-capitalized as defined by the FDIC's regulations.

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

Executive Officers of the Registrant

         Set forth below is information about the Company's executive officers.

         Name                               Age                  Positions
         ----                               ---                  ---------
         F. William Kuethe, Jr.              66                  President and Chief Executive Officer
         Michael P. Gavin                    42                  Executive Vice President and Chief Operating Officer
         Michael G. Livingston               44                  Senior Vice President and Chief Lending Officer
         John E. Porter                      44                  Senior Vice President and Chief Financial Officer
         John I. Young                       61                  Senior Vice President

         F. William Kuethe, Jr. has been President and Chief Executive Officer of the Company and the Bank since 1995. He also was director of the Bank from 1963 through 1989. He was President of Glen Burnie Mutual Savings Bank from 1960 through 1995. Mr. Kuethe is a former licensed appraiser and real estate broker with banking experience from 1960 to present, at all levels. He is the father of Frederick W. Kuethe, III.

         Michael P. Gavin was appointed Executive Vice President and Chief Operating Officer effective January 12, 1998. He had previously been Senior Vice President, Director of Operations, Susquehanna Bank, Baltimore, Maryland since May 1997 and President, Atlantic Federal Savings Bank, Baltimore, Maryland from December 1991 to May 1997. Mr. Gavin has announced his resignation effective in June 1999.

         Michael G. Livingston was appointed Senior Vice President in January 1998 and has been Chief Lending Officer of the Bank since 1996. He was Regional Vice President and commercial loan officer with Citizens Bank from March 1993 until April 1996. He was Comptroller with Land Services Group from April 1992 through January 1993.

         John E. Porter was appointed Senior Vice President in January 1998. He has been Treasurer and Chief Financial Officer of the Company since 1995 and Vice President, Treasurer and Chief Financial Officer of the Bank since 1990. He has been Secretary/Treasurer of GBB since 1995.

         John I. Young was appointed Senior Vice President of the Bank in March 1999. Prior to joining the Bank, he had been president of Young-Harris, Inc., a financial industry consulting company since 1980. Mr. Young was president of American Bank Services Corp. from January 1977 to 1980 and was Senior Vice President of Operations of Equitable Trust Bank from 1958 until December 1976.

Item 2.  Properties

         The Bank owns its Banking Operations Center, its Executive Offices, its main banking facility in Glen Burnie, and four branch offices in various communities in Anne Arundel County, Maryland, all of which are unencumbered. The Bank leases two other branch offices. The Company owns no real estate at present. At December 31, 1998, GBB owned one parcel of real estate obtained from a foreclosure by the Bank. The book value of this property was $143,000. The property consists of office condominiums. GBB intends to sell this property. At December 31, 1998, the Bank owned four foreclosed real estate properties having a book value of $956,326, which consisted of residential property, a building lot and commercial property which the Bank is holding for sale. On March 23, 1999, the Bank completed the sale of the building lot.

Item 3.  Legal Proceedings

         On March 20, 1996, McCafferty's Restaurant ("McCafferty's") commenced an adversary proceeding (McCafferty's, Inc. v. Bank of Glen Burnie Adversary Case, Case No. 96-5137-ESD, U.S. Bank. Ct., D. Md.) in McCafferty's pending Chapter 11 bankruptcy case (In re McCafferty's, Inc., Case No. 96-5-2444-SD, U.S. Bank. Ct., D. Md.) and the United States District Court for the District of Maryland assumed jurisdiction (Bank of Glen Burnie v. McCafferty's, Inc., Civil Action No. MJG-96-3656, D-Md. 1996). McCafferty's alleged that the Bank, acting in concert with Brian Davis (McCafferty's former treasurer and chief financial officer who has pled guilty to fraud against the Bank and various other banks), defrauded McCafferty's through alleged forgery of loan documents, improper payment of checks, wrongful diversion of loan proceeds, illegal overbilling and conspiracy to conceal illegal acts. McCafferty's sought $5,000,000 in compensatory damages, $50,000,000 in punitive damages and declaratory and injunctive relief under numerous counts, including one count pled under the Racketeer Influenced and Corrupt Organizations Act ("RICO"). On December 4, 1997, the U.S. District Court dismissed McCafferty's claims under RICO but denied the Bank's motion to dismiss McCafferty's other claims which have been reduced to $1,700,000 in total. On November 17, 1998, the Bankruptcy Court approved a settlement in which all claims were settled for the payment of $450,000 by the Bank.

         In addition to the foregoing litigation, the Bank was a defendant in three suits filed in the Circuit Court for Baltimore County by creditors of a company controlled by Mr. Davis alleging in each case that the Bank improperly negotiated checks for loan proceeds over forged endorsements. The aggregate damages sought in First National Bank of Maryland v. The Bank of Glen Burnie (Case No. 03-C-96-001925 filed February 28, 1996), Elkridge National Bank v. The Bank of Glen Burnie (Case No.03-C-96-002064 filed March 4, 1996) and Commercial and Farmers Bank v. The Bank of Glen Burnie (Case No. 03-C-96-002941 filed March 25, 1996) totaled approximately $1,700,000. In Elkridge National Bank, a judgment in the amount of $284,000 was rendered in favor of plaintiffs and upheld on appeal. On July 2, 1998, the Company settled Commercial and Farmers Bank for $575,000. The Bank has filed a counter-claim in the First National Bank of Maryland suit seeking damages in excess of the amounts sought by the plaintiff. Accordingly, the Bank does not believe that the outcome of this suit will have a material adverse effect on the Bank.

         The Bank was also a defendant in Beal GMC v. The Bank of Glen Burnie (Case No. C96-32383OC filed October 2, 1996 in Anne Arundel County Circuit Court) in which it was alleged that employees of the Bank falsely represented to a third party that checks drawn on Mr. Davis's account and payable to plaintiff had cleared the Bank. Plaintiff sought compensatory damages of $500,000 and punitive damages of $5.0 million. On September 4, 1998, this suit was dismissed pursuant to a settlement agreement which did not require any payments by the Bank.

         A stockholder derivative suit was filed on March 6, 1998 against the Company, the Bank and each individual director in the Circuit Court for Baltimore County under the caption Williams v. Glen Burnie Bancorp, Civil Action No. C-98-2004. The suit alleged various breaches of fiduciary duty and sought total damages of $2,500,000 from each director plus unspecified punitive damages, the appointment of a receiver for the Bank and an order declaring the Company's Stockholders' Rights Plan invalid. On December 8, 1998, this suit was dismissed with prejudice by stipulation of the parties.

         The Bank is involved in various other legal actions relating to its business activities. These actions involve claims for money damages which do not exceed 10% of the Company's consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues. The Company does not believe that any ultimate liability or risk of loss with respect to these actions will materially affect its consolidated financial position or results of operations.

Item 4.  Submission of Matters to Vote of Security-Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The Company's stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board(R) under the symbol "GLBZ." There is not currently an active trading market for the Common Stock. As of December 31, 1998, the number of record holders of the Common Stock was 500. The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 1998 and 1997, based on trades reported on the OTC Bulletin Board(R) or by Legg Mason Wood Walker, Inc., the principal market maker for the Company's stock. Also shown are dividends declared per share for these periods. Prices have been adjusted to give retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 10, 1998.

                                             1998                                   1997
                               -------------------------------       ----------------------------------
         Quarter Ended         High       Low        Dividends       High         Low         Dividends
         -------------         ----       ---        ---------       -----        ---         ---------

         March 31,            $24.75      $23.50     $ 0.10          $23.333      $17.917     $ 0.133
         June 30,              25.62       25.12       0.10           20.833       18.333       0.050
         September 30,         26.00       25.00       0.10           20.625       19.583       0.050
         December 31,          28.00       20.00       0.20           20.833       20.260       0.075


         The Company intends to pay dividends equal to forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank's and bank holding company's right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See "Item 1. Business -- Supervision and Regulation -- Regulation of the Company -- Dividends and Distributions" and "Item 1. Business -- Supervision and Regulation -- Regulation of the Bank -- Dividend Limitations." The Company does not believe that those restrictions will materially limit its ability to pay dividends.

Item 6.  Selected Financial Data

         The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to stock splits and stock dividends accounted for as stock splits.

                                                           Year Ended December 31,
                                              ----------------------------------------------------------------
                                                  1998          1997         1996        1995          1994
                                                  ----          ----         ----        ----          ----
                                                        (Dollars in thousands except per share data)
Operations Data:
Net Interest Income.........................   $   9,794    $   10,567   $   10,884   $   11,339   $   11,868
Provision for Credit Losses.................        (500)          270        6,596        7,925        1,120
Other Income................................       3,122         1,728        2,230        1,904        1,515
Other Expense...............................      11,776        11,593        9,019        8,740        7,139
Net Income (Loss)...........................         833           747       (1,020)      (1,727)       3,517

Share Data:
Basic Net Income (Loss) Per Share...........   $    0.78    $     0.68   $    (0.94)  $    (1.62)  $     3.52
Diluted Net Income (Loss) Per Share.........        0.78          0.68        (0.94)       (1.62)        3.52
Cash Dividends Declared
  Per  Common Share.........................        0.50          0.30         0.77         0.78         0.65
Weighted Average Common
  Shares Outstanding:
        Basic...............................   1,071,026     1,092,768    1,089,495    1,064,650    1,010,625
        Diluted.............................   1,071,388     1,092,768    1,089,495    1,064,650    1,010,625

Financial Condition Data:
Total Assets................................   $ 217,571    $  231,900   $  254,325   $  246,165   $  232,935
Loans Receivable, net.......................     125,501       111,545      124,672      150,472      153,814
Total Deposits..............................     199,611       207,110      232,746      221,121      208,566
Total Stockholders' Equity..................      14,169        18,965       18,586       20,537       21,677

Performance Ratios:
Return on Average Assets....................        0.38%         0.32%       (0.41)%      (0.73)%       1.53%
Return on Average Equity....................        4.54          3.95        (5.29)       (7.42)       17.24
Net Interest Margin(1).....................         4.94          5.09         5.04         5.42         5.88
Dividend Payout Ratio.......................       64.10         44.12          *           *           19.06

Capital Ratios:
Average Equity to Average
  Assets....................................        8.40%         8.01%        7.82%        9.89%        8.86%
Leverage Ratio..............................        5.96          7.60         7.20         8.20         9.40
Total Risk-Based Capital
   Ratio....................................       10.92         16.00        14.00        13.70        15.30

Asset Quality Ratios:
Allowance for Credit Losses to
  Gross Loans...............................        2.21%         3.55%        3.88%        2.39%        1.76%
Non-accrual and Past Due Loans to
  Gross Loans...............................        1.36          2.99         3.55         4.05         2.27
Allowance for Credit Losses to
  Non-accrual and Past Due Loans............      179.58        118.73       109.24        58.89        77.34
Net Loan Charge-offs to
  Average Loans.............................        0.67          1.00         3.56         4.48         0.60

---------------
*        Not meaningful
(1)      Presented on a tax-equivalent basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Overview

         The year 1998 saw the continuation of a favorable trend as asset quality continued to improve. Nonperforming loans declined to 1.36% of the loan portfolio at December 31, 1998 from 2.99% at December 31, 1997 and 3.55% at December 31, 1996. Net charge-offs declined to 0.67% of average loans for the year compared to 1.00% for 1997 and 3.56% for 1996. The improvements in asset quality were achieved primarily through the resolution of nonperforming loans and improved underwriting on new loans. The Bank's asset quality ratios were also helped by the reversal of what had been an unfavorable trend over the past several years, i.e., a shrinking loan portfolio. 1998 saw the first year over year increase in the size of the loan portfolio in the past three years. The Bank's loan growth came principally from the Bank's indirect automobile lending program which was introduced in January 1998 and had grown to a portfolio of $24.6 million by years' end.

         As a result of its improved asset quality, the Company was able to recapture into income $500,000 of allowances for credit losses. Improving asset quality also led to the termination of the Memorandum of Understanding into which the Board of Directors had previously entered with federal and state banking regulators to address asset quality concerns, among other things. Although the Memorandum of Understanding did not materially restrict day-to-day operations, the mere existence of the Memorandum of Understanding meant that the Bank was not able to obtain the regulatory approvals required to expand its business. Since the Memorandum of Understanding was lifted, the Bank has been able to open an additional branch.

         Despite these favorable developments, net income was only up slightly from 1997. The Company's earnings performance continues to be undermined by a high level of non-interest expense. As in prior years, a significant portion of the Company's non-interest expense was attributable to longstanding litigation related to the activities of Mr. Brian Davis, a former Bank customer who is now in prison for defrauding the Bank and other financial institutions. The Company also incurred a significant amount of legal and professional expense in connection with the attempted takeover of the Company by First Mariner Bancorp ("First Mariner"). By years' end, however, the Bank had resolved virtually all of the Brian Davis related litigation and the Company had entered into an agreement pursuant to which with First Mariner will cease its attempts to acquire control of the Company.

Forward-Looking Statements

         When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Comparison of Results of Operations For the Years Ended December 31, 1998, 1997 and 1996

         General. For the year ended December 31, 1998, the Company reported consolidated net income of $833,192 ($0.78 basic and diluted earnings per share) compared to a consolidated net profit of $747,247 ($0.68 basic and diluted earnings per share) for the year ended December 31, 1997 and a consolidated net loss of $1,020,177 ($0.94 basic and diluted loss per share) for the year ended December 31, 1996. The increase in net income during the 1998 period was principally attributable to the receipt of $1,126,077 in proceeds from insurance settlements during the year and the recapture into income of $500,000 in allowances for credit losses. These increases in income offset a decrease in net interest income and an increase in non-interest expense which included amounts paid in settlement of various litigation. Earnings per share for 1998 were favorably affected by a reduction in the number of shares outstanding after the Company repurchased 213,168 shares from First Mariner in November 1998. Weighted average shares outstanding for 1998 were 1,071,026 compared to 1,092,768 for 1997. The increase in net income during the 1997 period over the 1996 period was principally attributable to a reduction in the provision for credit losses to $270,000 from $6,596,000 in 1996.

         Net Interest Income. The primary component of the Company's net income is its net interest income which is the difference between income earned on assets and interest paid on the deposits and borrowings used to fund them. Net interest income is determined by the spread between the yields earned on the Company's interest-earning assets and the rates paid on interest-bearing liabilities as well as the relative amounts of such assets and liabilities. Net interest income, divided by average interest-earning assets, represents the Company's net interest margin.

         Consolidated net interest income for the year ended December 31, 1998 was $9,793,550 compared to $10,567,211 for the year ended December 31, 1997 and $10,884,253 for the year ended December 31, 1996. The decrease in net interest income for the most recent year was primarily attributable to a significant decline in interest income which fell $1,587,696 (9.1%) for the year ended December 31, 1998. The decline in interest income was attributable primarily to a reduced average volume of earning assets and secondarily to a declining yield on assets. The most significant reductions in earning assets involved the investment securities portfolio. The Company has used the proceeds from maturing and called investment securities to cover deposit outflows. The Company also experienced a 66 basis point decline in the yield on the investment securities portfolio as the Company has shifted its investment securities portfolio into repricable GNMA securities from state, county and municipals. Interest expense declined $814,035, or 11.8%, for the year ended December 31, 1998. For the past several years, the Company's earnings performance has been impacted by a decline in earning assets and declining net interest margin. Net interest margin for the year ended December 31, 1998 was 4.94% compared to 5.09% for the year ended December 31, 1997. The Company expects additional pressure on its net interest margin as the result of its repurchase of 213,168 shares of its common stock in late 1998. Due to the repurchase, the Company will be required to fund a greater portion of its interest-earning assets with interest-bearing liabilities rather than equity.

         Consolidated net interest income decreased by $317,032 (2.91%) to $10,567,211 in 1997 from $10,884,243 in 1996. The decrease in net interest income in 1997 was primarily due to lower interest income attributable to continued run-off of the loan portfolio. Interest expense declined $852,315, or 10.98%, for the year ended December 31, 1997. The decrease in interest expense was attributable to deposit outflows in 1997. Net interest margin for the year ended December 31, 1997 was 5.09% compared to 5.04% for the year ended December 31, 1996. The increase in the net interest margin for fiscal 1997 was primarily due to the loss of accrued interest on loans charged off during fiscal 1996.

         The following table allocates changes in income and expense attributable to the Bank's interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

                                                                      Year Ended December 31,
                                            -------------------------------------------------------------------------------
                                                  1998    vs.     1997                       1997    vs.    1996
                                            ------------------------------------   ----------------------------------------
                                                              Change Due to:                         Change Due to:
                                            Increase/      --------------------     Increase/     --------------------
                                            Decrease       Rate          Volume     Decrease      Rate          Volume
                                            --------       ----          ------     --------      ----          ------
                                                                          (In thousands)
Assets
Interest-earning assets:
   Federal funds sold.....................  $     (40)    $     30     $   (70)       $     41    $     12     $      29
                                            ----------    --------     --------       --------    --------     ---------
   Interest-bearing deposits..............        204           (7)        211              19          13             6
                                            ---------     ---------    -------        --------    --------     ---------
   Investment securities:
     U.S. Treasury securities and
       obligations of U.S. government
       agencies...........................       (911)        (361)       (550)          1,545         (74)        1,619
     Obligations of states and
        political subdivisions(1)........      (1,177)          31      (1,208)           (804)          4          (808)
     All other investment securities......        191          (20)        211               9          (1)           10
                                            ---------     ---------    -------        --------    --------     ---------
        Total investment securities.......     (1,897)        (350)     (1,547)            750         (71)          821
                                            ----------    --------     -------        --------    --------     ---------
   Loans, net of unearned income:
     Demand, time and lease ..............       (509)          11        (520)           (684)         89          (773)
     Mortgage and construction............       (360)        (122)       (238)         (1,181)         86        (1,267)
     Installment and credit card..........        609          (32)        641            (370)         47          (417)
                                            ---------     ---------    -------        --------    --------     ---------
        Total gross loans(2)..............       (260)        (143)       (117)         (2,235)        222        (2,457)
                                            ---------     ---------    --------       --------    --------     ---------
     Allowance for credit losses..........         --           --          --              --          --            --
                                            ---------     --------     -------        --------    --------     ---------
        Total net loans...................       (260)        (260)         --          (2,235)        222        (2,457)
                                            ----------    ---------    -------        --------    --------     ---------
Total interest-earning assets.............  $  (1,993)    $   (470)    $(1,523)       $ (1,110)   $     23     $  (1,133)
                                            ==========    =========    ========       ========    ========     =========

Liabilities
Interest-bearing deposits:
   Savings and NOW........................  $    (248)    $    (86)    $  (162)       $   (379)   $   (286)    $     (93)
   Money market...........................        (76)          (5)        (71)           (196)        (50)         (146)
   Other time deposits....................       (468)         (12)       (456)           (296)       (153)         (143)
                                            ----------    ---------    --------       --------    --------     ---------
        Total interest-bearing deposits...       (792)        (103)       (689)           (871)       (490)         (381)
Non-interest-bearing deposits.............         --           --          --              --          --            --
Borrowed funds............................        (21)           3         (24)             18           7            11
                                            ---------     --------     --------       --------    --------     ---------
Total interest-bearing liabilities........  $    (813)    $   (100)    $  (713)       $   (853)   $   (483)    $    (370)
                                            ==========    =========    ========       ========    ========     =========

---------------
(1) Tax equivalent basis.
(2) Non-accrual loans included in average balances.

         The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

                                                                         Year Ended December 31,
                                      ---------------------------------------------------------------------------------------------
                                                  1998                            1997                               1996
                                      -----------------------------     --------------------------      ---------------------------
                                                             Average                        Average                         Average
                                      Average                 Yield/    Average              Yield/     Average              Yield/
                                      Balance      Interest    Cost     Balance    Interest   Cost      Balance   Interest    Cost
                                      -------      --------    ----     -------    --------   ----      -------   --------    ----
                                                                         (Dollars in thousands)
Assets:
Interest-earning assets:
   Federal funds sold................  $   4,414  $     262    5.94%    $   5,755  $     302   5.25%     $   5,185   $  261    5.03%
   Interest-bearing deposits.........      5,433        277    5.10         1,397         73   5.23          1,267       54    4.26
                                       ---------  ---------  ------     ---------  ---------   ----      ---------   ------    ----
   Investment securities:
      U.S. Treasury securities and
        obligations of U.S. government
        agencies.....................     68,921      4,303    6.24        77,045      5,214   6.77         53,454    3,669    6.86
      Obligations of States and
        political subdivisions(1)...       3,550        326    9.18        18,114      1,503   8.30         27,875    2,307    8.28
      All other investment securities      3,789        254    6.70           871         63   7.23            737       54    7.33
                                       ---------  ---------  ------     ---------  ---------   ----      ---------    -----    ----
         Total investment securities.     76,260      4,883    6.40        96,030      6,780   7.06         82,066    6,030    7.35
                                       ---------  ---------  ------     ---------  ---------   ----      ----------   -----    ----
   Loans, net of unearned income
   Demand, time and lease............      7,909        751    9.50        13,459      1,260   9.36         22,343    1,944    8.70
   Mortgage and construction.........     81,212      7,325    9.02        83,805      7,685   9.17         97,777    8,886    9.07
   Installment and credit card.......     29,251      2,517    8.60        21,897      1,908   8.71         26,802    2,278    8.50
                                       ---------  ---------   -----     ---------  ---------   ----      ---------    -----    ----
         Total gross loans(2)........    118,372     10,593    8.95       119,161     10,853   9.11        146,922   13,088    8.91
         Allowance for credit
           losses....................      3,668                            4,460                            3,835
                                       ---------                        ---------                        ---------
         Total net loans.............    114,704     10,593    9.24       114,701     10,853   9.46        143,087   13,088    9.15
                                       ---------  ---------  ------     ---------  ---------   ----      ---------   ------    ----
         Total interest-earning
           assets....................    200,811     16,015    7.98       217,883     18,008   8.26        231,605   19,433    8.39
                                                  ---------  ------                ---------   ----                  ------    ----
Cash and due from banks..............      3,540                            7,125                            7,936
Other assets.........................     14,073                           11,170                            7,318
                                       ---------                        ---------                        ---------
         Total assets................  $ 218,424                        $ 236,178                        $ 246,859
                                       =========                        =========                        =========
Liabilities and Stockholders' Equity:
Interest-bearing deposits:
  Savings and NOW....................  $  61,752  $   1,448    2.34%    $  68,269  $   1,696   2.48%     $  71,455   $ 2,075   2.90%
  Money market.......................     19,575        546    2.79        22,116        622   2.81         26,911       818   3.04
  Other time deposits................     72,834      4,055    5.57        81,006      4,523   5.58         83,486     4,819   5.77
                                       ---------  ---------  ------     ---------  ---------   ----      ---------   -------   ----
         Total interest-bearing
           deposits..................    154,161      6,049    3.92       171,391      6,841   3.99        181,852     7,712   4.24
Borrowed funds.......................        811         47    5.80         1,261         68   5.39          1,029        50   4.86
                                       ---------  ---------   -----     ---------  ---------   ----      ---------   -------   ----
         Total interest-bearing
           liabilities...............    154,972      6,096    3.93       172,652      6,909   4.00        182,881     7,762   4.24
                                       ---------  ---------                        ---------                         -------
Non-interest-bearing deposits........     42,095                           43,543                           44,570
Other liabilities....................      3,014                            1,056                              110
Stockholders' equity.................     18,343                           18,927                           19,298
                                       ---------                        ---------                        ---------
Total liabilities and equity.........  $ 218,424                        $ 236,178                        $ 246,859
                                       =========                        =========                        =========
Net interest income..................             $   9,919                        $  11,099                         $  11,671
                                                  =========                        =========                         =========
Net interest spread..................                          4.04%                           4.26%                           4.15%
                                                            =======                            ====                            ====
Net interest margin..................                          4.94%                           5.09%                           5.04%
                                                            =======                            ====                            ====

(1) Tax equivalent basis. The incremental tax rate applied was 38.62% for 1998, 37.42% for 1997 and 37.04% for 1996.
(2)      Non-accrual loans included in average balance.

         Provision for Credit Losses. During the year ended December 31, 1998, the Company had a provision for credit losses of $(500,000) due to the recapture of loss allowances during the third quarter compared to $270,000 and $6,596,000 in provisions during the years ended December 31, 1997 and 1996, respectively. The recapture of loss reserves reflects improved asset quality and lower charge-off activity during 1998. At December 31, 1998, the allowance for loan losses equaled 179.5% of non-accrual and past due loans compared to 118.7% and 109.2% at

December 31, 1997 and 1996, respectively. During the year ended December 31, 1998, the Company recorded net charge-offs of $798,336 compared to $1,191,196 and $5,233,679 in net charge-offs during the years ended December 31, 1997 and 1996. The higher provisions during fiscal years 1997 and 1996 reflect the amount determined by the Company to be necessary to maintain the allowance for credit losses to an adequate level after significant increases in loan charge-offs during these years.

         Other Income. Other income increased $1,394,555 (81%) during the year ended December 31, 1998 compared to the prior year period. The bulk of the increase in other income was attributable to $1,126,077 in proceeds from insurance settlements received during the year. Included in this figure was $1,125,000 received from the Bank's fidelity bond company in settlement of claims related to the activities of a former employee. The Company does not anticipate similar income during 1999. Other income during 1998 also benefitted from a $256,000, or 95%, increase in gains on sales and calls of investment securities. Other income for 1997 was lower than that recorded in 1996 because of $560,000 in insurance settlements received in 1996. The absence of such income during 1997 resulted in lower other income for the year notwithstanding improved income from other fees and commissions and higher gains on the sale of investment securities during 1997. In order to improve its interest rate sensitivity for fiscal 1998, the Bank sold $16.0 million in long-term, fixed-rate state, county and municipal securities which had been classified as available-for-sale and invested the proceeds in adjustable-rate, mortgage-backed securities issued by the Government National Mortgage Association ("GNMA").

         Other Expenses. Other expenses increased by $183,418 or 1.6% for the year ended December 31, 1998. Included in other expenses for 1998 were $1,225,003 in litigation charges, a $228,842, or 23%, increase over 1997. These charges related to the settlement of claims against the Bank in connection with payment of checks over fraudulent endorsements. Also included in other expenses are $2,163,448 in professional service fees relating primarily to the litigation in which the Company was involved during the year. With the settlement of most of the major litigation, the Company hopes to reduce these expenses in 1999. For the year ended December 1997, other expense increased by $2,573,983, or 28.5%, primarily due to $996,161 in litigation and restructuring charges including a $284,000 accrual for a judgment rendered against the Bank in the third quarter of 1997 and a $700,000 expense incurred in connection with the settlement of certain litigation during the second quarter. In addition, the Company experienced increases in other expenses due to professional fees incurred in connection with other litigation in which the Company was involved.

         Income Taxes. During the year ended December 31, 1998, the Company recorded an income tax expense of $806,247 compared to tax benefits of $315,284 and $1,480,192 during the years ended December 31, 1997 and 1996. Due primarily to its holdings of tax-exempt state, county and municipal securities, the Company recorded tax losses during the 1997 and 1996 years. These net operating losses were applied to prior years' earnings resulting in tax benefits in each of the periods. During 1998, however, the Company reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S. Government agency securities the income on which is not exempt from federal taxation. Accordingly, the Company had taxable income during 1998 and was required to provide for federal income taxes. The Company's income tax expense for 1998 also included $351,738 in disallowed claims for refunds of prior years' state taxes. The Company does not anticipate similar tax expense during 1999 and accordingly expects a reduction in its effective tax rate.

Comparison of Financial Condition at December 31, 1998, 1997 and 1996

         The Company's total assets declined to $217,571,063 at December 31, 1998 after declining to $231,899,594 at December 31, 1997 from $254,324,701 at
December 31, 1996. The reduction in assets during the year ended December 31, 1998 reflects a decline in the investment securities portfolio as the Company used the proceeds from maturing and called securities to fund deposit withdrawals. The reduction in assets during the year ended December 31, 1997 reflects a decline in the loan portfolio to $111,545,262 at December 31, 1997, net of allowances and unearned income, from $124,672,414 at December 31, 1996.

         During 1998, the Company's loan portfolio grew to $125,501,252 at December 31, 1998 compared to $111,545,262 at December 31, 1997 and $124,672,414
at December 31, 1996. The growth in the loan portfolio was attributable almost entirely to the Bank's indirect automobile lending program which was introduced in January 1998 and grew to $24,630,402, net of dealer reserves at December 31, 1998. The Bank's other loan portfolios held steady or declined during the year. The decline in the loan portfolio during 1997 was largely due to a decrease in commercial and industrial loans during the period. Commercial mortgage loans increased during the period while residential mortgages decreased slightly and lease financing and installment loans also decreased.

         The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $65,485,827 at December 31, 1998, a $16,371,844 or 20.0%,
decrease from $81,857,671 at December 31, 1997. The Company used the proceeds from maturing and called securities to fund deposit outflows during the period. During fiscal year 1997, the total investment securities portfolio declined by $14,716,000, or 15.2%, from $96,574,000 at December 31, 1996.

         Deposits as of December 31, 1998 totaled $199,611,115, a decrease of $7,499,157 (3.6%) for the year. Demand deposits as of December 31, 1998 totaled $45,360,776, a $2,290,599 (4.8%) decrease from $47,651,375 at December 31, 1997.
NOW accounts as of December 31, 1998 remained basically the same at $20,600,751. Money market accounts increased by $172,752 (0.9%) for the year to total $20,049,677 on December 31, 1998. Savings deposits decreased by $2,287,000, or 5.3%. Meanwhile, time deposits over $100,000 totaled $8,104,000 on December 31, 1998, an increase of $640,000 (8.6%) from December 31, 1997. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $64,413,000 on December 31, 1998, a $4,061,000 (5.9%) decrease from December 31, 1997.

         The Company experienced a $4,795,917, or 25.3% decrease in total stockholders' equity for the year ended December 31, 1998. The decrease in stockholders' equity was attributable to the repurchase of 213,168 shares of common stock from First Mariner Bancorp for an aggregate purchase price of $5,580,764 in November 1998. The Company experienced a $378,220, or 2%, increase in total stockholders' equity during the year ended December 31, 1997 as net income during the period offset a decline in net unrealized appreciation on securities available for sale resulting from the disposition of certain available-for-sale securities. Surplus steadily increased, rising $382,153 (6.2%) during 1997 to $6,575,053. The increase in the surplus account was primarily a result of the reinvestment of dividends pursuant to the Dividend Reinvestment Plan and the payment of three one-percent stock dividends in lieu of cash dividends during the year ended December 31, 1997.

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

         The following table sets forth the Bank's interest-rate sensitivity at December 31, 1998.


                                                                             Over 1
                                                          Over 3 to          through          Over
                                       0-3 Months         12 Months          5 Years         5 Years            Total
                                       ----------         ---------          -------         -------            -----

Assets:
   Cash and due from banks..........  $          --    $           --    $         --     $          --   $  8,197,344
   Federal funds and overnight
      deposits......................      7,821,972                --              --                --      7,821,972
   Securities.......................      7,157,580        21,774,571      17,596,334        18,957,342     65,485,827
   Loans............................     14,492,818        11,394,170      50,909,847        51,545,477    128,342,312
   Fixed assets.....................             --                --              --                --      4,420,382
   Other assets.....................             --                --              --                --      3,303,226
                                      -------------    --------------    ------------     -------------   ------------
      Total assets..................  $  29,472,370    $   33,168,741    $ 68,506,181     $  70,502,819   $217,571,063
                                      =============    ==============    ============     =============   ============

Liabilities:
   Demand deposit accounts..........  $          --    $           --    $         --     $          --   $ 45,360,776
   NOW accounts.....................     20,600,751                --              --                --     20,600,751
   Money market deposit accounts....     20,049,677                --              --                --     20,049,677
   Savings accounts.................     40,965,942                --              --                --     40,965,942
   IRA accounts.....................      4,467,347         4,883,920      11,605,455                 -     20,956,722
   Certificates of deposit..........     11,642,778        21,812,481      16,818,071         1,403,917     51,677,247
   Other liabilities................             --                --              --                --      3,791,275
      Stockholders' equity..........             --                --              --                --     14,168,673
                                      -------------    --------------    ------------     -------------   ------------
      Total liabilities and
        stockholders' equity........  $  97,726,495    $   26,696,401    $ 28,423,526     $   1,403,917   $217,571,063
                                      =============    ==============    ============     =============   ============

GAP.................................  $ (68,254,125)   $    6,472,340    $ 40,082,655     $  69,098,902
Cumulative GAP......................    (68,254,125)      (61,781,785)    (21,699,130)       47,399,772
Cumulative GAP as a % of
  total assets......................          (31.4)%           (28.4)%         (10.0)%            21.8%


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

         Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 1998, totaled $16,019,316, an decrease of $12,517,295 (43.9%) from the December 31, 1997 total of $28,536,611. Most of this decrease was in Federal funds sold which totaled $2,863,635 at December 31, 1998 compared to $18,850,000 at the end of 1997. The larger balance in Federal funds sold at the end of 1997 reflects a decision to increase liquid assets in order to fund January securities purchase commitments.

         The Bank may draw on a $26,000,000 line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of December 31, 1998, $1.0 million was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank.

Year 2000 Readiness Disclosure

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

         The Company's Year 2000 plan calls for the identification of all systems that could be affected by Year 2000 problem, the systematic assessment of their Year 2000 readiness and the institution of appropriate remedial measures and contingency planning. As part of its Year 2000 plan, the Company has ranked its various computer systems according to their importance to the continued functioning of the Bank. Assessment procedures range from actual testing for the Company's most mission critical systems to seeking written self assessments from individual borrowers. Based on these assessments, the Company has instituted appropriate remedial measures which include software upgrades and the replacement of vendors and hardware where necessary. The Company's Year 2000 plan includes contingency and back-up plans for mission critical systems.

         The Company's mainframe computer hardware and systems software are Year 2000 compliant. The Company primarily utilizes third-party vendor application software for all computer applications. The third-party vendors for the Company's banking applications are in the process of modifying, upgrading or replacing their computer applications to insure Year 2000 compliance. In addition, the Company has instituted a Year 2000 compliance program whereby the Company is reviewing the Year 2000 compliance issues that may be faced by its third-party vendors. Under such program, the Company will examine the need for modifications or replacement of all non-Year 2000 compliant pieces of software. The Company has spent approximately $400,000 in 1997 and 1998 to upgrade certain hardware and software and believes the cost of its Year 2000 compliance program will not be material to its financial condition. The Company believes it is in substantial compliance with its Year 2000 plan at year end 1998. In the event of unforseen disruptions with Year 2000 compliance, the Company business operations could be adversely affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         The Company's Consolidated Financial Statements appear in this Annual Report on Form 10-K beginning on the page immediately following Item 14 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") which was filed with the Commission on February 10, 1999 and is incorporated herein by reference.

Item 11.  Executive Compensation

         The information contained under the sections captioned "Director Compensation" and "Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Securities Ownership of Management" in the Proxy Statement.

         (c)      Changes in Control

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
         The information required by this item is incorporated herein by reference to the section captioned "Certain Transactions" in the Proxy Statement. In addition, during 1998, the Company paid $83,000 to Young-Harris, Inc., a company controlled by Senior Vice President John I. Young for consulting services.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  List of Documents Filed as Part of this Report

         (1) Financial Statements. The following is a list of the consolidated financial statements which are being filed as part of this Annual Report on Form 10-K.

                                                                                                                   Page
                                                                                                                   ----
         Independent Auditors' Report                                                                               F-1
         Consolidated Balance Sheets as of December 31, 1998, 1997 and 1996                                         F-3
         Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996                     F-4
         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998,
         1997 and 1996                                                                                              F-5
         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31,
         1998, 1997 and 1996                                                                                        F-6
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996                 F-7
         Notes to Consolidated Financial Statements                                                                 F-9

         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

 No.                                                 Description
 ---                                                 -----------
 3.1          Articles of Incorporation, as Amended
 3.2          By-Laws
 4.1          Rights Agreement, dated as of February 13, 1998, between Glen
              Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent **
10.1          Glen Burnie Bancorp Stockholder Purchase Plan ***
10.2          Glen Burnie Bancorp Dividend Reinvestment and Stock Purchase
              Plan ***
10.3 +        Glen Burnie Bancorp Director Stock Purchase Plan ***
10.4          The Bank of Glen Burnie Employee Stock Purchase Plan ***
10.5          The Bank of Glen Burnie Pension Plan ***
10.6 +        Employment Agreement with Michael P. Gavin ****
10.7 +        Change-in-Control Severance Plan ****
21            Subsidiaries of the registrant ***
23            Consent of Trice & Geary LLC
27            Financial Data Schedule
---------------
+             Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
*             Incorporated herein by reference to similarly numbered exhibit to
              Registrant's Annual Report on Form 10-K for the Fiscal Year Ended
              December 31, 1995.
**            Incorporated by reference herein by reference from Exhibit 4 to
              Registrant's Current Report on Form 8-K filed March 2, 1998.
***           Incorporated herein by reference from the similarly numbered exhibit to Registrant's Registration Statement on Form S-1
              (Commission File No. 333-37073).
****          Incorporated by reference to the similarly numbered exhibit to
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997.

         (b) Reports on Form 8-K. On November 24, 1998, the Company filed a current report on Form 8-K reporting under Item 5 that the Company had repurchased 213,169 shares of its common stock pursuant to a Stock Redemption Agreement dated November 17, 1998, between First Mariner Bancorp and the Company. No financial statements were filed with this report.

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 1998, 1997, and 1996, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Trice & Geary LLC
--------------------------
Trice & Geary LLC


Salisbury, Maryland
January 22, 1999

                      Glen Burnie Bancorp and Subsidiaries

                          Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------
December 31,                                                            1998           1997           1996
-------------------------------------------------------------------------------------------------------------
                      Assets
Cash and due from banks                                            $  8,197,344   $  8,127,732   $ 10,665,680
Interest bearing deposits in other financial institutions             4,958,337      1,558,879      1,836,981
Federal funds sold                                                    2,863,635     18,850,000     10,175,000
                                                                   ------------   ------------   ------------
    Cash and cash equivalents                                        16,019,316     28,536,611     22,677,661
Investment securities available for sale, at fair value              32,924,539     40,678,867     54,906,836
Investment securities held to maturity (fair value
    1998 $32,539,731; 1997 $41,566,019; 1996 $41,998,402)            32,561,288     41,178,804     41,667,057
Ground rents, at cost                                                   257,025        262,525        267,974
Loans, less allowance for credit losses
    1998 $2,841,060; 1997 $4,139,396; 1996 $5,060,592               125,501,252    111,545,262    124,672,414
Premises and equipment, at cost, less accumulated
    depreciation                                                      4,420,382      4,319,423      4,154,465
Accrued interest receivable                                           1,401,660      1,556,971      1,937,928
Prepaid income taxes                                                         --        636,318      1,055,974
Deferred income tax benefits                                            892,912      1,385,395      1,380,966
Other real estate owned                                               1,099,326        748,231        602,285
Other assets                                                          2,493,363      1,051,187      1,001,141
                                                                   ------------   ------------   ------------
        Total assets                                               $217,571,063   $231,899,594   $254,324,701
                                                                   ============   ============   ============

                  Liabilities and Stockholders' Equity

Liabilities:
Deposits
    Noninterest-bearing demand                                     $ 45,360,776   $ 47,651,375   $ 49,412,930
    Interest-bearing                                                154,250,339    159,458,897    183,333,045
                                                                   ------------   ------------   ------------
        Total deposits                                              199,611,115    207,110,272    232,745,975
Short-term borrowings                                                 1,143,904        889,398        547,937
Dividends payable                                                       123,039         81,146         44,193
Accrued interest payable on deposits                                    160,597        177,922        214,977
Other liabilities                                                     2,363,735      4,676,266      2,185,249
                                                                   ------------   ------------   ------------
        Total liabilities                                           203,402,390    212,935,004    235,738,331
                                                                   ------------   ------------   ------------

Commitments and contingencies

Stockholders' equity:
Common stock, par value $10, authorized 5,000,000 shares;
    issued and outstanding 1998 894,938 shares;
    1997 1,092,768 shares; 1996 883,858 shares                        8,949,388     10,927,688      8,838,588
Surplus                                                               3,373,591      6,575,053      6,192,900
Retained earnings                                                     1,563,336      1,236,917      3,290,077
Accumulated other comprehensive income                                  282,358        224,932        264,805
                                                                   ------------   ------------   ------------
        Total stockholders' equity                                   14,168,673     18,964,590     18,586,370
                                                                   ------------   ------------   ------------
        Total liabilities and stockholders' equity                 $217,571,063   $231,899,594   $254,324,701
                                                                   ============   ============   ============

         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                       Consolidated Statements of Income

----------------------------------------------------------------------------------------------------------
Years Ended December 31,                                           1998            1997            1996
----------------------------------------------------------------------------------------------------------
Interest income on
    Loans, including fees                                      $10,590,864     $10,845,819     $13,081,364
    U.S. Treasury securities                                       461,808         662,237         822,215
    U.S. Government agency securities                            4,024,712       4,551,441       2,846,357
    State and municipal securities                                 202,052         978,892       1,517,827
    Federal funds sold                                             261,880         301,614         261,423
    Other                                                          347,525         136,534         116,708
                                                               -----------     -----------     -----------
        Total interest income                                   15,888,841      17,476,537      18,645,894
                                                               -----------     -----------     -----------

Interest expense on
    Deposits                                                     6,048,828       6,840,952       7,711,989
    Short-term borrowings                                           46,463          68,374          49,652
                                                               -----------     -----------     -----------
        Total interest expense                                   6,095,291       6,909,326       7,761,641
                                                               -----------     -----------     -----------
        Net interest income                                      9,793,550      10,567,211      10,884,253

Provision for credit losses                                       (500,000)        270,000       6,596,000
                                                               -----------     -----------     -----------
        Net interest income after provision for
          credit losses                                         10,293,550      10,297,211       4,288,253
                                                               -----------     -----------     -----------

Other income
    Service charges on deposit accounts                            908,733         945,613       1,042,355
    Other fees and commissions                                     560,239         511,292         483,537
    Gains on investment securities                                 527,320         270,909         144,565
    Proceeds from insurance settlements                          1,126,077              --         560,000
                                                               -----------     -----------     -----------
        Total other income                                       3,122,369       1,727,814       2,230,457
                                                               -----------     -----------     -----------

Other expenses
    Salaries and wages                                           3,742,152       3,712,206       3,346,927
    Employee benefits                                            1,309,591       1,547,888       1,288,037
    Occupancy                                                      502,216         482,160         528,528
    Furniture and equipment                                        884,599         781,664         739,115
    Litigation charges                                           1,225,003         996,161              --
    Other expenses                                               4,112,919       4,072,983       3,116,472
                                                               -----------     -----------     -----------
        Total other expenses                                    11,776,480      11,593,062       9,019,079
                                                               -----------     -----------     -----------

Income (loss) before income taxes                                1,639,439         431,963      (2,500,369)

Federal and state income tax expense (benefits)                    806,247        (315,284)     (1,480,192)
                                                               -----------     -----------     -----------
Net income (loss)                                              $   833,192     $   747,247     $(1,020,177)
                                                               ===========     ===========     ===========
Basic and diluted earnings (loss) per share of common stock    $      0.78     $      0.68     $     (0.94)
                                                               ===========     ===========     ===========

         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                Consolidated Statements of Comprehensive Income

------------------------------------------------------------------------------------------------------
Years Ended December 31,                                        1998           1997           1996
------------------------------------------------------------------------------------------------------
Net income (loss)                                           $   833,192    $   747,247    $(1,020,177)
                                                            -----------    -----------    -----------

Other comprehensive income (loss), net of tax
    Reclassification relating to adoption
        of SFAS No. 133 at October 1, 1998                      270,038             --             --
    Unrealized holding gains (losses) arising during the
        period (net of deferred tax 1998 $6,043;
        1997 $64,325; 1996 $246,951)                             (9,644)       102,320       (392,818)
    Reclassification adjustment for gains included in net
        income (net of deferred tax 1998 $127,598;
        1997 $89,391; 1996 $55,079)                            (202,968)      (142,193)       (87,613)
                                                            -----------    -----------    -----------
       Total other comprehensive income (loss)                   57,426        (39,873)      (480,431)
                                                            -----------    -----------    -----------
Comprehensive income (loss)                                 $   890,618    $   707,374    $(1,500,608)
                                                            ===========    ===========    ===========

         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      Glen Burnie Bancorp and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity

                 Years Ended December 31, 1998, 1997, and 1996

                                                                                                      Accumulated
                                                                                                         Other             Total
                                                 Common Stock                         Retained       Comprehensive     Stockholders'
                                           Shares        Par Value       Surplus      Earnings          Income             Equity
                                           ------        ---------       -------      --------       -------------     -------------
Balances, December 31, 1995              $   872,838    $ 8,728,383    $ 5,917,043   $ 5,146,724     $    745,236      $20,537,386

Net loss                                          --             --             --    (1,020,177)              --       (1,020,177)
Shares issued under employee and
  director stock purchase plans                  200          2,000          3,384            --               --            5,384
Cash dividends, $.77 per share                    --             --             --      (836,470)              --         (836,470)
Dividends reinvested                          10,820        108,205        272,473            --               --          380,678
Other comprehensive loss, net of tax              --             --             --            --         (480,431)        (480,431)
                                         -----------    -----------    -----------   -----------     ------------      -----------
Balances, December 31, 1996                  883,858      8,838,588      6,192,900     3,290,077          264,805       18,586,370

Net income                                        --             --             --       747,247               --          747,247
Shares issued with stock dividends            26,782        267,820        382,153      (649,973)              --               --
Stock split effected in form of 20%
  stock dividend                             182,128      1,821,280             --    (1,821,280)              --               --
Cash dividends, $.30 per share                    --             --             --      (329,154)              --         (329,154)
Other comprehensive loss, net of tax              --             --             --            --          (39,873)         (39,873)
                                         -----------    -----------    -----------   -----------     ------------      -----------
Balances, December 31, 1997                1,092,768     10,927,688      6,575,053     1,236,917          224,932       18,964,590

Net income                                        --             --             --       833,192               --          833,192
Shares issued under employee
  stock purchase plan                            935          9,350         10,519            --               --           19,869
Shares issued under stockholder
  stock purchase plan                          7,388         73,880        119,131            --               --          193,011
Shares repurchased and retired              (213,168)    (2,131,680)    (3,449,084)           --               --       (5,580,764)
Cash dividends, $.50 per share                    --             --             --      (506,773)              --         (506,773)
Dividends reinvested under dividend
  reinvestment plan                            7,015         70,150         96,365            --               --          166,515
Vested stock options                              --             --         21,607            --               --           21,607
Other comprehensive income, net
  of tax                                          --             --             --            --           57,426           57,426
                                         -----------    -----------    -----------   -----------     ------------      -----------
Balances, December 31, 1998              $   894,938    $ 8,949,388    $ 3,373,591   $ 1,563,336     $    282,358      $14,168,673
                                         ===========    ===========    ===========   ===========     ============      ===========

         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                     Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                  1998            1997            1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                $    833,192    $    747,247    $ (1,020,177)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
        Depreciation, amortization, and accretion                         953,579         664,428         606,650
        Compensation expense from vested stock options                     21,607              --              --
        Provision for credit losses                                      (500,000)        270,000       6,596,000
        Losses on real estate owned                                         6,000          64,214          13,192
        Deferred income taxes (benefits)                                  456,350          20,659        (814,821)
        Gains on disposals of assets, net                                (478,839)       (241,183)       (144,318)
        Changes in assets and liabilities:
            Decrease in accrued interest receivable                       155,311         380,957         216,671
            (Increase) decrease in prepaid income taxes and
                other assets                                             (732,269)        251,382       2,108,195
            Decrease in accrued interest payable                          (17,325)        (37,055)        (14,738)
            Increase (decrease) in other liabilities                    1,209,969      (1,031,483)       (115,693)
                                                                     ------------    ------------    ------------
                Net cash provided by operating activities               1,907,575       1,089,166       7,430,961
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
    Maturities of held to maturity mortgage-backed securities             674,870              --              --
    Maturities of other held to maturity investment securities         20,485,350      23,405,000       4,984,661
    Maturities of available for sale mortgage-backed securities         6,749,884       1,780,092         451,504
    Maturities of other available for sale investment securities        1,525,000       7,785,900       8,557,219
    Sales of debt securities                                           25,899,152      19,095,130      10,802,522
    Purchases of held to maturity investment securities               (27,992,219)    (16,314,976)    (40,650,194)
    Purchases of held to maturity mortgage-backed securities           (9,521,417)             --              --
    Purchases of available for sale mortgage-backed securities                 --     (16,126,491)             --
    Purchases of other available for sale investment securities        (4,527,891)     (1,188,100)     (6,711,564)
    (Increase) decrease in loans, net                                 (13,453,506)     17,457,529      19,203,353
    Purchases of loans from other financial institutions                       --      (4,779,164)             --
    Proceeds from sales of other real estate                                   --         420,577              --
    Purchases of other real estate                                       (359,579)       (451,950)       (182,551)
    Purchases of premises and equipment and computer software            (993,614)       (727,320)       (449,275)
                                                                     ------------    ------------    ------------
                Net cash provided (used) by investing activities       (1,513,970)     30,356,227      (3,994,325)
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
    Increase (decrease) in noninterest-bearing deposits, NOW
        accounts, money market accounts, and savings accounts, net     (4,194,857)    (15,436,924)      4,817,350
    Increase (decrease) in time deposits, net                          (3,304,300)    (10,198,779)      6,807,862
    Increase (decrease) in short-term borrowings                          254,506         341,461      (1,209,785)
    Cash dividends paid                                                  (464,880)       (292,201)     (1,010,485)
    Common stock dividends reinvested                                     166,515              --         380,678
    Repurchase and retirement of common stock                          (5,580,764)             --              --
    Issuance of common stock                                              212,880              --           5,384
                                                                     ------------    ------------    ------------
                Net cash provided (used) by financing activities      (12,910,900)    (25,586,443)      9,791,004
                                                                     ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                      (12,517,295)      5,858,950      13,227,640

Cash and cash equivalents, beginning of year                           28,536,611      22,677,661       9,450,021
                                                                     ------------    ------------    ------------
Cash and cash equivalents, end of year                               $ 16,019,316    $ 28,536,611     $22,677,661
                                                                     ============    ============     ===========

         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      Glen Burnie Bancorp and Subsidiaries

                     Consolidated Statements of Cash Flows
                                  (Continued)

------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                  1998            1997            1996
------------------------------------------------------------------------------------------------------------------
Supplementary Cash Flow Information:
    Interest paid                                                    $  6,112,616    $  6,946,381     $ 7,776,379
    Income taxes refunded                                                      --        (755,597)     (1,718,184)
    Total increase (decrease) in unrealized appreciation
      (depreciation) on securities available for sale                      93,559         (64,961)       (782,715)

         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

         The Bank of Glen Burnie (the Bank) provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland, and is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain Federal and State of Maryland (the State) agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to generally accepted accounting principles and to general practices within the banking industry.

         Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

         Principles of Consolidation:

         The consolidated financial statements include the accounts of Glen Burnie Bancorp (the Company) and its subsidiaries, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate. Intercompany balances and transactions have been eliminated. The Parent Only financial statements (see Note 21) of the Company account for the subsidiaries using the equity method of accounting.

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

         Securities Held to Maturity:

         Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity. Securities transferred into held to maturity from the available for sale portfolio are recorded at fair value at time of transfer with unrealized gains or losses reflected in equity and amortized over the remaining life of the security.

         Securities Available for Sale:

         Marketable debt and equity securities not classified as held to maturity are classified as available for sale. Securities available for sale may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Changes in unrealized appreciation (depreciation) on securities available for sale are reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. The gains and losses on securities sold are determined by the specific identification method. Premiums and discounts are recognized in interest income using the effective interest rate method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

         Loans and Allowance for Credit Losses:

         Loans are generally carried at the amount of unpaid principal, adjusted for deferred loan fees, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Bank's policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral.

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

         Other Real Estate Owned (OREO):

         OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other expenses. Loans converted to OREO through foreclosure proceedings totaled $359,579, $610,557, and $182,551 for the years ended December 31, 1998, 1997, and 1996, respectively. Sales of OREO that were financed by the Bank totaled $178,787 for 1997. No sales of OREO were financed by the Bank for 1998 or 1996.

         Bank Premises and Equipment:

         Bank premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements which extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Gains or losses realized on the disposition of premises and equipment are reflected in the consolidated statements of income. Expenditures for repairs and maintenance are charged to other expenses as incurred. Computer software is recorded at cost and amortized over three to five years.

         Intangible Assets:

         Cost incurred related to goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 10 years. The net book value of goodwill was approximately $368,000, $422,000, and $477,000 at December 31, 1998, 1997, and 1996,
         respectively.

         Long-Lived Assets:

         The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         Income Taxes:

         The provision for Federal and State income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

         Temporary differences which give rise to deferred tax assets relate principally to the allowance for credit losses, unearned income on loans, other real estate owned, accrued compensation benefits, unused deductible expense, operating loss, and tax credit carryovers.

         Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, accretion of discount on investment securities, and prepaid pension expense.

         Credit Risk:

         The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation. The Bank had deposits and Federal funds sold of approximately $11,480,000 with one financial institution as of December 31, 1998.

         Cash and Cash Equivalents:

         The Bank has included cash and due from banks, interest bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

         Earnings (loss) per share:

         In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share which changed the earnings per share disclosure from primary and fully diluted per share amounts to basic and diluted earnings per share. Basic earnings per common share are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded since the effect would be antidilutive. Earnings (loss) per share disclosures for 1996 were restated to conform to these new calculation methods.

         Financial Statement Presentation:

         Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Note 2.  Restrictions on Cash and Due from Banks

         The Federal Reserve Board requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $2,094,000, $2,464,000 and $2,200,000 during the years ended December 31, 1998, 1997 and 1996, respectively.


Note 3.  Investment Securities

         Investment securities are summarized as follows:

                                                                 Gross            Gross
                                              Amortized       Unrealized       Unrealized          Fair
         December 31, 1998                       Cost            Gains           Losses            Value
         -----------------                   -----------      -----------      -----------      -----------
         Available for sale
           U.S. Treasury                     $ 2,584,565      $   129,844      $        --      $ 2,714,409
           U.S. Government agency             16,430,674          249,927            8,340       16,672,261
           Mortgage-backed                    12,512,882           90,225            1,638       12,601,469
                                             -----------      -----------      -----------      -----------
                                              31,528,121          469,996            9,978       31,988,139
           Federal Home Loan Bank stock          936,400               --               --          936,400
                                             -----------      -----------      -----------      -----------
                                             $32,464,521      $   469,996      $     9,978      $32,924,539
                                             ===========      ===========      ===========      ===========

         Held to maturity
           U.S. Treasury                     $ 2,497,627      $    54,164      $        --      $ 2,551,791
           U.S. Government agency             15,486,672           41,176           92,043       15,435,805
           Mortgage-backed                    14,576,989           19,248           44,102       14,552,135
                                             -----------      -----------      -----------      -----------
                                             $32,561,288      $   114,588      $   136,145      $32,539,731
                                             ===========      ===========      ===========      ===========

                                                                 Gross            Gross
                                              Amortized       Unrealized       Unrealized          Fair
         December 31, 1997                       Cost            Gains           Losses            Value
         -----------------                   -----------      -----------      -----------      -----------
         Available for sale
           U.S. Treasury                     $ 4,081,080      $    58,197      $     1,183      $ 4,138,094
           U.S. Government agency             12,141,760           66,145           42,385       12,165,520
           State and municipal                 6,959,106          311,471            2,251        7,268,326
           Mortgage-backed                    16,194,063           26,140           49,676       16,170,527
                                             -----------      -----------      -----------      -----------
                                              39,376,009          461,953           95,495       39,742,467
           Federal Home Loan Bank stock          936,400               --               --          936,400
                                             -----------      -----------      -----------      -----------
                                             $40,312,409      $   461,953      $    95,495      $40,678,867
                                             ===========      ===========      ===========      ===========

         Held to maturity
           U.S. Treasury                     $ 4,986,658      $    69,633      $     3,651      $ 5,052,640
           U.S. Government agency             35,077,853          277,037           24,452       35,330,438
           State and municipal                 1,114,293           68,648               --        1,182,941
                                             -----------      -----------      -----------      -----------
                                             $41,178,804      $   415,318      $    28,103      $41,566,019
                                             ===========      ===========      ===========      ===========

                                                                 Gross            Gross
                                              Amortized       Unrealized       Unrealized          Fair
         December 31, 1996                       Cost            Gains           Losses            Value
         -----------------                   -----------      -----------      -----------      -----------
         Available for sale
           U.S. Treasury                     $ 6,575,244      $    54,518      $     7,793      $ 6,621,969
           U.S. Government agency             20,625,552           43,627          199,626       20,469,553
           State and municipal                24,612,517          568,919           26,908       25,154,528
           Mortgage-backed                     1,913,804           24,355           25,673        1,912,486
                                             -----------      -----------      -----------      -----------
                                              53,727,117          691,419          260,000       54,158,536
           Federal Home Loan Bank stock          748,300               --               --          748,300
                                             -----------      -----------      -----------      -----------
                                             $54,475,417      $   691,419      $   260,000      $54,906,836
                                             ===========      ===========      ===========      ===========


         Held to maturity
           U.S. Treasury                     $ 6,485,244      $    59,711      $    19,992      $ 6,524,963
           U.S. Government agency             34,067,907          270,302           23,166       34,315,043
           State and municipal                 1,113,906           44,490               --        1,158,396
                                             -----------      -----------      -----------      -----------
                                             $41,667,057      $   374,503      $    43,158      $41,998,402
                                             ===========      ===========      ===========      ===========

         Effective October 1, 1998, the Bank adopted the provisions of SFAS No. 133 (see also Note 20), which provides for a special opportunity to reclassify held to maturity securities to available for sale. In connection therewith, the Bank reclassified held to maturity securities with amortized cost approximating $20,300,000 as available for sale, resulting in an increase in accumulated other comprehensive income of approximately $270,000, net of deferred taxes of approximately $170,000.

         Contractual maturities of investment securities at December 31, 1998, 1997, and 1996 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

                                                     Available for Sale                  Held to Maturity
                                                 Amortized          Fair           Amortized          Fair
         December 31, 1998                          Cost            Value             Cost            Value
         -----------------                      -----------      -----------      -----------      -----------
         Due within one year                    $ 1,499,909      $ 1,509,844      $ 1,250,357      $ 1,259,844
         Due over one to five years              13,445,861       13,690,797        1,247,271        1,291,953
         Due over five to ten years               4,069,469        4,186,029        7,489,009        7,517,969
         Due over ten years                              --               --        7,997,662        7,917,830
         Mortgage-backed, due in monthly
           installments                          12,512,882       12,601,469       14,576,989       14,552,135
                                                -----------      -----------      -----------      -----------
                                                $31,528,121      $31,988,139      $32,561,288      $32,539,731
                                                ===========      ===========      ===========      ===========

                                                     Available for Sale                  Held to Maturity
                                                 Amortized          Fair           Amortized          Fair
         December 31, 1997                          Cost            Value             Cost            Value
         -----------------                      -----------      -----------      -----------      -----------
         Due within one year                   $ 1,615,229      $ 1,617,252      $ 1,000,000      $   999,060
         Due over one to five years              9,164,702        9,335,742       18,176,856       18,333,563
         Due over five to ten years              6,735,960        6,946,219       15,888,529       16,046,560
         Due over ten years                      5,666,055        5,672,727        6,113,419        6,186,836
         Mortgage-backed, due in monthly
           installments                         16,194,063       16,170,527               --               --
                                               -----------      -----------      -----------      -----------
                                               $39,376,009      $39,742,467      $41,178,804      $41,566,019
                                               ===========      ===========      ===========      ===========


                                                     Available for Sale                  Held to Maturity
                                                Amortized          Fair           Amortized          Fair
         December 31, 1996                         Cost            Value             Cost            Value
         -----------------                     -----------      -----------      -----------      -----------
         Due within one year                   $ 2,728,910      $ 2,733,114      $ 1,500,791      $ 1,506,090
         Due over one to five years             10,870,162       10,969,608       19,969,083       20,087,636
         Due over five to ten years             12,578,991       12,838,012       15,113,223       15,265,730
         Due over ten years                     25,635,250       25,705,316        5,083,960        5,138,946
         Mortgage-backed, due in monthly
           installments                          1,913,804        1,912,486               --               --
                                               -----------      -----------      -----------      -----------
                                               $53,727,117      $54,158,536      $41,667,057      $41,998,402
                                               ===========      ===========      ===========      ===========

         Proceeds from sales of securities available for sale prior to maturity were $25,889,152, $19,095,130 and $10,103,956 for the years ended
         December 31, 1998, 1997, and 1996, respectively. Gains of $418,519 and losses of $5,011 were realized on those sales for 1998. Gains of $251,535 and losses of $26,840 were realized on those sales for 1997. Gains of $154,119 and losses of $9,554 were realized on those sales for 1996. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax expense relating to net gains on sales of investment securities was $127,598, $86,732, and $55,831 for the years ended December 31, 1998, 1997, and 1996, respectively.

         Securities with amortized costs of approximately $2,994,000, $2,997,000, and $4,999,000 were pledged as collateral for short-term borrowings and financial instruments with off-balance sheet risk at December 31, 1998, 1997, and 1996, respectively.

         Investment securities include obligations of the State of Maryland and its subdivisions with an amortized cost of $8,073,399 and $16,982,447 at December 31, 1997 and 1996, respectively.

Note 4.  Loans

         Major categories of loans are as follows:

                                                       1998                1997                1996
                                                  ------------        ------------        ------------
         Mortgage
           Residential                            $ 33,931,494        $ 38,048,174        $ 36,504,904
           Commercial                               43,915,342          43,275,731          47,757,381
           Construction and land development         2,382,657           4,888,634           5,514,565
         Lease financing                             1,059,382           3,285,439           7,537,563
         Demand and time                             4,654,006           6,678,218           9,557,470
         Installment                                43,147,377          20,259,198          23,714,889
                                                  ------------        ------------        ------------
                                                   129,090,258         116,435,394         130,586,772
         Unearned income on loans                     (747,946)           (750,736)           (853,766)
                                                  ------------        ------------        ------------
                                                   128,342,312         115,684,658         129,733,006
         Allowance for credit losses                (2,841,060)         (4,139,396)         (5,060,592)
                                                  ------------        ------------        ------------
                                                  $125,501,252        $111,545,262        $124,672,414
                                                  ============        ============        ============

         During 1998 the Bank instituted an automotive indirect lending program, where vehicle collateralized loans made by dealers to consumers are assigned to the Bank. The Bank's installment loan portfolio included approximately $24,630,000 of such loans at December 31, 1998.

         In December 1997, the Bank purchased a pool of thirty-year fixed rate residential mortgage loans totaling $4,779,164 from a local financial institution, with an average yield of 7.78%.

         The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

         Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 1998, 1997, and 1996, the amounts of such loans outstanding were $1,495,082, $1,270,382, and $2,587,122, respectively. During 1998, loan additions and repayments were $506,645 and $281,945, respectively.

         The allowance for credit losses is as follows:

                                                       1998               1997                1996
                                                  ------------        ------------        ------------
         Balance, beginning of year               $  4,139,396        $  5,060,592        $  3,698,271
         Provision for credit losses                  (500,000)            270,000           6,596,000
         Recoveries                                    296,617             426,604             234,614
         Loans charged off                          (1,094,953)         (1,617,800)         (5,468,293)
                                                  ------------        ------------        ------------
         Balance, end of year                     $  2,841,060        $  4,139,396        $  5,060,592
                                                  ============        ============        ============

         Loans on which the accrual of interest has been discontinued amounted to $1,724,782, $3,481,434, and $4,545,581 at December 31, 1998, 1997,
         and 1996, respectively. Interest that would have been accrued under the terms of these loans was $269,112, $307,950, and $457,035 for the years ended December 31, 1998, 1997, and 1996, respectively.

         Information regarding loans classified by the Bank as impaired are summarized as follows:

                                                               1998            1997            1996
                                                            ----------      ----------      ----------
         Loans classified as impaired                       $2,528,851      $3,718,021      $5,953,621
         Allowance for credit losses on impaired loans         423,571         718,787       1,232,366
         Average balance of impaired loans                   2,417,615       5,251,152       6,563,679

         Following is a summary of cash receipts on impaired loans and how they were applied:

         Cash receipts applied to reduce principal balance  $   62,811      $  107,155      $  194,535
         Cash receipts recognized as interest income             7,313          97,948         182,795
                                                            ----------      ----------      ----------
             Total cash receipts                            $   70,124      $  205,103      $  377,330
                                                            ==========      ==========      ==========

         At December 31, 1998, the total recorded investment in troubled debt restructurings amounted to $293,821. The average recorded investment in troubled debt restructurings amounted to $290,924 for the year ended December 31, 1998. The allowance for credit losses relating to troubled debt restructurings was $68,000 at December 31, 1998. Interest income on troubled debt restructurings of $16,765 was recognized for cash payments received in 1998. All investments in troubled debt were performing under the terms of the modified agreements, with the exception of one loan classified as impaired in the amount of $156,947 as of December 31, 1998.

         At December 31, 1997, the total recorded investment in troubled debt restructurings amounted to $334,061. The average recorded investment in troubled debt restructurings amounted to $346,540 for the year ended December 31, 1997. The allowance for credit losses relating to troubled debt restructurings was $49,112 at December 31, 1997. Interest income on troubled debt restructurings of $16,408 was recognized for cash payments received in 1997. All investments in troubled debt were performing under the terms of the modified agreements.

         At December 31, 1996, the Bank had no recorded investments in troubled debt restructurings.

         The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired or non-accrual loans.

Note 5.  Premises and Equipment

         A summary of premises and equipment is as follows:

                                                  Useful
                                                  lives                  1998            1997             1996
                                                ----------           ------------     -----------      -----------
         Land                                                        $    509,803     $   509,803      $   509,803
         Buildings                              5-50 years              3,900,421       3,710,425        3,713,427
         Equipment and fixtures                 5-30 years              4,125,205       3,865,902        3,640,241
         Construction in progress                                          21,675         102,879           46,505
                                                                     ------------     -----------      -----------
                                                                        8,584,104       8,189,009        7,909,976
         Accumulated depreciation                                      (4,163,722)     (3,869,586)      (3,755,511)
                                                                     ------------     -----------      -----------
                                                                     $  4,420,382     $ 4,319,423     $  4,154,465
                                                                     ============     ===========     ============

         Depreciation expense was $596,716, $532,637, and $543,393 for the years ended December 31, 1998, 1997, and 1996, respectively. Amortization of software and intangible assets was $179,369, $123,676, and $110,602 for the years ended December 31, 1998, 1997, and 1996, respectively.

         The Bank leases its South Crain Highway and Ferndale Shopping Center branches. Minimum obligations under the leases are $23,460 and $30,000 per year, respectively, until the leases expire in June 2000 and May 2003, respectively. The Bank is also required to pay all maintenance costs under both leasing arrangements. Total rent expense was $53,591, $32,153, and $37,188 for the years ended December 31, 1998, 1997, and 1996, respectively.

Note 6.  Short-term borrowings

         Short-term borrowings are as follows:

                                              1998            1997           1996
                                           ----------      ----------      --------
         Notes payable - U.S. Treasury     $  143,904      $  889,398      $547,937
         FHLB advances                      1,000,000              --            --
                                           ----------      ----------      --------
                                           $1,143,904      $  889,398      $547,937
                                           ==========      ==========      ========

         The Bank owns shares of common stock of the Federal Home Loan Bank of Atlanta (FHLB). This investment was a condition for obtaining a $26 million variable rate credit facility with the FHLB. At December 31, 1998, the Bank had outstanding advances of $1,000,000, bearing interest at 5.15%, and maturing within the next year. There were no borrowings outstanding under this credit arrangement at December 31, 1997 or 1996. The credit facility is secured by a floating lien on the Bank's residential mortgage loan portfolio and by investment securities with amortized cost of approximately $1,000,000 at December 31, 1998.

         Notes payable to the U.S. Treasury are Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. The note payable is secured by investment securities with an amortized cost of approximately $1,494,000 at December 31, 1998.

         The Bank also has available $5,000,000 in short-term secured credit and a $1,000,000 letter of credit facility from another bank for short term liquidity needs, if necessary. There were no borrowings outstanding at December 31, 1998, 1997, and 1996 under these credit lines.

Note 7.  Deposits

         Major classifications of interest-bearing deposits are as follows:

                                                            1998              1997              1996
                                                        ------------      ------------      ------------
         NOW and SuperNOW                               $ 20,600,751      $ 20,581,703      $ 22,792,376
         Money Market                                     20,049,677        19,876,925        26,210,655
         Savings                                          40,965,943        43,062,001        48,192,967
         Certificates of Deposit, $100,000 or more         5,758,269         5,260,809         6,753,155
         Other time deposits                              66,875,699        70,677,459        79,383,892
                                                        ------------      ------------      ------------
                                                        $154,250,339      $159,458,897      $183,333,045
                                                        ============      ============      ============

         Interest expense on deposits is as follows:

                                                            1998              1997             1996
                                                       -------------      ------------      ------------
         NOW and SuperNOW                              $     377,632      $    462,395      $    599,089
         Money Market                                        546,382           622,464           818,240
         Savings                                           1,069,853         1,233,294         1,475,426
         Certificates of Deposit, $100,000 or more           443,489           466,360           484,267
         Other time deposits                               3,611,472         4,056,439         4,334,967
                                                       -------------      ------------      ------------
                                                       $   6,048,828      $  6,840,952      $  7,711,989
                                                       =============      ============      ============

         At December 31, 1998, the scheduled maturities of time deposits are approximately as follows:

                                                                               1998
                                                                          ------------
                           1999                                             43,053,000
                           2000                                             15,331,000
                           2001                                             10,706,000
                           2002                                              1,485,000
                           2003 and thereafter                               2,059,000
                                                                          ------------
                                                                          $ 72,634,000
                                                                          ============

         Deposit balances of executive officers and directors and their affiliated interests totaled approximately $356,000, $485,000, and $1,067,000 at December 31, 1998, 1997, and 1996, respectively.

         The Bank had no brokered deposits at December 31, 1998, 1997, and 1996.

Note 8.  Income Taxes

         The components of income tax expense (benefits) for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                                           1998              1997             1996
                                                                       -----------       -----------      ------------
         Current
           Federal                                                     $    (1,841)      $      (218)      $  (398,491)
           State                                                           351,738          (335,725)         (266,880)
                                                                       -----------       -----------       -----------
         Total current                                                     349,897          (335,943)         (665,371)
                                                                       -----------       -----------       -----------
         Deferred income taxes (benefits)
           Federal                                                         352,880           (27,040)         (764,511)
           State                                                           103,470            47,699           (50,310)
                                                                       -----------       -----------       -----------
         Total Deferred                                                    456,350            20,659          (814,821)
                                                                       -----------       -----------       -----------
             Income tax expense (benefits)                             $   806,247       $  (315,284)      $(1,480,192)
                                                                       ===========       ===========       ===========

         The 1998 current State provision consists of disallowed prior years' refund claims.

         A reconciliation of income tax expense (benefits) computed at the statutory rate of 34 percent to the actual income tax expense for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                          1998              1997             1996
                                                                       -----------       -----------       -----------
         Income (loss) before income taxes                             $ 1,639,439       $   431,963       $(2,500,369)
                                                                       ===========       ===========       ===========
         Taxes computed at Federal income tax rate                     $   557,409       $   146,867       $  (850,125)
         Increase (decrease) resulting from
           Tax-exempt income                                               (61,361)         (296,323)         (456,790)
           State income taxes, net of Federal income tax benefit           300,437          (221,579)         (176,141)
           Other                                                             9,762            55,751             2,864
                                                                       -----------       -----------       -----------
             Income tax expense (benefits)                             $   806,247       $  (315,284)      $(1,480,192)
                                                                       ===========       ===========       ===========

         Sources of deferred income taxes and the tax effects of each for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                                          1998              1997             1996
                                                                       -----------       -----------       -----------
         Depreciation                                                  $    13,318       $   (23,201)      $   (30,990)
         Securities discount accretion                                     (19,471)            4,280             9,380
         Provision for credit losses                                       658,694           295,799          (241,077)
         Unearned income on loans                                               --            31,469           106,816
         Deferred compensation and benefit plans                           (76,205)          (61,589)          (56,096)
         Charitable contributions                                          (15,844)           (9,971)          (35,987)
         Write-downs on other real estate owned                             (2,317)           25,736           (28,192)
         AMT credits                                                       (16,764)         (242,422)         (538,117)
         Net operating loss carryover                                      (85,061)               --                --
         Other                                                                  --               558              (558)
                                                                       -----------       -----------       -----------
             Deferred income tax expense (benefits)                    $   456,350       $    20,659       $  (814,821)
                                                                       ===========       ===========       ===========

         The components of the net deferred income tax benefits as of December 31, 1998, 1997, and 1996 are as follows:

                                                                          1998              1997              1996
                                                                       -----------       -----------       -----------
         Deferred income tax benefits:
           Allowance for credit losses                                 $   123,966       $   782,660       $ 1,078,459
           Unearned income on loans                                             --                --            31,469
           Deferred compensation and benefit plans                         728,247           179,869           122,116
           Other real estate owned                                           4,773             2,456            28,192
           Charitable contributions                                         61,802            45,958            35,987
           Alternative minimum tax credits                                 797,303           780,539           538,117
           Net operating loss carryover                                     85,061                --                --
           Other                                                                --                --               558
                                                                       -----------       -----------       -----------
               Total deferred income tax benefits                        1,801,152         1,791,482         1,834,898
                                                                       -----------       -----------       -----------

         Deferred income tax liabilities:
           Accumulated depreciation                                        204,328           191,010           214,211
           Securities discount accretion                                    19,559            39,030            34,750
           Prepaid pension contributions                                   506,694            34,521            38,357
           Net unrealized appreciation on investment
             securities available for sale                                 177,659           141,526           166,614
                                                                       -----------       -----------       -----------
               Total deferred income tax liabilities                       908,240           406,087           453,932
                                                                       -----------       -----------       -----------
               Net deferred income tax benefits                        $   892,912       $ 1,385,395       $ 1,380,966
                                                                       ===========       ===========       ===========

         Management has determined that no valuation allowance is required as it is more likely than not that the net deferred income tax benefits will be fully realizable in future years.


Note 9.  Pension and Profit Sharing Plans

         Through 1998, the Bank had a defined benefit pension plan covering substantially all of its employees. Benefits are based on the employee's average rate of earnings for the five consecutive years before retirement. The Bank's funding policy is to contribute annually an amount between the minimum and maximum actuarially determined contribution, using the frozen entry age actuarial cost method. Assets of the plan are held in a trust fund principally comprised of growth and income mutual funds managed by another bank.

         The Bank decided to terminate this plan, effective December 31, 1998. The Bank has also established a defined contribution plan as a replacement plan, effective January 1, 1999. Upon termination of the plan all participants became 100% vested. All accrued benefits under the terminated pension plan will be provided to participants through the purchase of annuities, or, in the case of actively employed participants, at their option, in the form of a lump sum rollover to the defined contribution plan. Any excess assets remaining in the defined benefit plan after payment of all accrued benefits to active, terminated, and retired participants are to be transferred to the new defined contribution plan.

         As a result of the termination of the defined benefit plan and the ultimate funding of the defined contribution plan, the Bank has recorded a prepaid pension asset of $1,248,153 and an accrued liability of the same amount at December 31, 1998.

         The following table sets forth the financial status of the pension plan at December 31, 1998, 1997, and 1996:

                                                                                  1998               1997                1996
                                                                               -----------        -----------        -----------
         Projected benefit obligation at January 1,                            $ 4,124,137        $ 3,804,330        $ 3,443,582
            Service cost                                                           208,699            218,504            208,566
            Interest                                                               346,128            317,295            292,704
            Actual benefit payments                                               (189,504)          (138,314)          (134,408)
            Interest on distributions                                               (6,850)            (9,232)            (6,114)
            Decrease from curtailment\termination                               (1,435,130)                --                 --
            Other adjustments                                                      (59,044)           (68,446)                --
                                                                               -----------        -----------        -----------
         Projected benefit obligation at December 31,                          $ 2,988,436        $ 4,124,137        $ 3,804,330
                                                                               ===========        ===========        ===========

         Accumulated benefit obligation
           Vested                                                              $ 2,988,436        $ 2,671,233        $ 2,244,790
           Nonvested                                                                    --            119,829             28,066
                                                                               -----------        -----------        -----------
                                                                               $ 2,988,436        $ 2,791,062        $ 2,525,451
                                                                               ===========        ===========        ===========

         Plan assets at January 1,                                             $ 4,670,182        $ 3,720,145        $ 3,399,653
            Actual contributions                                                        --            223,083            170,000
            Actual distributions                                                   189,504            138,314            134,408
            Actual returns                                                       1,218,395            865,268            284,900
                                                                               -----------        -----------        -----------
         Plan assets at December 31,                                           $ 5,699,073        $ 4,670,182        $ 3,720,145
                                                                               ===========        ===========        ===========

         Plan assets at fair value                                             $ 5,699,073        $ 4,670,182        $ 3,720,145
         Projected benefit obligation                                           (2,988,436)        (4,124,137)        (3,804,330)
                                                                               -----------        -----------        -----------
         Plan assets in excess of (less than)
           projected benefit obligation                                          2,710,637            546,045            (84,185)
         Unrecognized prior service cost                                                --            148,730            174,327
         Unrecognized net (gain) loss                                           (1,425,979)          (556,714)            70,020
         Unrecognized net asset from transition                                    (36,505)           (48,674)           (60,843)
                                                                               -----------        -----------        -----------
         Prepaid pension expense included in other assets                      $ 1,248,153        $    89,387        $    99,319
                                                                               ===========        ===========        ===========

         Net pension expense includes the following:
           Service cost                                                        $   201,699        $   218,504        $   208,566
           Interest cost                                                           339,278            311,064            286,590
           Actual return on assets                                              (1,218,395)          (865,268)          (284,900)
           Net amortization and deferral                                           830,649            568,715             15,472
                                                                               -----------        -----------        -----------
         Net pension expense                                                   $   153,231        $   233,015        $   225,728
                                                                               ===========        ===========        ===========

         Assumptions used in the accounting for net pension expense were:

         Discount rates                                                                8.5%               8.5%               8.5%
         Rate of increase in compensation levels                                       6.5%               6.5%               6.5%
         Long-term rate of return on assets                                            8.5%               8.5%               8.5%

         The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The Bank's contributions to the plan are determined annually by the Board of Directors. The plan covers substantially all employees. The Bank's contributions to the plan included in expense were $102,757 and $83,500 for the years ended December 31, 1998 and 1997, respectively. No contributions were made for 1996. Effective January 1, 1999, the plan was amended to provide for discretionary employer matching contributions to be determined annually by the Board of Directors.

Note 10. Post-Retirement Health Care Benefits

         The Bank provides health care benefits to employees who retire at age
         65. The plan is funded only by the Bank's monthly payments of insurance premiums due. The following table sets forth the financial status of the plan at December 31, 1998, 1997, and 1996:

                                                                   1998           1997            1996
                                                                ---------       ---------       ---------
         Accumulated post-retirement benefit obligation
           Retirees                                             $ 239,773       $ 191,817       $ 229,258
           Other active participants, fully eligible               27,741              --              --
           Other active participants, not fully eligible          493,449         482,529         648,414
                                                                ---------       ---------       ---------
                                                                  760,963         674,346         877,672
         Unrecognized net gain                                    347,097         359,178          23,715
         Unrecognized transition obligation                      (534,383)       (567,782)       (601,181)
                                                                ---------       ---------       ---------
         Accrued post-retirement benefit cost                   $ 573,677       $ 465,742       $ 300,206
                                                                =========       =========       =========

         Net post-retirement benefit expense for the years ended December 31, 1998, 1997, and 1996 includes the following:

         Service cost                                           $  56,771       $  75,736       $  71,381
         Interest cost                                             48,979          72,930          69,792
         Amortization of unrecognized transition obligation        33,399          33,399          33,399
         Amortization of net gain                                 (13,052)         (1,669)             --
                                                                ---------       ---------       ---------
         Net post-retirement benefit expense                    $ 126,097       $ 180,396       $ 174,572
                                                                =========       =========       =========

         Assumptions used in the accounting for net post-retirement benefit expense were:

         Health care cost trend rate                                  5.0%            5.0%            8.0%
         Discount rate                                                6.8%            7.0%            8.5%

         If the assumed health care cost trend rate were increased to 6% for 1998 and 1997 and 9% for 1996, the total of the service and interest cost components of net periodic post-retirement health care benefit cost would increase by $28,471, $36,820, and $36,816, for the years ended December 31, 1998, 1997, and 1996, respectively, and the accumulated post-retirement benefit obligation would increase to $154,568, $217,216, and $211,388 as of December 31, 1998, 1997, and
         1996, respectively.

Note 11. Other Benefit Plans (see also Note 14)

         In March 1998, the Bank established and funded a grantor trust for $1,500,000 as part of a change in control severance plan covering substantially all employees. Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a "change in control" of the Company occur.

         In March 1998, the Company and Bank also established and the Bank funded a grantor trust for $2,000,000 for indemnification of the officers and directors of the Bank and/or Company for any litigation expenses incurred in connection with any "change of control" of the Company.

         Subsequent to the repurchase of the Company's common stock under a "Redemption Agreement" and entering into a standstill agreement (see
         Note 14), and effective as of December 31, 1998, all assets held by these trusts were returned to the Bank. The severance trust continues to exist on an unfunded status, while the litigation trust was terminated on December 31, 1998.

         In March 1998, the Bank established and funded a grantor trust for $285,000 as part of an employment agreement with the Chief Operating Officer of the Bank. The agreement provides for the payment of benefits upon termination of employment, for any reason other than just cause, after a "change in control" of the Company. Balances held in this trust of approximately $293,000 at December 31, 1998 are prepaid expenses and included in other assets.

Note 12. Other Operating Expenses

         Other operating expenses include the following:

                                                                1998            1997             1996
                                                             ----------      ----------      ----------
         Professional services                               $2,163,448      $1,995,049      $1,454,449
         Stationery, printing and supplies                      241,029         275,020         218,397
         Postage and delivery                                   239,519         270,976         271,050
         FDIC assessment                                         81,162          92,456          33,595
         Directors fees and expenses                            151,737         168,061         196,622
         Marketing                                              305,794         249,958         124,897
         Data processing                                        205,839         135,326         129,449
         Correspondent bank services                            114,689         119,479         115,864
         Telephone                                               95,572          69,873          59,808
         Liability insurance                                     89,149          89,146          71,015
         Losses and expenses on real estate owned (OREO)         33,414         143,045          45,445
         Other                                                  391,567         464,594         395,881
                                                             ----------      ----------      ----------
                                                             $4,112,919      $4,072,983      $3,116,472
                                                             ==========      ==========      ==========

Note 13. Litigation Charges

         In 1997, the Company incurred losses of $996,161 relating to two claims involving fraudulent check endorsement issues. These nonrecurring charges are included in other expenses for 1997.

         In 1998, the Company incurred losses of $1,225,003 relating to claims involving fraudulent check endorsement issues and\or bankruptcies. These nonrecurring charges are included in other expenses for 1998.

Note 14. Repurchase and Retirement of Company Common Stock

         During 1998, the Company was pursued by another competing financial institution (the institution) in a hostile take-over attempt. In November 1998, the Company reached an agreement with the institution to repurchase 213,168 shares of its common stock, or approximately 19.5% of its outstanding shares, for an aggregate purchase price of $5,580,764. In conjunction with the redemption agreement, the Company and the institution also entered into a standstill agreement through November 2008. Under the standstill agreement, the Company will make payments over five years totaling $675,510 beginning with the first payment of $150,000 in January 1999 and four subsequent annual payments of $131,378.


Note 15. Commitments and Contingencies

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

         Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

                                                                  December 31,
                                                  ---------------------------------------------
                                                      1998             1997             1996
                                                  -----------      -----------      -----------
         Loan commitments
           Construction and land development      $ 1,537,400      $   150,000      $ 1,865,000
           Other mortgage loans                     1,671,050          330,500          185,000
                                                  -----------      -----------      -----------
                                                  $ 3,208,450      $   480,500      $ 2,050,000
                                                  ===========      ===========      ===========
         Unused lines of credit
           Home-equity lines                      $ 3,029,929      $ 2,629,589      $ 2,944,867
           Commercial lines                         6,149,939        7,524,017        8,030,635
           Unsecured consumer lines                   851,390          799,826        3,434,501
                                                  -----------      -----------      -----------
                                                  $10,031,258      $10,953,432      $14,410,003
                                                  ===========      ===========      ===========
         Letters of credit                        $ 2,012,626      $ 2,221,173      $ 3,132,661
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

         The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 1998, 1997, and 1996, $67,168, $70,168, and $139,382, respectively, have been provided as an allowance for credit losses related to these financial instruments with off-balance sheet risk, which is reflected as a reduction of loans.

         Legal proceedings:

         The Bank is a defendant in certain claims and legal actions arising in the ordinary course of business. The Bank is being sued for approximately $250,000 for allegedly honoring checks with invalid endorsements. The Bank's management is contesting the suit vigorously and asserting the Bank's counterclaim which seeks damages in an amount in excess of the damage sought by the plaintiff.

Note 16. Stockholders' Equity

         Restrictions on dividends:

         The Bank is subject to certain restrictions on the amount of dividends that it may pay. Under Maryland banking law, the Board of Directors may declare cash dividends from undivided profits after providing for expenses, losses, interest and taxes accrued or due. In 1997 and 1996 the Bank's payment of dividends was restricted by a Memorandum of Understanding (M.O.U.) (see also Note 18) which required prior approval of the FDIC and the State Banking Commissioner of the State of Maryland for the payment of dividends by the Bank in excess of 50% of its net operating income or if the Bank's Tier 1 capital ratio would be reduced below 6%. This M.O.U. was lifted in June 1998.

         Employee stock purchase benefit plans:

         During 1998, the Company established a stock-based compensation plan, which is described below. The Bank applies Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for this plan. Compensation cost of $21,607 has been recognized in the accompanying consolidated financial statements for options granted in 1998. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

         Employees who have completed one year of service are eligible to participate in the employee stock purchase plan. The number of shares of common stock granted under options will bear a uniform relationship to compensation. The plan allows employees to buy stock under options granted at the lesser of 85 percent of the fair market value of the stock on the date of grant or exercise. Options granted will expire no later than 27 months from the grant date or upon termination of employment. Activity under this plan is as follows:

                                                                                                Grant
                                                                                    Shares      Price
         Granted on July 1, 1998, expiring October 1, 1999                          5,794      $ 21.25
         Expired                                                                      (32)
         Exercised                                                                   (935)
                                                                                    -----
         Outstanding December 31, 1998                                              4,827      $ 21.25
                                                                                    =====

         At December 31, 1998, there were 24,065 shares of common stock reserved for issuance under the plan.

         The Board of Directors may suspend or discontinue the plan at its discretion.

         Dividend reinvestment and stock purchase plan:

         The Company's dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95 percent of the fair market value on the dividend payment date.

         In October 1996, the Company suspended participation in the dividend reinvestment and stock purchase plan until the Company completed additional filings with the Securities and Exchange Commission. The plan was reinstated in 1998.

         During 1998 and 1996, 7,015 and 10,820 shares of common stock, respectively, were purchased under the plan. At December 31, 1998, there were 199,335 shares of common stock reserved for issuance under the plan.

         The Board of Directors may suspend or discontinue the plan at its discretion.

         Stockholder purchase plan:

         The Company's stockholder purchase plan allows participating stockholders an option to purchase newly issued shares of common stock. The number of shares that may be purchased pursuant to options shall be determined by the Board of Directors. Options granted will expire no later than 3 months from the grant date. Each option will entitle the stockholder to purchase one share of common stock, and will be granted in proportion to stockholder share holdings. At the discretion of the Board of Directors, stockholders may be given the opportunity to purchase unsubscribed shares.

                                                                                                Grant
                                                                                    Shares      Price
         Granted on November 30, 1998, expiring January 29, 1999                   110,396     $26.125
         Exercised                                                                  (7,388)
                                                                                   -------

         Outstanding December 31, 1998                                             103,008     $26.125
                                                                                   =======

         At December 31, 1998 there were 112,612 shares of common stock reserved for issuance under the plan.

         The Board of Directors may suspend or discontinue the plan at its discretion.

         Regulatory capital requirements:

         The Company and Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, 1997, and 1996, that the Company and Bank meet all capital adequacy requirements to which it is subject.

         As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

         A comparison of capital as of December 31, 1998, 1997, and 1996 with minimum requirements is approximately as follows:

                                                                                                   To Be Well Capitalized
                                                                               For Capital         Under Prompt Corrective
                                                       Actual               Adequacy Purposes         Action Provisions
                                              Amount           Ratio       Amount        Ratio       Amount         Ratio
                                           ------------        -----    -----------      -----     -----------      ------
         As of December 31, 1998
           Total Capital
             (to Risk Weighted Assets)
             Company                        $14,785,000        10.5%    $11,265,000        8.0%                 N/A
             Bank                            14,495,000        10.4%     11,150,000        8.0%    $13,938,000        10.0%

           Tier I Capital
             (to Risk Weighted Assets)
             Company                         13,018,000         9.3%      5,599,000        4.0%                 N/A
             Bank                            12,736,000         9.1%      5,598,000        4.0%      8,397,000         6.0%



           Tier I Capital
             (to Average Assets)
             Company                         13,018,000         6.0%      8,722,000        4.0%                 N/A
             Bank                            12,736,000         5.8%      8,723,000        4.0%     10,904,000         5.0%

                                                                                                   To Be Well Capitalized
                                                                               For Capital         Under Prompt Corrective
                                                       Actual               Adequacy Purposes         Action Provisions
                                              Amount           Ratio       Amount        Ratio       Amount         Ratio
                                           ------------        -----    -----------      -----     -----------      ------
         As of December 31, 1997
           Total Capital
              (to Risk Weighted Assets)
              Company                       $19,359,000        16.0%    $ 9,656,000        8.0%                 N/A
              Bank                           18,908,000        15.7%      9,649,000        8.0%    $12,061,000        10.0%

           Tier I Capital
              (to Risk Weighted Assets)
              Company                        17,818,000        14.8%      4,828,000        4.0%                 N/A
              Bank                           17,368,000        14.4%      4,824,000        4.0%      7,237,000         6.0%

           Tier I Capital
              (to Average Assets)
              Company                        17,818,000         7.6%     14,107,000        6.0%                 N/A
              Bank                           17,368,000         7.4%     14,089,000        6.0%     11,741,000         5.0%

         As of December 31, 1996
           Total Capital
              (to Risk Weighted Assets)
              Company                        19,614,000        14.0%     11,221,000        8.0%                 N/A
              Bank                           19,215,000        13.3%     11,590,000        8.0%     14,487,200        10.0%

           Tier I Capital
              (to Risk Weighted Assets)
              Company                        17,845,000        12.7%      5,610,000        4.0%                 N/A
              Bank                           17,367,000        12.0%      5,789,000        4.0%      8,683,500         6.0%

           Tier I Capital
              (to Average Assets)
              Company                        17,845,000         7.2%     14,949,000        6.0%                 N/A
              Bank                           17,367,000         7.0%     14,886,000        6.0%     12,405,000         5.0%

Note 17. Earnings Per Common Share

         Earnings per common share are calculated as follows:

                                                         1998            1997            1996
                                                    -----------      -----------      -----------
Basic:
   Net income (loss)                                $   833,192      $   747,247      $(1,020,177)
   Weighted average common shares outstanding         1,071,026        1,092,768        1,089,495
   Basic net income (loss) per share                $      0.78      $      0.68      $     (0.94)

Diluted:
   Net income                                       $   833,192
   Weighted average common shares outstanding         1,071,026
   Dilutive effect of stock options                         362
                                                    -----------
   Average common shares outstanding - diluted        1,071,388
   Diluted net income per share                     $      0.78

         Diluted earnings per share calculations were not required for 1997 and 1996 due to the Company having a simple capital structure in 1997 and net losses in 1996.

         Options relating to the stockholder purchase plan have an anti-dilutive effect, and therefore were not included in the diluted calculation.

Note 18. Regulatory Matters

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

         In July 1997, the Bank entered into a revised M.O.U., which stipulated certain dividend restrictions and corrective actions regarding management, asset quality, earnings, capital, sensitivity to market risk, and risk management.

         In June 1998, the Bank was found to be in compliance with the revised M.O.U., resulting in termination of the agreement.

Note 19. Fair Values of Financial Instruments

         In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 107, the estimated fair value and the related carrying values of the Company's financial instruments are as follows:


                                             1998                         1997                      1996
                                -------------------------------------------------------------------------------------
                                    Carrying        Fair         Carrying       Fair        Carrying      Fair
                                     Amount         Value         Amount        Value        Amount       Value
                                -------------------------------------------------------------------------------------
Financial assets:
   Cash and due from banks        $  8,197,344   $  8,197,344  $  8,127,732  $  8,127,732  $ 10,665,680  $ 10,665,680
   Interest-bearing deposits in
     other financial institutions    4,958,337      4,958,337     1,558,879     1,558,879     1,836,981     1,836,981
   Federal funds sold                2,863,635      2,863,635    18,850,000    18,850,000    10,175,000    10,175,000
   Investment securities
     available for sale             32,924,539     32,924,539    40,678,867    40,678,867    54,906,836    54,906,836
   Investment securities held to
      maturity                      32,561,288     32,539,731    41,178,804    41,566,019    41,667,057    41,998,402
   Loans, less allowance for
      credit losses                125,501,252    125,980,000   111,545,262   109,301,000   124,672,414   120,992,000
   Ground rents                        257,025        257,025       262,525       262,525       267,974       267,974
   Accrued interest receivable       1,401,660      1,401,660     1,556,971     1,556,971     1,937,928     1,937,928

Financial liabilities:
   Deposits                        199,611,115    201,124,000   207,110,272   207,622,000   232,745,975   232,702,000
   Short-term borrowings             1,143,904      1,143,904       889,398       889,398       547,937       547,937
   Dividends payable                   123,039        123,039        81,146        81,146        44,193        44,193
   Accrued interest payable            160,597        160,597       177,922       177,922       214,977       214,977

Unrecognized financial
   instruments:
   Commitments to extend
      credit                        13,239,708     13,172,540    11,433,932    11,363,764    16,460,003    16,320,621
   Standby letters of credit         2,012,626      2,012,626     2,221,173     2,221,173     3,132,661     3,132,661

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

Note 20. Adoption of Recently Issued Accounting Pronouncements

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), establishes additional standards for reporting and display of "comprehensive income" and its components on the Company's financial statements. Effective for 1998, the Bank retroactively adopted this pronouncement. Comprehensive income is defined as the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources (including net income). It includes all changes in equity except those resulting from investments by owners. Changes in unrealized appreciation (depreciation) on securities available for sale, net of taxes, are an item of comprehensive income. The column previously reported as "net unrealized depreciation on securities available for sale" on the Statements of Changes in Stockholders' Equity has been changed to "accumulated other comprehensive income."

         Statements of Financial Accounting Standards No. 132, Employers' Disclosure about Pensions and Other Post-retirement Benefits (SFAS No.
         132), revised the disclosures about pension and other post-retirement benefit plans (see Note 9 and 10). Effective in 1998, it did not change the measurement or recognition of those plans.

         Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Bank adopted this pronouncement effective October 1, 1998, and, while there were no derivative instruments held by the Bank and no hedging activities in 1998, the Bank elected to reclassify certain held to maturity securities to available for sale as allowed under this pronouncement (see also Note
         3).

Note 21. Parent Company Financial Information

         The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

                                                      Balance Sheets
         ----------------------------------------------------------------------------------------------------
         December 31,                                               1998             1997             1996
         ----------------------------------------------------------------------------------------------------
         Assets
         Cash                                                   $   239,226      $   166,195      $   122,167
         Investment in The Bank of Glen Burnie                   13,886,563       18,514,844       18,109,107
         Investment in GBB Properties, Inc.                         165,637          365,341          373,357
         Due from affiliates                                          4,789               --               --
         Other assets                                                    --            1,259           25,932
                                                                -----------      -----------      -----------
             Total assets                                       $14,296,215      $19,047,639      $18,630,563
                                                                ===========      ===========      ===========

         Liabilities and Stockholders' Equity

         Dividend payable                                       $   123,039      $    81,146      $    44,193
         Income taxes payable                                         4,503               --               --
         Due to affiliates                                               --            1,903               --
                                                                -----------      -----------      -----------
             Total liabilities                                      127,542           83,049           44,193
                                                                -----------      -----------      -----------

         Stockholders' equity
           Common stock                                           8,949,388       10,927,688        8,838,588
           Surplus                                                3,373,591        6,575,053        6,192,900
           Retained earnings                                      1,563,336        1,236,917        3,290,077
           Accumulated other comprehensive income, net of
             taxes (benefits)                                       282,358          224,932          264,805
                                                                -----------      -----------      -----------
             Total stockholders' equity                          14,168,673       18,964,590       18,586,370
                                                                -----------      -----------      -----------
             Total liabilities and stockholders' equity         $14,296,215      $19,047,639      $18,630,563
                                                                ===========      ===========      ===========


                                                    Statements of Income
         ----------------------------------------------------------------------------------------------------
         Years Ended December 31,                                   1998             1997             1996
         ----------------------------------------------------------------------------------------------------

         Dividends and distributions from subsidiaries          $ 5,740,764      $   312,097      $   885,000
         Expenses, net of revenues of $279 in 1998                      840            3,704            6,632
                                                                -----------       ----------      -----------
         Income before income taxes and equity in
           undistributed net income of subsidiaries               5,739,924          308,393          878,368
         Income tax benefit                                             286            1,259            2,255
         Change in undistributed net income of subsidiaries      (4,907,018)         437,595       (1,900,800)
                                                                -----------       ----------      -----------
              Net income (loss)                                 $   833,192      $   747,247      $(1,020,177)
                                                                ===========       ==========      ===========

                                                 Statements of Cash Flows
         ----------------------------------------------------------------------------------------------------
         Years Ended December 31,                                   1998             1997             1996
         ----------------------------------------------------------------------------------------------------
         Cash flows from operating activities:

           Net income (loss)                                    $   833,192      $   747,247      $(1,020,177)
           Adjustments to reconcile net income (loss) to net
             cash provided by operating activities:
                Decrease in other assets                              1,259           24,674            1,210
                Increase in due from subsidiaries                    (4,789)              --               --
                (Decrease) increase in due to subsidiaries           (1,903)           1,903          (10,000)
                Increase in income taxes payable                      4,503               --               --
                Equity in net (income) losses of subsidiaries     4,907,018         (437,595)       1,900,800
                                                                -----------      -----------      -----------
                  Net cash provided by operating activities       5,739,280          336,229          871,833
                                                                -----------      -----------      -----------
         Cash flows from investing activities:
           Capital contributed to subsidiary                             --               --         (390,000)
                                                                -----------      -----------      -----------

         Cash flows from financing activities:
           Proceeds from dividend reinvestment plan                 166,515               --          380,678
           Proceeds from sales of common stock                      212,880               --            5,384
           Repurchase and retirement common stock                (5,580,764)              --               --
           Dividends paid                                          (464,880)        (292,201)      (1,010,485)
                                                                -----------      -----------      -----------
                  Net cash used in financing activities          (5,666,249)        (292,201)        (624,423)
                                                                -----------      -----------      -----------
         Increase (decrease) in cash and cash equivalents            73,031           44,028         (142,590)
         Cash and cash equivalents, beginning of year               166,195          122,167          264,757
                                                                -----------      -----------      -----------
         Cash and cash equivalents, end of year                 $   239,226      $   166,195      $   122,167
                                                                ===========      ===========      ===========

Note 22. Quarterly Results of Operations (Unaudited)

         The following is a summary of the Company's unaudited quarterly results of operations:

                                 1998                                          Three months ended,
         -----------------------------------------------------------------------------------------------------------
         (Dollars in thousands, except per share amounts)       December 31    September 30    June 30      March 31
         -----------------------------------------------------------------------------------------------------------
         Interest income                                          $ 3,977        $ 3,986       $ 3,930      $ 3,996
         Interest expense                                           1,499          1,537         1,520        1,540
         Net interest income                                        2,478          2,449         2,410        2,456
         Provision for credit losses                                   --           (500)           --           --
         Net securities gains                                         111            165           219           32
         Income (loss) before income taxes                            460            895           371          (86)
         Net income                                                    84            516           230            3
         Net income per share (basic and diluted)                 $  0.10        $  0.47       $  0.21      $  0.00

                                 1997                                          Three months ended,
         -----------------------------------------------------------------------------------------------------------
         (Dollars in thousands, except per share amounts)       December 31    September 30    June 30      March 31
         -----------------------------------------------------------------------------------------------------------
         Interest income                                          $ 4,131        $ 4,290       $ 4,468      $ 4,587
         Interest expense                                           1,621          1,697         1,755        1,836
         Net interest income                                        2,510          2,593         2,713        2,751
         Provision for credit losses                                   --             --            --          270
         Net securities gains                                          44            223             1            3
         Income (loss) before income taxes                            184            140          (256)         364
         Net income                                                   168            193            11          375
         Net income per share (basic and diluted)                 $  0.15        $  0.18       $  0.01      $  0.34

                                 1996                                          Three months ended,
         -----------------------------------------------------------------------------------------------------------
         (Dollars in thousands, except per share amounts)       December 31    September 30    June 30      March 31
         -----------------------------------------------------------------------------------------------------------
         Interest income                                          $ 4,567        $ 4,789       $ 4,466      $ 4,824
         Interest expense                                           1,925          1,947         1,917        1,973
         Net interest income                                        2,642          2,842         2,549        2,851
         Provision for credit losses                                3,771            375         2,075          375
         Net securities gains                                          50              6             2           87
         Income (loss) before income taxes                         (2,599)           585        (1,342)         856
         Net income (loss)                                         (1,436)           450          (671)         637
         Net income (loss) per share (basic and diluted)          $ (1.33)       $   .41       $  (.61)     $   .59

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GLEN BURNIE BANCORP


March 25, 1999                    By: /s/ F. William Kuethe, Jr.
                                      -----------------------------------------
                                      F. William Kuethe, Jr.
                                      President and Chief Executive Officer
                                      (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ F. William Kuethe, Jr.                           March 25, 1999
     -------------------------------------------
     F. William Kuethe, Jr.
     President and  Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ John E. Porter                                   March 25, 1999
     -------------------------------------------
     John E. Porter
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

By:  /s/ John E. Demyan                                   March 25, 1999
     -------------------------------------------
     John E. Demyan
     Chairman of the Board

By:  /s/ Theodore L. Bertier, Jr.                         March 25, 1999
     -------------------------------------------
     Theodore L. Bertier, Jr.
     Director

By:  /s/ Shirley E. Boyer                                 March 25, 1999
     -------------------------------------------
     Shirley E. Boyer
     Director

By:  /s/ Thomas Clocker                                   March 25, 1999
     -------------------------------------------
     Thomas Clocker
     Director

By:  /s/ Alan E. Hahn                                     March 25, 1999
     -------------------------------------------
     Alan E. Hahn
     Director

By:  /s/ Charles L. Hein                                  March 25, 1999
     -------------------------------------------
     Charles L. Hein
     Director


By:  /s/ F. W. Kuethe, III                                March 25, 1999
     -------------------------------------------
     F. W. Kuethe, III
     Director


By:  /s/ Eugene P. Nepa                                   March 25, 1999
     -------------------------------------------
     Eugene P. Nepa
     Director


By:  /s/ William N. Scherer, Sr.                          March 25, 1999
     -------------------------------------------
     William N. Scherer, Sr.
     Director


By:  /s/ Karen B. Thorwarth                               March 25, 1999
     -------------------------------------------
     Karen B. Thorwarth
     Director


By:  /s/ Mary Lou Wilcox                                  March 25, 1999
     -------------------------------------------
     Mary Lou Wilcox
     Director