Form 10-Q
period 1999-03-31
GLEN BURNIE BANCORP
filed 1999-05-17
CIK 890066

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q


(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM   ______________ TO _____________

                   COMMISSION FILE NUMBER:  0-24047
                                            -------

                       GLEN BURNIE BANCORP
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          MARYLAND                               52-1782444
-------------------------------           ----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

      101 CRAIN HIGHWAY, S.E., GLEN BURNIE, MARYLAND     21061
      ----------------------------------------------  ----------
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
Yes   X       No
    -----         ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of outstanding shares of the registrant's common stock as of March 31, 1999 was 899,778.

            GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS)
                        (UNAUDITED)


                                                     MARCH 31,         DECEMBER 31,
                                                      1999                1998
          ASSETS                                    ---------         -------------
Cash and due from banks                             $  6,987            $  13,156
Federal funds sold                                     1,534                2,864
Investment securities available for sale,
    at fair value                                     33,819               32,925
Investment securities held to maturity,
    at cost (fair value March 31: $28,009;
    December 31:  $32,540)                            28,258               32,561
Loans receivable, net of allowance for
    credit losses March 31: $2,932,                  134,075              125,501
    December 31: $2,841
Premises and equipment at cost, net of
     accumulated depreciation                          4,284                4,420
Other real estate owned                                1,097                1,099
Goodwill                                                 354                  368
Other assets                                           4,824                4,677
                                                   ---------            ---------
        Total assets                               $ 215,232            $ 217,571
                                                   =========            =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES:

Deposits                                           $ 197,140            $ 199,611
Short-term borrowings                                    939                1,144
Other liabilities                                      2,894                2,647
                                                   ---------            ---------
        Total liabilities                          $ 200,973            $ 203,402
                                                   ---------            ---------

        STOCKHOLDERS' EQUITY:

Common stock, par value $10, authorized
   5,000,000 shares; issued and outstanding:
     March 31: 899,778 shares; December 31:
     894,938 shares                                $   8,998           $   8,949
Surplus                                                3,445               3,374
Retained earnings                                      1,668               1,563
Accumulated other comprehensive income                   148                 282
                                                   ---------           ---------
        Total stockholders' equity                    14,259              14,169
                                                   ---------           ----------
        Total liabilities and stockholders'
          equity                                   $ 215,232           $ 217,571
                                                   =========           ==========


See accompanying notes to condensed consolidated financial statements.

             GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
Interest income on
   Loans, including fees                                          $  2,892      $   2,575
   U.S. Treasury and U.S. Government agency securities                 840          1,155
   State and municipal securities                                        0            112
   Other                                                               163            154
                                                                  --------      ---------
    Total interest income                                            3,895          3,996
                                                                  --------      ---------

Interest expense on
   Deposits                                                          1,398          1,532
   Short-term borrowings                                                 8              8
                                                                  --------      ---------
       Total interest expense                                        1,406          1,540
                                                                  --------      ---------

          Net interest income                                        2,489          2,456

Provision for credit losses                                              0              0
                                                                  --------      ---------

          Net interest income after provision for credit losses
                                                                     2,489          2,456
                                                                  --------      ---------
Other income
   Service charges on deposit accounts                                 261            288
   Other fees and commissions                                           61             51
   Other non-interest income                                            27          1,144
   Gains on investment securities                                       25             32
                                                                  --------      ---------
       Total other income                                              374          1,515
                                                                  --------      ---------

Other expenses
   Salaries and employee benefits                                    1,292          1,283
   Occupancy                                                           345            327
   Other expenses                                                      930          2,447
                                                                  --------      ---------
       Total other expenses                                          2,567          4,057
                                                                  --------      ---------

Income before income taxes                                             296            (86)

Income tax expense (benefit)                                           102            (89)
                                                                  --------      ---------

Net income                                                        $    194      $       3
                                                                  ========      =========

Basic and diluted earnings per share of common stock              $   0.22      $  0.0027
                                                                  ========      =========

Weighted average shares of common stock outstanding                897,382      1,093,111
                                                                  ========      =========

See accompanying notes to condensed consolidated financial statements.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (DOLLARS IN THOUSANDS)
                          (UNAUDITED)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ---------------------
                                                                        1999        1998
                                                                       ------      ------
Net income                                                             $  194      $    3

Other comprehensive income (expense), net of tax

   Unrealized gains (losses) securities:

      Unrealized holding gains (losses) arising during period            (134)        116

      Reclassification adjustment for gain included in net income         (15)        (45)
                                                                       -------     -------
Comprehensive income                                                   $    45     $   74
                                                                       =======     ======


See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS)
                          (UNAUDITED)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ---------------------
                                                                      1999          1998
                                                                     ------        ------
Cash flows from operating activities:
Net income                                                          $   194       $    3
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization, and accretion                            200          139
   Changes in assets and liabilities:
      (Increase) decrease in other assets                               (88)        (575)
      Increase (decrease) in other liabilities                          310       (2,472)
                                                                   --------      --------

Net cash provided (used) by operating activities                    $   616      $(2,905)
                                                                   --------      --------

Cash flows from investing activities:
    Proceeds from disposals of investment securities                 11,678         9,807
    Purchases of investment securities                               (8,497)      (10,529)
    Increase (decrease) in loans, net                                (8,574)        1,982
    Purchases of premises and equipment                                 (16)         (314)
    Sale of other real estate                                             2            --
                                                                   --------      --------

Net cash provided (used) by investing activities                     (5,407)          946
                                                                   --------      --------

Cash flows from financing activities:
    Increase (decrease) in deposits, net                            (2,471)       (8,747)
    Increase (decrease) in short-term borrowings                      (205)         (333)
    Dividends paid            (123)          (81)
    Issuance of common stock under Stockholder Purchase Plan            91            --
                                                                   --------      --------

Net cash provided (used) by financing activities                    (2,708)       (9,161)
                                                                   --------      --------

Increase (decrease) in cash and cash equivalents                    (7,499)      (11,120)

Cash and cash equivalents, beginning of year                        16,020         28,537
                                                                   --------      --------

Cash and cash equivalents, end of period                           $ 8,521       $ 17,417
                                                                   =======       ========

See accompanying notes to condensed consolidated financial statements.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders? equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 1999 and 1998.

    Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2 - EARNINGS PER SHARE
         ------------------

     Information for net income per share and weighted average shares outstanding for prior periods have been restated to reflect a 20% stock dividend paid in January 1998.


NOTE 3 - ADOPTION OF NEW FINANCIAL ACCOUNTING STANDARDS
         ----------------------------------------------

     On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, ?Reporting Comprehensive Income? (?SFAS No. 130?). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expense, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of the statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $194,000 ($0.22 basic and diluted earnings per share) for the first quarter of 1999 compared to first quarter 1998 consolidated net income of $3,000 ($0.0027
basic and diluted earnings per share).   The increase in first
quarter consolidated net income was primarily attributable to a reduction in total other expense.

     NET INTEREST INCOME. The Company's consolidated net interest income prior to provisions for credit losses for the three months ended March 31, 1999 was essentially even at $2,489,000, compared to $2,456,000 for the same period in 1998. The slight increase in net interest income for the three-month period was primarily attributable to a decline in interest expense which more than offset a decline in interest income. Interest expense declined $134,000 (8.7%) for the three months ended March 31, 1999 compared to the same period in 1998. The decline in interest expense was principally the result of a lower level of interest-bearing liabilities. Interest income declined $101,000 (2.5%) for the three months ended March 31, 1999 compared to the same period in 1998. The decline in interest income was attributable to lower interest income from U.S. Treasury and Government Agency securities resulting from shrinkage of these portfolios as the Company used the proceeds from maturing and called investment securities to fund loan growth and deposit withdrawals. Interest income on loans increased $317,000 or 12.3% as the loan portfolio continued to grow. The tax-equivalent net interest margin for the three months ended March 31, 1999 was 5.05% compared to 4.98% for the three months ended March 31, 1998. The improvement in the Company's net interest margin was principally the result of a shift in the composition of the Company's interest-earning assets from investment securities to higher-yielding loans.

     PROVISION FOR CREDIT LOSSES. The Company did not make any provisions for credit losses during the three months ended March 31, 1999 or 1998. As of March 31, 1999, the allowance for credit losses equaled 176.10% of non-accrual and past due loans compared to 179.58% at December 31, 1998. During the three months ended March 31, 1999, the Company recorded net recoveries of $91,000 compared to $251,000 in net recoveries during the three months ended March 31, 1998.

     OTHER INCOME. Other income decreased $1,141,000 (75.3%) during the three months ended March 31, 1999 compared to the prior year period. Other income for the three-month period ended March 31, 1998 was higher due primarily to the receipt of $1,125,000 in settlement of a claim against a former insurance provider during the first quarter reflected in other non-interest income. Excluding this non-recurring gain, other income for the first quarter of 1999 would have decreased from the prior year due primarily to lower service charges on deposit accounts as a result of lower deposit volumes.

     OTHER EXPENSE. Other expense decreased by $1,490,000 or 36.7%, for the quarter compared to the same period in 1998. Other expense for the 1998 period was increased by management's decision to establish additional litigation reserves during three months ended March 31, 1998. In addition, the Company experienced significantly higher legal and professional fees during 1998 in connection with a proxy fight at the 1998 Annual Meeting. Included in other expense for the 1999 period was a $150,000 payment made to First Mariner Bancorp in January pursuant to a standstill agreement. The Company will make four additional payments of $131,378 each over the next four years, provided First Mariner Bancorp complies with the standstill agreement.

     INCOME TAXES. During the three months ended March 31, 1999, the Company recorded income tax expense of $102,000, compared to a tax benefit of $89,000 for the three months ended March 31, 1998. During the 1998 period, the Company recorded tax losses due primarily to its holdings of tax-exempt state, county and municipal securities. The Company has recently reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S. Government agency securities, the income on which is not exempt from federal taxation. Accordingly, the Company reported taxable income during the 1999 period.

FINANCIAL CONDITION

     The Company's assets decreased to $215,232,000 at March 31, 1999 from $217,571,000 at December 31, 1998 primarily due to a reduction in cash and due from banks and investment securities held to maturity. The Bank's net loans totaled $134,075,000 at March 31, 1999, compared to $125,501,000 on December 31, 1998, an increase of $8,574,000 (6.8%). The increase in loans was primarily attributable to the Bank's indirect automobile lending program which was started in January 1998. At March 31, 1999, indirect loans totaled $32,619,000 compared to $24,630,000 at December 31, 1998. The Bank's other loan portfolios have held steady or declined during the year.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $62,077,000 at March 31, 1999, a $3,409,000 or 5.2% decrease from $65,486,000 at December 31, 1998. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 1999, totaled $8,521,000 a decrease of $7,499,000 (46.8%) from the December 31, 1998 total of $16,020,000. The aggregate market value of investment securities held by the Bank as of March 31, 1999 was $61,828,000 compared to $65,465,000 as of
December 31, 1998, a $3,637,000 (5.6%) decrease.

     Deposits as of March 31, 1999 totaled $197,140,000 a decrease of $2,471,000 (12%) for the year to date. Demand deposits as of March 31, 1999 totaled $43,960,000 which is a decrease of $1,401,000 (3.1%) from $45,361,000 at December 31,
1998. NOW accounts as of March 31, 1999 totaled $19,243,000 which is a decrease of $1,358,000 (6.6%) from $20,601,000 at
December 31, 1998. Money market accounts decreased $15,000 (0.1%) for the year to date to total $20,035,000 on March 31, 1999. Savings deposits increased by $318,000, or 0.8%, for the year to date. Meanwhile, certificates of deposit over $100,000 totaled $6,356,000 on March 31, 1999, an increase of $598,000 (10.4%) from December 31, 1998. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $66,262,000 on March 31, 1999, a $614,000 (0.9%) decrease from December 31, 1998.

     ASSET QUALITY. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.


                                                                  AT              AT
                                                               MARCH 31,      DECEMBER 31,
                                                                 1999            1998
                                                               ---------      ----------
                                                                (DOLLARS IN THOUSANDS)


Restructured Loans                                             $   256         $   294
                                                               =======         =======
Non-accrual Loans:
   Real estate -- mortgage:
     Residential                                               $   256         $   336
     Commercial                                                    294             505
   Real estate -- construction                                     280             316
   Installment                                                     523             463
   Credit card & related                                             0               0
   Commercial                                                      157             105
                                                               -------         -------
       Total nonaccrual loans                                    1,510           1,725
                                                               -------         -------
Accruing Loans Past Due 90 Days or More:
   Real estate -- mortgage:
     Residential                                                    24               0
     Commercial                                                    128               0
   Real estate -- construction                                       0               0
   Installment                                                       0               0
   Credit card & related                                             0              18
   Commercial                                                        3               0
                                                               -------         -------
       Total accruing loans past due 90 days or more               155              18
                                                               -------         -------
       Total non-accrual and past due loans                    $ 1,665         $ 1,743
                                                               =======         =======
Non-accrual and past due loans to gross loans                     1.21%           1.35%
                                                               =======         =======
Allowance for credit losses to non-accrual and past
  due loans                                                     176.10%        179.58%
                                                               =======         ======

     At March 31, 1999, there were $257,000 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

Transactions in the allowance for credit losses for the three months ended March 31, 1999 and 1998 were as follows:


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    -------------------
                                                                      1999        1998
                                                                     ------       -----
                                                                    (DOLLARS IN THOUSANDS)
Beginning balance                                                   $  2,841     $  4,139
                                                                    --------      -------
Charge-offs                                                              (18)        (325)
Recoveries                                                               109           74
                                                                    --------      -------
Net charge-offs                                                           91         (251)
Provisions charged to operations                                           0            0
                                                                    --------      -------
Ending balance                                                      $  2,932     $  3,888
                                                                    ========     ========

Average loans                                                       $133,035     $115,793
Net charge-offs to average loans                                       (0.07)%       0.22%


     During the three months ended March 31, 1999, the Company had a net recovery of $91,000 compared to a net recovery of
$251,000 during the comparable period in 1998.   The Company
attributes the reduction in charge-off activity to an improvement in asset quality as the Company has reduced nonperforming assets both in dollar volume and as a percentage of the loan portfolio.

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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank?s operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 1999, totaled $8,521,000 a decrease of $7,499,000
(46.8%) from the December 31, 1998 total of $16,020,000.

     The Bank may draw on a $26.0 million line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of March 31, 1999, however, no amounts were outstanding under this line. The Bank also has a secured $5.0 million of credit from another commercial bank on which $500,000 was outstanding on March 31, 1999.

     The Company's stockholders' equity increased $90,000 or 0.6%, during the three months ended March 31, 1999, as earnings offset decreases in the equity account attributable to dividends accrued and a decrease in net unrealized appreciation on securities available for sale. Net unrealized appreciation on securities available for sale decreased $193,000 to $148,000 at March 31, 1999 from $283,000 at December 31, 1998 as a result of calls and declining market values. Retained earnings, however, increased by $105,000 as the result of the accrual of $60,300 for cash dividends to be paid after the end of the quarter. In addition, $29,600 was transferred to stockholders? equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 1999, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 6.17%, a Tier 1 risk-based capital ratio of 8.85% and a total risk-based capital ratio of 10.10%

YEAR 2000 READINESS DISCLOSURE

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

The Company's mainframe computer hardware and systems software are Year 2000 compliant. The Company primarily utilizes third-party vendor application software for all computer applications. The third-party vendors for the Company's banking applications are in the process of modifying, upgrading or replacing their computer applications to insure Year 2000 compliance. In addition, the Company has instituted a Year 2000 compliance program whereby the Company is reviewing the Year 2000 compliance issues that may be faced by its third-party vendors. Under such program, the Company will examine the need for modifications or replacement of all non-Year 2000 compliant pieces of software. The Company spent approximately $400,000 in 1997 and 1998 to upgrade certain hardware and software and believes the cost of its Year 2000 compliance program will not be material to its financial condition. The Company believes it is in substantial compliance with its Year 2000 plan. In the event of unforseen disruptions in Year 2000 compliance, the Company's business operations could be adversely affected.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISK

         Not applicable.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On April 19, 1999, First National Bank of Maryland v. The Bank of Glen Burnie, Case No. 03-C-96-001925 (Md. Cir. Ct. (Balt. County) filed Feb. 28, 1996) in which it had been alleged that the Bank had improperly negotiated checks drawn on plaintiff over forged endorsements and the Bank made similar counter-claims against the plaintiff was dismissed with prejudice pursuant to a settlement agreement between the parties. Neither party was required to make any payments to the other pursuant to the terms of the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On March 11, 1999, the registrant held its annual meeting of stockholders. The following is a description of each matter voted on and a record of the votes cast.

I.   ELECTION OF DIRECTORS

     NOMINEE                      FOR              WITHHELD
     -------                      ---              --------

Theodore L. Bertier, Jr.        732,886                --
Shirley E. Boyer                732,886                --
Thomas Clocker                  732,886                --
John E. Demyan                  732,886                --
Alan E. Hahn                    732,886                --
Charles L. Hein                 732,886                --
F. William Kuethe, Jr.          732,886                --
Frederick W. Kuethe, III        732,886                --
Eugene P. Nepa                  732,886                --
William N. Scherer, Sr.         730,494             2,392
Karen B. Thorwarth              732,886                --
Mary Lou Wilcox                 732,886                --

     Directors Theodore L. Bertier, Jr., Shirley E. Boyer, Thomas Clocker, John E. Demyan, Alan E. Hahn, Charles L. Hein,
F. William Kuethe, Jr., Frederick W. Kuethe, III, Eugene P. Nepa, William N. Scherer, Sr., Karen B. Thorwarth and Mary Lou Wilcox were each re-elected to the Board of Directors of Glen Burnie Bancorp.


II.  AUTHORIZATION FOR BOARD OF DIRECTORS TO APPOINT AN OUTSIDE
     AUDITING FIRM

     For    736,307        Against   1,708      Abstain     296
          ----------                -------                -----

     In addition there were      455     broker non-votes
                                -----


III. APPROVAL OF AN AMENDMENT TO THE ARTICLES OF INCORPORATION
     TO ELIMINATE PRE-EMPTIVE RIGHTS


     For    720,755        Against   7,197      Abstain    1,798
          ----------                -------                -----

     In addition there were     9,016    broker non-votes
                               -------




IV.  APPROVAL OF AMENDMENTS TO THE ARTICLES OF INCORPORATION
     AND BYLAWS TO CLASSIFY THE BOARD OF DIRECTORS

     For      720,856      Against   7,212      Abstain   1,683
            ----------              -------              -------

     In addition there were    9,016    broker non-votes
                              -------

V.   APPROVAL OF AN AMENDMENT TO THE BYLAWS TO CHANGE THE DATE
     OF THE ANNUAL MEETING TO THE SECOND THURSDAY IN MAY

     For     736,260       Against   1,027     Abstain    1,025
            ----------              -------              -------

    In addition there were    455     broker non-votes
                            -------

VI.  APPROVAL OF AN AMENDMENT TO THE BYLAWS TO REDUCE THE VOTE
     REQUIRED FOR AMENDMENTS TO THE BYLAWS FROM 80% OF SHARES
     OUTSTANDING TO 66-2/3%

     For    710,850       Against   18,401      Abstain    501
           ----------              --------              -------

     In addition there were    9,016    broker non-votes
                              -------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS.  The following exhibits are filed with
               --------   this report.

               27   Financial Data Schedule (EDGAR Only).

         (b)   REPORTS ON FORM 8-K.  None.

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


                          GLEN BURNIE BANCORP
                          -------------------
                          (Registrant):



Date:  May 13, 1999        By:  /s/ John E. Porter
                                ------------------------
                                John E. Porter
                                Chief Financial Officer
                                (Duly Authorized Representative
                                and Principal Financial Officer)