Form 10-Q
period 1999-06-30
GLEN BURNIE BANCORP
filed 1999-08-16
CIK 890066

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-Q


(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                               OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _______________ to _____________

                COMMISSION FILE NUMBER:  0-24047


                       GLEN BURNIE BANCORP
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

          MARYLAND                              52-1782444
-------------------------------           ----------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)

   101 CRAIN HIGHWAY, S.E., GLEN BURNIE, MARYLAND        21061
   ----------------------------------------------      --------
     (Address of principal executive offices)         (Zip Code)


                          410-766-3300
        ---------------------------------------------------
       (Registrant's telephone number, including area code)

                          Not applicable
----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
   -------     -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The number of outstanding shares of the registrant's common stock as of June 30, 1999 was 901,147.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS)
                         (UNAUDITED)


                                                               JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              -------      ------------
                                      ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . .  $  7,555       $  13,156
Federal funds sold . . . . . . . . . . . . . . . . . . . . .     2,575           2,864
Investment securities available for sale, at fair value. . .    30,450          32,925
Investment securities held to maturity, at cost (fair value
   June 30: $28,230; December 31: $32,540  . . . . . . . . .    28,626          32,561
Loans receivable, net of allowance for credit losses
   June 30: $2,839, December 31: $2,841. . . . . . . . . . .   138,868         125,501
Premises and equipment at cost, net of accumulated
   depreciation  . . . . . . . . . . . . . . . . . . . . . .     4,184           4,420
Other real estate owned. . . . . . . . . . . . . . . . . . .       515           1,099
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . .       340             368
Other assets . . . . . . . . . . . . . . . . . . . . . . . .     4,751           4,677
                                                              --------        --------
        Total assets                                          $217,864        $217,571
                                                              ========        ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           LIABILITIES:

Deposits . . . . . . . . . . . . . . . . . . . . .            $199,663        $199,611
Short-term borrowings. . . . . . . . . . . . . . .                 887           1,144
Other liabilities. . . . . . . . . . . . . . . . .               2,877           2,647
                                                              --------        --------
        Total liabilities. . . . . . . . . . . .              $203,427        $203,402
                                                              ========        ========
          STOCKHOLDERS' EQUITY:

Common stock, par value $10, authorized 5,000,000 shares;
   issued and outstanding:  June 30: 901,147 shares;
   December 31: 894,938 shares . . . . . . . . . .            $  9,011        $  8,949
Surplus. . . . . . . . . . . . . . . . . . . . . .               3,462           3,374
Retained earnings. . . . . . . . . . . . . . . . .               1,938           1,563
Accumulated other comprehensive income . . . . . .                  26             283
                                                              --------        --------
        Total stockholders' equity . . . . . . . .              14,437          14,169
                                                              --------        --------
        Total liabilities and stockholders'
           equity . . . .. . . . . . . . . . . . .            $217,864        $217,571
                                                              ========        ========

See accompanying notes to condensed consolidated financial statements.

             GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         (UNAUDITED)

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    JUNE 30,                 JUNE 30,
                                              -------------------      -----------------
                                               1999        1998         1999       1998
                                              ------      -------      -------    ------
Interest income on:
   Loans, including fees . . . . . . . . .   $  2,828     $  2,595   $  5,720    $  5,170
   U.S. Treasury and U.S. Government
     agency securities . . . . . . . . . .        833        1,160      1,673       2,315
   State and municipal securities. . . . .          0           79          0         191
   Other . . . . . . . . . . . . . . . . .        141           96        304         250
                                             --------     --------     ------     -------
      Total interest income. . . . . . . .      3,802        3,930      7,697       7,926
                                             --------     --------     ------     -------

Interest expense on:
   Deposits. . . . . . . . . . . . . . . .      1,366        1,514      2,764       3,046
   Short-term borrowings . . . . . . . . .         13            6         21          14
                                             --------     --------     ------     -------
       Total interest expense. . . . . . .      1,379        1,520      2,785       3,060
                                             --------     --------     ------     -------
          Net interest income. . . . . . .      2,423        2,410      4,912       4,866

Provision for credit losses. . . . . . . .          0            0          0           0
                                             --------     --------     ------     -------

          Net interest income after
          provision for credit losses. . .      2,423        2,410      4,912       4,866
                                             --------     --------     ------     -------

Other income:
   Service charges on deposit accounts . .        280          292        541         580
   Other fees and commissions. . . . . . .         72           49        133         100
   Other non-interest income . . . . . . .         67           39         94       1,183
   Gains on investment securities. . . . .          2          219         27   .     251
                                             --------     --------     ------     -------
       Total other income. . . . . . . . .        421          599        795       2,114
                                             --------     --------     ------     -------

Other expenses:
   Salaries and employee benefits. . . . .      1,303        1,211      2,595       2,494
   Occupancy . . . . . . . . . . . . . . .        350          344        695         671
   Other expenses. . . . . . . . . . . . .        638        1,083      1,568       3,530
                                             --------     --------     ------     -------
       Total other expenses. . . . . . . .      2,291        2,638      4,858       6,695
                                             --------     --------     ------     -------

Income before income taxes . . . . . . . .        553          371        849         285

Income tax expense (benefit) . . . . . . .        192          141        294          52
                                             --------     --------     ------     -------

Net income . . . . . . . . . . . . . . . .   $   361      $    230   $    555    $    233
                                             =======      ========   ========    ========

Basic and diluted earnings per
  share of common stock. . . . . . . . . .   $  0.40      $   0.21   $   0.62    $   0.21
                                             =======      ========   ========    ========

Weighted average shares of common
   stock outstanding . . . . . . . . . . .   900,004     1,094,680    898,693   1,093,900
                                             =======     =========    =======   =========

See accompanying notes to condensed consolidated financial statements.

                GLEN BURNIE BANCORP AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (DOLLARS IN THOUSANDS)
                         (UNAUDITED)

                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    JUNE 30,                 JUNE 30,
                                              -------------------      -----------------
                                               1999        1998         1999       1998
                                              ------      -------      -------    ------
Net income . . . . . . . . . . . . . . .      $  361     $  230        $  555     $  233


Other comprehensive income (expense),
   net of tax

   Unrealized gains (losses) securities:

      Unrealized holding gains (losses)
        arising during period. . . . . .        (122)         2          (238)        71

      Reclassification adjustment for gain
        included in net income . . . . .          (1)      (116)          (19)      (116)
                                              ------     ------        ------     ------

Comprehensive income . . . . . . . . . .      $  238     $  116        $  298     $  188
                                              ======     ======        ======     ======


See accompanying notes to condensed consolidated financial statements.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (DOLLARS IN THOUSANDS)
                        (UNAUDITED)



                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                               ------------------------
                                                                  1999           1998
                                                               --------       ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .     $    555        $   233
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization, and accretion . . . . . . .          349            187
   Provision for credit losses . . . . . . . . . . . . . .            0              0
   Changes in assets and liabilities:
      (Increase) decrease in other assets. . . . . . . . .            2            (77)
      Decrease (increase) in other liabilities . . . . . .          293         (2,323)
                                                               --------        -------

Net cash provided (used) by operating activities . . . . .        1,199         (1,980)
                                                               --------        -------

Cash flows from investing activities:
    Proceeds from disposals of investment securities . . .       15,955         28,426
    Purchases of investment securities . . . . . . . . . .       (9,901)       (20,097)
    Increase in loans, net . . . . . . . . . . . . . . . .      (13,367)          (894)
    Purchases of premises and equipment. . . . . . . . . .          (62)          (366)
    Purchases of other real estate . . . . . . . . . . . .            0              0
    Disposal of other real estate. . . . . . . . . . . . .          584              2
    Proceeds from sales of premises and equipment. . . . .            0              2
                                                               --------        -------

Net cash provided (used) by investing activities . . . . .       (6,791)         7,073
                                                               --------        -------

Cash flows from financing activities:
    Increase (decrease) in deposits, net . . . . . . . . .           52        (15,197)
    Decrease in short-term borrowings. . . . . . . . . . .         (257)           (52)
    Dividends paid . . . . . . . . . . . . . . . . . . . .         (184)          (176)
    Issuance of common stock . . . . . . . . . . . . . . .           91             16
                                                               --------        -------

Net cash used by financing activities  . . . . . . . . . .         (298)       (15,409)
                                                               --------        -------

Decrease in cash and cash equivalents. . . . . . . . . . .       (5,890)       (10,316)

Cash and cash equivalents, beginning of year . . . . . . .       16,030         28,537
                                                               --------        -------

Cash and cash equivalents, end of period . . . . . . . . .      $10,130        $18,221
                                                                =======        =======


See accompanying notes to condensed consolidated financial statements.

               GLEN BURNIE BANCORP AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 1999 and 1998.

     Operating results for the three and six-month periods ended
June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


NOTE 2 - EARNINGS PER SHARE
         ------------------

     Information for net income per share and weighted average shares outstanding for prior periods have been restated to reflect 1% stock dividends declared in June, September and December 1998 and a 20% stock dividend paid in January 1998.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $361,000 ($0.40 basic and diluted earnings per share) for the second quarter of 1999 compared to second quarter 1998 consolidated net income of $230,000 ($0.21 basic and diluted earnings per share). Year-to-date consolidated net income for the six months ended June 30, 1999 was $555,000 ($0.62 basic and diluted earnings per share) compared to $233,000 ($0.21 basic and diluted earnings per share) for the six months ended June 30, 1998. The increase in consolidated net income for the three and six-month periods was primarily attributable to reductions in total other expense.

     NET INTEREST INCOME. The Company's consolidated net interest income prior to provisions for credit losses for the three and six months ended June 30, 1999 was $2,423,000 and $4,912,000, respectively, compared to $2,410,000 and $4,866,000, respectively, for the same periods in 1998, an increase of $13,000 or 0.5% for the three-month period and an increase of $46,000 or 0.9% for the six-month period. The increase in net interest income for the three and six month periods were primarily attributable to a reduction in interest expenses. Interest income decreased $128,000 (3.3%) for the three months ended June 30, 1999 and decreased $229,000 (2.9%) for the six months ended June 30, 1999, compared to the same periods in 1998. The decreases in interest income were attributable to declining yields on the securities portfolio. Interest expense declined $141,000 (9.3%) for the three months ended June 30, 1999 and declined $275,000 (9.0%) for the six months ended June 30, 1999, compared to the same periods in 1998. Net interest margins for the three and six months ended June 30, 1999 were 4.97% and 5.08%, respectively, compared to tax equivalent net interest margins of 5.23% and 5.04% for the three and six months ended June 30, 1998, respectively. The decrease in net interest margin for the three months ended June 30, 1999 were primarily due to declines in interest rates on earning assets.

     PROVISION FOR CREDIT LOSSES. The Company made no provisions for credit losses during the three and six month periods ended June 30, 1999 and 1998. As of June 30, 1999, the allowance for credit losses equaled 197.17% of non-accrual and past due loans compared to 179.58% at December 31, 1998 and 144.34% at June 30, 1998. During the three months ended June 30, 1999, the Company recorded net charge-offs of $93,000 and for the six month period recorded net charge-offs of $2,000 compared to $193,000 in net charge-offs during the three months ended June 30, 1998 and $444,000 in net charge-offs during the six months ended June 30, 1998.

     OTHER INCOME. Other income decreased $178,000 (29.7%) and $1,319,000 (62.4%), respectively, during the three and six months ended June 30, 1999 compared to the prior year periods. The decrease in other income during the three months ended June 30, 1999 was attributable to lower gains on the investment
portfolio.   Other income for the six-month period ended June
30, 1998 was higher primarily due to the receipt of $1,125,000 in settlement of a claim against a former insurance provider during the first quarter of 1998. Excluding this non-recurring gain, other income for the first six months of 1999 would have decreased due to lower gains on the securities portfolio.

     OTHER EXPENSE. Other expense decreased by $347,000 or 13.2%, for the quarter and decreased by $1,837,000, or 27.4%, for the six-month period compared to the same periods in 1998. Other expense for the 1998 period was increased by management's decision to establish additional litigation reserves during the first quarter. In addition, the Company experienced significantly higher legal and professional fees during 1998 in connection with an election contest at the 1998 Annual Meeting. Included in other expense for the 1999 period was a $150,000 payment made to First Mariner Bancorp in January pursuant to a standstill agreement. The Company will make four additional payments of $131,378 each over the next four years, provided First Mariner Bancorp complies with the terms of the standstill
agreement.   Other expense declined in the second quarter as the
result of reductions in a variety of expense categories, primarily legal expenses.

     INCOME TAXES. During the three and six months ended June 30, 1999, the Company recorded income tax expense of $192,000 and $294,000, respectively, compared to tax expense of $141,000 and $52,000, respectively, during the three and six months ended June 30, 1998. The Company has recently reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S. Government agency securities, the income on which is not exempt from federal taxation. Accordingly, the Company reported higher taxable income during the 1999 periods.

FINANCIAL CONDITION

     The Company's assets increased to $217,864,000 at June 30, 1999 from $217,571,000 at December 31, 1998 primarily due to growth in the loan portfolio. The Bank's net loans totaled $138,868,000 at June 30, 1999, compared to $125,501,000 on
December 31, 1998, an increase of $13,367,000 (9.6%).  The
increase in loans was primarily attributable to the Bank's indirect automobile lending program. At June 30, 1999, indirect loans totaled $39,039,000 compared to $24,630,000 at December 31, 1998. The Bank's other loan portfolios have held steady or declined during the year.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $59,076,000 at June 30, 1999, a $6,410,000 or 9.8%, decrease from $65,486,000 at December 31, 1998. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 1999, totaled $10,130,000 a decrease of $5,890,000 (36.8%) from the December 31, 1998 total of $16,020,000. The aggregate market value of investment securities held by the Bank as of June 30, 1999 was $58,680,000 compared to $65,465,000 as of
December 31, 1998, a $6,785,000 (10.4%) decrease.

     Deposits as of June 30, 1999 totaled $199,663,000 an increase of $52,000 (.02%) for the year to date. Demand deposits as of June 30, 1999 totaled $42,804,000 which is a decrease of $2,556,000 (5.6%) from $45,361,000 at December 31,
1998. NOW accounts as of June 30, 1999 totaled $20,311,000 which is a decrease of $290,000 (1.4%) from $20,601,000 at
December 31, 1998. Money market accounts increased $319,000 (1.6%) for the year to date to total $20,369,000 on June 30, 1999. Savings deposits increased by $1,345,000, or 3.2%, for the year to date. Meanwhile, certificates of deposit over $100,000 totaled $6,300,000 on June 30, 1999, an increase of
$542,000 (9.4%) from December 31, 1998. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $66,023,000 on June 30, 1999, a $853,000 (1.3%) decrease from December 31, 1998.

     ASSET QUALITY. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                             AT                 AT
                                                          JUNE 30,         DECEMBER 31,
                                                            1999               1998
                                                          --------         ------------
                                                             (DOLLARS IN THOUSANDS)

Restructured Loans . . . . . . . . . . . . . .           $   253            $   294
                                                         =======            =======
Non-accrual Loans:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . . . . .           $   250            $  336
     Commercial. . . . . . . . . . . . . . . .               292              .505
   Real estate -- construction . . . . . . . .               292               316
   Installment . . . . . . . . . . . . . . . .               472               463
   Credit card & related . . . . . . . . . . .                 0                 0
   Commercial. . . . . . . . . . . . . . . . .               114               105
                                                         -------            ------
       Total nonaccrual loans. . . . . . . . .             1,420             1,725
                                                         -------            ------
Accruing loans past due 90 days or more:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . . . . .                13                 0
     Commercial. . . . . . . . . . . . . . . .                 0                 0
   Real estate -- construction . . . . . . . .                 0                 0
   Installment . . . . . . . . . . . . . . . .                 0                 0
   Credit card & related . . . . . . . . . . .                 2                18
   Commercial. . . . . . . . . . . . . . . . .                 0                 0
                                                         -------           -------
       Total accruing loans past due
         90 days or more . . . . . . . . . . .                15                18
                                                         -------           -------
       Total non-accrual and past due loans. .           $ 1,435           $ 1,743
                                                         =======            ======
Non-accrual and past due loans to gross
  loans  . . . . . . . . . . . . . . . . . . .              1.01%             1.35%
                                                         =======            ======
Allowance for credit losses to non-accrual
  and past due loans . . . . . . . . . . . . .            197.84%           179.58%
                                                         =======            ======


     At June 30, 1999, there were $245,000 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due, but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses for the six months ended June 30, 1999 and 1998 were as follows:



                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                      --------------------
                                                        1999         1998
                                                      --------     -------
                                                     (DOLLARS IN THOUSANDS)

Beginning balance. . . . . . . . . . . . . .          $  2,841     $  4,139
                                                      --------     --------
Charge-offs. . . . . . . . . . . . . . . . .              (266)        (664)
Recoveries . . . . . . . . . . . . . . . . .               264          220
                                                      --------     --------
Net charge-offs. . . . . . . . . . . . . . .                (2)        (444)
Provisions charged to operations . . . . . .                 0            0
                                                      --------     --------
Ending balance . . . . . . . . . . . . . . .          $  2,839     $  3,695
                                                      ========     ========
Average loans. . . . . . . . . . . . . . . .          $134,487     $114,999
Net charge-offs to average loans . . . . . .              0.00%       0.39%


     Net charge-offs during the six months ended June 30, 1999 declined to $2,000 from $444,000 during the comparable period in 1998. The Company attributes the reduction in charge-off activity to an improvement in asset quality as the Company has reduced nonperforming assets both in dollar volume and as a percentage of the loan portfolio.

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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 1999, totaled $10,130,000, a decrease of $5,890,000
(36.8%) from the December 31, 1998 total of $16,020,000.

     The Bank may draw on a $26.0 million line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of June 30, 1999, however, no amounts were outstanding under this line. The Bank also has a secured line of credit in the amount of $5.0 million from another commercial bank on which no amounts were outstanding on June 30, 1999.

     The Company's stockholders' equity increased $268,000, or 1.9%, during the six months ended June 30, 1999 due to the retention of earnings. Retained earnings increased by $375,000 as the result of earnings during the period. Stockholders' equity was also increased by the issuance of 1,370 shares pursuant to the Company's Dividend

Reinvestment and Stockholder Purchase Plans. Net unrealized appreciation on securities available for sale decreased $257,000 to $26,000 at June 30, 1999 from $283,000 at December 31, 1998.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 1999, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.08%, a Tier 1 risk-based capital ratio of 8.52% and a total risk-based capital ratio of 9.78%.

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


                          GLEN BURNIE BANCORP
                          -------------------
                          (Registrant)



Date:  August 16, 1999     By: /s/ John E. Porter
                               ---------------------------------
                               John E. Porter
                               Chief Financial Officer
                               (Duly Authorized Representative
                                and Principal Financial Officer)