Form 10-Q
period 1999-09-30
GLEN BURNIE BANCORP
filed 1999-11-15
CIK 890066

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-Q


(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     The number of outstanding shares of the registrant's common stock as of September 30, 1999 was 908,293.

               GLEN BURNIE BANCORP AND SUBSIDIARIES

                      INDEX TO FORM 10-Q

             FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                                           PAGE
                                                           ----
PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements

       -  Condensed Consolidated Balance Sheets             3

       -  Condensed Consolidated Statements of Income       4

       -  Condensed Consolidated Statements of
            Comprehensive Income                            5

       -  Condensed Consolidated Statements of Cash Flows   6

       -  Notes to Condensed Consolidated Financial
            Statements                                      7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                      8

  Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                              14

PART II   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                 15

  SIGNATURES                                               16

              GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS)
                         (UNAUDITED)


                                         SEPTEMBER 30,      DECEMBER 31,
                                            1999               1998
                                         ------------      ------------
                       ASSETS
Cash and due from banks. . . . . . . . . .  $ 10,477          $ 13,156
Federal funds sold . . . . . . . . . . . .         0             2,864
Investment securities available for sale,
  at fair value. . . . . . . . . . . . . .    27,208            32,925
Investment securities held to maturity,
  at cost (fair value September 30:
  $28,379; December 31: $32,540) . . . . .    29,480            32,561
Loans receivable, net of allowance for
  credit losses September 30: $2,684,
  December 31: $2,841. . . . . . . . . . .   146,900           125,501
Premises and equipment at cost, net
  of accumulated depreciation. . . . . . .     4,197             4,420
Other real estate owned. . . . . . . . . .       645             1,099
Goodwill . . . . . . . . . . . . . . . . .       327               368
Other assets . . . . . . . . . . . . . . .     4,652             4,677
                                            --------          --------
           Total assets. . . . . . . . . .  $223,886          $217,571
                                            ========          ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES:

Deposits . . . . . . . . . . . . . . . . .  $197,264          $199,611
Short-term borrowings. . . . . . . . . . .     8,835             1,144
Other liabilities. . . . . . . . . . . . .     3,196             2,647
                                            --------          --------
          Total liabilities. . . . . . . .  $209,295          $203,402
                                            --------          --------

     STOCKHOLDERS' EQUITY:

Common stock, par value $10, authorized
  5,000,000 shares; issued and outstanding:
  September 30: 908,293 shares;
  December 31: 894,938 shares. . . . . . .  $  9,083          $  8,949
Surplus. . . . . . . . . . . . . . . . . .     3,550             3,374
Retained earnings. . . . . . . . . . . . .     2,211             1,563
Accumulated other comprehensive income . .      (253)              283
                                            --------          --------
           Total stockholders' equity. . .    14,591            14,169
                                            --------          --------
           Total liabilities and
             stockholders' equity. . . . .  $223,886          $217,571
                                            ========          ========

See accompanying notes to condensed consolidated financial statements.

                 GLEN BURNIE BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                              (Unaudited)

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                  --------------------       --------------------
                                   1999         1998         1999          1998
                                  ------      --------       ------        ------
Interest income on:
   Loans, including fees . . . . $ 3,038     $    2,650    $  8,758      $    7,820
   U.S. Treasury and U.S.
     Government agency
     securities. . . . . . . . .     790          1,143       2,463           3,377
   State and municipal
     securities. . . . . . . . .       0             11           0             202
   Other . . . . . . . . . . . .     129            182         433             513
                                 -------     ----------    --------      ----------
        Total interest income. .   3,957          3,986      11,654          11,912
                                 -------     ----------    --------      ----------
Interest expense on:
   Deposits. . . . . . . . . . .   1,388          1,531       4,152           4,577
   Short-term borrowings . . . .      22              6          43              20
                                 -------     ----------    --------      ----------
       Total interest expense. .   1,410          1,537       4,195           4,597
                                 -------     ----------    --------      ----------

          Net interest income. .   2,547          2,449       7,459           7,315

Provision for credit losses. . .       0           (500)          0            (500)
                                 -------     ----------    --------      ----------
          Net interest income
            after provision
            for credit losses. .   2,547          2,949       7,459           7,815
                                 -------     ----------    --------      ----------
Other income:
   Service charges on deposit
      accounts . . . . . . . . .     293            301         834             881
   Other fees and commissions. .      74             51         207             151
   Other non-interest income . .      24             28         118           1,211
   Gains on investment
      securities . . . . . . . .       2            165          29             416
                                 -------     ----------    --------      ----------
       Total other income. . . .     393            545       1,188           2,659
                                 -------     ----------    --------      ----------
Other expenses:
   Salaries and employee
     benefits. . . . . . . . . .   1,365          1,268       3,960           3,762
   Occupancy . . . . . . . . . .     362            351       1,057           1,022
   Other expenses. . . . . . . .     587            980       2,155           4,510
                                 -------     ----------    --------      ----------
       Total other expenses. . .   2,314          2,599       7,172           9,294
                                 -------     ----------    --------      ----------

Income before income taxes . . .     626            895       1,475           1,180

Income tax expense (benefit) . .     223            379         512             431
                                 -------     ----------    --------      ----------

Net income . . . . . . . . . . . $   403     $      516    $    963      $      749
                                 =======     ==========    ========      ==========
Basic and diluted earnings
  per share of common stock . .  $  0.45     $     0.47    $   1.07      $     0.68
                                 =======     ==========    ========      ==========
Weighted average shares of
common stock outstanding. . . .  903,780      1,096,527     900,389       1,094,785
                                 =======     ==========    ========      ==========

See accompanying notes to condensed consolidated financial statements.

                 GLEN BURNIE BANCORP AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (DOLLARS IN THOUSANDS)
                              (UNAUDITED)

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                  --------------------       --------------------
                                   1999          1998         1999          1998
                                  ------        ------       ------        ------
Net income . . . . . . . . . . . . $  403        $  516      $  963       $   749

Other comprehensive income
  (expense), net of tax

   Unrealized gains (losses)
     securities:

      Unrealized holding gains
        (losses) arising during
        period . . . . . . . . . .   (277)          133        (514)          251

      Reclassification adjustment
        for gain included in
        net income . . . . . .         (2)         (101)        (21)         (255)

                                   ------        ------      ------       -------
Comprehensive income . . . . . . . $  124        $  548      $  428       $   745
                                   ======        ======      ======       =======

See accompanying notes to condensed consolidated financial statements.

                 GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)
                              (UNAUDITED)

                                                     Nine Months Ended
                                                        September 30,
                                              -------------------------------
                                                1999                   1998
                                              --------               --------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . $    963               $    749

Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, amortization, and
       accretion . . . . . . . . . . . . . . .      507                    177
     Provision for credit losses . . . . . . .        0                   (500)
     Changes in assets and liabilities:
        Decrease in other assets . . . . . . .      100                    186
        Decrease (increase) in other
          liabilities. . . . . . . . . . . . .      582                 (3,228)
                                               --------               --------
Net cash provided (used) by operating
  activities . . . . . . . . . . . . . . . . .    2,152                 (2,616)
                                               --------               --------
Cash flows from investing activities:
    Proceeds from disposals of investment
      securities . . . . . . . . . . . . . . .   20,011                 41,789
    Purchases of investment securities . . . .  (11,856)               (38,572)
    Increase in loans, net . . . . . . . . . .  (21,399)                (7,789)
    Purchases of premises and equipment. . . .     (211)                  (597)
    Purchases of other real estate . . . . . .     (130)                  (359)
    Disposal of other real estate. . . . . . .      584                      2
    Proceeds from sales of premises and
      equipment. . . . . . . . . . . . . . . .        0                     18
                                               --------               --------
Net cash provided (used) by investing
  activities . . . . . . . . . . . . . . . . .  (13,001)                (5,508)
                                               --------               --------

Cash flows from financing activities:
    Decrease in deposits, net. . . . . . . . .   (2,347)               (10,821)
    Increase (decrease) in short-term
     borrowings. . . . . . . . . . . . . . . .    7,691                   (104)
    Dividends paid . . . . . . . . . . . . . .     (243)                  (337)
    Issuance of common stock . . . . . . . . .      205                     87
                                               --------               --------
Net cash  used by financing activities . . . .    5,306                (11,175)
                                               --------               --------

Decrease in cash and cash equivalents. . . . .   (5,543)               (19,299)

Cash and cash equivalents, beginning of year .   16,020                 28,537
                                               --------               --------

Cash and cash equivalents, end of period . . . $ 10,477               $  9,238
                                               ========               ========

See accompanying notes to condensed consolidated financial statements.

         GLEN BURNIE BANCORP AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 1999 and 1998.

     Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

     Effective October 1, 1998, the Bank adopted the provisions of SFAS No. 133, which provides for a special opportunity to reclassify held to maturity securities to available for sale. In connection therewith, the Bank reclassified held to maturity securities with amortized cost approximating $20,300,000 as available for sale, resulting in an increase in accumulated other comprehensive income of approximately $270,000, net of deferred taxes of approximately $170,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $403,000 ($0.45 basic and diluted earnings per share) for the third quarter of 1999 compared to third quarter 1998 consolidated net income of $516,000 ($0.47 basic and diluted earnings per share). Year-to-date consolidated net income for the nine months ended September 30, 1999 was $963,000 ($1.07 basic and diluted earnings per share) compared to $749,000 ($0.68 basic and diluted earnings per share) for the nine months ended September 30, 1998. The increase in consolidated net income for the three and nine-month periods was primarily attributable to decreased non-interest operating expenses, primarily lower legal and professional fees due to the settlement of litigation in which the Company was involved in the prior periods.

     NET INTEREST INCOME. The Company's consolidated net interest income prior to provisions for credit losses for the three and nine months ended September 30, 1999 was $2,547,000 and $7,459,000, respectively, compared to $2,449,000 and $7,315,000, respectively, for the same periods in 1998, an increase of $98,000, or 4.0%, for the three-month period and an increase of $144,000, or 2.0%, for the nine-month period. The increases in net interest income for the three and nine month periods were primarily attributable to reductions in interest expenses. Interest income decreased $29,000 (0.7%) for the three months ended September 30, 1999 and decreased $258,000 (2.2%) for the nine months ended September 30, 1999, compared to the same periods in 1998. The decreases in interest income were attributable to declining yields on the securities portfolio. Interest expense declined $127,000 (8.3%) for the three months ended September 30, 1999 and declined $402,000 (8.7%) for the nine months ended September 30, 1999, compared to the same periods in 1998. Net interest margins for the three and nine months ended September 30, 1999 were 5.03% and 5.03%, respectively, compared to tax equivalent net interest margins of 4.82% and 4.84% for the three and nine months ended September 30, 1998, respectively. The increases in net interest margin for the three and nine months ended September 30, 1999 were primarily due to the receipt of non-accrual interest in connection with a bankruptcy settlement.

     PROVISION FOR CREDIT LOSSES. The Company made no provisions for credit losses during the three and nine months ended September 30, 1999 compared to a recapture of $500,000 in loss allowances during the three and nine month periods ended September 30, 1998. As of September 30, 1999, the allowance for credit losses equaled 260.6% of non-accrual and past due loans compared to 179.6% at December 31, 1998 and 159.8% at September 30, 1998. During the three and nine months ended September 30, 1999, the Company recorded net charge-offs of $159,000 and $157,000, respectively, compared to $65,000 in net charge-offs during the three months ended September 30, 1998 and $509,000 in net charge-offs during the nine months ended September 30, 1998.

     OTHER INCOME. Other income decreased $152,000 (27.9%) and $1,471,000 (55.3%), respectively, during the three and nine months ended September 30, 1999 compared to the prior year periods. The decrease in other income during the three months ended September 30, 1999 was attributable to lower gains on
securities.   Other income for the nine-month period ended
September 30, 1998 was higher primarily due to the receipt of $1,125,000 in settlement of a claim against a former insurance provider during the first quarter of 1998 reflected in other income. Excluding this non-recurring gain, other income for the first nine months of 1999 would have decreased due to lower gains on the securities portfolio.

     OTHER EXPENSE. Other expense decreased by $285,000, or 11.0%, for the quarter and decreased by $2,122,000, or 22.8%, for the nine-month period compared to the same periods in 1998. Other expense for the 1998 period was increased by management's decision to establish additional litigation reserves during the first quarter. In addition, the Company experienced significantly higher legal and professional fees during 1998 in connection with an election contest at the 1998 Annual Meeting. Included in other expense for the 1999 period was a $150,000 payment made to First Mariner Bancorp in January pursuant to a standstill agreement. The Company will make four additional payments of

$131,378 each over the next four years, provided First Mariner
Bancorp complies with the terms of the standstill agreement.
Other expense declined in the third quarter as the result of lower legal and professional fees.

     INCOME TAXES. During the three and nine months ended September 30, 1999, the Company recorded income tax expense of $223,000 and $512,000, respectively, compared to tax expense of $379,000 and $431,000, respectively, during the three and nine months ended September 30, 1998. The Company has recently reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S. Government agency securities, the income on which is not exempt from federal taxation. Accordingly, the Company reported higher taxable income for the nine months ended September 30, 1999. The Company reported lower taxable income for the third quarter due to a reduction in the provision for credit losses of $500,000 and securities gains of $165,000 taken in 1998.

FINANCIAL CONDITION

     The Company's assets increased to $223,886,000 at September 30, 1999 from $217,571,000 at December 31, 1998 primarily due to growth in the loan portfolio. The Bank's net loans totaled $146,900,000 at September 30, 1999, compared to $125,501,000 on
December 31, 1998, an increase of $21,399,000 (17.0%).
Theincrease in loans was primarily attributable to the Bank's indirect automobile lending program. At September 30, 1999, indirect loans totaled $46,128,000 compared to $24,630,000 at December 31, 1998. The Bank's other loan portfolios have held steady or declined during the year. In order to improve the risk-weighting of its assets, the Company intends to sell approximately $10,000,000 in indirect loans to another financial institution.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $56,688,000 at September 30, 1999, a $8,798,000, or 13.4%, decrease from
$65,486,000 at December 31, 1998. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 1999, totaled $10,477,000, a decrease of $5,543,000 (34.6%) from the December 31, 1998 total of
$16,020,000. The aggregate market value of investment securities held by the Bank as of September 30, 1999 was $55,587,000 compared to $65,465,000 as of December 31, 1998, a
$9,878,000 (15.1%) decrease.

     Deposits as of September 30, 1999 totaled $197,264,000, a decrease of $2,347,000 (1.2%) for the year to date. Demand deposits as of September 30, 1999 totaled $45,074,000 which is a decrease of $287,000 (0.6%) from $45,361,000 at December 31,
1998. NOW accounts as of September 30, 1999 totaled $18,863,000 which is a decrease of $1,738,000 (8.4%) from $20,601,000 at
December 31, 1998. Money market accounts decreased $1,745,000 (8.7%) for the year to date to total $18,305,000 on September 30, 1999. Savings deposits increased by $1,216,000, or 3.0%, for the year to date. Meanwhile, certificates of deposit over $100,000 totaled $10,668,000 on September 30, 1999, an increase of $59,000 (0.6%) from December 31, 1998. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $42,182,000 on September 30, 1999, a $350,000 (0.6%) increase from December 31, 1998.

     ASSET QUALITY. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                    AT                    AT
                                               SEPTEMBER 30,         DECEMBER 31,
                                                   1999                  1998
                                               -------------         ------------
                                                    (DOLLARS IN THOUSANDS)
Restructured Loans . . . . . . . . . . . . . .    $  251                $  294
                                                  ======                ======
Non-accrual Loans:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . . . . .    $  242                $  336
     Commercial. . . . . . . . . . . . . . . .       136                   505
   Real estate -- construction . . . . . . . .       280                   316
   Installment . . . . . . . . . . . . . . . .       314                   463
   Credit card & related . . . . . . . . . . .         0                     0
   Commercial. . . . . . . . . . . . . . . . .        46                   105
                                                  ------                ------
       Total nonaccrual loans. . . . . . . . .     1,018                 1,725
                                                  ------                ------
Accruing loans past due 90 days or more:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . . . . .        12                     0
     Commercial. . . . . . . . . . . . . . . .         0                     0
   Real estate -- construction . . . . . . . .         0                     0
   Installment . . . . . . . . . . . . . . . .         0                     0
   Credit card & related . . . . . . . . . . .         0                    18
   Commercial. . . . . . . . . . . . . . . . .         0                     0
                                                  ------                ------
       Total accruing loans past due 90
         days or more. . . . . . . . . . . . .        12                    18
                                                  ------                ------
       Total non-accrual and past due loans. .    $1,030                $1,743
                                                  ======                ======
Non-accrual and past due loans
  to gross loans . . . . . . . . . . . . . . .      0.69%                 1.35%
                                                  ======                ======
Allowance for credit losses to
  non-accrual and past due loans . . . . . . .    260.58%               179.58%
                                                  ======                ======


     At September 30, 1999, there were $244,000 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due, but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses for the nine months ended September 30, 1999 and 1998 were as follows:

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                               ---------------------
                                                1999           1998
                                               ------         ------
                                                (DOLLARS IN THOUSANDS)
Beginning balance. . . . . . . . . . . . . .   $  2,841        $  4,139
                                               --------        --------
Charge-offs. . . . . . . . . . . . . . . . .       (523)           (766)
Recoveries . . . . . . . . . . . . . . . . .        366             257
                                               --------        --------
Net charge-offs. . . . . . . . . . . . . . .       (157)           (509)
Provisions charged to operations . . . . . .          0            (500)
                                               --------        --------
Ending balance . . . . . . . . . . . . . . .   $  2,684        $  3,130
                                               ========        ========

Average loans. . . . . . . . . . . . . . . .   $137,569        $116,014
Net charge-offs to average loans . . . . . .       0.11%           0.44%

     Net charge-offs during the nine months ended September 30, 1999 declined to $157,000 from $509,000 during the comparable
period in 1998.   The Company attributes the reduction in
charge-off activity to an improvement in asset quality as the Company has reduced nonperforming assets both in dollar volume and as a percentage of the loan portfolio.

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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 1999, totaled $10,477,000, a decrease of $5,543,000 (34.6%) from the December 31, 1998 total of
$16,020,000.

     The Bank may draw on a $26.0 million line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of September 30, 1999, $6,000,000 was outstanding
under this line.   The Bank also has a secured line of credit in
the amount of $5.0 million from another commercial bank on which no amounts were outstanding on September 30, 1999.

     The Company's stockholders' equity increased $422,000, or 3.0%, during the nine months ended September 30, 1999 primarily due to an increase in retained earnings. Retained earnings increased by $648,000 as the result of earnings during the period offset by the accrual of $90,000 for cash dividends to be paid after the end of the quarter. Stockholders' equity was also increased by the issuance of 7,146 shares pursuant to the Company's Dividend

Reinvestment and Stockholder Purchase Plans. Net unrealized appreciation on securities available for sale decreased $536,000 to $(253,000) at September 30, 1999 from $283,000 at December
31, 1998.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 1999, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 6.04%, a Tier 1 risk-based capital ratio of 8.48% and a total risk-based capital ratio of 9.74%.

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

RECENTLY ENACTED LEGISLATION

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the G-L-B Act, any bank holding company whose depository institution subsidiaries have satisfactory Community Reinvestment Act ("CRA") records may elect to become a financial holding company if it certifies to the Federal Reserve Board that all of its depository institution subsidiaries are well-capitalized and well-managed. Financial holding companies may engage in any activity that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to a financial activity. Financial holding companies may also engage in activities that are complementary to financial activities and do not pose a substantial risk to the safety and soundness of their depository institution subsidiaries or the financial system generally. The G-L-B Act specifies that activities that are financial in nature include lending and investing activities, insurance and annuity underwriting and brokerage, financial, investment and economic advice, selling interests in pooled investment vehicles, securities underwriting, engaging in activities currently permitted to bank holding companies (including activities in which bank holding companies may currently engage outside the United States) and merchant banking through a securities or insurance underwriting
affiliate.    The Federal Reserve Board, in consultation with
the Department of Treasury, may approve additional financial activities.

     The G-L-B Act permits well capitalized and well managed national banks with satisfactory CRA records to invest in financial subsidiaries that engage in activities that are financial in nature (or incidental thereto) on an agency basis. National banks that are among the 50 largest insured banks and have at least one issue of investment grade debt outstanding may invest in financial subsidiaries that engage in activities as principal other than insurance underwriting, real estate development or merchant banking. All national banks are given
the authority to underwrite municipal revenue bonds.   The
aggregate total consolidated assets of a national bank's financial subsidiaries may not exceed the lesser of 45% of the bank's total consolidated assets or $50 billion. A national bank would be required to deduct its investments in financial subsidiaries from its regulatory capital. National banks must also adopt procedures for protecting the bank against risks associated with the financial subsidiary and to preserve the separate corporate identity of the financial subsidiary. Financial subsidiaries of state and national banks (which include any subsidiary engaged in an activity not permitted to a national bank directly) would be treated as affiliates for purposes of the limitations on aggregate transactions with affiliates in Sections 23A and 23B of the Federal Reserve Act and for purposes of the anti-tying restrictions of the Bank Holding Company Act. State-chartered banks would be prohibited from investing in financial subsidiaries unless they would be well capitalized after deducting the amount of their investment from capital and observe the other safeguards applicable to national banks.

     The G-L-B Act imposes functional regulation on bank securities and insurance activities. Banks will only be exempt from SEC regulation as securities brokers if they limit their activities to those described in the G-L-B Act. Banks that advise mutual funds will be subject to the same SEC regulation as other investment advisors. Bank common trust funds will be regulated as mutual funds if they are advertised or offered for sale to the general public. National banks and their subsidiaries will be prohibited from underwriting insurance products other than those which they were lawfully underwriting as of January 1, 1999 and are prohibited from underwriting title insurance or tax-free annuities. National banks may only sell title insurance in states in which state-chartered banks are authorized to sell title insurance. The G-L-B Act directs the federal banking agencies to promulgate regulations governing sales practices in connection with permissible bank sales of insurance.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank System voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of CRA examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the CRA.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

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


                          GLEN BURNIE BANCORP
                          -------------------
                          (Registrant)



Date:  November 12, 1999   By: /s/ John E. Porter
                               ---------------------------------
                               John E. Porter
                               Chief Financial Officer
                               (Duly Authorized Representative
                                and Principal Financial Officer)