Form 10-K
period 1999-12-31
GLEN BURNIE BANCORP
filed 2000-03-29
CIK 890066

================================================================================

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

For the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                           Commission File No. 0-24047

                               GLEN BURNIE BANCORP
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MARYLAND                                  52-1782444
-------------------------------                     ---------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


101 CRAIN HIGHWAY, S.E., GLEN BURNIE, MARYLAND                      21061
----------------------------------------------                  -------------
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (410) 766-3300

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $1.00
                         ------------------------------
                                (Title of Class)

                          COMMON STOCK PURCHASE RIGHTS
                         ------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $13.7 million based on the most recent sales price of $19.25 per share of the registrant's Common Stock as of such date as reported on the OTC Bulletin Board (R). For purposes of this calculation only, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 23, 2000:  1,096,885

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for 2000 Annual Meeting of Stockholders.
  (Part III)
================================================================================

                                     PART I

ITEM 1.  BUSINESS
-----------------
         Glen Burnie Bancorp (the "Company") is a bank holding company organized in 1990 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the "Bank"), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office in Glen Burnie, Maryland and branch offices in Odenton, Riviera Beach, Crownsville, Severn, Ferndale and Severna Park, Maryland. The Bank also maintains three remote Automated Teller Machine ("ATM") locations in Gambrills, Jessup and Pasadena, Maryland. The Bank maintains a website at www.thebankofglenburnie.com. The Bank is the oldest independent commercial bank in Anne Arundel County. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank's real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. During the past several years, the Bank has been a very active originator of automobile loans which it originates through arrangements with local automobile dealers. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

         The Company's principal executive office is located at 101 Crain Highway, S.E., Glen Burnie, Maryland 21061. Its telephone number at such office is (410) 766-3300.

MARKET AREA

         The Bank considers its principal market area for lending and deposit products to consist of Northern Anne Arundel County, Maryland which consists of those portions of the county north of U.S. Route 50. Northern Anne Arundel County includes mature suburbs of the City of Baltimore which in recent years have experienced modest population growth and are characterized by an aging population. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at the nearby Baltimore Washington International Airport. Anne Arundel County is generally considered to have more affordable housing than other suburban Baltimore areas and has begun to attract younger persons and minorities on this basis. This inflow, however, has not been sufficient to affect current population trends.

FINANCIAL MODERNIZATION LEGISLATION

         On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the G-L-B Act, any bank holding company whose depository institution subsidiaries have satisfactory Community Reinvestment Act ("CRA") records may elect to become a financial holding company if it certifies to the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") that all of its depository institution subsidiaries are well-capitalized and well-managed. Financial holding companies may engage in any activity that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to a financial activity. Financial holding companies may also engage in activities that are complementary to financial activities and do not pose a substantial risk to the safety and soundness of their depository institution subsidiaries or the financial system generally. The G-L-B Act specifies that activities that are financial in nature include lending and investing activities, insurance and annuity underwriting and brokerage, financial, investment and economic advice, selling interests in pooled investment vehicles, securities underwriting, engaging in activities currently permitted to bank holding companies (including activities in which bank holding companies may currently engage outside the United States) and merchant banking through a securities or insurance underwriting affiliate. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

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

LENDING ACTIVITIES

         The Bank offers a full range of consumer and commercial loans. The Bank's lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, equipment and automobile lease financing, commercial loans and consumer installment lending including indirect automobile lending. Substantially all of the Bank's loan customers are residents of Anne Arundel County and surrounding areas of Central Maryland. The Bank solicits loan applications for commercial loans from small to medium sized businesses located in its market area. The Bank believes that this is a market in which a relatively small community bank, like the Bank, has a competitive advantage in personal service and flexibility. The Bank's consumer lending currently consists primarily of automobile loans originated through local dealers. The Bank has expanded its indirect automobile loans by entering into arrangements with individual automobile dealers. The Bank's lease financing portfolio consists of loans purchased from third party originators.

         After several years of portfolio run-off, the Company's loan portfolio increased during the past two fiscal years, as the result of the introduction of an indirect automobile lending program in 1998. The Bank's loan portfolio had decreased in size in prior years primarily due to declines in the size of construction loan portfolio and in its installment and commercial loan portfolios. The declines in the construction portfolio reflected the significant increase in such lending in fiscal year 1994 which was not sustained in subsequent years. The run-off in the commercial portfolio reflected the Bank's decision to decrease its equipment and automobile lease-based lending because of the difficulties encountered in monitoring the financial condition of borrowers on purchased leases. The declines in the installment and commercial loan portfolios also reflected in part the substantial charge-offs which the Bank took during fiscal years 1996 and 1995.

         The following table provides information on the composition of the loan portfolio at the indicated dates.


                                                                          AT DECEMBER 31,
                           -------------------------------------------------------------------------------------------------------
                                 1999                  1998                  1997                  1996                  1995
                           -------------------------------------------------------------------------------------------------------
                              $          %           $         %          $          %          $          %           $         %
                           -------    -------    ---------  -------    --------   -------    --------   -------    ---------  ----
                                                                      (DOLLARS IN THOUSANDS)
Mortgage:
  Residential............  $ 34,099  22.03%      $33,931   26.28%      $38,048   32.68%      $36,505   27.95%      $38,142   24.60%
  Commercial.............    42,342  27.36        43,915   34.02        43,276   37.17        47,757   36.57        46,888   30.24
  Construction and land
      development........     6,095   3.94         2,383    1.85         4,888    4.20         5,515    4.22        14,265    9.20
Consumer:
   Installment...........    16,203  10.47        17,119   13.26        18,862   16.20        22,281   17.06        27,898   17.99
   Credit card...........     1,348   0.88         1,398    1.08         1,397    1.20         1,434    1.10         1,484    0.96
   Indirect automobile...    50,967  32.93        24,630   19.08            --      --            --      --            --      --
Commercial...............     3,701   2.39         5,714    4.43         9,964    8.56        17,095   13.09        26,366   17.01
                           -------- ------       -------  ------       -------  ------       -------  ------       -------  ------
     Gross loans.........   154,755 100.00%      129,090  100.00%      116,435  100.00%      130,587  100.00%      155,043  100.00%
                                    ======                ======                ======                ======                ======
Unearned income on loans.      (727)                (748)                 (751)                 (854)                 (873)
                           --------              -------               -------               -------               -------
     Gross loans net of
        unearned income..   154,028              128,342               115,684               129,733               154,170
Allowance for credit
  losses...................  (2,922)              (2,841)               (4,139)               (5,061)               (3,698)
                           --------              -------               -------               -------               -------
Loans, net ..............  $151,106             $125,501              $111,545              $124,672              $150,472
                           ========             ========              ========              ========              ========

         The following table sets forth the maturities for various categories of the loan portfolio at December 31, 1999. Demand loans and loans which have no stated maturity are treated as due in one year or less. At December 31, 1999, the Bank had $7,903,000 in loans due after one year with variable rates and $133,766,000 in such loans with fixed rates. The Bank's long-term real estate loans allow the Bank to call the loan after three years in order to adjust the interest rate if necessary. The Bank has generally not exercised its call option and the following table assumes no exercise of the Bank's call option.


                                                              DUE OVER
                                       DUE WITHIN            ONE TO FIVE        DUE OVER
                                        ONE YEAR                YEARS          FIVE YEARS        TOTAL
                                        --------                -----          ----------        -----
                                                            (IN THOUSANDS)
Real estate -- mortgage:
  Residential.........................  $   2,094            $     1,840        $ 30,165        $   34,099
  Commercial..........................      3,196                  8,219          30,927            42,342
Real estate -- construction...........      1,416                    733           3,946             6,095
Installment...........................      1,772                 12,193           2,238            16,203
Credit Card...........................      1,348                     --              --             1,348
Indirect automobile...................         28                 49,531           1,408            50,967
Commercial............................      3,232                    305             164             3,701
                                        ---------            -----------        --------        ----------
                                        $  13,086            $    72,821        $ 68,848        $  154,755
                                        =========            ===========        ========        ==========

         REAL ESTATE LENDING. The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans are generally originated on a variable rate basis. The Bank's long-term, fixed-rate mortgages include a provision allowing the Bank to call the loan after three years in order to adjust the interest rate. The Bank, however, has never exercised this right. Substantially all of the Bank's real estate loans are secured by properties in northern Anne Arundel County, Maryland. Under the Bank's loan policies, the maximum permissible loan- to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. The Bank, however, will make loans secured by owner-occupied residential real estate with loan-to-value ratios up to 95% provided the borrower obtains private mortgage insurance for the portion of the loan in excess of 80%. For residential investment properties, the maximum loan-to-value ratio is 75%. The maximum permissible loan-to-value ratio for residential and commercial construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower's primary residence provided that the aggregate indebtedness on the property does not exceed 80% of its value.

         COMMERCIAL LENDING. The Bank's commercial loan portfolio consists principally of demand and time loans for commercial purposes and purchased lease financings. The Bank's business demand and time lending includes various working capital loans, lines of credit and letters of credit for commercial customers. Demand loans require the payment of interest until called while time loans require a single payment of principal and interest at maturity. Such loans may be made on a secured or an unsecured basis. All such loans are underwritten on the basis of the borrower's creditworthiness rather than the value of the collateral. The Bank's lease financing portfolio includes leases on various types of commercial equipment that have been purchased from various vendors. Because of the difficulties encountered in monitoring the financial condition of borrowers on purchased leases, the Bank is no longer purchasing equipment leases and is allowing this portfolio to run off.

         INSTALLMENT LENDING. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 1999, approximately 11.5% of the installment loans in the Bank's portfolio had been originated for commercial purposes and 88.5% had been originated for consumer purposes.

         INDIRECT AUTOMOBILE LENDING. The Bank commenced its indirect automobile lending program in January 1998. The Bank finances new and used automobiles for terms of up to 60 months. Used vehicles must be no more than five years old and the maximum loan term is reduced for higher mileage vehicles. The Bank does not lend more than the invoice price on new vehicles and on used vehicles will not lend more than the fair market value as published in a nationally recognized used vehicle pricing guide. The Bank requires all borrowers to obtain vendor's single interest coverage protecting the Bank against loss. The Bank originates indirect loans through a network of 14 dealers which are primarily new car dealers located in Anne Arundel County. Participating dealers take loan applications from their customers and transmit them to the Bank for approval. If the loan is approved, the Bank will immediately fund the principal of the loan and credit the dealer's reserve account for the premium due to the dealer. Funds are disbursed from the dealer reserve account on a monthly basis net of any unpaid interest resulting from borrower prepayments or defaults on other loans purchased from the dealer. The Bank does not offer dealer floor plan financing.

         CREDIT CARD AND RELATED LOANS. Credit card and related loans consist of outstanding balances on credit cards and overdraft lines of credit. The Bank offered no annual fee VISA(R) and MasterCard(R) credit cards to qualified customers. Credit card billing and payment processing was done for the Bank by an unaffiliated third party which received a fee for such services. In February, 2000, however, the Bank sold its portfolio of credit card loans. The Bank's overdraft protection line of credit is offered as a convenience to qualified customers.

         Although the risk of non-payment for any reason exists with respect to all loans, certain other specific risks are associated with each type of loan. The primary risks associated with commercial loans, including commercial real estate loans, are the quality of the borrower's management and a number of economic and other factors which induce business failures and depreciate the value of business assets pledged to secure the loan, including competition, insufficient capital, product obsolescence, changes in the cost of production, environmental hazards, weather, changes in laws and regulations and general changes in the marketplace. Primary risks associated with residential real estate loans include fluctuating land and property values and rising interest rates with respect to fixed-rate, long-term loans. Residential construction lending exposes the Company to risks related to builder performance. Consumer loans, including indirect automobile loans, are affected primarily by domestic instability and a variety of factors that may lead to the borrower's unemployment, including deteriorating economic conditions in one or more segments of a local or broader economy. Because the Bank deals with borrowers through an intermediary on indirect automobile loans, this form of lending potentially carries greater risks of defects in the application process for which claims may be made against the Bank. Indirect automobile lending may also involve the Bank in consumer disputes under state "lemon" or other laws. The Bank seeks to control these risks by following strict underwriting and documentation guidelines and by only dealing with well-established dealerships who are contractually obligated to indemnify the Bank for such losses.

         The Bank's lending activities are conducted pursuant to written policies approved by the Board of Directors intended to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed by the Senior Credit Officer to identify potential underperforming credits, estimate loss exposure and to ascertain compliance with the Bank's policies. On a quarterly basis, the internal auditor performs an independent loan review in accordance with the Bank's loan review policy. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions.

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

         Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus which is defined to include the Bank's capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $1.65 million to any one borrower at December 31, 1999. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $2.5 million to any one borrower at December 31, 1999. It is currently the Bank's policy to limit its exposure to any one borrower to no more than $1.3 million in the aggregate unless the loan is approved by a 75% vote of the Board of Directors with respect to new borrowings. At December 31, 1999, the largest amount outstanding to any one borrower and their related interests was $2,482,000 which was within the Bank's lending limit at the time when made.

NON-PERFORMING LOANS

         It is the current policy of the Bank to discontinue the accrual of interest when a loan becomes 90 days or more delinquent and circumstances indicate that collection is doubtful. For fiscal years prior to the 1997 fiscal year, the Bank's policy was to consider real estate loans on a case-by-case basis subject to collateral.

         The Bank seeks to control delinquencies through diligent collection procedures. For consumer loans, the Bank sends out payment reminders on the seventh and twelfth days after a payment is due. If a consumer loan becomes 15 days past due, the account is transferred to the Bank's collections department which will contact the borrower by telephone and letter before the account becomes 30 days past due. If a consumer loan becomes more than 30 days past due, the Bank will continue its collection efforts and will move to repossession or foreclosure by the 45th day if the Bank has reason to believe that the collateral may be in jeopardy or the borrower has failed to respond to prior communications. The Bank will move to repossess or foreclose in all instances in which a consumer loan becomes more than 60 days delinquent. After repossession of a motor vehicle, the borrower has a 15-day statutory right to redeem the vehicle and is entitled to 10 days' notice before the sale of a repossessed vehicle. The Bank sells the vehicle as promptly as feasible after the expiration of these periods. If the amount realized from the sale of the vehicle is less than the loan amount, the Bank will seek a deficiency judgment against the borrower. The Bank follows similar collection procedures with respect to commercial loans.

         The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.


                                                                      AT DECEMBER 31,
                                                -------------------------------------------------------------
                                                  1999          1998         1997         1996        1995
                                                --------      -------      --------     --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Restructured loans...........................   $    243      $    137    $     344    $      --   $       --
                                                ========      ========    =========    =========   ==========
Non-accrual loans:
   Real estate -- mortgage:
   Residential...............................   $    237     $     336    $   1,078    $   2,065   $      812
   Commercial................................        135           505          761        1,935          274
   Real estate -- construction...............        280           316          608            0            0
   Installment...............................        315           463          665          168          165
   Credit card & related ....................          0             0            0            0            4
   Commercial................................         45           105          369          378        1,120
                                                --------     ---------    ---------    ---------   ----------
       Total non-accrual loans...............      1,012         1,725        3,481        4,546        2,375
                                                --------     ---------    ---------    ---------   ----------
Accruing loans past due 90 days or more:
   Real estate -- mortgage:
   Residential...............................         43             0            5           87        1,467
   Commercial................................          0             0            0            0        1,500
   Real estate -- construction...............          0             0            0            0            0
   Installment...............................          0             0            0            0          300
   Credit card & related ....................          0            18            0            0           28
   Commercial................................          0             0            0            0          610
                                                --------     ---------    ---------    ---------   ----------
       Total accruing loans past due 90 days
         or more.............................         43            18            5           87        3,905
                                                --------     ---------    ---------    ---------   ----------
       Total non-accrual and past due loans..   $  1,055     $   1,743    $   3,486    $   4,633   $    6,280
                                                ========     =========    =========    =========   ==========
       Non-accrual and past due loans to
         gross loans.........................       0.68%         1.36%        2.99%        3.55%        4.05%
                                                ========     =========    =========    =========   ==========
       Allowance for credit losses to
         non-accrual and past due loans......     276.97%       162.99%      118.73%      109.24%       58.89%
                                                ========     =========    =========    =========   ==========


         For the year ended December 31, 1999, interest of approximately $169,000, would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During such period there was no interest on such loans included in income. During the year ended December 31, 1999, the Bank would have recorded $24,300 in interest on restructured loans if such loans were performing in accordance with their original terms. During 1999, the Bank recognized $17,660 in interest income on restructured loans.

         Approximately $891,000, or 88.09%, of the Bank's non-accrual loans at December 31, 1999 were attributable to five borrowers. Charge-offs of $566,213 have previously been taken on these loans. Three of these borrowers with loans totaling $448,071 were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the current active balance of the Bank's loan.

         At December 31, 1999, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

         At December 31, 1999, the Company had $558,827 in real estate acquired in partial or total satisfaction of debt compared to $1,099,326 and $748,231 in such properties at December 31, 1998 and 1997, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 1999, see "Item 2. -- Properties."
------------------------

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

         Transactions in the allowance for credit losses during the last five fiscal years were as follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------
                                                    1999       1998         1997        1996         1995
                                                 --------    --------     --------     --------     ------
                                                                   (DOLLARS IN THOUSANDS)
Beginning balance...........................   $   2,841    $   4,139    $   5,061    $   3,698    $   2,764
                                               ---------    ---------    ---------    ---------    ---------
Loans charged off
   Real estate -- mortgage:
     Residential............................           0           51          270          250        1,044
     Commercial.............................          50            0            0          797          497
   Real estate -- construction..............         (27)         189          435            0            0
   Installment..............................         477          473          171          786          270
   Credit card & related ...................          92            0           45          182          194
   Commercial...............................          81          382          697        3,453        5,056
                                               ---------    ---------    ---------    ---------    ---------
          Total.............................         673        1,095        1,618        5,468        7,061
                                               ---------    ---------    ---------    ---------    ---------
Recoveries
   Real estate -- mortgage:
     Residential............................          32           51           25           22           23
     Commercial.............................          16           26           17           81           10
   Real estate -- construction..............          36            1            0            0            0
   Installment..............................         259          116           89           57           11
   Credit card & related ...................           4            4            5            2            0
   Commercial...............................         107           99          290           73           26
                                               ---------    ---------    ---------    ---------    ---------
         Total..............................         454          297          426          235           70
                                               ---------    ---------    ---------    ---------    ---------
Net charge-offs.............................         219          798        1,192        5,233        6,991
Provisions charged to operations............         300         (500)         270        6,596        7,925
                                               ---------    ----------   ---------    ---------    ---------
Ending balance..............................   $   2,922    $   2,841    $   4,139    $   5,061    $   3,698
                                               =========    =========    =========    =========    =========
Average loans...............................   $ 142,077    $ 118,372    $ 119,161    $ 146,922    $ 156,219
Net charge-offs to average loans ...........        0.15%        0.67%        1.00%        3.56%        4.48%

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

         The following table shows the allowance for credit losses broken down by loan category as of December 31, 1999, 1998, 1997 and 1996. Such information for 1995 is not available.



                                                                  AT DECEMBER 31,
                                   -------------------------------------------------------------------------------
                                                1999                                        1998
                                          ---------------                               ------------
                                    RESERVE          PERCENT OF LOANS           RESERVE          PERCENT OF LOANS
                                    FOR EACH         IN EACH CATEGORY           FOR EACH         IN EACH CATEGORY
PORTFOLIO                           CATEGORY         TO TOTAL LOANS             CATEGORY         TO TOTAL LOANS
---------                           --------         --------------             --------         ----------------
                                                              (DOLLARS IN THOUSANDS)
   Real estate -- mortgage:
     Residential.................   $    200             22.03%                 $    273               26.28%
     Commercial..................        613             27.36                       311               34.02
   Real estate -- construction...        296              3.94                       335                1.85
   Installment...................        177             10.47                       143               13.26
   Credit Card..................          92              0.88                        60                1.08
   Indirect automobile...........        793             32.93                       312               19.08
   Commercial...................         526              2.39                       966                4.43
   Unallocated...................        225                --                       441                  --
                                    --------            ------                  --------              ------
       Total.....................   $  2,922            100.00%                 $  2,841              100.00%
                                    ========            ======                  ========              ======


                                                                  AT DECEMBER 31,
                                   -------------------------------------------------------------------------------
                                                1997                                        1996
                                          ---------------                               ------------
                                    RESERVE          PERCENT OF LOANS           RESERVE          PERCENT OF LOANS
                                    FOR EACH         IN EACH CATEGORY           FOR EACH         IN EACH CATEGORY
PORTFOLIO                           CATEGORY         TO TOTAL LOANS             CATEGORY         TO TOTAL LOANS
---------                           --------         --------------             --------         ----------------
                                                              (DOLLARS IN THOUSANDS)
   Real estate -- mortgage:
     Residential.................   $    389             32.68%                 $    432               27.95%
     Commercial..................        987             37.17                       987               36.57
   Real estate -- construction...        390              4.20                       690                4.22
   Installment...................        159             16.20                       448               17.06
   Credit Card..................          47              1.20                        49                1.10
   Commercial...................       1,186              8.56                     2,455               13.09
   Unallocated...................        981                --                         0                  --
                                    --------            ------                  --------              ------
       Total.....................   $  4,139            100.00%                 $  5,061              100.00%
                                    ========            ======                  ========              ======

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

         The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.


                                                                    AT DECEMBER 31,
                                                      ------------------------------------------
                                                        1999               1998             1997
                                                        ----               ----             ----
                                                                     (IN THOUSANDS)
U.S. Treasury securities ..........................  $   2,739         $   5,082        $   9,068
U.S. Government agencies and
  mortgage-backed securities.......................     40,833            59,008           63,414
Obligations of states and political subdivisions...         --                --            8,073
Other securities and stock.........................        652               936              936
                                                     ---------         ---------        ---------
Total investment securities........................  $  44,224         $  65,026        $  81,491
                                                     =========         =========        =========

         The following table sets forth the scheduled maturities, book values and weighted average yields for the Company's investment securities portfolio at December 31, 1999.



                                    ONE YEAR OR LESS    ONE TO FIVE YEARS   FIVE TO TEN YEARS  MORE THAN TEN YEARS      TOTAL
                                  ------------------   -------------------- -----------------  -------------------- ----------------
                                             WEIGHTED            WEIGHTED           WEIGHTED            WEIGHTED           WEIGHTED
                                     BOOK    AVERAGE     BOOK    AVERAGE    BOOK    AVERAGE    BOOK     AVERAGE     BOOK   AVERAGE
                                     VALUE    YIELD      VALUE    YIELD     VALUE    YIELD     VALUE     YIELD      VALUE   YIELD
                                     -----    -----      -----    -----     -----    -----     -----     -----      -----   -----
                                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury securities ........   $  500    5.50%    $  2,239    5.93%   $     --     --%    $    --      --%    $ 2,739  5.85%
U.S. Government agencies and
  mortgage-backed securities.....       --      --        6,898    5.83       8,996   6.39      24,939    6.35      40,833  6.49
Other securities and stock.......      652    8.54           --      --          --     --          --      --         652  8.54
                                    ------    ----     --------    ----    --------   ----     -------    ----     -------  -----
     Total investment securities.   $1,152    7.22%    $  9,137    5.85%   $  8,996   6.39%    $24,939    6.35%    $44,224  6.48%
                                    ======    ====     ========    ====    ========   ====     =======    ====     =======  =====


         At December 31, 1999, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises) which aggregated more than 10% of stockholders' equity.

DEPOSITS AND OTHER SOURCES OF FUNDS

         The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and seven branches in northern Anne Arundel County. Consolidated total deposits were $194,089,995 as of December 31, 1999. The Bank uses borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $25.5 million under a line of credit from the FHLB of Atlanta as of December 31, 1999.

         DEPOSITS. The Bank's deposit products include regular savings accounts (statements), money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA and SEP accounts, Christmas Club accounts and certificates of deposit. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders and travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, telephone banking, and a customer call center. The Bank is a member of the Cirrus(R) and Star(R) ATM networks.

         The Bank obtains deposits principally through its network of eight offices. The Bank does not solicit brokered deposits. At December 31, 1999, the Bank had approximately $10.7 million in certificates of deposit and other time deposits of $100,000 or more including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 1999.

                                                                     AMOUNT
                                                                (IN THOUSANDS)
                                                                --------------
          Three months or less..................................  $    4,451
          Over three through six months.........................       1,319
          Over six through 12 months............................       1,217
          Over 12 months........................................       3,742
                                                                  ----------
              Total.............................................  $   10,729
                                                                  ==========

         BORROWINGS. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance and for small business lending. The Bank may draw on a $25.5 million line of credit from the FHLB of Atlanta. As of December 31, 1999, an advance of $2.0 million was outstanding on this line. The Bank's advance matures in 2000 and bears a 4.55% rate of interest. The FHLB advance is secured by a floating lien on the Bank's residential first mortgage loans and various federal government and agency securities. The Bank also has a secured line of credit in the amount of $5.0 million from another commercial bank but has not drawn on this line.

COMPETITION

         The Bank faces competition from other community banks and financial institutions and larger intra- and inter- state banks and financial institutions which compete vigorously (currently, sixteen FDIC-insured depository institutions operate within two miles of the Bank's headquarters). Former directors of the Bank, including a former Chief Executive Officer, have established a new bank with a main office in Glen Burnie close to the Bank's headquarters which has solicited business from many Bank customers. With respect to indirect lending, the Bank faces competition from other banks and the financing arms of automobile manufacturers. The Bank competes in this area by offering competitive rates and responsive service to dealers.

         The Bank's interest rates, loan and deposit terms, and offered products and services are governed, to a large extent, by such competition. The Bank attempts to provide superior service within its community and to know and facilitate services to its customers. It seeks commercial relationships with small to medium size businesses which, it believes, would welcome personal service and flexibility. While it believes it is the seventh largest deposit holder in Anne Arundel County, Maryland, with an estimated 4.84% market share as of June 30, 1999 (the latest date for which relevant data is available from the FDIC), it believes its greatest competition comes from smaller community banks which offer similar personalized services.

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

EMPLOYEES

         At December 31, 1999, the Bank had 131 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

         Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the "Riegle-Neal Act") authorized the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Commissioner of Financial Regulation.

         Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. The State of Maryland did not pass such a law during this period. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

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

         Effective with the enactment of the G-L-B Act on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become "financial holding companies" which will be permitted to engage in a broader range of financial activities than are currently permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.

         The Maryland Financial Institutions Code prohibits a bank holding company from acquiring more than 5% of any class of voting stock of a bank or bank holding company without the approval of the Commissioner of Financial Regulation except as otherwise expressly permitted by federal law or in certain other limited situations. The Maryland Financial Institutions Code additionally prohibits any person from acquiring voting stock in a bank or bank holding company without 60 days' prior notice to the Commissioner if such acquisition will give the person control of 25% or more of the voting stock of the bank or bank holding company or will affect the power to direct or to cause the direction of the policy or management of the bank or bank holding company. Any doubt whether the stock acquisition will affect the power to direct or cause the direction of policy or management shall be resolved in favor of reporting to the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution. Voting stock acquired in violation of this statute may not be voted for five years.

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

REGULATION OF THE BANK

         GENERAL. As a state-chartered bank with deposits insured by the FDIC but which is not a member of the Federal Reserve System (a "state non-member bank"), the Bank is subject to the supervision of the Commissioner of Financial Regulation and the FDIC. The Commissioner and FDIC regularly examine the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and not its stockholders. In addition, the Bank is required to furnish quarterly and annual call reports to the Commissioner and FDIC. The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

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

         The risk-based capital rules of the Federal Reserve Board and the FDIC require bank holding companies and state non-member banks, respectively, to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. Risk-based capital is composed of two elements: Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative in the case of banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and credit card relationships. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

         The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1999, the Bank was well capitalized as defined by the FDIC's regulations.

         BRANCHING. Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within the State of Maryland without geographic restriction and may establish branches in other states by any means permitted by the laws of such state or by federal law. The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by state banks, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

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

         Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- "well capitalized, adequately capitalized or undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well-capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All BIF-insured banks, however, will be required to begin paying an assessment to the FDIC in an amount equal to 2.12 basis points times their assessable deposits to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

         TRANSACTIONS WITH AFFILIATES. A state non-member bank or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such bank's capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information about the Company's executive officers.

         NAME                               AGE                  POSITIONS
         ----                               ---                  ---------
         F. William Kuethe, Jr.              67                  President and Chief Executive Officer
         John I. Young                       62                  Executive Vice President and Chief Operating Officer
         Michael G. Livingston               45                  Senior Vice President and Chief Lending Officer
         John E. Porter                      45                  Senior Vice President and Chief Financial Officer

         F. WILLIAM KUETHE, JR. has been President and Chief Executive Officer of the Company and the Bank since 1995. He also was director of the Bank from 1963 through 1989. He was President of Glen Burnie Mutual Savings Bank from 1960 through 1995. Mr. Kuethe is a former licensed appraiser and real estate broker with banking experience from 1960 to present, at all levels. He is the father of Frederick W. Kuethe, III, a director of the Company.

         JOHN I. YOUNG was appointed Executive Vice President and Chief Operating Officer of the Bank in December 1999 after joining the Bank as Senior Vice President in March 1999. Prior to joining the Bank, he had been president of Young-Harris, Inc., a financial industry consulting company since 1980. Mr. Young was president of American Bank Services Corp. from January 1977 to 1980 and was Senior Vice President of Operations of Equitable Trust Bank from 1958 until December 1976. Mr. Young is a member of the Independent Bankers Association of America, the Maryland Bankers Association and an associate member of the Robert Morris Association. He is also the incoming President of the St. Andrew's Society of Baltimore.

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

ITEM 2.  PROPERTIES
-------------------

         The following table sets forth certain information with respect to the Bank's offices:


                            YEAR            OWNED/                               APPROXIMATE
                           OPENED           LEASED            BOOK VALUE        SQUARE FOOTAGE   DEPOSITS
                           ------           ------            ----------        --------------   --------
MAIN OFFICE:
101 Crain Highway, S.E.    1953             Owned             $ 1,080,729         10,000         $69,547,835
Glen Burnie, MD  21061

BRANCHES:
Odenton
1405 Annapolis Road        1969             Owned                 160,258          6,000          30,894,193
Odenton, MD  21113

Riviera Beach
8707 Ft. Smallwood Road    1973             Owned                 165,934          2,500          23,935,585
Pasadena, MD  21122


                            YEAR            OWNED/                               APPROXIMATE
                           OPENED           LEASED            BOOK VALUE        SQUARE FOOTAGE   DEPOSITS
                           ------           ------            ----------        --------------   --------
Crownsville
1221 Generals Highway      1979             Owned             $   398,819          3,000         $33,655,679
Crownsville, MD  21032

Severn
811 Reece Road             1984             Owned                 324,340          2,500          19,043,535
Severn, MD  21144

South Crain
7984 Crain Highway         1995             Leased                132,065          2,600          13,893,352
Glen Burnie, MD  21061

Ferndale
7173 Balt. &
Annapolis Blvd             1998             Leased                300,130          2,100           2,730,055
Glen Burnie, MD  21061

Severna Park
790 Ritchie Highway        1999             Leased                138,399          1,250             389,761
Severna Park, MD  21146

OPERATIONS CENTER:
106 Padfield Court         1991             Owned               1,169,877         16,200                 n/a
Glen Burnie, MD  21061


         At December 31, 1999, GBB owned one parcel of real estate obtained from a foreclosure by the Bank. The book value of this property was $143,000. The property consists of office condominiums. GBB intends to sell this property. GBB has also purchased land for a future branch site with a book value of $82,774. At December 31, 1999, the Bank owned two foreclosed real estate properties having a book value of $415,827, which consisted of a building lot and commercial property which the Bank is holding for sale.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         From time to time, the Company and the Bank is involved in various legal actions relating to its business activities. At December 31, 1999, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company's consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS.
-----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
        MATTERS
        -------

         The Company's stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board(R) under the symbol "GLBZ." There is not currently an active trading market for the Common Stock. As of December 31, 1999, the number of record holders of the Common Stock was 491. The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 1999 and 1998, based on trades reported on the OTC Bulletin Board
(R) or by Legg Mason Wood Walker, Inc., the principal market maker for the Company's stock. Also shown are dividends declared per share for these periods. Data has been adjusted to give retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 11, 2000.

                                            1999                                1998
                               ---------------------------------      ----------------------------
         QUARTER ENDED         HIGH          LOW       DIVIDENDS        HIGH     LOW     DIVIDENDS
         -------------         -----         ---       ---------       -----     ---     ---------
         March 31,            $21.146       $18.542     $  0.083     $20.625   $19.583     $ 0.083
         June 30,              19.375        19.167        0.083      21.35     20.933       0.083
         September 30,         19.167        17.917        0.125      21.667    20.833       0.083
         December 31,          19.167        16.771        0.125      23.333    16.667       0.167

         The Company intends to pay dividends equal to forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank's and bank holding company's right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See "Item 1. Business -- Supervision and
                                   ----------------
Regulation -- Regulation of the Company -- Dividends and Distributions" and "Item 1. Business -- Supervision and Regulation -- Regulation of the Bank --
-----------------
Dividend Limitations." The Company does not believe that those restrictions will materially limit its ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to stock splits and stock dividends accounted for as stock splits.

                                                                    YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------
                                                  1999           1998        1997         1996       1995
                                                --------       --------    --------     --------     ------
                                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATIONS DATA:
Net Interest Income.........................   $   9,925    $    9,794   $   10,567   $   10,884   $   11,339
Provision for Credit Losses.................         300          (500)         270        6,596        7,925
Other Income................................       2,828         3,122        1,728        2,230        1,904
Other Expense...............................       9,822        11,776       11,593        9,019        8,740
Net Income (Loss)...........................       1,445           833          747       (1,020)      (1,727)

SHARE DATA:
Basic Net Income (Loss) Per Share...........   $    1.15    $     0.66   $     0.59   $    (0.80)  $    (1.39)
Diluted Net Income (Loss) Per Share.........        1.15          0.66         0.59        (0.80)       (1.39)
Cash Dividends Declared
  Per Common Share..........................        0.42          0.42         0.25         0.64         0.65
Weighted Average Common
   Shares Outstanding:
        Basic...............................   1,261,166     1,253,275    1,275,017    1,271,744    1,246,899
        Diluted.............................   1,261,166     1,253,637    1,275,017    1,271,744    1,246,899

FINANCIAL CONDITION DATA:
Total Assets................................   $ 213,439    $  217,571   $  231,900   $  254,325   $  246,165
Loans Receivable, Net.......................     151,107       125,501      111,545      124,672      150,472
Total Deposits..............................     194,090       199,611      207,110      232,746      221,121
Total Stockholders' Equity..................      15,102        14,169       18,965       18,586       20,537

PERFORMANCE RATIOS:
Return on Average Assets....................        0.66%         0.38%        0.32%       (0.41)%      (0.73)%
Return on Average Equity....................        9.97          4.54         3.95        (5.29)       (7.42)
Net Interest Margin(1)......................        4.96          4.94         5.09         5.04         5.42
Dividend Payout Ratio.......................       43.48         75.75        50.85          *            *

CAPITAL RATIOS:
Average Equity to Average
  Assets....................................        6.67%         8.40%        8.01%        7.82%        9.89%
Leverage Ratio..............................        6.87          5.96         7.60         7.20         8.20
Total Risk-Based Capital
   Ratio....................................       10.80         10.50        16.00        14.00        13.70

ASSET QUALITY RATIOS:
Allowance for Credit Losses to
  Gross Loans...............................        1.89%         2.21%        3.55%        3.88%        2.39%
Non-accrual and Past Due Loans to
  Gross Loans...............................        0.68          1.36         2.99         3.55         4.05
Allowance for Credit Losses to
  Non-accrual and Past Due Loans............      276.97        162.99       118.73       109.24        58.89
Net Loan Charge-offs to
  Average Loans.............................        0.15          0.67         1.00         3.56         4.48

---------------
*  Not meaningful
1  Presented on a tax-equivalent basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

OVERVIEW

         1999 marked the Company's third straight year of higher earnings as many favorable operating trends continued. Most notably, 1999 saw a significant reduction in non-interest expense as the Company resolved the litigation which had required the Company to incur high expenses from professional fees and litigation charges in prior years. The Bank's net interest income improved due to a combination of continued loan growth and a moderation in deposit costs. Loan portfolio growth was due primarily to the Bank's indirect automobile lending which was begun in 1998 and has grown to a $51.0 million portfolio by the end of 1999. Asset quality continued to improve as non-performing loans declined both in dollar terms and as a percentage of the portfolio. Loan charge-offs were reduced significantly as a result of the Bank's improved collections procedures. Earnings for 1999 also benefitted from a one-time gain of approximately $483,000 (after applicable income and excise taxes and net of a 25% safe harbor contribution) resulting from the curtailment of the Bank's defined benefit pension plan.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         GENERAL. For the year ended December 31, 1999, the Company reported consolidated net income of $1,445,350 ($1.15 basic and diluted earnings per share) compared to a consolidated net profit of $833,192 ($0.66 basic and diluted earnings per share) for the year ended December 31, 1998 and a consolidated net profit of $747,247 ($0.59 basic and diluted earnings per share) for the year ended December 31, 1997. The increase in net income during the 1999 period was principally attributable to a $1,954,790 reduction in other expenses due mainly to the absence of litigation charges and a reduction in professional fees. During the 1998 period, the Company incurred $1,225,003 in litigation charges. The reduced level of other expenses during 1999 was partially offset by an $800,000 increase in the provision for loan losses from a net recapture into income of $500,000 in 1998 to a provision of $300,000 in 1999. Other income also declined by $294,488 from $3,122,369 in 1998 to $2,827,881 in 1999 due mainly to net losses of $63,968 on sales of investment securities in 1999 as compared to net gains of $527,320 in 1998. Other income for 1999 included a one-time curtailment gain of $1,311,997 on the termination of the Bank's pension plan. In connection with the curtailment of the pension plan, the Bank accrued a 25% safe harbor contribution of $328,000 included in employee benefit expense and federal and state excise and income taxes of approximately $304,000, resulting in a net curtailment gain of approximately $483,000. The increase in net income during the 1998 period as compared to 1997 was principally attributable to the receipt of $1,126,077 in proceeds from insurance settlements during the year and the recapture into income of $500,000 in allowances for credit losses. These increases in income offset a decrease in net interest income and an increase in non-interest expense which included amounts paid in settlement of various litigation.

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

         Consolidated net interest income for the year ended December 31, 1999 was $9,925,203 compared to $9,793,550 for the year ended December 31, 1998 and $10,567,211 for the year ended December 31, 1997. The $131,653 increase in net interest income for the most recent year was due to a reduction of $545,200 in interest expense on deposit accounts from $6,048,828 in 1998 to $5,503,628 in 1999 due to a decrease in deposit balances, partially offset by a reduction in interest income of $340,464. The overall decline in interest income was attributable to a decrease in the average volume of the Company's securities portfolio during the period and, to a lesser extent, to a declining yield in the loan portfolio. Interest income from loans actually increased by $1,225,706 from $10,590,864 in 1998 to $11,816,570 in 1999 due to a $23,705,000, or 20.0%,
increase in the average balance of loans outstanding during 1999. During 1998, the Bank instituted an automobile indirect lending program which accounted for the bulk of the increase in loans.

         The decrease in net interest income for fiscal year 1998 as compared to fiscal year 1997 was primarily attributable to a significant decline in interest income which fell $1,587,696 (9.1%). The decline in interest income was attributable primarily to a reduced average volume of earning assets and secondarily to a declining yield on assets. The most significant reductions in earning assets involved the investment securities portfolio. The Company used the proceeds from maturing and called investment securities to cover deposit outflows. The Company also experienced a 66 basis point decline in the yield on the investment securities portfolio as the Company shifted its investment securities portfolio into repricable GNMA securities from state, county and municipal obligations. Interest expense declined $814,035, or 11.8%, for the year ended December 31, 1998. Net interest margin for the year ended December 31, 1999 was 4.96% compared to 4.94% and 5.09% for the years ended December 31, 1998 and 1997, respectively.

         The following table allocates changes in income and expense attributable to the Company's interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

                                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------
                                              1999         VS.           1998        1998          VS.        1997
                                            -----------------------------------    --------------------------------
                                                            CHANGE DUE TO:                       CHANGE DUE TO:
                                            INCREASE/    ---------------------     INCREASE/   --------------------
                                            DECREASE      RATE          VOLUME     DECREASE     RATE         VOLUME
                                            --------      ----          ------     --------     ----         ------
                                                                     (IN THOUSANDS)
ASSETS
Interest-earning assets:
   Federal funds sold.....................  $    (146)    $    (22)    $  (124)    $    (40)   $     30     $     (70)
                                            ---------     --------     -------      ---------   --------     ---------
   Interest-bearing deposits..............       (251)           4        (255)         204          (7)          211
                                            ---------     --------     -------      ---------   --------     ---------
   Investment securities:
     U.S. Treasury securities, obligations of
        U.S. government agencies and
        mortgage-backed securities........       (945)         (42)       (903)        (727)       (370)         (357)
     Obligations of states and
        political subdivisions(1).........       (326)          --        (326)      (1,177)         31        (1,208)
     All other investment securities......        (14)           1         (15)           7           2             5
                                            ---------     --------     -------       --------    --------    ---------
        Total investment securities.......     (1,285)         (41)     (1,244)      (1,897)       (337)       (1,560)
                                            ---------     --------     -------       --------    --------    ---------
   Loans, net of unearned income:
     Demand, time and lease ..............       (360)         (23)       (337)        (509)         11          (520)
     Mortgage and construction............       (284)        (248)        (36)        (360)       (122)         (238)
     Installment and credit card..........      1,868         (509)      2,377          609         (32)          641
                                            ---------     --------     -------       --------    --------    ---------
        Total gross loans(2)..............      1,224         (780)      2,004         (260)       (143)         (117)
                                            ---------     --------     -------       --------    --------    ---------
     Allowance for credit losses..........         --           --          --           --          --            --
                                            ---------     --------     -------       --------    --------    ---------
        Total net loans...................      1,224         (780)      2,004         (260)       (143)           --
                                            ---------     --------     -------       --------    --------    ---------
Total interest-earning assets.............  $    (458)    $   (839)    $   381     $ (1,993)   $   (457)    $  (1,536)
                                            =========     ========     =======      =========   =========    =========
LIABILITIES
Interest-bearing deposits:
   Savings and NOW........................  $    (279)    $   (280)    $     1     $   (248)   $    (86)    $    (162)
   Money market...........................        (19)         (19)          0          (76)         (5)          (71)
   Other time deposits....................       (248)        (221)        (27)        (468)        (12)         (456)
                                            ---------     --------     -------      ---------   ---------    ---------
     Total interest-bearing deposits......       (546)        (520)        (26)        (792)       (103)         (689)
Non-interest-bearing deposits.............         --           --          --           --          --            --
Borrowed funds............................         72            1          71          (21)          3           (24)
                                            ---------     --------     -------       --------    --------    ---------
Total interest-bearing liabilities........  $    (474)    $   (519)    $    45     $   (813)   $   (100)    $    (713)
                                            =========     ========     =======      =========   =========    =========

---------------
1  Tax equivalent basis.
2  Non-accrual loans included in average balances.

         The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

                                                                        YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------------------
                                                    1999                            1998                         1997
                                       ------------------------------    ---------------------------  ----------------------------
                                                             AVERAGE                        AVERAGE                        AVERAGE
                                       AVERAGE                YIELD/     AVERAGE             YIELD/   AVERAGE               YIELD/
                                       BALANCE    INTEREST     COST      BALANCE  INTEREST    COST    BALANCE     INTEREST   COST
                                       -------    --------    ------     -------  --------   ------    -------    --------   -----
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
   Federal funds sold................  $   2,330  $     116    4.97%   $   4,414  $     262   5.94%   $   5,755   $     302   5.25%
   Interest-bearing deposits.........        440         26    5.91        5,433        277   5.10        1,397          73   5.23
                                       ---------  ---------  ------    ---------  --------- ------    ---------   ---------   ----
   Investment securities:
      U.S. Treasury securities,
        obligations of U.S. government
        agencies and mortgage-backed
        securities...................     57,347      3,542    6.18       71,774      4,487   6.25       77,045       5,214   6.77
      Obligations of States and
        political subdivisions(1)....         --         --      --        3,550        326   9.18       18,114       1,503   8.30
      All other investment securities        737         56    7.60          936        270   7.48          871          63   7.23
                                       ---------  ---------  ------    ---------  --------- ------    ---------   ---------   ----
         Total investment securities.     58,084      3,598    6.19       76,260      4,883   6.40       96,030       6,780   7.06
                                       ---------  ---------  ------    ---------  --------- ------    ---------   ---------   ----
   Loans, net of unearned income:
      Demand, time and lease.........      4,353        391    8.98        7,909        751   9.50       13,459       1,260   9.36
      Mortgage and construction......     80,814      7,041    8.71       81,212      7,325   9.02       83,805       7,685   9.17
      Installment and credit card....     56,910      4,385    7.71       29,251      2,517   8.60       21,897       1,908   8.71
                                       ---------  ---------  ------    ---------  ---------  -----    ---------   ---------   ----
         Total gross loans(2)........    142,077     11,817    8.32      118,372     10,593   8.95      119,161      10,853   9.11
         Allowance for credit losses.      2,800                           3,668                          4,460
                                       ---------                       ---------                      ---------
        Total net loans..............    139,277     11,817    8.48      114,704     10,593   9.24      114,701      10,853   9.46
                                       ---------  ---------  ------    ---------  --------- ------    ---------   ---------   ----
        Total interest-earning assets    200,131     15,557    7.77      200,811     16,015   7.98      217,883      18,008   8.26
                                                  ---------  ------               --------- ------                ---------   ----
Cash and due from banks..............      7,288                           6,406                          7,125
Other assets.........................      9,890                          11,207                         11,170
                                       ---------                       ---------                      ---------
         Total assets................  $ 217,309                       $ 218,424                      $ 236,178
                                       =========                       =========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
  Savings and NOW....................  $  61,902  $   1,169    1.89%   $  61,752  $   1,448   2.34%   $  68,269   $   1,696   2.48%
  Money market.......................     19,581        527    2.69       19,575        546   2.79       22,116         622   2.81
  Other time deposits................     72,320      3,807    5.26       72,834      4,055   5.57       81,006       4,523   5.58
                                       ---------  ---------  ------    ---------  --------- ------    ---------   ---------   ----
    Total interest-bearing deposits..    153,803      5,503    3.58      154,161      6,049   3.92      171,391       6,841   3.99
Borrowed funds.......................      2,043        119    5.82          811         47   5.80        1,261          68   5.39
                                       ---------  ---------  ------    ---------  ---------  -----    ---------   ---------   ----
    Total interest-bearing liabilities   155,846      5,622    3.61      154,972      6,096   3.93      172,652       6,909   4.00
                                       ---------  ---------            ---------  ---------           ---------   ---------
Non-interest-bearing deposits........     44,270                          42,095                         43,543
Other liabilities....................      2,695                           3,014                          1,056
Stockholders' equity.................     14,498                          18,343                         18,927
                                       ---------                       ---------                      ---------
Total liabilities and equity.........  $ 217,309                       $ 218,424                      $ 236,178
                                       =========                       =========                      =========
Net interest income..................             $   9,935                       $   9,919                       $  11,099
                                                  =========                       =========                       =========
Net interest spread..................                          4.16%                         4.04 %                           4.26%
                                                             ======                        =======                            ====
Net interest margin..................                          4.96%                         4.94 %                           5.09%
                                                             ======                        =======                            ====

---------------------
1 Tax equivalent basis. The incremental tax rate applied was 38.62% for 1998 and
  37.42% for 1997.
2 Non-accrual loans included in average balance.

         PROVISION FOR CREDIT LOSSES. During the year ended December 31, 1999, the Company made a provision for credit losses of $300,000 compared to $(500,000) and $270,000 in provisions during the years ended December 31, 1998 and 1997, respectively. The level of the provision for 1999 reflects the loan growth during the year. The recapture of loss reserves during 1998 reflects improved asset quality and lower charge-off activity during 1998. At December 31, 1999, the allowance for loan losses equaled 276.97% of non-accrual and past due loans compared to 179.5% and 118.7% at December 31, 1998 and 1997, respectively. During the year ended December 31, 1999, the Company recorded net charge-offs of $219,429 compared to $798,336 and $1,191,196 in net charge-offs during the years ended December 31, 1998 and 1997. The higher provision during fiscal year 1997 reflect the amount determined by the Company to be necessary to maintain the allowance for credit losses to an adequate level after significant increases in loan charge-offs during that year.

         OTHER INCOME. Other income decreased $294,488 (9.43%) during the year ended December 31, 1999 compared to the prior year period. The decrease in other income was attributable primarily to net losses of $63,968 on sales of investment securities during 1999 as compared to net gains of $527,320 in 1998. This decline was partially offset by a non-recurring curtailment gain of $1,311,997 upon termination of the Bank's pension plan. The 1998 period had included a large nonrecurring gain of $1,126,077 upon the settlement of certain insurance matters. Other income increased $1,394,555 (81%) during the year ended December 31, 1998 compared to the year ended December 31, 1997. The bulk of the increase in other income during 1998 was attributable to $1,126,077 in proceeds from insurance settlements received during the year. Included in this figure was $1,125,000 received from the Bank's fidelity bond company in settlement of claims related to the activities of a former employee. Other income during 1998 also benefitted from a $256,000, or 95%, increase in gains on sales and calls of investment securities. In order to improve its interest rate sensitivity for fiscal 1998, the Bank sold $16.0 million in long-term, fixed-rate state, county and municipal securities and invested the proceeds in adjustable-rate, mortgage-backed securities issued by the Government National Mortgage Association ("GNMA").

         OTHER EXPENSES. Other expenses decreased by $1,954,790 or 16.60% for the year ended December 31, 1999 as compared to a net increase of $183,418 or 1.6% for the year ended December 31, 1998 over the year ended December 31, 1997. The decrease in other expenses was mainly due to the absence of any litigation charges during 1999. During 1998 the Company incurred $1,225,003 in litigation charges. Other noninterest expenses also decreased significantly from $4,112,919 in 1998 to $2,850,745 in 1999 due to a $1,448,519 or 66.95% reduction in professional fees, offset by increases in other expense items. Included in other expenses for 1998 were $1,225,003 in litigation charges, a $228,842, or 23%, increase over 1997. These charges related to the settlement of claims against the Bank in connection with payment of checks over fraudulent endorsements. Also included in other expenses for 1998 are $2,163,448 in professional service fees relating primarily to the litigation in which the Company was involved during the year.

         INCOME TAXES. During the year ended December 31, 1999, the Company recorded an income tax expense of $1,186,044 compared to tax expense of $806,247 during the year ended December 31, 1998 and a tax benefit of $315,284 during the year ended December 31, 1997. The increased tax level was due to the higher level of pre-tax income in 1999. Due primarily to its holdings of tax-exempt state, county and municipal securities, the Company recorded tax losses during the 1997 year. These net operating losses were applied to prior years' earnings resulting in tax benefits for the 1997 period. During 1998, however, the Company reduced its holdings of tax-exempt state, county and municipal securities and reinvested the proceeds in U.S. Government agency securities the income on which is not exempt from federal taxation. Accordingly, the Company had taxable income during 1998 and was required to provide for federal income taxes. The Company's income tax expense for 1998 also included $351,738 in disallowed claims for refunds of prior years' state taxes.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999, 1998 AND 1997

         The Company's total assets decreased to $213,439,456 at December 31, 1999 after declining to $217,571,063 at December 31, 1998 from $231,899,594 at
December 31, 1997. The decrease in assets during the year ended December 31, 1999 is a result primarily of a reduction in cash and cash equivalents along with a reduction from deposit balances. The reduction also reflects a reduction in the investment securities portfolio as the Company used cash flows from sales and maturities of investment securities to fund its indirect lending program.

         During 1999, the Company's loan portfolio grew to $151,106,560 at December 31, 1999 compared to $125,501,252 at December 31, 1998 and $111,545,262
at December 31, 1997. The growth in the loan portfolio was attributable almost entirely to the Bank's indirect automobile lending program which was introduced in January 1998 and grew to $50,967,000 at December 31, 1999. Construction and land development loans also increased from $2,382,657 at December 31, 1998 to $6,094,894 at December 31, 1999. The Bank's other loan portfolios held steady or declined during the year.

         The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $43,974,495 at December 31, 1999, a $21,511,332 or 32.85%
decrease from $65,485,827 at December 31, 1998. During the year ended December 31, 1999, investment securities totaling $32,524,280 either matured or were sold with the funds primarily reinvested in loans rather than additional investment securities. Proceeds were also used to fund, in part, net deposit outflows of $5,521,120. During fiscal year 1998, total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $65,485,827 at December 31, 1998, a $16,371,844 or 20.0%, decrease from $81,857,671 at December 31, 1997. The
Company used the proceeds from maturing and called securities to fund deposit outflows during the period.

         Deposits as of December 31, 1999 totaled $194,089,995, a decrease of $5,521,120 (2.77%) for the year. Demand deposits as of December 31, 1999 totaled $45,144,293, a $216,483 (0.48%) decrease from $45,360,776 at December 31, 1998.
NOW and Super NOW accounts as of December 31, 1999 declined by $2,037,973 or 9.89% to $18,562,778. Money market accounts decreased by $2,421,012 (12.08%) for the year to total $17,628,665 on December 31, 1999. Savings deposits increased by $150,833, or 0.37%. Time deposits over $100,000 totaled $6,345,179 on
December 31, 1999, an increase of $586,910 (10.19%) from December 31, 1998. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $65,292,304 on December 31, 1999, a $1,583,395 (2.37%) decrease from December 31, 1998.

         The Company experienced a $933,776, or 6.59% increase in total stockholders' equity for the year ended December 31, 1999. The increase in stockholders' equity was attributable to the retention of earnings from the period less cash dividends paid and additional share issuances pursuant to the employee stock purchase plan, the stockholder purchase plan and the dividend reinvestment plan, partially offset by an other comprehensive loss of $435,823 resulting from unrealized losses on securities classified as available for sale. The Company experienced a $4,795,917, or 25.3% decrease in total stockholders' equity for the year ended December 31, 1998. The decrease in stockholders' equity was attributable to the repurchase of 213,168 shares of common stock from First Mariner Bancorp for an aggregate purchase price of $5,580,764 in November 1998.

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

         The following table sets forth the Bank's interest-rate sensitivity at December 31, 1999.


                                                                             OVER 1
                                                          OVER 3 TO          THROUGH          OVER
                                       0-3 MONTHS         12 MONTHS          5 YEARS         5 YEARS            TOTAL
                                       ----------         ---------          -------         -------            -----
                                                                     (DOLLARS IN THOUSANDS)
Assets:
   Cash and due from banks..........  $          --    $           --    $         --    $           --   $      8,317
   Federal funds and overnight
      deposits......................            566                --              --                --            566
   Securities.......................          5,651            10,641          12,700            15,236         44,228
   Loans............................         13,470            11,035          63,328            64,587        154,028
   Fixed assets.....................             --                --              --                --          4,253
   Other assets.....................             --                --              --                --          2,047
                                      -------------    --------------    ------------     -------------   ------------
      Total assets..................  $      19,687    $       21,676    $     76,028     $      79,823   $    213,439
                                      =============    ==============    ============     =============   ============

Liabilities:
   Demand deposit accounts..........  $          --    $           --    $         --     $          --   $     45,144
   NOW accounts.....................         18,563                --              --                --         18,563
   Money market deposit accounts....         17,629                --              --                --         17,629
   Savings accounts.................         41,117                --              --                --         41,117
   IRA accounts.....................          4,727             5,769           8,173             1,291         19,960
   Certificates of deposit..........         14,479            19,685          17,002               511         51,677
   Other liabilities................             --                --              --                --          4,247
      Stockholders' equity..........             --                --              --                --         15,102
                                      -------------    --------------    ------------     -------------   ------------
      Total liabilities and
        stockholders' equity........  $      96,515    $       25,454    $     25,175     $       1,802   $    213,439
                                      =============    ==============    ============     =============   ============

GAP.................................  $     (76,828)   $       (3,778)   $     50,853     $      78,021
Cumulative GAP......................        (76,828)          (80,606)        (29,753)           48,268
Cumulative GAP as a % of
  total assets......................          (36.0)%           (37.8)%        (13.9)%             22.6%



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

         The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered the primary source of funds supporting the Bank's lending and investment activities. The Bank also uses borrowings from the FHLB of Atlanta to supplement deposits. FHLB advances may only be used for residential and small business lending.

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

         Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 1999, totaled $8,883,322, a decrease of $7,135,994 (44.55%) from the December 31, 1998 total of $16,019,316. Most of this decrease was in interest bearing deposits at other financial institutions which totaled $10,245 at December 31, 1999 compared to $4,958,337 at the end of 1998.

         As of December 31, 1999, the Bank was permitted to draw on a $25,560,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans and its portfolio of U.S. Government and Agency Securities. As of December 31, 1999, $2.0 million was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn.

         Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 1999, the Company was in compliance with these requirements with a leverage ratio of 6.8%, a Tier 1 risk-based capital ratio of 9.5% and total risk-based capital ratio of 10.8%. At December 31, 1999, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Company's assets and liabilities are monetary in mature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
          Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The Company's Consolidated Financial Statements appear in this Annual Report on Form 10-K beginning on the page immediately following Item 14 hereof.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") which will be filed with the Commission on or before April 29, 2000 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
         The information contained under the sections captioned "Director Compensation" and "Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

         (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
              ----------------------------------------------

         (1) Financial Statements. The following is a list of the consolidated financial statements which are being filed as part of this Annual Report on Form 10-K.


                                                                                       Page
                                                                                      ------
         Independent Auditors' Report                                                  F-1
         Consolidated Balance Sheets as of December 31, 1999, 1998 and 1997            F-2
         Consolidated Statements of Income for the Years Ended December 31,
            1999, 1998 and 1997                                                        F-3
         Consolidated Statements of Comprehensive Income for the
            Years Ended December 31, 1999, 1998 and 1997                               F-4



                                                                                       Page
                                                                                      ------
         Consolidated Statements of Changes in Stockholders' Equity for the
           Years Ended December 31, 1999, 1998 and 1997                                F-5
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           1999, 1998 and 1997                                                         F-6
         Notes to Consolidated Financial Statements                                    F-8


         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

  NO.             DESCRIPTION
  ---             -----------
  3.1         Articles of Incorporation *
  3.2         By-Laws **
  3.3         Articles Supplementary, dated November 16, 1999 ***
  4.1         Rights Agreement, dated as of February 13, 1998, between Glen
              Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as
              amended and restated as of December 27, 1999 *
  10.1 +      Glen Burnie Bancorp Director Stock Purchase Plan ****
  10.2        The Bank of Glen Burnie Employee Stock Purchase Plan *****
  10.3 +      Change-in-Control Severance Plan ******
  10.4 +      The Bank of Glen Burnie Executive and Director Deferred
                Compensation Plan
  21          Subsidiaries of the registrant *******
  23          Consent of Trice Geary & Myers LLC
  27          Financial Data Schedule
  ---------------

+ Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

* Incorporated herein by reference to Amendment No. 1 to the Registrant's Form 8-A filed December 27, 1999.

** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998.

*** Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed December 8, 1999.

**** Incorporated herein by reference to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 33-62280).

***** Incorporated herein by reference to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (Commission File No. 333-46943).

****** Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997.

******* Incorporated herein by reference from the similarly numbered exhibit to Registrant's Registration Statement on Form S-1 (Commission File No. 333-37073).


         (B) REPORTS ON FORM 8-K. On December 8, 1999, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company had elected to become subject to Sections 3-804 and 3-805 of Subtitle 8 of Title 3 of the Maryland General Corporation Law ("MGCL").

         On December 10, 1999, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Board of Directors of the Company had approved a First Amendment, dated December 9, 1999 (the "First Amendment") to its Rights Agreement dated as of February 13, 1998 by and between the Company and The Bank of Glen Burnie, as Rights Agent (the "Rights Agreement"). The purpose of the First Amendment was to exempt from the definition of Acquiring Person any person who inadvertently acquires the beneficial ownership of 10% or more of the outstanding Common Stock (but not more than 10 1/4%) and divests sufficient shares such that he or she is no longer the beneficial owner of 10% or more of the outstanding Common Stock within five business days after being requested to do so by the Company.

         On December 27, 1999, the Company filed a Current Report on Form 8-K reporting under Item 5 that the Company had amended its Articles of Incorporation to reduce the par value of its common stock from $10 per share to $1 per share and to increase its authorized shares of common stock from 5,000,0000 to 15,000,000 and also amended the Stockholders Rights Plan to reflect the change in par value, to eliminate certain unnecessary exemptions from the definition of Acquiring Person and to make certain other changes.

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

                     [LETTERHEAD OF TRICE GEARY & MYERS LLC]

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 1999, 1998, and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Trice Geary & Myers LLC
---------------------------
Salisbury, Maryland
February 9, 2000, except for Note 21
as to which the date is February 15, 2000

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

December 31,                                                                1999                  1998                   1997

------------------------------------------------------------------------------------------------------------------------------------

                                                                    ASSETS

Cash and due from banks                                                       $   8,317,450        $   8,197,344       $   8,127,732
Interest bearing deposits in other financial institutions                            10,245            4,958,337           1,558,879
Federal funds sold                                                                  555,627            2,863,635          18,850,000
                                                                              -------------        -------------       -------------
   Cash and cash equivalents                                                      8,883,322           16,019,316          28,536,611
Investment securities available for sale, at fair value                          15,317,253           32,924,539          40,678,867
Investment securities held to maturity (fair value
   1999 $27,041,751; 1998 $32,539,731; 1997 $41,566,019)                         28,657,242           32,561,288          41,178,804
Ground rents, at cost                                                               254,025              257,025             262,525
Loans, less allowance for credit losses
   1999 $2,921,631; 1998 $2,841,060; 1997 $4,139,396                            151,106,560          125,501,252         111,545,262
Premises and equipment, at cost, less
   accumulated depreciation                                                       4,253,324            4,420,382           4,319,423
Accrued interest receivable                                                       1,279,067            1,401,660           1,556,971
Prepaid income taxes                                                                   -                    -                636,318
Deferred income tax benefits                                                         49,137              892,912           1,385,395
Other real estate owned                                                             558,827            1,099,326             748,231
Other assets                                                                      3,080,699            2,493,363           1,051,187
                                                                              -------------        -------------       -------------

         TOTAL ASSETS                                                         $ 213,439,456        $ 217,571,063       $ 231,899,594
                                                                              =============        =============       =============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
   Noninterest-bearing demand                                                 $  45,144,293        $  45,360,776       $  47,651,375
   Interest-bearing                                                             148,945,702          154,250,339         159,458,897
                                                                              -------------        -------------       -------------
         Total deposits                                                         194,089,995          199,611,115         207,110,272
Short-term borrowings                                                             2,464,936            1,143,904             889,398
Dividends payable                                                                   136,666              123,039              81,146
Accrued interest payable on deposits                                                152,555              160,597             177,922
Other liabilities                                                                 1,492,855            2,363,735           4,676,266
                                                                              -------------        -------------       -------------
         TOTAL LIABILITIEs                                                      198,337,007          203,402,390         212,935,004
                                                                              -------------        -------------       -------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares;
   issued and outstanding 1999 1,093,496 shares;
   1998 894,938; 1997 1,092,768 shares                                            1,093,496              894,938           1,092,768
Surplus                                                                          10,149,247            9,788,889          14,770,821
Retained earnings                                                                 4,013,171            3,202,488           2,876,069
Accumulated other comprehensive income (loss)                                      (153,465)             282,358             224,932
                                                                              -------------        -------------       -------------
         TOTAL STOCKHOLDERS' EQUITY                                              15,102,449           14,168,673          18,964,590
                                                                              -------------        -------------       -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 213,439,456        $ 217,571,063       $ 231,899,594
                                                                              =============        =============       =============


         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                   1999                   1998                  1997

-----------------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME ON:
   Loans, including fees                                                   $ 11,816,570          $ 10,590,864          $ 10,845,819
   U.S. Treasury securities                                                     279,412               461,808               662,237
   U.S. Government agency securities                                          3,254,811             4,024,712             4,551,441
   State and municipal securities                                                   -                 202,052               978,892
   Federal funds sold                                                           115,613               261,880               301,614
   Other                                                                         81,971               347,525               136,534
                                                                           ------------          ------------          ------------
         Total interest income                                               15,548,377            15,888,841            17,476,537
                                                                           ------------          ------------          ------------

INTEREST EXPENSE ON:
   Deposits                                                                   5,503,628             6,048,828             6,840,952
   Short-term borrowings                                                        119,546                46,463                68,374
                                                                           ------------          ------------          ------------
         Total interest expense                                               5,623,174             6,095,291             6,909,326
                                                                           ------------          ------------          ------------

         NET INTEREST INCOME                                                  9,925,203             9,793,550            10,567,211

PROVISION FOR CREDIT LOSSES                                                     300,000              (500,000)              270,000
                                                                           ------------          ------------          ------------

         NET INTEREST INCOME AFTER
           PROVISION FOR CREDIT LOSSES                                        9,625,203            10,293,550            10,297,211
                                                                           ------------          ------------          ------------

OTHER INCOME:
   Service charges on deposit accounts                                          891,913               908,733               945,613
   Other fees and commissions                                                   687,939               560,239               511,292
   (Losses) gains on investment securities                                      (63,968)              527,320               270,909
   Curtailment gain on pension plan termination                               1,311,997                   -                     -
   Proceeds from insurance settlements                                              -               1,126,077                   -
                                                                           ------------          ------------          ------------
         Total other income                                                   2,827,881             3,122,369             1,727,814
                                                                           ------------          ------------          ------------

OTHER EXPENSES:
   Salaries and wages                                                         3,925,075             3,742,152             3,712,206
   Employee benefits                                                          1,596,044             1,309,591             1,547,888
   Occupancy                                                                    573,052               502,216               482,160
   Furniture and equipment                                                      876,774               884,599               781,664
   Litigation charges                                                               -               1,225,003               996,161
   Other expenses                                                             2,850,745             4,112,919             4,072,983
                                                                           ------------          ------------          ------------
         Total other expenses                                                 9,821,690            11,776,480            11,593,062
                                                                           ------------          ------------          ------------

INCOME BEFORE INCOME TAXES                                                    2,631,394             1,639,439               431,963

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFITS)                               1,186,044               806,247              (315,284)
                                                                           ------------          ------------          ------------

NET INCOME                                                                 $  1,445,350          $    833,192          $    747,247
                                                                           ============          ============          ============

BASIC AND DILUTED EARNINGS PER SHARE OF COMMON STOCK                       $       1.15          $       0.66          $       0.59
                                                                           ============          ============          ============


         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                               1999              1998              1997

-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                          $ 1,445,350       $   833,192       $   747,247
                                                                                    -----------       -----------       -----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   Reclassification relating to adoption
       of SFAS No. 133 at October 1, 1998                                                   -             270,038               -
   Unrealized holding gains (losses) arising during the
       period (net of deferred taxes (benefits) 1999 ($296,905);
       1998 ($6,043); 1997 $64,325)                                                    (472,279)           (9,644)          102,320
   Reclassification adjustment for (gains) losses included in net income (net of deferred taxes (benefits) 1999 ($22,919);
       1998 $127,598; 1997 $89,391)                                                      36,456          (202,968)         (142,193)
                                                                                    -----------       -----------       -----------
       Total other comprehensive income (loss)                                         (435,823)           57,426           (39,873)
                                                                                    -----------       -----------       -----------

COMPREHENSIVE INCOME                                                                $ 1,009,527       $   890,618       $   707,374
                                                                                    ===========       ===========       ===========


         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                                        Accumulated
                                                                                                            Other         Total
                                              Common Stock                               Retained       Comprehensive  Stockholders'
                                          Shares         Par Value        Surplus        Earnings       Income (Loss)     Equity
                                       ------------    ------------    ------------    ------------    --------------  -------------
Balances, December 31, 1996                 883,858    $    883,858    $ 14,147,630    $  3,290,077    $    264,805    $ 18,586,370

Net income                                      -               -               -           747,247             -           747,247
Shares issued with stock dividends           26,782          26,782         623,191        (649,973)            -               -
Stock split effected in form of 20%
   stock dividend                           182,128         182,128             -          (182,128)            -               -
Cash dividends, $.25 per share                  -               -               -          (329,154)            -          (329,154)
Other comprehensive loss, net of tax            -               -               -               -           (39,873)        (39,873)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balances, December 31, 1997               1,092,768       1,092,768      14,770,821       2,876,069         224,932      18,964,590

Net income                                      -               -               -           833,192             -           833,192
Shares issued under employee
   stock purchase plan                          935             935          18,934             -               -            19,869
Shares issued under stockholder
   stock purchase plan                        7,388           7,388         185,623             -               -           193,011
Shares repurchased and retired             (213,168)       (213,168)     (5,367,596)            -               -        (5,580,764)
Cash dividends, $.42 per share                  -               -               -          (506,773)            -          (506,773)
Dividends reinvested under dividend
   reinvestment plan                          7,015           7,015         159,500             -               -           166,515
Vested stock options                            -               -            21,607             -               -            21,607
Other comprehensive income, net
   of tax                                       -               -               -               -            57,426          57,426
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balances, December 31, 1998                 894,938         894,938       9,788,889       3,202,488         282,358      14,168,673
                                       ------------    ------------    ------------    ------------    ------------    ------------

Net income                                      -               -               -         1,445,350             -         1,445,350
Shares issued under employee
   stock purchase plan                        2,015           2,015          39,351             -               -            41,366
Shares issued under stockholder
   stock purchase plan                        9,470           9,470         219,730             -               -           229,200
Shares repurchased and retired                   (8)             (8)           (130)            -               -              (138)
Cash dividends, $.42 per share                  -               -               -          (452,418)            -          (452,418)
Dividends reinvested under dividend
   reinvestment plan                          4,832           4,832         101,317             -               -           106,149
Stock split effected in form of 20%
   stock dividend                           182,249         182,249             -          (182,249)            -               -
Expired stock options                           -               -           (14,201)            -               -           (14,201)
Vested stock options                            -               -            14,291             -               -            14,291
Other comprehensive loss, net
   of tax                                       -               -               -               -          (435,823)       (435,823)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balances, December 31, 1999               1,093,496    $  1,093,496    $ 10,149,247    $  4,013,171    $   (153,465)   $ 15,102,449
                                       ============    ============    ============    ============    ============    ============


         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                              1999              1998                1997

------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $  1,445,350       $    833,192       $    747,247
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation, amortization, and accretion                                      831,034            953,579            664,428
       Compensation expense from vested stock options, net                                 90             21,607                -
       Provision for credit losses                                                    300,000           (500,000)           270,000
       Losses on real estate owned                                                        -                6,000             64,214
       Deferred income taxes                                                        1,117,994            456,350             20,659
       (Gains) losses on disposals of assets, net                                      43,273           (478,839)          (241,183)
       Changes in assets and liabilities:
         Decrease in accrued interest receivable                                      122,593            155,311            380,957
         (Increase) decrease in prepaid income taxes and
           other assets                                                              (741,174)          (732,269)           251,382
         Decrease in accrued interest payable                                          (8,042)           (17,325)           (37,055)
         Increase (decrease) in other liabilities                                    (870,880)         1,209,969         (1,031,483)
                                                                                 ------------       ------------       ------------

           Net cash provided by operating activities                                2,240,238          1,907,575          1,089,166
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of held to maturity mortgage-backed securities                        2,490,926            674,870                -
   Maturities of other held to maturity investment securities                       7,754,438         20,485,350         23,405,000
   Maturities of available for sale mortgage-backed securities                      5,018,593          6,749,884          1,780,092
   Maturities of other available for sale investment securities                     1,991,087          1,525,000          7,785,900
   Sales of debt securities                                                        14,985,136         25,899,152         19,095,130
   Purchases of held to maturity investment securities                             (6,357,408)       (27,992,219)       (16,314,976)
   Purchases of held to maturity mortgage-backed securities                               -           (9,521,417)               -
   Purchases of available for sale mortgage-backed securities                             -                  -          (16,126,491)
   Purchases of other available for sale investment securities                     (5,498,437)        (4,527,891)        (1,188,100)
   Redemption of FHLB stock                                                           284,100                -                  -
   (Increase) decrease in loans, net                                              (25,729,005)       (13,453,506)        17,457,529
   Purchases of loans from other financial institutions                                   -                  -           (4,779,164)
   Proceeds from sales of other real estate                                           402,693                -              420,577
   Purchases of other real estate                                                     (59,523)          (359,579)          (451,950)
   Proceeds from sales of premises and equipment                                       42,920                -                  -
   Purchases of premises and equipment                                               (439,450)          (993,614)          (727,320)
                                                                                 ------------       ------------       ------------

          Net cash provided (used) by investing activities                         (5,113,930)        (1,513,970)        30,356,227
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in noninterest-bearing deposits, NOW
       accounts, money market accounts, and savings accounts, net                  (4,524,635)        (4,194,857)       (15,436,924)
   Decrease in time deposits, net                                                    (996,485)        (3,304,300)       (10,198,779)
   Increase in short-term borrowings                                                1,321,032            254,506            341,461
   Cash dividends paid                                                               (438,791)          (464,880)          (292,201)
   Common stock dividends reinvested                                                  106,149            166,515                -
   Repurchase and retirement of common stock                                             (138)        (5,580,764)               -
   Issuance of common stock                                                           270,566            212,880                -
                                                                                 ------------       ------------       ------------

          Net cash used by financing activities                                    (4,262,302)       (12,910,900)       (25,586,443)
                                                                                 ------------       ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (7,135,994)       (12,517,295)         5,858,950

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       16,019,316         28,536,611         22,677,661
                                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $  8,883,322       $ 16,019,316       $ 28,536,611
                                                                                 ============       ============       ============

         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

------------------------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                     1999                  1998                  1997

------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY CASH FLOW INFORMATION:
   Interest paid                                                      $       5,631,216     $       6,112,616     $       6,946,381
   Income taxes refunded                                                           -                     -                 (755,597)
   Total increase (decrease) in unrealized appreciation
      (depreciation) on securities available for sale                          (710,042)               93,559               (64,961)


         The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Bank of Glen Burnie (the "Bank") provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland, and is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain Federal and State of Maryland (the "State") agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to generally accepted accounting principles and to general practices within the banking industry.

         Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

         Principles of Consolidation:

         The consolidated financial statements include the accounts of Glen Burnie Bancorp (the "Company") and its subsidiaries, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate. Intercompany balances and transactions have been eliminated. The Parent Only financial statements (see Note 19) of the Company account for the subsidiaries using the equity method of accounting.

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

         Federal Home Loan Bank ("FHLB") stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Statement of Financial Accounting Statements ("SFAS") No 115, Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or another member institution.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Other Real Estate Owned ("OREO"):

         OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other expenses. Loans converted to OREO through foreclosure proceedings totaled $59,523, $359,579, and $610,557 for the years ended December 31, 1999, 1998, and 1997, respectively. Sales of OREO that were financed by the Bank totaled $178,787 for 1997. No sales of OREO were financed by the Bank for 1999 or 1998.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Intangible Assets:

         Cost incurred related to goodwill represents the excess of the cost of a branch acquired over the fair value of the net assets at date of acquisition. Goodwill of $544,652 is being amortized on the straight-line method over 10 years. Accumulated amortization was $231,477, $177,012, and $122,547 at December 31, 1999, 1998, and 1997,
         respectively. Amortization expense totaled $54,465 for the years ended December 1999, 1998, and 1997.

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

         Temporary differences which give rise to deferred tax assets relate principally to the allowance for credit losses, unearned income on loans, other real estate owned, accrued compensation and pension benefits, unused expense deductions, operating losses, and tax credit carryovers.

         Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, accretion of discount on investment securities, and prepaid pension expense.

         Credit Risk:

         The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank had deposits and Federal funds sold of approximately $3,048,000 with one financial institution as of December 31, 1999.

         Cash and Cash Equivalents:

         The Bank has included cash and due from banks, interest bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

         Earnings per share:

         Basic earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

         Financial Statement Presentation:

         Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $2,477,000, $2,094,000 and $2,464,000 during the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 3.  INVESTMENT SECURITIES

         Investment securities are summarized as follows:


                                                                  Gross        Gross
                                                 Amortized     Unrealized    Unrealized      Fair
December 31, 1999                                  Cost           Gains        Losses        Value
-----------------                              -------------  -----------   -----------   -----------

 Available for sale:
  U.S. Treasury                                 $   991,895   $       -     $     9,378   $   982,517
  U.S. Government agency                          5,491,665           -         209,145     5,282,520
  Mortgage-backed                                 8,431,417        24,870        56,371     8,399,916
                                                -----------   -----------   -----------   -----------
                                                 14,914,977        24,870       274,894    14,664,953
  Federal Home Loan Bank stock                      652,300           -             -         652,300
                                                -----------   -----------   -----------   -----------
                                                $15,567,277   $    24,870   $   274,894   $15,317,253
                                                ===========   ===========   ===========   ===========


Held to maturity:
  U.S. Treasury                                 $ 1,747,488   $     4,241   $     5,081   $ 1,746,648
  U.S. Government agency                         16,851,527           -       1,139,994    15,711,533
  Mortgage-backed                                10,058,227           -         474,657     9,583,570
                                                -----------   -----------   -----------   -----------
                                                $28,657,242   $     4,241   $ 1,619,732   $27,041,751
                                                ===========   ===========   ===========   ===========

                                                                 Gross          Gross
                                                  Amortized    Unrealized     Unrealized       Fair
December 31, 1998                                   Cost         Gains          Losses         Value
-----------------                               -----------   -----------    -----------    -----------

 Available for sale:
  U.S. Treasury                                 $ 2,584,565   $   129,844    $        -     $ 2,714,409
  U.S. Government agency                         16,430,674       249,927           8,340    16,672,261
  Mortgage-backed                                12,512,882        90,225           1,638    12,601,469
                                                -----------   -----------     -----------   -----------
                                                 31,528,121       469,996           9,978    31,988,139
  Federal Home Loan Bank stock                      936,400           -               -         936,400
                                                -----------   -----------     -----------   -----------
                                                $32,464,521   $   469,996     $     9,978   $32,924,539
                                                ===========   ===========     ===========   ===========


Held to maturity:
  U.S. Treasury                                 $ 2,497,627   $    54,164    $        -     $ 2,551,791
  U.S. Government agency                         15,486,672        41,176          92,043    15,435,805
  Mortgage-backed                                14,576,989        19,248          44,102    14,552,135
                                                -----------   -----------     -----------   -----------
                                                $32,561,288   $   114,588     $   136,145   $32,539,731
                                                ===========   ===========     ===========    ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   Gross         Gross
                                  Amortized      Unrealized    Unrealized      Fair
December 31, 1997                    Cost          Gains         Losses        Value
-----------------                -----------   -----------   -----------   -----------

 Available for sale:
  U.S. Treasury                  $ 4,081,080   $    58,197   $     1,183   $ 4,138,094
  U.S. Government agency          12,141,760        66,145        42,385    12,165,520
  State and municipal              6,959,106       311,471         2,251     7,268,326
  Mortgage-backed                 16,194,063        26,140        49,676    16,170,527
                                 -----------   -----------   -----------   -----------
                                  39,376,009       461,953        95,495    39,742,467
  Federal Home Loan Bank stock       936,400           -             -         936,400
                                 -----------   -----------   -----------   -----------
                                 $40,312,409   $   461,953   $    95,495   $40,678,867
                                 ===========   ===========   ===========   ===========


Held to maturity:
  U.S. Treasury                  $ 4,986,658   $    69,633   $     3,651   $ 5,052,640
  U.S. Government agency          35,077,853       277,037        24,452    35,330,438
  State and municipal              1,114,293        68,648           -       1,182,941
                                 -----------   -----------   -----------   -----------
                                 $41,178,804   $   415,318   $    28,103   $41,566,019
                                 ===========   ===========   ===========   ===========

         Effective October 1, 1998, the Bank adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides for a special opportunity to reclassify held to maturity securities to available for sale. In connection therewith, the Bank reclassified held to maturity securities with amortized cost approximating $20,300,000 as available for sale, resulting in an increase in accumulated other comprehensive income of approximately $270,000, net of deferred taxes of approximately $170,000.

         Contractual maturities of investment securities at December 31, 1999, 1998, and 1997 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.



                                            Available for Sale           Held to Maturity
                                         Amortized       Fair        Amortized        Fair
December 31, 1999                          Cost          Value          Cost          Value
-----------------                      -----------    -----------   -----------    -----------

  Due within one year                  $         -    $         -   $   500,047    $   500,134
  Due over one to five years             5,483,560      5,310,974     3,653,770      3,577,422
  Due over five to ten years             1,000,000        954,063     6,990,185      6,635,625
  Due over ten years                             -              -     7,455,013      6,745,000
  Mortgage-backed, due in monthly
    installments                         8,431,417      8,399,916    10,058,227      9,583,570
                                       -----------    -----------   -----------    -----------
                                       $14,914,977    $14,664,953   $28,657,242    $27,041,751
                                       ===========    ===========   ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               Available for Sale                 Held to Maturity
                                             Amortized          Fair          Amortized          Fair
December 31, 1998                              Cost             Value           Cost             Value
-----------------                          -------------    -------------   -------------   --------------

  Due within one year                      $   1,499,909    $   1,509,844   $   1,250,357   $    1,259,844
  Due over one to five years                  13,445,861       13,690,797       1,247,271        1,291,953
  Due over five to ten years                   4,069,469        4,186,029       7,489,009        7,517,969
  Due over ten years                                   -                -       7,997,662        7,917,830
  Mortgage-backed, due in monthly
    installments                              12,512,882       12,601,469      14,576,989       14,552,135
                                           -------------    -------------   -------------   --------------
                                           $  31,528,121    $  31,988,139   $  32,561,288   $   32,539,731
                                           =============    =============   =============   ==============


                                                 Available for Sale                Held to Maturity
                                             Amortized          Fair          Amortized          Fair
December 31, 1997                              Cost             Value           Cost             Value
-----------------                          -------------    -------------   -------------    -------------

  Due within one year                      $   1,615,229    $   1,617,252   $   1,000,000   $      999,060
  Due over one to five years                   9,164,702        9,335,742      18,176,856       18,333,563
  Due over five to ten years                   6,735,960        6,946,219      15,888,529       16,046,560
  Due over ten years                           5,666,055        5,672,727       6,113,419        6,186,836
  Mortgage-backed, due in monthly
    installments                              16,194,063       16,170,527               -                -
                                           -------------    -------------   -------------    -------------
                                           $  39,376,009    $  39,742,467   $  41,178,804    $  41,566,019
                                           =============    =============   =============    =============

         Proceeds from sales of securities prior to maturity were $14,985,138, $25,889,152 and $19,095,130 for the years ended December 31, 1999,
         1998, and 1997, respectively. Gains of $59,647 and losses of $123,614 were realized on those sales for 1999. Gains of $418,519 and losses of $5,011 were realized on those sales for 1998. Gains of $251,535 and losses of $26,840 were realized on those sales for 1997. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax benefit (expense) relating to net gains/losses on sales of investment securities was $24,704, ($159,697), and ($86,732) for the years ended December 31, 1999, 1998, and 1997, respectively.

         Securities with amortized costs of approximately $1,742,000, $2,994,000, and $2,997,000 were pledged as collateral for short-term borrowings and financial instruments with off-balance sheet risk at December 31, 1999, 1998, and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LOANS

         Major categories of loans are as follows:


                                                1999          1998            1997
                                            ------------   ------------   ------------
Mortgage:
  Residential                               $ 34,098,848   $ 33,931,494   $ 38,048,174
  Commercial                                  42,342,103     43,915,342     43,275,731
  Construction and land development            6,094,894      2,382,657      4,888,634
Lease financing                                  341,277      1,059,382      3,285,439
Demand and time                                3,359,785      4,654,006      6,678,218
Installment                                   68,518,095     43,147,377     20,259,198
                                            ------------   ------------   ------------
                                             154,755,002    129,090,258    116,435,394
Unearned income on loans                        (726,811)      (747,946)      (750,736)
                                            ------------   ------------   ------------
                                             154,028,191    128,342,312    115,684,658
Allowance for credit losses                   (2,921,631)    (2,841,060)    (4,139,396)
                                            ------------   ------------   ------------
                                            $151,106,560   $125,501,252   $111,545,262
                                            ============   ============   ============


         During 1998 the Bank instituted an automotive indirect lending program, where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank's installment loan portfolio included approximately $50,967,000 and $24,630,000 of such loans at December 31, 1999 and 1998, respectively.

         The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

         Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 1999, 1998, and 1997, the amounts of such loans outstanding were $1,417,716, $1,495,082, and $1,270,382, respectively. During 1999, loan additions and repayments were $55,695 and $133,061, respectively.

         The allowance for credit losses is as follows:


                                         1999          1998         1997
                                     -----------   -----------   -----------

Balance, beginning of year           $2,841,060    $ 4,139,396   $ 5,060,592
Provision for credit losses             300,000       (500,000)      270,000
Recoveries                              454,277        296,617       426,604
Loans charged off                      (673,706)    (1,094,953)   (1,617,800)
                                     ----------    -----------   -----------

Balance, end of year                 $2,921,631    $ 2,841,060   $ 4,139,396
                                     ==========    ===========   ===========

         Loans on which the accrual of interest has been discontinued amounted to $1,011,826, $1,724,782, and $3,481,434 at December 31, 1999, 1998,
         and 1997, respectively. Interest that would have been accrued under the terms of these loans was $168,644, $269,112, and $307,950 for the years ended December 31, 1999, 1998, and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Information regarding loans classified by the Bank as impaired are summarized as follows:


                                                       1999        1998         1997
                                                   ----------   ----------   ----------
Loans classified as impaired                       $1,043,944   $2,528,851   $3,718,021
Allowance for credit losses on impaired loans         217,907      423,571      718,787
Average balance of impaired loans                   1,842,757    2,417,615    5,251,152

         Following is a summary of cash receipts on impaired loans and how they were applied:


Cash receipts applied to reduce principal balance  $   83,828   $   62,811   $  107,155
Cash receipts recognized as interest income               -          7,313       97,948
                                                   ----------   ----------   ----------
         Total cash receipts                       $   83,828   $   70,124   $  205,103
                                                   ==========   ==========   ==========

         At December 31, 1999, the total recorded investment in troubled debt restructurings amounted to $243,137. The average recorded investment in troubled debt restructurings amounted to $252,477 for the year ended December 31, 1999. The allowance for credit losses relating to troubled debt restructurings was $73,635 at December 31, 1999. Interest income on troubled debt restructurings of $17,660 was recognized for cash payments received in 1999. All investments in troubled debt were performing under the terms of the modified agreements.

         At December 31, 1998, the total recorded investment in troubled debt restructurings amounted to $136,874. The average recorded investment in troubled debt restructurings amounted to $134,625 for the year ended December 31, 1998. The allowance for credit losses relating to troubled debt restructurings was $70,000 at December 31, 1998. Interest income on troubled debt restructurings of $10,670 was recognized for cash payments received in 1998. All investments in troubled debt were performing under the terms of the modified agreements, with the exception of one loan classified as impaired in the amount of $156,947 as of December 31, 1998.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  PREMISES AND EQUIPMENT

         A summary of premises and equipment is as follows:


                                          Useful
                                           lives                1999             1998            1997
                                         ---------          -------------   --------------   -------------
Land                                                        $     591,377   $      509,803   $     509,803
Buildings                               5-50 years              4,004,737        3,900,421       3,710,425
Equipment and fixtures                  5-30 years              4,385,699        4,125,205       3,865,902
Construction in progress                                           10,333           21,675         102,879
                                                            -------------   --------------   -------------
                                                                8,992,146        8,584,104       8,189,009
Accumulated depreciation                                       (4,738,822)      (4,163,722)     (3,869,586)
                                                            -------------   --------------   -------------
                                                            $   4,253,324   $    4,420,382   $   4,319,423
                                                            =============   ==============   =============

         Depreciation expense was $575,100, $596,716, and $532,637 for the years ended December 31, 1999, 1998, and 1997, respectively. Amortization of software and intangible assets was $187,046, $179,369, and $123,676 for the years ended December 31, 1999, 1998, and 1997, respectively.

         The Bank leases its South Crain Highway, Ferndale Shopping Center and Severna Park branches. Minimum lease obligations under the South Crain Highway branch is $71,800 per year through September 2004, adjusted annually by the CPI. Minimum lease obligations under the Ferndale Shopping Center branch is $30,000 per year through May 2003. Minimum lease obligations under the Severna Park branch is $36,650 per year through May 2003, adjusted annually by the CPI. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Total rent expense was $85,980, $53,591, and $32,153 for the years ended December 31, 1999, 1998, and 1997, respectively.

         During 1999, GBB Properties, Inc. purchased land for $82,774 to be used for the future development of a branch site.


NOTE 6.  SHORT-TERM BORROWINGS

         Short-term borrowings are as follows:

                                              1999          1998        1997
                                          -----------   -----------   ---------
Notes payable - U.S. Treasury             $   464,936   $   143,904   $ 889,398
FHLB advances                               2,000,000     1,000,000        -
                                          -----------   -----------   ---------
                                          $ 2,464,936   $ 1,143,904   $ 889,398
                                          ===========   ===========   =========

         The Bank owned 6,523 shares of common stock of the FHLB at December 31, 1999. The Bank is required to maintain an investment of .3% of total assets, adjusted annually. This investment was a condition for obtaining a variable rate credit facility with the FHLB. The credit available under this facility is determined at 12% of the Bank's total assets, adjusted quarterly based on call reports, or approximately $25,560,000 at December 31, 1999. At December 31, 1999 and 1998, the
         Bank had outstanding advances of $2,000,000 and $1,000,000, bearing interest at 4.55% and 5.15%, respectively, and maturing within the next year. There were no borrowings outstanding under this credit arrangement at December 31, 1997. The credit facility is secured by a floating lien on the Bank's residential mortgage loan portfolio and by investment securities with amortized cost of approximately $750,000 and $1,000,000 at December 31, 1999 and 1998, respectively. Average borrowings were approximately $1,506,000 and $256,000 during 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Notes payable to the U.S. Treasury are Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. The note payable is secured by investment securities with an amortized cost of approximately $995,000 and $1,494,000 at December 31, 1999 and 1998,
         respectively.

         The Bank also has available $5,000,000 in short-term credit facility, secured by Federal funds sold, from another bank for short term liquidity needs, if necessary. There were no borrowings outstanding under this credit arrangement at December 31, 1999, 1998, and 1997.


NOTE 7. DEPOSITS

         Major classifications of interest-bearing deposits are as follows:


                                                               1999             1998             1997
                                                          --------------   --------------   ---------------

NOW and SuperNOW                                          $   18,562,778   $   20,600,751   $    20,581,703
Money Market                                                  17,628,665       20,049,677        19,876,925
Savings                                                       41,116,776       40,965,943        43,062,001
Certificates of Deposit, $100,000 or more                      6,345,179        5,758,269         5,260,809
Other time deposits                                           65,292,304       66,875,699        70,677,459
                                                          --------------   --------------    --------------
                                                          $  148,945,702   $  154,250,339   $   159,458,897
                                                          ==============   ==============    ==============

         Interest expense on deposits is as follows:


                                                               1999             1998              1997
                                                          --------------   --------------    --------------

NOW and SuperNOW                                          $      230,708   $      377,632    $      462,395
Money Market                                                     527,466          546,382           622,464
Savings                                                          938,117        1,069,853         1,233,294
Certificates of Deposit, $100,000 or more                        435,885          443,489           466,360
Other time deposits                                            3,371,452        3,611,472         4,056,439
                                                          --------------   --------------    --------------
                                                          $    5,503,628   $    6,048,828    $    6,840,952
                                                          ==============   ==============    ==============

         At December 31, 1999, the scheduled maturities of time deposits are approximately as follows:


                                                       1999
                                                --------------
            2000                                $   43,897,000
            2001                                    17,794,000
            2002                                     4,661,000
            2003                                     1,786,000
            2004 and thereafter                      3,499,000
                                                --------------
                                                $   71,637,000
                                                ==============

         Deposit balances of executive officers and directors and their affiliated interests totaled approximately $369,000, $356,000, and $485,000 at December 31, 1999, 1998, and 1997, respectively.

         The Bank had no brokered deposits at December 31, 1999, 1998, and 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  INCOME TAXES

         The components of income tax expense (benefits) for the years ended December 31, 1999, 1998, and 1997 are as follows:


                                             1999         1998           1997
                                          ----------   ----------    ----------
Current
  Federal                                 $   68,050   $   (1,841)   $     (218)
  State                                          -        351,738      (335,725)
                                          ----------   ----------    ----------

    Total current                             68,050      349,897      (335,943)
                                          ----------   ----------    ----------
Deferred income taxes (benefits)
  Federal                                    989,815      352,880       (27,040)
  State                                      128,179      103,470        47,699
                                          ----------   ----------    ----------

    Total deferred                         1,117,994      456,350        20,659
                                          ----------   ----------    ----------

      Income tax expense (benefits)       $1,186,044   $  806,247    $ (315,284)
                                          ==========   ==========    ==========

         The 1998 current State provision consists of disallowed prior years' refund claims.

         A reconciliation of income tax expense (benefits) computed at the statutory rate of 34 percent to the actual income tax expense (benefits) for the years ended December 31, 1999, 1998, and 1997 is as follows:


                                                           1999         1998        1997
                                                        ----------   ----------   ---------

Income before income taxes                              $2,631,394   $1,639,439   $ 431,963
                                                        ==========   ==========   =========

Taxes computed at Federal income tax rate               $  894,674   $  557,409   $ 146,867
Federal excise tax on pension plan termination             196,800          -           -
Increase (decrease) resulting from
  Tax-exempt income                                            -        (61,361)   (296,323)
  State income taxes, net of Federal income tax benefit     84,598      300,437    (221,579)
  Other                                                      9,972        9,762      55,751
                                                        ----------   ----------   ---------

          Income tax expense (benefits)                 $1,186,044   $  806,247   $(315,284)
                                                        ==========   ==========   =========

         Sources of deferred income taxes and the tax effects of each for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                                      1999           1998          1997
                                                  -----------    -----------    -----------

Depreciation                                      $   (11,998)   $    13,318    $   (23,201)
Securities discount accretion                           2,858        (19,471)         4,280
Provision for credit losses                           139,705        658,694        295,799
Unearned income on loans                                  -              -           31,469
Deferred compensation and pension benefit plans       739,075        (76,205)       (61,589)
Charitable contributions                               32,430        (15,844)        (9,971)
Write-downs on other real estate owned                  4,773         (2,317)        25,736
AMT credits                                           126,090        (16,764)      (242,422)
Net operating loss carryover                           85,061        (85,061)           -
Other                                                     -              -              558
                                                  -----------    -----------    -----------

       Deferred income tax expense                $ 1,117,994    $   456,350    $    20,659
                                                  ===========    ===========    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of the net deferred income tax benefits as of December 31, 1999, 1998, and 1997 are as follows:


                                                                1999             1998            1997
                                                            -------------   --------------   -------------

Deferred income tax benefits:
  Allowance for credit losses                                 $         -   $      123,966   $     782,660
  Deferred compensation and benefit plans                          79,534          728,247         179,869
  Other real estate owned                                               -            4,773           2,456
  Charitable contributions                                         29,372           61,802          45,958
  Alternative minimum tax credits                                 671,213          797,303         780,539
  Net operating loss carryover                                          -           85,061               -
  Net unrealized depreciation on investment
    securities available for sale                                  96,560                -               -
                                                            -------------   --------------   -------------
        Total deferred income tax benefits                        876,679        1,801,152       1,791,482
                                                            -------------   --------------   -------------

Deferred income tax liabilities:
  Accumulated depreciation                                        192,330          204,328         191,010
  Allowance for credit losses                                      15,739                -               -
  Securities discount accretion                                    22,417           19,559          39,030
  Prepaid pension plan contributions                              597,056          506,694          34,521
  Net unrealized appreciation on investment
    securities available for sale                                       -          177,659         141,526
                                                            -------------   --------------   -------------
        Total deferred income tax liabilities                     827,542          908,240         406,087
                                                            -------------   --------------   -------------
        Net deferred income tax benefits                    $      49,137   $      892,912   $   1,385,395
                                                            =============   ==============   =============

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

         The Bank officially terminated the plan on December 27, 1999 and received IRS approval for plan termination in February 2000. The Bank plans to settle all accrued benefits under the plan in the second quarter of 2000. The Bank has established a defined contribution plan as a replacement plan. Upon termination of the pension plan all participants became 100% vested. All accrued benefits under the terminated pension plan will be provided to participants through the purchase of annuities, or, in the case of actively employed participants, at their option, in the form of a lump sum rollover to the new defined contribution plan.

         As a result of the termination of the defined benefit plan in 1999, the Bank has recognized a curtailment gain of $1,311,997, included in other income. The Bank has also accrued a 25% safe harbor contribution of $328,000, included in employee benefit expense, and excise taxes of $196,800, payable on curtailment gains recognized, included in Federal and state income tax expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table sets forth the financial status of the pension plan at December 31, 1999, 1998, and 1997:


                                                                1999             1998            1997
                                                            -------------   --------------   -------------
Projected benefit obligation at January 1,                  $   4,423,566   $    4,124,137   $   3,804,330
   Service cost                                                         -          208,699         218,504
   Interest                                                       261,367          346,128         317,295
   Actual benefit payments                                       (144,739)        (189,504)       (138,314)
   Interest on distributions                                       (7,223)          (6,850)         (9,232)
   Decrease from curtailment                                   (1,435,130)               -               -
   Increase from change in discount rate                        1,607,050                -
   Other adjustments                                               86,473          (59,044)        (68,446)
                                                            -------------   --------------   -------------

Projected benefit obligation at December 31,                $   4,791,364   $    4,423,566   $   4,124,137
                                                            =============   ==============   =============

Accumulated benefit obligation:
  Vested                                                    $   4,791,364   $    4,315,501   $   2,671,233
  Nonvested                                                             -          108,065         119,829
                                                            -------------   --------------   -------------
                                                            $   4,791,364   $    4,423,566   $   2,791,062
                                                            =============   ==============   =============


Plan assets at January 1,                                   $   5,699,073   $    4,670,182   $   3,720,145
   Actual contributions                                                 -                -         223,083
   Actual distributions                                          (144,739)        (189,504)       (138,314)
   Actual returns                                               1,491,587        1,218,395         865,268
                                                            -------------   --------------   -------------

Plan assets at December 31,                                 $   7,045,921   $    5,699,073   $    4,670,182
                                                            =============   ==============   =============

Plan assets at fair value                                   $   7,045,921   $    5,699,073   $   4,670,182
Projected benefit obligation                                   (4,791,364)      (4,423,566)     (4,124,137)
                                                            -------------   --------------   -------------
Plan assets in excess of
  projected benefit obligation                                  2,254,557        1,275,507         546,045
Unrecognized prior service cost                                         -          123,133         148,730
Unrecognized net gain                                            (684,244)      (1,425,979)       (556,714)
Unrecognized net asset from transition                            (24,336)         (36,505)        (48,674)
                                                            -------------   --------------   -------------

Prepaid (accrued) pension expense included in other assets  $   1,545,977   $      (63,844)  $      89,387
                                                            =============   ==============   =============

Net pension expense includes the following:
  Service cost                                              $           -   $      201,699   $     218,504
  Interest cost                                                   254,144          339,278         311,064
  Actual return on assets                                      (1,491,587)      (1,218,395)       (865,268)
  Net amortization and deferral                                   939,619          830,649         568,715
                                                            -------------   --------------   -------------

Net pension expense (benefit)                               $    (297,824)  $      153,231   $     233,015
                                                            =============   ==============   =============

Assumptions used in the accounting for net pension expense were:


Discount rates                                                       5.5%            8.5%             8.5%
Rate of increase in compensation levels                              6.5%            6.5%             6.5%
Long-term rate of return on assets                                   8.5%            8.5%             8.5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The Bank's contributions to the plan are determined annually by the Board of Directors. The plan covers substantially all employees. The Bank's contributions to the plan included in employee benefit expense were $187,704, $102,757 and $83,500 for the years ended December 31, 1999, 1998 and 1997, respectively. Effective January 1, 1999, the plan was amended to provide for discretionary employer matching contributions to be determined annually by the Board of Directors.


NOTE 10. POST-RETIREMENT HEALTH CARE BENEFITS

         The Bank provides health care benefits to employees who retire at age
         65. The plan is funded only by the Bank's monthly payments of insurance premiums due. The following table sets forth the financial status of the plan at December 31, 1999, 1998, and 1997:


                                                                1999             1998            1997
                                                            -------------   --------------   -------------
Accumulated post-retirement benefit obligation:
  Retirees                                                  $     308,960   $      239,773   $     191,817
  Other active participants, fully eligible                             -           27,741               -
  Other active participants, not fully eligible                   786,293          493,449         482,529
                                                            -------------   --------------   -------------
                                                                1,095,253          760,963         674,346
Unrecognized net gain                                              11,504          347,097         359,178
Unrecognized transition obligation                               (500,984)        (534,383)       (567,782)
Unrecognized past service cost                                    109,746                -               -
                                                            -------------   --------------   -------------

Accrued post-retirement benefit cost                        $     715,519   $      573,677   $     465,742
                                                            =============   ==============   =============


Net post-retirement benefit expense for the years ended December 31, 1999, 1998, and 1997 includes the following:

Service cost                                                $      71,739   $       56,771   $      75,736
Interest cost                                                      67,844           48,979          72,930
Amortization of unrecognized transition obligation                 33,399           33,399          33,399
Amortization of net gain                                                -          (13,052)         (1,669)
Amortization of past service cost                                  (6,924)               -               -
                                                            -------------   --------------   -------------

Net post-retirement benefit expense                         $     166,058   $      126,097   $     180,396
                                                            =============   ==============   =============

Assumptions used in the accounting for net post-retirement benefit expense were:


Health care cost trend rate                                          5.0%            5.0%             5.0%
Discount rate                                                        6.5%            6.8%             7.0%

         If the assumed health care cost trend rate were increased to 6% for 1999, 1998 and 1997, the total of the service and interest cost components of net periodic post-retirement health care benefit cost would increase by $37,610, $28,471, and $36,820, for the years ended December 31, 1999, 1998, and 1997, respectively, and the accumulated post-retirement benefit obligation would increase to $203,668, $154,568, and $217,216 as of December 31, 1999, 1998, and 1997,
         respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In March 1998, the Bank established and funded a grantor trust for $285,000 as part of an employment agreement with the Chief Operating Officer of the Bank. The agreement provides for the payment of benefits upon termination of employment, for a reason other than just cause, after a "change in control" of the Company.

         In January 2000, the Bank officially terminated the grantor trust referred to above, due to the resignation of the Chief Operating Officer of the Bank during 1999. Balances held in the trust of approximately $307,000 at time of termination, which are included in other assets at December 31, 1999, were subsequently returned to the Bank.


NOTE 12. OTHER OPERATING EXPENSES

         Other operating expenses include the following:


                                                                1999             1998            1997
                                                            -------------   --------------   -------------

Professional services                                       $     714,929   $    2,163,448   $   1,995,049
Stationery, printing and supplies                                 251,388          241,029         275,020
Postage and delivery                                              235,110          239,519         270,976
FDIC assessment                                                    22,481           81,162          92,456
Directors fees and expenses                                       134,092          151,737         168,061
Marketing                                                         342,737          305,794         249,958
Data processing                                                   222,709          205,839         135,326
Correspondent bank services                                        98,896          114,689         119,479
Telephone                                                         102,757           95,572          69,873
Liability insurance                                                91,783           89,149          89,146
Losses and expenses on real estate owned (OREO)                    38,218           33,414         143,045
Other                                                             595,645          391,567         464,594
                                                            -------------   --------------   -------------
                                                            $   2,850,745   $    4,112,919   $   4,072,983
                                                            =============   ==============   =============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. LITIGATION CHARGES

         In 1997, the Company incurred losses of $996,161 relating to two claims involving fraudulent check endorsement issues. These nonrecurring charges are included in other expenses for 1997.

         In 1998, the Company accrued for losses of $420,000 and incurred additional actual losses of $805,003 relating to legal claims involving fraudulent check endorsement issues and\or bankruptcies. These nonrecurring charges were included in other expenses for 1998. In 1999, the Company settled on these claims for $220,000.


NOTE 14. REPURCHASE AND RETIREMENT OF COMPANY COMMON STOCK

         During 1998, the Company was pursued by another competing financial institution (the institution) in a hostile take-over attempt. In November 1998, the Company reached an agreement with the institution to repurchase 213,168 shares of its common stock, or approximately 19.5% of its outstanding shares, for an aggregate purchase price of $5,580,764. In conjunction with the redemption agreement, the Company and the institution also entered into a standstill agreement through November 2008. Under the standstill agreement, the Company will make payments over five years totaling $675,510 beginning with a payment of $150,000 in January 1999 and four subsequent annual payments of $131,378.

         During 1999, the Company made payments totaling $281,378, relating to the standstill agreement. These payments are included in other expenses for 1999.


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

         Outstanding loan commitments, unused lines of credit and letters of credit are as follows:


                                                              December 31,
                                             ----------------------------------------------
                                                 1999             1998            1997
                                             -------------   --------------   -------------
Loan commitments:
  Construction and land development          $     740,000   $    1,537,400   $     150,000
  Other mortgage loans                             739,800        1,671,050         330,500
                                             -------------   --------------   -------------

                                             $   1,479,800   $    3,208,450   $     480,500
                                             =============   ==============   =============
Unused lines of credit:
  Home-equity lines                          $   3,215,502   $    3,029,929   $   2,629,589
  Commercial lines                               9,981,462        6,149,939       7,524,017
  Unsecured consumer lines                         824,978          851,390         799,826
                                             -------------   --------------   -------------
                                             $  14,021,942   $   10,031,258   $  10,953,432
                                             =============   ==============   =============

Letters of credit:                           $   1,384,969   $    2,012,626   $   2,221,173
                                             =============   ==============   =============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 1999, 1998, and 1997, $71,623, $67,168, and $70,168, respectively, have been provided as an allowance for credit losses related to these financial instruments with off-balance sheet risk, which is reflected as a reduction of loans.


NOTE 16. STOCKHOLDERS' EQUITY

         Restrictions on dividends:

         Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. Retained earnings from which dividends may not be paid without prior approval were approximately $2,276,000 at December 31, 1999, based on the earnings restrictions and minimum capital ratio requirements noted below.

         In 1997 the Bank's payment of dividends was restricted by a Memorandum of Understanding (M.O.U.) which required prior approval of the FDIC and the State Banking Commissioner of the State of Maryland for the payment of dividends by the Bank in excess of 50% of its net operating income or if the Bank's Tier 1 capital ratio would be reduced below 6%. This M.O.U. was lifted in June 1998.

         Change in par value of common stock:

         In December 1999, the Company changed the par value of its common stock from $10 par value to $1 par value. $9 per share of par value has been reclassified as surplus. Prior year financial statements presented have been restated to conform to the current year's presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Employee stock purchase benefit plans:

         During 1998, the Company established a stock-based compensation plan, which is described below. The Bank applies Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for this plan. Net compensation cost of $90 and $21,607 have been recognized in the accompanying consolidated financial statements in 1999 and 1998, respectively. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

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


                                                                         Grant
                                                            Shares       Price

Granted on July 1, 1998, expiring October 1, 1999            5,794     $ 21.25
Expired                                                        (32)
Exercised                                                     (935)
                                                           -------

Outstanding December 31, 1998                                4,827     $ 21.25
                                                           =======

Exercised                                                   (1,040)    $ 21.25
Expired                                                     (3,787)    $ 21.25

Granted on August 12, 1999, expiring November 12, 2000       4,095     $ 19.76
Exercised                                                     (975)
                                                           -------

Outstanding December 31, 1999                                3,120     $ 19.76
                                                           =======

         At December 31, 1999 and 1998, there were 23,090 and 24,065 shares of common stock reserved for issuance under the plan, respectively.

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

         During 1999 and 1998, 4,832 and 7,015 shares of common stock, respectively, were purchased under the plan. During 1997, the Company had suspended participation in the plan. At December 31, 1999 and 1998, there were 281,666 and 199,335 shares of common stock reserved for issuance under the plan, respectively.

         The Board of Directors may suspend or discontinue the plan at its discretion.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                                                                         Grant
                                                             Shares      Price

Granted on November 30, 1998, expiring January 29, 1999      110,396    $26.125
Exercised                                                     (7,388)
                                                             -------

Outstanding December 31, 1998                                103,008    $26.125
                                                             =======

Exercised                                                     (3,347)   $26.125
Expired                                                      (99,661)   $26.125

Granted on June 24, 1999, expiring September 24, 1999         50,000    $23.250
Exercised                                                     (3,722)
Expired                                                      (46,278)   $23.250

Granted on September 24, 1999, expiring December 24, 1999     50,000    $23.000
Exercised                                                     (2,401)
Expired                                                      (47,599)   $23.000
                                                             -------

Outstanding December 31, 1999                                      -
                                                             =======

         At December 31, 1999 and 1998 there were 103,142 and 112,612 shares of common stock reserved for issuance under the plan, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, 1998, and 1997, that the Company and Bank meet all capital adequacy requirements to which it is subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

         A comparison of capital as of December 31, 1999, 1998, and 1997 with minimum requirements is approximately as follows:


                                                                                        To Be Well Capitalized
                                                                      For Capital       Under Prompt Corrective
                                               Actual             Adequacy Purposes       Action Provisions
                                       Amount         Ratio       Amount        Ratio      Amount       Ratio
                                    ------------      ------   -------------    -----   ------------   --------

As of December 31, 1999
    Total Capital
       (to Risk Weighted Assets)
       Company                       $  16,912,000     10.8%   $  12,527,000     8.0%                 N/A
       Bank                             16,586,000     10.3%      12,870,000     8.0%   $ 16,087,000      10.0%

    Tier I Capital
       (to Risk Weighted Assets)
       Company                          14,942,000      9.5%       6,265,000     4.0%                 N/A
       Bank                             14,563,000      9.0%       6,437,000     4.0%      9,655,000       6.0%

    Tier I Capital
      (to Average Assets)
       Company                          14,942,000      6.8%       8,815,000     4.0%                 N/A
       Bank                             14,563,000      6.6%       8,813,000     4.0%     11,016,000       5.0%


As of December 31, 1998
    Total Capital
       (to Risk Weighted Assets)
       Company                       $  14,785,000     10.5%   $  11,265,000     8.0%                 N/A
       Bank                             14,495,000     10.4%      11,150,000     8.0%   $ 13,938,000      10.0%

    Tier I Capital
       (to Risk Weighted Assets)
       Company                          13,018,000      9.3%       5,599,000     4.0%                 N/A
       Bank                             12,736,000      9.1%       5,598,000     4.0%      8,397,000       6.0%

    Tier I Capital
     (to Average Assets)
       Company                          13,018,000      6.0%       8,722,000     4.0%                 N/A
       Bank                             12,736,000      5.8%       8,723,000     4.0%     10,904,000       5.0%



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      To Be Well Capitalized
                                                                   For Capital         Under Prompt Corrective
                                            Actual              Adequacy Purposes          Action Provisions
                                       Amount       Ratio       Amount         Ratio       Amount        Ratio
                                    ------------    ------   -------------     -----    ------------     -----

As of December 31, 1997
    Total Capital
       (to Risk Weighted Assets)
       Company                       $  19,359,000     16.0%   $   9,656,000     8.0%                N/A
       Bank                             18,908,000     15.7%       9,649,000     8.0%   $ 12,061,000      10.0%

    Tier I Capital
       (to Risk Weighted Assets)
       Company                          17,818,000     14.8%       4,828,000     4.0%                N/A
       Bank                             17,368,000     14.4%       4,824,000     4.0%      7,237,000       6.0%

    Tier I Capital
     (to Average Assets)
       Company                          17,818,000      7.6%      14,107,000     6.0%                N/A
       Bank                             17,368,000      7.4%      14,089,000     6.0%     11,741,000       5.0%


NOTE 17.  EARNINGS PER COMMON SHARE

         Earnings per common share are calculated as follows:

                                                             1999              1998              1997
                                                        ---------------   ---------------   --------------
Basic:
   Net income                                           $     1,445,350   $       833,192   $      747,247
   Weighted average common shares outstanding                 1,261,166         1,253,275        1,275,017
   Basic net income per share                           $          1.15   $          0.66   $         0.59

Diluted:
   Net income                                                             $       833,192
   Weighted average common shares outstanding                                   1,253,275
   Dilutive effect of stock options                                                   362
                                                                          ---------------
   Average common shares outstanding - diluted                                  1,253,637
   Diluted net income per share                                           $          0.66

         Diluted earnings per share calculations were not required for 1999 and 1997 due to all options having an anti-dilutive effect and the Company having a simple capital structure, respectively.

         During 1998, options relating to the stockholder purchase plan have an anti-dilutive effect, and therefore were not included in the diluted calculation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS

         In accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 107, the estimated fair value and the related carrying values of the Company's financial instruments are as follows:

                                               1999                      1998                      1997
                                    -------------------------------------------------------------------------------

                                      Carrying       Fair       Carrying       Fair       Carrying        Fair
                                       Amount        Value       Amount        Value       Amount         Value
                                    -------------------------------------------------------------------------------
Financial assets:
   Cash and due from banks             $8,317,450   $8,317,450   $8,197,344   $8,197,344   $8,127,732    $8,127,732
   Interest-bearing deposits in
     other financial institutions          10,245       10,245    4,958,337    4,958,337    1,558,879     1,558,879
   Federal funds sold                     555,627      555,627    2,863,635    2,863,635   18,850,000    18,850,000
   Investment securities
     available for sale                15,317,253   15,317,253   32,924,539   32,924,539   40,678,867    40,678,867
   Investment securities held to
    maturity                           28,657,242   27,041,751   32,561,288   32,539,731   41,178,804    41,566,019
   Loans, less allowance for
    credit losses                     151,106,560  138,422,000  125,501,252  125,980,000  111,545,262   109,301,000
   Ground rents                           254,025      254,025      257,025      257,025      262,525       262,525
   Accrued interest receivable          1,279,067    1,279,067    1,401,660    1,401,660    1,556,971     1,556,971

Financial liabilities:
   Deposits                           194,089,995  194,002,000  199,611,115  201,124,000  207,110,272   207,622,000
   Short-term borrowings                2,464,936    2,464,936    1,143,904    1,143,904      889,398       889,398
   Dividends payable                      136,666      136,666      123,039      123,039       81,146        81,146
   Accrued interest payable               152,555      152,555      160,597      160,597      177,922       177,922

Unrecognized financial
    instruments:
   Commitments to extend
      credit                           15,501,742   15,430,119   13,239,708   13,172,540   11,433,932    11,363,764
   Standby letters of credit            1,384,969    1,384,969    2,012,626    2,012,626    2,221,173     2,221,173

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 19. PARENT COMPANY FINANCIAL INFORMATION

         The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:


                                 Balance Sheets
-----------------------------------------------------------------------------------------------------------

December 31,                                                   1999             1998              1997

-----------------------------------------------------------------------------------------------------------
                                  ASSETS

Cash                                                      $      184,555   $       239,226   $      166,195
Investment in The Bank of Glen Burnie                         14,722,533        13,886,563       18,514,844
Investment in GBB Properties, Inc.                               235,706           165,637          365,341
Due from affiliates                                               96,321             4,789                -
Other assets                                                           -                 -            1,259
                                                          --------------   ---------------   --------------
        TOTAL ASSETS                                      $   15,239,115   $    14,296,215   $   19,047,639
                                                          ==============   ===============   ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Dividend payable                                          $      136,666   $       123,039   $       81,146
Due to affiliates                                                      -             4,503            1,903
                                                          --------------   ---------------   --------------
        TOTAL LIABILITIES                                        136,666           127,542           83,049
                                                          --------------   ---------------   --------------

Stockholders' equity:
    Common stock                                               1,093,496           894,938        1,092,768
    Surplus                                                   10,149,247         9,788,889       14,770,821
    Retained earnings                                          4,013,171         3,202,488        2,876,069
    Accumulated other comprehensive income, net of
      taxes (benefits)                                          (153,465)          282,358          224,932
                                                          --------------   ---------------   --------------
       TOTAL STOCKHOLDERS' EQUITY                             15,102,449        14,168,673       18,964,590
                                                          --------------   ---------------   --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   15,239,115   $    14,296,215   $   19,047,639
                                                          ==============   ===============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              Statements of Income
-----------------------------------------------------------------------------------------------------------

Years Ended December 31,                                       1999             1998              1997

-----------------------------------------------------------------------------------------------------------

Dividends and distributions from subsidiaries             $      350,000   $     5,740,764   $      312,097
Standstill agreement expense                                    (281,378)                -                -
Other expenses, net of revenues of $279 in 1998                   (1,078)             (840)          (3,704)
                                                          --------------   ---------------   --------------
Income before income taxes and equity in
     undistributed net income of subsidiaries                     67,544         5,739,924          308,393
Income tax benefit                                                96,035               286            1,259
Change in undistributed net income of subsidiaries             1,281,771        (4,907,018)         437,595
                                                          --------------   ---------------   --------------

            NET INCOME                                    $    1,445,350   $       833,192   $      747,247
                                                          ==============   ===============   ==============


                            Statements of Cash Flows
---------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                 1999             1998              1997

---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    1,445,350   $       833,192   $      747,247
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Increase (decrease) in other assets                                       -             1,259           24,674
       Increase in due from subsidiaries                                   (91,533)           (4,789)               -
       (Decrease) increase in due to subsidiaries                           (4,503)            2,600            1,903
       Change in undistributable net income of subsidiaries             (1,281,771)        4,907,018         (437,595)
                                                                    --------------   ---------------   --------------

         Net cash provided by operating activities                          67,543         5,739,280          336,229
                                                                    --------------   ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Contributed to Subsidiary                                        (60,000)                -                -
                                                                    --------------   ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from dividend reinvestment plan                                 106,149           166,515                -
  Proceeds from sales of common stock                                      270,566           212,880                -
  Repurchase and retirement common stock                                      (138)       (5,580,764)               -
  Dividends paid                                                          (438,791)         (464,880)        (292,201)
                                                                    --------------   ---------------   --------------

         Net cash used in financing activities                             (62,214)       (5,666,249)        (292,201)
                                                                    --------------   ---------------   --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (54,671)           73,031           44,028

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               239,226           166,195          122,167
                                                                    --------------   ---------------   --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $      184,555   $       239,226   $      166,195
                                                                    ==============   ===============   ==============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

         The following is a summary of the Company's unaudited quarterly results of operations:


                        1999                                          Three months ended,
----------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)        December 31    September 30   June 30    March 31
----------------------------------------------------------------------------------------------------------
Interest income                                           $  3,896      $   3,957    $   3,802  $  3,895
Interest expense                                             1,427          1,410        1,379     1,406
Net interest income                                          2,469          2,547        2,423     2,489
Provision for credit losses                                    300              -            -         -
Net securities gains (losses)                                  (93)             2            2        25
Income (loss) before income taxes                            1,285            622          549       443
Net income                                                     579            403          357       283
Net income per share (basic and diluted)                  $   0.46      $    0.32    $    0.28  $   0.22


                        1998                                          Three months ended,
----------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)       December 31    September 30   June 30    March 31
----------------------------------------------------------------------------------------------------------

Interest income                                           $  3,977      $   3,986    $   3,930  $   3,996
Interest expense                                             1,499          1,537        1,520      1,540
Net interest income                                          2,478          2,449        2,410      2,456
Provision for credit losses                                      -           (500)           -          -
Net securities gains                                           111            165          219         32
Income (loss) before income taxes                              460            895          371       (86)
Net income                                                      84            516          230          3
Net income per share (basic and diluted)                  $   0.10      $    0.47    $    0.21  $    0.00

                        1997                                          Three months ended,
----------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)       December 31    September 30   June 30    March 31
----------------------------------------------------------------------------------------------------------

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


NOTE 21. SUBSEQUENT EVENT

On February 15, 2000, the Bank sold its entire credit card portfolio, which was considered part of the installment loan portfolio, to another financial institution. The outstanding balance of the portfolio as of the date of settlement was $1,064,857.

As a result of the sale, the Bank recognized a gain of approximately $59,000. The Bank was also required to maintain a loan loss reserve with the financial institution of approximately $48,000, that was funded with part of the settlement proceeds. The loan loss reserve is for a one year period, with any remaining reserve returned to the Bank. The Bank has no additional responsibilities for loan losses in excess of the initial reserve.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GLEN BURNIE BANCORP


March 9, 2000                        By: /s/ F. William Kuethe, Jr.
                                         -------------------------------------
                                         F. William Kuethe, Jr.
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 By: /s/ F. William Kuethe, Jr.                           March 9, 2000
     -----------------------------------
     F. William Kuethe, Jr.
     President, Chief Executive Officer
     and Director
     (Principal Executive Officer)

 By: /s/ John I. Young                                   March 9, 2000
     -----------------------------------
     John I. Young
     Executive Vice President, Chief Operating
     Officer and Director

 By: /s/ John E. Porter                                  March 9, 2000
     -----------------------------------
     John E. Porter
     Senior Vice President and
     Chief Financial Officer (Principal Financial
     and Accounting Officer)

 By: /s/ John E. Demyan                                  March 9, 2000
     -----------------------------------
     John E. Demyan
     Chairman of the Board and Director

 By: /s/ Theodore L. Bertier, Jr.                        March 9, 2000
     -----------------------------------
     Theodore L. Bertier, Jr.
     Director

 By: /s/ Shirley E. Boyer                                March 9, 2000
     -----------------------------------
     Shirley E. Boyer
     Director

 By: /s/ Thomas Clocker                                  March 9, 2000
     -----------------------------------
     Thomas Clocker
     Director

 By: /s/ Alan E. Hahn                                    March 9, 2000
     -----------------------------------
     Alan E. Hahn
     Director

 By: /s/ Charles L. Hein                                 March 9, 2000
     -----------------------------------
     Charles L. Hein
     Director

 By: /s/ F. W. Kuethe, III                               March 9, 2000
     -----------------------------------
     F. W. Kuethe, III
     Director


 By: /s/ William N. Scherer, Sr.                         March 9, 2000
     -----------------------------------
     William N. Scherer, Sr.
     Director


 By: /s/ Karen B. Thorwarth                              March 9, 2000
     -----------------------------------
     Karen B. Thorwarth
     Director


 By: /s/ Mary Lou Wilcox                                 March 9, 2000
     -----------------------------------
     Mary Lou Wilcox
     Director