Form 10-Q
period 2000-03-31
GLEN BURNIE BANCORP
filed 2000-05-15
CIK 890066

                       UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                         FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
            SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

           COMMISSION FILE NUMBER:  0-24047
                                    -------


                    GLEN BURNIE BANCORP
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

             Maryland                          52-1782444
 -------------------------------       ---------------------
 (State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)        Identification Number)

  101 Crain Highway, S.E., Glen Burnie, Maryland        21061
  ----------------------------------------------        -----
    (Address of principal executive offices)          (Zip Code)

                            410-766-3300
       --------------------------------------------------
      (Registrant's telephone number, including area code)

                        Not applicable
       --------------------------------------------------
      (Former name, former address and former fiscal year,
               if changed since last report)

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

     The number of outstanding shares of the registrant's common stock as of March 31, 2000 was 1,098,940.

        GLEN BURNIE BANCORP AND SUBSIDIARIES

                 INDEX TO FORM 10-Q

        FOR THE QUARTER ENDED MARCH 31, 2000


                                                         PAGE
                                                         ----
PART I   FINANCIAL INFORMATION

  Item 1. Financial Statements

       -  Condensed Consolidated Balance Sheets            3

       -  Condensed Consolidated Statements of
          Income                                           4

       -  Condensed Consolidated Statements of
          Comprehensive Income                             5

       -  Condensed Consolidated Statements of
          Cash Flows                                       6

       -  Notes to Condensed Consolidated Financial
          Statements                                       7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                       8

  Item 3. Quantitative and Qualitative Disclosures
          About Market Risk                               12

PART II   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                13

SIGNATURES                                                14

            GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands)
                      (Unaudited)

                                                     MARCH 31,         DECEMBER 31,
                                                      2000                1999
          ASSETS                                    ---------         -------------
Cash and due from banks . . . . . . . . . . . . .   $   7,347            $   8,317
Interest-bearing deposits in other
   financial institutions. . . . . . . . . . . . .         28                   10
Federal funds sold . . . . . . . . . . . . . . . .      2,981                  556
                                                    ---------            ---------
      Cash and cash equivalents. . . . . . . . . .     10,356                8,883
Investment securities available for sale, at
  fair value . . . . . . . . . . . . . . . . . . .     15,493               15,317
Investment securities held to maturity, at cost
  (fair value March 31: $26,482;
  December 31: $27,042). . . . . . . . . . . . . .     28,187               28,657
Loans, less allowance for credit losses
  (March 31: $2,883; December 31: $2,922). . . . .    156,095              151,107
Premises and equipment at cost, less
  accumulated depreciation . . . . . . . . . . . .      4,153                4,253
Other real estate owned. . . . . . . . . . . . . .        536                  559
Other assets . . . . . . . . . . . . . . . . . . .      4,166                4,663
                                                    ---------            ---------
           Total assets                             $ 218,986            $ 213,439
                                                    =========            =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           LIABILITIES:

Deposits . . . . . . . . . . . . . . . . . . . . .  $ 201,641            $ 194,090
Short-term borrowings. . . . . . . . . . . . . . .        351                2,465
Other liabilities. . . . . . . . . . . . . . . . .      1,601                1,782
                                                    ---------            ---------
          Total liabilities. . . . . . . . . . . .  $ 203,593            $ 198,337
                                                    ---------            ---------
          STOCKHOLDERS' EQUITY:

Common stock, par value $1,  authorized 15,000,000
  shares; issued and outstanding:
  March 31: 1,098,940 shares; December 31:
  1,093,496 shares . . . . . . . . . . . . . . . .  $   1,099            $   1,093
Surplus. . . . . . . . . . . . . . . . . . . . . .     10,237               10,149
Retained earnings. . . . . . . . . . . . . . . . .      4,242                4,013
Accumulated other comprehensive income (loss). . .       (185)                (153)
                                                    ---------            ---------
           Total stockholders' equity. . . . . . .     15,393               15,102
                                                    ---------            ---------
           Total liabilities and stockholders'
              equity . . . . . . . . . . . . . . .  $ 218,986            $ 213,439
                                                    =========            =========

See accompanying notes to condensed consolidated financial statements.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               -------------------------
                                                                     2000           1999
                                                               ----------     ----------
Interest income on:
   Loans, including fees . . . . . . . . . . . . . . . . .     $    3,118     $    2,892
   U.S. Treasury and U.S. Government agency securities . .            676            840
   Other . . . . . . . . . . . . . . . . . . . . . . . . .             35            163
                                                               ----------     ----------
       Total interest income . . . . . . . . . . . . . . .          3,829          3,895
                                                               ----------     ----------
Interest expense on:
   Deposits. . . . . . . . . . . . . . . . . . . . . . . .          1,319          1,398
   Short-term borrowings . . . . . . . . . . . . . . . . .             25              8
                                                               ----------     ----------
       Total interest expense. . . . . . . . . . . . . . .          1,344          1,406
                                                               ----------     ----------

          Net interest income. . . . . . . . . . . . . . .          2,485          2,489

Provision for credit losses. . . . . . . . . . . . . . . .              0              0
                                                               ----------     ----------
          Net interest income after provision for
            credit losses. . . . . . . . . . . . . . . . .          2,485          2,489
                                                               ----------     ----------
Other income:
   Service charges on deposit accounts . . . . . . . . . .            247            261
   Other fees and commissions. . . . . . . . . . . . . . .            134             61
   Other non-interest income . . . . . . . . . . . . . . .             59             27
   Gains on investment securities. . . . . . . . . . . . .              0             25
                                                               ----------     ----------
       Total other income. . . . . . . . . . . . . . . . .            440            374
                                                               ----------     ----------
Other expenses:
   Salaries and employee benefits. . . . . . . . . . . . .          1,373          1,292
   Occupancy . . . . . . . . . . . . . . . . . . . . . . .            170            141
   Other expenses. . . . . . . . . . . . . . . . . . . . .            843          1,134
                                                               ----------     ----------
       Total other expenses. . . . . . . . . . . . . . . .          2,386          2,567
                                                               ----------     ----------
Income before income taxes . . . . . . . . . . . . . . . .            539            296

Income tax expense . . . . . . . . . . . . . . . . . . . .            172            102
                                                               ----------     ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . .     $      367     $      194
                                                               ==========     ==========
Basic and diluted earnings per share of common stock . . .     $     0.29     $     0.15
                                                               ==========     ==========
Weighted average shares of common stock outstanding. . . .      1,263,955      1,257,420
                                                               ==========     ==========
Dividends declared per share of common stock . . . . . . .     $    0.125     $    0.083
                                                               ==========     ==========

See accompanying notes to condensed consolidated financial statements.

              GLEN BURNIE BANCORP AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (DOLLARS IN THOUSANDS)
                        (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ---------------------
                                                                        2000        1999
                                                                       ------      ------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  367      $  194

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

      Unrealized holding gains (losses) arising during period. . . .    (32)       (134)

      Reclassification adjustment for (gains) losses included
        in net income. . . . . . . . . . . . . . . . . . . . . . . .      0         (15)
                                                                     ------     -------
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . $  335      $   45
                                                                     ======     =======



See accompanying notes to condensed consolidated financial statements.

         GLEN BURNIE BANCORP AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (DOLLARS IN THOUSANDS)
                      (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ----------------------
                                                                    2000          1999
                                                                  ---------     --------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $     367     $    194
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, amortization, and accretion . . . . . . . .            187          200
   Provision for credit losses . . . . . . . . . . . . . . .              0            0
   Changes in assets and liabilities:
      (Increase) decrease in other assets. . . . . . . . . .            469          (88)
      Increase (decrease) in other liabilities . . . . . . .           (181)         310
                                                                  ---------     --------

Net cash provided by operating activities. . . . . . . . . .            842          616
                                                                  ---------     --------
Cash flows from investing activities:
    Maturities of available for sale mortgage-backed
     securities. . . . . . . . . . . . . . . . . . . . . . .            891            0
    Proceeds from disposals of investment securities . . . .              0       11,678
    Purchases of investment securities . . . . . . . . . . .           (650)      (8,497)
    Increase in loans, net . . . . . . . . . . . . . . . . .         (4,988)      (8,574)
    Purchases of premises and equipment. . . . . . . . . . .            (38)         (16)
    Sale of other real estate. . . . . . . . . . . . . . . .             23            2
                                                                  ---------     --------

Net cash used by investing activities. . . . . . . . . . . .         (4,762)      (5,407)
                                                                  ---------     --------
Cash flows from financing activities:
    Increase (decrease) in deposits, net . . . . . . . . . .          7,551       (2,471)
    Increase (decrease) in short-term borrowings . . . . . .         (2,114)        (205)
    Dividends paid . . . . . . . . . . . . . . . . . . . . .           (138)        (123)
    Common stock dividends reinvested. . . . . . . . . . . .             65            0
    Issuance of common stock under Stockholder
     Purchase Plan . . . . . . . . . . . . . . . . . . . . .             29           91
                                                                  ---------     --------

Net cash provided (used) by financing activities . . . . . .          5,393       (2,708)
                                                                  ---------     --------
Increase (decrease) in cash and cash equivalents . . . . . .          1,473       (7,499)

Cash and cash equivalents, beginning of year . . . . . . . .          8,883       16,020
                                                                  ---------     --------
Cash and cash equivalents, end of period . . . . . . . . . .      $  10,356     $  8,521
                                                                  =========     ========

See accompanying notes to condensed consolidated financial statements.

         GLEN BURNIE BANCORP AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2000 and 1999.

     Operating results for the three-month period ended March
31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


NOTE 2 - EARNINGS PER SHARE
         ------------------

     Information for net income per share and weighted average shares outstanding for prior periods have been restated to reflect a 20% stock dividend paid in January 2000.

     Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common stock equivalents outstanding during the periods. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

NOTE 3 - CONTINGENCIES
         -------------

     On February 15, 2000, the Bank sold its credit card portfolio to another financial institution. The outstanding balance of the portfolio as of the date of settlement was $1,064,857.

     As a result of the sale, the Bank was required to maintain a loan loss reserve for all non-business accounts with the financial institution of approximately $48,000, that was funded with part of the settlement proceeds. The loan loss reserve is for a one year period, with any remaining reserve returned to the Bank. The Bank has no additional responsibilities for loan losses in excess of the initial reserves. As of March 31, 2000, approximately $46,000 remained in the loan loss reserve. In addition to the loan loss reserve for non-business accounts, the Bank is also required to guarantee all business accounts for a one year period. Total Bank exposure for business accounts is approximately $400,000, with a total outstanding balance of approximately $73,000 as of March 31, 2000.

NOTE 4 - ADOPTION OF NEW FINANCIAL ACCOUNTING STANDARDS
         ----------------------------------------------

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

NOTE 5 - SUBSEQUENT EVENT
         ----------------

     In April 2000, the Bank sold a property held in Other Real Estate Owned with a cost basis of $47,000. Proceeds from the sale were $501,040, net of applicable selling costs. A gain of $454,040 was recorded in other income for the second quarter 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $367,000 ($0.29 basic and diluted earnings per share) for the first quarter of 2000 compared to first quarter 1999 consolidated net income of $194,000 ($0.15
basic and diluted earnings per share).   The increase in first
quarter consolidated net income was primarily attributable to a decrease in total other expenses.

     NET INTEREST INCOME. The Company's consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2000 was $2,485,000, compared to $2,489,000 for the same period in 1999. The decrease in net interest income for the three-month period was primarily attributable to a decline in interest income which more than offset a decline in interest expense. Interest expense declined $62,000 (4.41%) for the three months ended March 31, 2000 compared to the same period in 1999. The decline in interest expense was principally the result of decline in interest-bearing deposits. Interest income declined $66,000 (1.69%) for the three months ended March 31, 2000 compared to the same period in 1999. The decline in interest income was attributable to a reduction in securities holdings. Interest income on loans increased $226,000 or 7.81% as the loan portfolio continued to grow. The tax-equivalent net interest margin for the three months ended March 31, 2000 was 5.05% compared to 5.05% for the three months ended March 31, 1999.

     PROVISION FOR CREDIT LOSSES. The Company made no provision for credit losses during the three months ended March 31, 2000 and 1999. As of March 31, 2000, the allowance for credit losses equaled 275.89% of non-accrual and past due loans compared to 276.97% at December 31, 1999. During the three months ended March 31, 2000, the Company recorded net charge-offs of $39,000 compared to $91,000 in net recoveries during the three months ended March 31, 1999. On an annualized basis, however, charge-offs represented only 0.10% of the average loan portfolio.

     OTHER INCOME. Other income increased $66,000 (17.65%) during the three months ended March 31, 2000 compared to the prior year period. The increase was primarily due to an increase in interchange fees from the Bank's debit card and ATM charges to non-customers included in other fees and commissions and a $59,000 gain recognized on the sale of the Bank's credit card portfolio which is included in other non-interest income. These increases offset a $25,000 decrease in gains on sales of investment securities. The Company also recorded increases in service charges on deposit accounts and other fees and commissions which the Company attributes to the increases in deposits and in the loan portfolio between the periods.

     OTHER EXPENSE. Other expense decreased by $181,000 or 7.05%, for the quarter compared to the same period in 1999. The decrease was primarily attributable to a $291,000, or 25.66%, decrease in other expenses which is primarily due to lower legal and professional fees during the current year. Included in other expense for the 1999 period was a $150,000 payment made to First Mariner Bancorp in January pursuant to a standstill agreement compared to a $131,378 payment in the current year. The Company will make three additional payments of $131,378 each over the next three years, provided First Mariner Bancorp complies with the standstill agreement. The decline in other expense was partially offset by increases in salary and employee benefits expense and occupancy expense related to the growth of the Bank.

     INCOME TAXES. During the three months ended March 31, 2000, the Company recorded income tax expense of $172,000, compared to a tax expense of $102,000 for the three months ended March 31, 1999. The increase in income tax expense reflects the Company's higher earnings during the most recent period. The Company's effective tax rate for the 2000 period was 32% compared to 34% for the prior year period.

FINANCIAL CONDITION

     The Company's assets increased to $218,986,668 at March 31, 2000 from $213,439,456 at December 31, 1999 primarily due to an increase in the size of the loan portfolio. The Bank's net loans totaled $156,094,238 at March 31, 2000, compared to $151,106,560 on December 31, 1999, an increase of $4,987,678
(3.3%). The increase in loans was primarily attributable to an increase in the indirect loan portfolio. At March 31, 2000, indirect loans totaled $56,115,959 compared to $50,966,968 at December 31, 1999. The Bank's other loan portfolios have held steady or declined during the year.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $43,680,433 at March 31, 2000, a $294,062 or 0.67% decrease from $43,974,495 at
December 31, 1999. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2000, totaled $10,356,452, an increase of $1,473,130 (16.58%) from the
December 31, 1999 total of $8,883,322. The aggregate market value of investment securities held by the Bank as of March 31, 2000 was $41,975,364 compared to $42,359,004 as of December 31,
1999, a $383,640 (0.9%) decrease.

     Deposits as of March 31, 2000 totaled $201,640,879, an increase of $7,550,884 (3.89%) for the year to date. Demand deposits as of March 31, 2000 totaled $49,088,454 which is an increase of $3,944,161 (8.74%) from $45,144,293 at December 31,
1999. NOW accounts as of March 31, 2000 totaled $19,907,007 which is an increase of $1,344,229 (7.24%) from $18,562,778 at
December 31, 1999. Money market accounts decreased $248,973 (1.41%) for the year to date to total $17,379,692 on March 31, 2000. Savings deposits increased by $2,581,771, or 6.28%, for the year to date. Meanwhile, certificates of deposit over $100,000 totaled $9,243,677 on March 31, 2000, an increase of $2,898,498 (45.68%) from the December 31, 1999 total of
$6,345,179. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $62,323,502 on March 31, 2000, a $2,968,802 (4.55%)
decrease from December 31, 1999. The Company attributes the increase in deposits to the general increase in market rates during the period which have made deposits more competitive. In addition, the Bank promoted 13-month and 25-month certificate accounts during the period.

      As a result of the growth in deposits, the Company reduced its short-term borrowings from $2,464,936 at December 31, 1999 to $350,502 at March 31, 2000 by repaying a $2,000,000 advance from the Federal Home Loan Bank of Atlanta. The Company's remaining short-term borrowings consist of amounts payable to the U.S. Treasury on treasury tax and loan accounts.

     ASSET QUALITY. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.


                                                          AT              AT
                                                       MARCH 31,      DECEMBER 31,
                                                          2000            1999
                                                       ---------      ----------
                                                        (DOLLARS IN THOUSANDS)
Restructured loans . . . . . . . . . . . . . .        $   167         $   243
                                                      =======         =======
Non-accrual loans:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . . . . .        $   232         $   237
     Commercial. . . . . . . . . . . . . . . .            135             135
   Real estate -- construction . . . . . . . .            280             280
   Installment . . . . . . . . . . . . . . . .            375             315
   Credit card & related . . . . . . . . . . .              0               0
   Commercial. . . . . . . . . . . . . . . . .             10              45
                                                      -------         -------
       Total nonaccrual loans. . . . . . . . .          1,032           1,012
                                                      -------         -------
Accruing loans past due 90 days or more:
   Real estate -- mortgage:
     Residential . . . . . . . . . . . . . . .             13              43
     Commercial. . . . . . . . . . . . . . . .              0               0
   Real estate -- construction . . . . . . . .              0               0
   Installment . . . . . . . . . . . . . . . .              0               0
   Credit card & related . . . . . . . . . . .              0               0
   Commercial. . . . . . . . . . . . . . . . .              0               0
                                                      -------         -------
       Total accruing loans past due 90
        days or more . . . . . . . . . . . . .             13              43
                                                      -------         -------
       Total non-accrual and past due loans. .        $ 1,045         $ 1,055
                                                      =======         =======
Non-accrual and past due loans to gross loans.           0.66%           0.68%
                                                      =======         =======
Allowance for credit losses to non-accrual
 and past due loans. . . . . . . . . . . . . .         275.89%         276.97%
                                                      =======         =======

     At March 31, 2000, there were $805,000 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses for the three months ended March 31, 2000 and 1999 were as follows:


                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------
                                                     (DOLLARS IN THOUSANDS)
Beginning balance. . . . . . . . . . . . . .          $  2,922     $  2,841
                                                      --------     --------
Charge-offs. . . . . . . . . . . . . . . . .              (203)         (18)
Recoveries . . . . . . . . . . . . . . . . .               164          109
                                                      --------     --------
Net charge-offs. . . . . . . . . . . . . . .               (39)          91
Provisions charged to operations . . . . . .                 0            0
                                                      --------     --------
Ending balance . . . . . . . . . . . . . . .          $  2,883     $  2,932
                                                      ========     ========

Average loans. . . . . . . . . . . . . . . .          $154,428     $133,035
Net charge-offs to average loans
 (annualized). . . . . . . . . . . . . . . .              0.10%       (0.27)%

     During the three months ended March 31, 2000, the Company had a net charge-off of $39,000 compared to a net recovery of $91,000 during the comparable period in 1999. Despite the increase, annualized charge-offs represented only 0.10% of the average loan portfolio. The Company attributes the continued low level of charge-off activity to improved asset quality as the Company has reduced nonperforming assets both in dollar volume and as a percentage of the loan portfolio.

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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2000, totaled $10,356,000, an increase of $1,473,000
(16.58%) from the December 31, 1999 total of $8,883,000.

     The Bank may draw on a $25.5 million line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of March 31, 2000, however, no amounts were outstanding under this line. The Bank also has a secured $5.0 million of credit from another commercial bank on which no amounts were outstanding on March 31, 2000.

     The Company's stockholders' equity increased $291,000 or 1.97%, during the three months ended March 31, 2000, as earnings offset decreases in the equity account attributable to dividends accrued and increase in accumulated other comprehensive loss. Accumulated other comprehensive loss increased $32,000 to $185,000 at March 31, 2000 from $153,000 at December 31, 1999 as a result of unrealized holding losses arising during the period due to increases in interest rates. Retained earnings increased by $229,000 as the result of earnings during the quarter partially offset by dividends accrued. In addition, $64,460 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 2000, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 6.84%, a Tier 1 risk-based capital ratio of 8.90% and a total risk-based capital ratio of 10.16%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

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


                           GLEN BURNIE BANCORP
                           -------------------
                              (Registrant)


Date:  May 12, 2000        By: /s/ John E. Porter
                               --------------------------------
                               John E. Porter
                               Chief Financial Officer
                               (Duly Authorized Representative
                               and Principal Financial Officer)