Form 10-Q
period 2000-06-30
GLEN BURNIE BANCORP
filed 2000-08-14
CIK 890066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          /x/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2000

                                       OR
          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24047

                               GLEN BURNIE BANCORP

             (Exact name of registrant as specified in its charter)

Maryland                                                     52-1782444
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

101 Crain Highway, S.E.
Glen Burnie, Maryland                                        21061
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (410) 766-3300

                                  Inapplicable
              (Former name, former address and former fiscal year
                         if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/

At July 19, 2000, the number of shares outstanding of the registrant's common stock was 1,102,519.

================================================================================

                                TABLE OF CONTENTS

Part I - Financial Information                                              Page
                                                                            ----

                  Item 1.     Financial Statements:

                              Condensed Consolidated Balance Sheets,
                              June 30, 2000 (unaudited) and December 31,
                              1999 (audited)                                   3

                              Condensed Consolidated Statements of Income
                              for the Three And Six Months Ended June 30,
                              2000 and 1999 (unaudited)                        4

                              Condensed Consolidated Statements of
                              Comprehensive Income for the Three and Six
                              Months Ended June 30, 2000 and 1999
                              (unaudited)                                      5

                              Condensed Consolidated Statements of Cash
                              Flows for the Six Months Ended June 30,
                              2000 and 1999 (unaudited)                        6

                              Notes to Unaudited Condensed Consolidated
                              Financial Statements                             7

                  Item 2.     Management's Discussion and Analysis of
                              Financial Condition and Results of Operations    9

                  Item 3.     Quantitative And Qualitative Disclosure About
                              Market Risk                                     13

Part II - Other Information

                  Item 4.     Submission of Matters to a Vote of Security
                              Holders                                         14

                  Item 6.     Exhibits and Reports on Form 8-K                14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (Unaudited)

                                                              June 30, 2000   December 31,
                                                              -------------   ------------
                                     ASSETS                    (unaudited)        1999
                                                                                  ----
Cash and due from banks                                         $   7,477      $   8,317
Interest-bearing deposits in other financial institutions              35             10
Federal funds sold                                                  2,792            556
                                                                ---------      ---------
Cash and cash equivalents                                          10,304          8,883
Investment securities available for sale, at fair value            17,375         15,317
Investment securities held to maturity, at cost
(fair value June 30: $25,552 December 31: $27,042)                 27,238         28,657
Loans, less allowance for credit losses
(June 30: $3,385; December 31: $2,922)                            159,061        151,107
Premises and equipment at cost, less accumulated depreciation       4,137          4,253
Other real estate owned                                               487            559
Other assets                                                        4,085          4,663
                                                                ---------      ---------
                   Total assets                                 $ 222,687      $ 213,439
                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:

Deposits                                                        $ 203,625      $ 194,090
Short-term borrowings                                                 848          2,465
Other liabilities                                                   2,100          1,782
                                                                ---------      ---------
Total liabilities                                               $ 206,573      $ 198,337
                                                                ---------      ---------

STOCKHOLDERS' EQUITY:

Common stock, par value $1,authorized 15,000,000 shares;
issued and outstanding:
June 30: 1,102,516 shares;  December 31: 1,093,496 shares       $   1,102      $   1,093
Surplus                                                            10,292         10,149
Retained earnings                                                   4,909          4,013
Accumulated other comprehensive loss                                 (189)          (153)
                                                                ---------      ---------
                   Total stockholders' equity                      16,114         15,102
                                                                ---------      ---------
                   Total liabilities and stockholders' equity   $ 222,687      $ 213,439
                                                                =========      =========

     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 Three Months Ended June 30    Six Months Ended June 30
                                                                 --------------------------    ------------------------
                                                                     2000         1999             2000         1999
                                                                     ----         ----             ----         ----
Interest income on:
   Loans, including fees                                            $3,573       $2,828           $6,691       $5,720
   U.S. Treasury and U.S. Government agency securities                 664          833            1,340        1,673
    State and Municipal securities                                      13            0               13            0
   Other                                                                68          141              103          304
                                                                    ------       ------           ------       ------

      Total interest income                                          4,318        3,802            8,147        7,697
                                                                    ------       ------           ------       ------

Interest expense on:
   Deposits                                                          1,383        1,366            2,702        2,764
   Short-term borrowings                                                 9           13               34           21
                                                                    ------       ------           ------       ------

      Total interest expense                                         1,392        1,379            2,736        2,785
                                                                    ------       ------           ------       ------

        Net interest income                                          2,926        2,423            5,411        4,912

Provision for credit losses                                              0            0                0            0
                                                                    ------       ------           ------       ------

        Net interest income after provision for credit losses        2,926        2,423            5,411        4,912
                                                                    ------       ------           ------       ------

Other income:
   Service charges on deposit accounts                                 240          280              487          541
   Other fees and commissions                                          182           72              316          133
   Other non-interest income                                             0           67               59           94
   Gains on investment securities                                        0            2                0           27
   Gain on sale of real estate                                         447            0              447            0
                                                                    ------       ------           ------       ------

      Total other income                                               869          421            1,309          795
                                                                    ------       ------           ------       ------

Other expenses:
   Salaries and employee benefits                                    1,400        1,303            2,773        2,595
   Occupancy                                                           143          132              313          273
   Other expenses                                                      922          856            1,765        1,990
                                                                    ------       ------           ------       ------

      Total other expenses                                           2,465        2,291            4,851        4,858
                                                                    ------       ------           ------       ------

Income before income taxes                                           1,330          553            1,869          849

Income tax expense                                                     500          192              672          294
                                                                    ------       ------           ------       ------

Net income                                                            $830         $361           $1,197         $555
                                                                      ====         ====           ======         ====
Basic and diluted earnings per share of common stock                 $0.66        $0.29             $.95        $0.44
                                                                     =====        =====             ====        =====

Weighted average shares of common stock outstanding              1,265,551    1,259,003           65,551    1,259,003
                                                                ==========   ==========           ======   ==========
Dividends declared per share of common stock                        $0.150       $0.083           $0.275       $0.166
                                                                    ======       ======           ======       ======

     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                       Three Months Ended June 30   Six Months Ended June 30
                                                       --------------------------   ------------------------
                                                          2000             1999        2000          1999
                                                          ----             ----        ----          ----
Net income                                                $830             $361      $1,197          $555

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

      Unrealized holding gains (losses) arising             (4)            (122)        (36)         (256)
during period

      Reclassification adjustment for (gains)                0               (1)          0           (16)
                                                          ----             ----      ------          ----
losses included in net income

Comprehensive income                                      $826            $ 238      $1,161         $ 283
                                                          ====            =====      ======         =====

     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                    2000        1999
                                                                    ----        ----
Cash flows from operating activities:
Net income                                                          $1,197        $555
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation, amortization, and accretion                           390         349
   Provision for credit losses                                           0           0
   Changes in assets and liabilities:
      Decrease in other assets                                         587           2
      Increase in other liabilities                                    292         293
                                                                   -------     -------

Net cash provided by operating activities                            2,466       1,199
                                                                   -------     -------

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities      1,817           0
    Proceeds from disposals of investment securities                   500      15,955
    Purchases of investment securities                              (3,030)     (9,901)
    Increase in loans, net                                          (7,954)    (13,367)
    Purchases of premises and equipment                               (245)        (62)
    Purchases of other real estate
    Disposal of other real estate                                       72         584
    Proceeds from sales of premises and equipment                        0           0
                                                                   -------     -------

Net cash used by investing activities                               (8,840)     (6,791)
                                                                   -------     -------

Cash flows from financing activities:
    Increase in deposits, net                                        9,535          52
    Decrease in short-term borrowings                               (1,617)       (257)
    Dividends paid                                                    (275)       (184)
    Common stock dividends reinvested                                  102
    Issuance of common stock                                            50          91
                                                                   -------     -------

Net cash provided (used) by financing activities                     7,795        (298)
                                                                   -------     -------

Increase (decrease) in cash and cash equivalents                     1,421      (5,890)

Cash and cash equivalents, beginning of year                         8,883      16,020
                                                                   -------     -------

Cash and cash equivalents, end of period                           $10,304     $10,130
                                                                   =======     =======

     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2000 and 1999.

      Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      [ANY RESTATEMENTS TO EXPLAIN?]

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

      As a result of the sale, the Bank was required to maintain a loan loss reserve for all non-business accounts with the financial institution of approximately $48,000, that was funded with part of the settlement proceeds. The loan loss reserve is for a one year period, with any remaining reserve returned to the Bank. The Bank has no additional responsibilities for loan losses in excess of the initial reserves. As of June 30, 2000, approximately $44,000 remained in the loan loss reserve. In addition to the loan loss reserve for non-business accounts, the Bank is also required to guarantee all business accounts for a one year period. Total Bank exposure for business accounts is approximately $400,000, with a total outstanding balance of approximately $78,483 as of June 30, 2000.

NOTE 4 - ADOPTION OF NEW FINANCIAL ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $830,000 ($0.66 basic and diluted earnings per share) for the second quarter of 2000, compared to second quarter 1999 consolidated net income of $361,000 ($0.29 basic and diluted earnings per share). Year-to-date consolidated net income for the six months ended June 30, 2000 was $1,197,000 ($.95 basic and diluted earnings per share), compared to $555,000 ($0.44 basic and diluted earnings per share) for the six months ended June 30, 1999. The increase in consolidated net income was primarily due to reductions in the Company's total other non-interest expenses and an increase in both net interest income and other non-interest income.

      Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2000 was $2,926,000 and $5,411,000, respectively, compared to $2,423,000 and
$4,912,000, respectively, for the same periods in 1999, an increase of $503,000 or 20.7% for the three-month period, and an increase of $499,000, or 10.2% for the six-month period. The increase in net interest income for both the three and six-month periods were primarily attributable to an increase in total interest income.

      Interest income increased $516,000 (13.6%) for the three months ended June 30, 2000 and increased $450,000 (5.8%) for the six months ended June 30, 2000, compared to the same periods in 1999. The increases in interest income were attributable to increasing yields on the loan portfolio. Interest income on loans increased $745,000 (26.3%) for the three months ended June 30, 2000, and increased $971,000 (17%) for the six months ended June 30, 2000, compared to the same periods in 1999. These increases were due to growth in the Bank's loan portfolio, as well as the recovery of non-accrual interest on a commercial loan.

      Interest expense increased $13,000 (0.9%) for the three months ended June 30, 2000 compared to the 1999 period, due to an increase in certificates of deposit, and declined $49,000 (1.8%) for the six months ended June 30, 2000, compared to the 1999 period, due to a reduction in federal fund borrowings and money market demand account deposits.

      Net interest margins for the three and six months ended June 30, 2000 were 5.75% and 5.39%, respectively, compared to tax equivalent net interest margins of 4.97% and 5.08% for the three and six months ended June 30, 1999, respectively. The increase in net interest margins for the three and six-months ended June 30, 2000 were primarily due to increases in interest rates on earning assets, and the recovery of non-accrual interest.

      Provision For Credit Losses. The Company made no additional provision for credit losses during the three and six month periods ended June 30, 2000 and 1999. As of June 30, 2000, the allowance for credit losses equaled 883.81% of non-accrual and past due loans compared to 276.97% at December 31, 1999 and 197.84% at June 30, 1999. During the three and six month periods ended June 30, 2000, the Company recorded net recoveries of $502,000 and $463,000, respectively, compared to $93,000 and $2,000, respectively, in net recoveries during the corresponding periods of the prior year. On an annualized basis, net recoveries for the 2000 period represent 0.6% of the average loan portfolio.

      Other Income. Other income increased $448,000 (106.4%) and $514,000 (64.7%), respectively, during the three and six months ended June 30, 2000 compared to the prior year periods. The increases were primarily due to an increase in interchange fees from the Bank's debit card and ATM charges to non-customers included in other fees and commissions, a $59,000 gain recognized on the sale of the Bank's credit card portfolio which is included in "Other non-interest income", and a gain of $447,000 on the sale of other real estate owned. The Company also recorded increases in service charges on deposit accounts and other fees and commissions which the Company attributes to the increases in deposits and in the loan portfolio between the periods.

      Other Expense. Other expense increased by $174,000 (or 7.6%) and decreased $7,000 (or 0.1%), respectively, during the three and six months ended June 30, 2000 compared to the prior year periods. The increase in other expense for the three-month period was primarily attributable to a $97,000, or 7.4%, increase in salary and employee benefit expenses. Included in other expense for the 1999 period was a $150,000 payment made to First Mariner Bancorp in January 1999 pursuant to a standstill agreement compared to a $131,378 payment in the current year. The Company will make three additional payments of $131,378 each over the next three years, provided First Mariner Bancorp complies with the standstill agreement. The decrease in other expense for the six-month period was primarily due to lower legal and professional fees.

      Income Taxes. During the three and six months ended June 30, 2000, the Company recorded income tax expense of $500,000 and $672,000, respectively, compared to an income tax expense of $192,000 and $294,000, respectively, for the corresponding periods of the prior year. The increase in income tax expenses reflect the Company's higher earnings during the current year's periods. The Company's effective tax rate for the three and six month periods in 2000 were 37.59% and 35.96%, respectively, compared to 34.72% and 34.63%, respectively, for the prior year periods.

FINANCIAL CONDITION

      General. The Company's assets increased to $222,687,000 at June 30, 2000 from $213,439,456 at December 31, 1999 primarily due to an increase in the size of the loan portfolio. The Bank's net loans totaled $159,061,000 at June 30, 2000, compared to $151,106,560 on December 31, 1999, an increase of $7,954,000
(5.3%). The increase in loans was primarily attributable to an increase in the indirect loan portfolio. At June 30, 2000, indirect loans totaled $58,978,373 compared to $50,966,968 at December 31, 1999. The Bank's other loan portfolios have held steady or declined during the year.

      The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $44,613,000 at June 30, 2000, a $639,000 or 1.4% increase from $43,974,495 at December 31, 1999. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2000, totaled $10,304,000, an increase of $1,421,000 (16%) from the December 31, 1999 total of $8,883,322. The aggregate market value of investment securities held by the Bank as of June 30, 2000 was $42,927,000 compared to $42,359,004 as of December 31, 1999, a $568,000 (1.3%)
increase.

      Deposits as of June 30, 2000 totaled $203,625,000, an increase of $9,535,000 (4.9%) for the year to date. Demand deposits as of June 30, 2000 totaled $48,914,908 which is an increase of $3,770,615 (8.3%) from $45,144,293 at December 31, 1999. NOW accounts as of June 30, 2000 totaled $19,256,865 which is an increase of $694,087 (3.7%) from $18,562,778 at December 31, 1999. Money market accounts decreased by $769,117 (or 4.4%), from $17,628,664 at December 31, 1999, to $16,859,547 at June 30, 2000. Savings deposits increased by $3,221,254 (or 7.9%) from $40,925,287 at December 31, 1999, to $44,146,541 on
June 30, 2000. Certificates of deposit over $100,000 totaled $8,107,762 on June 30, 2000, an increase of $1,762,583 (27.8%) from the December 31, 1999 total of $6,345,179. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $65,900,672 on June 30, 2000, a $608,368 (.9%) increase from the $65,292,304 total on December 31, 1999.
The Company attributes the increase in deposits to the general increase in market rates during the period which have made deposits more competitive. In addition, the Bank promoted 13-month and 25-month certificate accounts during the period.

      As a result of the growth in deposits, the Company reduced its short-term borrowings from $2,464,936 at December 31, 1999 to $847,666 at June 30, 2000 by repaying a $2,000,000 advance from the Federal Home Loan Bank of Atlanta. The Company's remaining short-term borrowings consist of amounts payable to the U.S. Treasury on treasury tax and loan accounts.

      Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                               At June 30   At December 31,
                                                               ----------   ---------------
                                                                  2000            1999
                                                                  ----            ----
                                                                 (Dollars in Thousands)

Restructured loans                                                $310            $243
                                                                  ====            ====
Non-accrual loans:
   Real estate -- mortgage:
     Residential                                                  $143             237
     Commercial                                                     75             135
   Real estate - construction                                        0             280
   Installment                                                      61             315
   Credit card & related                                             0               0
   Commercial                                                      100              45
                                                                  ----           -----

       Total nonaccrual loans                                      379           1,012
                                                                  ----           -----
Accruing loans past due 90 days or more:
   Real estate - mortgage:
     Residential                                                     1              43
     Commercial                                                      0               0
   Real estate - construction                                        0               0
   Installment                                                       0               0
   Credit card & related                                             0               0
   Commercial                                                        0               0
   Other                                                             3               0
                                                                  ----           -----

       Total accruing loans past due 90 days or more                 4              43
                                                                  ----           -----

       Total non-accrual and past due loans                       $383          $1,055
                                                                  ====          ======

Non-accrual and past due loans to gross loans                     0.24%           0.68%
                                                                  ====            ====

Allowance for credit losses to non-accrual and past due loans   883.81%         276.97%
                                                                ======          ======

      At June 30, 2000, there were $1,811,468 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

      Transactions in the allowance for credit losses for the six months ended June 30, 2000 and 1999 were as follows:

                                                          Six Months Ended
                                                              June 30
                                                              -------
                                                        2000           1999
                                                        ----           ----
                                                       (Dollars in Thousands)
                                                       ----------------------

Beginning balance                                        $2,922         $2,841

Charge-offs                                                (409)          (266)
Recoveries                                                  872            264
                                                      ---------      ---------
Net recoveries                                              463             (2)
Provisions charged to operations                              0              0
                                                      ---------      ---------
Ending balance                                           $3,385         $2,839
                                                      =========      =========

Average loans                                          $155,069       $134,487
Net recoveries to average loans (annualized)               0.60%           0.0%

      During the six months ended June 30, 2000, the Company had net recoveries of $463,000 compared to net charge-offs of $2,000 during the comparable period in 1999. The Company attributes these results to (i) continued recoveries of previously charged-off loans and (ii) a reduction in nonperforming assets (both in dollar volume and as a percentage of the loan portfolio) as the Bank continues to improve the quality of its assets.

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

      The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2000, totaled $10,304,000, an increase of $1,421,000
(16.0%) from the December 31, 1999 total of $8,883,000.

      The Bank may draw on a $25.5 million line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of June 30, 2000, no amounts were outstanding under this line. The Bank also has a secured $5.0 million of credit from another commercial bank on which no amounts were outstanding on June 30, 2000.

      The Company's stockholders' equity increased $1,012,000 or 6.7%, during the six months ended June 30, 2000, as earnings offset decreases in the equity account attributable to accrued dividends and increases in accumulated other comprehensive losses. The Company's accumulated other comprehensive losses increased by $36,000 to $189,000 at June 30, 2000 from $153,000 at December 31, 1999 as a result of unrealized holding losses arising during the period due to increases in interest rates. Retained earnings increased by $896,000 as the result of the Company's earnings during the quarter which were partially offset by accrued dividends. In addition, $152,000 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

      The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 2000, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 7.0%, a Tier 1 risk-based capital ratio of 7.33% and a total risk-based capital ratio of 10.59%.

YEAR 2000

      The Company did not experience any material disruptions due to the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999, and the total cost of modifications to become Y2K compliant did not materially exceed the Company's projections.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On May 11, 2000, the Company held its Annual Meeting of Stockholders. The only matters submitted to the stockholders for a vote were the election of four directors and the authorization of the Board of Directors to select an outside auditing firm for the Company's fiscal year ending December 31, 2000. The nominees submitted for election as directors were Charles L. Hein, Alan E. Hahn, Shirley E. Boyer, and John I. Young.

      At the Meeting, 736,291 shares were voted in favor of Messrs. Hein and Hahn, 734,110 in favor of Ms. Boyer, and 734,740 in favor of Mr. Young, no more than 2,181 shares were voted to withhold approval of any director. As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified. Directors not up for re-election and continuing in office after the Meeting are: F. William Kuethe, Jr., Thomas Clocker, William N. Scherer, Sr., Karen B. Thornwarth, John E. Demyan, Theodore L. Bertier, Jr., F.
W. Kuethe, III, and Mary Lou Wilcox.

      At the Meeting, 738,578 shares were voted in favor of authorizing the Board of Directors to select an outside auditing firm for the Company's fiscal year ending December 31, 2000, 109 shares voted to withhold authorization, and 1,012 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

Exhibit No.
-----------

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Form 8-A filed December 27, 1999, File No. 0-24047)
3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998, File No. 0-24047)
3.3 Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
4.1 Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant's Form 8-A filed December 27, 1999, File No. 0-24047)
10.1 Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 33-62280)
10.2 The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 333-46943)
10.3  Change-in-Control Severance Plan (incorporated by reference to Exhibit
      10.7 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, File No. 0-24047) ??????
10.4 The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)
27    Financial Data Schedule

(b)   Reports on Form 8-K:

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLEN BURNIE BANCORP
                                        (Registrant)


Date: August ___, 2000                  By: /s/ F. William Kuethe, Jr.
                                            ------------------------------------
                                            F. William Kuethe, Jr.
                                            President, Chief Executive Officer


                                        By: /s/ John E. Porter
                                            ------------------------------------
                                            John E. Porter
                                            Chief Financial Officer