Form 10-Q/A
period 2000-06-30
GLEN BURNIE BANCORP
filed 2000-09-21
CIK 890066

                                       1
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2000

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No __
                                       ---
At July 19, 2000, the number of shares outstanding of the registrant's common stock was 1,102,519.

                              TABLE OF CONTENTS

Part I - Financial Information                                             Page

Item 1.  Financial Statements:
         -------

         Condensed  Consolidated  Balance Sheets,
         June 30, 2000 (unaudited) and December 31, 1999 (audited)           3

         Condensed Consolidated Statements of Income for the Three
         And Six Months Ended June 30, 2000 and 1999 (unaudited)             4

         Condensed Consolidated Statements of Comprehensive Income
         for the Three and Six Months Ended June 30, 2000 and
         1999 (unaudited)                                                    5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and 1999 (unaudited)                     6

         Notes to Unaudited Condensed Consolidated Financial Statements      7


Item 2.  Management's Discussion and Analysis of Financial Condition
-------  and Results of Operations                                           8

Item 3.  Quantitative And Qualitative Disclosure About Market Risk          12
-------




Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders                13
-------

Item 6.  Exhibits and Reports on Form 8-K                                   13
-------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (Unaudited)

                                                                                        June 30, 2000       December 31,
                                     ASSETS                                               (unaudited)           1999
                                                                                          -----------           ----

Cash and due from banks                                                                     $7,477           $ 8,317
Interest-bearing deposits in other financial institutions                                       35                10
Federal funds sold                                                                           2,792               556
                                                                                             -----               ---
Cash and cash equivalents                                                                   10,304             8,883
Investment securities available for sale, at fair value                                     17,375            15,317
Investment securities held to maturity, at cost
(fair value June 30: $25,552 December 31: $27,042)                                          27,238            28,657
Loans, less allowance for credit losses
(June 30: $3,385; December 31: $2,922)                                                     159,061           151,107
Premises and equipment at cost, less accumulated depreciation                                4,137             4,253
Other real estate owned                                                                        487               559
Other assets                                                                                 4,085             4,663
                                                                                          --------         ---------
                   Total assets                                                           $222,687         $ 213,439
                                                                                          ========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:

Deposits                                                                                 $ 203,625         $ 194,090
Short-term borrowings                                                                          848             2,465
Other liabilities                                                                            2,100             1,782
                                                                                         ---------         ---------
Total liabilities                                                                        $ 206,573         $ 198,337
                                                                                         ---------         ---------

STOCKHOLDERS' EQUITY:

Common stock, par value $1,authorized 15,000,000 shares; issued and outstanding:
June 30: 1,102,516 shares;  December 31: 1,093,496 shares                                   $1,102           $ 1,093
Surplus                                                                                     10,292            10,149
Retained earnings                                                                            4,909             4,013
Accumulated other comprehensive loss                                                         (189)             (153)
                                                                                         ---------         ---------
                   Total stockholders' equity                                               16,114            15,102
                                                                                         ---------         ---------
                   Total liabilities and stockholders' equity                            $ 222,687         $ 213,439
                                                                                         =========         =========

                See accompanying notes to condensed consolidated
                             financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                 Three Months Ended June 30        Six Months Ended June 30
                                                                 --------------------------        ------------------------
                                                                      2000           1999             2000           1999
                                                                      ----           ----             ----           ----
Interest income on:
   Loans, including fees                                            $3,573         $2,828           $6,691         $5,720
   U.S. Treasury and U.S. Government agency securities                 664            833            1,340          1,673
    State and Municipal securities                                      13              0               13              0
   Other                                                                68            141              103            304
                                                                     -----          -----            -----          -----

       Total interest income                                         4,318          3,802            8,147          7,697
                                                                     -----          -----            -----          -----

Interest expense on:
   Deposits                                                          1,383          1,366            2,702          2,764
   Short-term borrowings                                                 9             13               34             21
                                                                     -----          -----            -----          -----

       Total interest expense                                        1,392          1,379            2,736          2,785
                                                                     -----          -----            -----          -----

          Net interest income                                        2,926          2,423            5,411          4,912

Provision for credit losses                                              0              0                0              0
                                                                     -----          -----            -----          -----

          Net interest income after provision for credit             2,926          2,423            5,411          4,912
                                                                     -----          -----            -----          -----
losses

Other income:
   Service charges on deposit accounts                                 240            280              487            541
   Other fees and commissions                                          182             72              316            133
   Other non-interest income                                             0             67               59             94
   Gains on investment securities                                        0              2                0             27
   Gain on sale of real estate                                         447              0              447              0
                                                                       ---            ---              ---            ---

       Total other income                                              869            421            1,309            795
                                                                       ---            ---            -----            ---

Other expenses:
   Salaries and employee benefits                                    1,400          1,303            2,773          2,595
   Occupancy                                                           143            132              313            273
   Other expenses                                                      922            856            1,765          1,990
                                                                     -----          -----            -----          -----

       Total other expenses                                          2,465          2,291            4,851          4,858
                                                                     -----          -----            -----          -----

Income before income taxes                                           1,330            553            1,869            849

Income tax expense                                                     500            192              672            294
                                                                     -----          -----            -----          -----

Net income                                                           $ 830          $ 361           $1,197          $ 555
                                                                     =====          =====           ======          =====
Basic and diluted earnings per share of common stock                 $0.66          $0.29           $  .95         $ 0.44
                                                                     =====          =====           ======         ======

Weighted average shares of common stock outstanding              1,265,551      1,259,003        1,265,551      1,259,003
                                                                 =========      =========        =========      =========
Dividends declared per share of common stock                        $0.150         $0.083           $0.275         $0.166
                                                                    ======         ======           ======         ======

                See accompanying notes to condensed consolidated
                             financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                       Three Months Ended June 30        Six Months Ended June 30
                                                       --------------------------        ------------------------
                                                          2000             1999             2000          1999
                                                          ----             ----             ----          ----

Net income                                                $830             $361           $1,197          $555

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

      Unrealized holding gains (losses) arising            (4)             (122)             (36)         (256)
        during period

      Reclassification adjustment for (gains)               0                (1)               0           (16)
        losses included in net income                    ----              ----            -----          ----

Comprehensive income                                     $826              $238           $1,161          $283
                                                         ====              ====           ======          ====


                See accompanying notes to condensed consolidated
                             financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Six Months Ended June 30,
                                                                                               2000              1999
                                                                                               ----              ----
Cash flows from operating activities:
Net income                                                                                   $1,197              $555
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                    390               349
   Provision for credit losses                                                                    0                 0
   Changes in assets and liabilities:
      Decrease in other assets                                                                  587                 2
      Increase in other liabilities                                                             292               293
                                                                                              -----              ----
Net cash provided by operating activities                                                     2,466             1,199
                                                                                              -----             -----

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities                               1,817                 0
    Proceeds from disposals of investment securities                                            500            15,955
    Purchases of investment securities                                                       (3,030)           (9,901)
    Increase in loans, net                                                                   (7,954)          (13,367)
    Purchases of premises and equipment                                                        (245)              (62)
    Purchases of other real estate
    Disposal of other real estate                                                                72               584
    Proceeds from sales of premises and equipment                                                 0                 0
                                                                                             ------            ------
Net cash used by investing activities                                                        (8,840)           (6,791)
                                                                                             ------            ------

Cash flows from financing activities:
    Increase in deposits, net                                                                 9,535                52
    Decrease in short-term borrowings                                                        (1,617)             (257)
    Dividends paid                                                                             (275)             (184)
    Common stock dividends reinvested                                                           102
    Issuance of common stock                                                                     50                91
                                                                                              -----             -----
Net cash provided (used) by financing activities                                              7,795              (298)
                                                                                              -----              -----

Increase (decrease) in cash and cash equivalents                                              1,421            (5,890)

Cash and cash equivalents, beginning of year                                                  8,883            16,020
                                                                                            -------          --------
Cash and cash equivalents, end of period                                                    $10,304          $ 10,130
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

                                                                                        At June 30        At December 31,
                                                                                        ----------        ---------------
                                                                                            2000                 1999
                                                                                            ----                 ----
                                                                                              (Dollars in Thousands)

Restructured loans                                                                           $310                $243
                                                                                             ====                ====

Non-accrual loans:
   Real estate -- mortgage:
     Residential                                                                            $ 143                 237
     Commercial                                                                                75                 135
   Real estate - construction                                                                   0                 280
   Installment                                                                                 61                 315
   Credit card & related                                                                        0                   0
   Commercial                                                                                 100                  45
                                                                                              ---               -----

       Total nonaccrual loans                                                                 379               1,012
                                                                                              ---               -----

Accruing loans past due 90 days or more: Real estate - mortgage:
     Residential                                                                                1                  43
     Commercial                                                                                 0                   0
   Real estate - construction                                                                   0                   0
   Installment                                                                                  0                   0
   Credit card & related                                                                        0                   0
   Commercial                                                                                   0                   0
   Other                                                                                        3                   0
                                                                                              ---                 ---
       Total accruing loans past due 90 days or more                                            4                  43
                                                                                              ---                 ---

       Total non-accrual and past due loans                                                  $383              $1,055
                                                                                             ====              ======

Non-accrual and past due loans to gross loans                                                0.24%               0.68%
                                                                                             ====                ====

Allowance for credit losses to non-accrual and past due loans                              883.81%             276.97%
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

         Transactions in the allowance for credit losses for the six months ended June 30, 2000 and 1999 were as follows:

                                                                                                  Six Months Ended
                                                                                                       June 30
                                                                                                 2000          1999
                                                                                                 ----          ----
                                                                                               (Dollars in Thousands)

Beginning balance                                                                               $2,922       $2,841

Charge-offs                                                                                       (409)        (266)
Recoveries                                                                                         872          264
                                                                                                ------       ------
Net recoveries                                                                                     463           (2)
Provisions charged to operations                                                                     0            0
                                                                                                ------       ------
Ending balance                                                                                  $3,385       $2,839
                                                                                                ======       ======

Average loans                                                                                 $155,069     $134,487
Net recoveries to average loans (annualized)                                                      0.60%         0.0%


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

                                      GLEN BURNIE BANCORP
                                      (Registrant)



Date: August 14, 2000                 By:     /s/ F. William Kuethe, Jr.
                                         ---------------------------------------
                                         F. William Kuethe, Jr.
                                         President, Chief Executive Officer



                                      By:    /s/ John E. Porter
                                         ---------------------------------------
                                         John E. Porter
                                         Chief Financial Officer