Form 10-Q
period 2000-09-30
GLEN BURNIE BANCORP
filed 2000-11-14
CIK 890066

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2000

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24047
                                                -------


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

At November 7, 2000, the number of shares outstanding of the registrant's common stock was 1,104,956.

                               TABLE OF CONTENTS




Part I - Financial Information                                             Page
                                                                           ----

 Item 1. Financial Statements:
 -------

         Condensed Consolidated Balance Sheets,
         September 30, 2000 (unaudited) and December 31, 1999 (audited)       3

         Condensed Consolidated Statements of Income for the Three
         And Nine Months Ended September 30, 2000 and 1999 (unaudited)        4

         Condensed Consolidated Statements of Comprehensive Income
         for the Three and Nine Months Ended September 30, 2000 and
         1999 (unaudited)                                                     5

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and 1999 (unaudited)                 6

         Notes to Unaudited Condensed Consolidated Financial Statements       7

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  and Results of Operations                                            9

Item 3.  Quantitative And Qualitative Disclosure About Market Risk           13
-------


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    14
-------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (Unaudited)

                                                                                   September 30,     December 31,
                                     ASSETS                                             2000             1999
                                                                                        ----             ----
                                                                                    (unaudited)

Cash and due from banks                                                                $7,937         $  8,317
Interest-bearing deposits in other financial institutions                                  41               10
Federal funds sold                                                                      3,887              556
                                                                                       ------         --------
Cash and cash equivalents                                                              11,865            8,883
Investment securities available for sale, at fair value                                16,772           15,317
Investment securities held to maturity, at cost
(fair value September 30: $31,542 December 31: $27,042)                                32,855           28,657
Loans, less allowance for credit losses
(September 30: $3,456; December 31: $2,922)                                           163,281          151,107
Premises and equipment at cost, less accumulated depreciation                           4,013            4,253
Other real estate owned                                                                   487              559
Other assets                                                                            4,267            4,663
                                                                                     --------         --------
                   Total assets                                                      $233,540         $213,439
                                                                                     ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:

Deposits                                                                             $201,857         $194,090
Short-term borrowings                                                                     785            2,465
Long-term borrowings                                                                    7,000                0
Other liabilities                                                                       2,364            1,782
                                                                                     --------         --------
Total liabilities                                                                     212,006          198,337
                                                                                     --------         --------

Guaranteed preferred beneficial interests in Glen Burnie Bancorp junior
   subordinated debentures                                                              5,000                0
                                                                                     --------         --------
STOCKHOLDERS' EQUITY:

Common stock, par value $1,authorized 15,000,000 shares; issued and outstanding:
September 30: 1,104,956 shares; December 31: 1,093,496 shares                        $  1,105        $   1,093
Surplus                                                                                10,327           10,149
Retained earnings                                                                       5,209            4,013
Accumulated other comprehensive loss                                                    (107)            (153)
                                                                                     --------        ---------
                   Total stockholders' equity                                          16,534           15,102
                                                                                     --------        ---------
                   Total liabilities and stockholders' equity                        $233,540        $ 213,439
                                                                                     ========        =========

     See accompanying notes to condensed consolidated financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               Three Months Ended September 30  Nine Months Ended September 30
                                                               -------------------------------  ------------------------------
                                                                      2000           1999             2000           1999
                                                                      ----           ----             ----           ----
Interest income on:
   Loans, including fees                                            $3,363         $3,038          $10,054         $8,758
   U.S. Treasury and U.S. Government agency securities                 677            790            2,017          2,463
   State and Municipal securities                                       32              0               45              0
   Other                                                                69            129              172            433
                                                                    ------          -----            -----         ------
       Total interest income                                         4,141          3,957           12,288         11,654
                                                                    ------          -----           ------         ------

Interest expense on:
   Deposits                                                          1,422          1,388            4,124          4,152
   Short-term borrowings                                                56             22               90             43
                                                                     -----          -----            -----          -----
       Total interest expense                                        1,478          1,410            4,214          4,195
                                                                     -----          -----            -----          -----

          Net interest income                                        2,663          2,547            8,074          7,459

Provision for credit losses                                              0              0                0              0
                                                                     -----          -----            -----          -----
          Net interest income after provision for credit losses      2,663          2,547            8,074          7,459
                                                                     -----          -----            -----          -----

Other income:
   Service charges on deposit accounts                                 237            293              724            834
   Other fees and commissions                                          148             74              464            207
   Other non-interest income                                             1             24               60            118
   Gains (loss) on investment securities                              (26)              2             (26)             29
   Gain on sale of real estate                                           0              0              447              0
                                                                         -              -              ---          -----
       Total other income                                              360            393            1,669          1,188
                                                                     -----            ---            -----          -----
Other expenses:
   Salaries and employee benefits                                    1,368          1,365            4,141          3,960
   Occupancy                                                           155            150              468            415
   Other expenses                                                      815            799            2,580          2,797
                                                                     -----          -----            -----          -----
       Total other expenses                                          2,338          2,314            7,189          7,172
                                                                     -----          -----            -----          -----

Income before income taxes                                             685            626            2,554          1,475

Income tax expense                                                     219            223              891            512
                                                                     -----          -----           ------          -----

Net income                                                            $466           $403           $1,663          $ 963
                                                                      ====           ====           ======          =====
Basic and diluted earnings per share of common stock                   .42            .37             1.51            .88
                                                                      ====           ====           ======          =====

Weighted average shares of common stock outstanding              1,102,518      1,088,404        1,099,427      1,084,318
                                                                 =========      =========        =========      =========
Dividends declared per share of common stock                          0.15           .083            0.425           .249
                                                                      ====           ====            =====           ====

     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                            Three Months Ended              Nine Months Ended
                                                            -------------------             -----------------
                                                                September 30                   September 30
                                                            2000           1999             2000          1999
                                                            ----           ----             ----          ----

Net income                                                  $466           $403           $1,663          $963

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

      Unrealized holding gains (losses)                       82           (277)              46         (514)
        arising during period

      Reclassification adjustment for (gains)                 16             (2)              16           (21)
        losses included in net income                       ----           ----           ------          ----

Comprehensive income                                        $564           $124           $1,725          $428
                                                            ====           ====           ======          ====


     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           Nine Months Ended September 30,
                                                                                               2000              1999
                                                                                               ----              ----

Cash flows from operating activities:
Net income                                                                                   $1,663              $963
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                    881               507
   Provision for credit losses                                                                    0                 0
   Changes in assets and liabilities:
      Decrease in other assets                                                                  320               100
      Increase in other liabilities                                                             590               582
                                                                                              -----             -----

Net cash provided by operating activities                                                     3,454             2,152
                                                                                              -----             -----
Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities                               6,700                 0
    Proceeds from disposals of investment securities                                          1,000            20,011
    Purchases of investment securities                                                      (13,595)          (11,856)
    Increase in loans, net                                                                  (12,174)          (21,399)
    Purchases of premises and equipment                                                        (277)             (211)
    Purchases of other real estate                                                                0              (130)
    Proceeds from sale of other real estate                                                      72               584
                                                                                            -------           -------
Net cash used by investing activities                                                       (18,274)          (13,001)
                                                                                            -------           -------
Cash flows from financing activities:
    Increase (decrease) in deposits, net                                                      7,767            (2,347)
    Increase (decrease) in short-term borrowings                                             (1,680)            7,691
    Proceeds from long-term borrowings                                                        7,000                 0
    Dividends paid                                                                             (475)             (243)
    Common stock dividends reinvested                                                           140                 0
    Issuance of guaranteed preferred beneficial interests in
        Glen Burnie Bancorp junior subordinated debentures                                    5,000                 0
    Issuance of common stock                                                                     50               205
                                                                                             ------           -------
Net cash provided by financing activities                                                    17,802             5,306
                                                                                             ------           -------
Increase (decrease) in cash and cash equivalents                                              2,982            (5,543)

Cash and cash equivalents, beginning of year                                                  8,883            16,020
                                                                                            -------           -------

Cash and cash equivalents, end of period                                                    $11,865           $10,477
                                                                                            =======           =======

     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2000 and 1999.

         Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         As a result of the sale, the Bank was required to maintain a loan loss reserve for all non-business accounts with the financial institution of approximately $48,000, that was funded with part of the settlement proceeds. This reserve is for a one year period, with any remaining reserve returned to the Bank. The Bank has no additional responsibilities for any loan losses in excess of the initial reserves. As of September 30, 2000, approximately $23,000 remained in the loan loss reserve. In addition to the loan loss reserve for non-business accounts, the Bank is also required to guarantee all business accounts for a one year period. Total Bank exposure for business accounts is approximately $400,000, with a total outstanding balance of approximately $73,111 as of September 30, 2000.

NOTE 4 - JUNIOR SUBORDINATED DEBENTURES

         On September 7, 2000, Glen Burnie Statutory Trust I, a Connecticut business trust newly formed and wholly owned by Glen Burnie Bancorp, issued $5 million of capital securities at 10.6% to institutional investors. The proceeds were upstreamed to Glen Burnie Bancorp as junior subordinated debt under the same terms and conditions. Glen Burnie Bancorp has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I's obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Statements of Condition as "Guaranteed Preferred Beneficial Interests in Glen Burnie Bancorp's Junior Subordinated Debentures." The sole asset of the Statutory Trust I is $5 million of junior subordinated debentures issued by Glen Burnie Bancorp. These junior subordinated debentures also carry an interest rate of 10.6 percent. Both the capital securities of Statutory Trust I and the junior subordinated debentures of Glen Burnie Bancorp will mature on September 7, 2030; however, under certain circumstances, the maturity of both may be shortened to a date not earlier than September 7, 2010.

NOTE 5 - LONG-TERM BORROWINGS

          Term borrowings consist of a $7,000,000 convertible advance from the Federal Home Loan Bank of Atlanta. The borrowing has a final maturity of September 29, 2010 and an interest rate of 5.84%, which is fixed for two years through September 2002. At that time, the Federal Home Loan Bank of Atlanta has the option of converting the rate to 3 month LIBOR, however, if converted the borrowing can be prepaid without penalty. This borrowing is secured by a blanket lien on the bank's mortgage loan portfolio.

NOTE 6 - SUBSEQUENT EVENT

         In October 2000, the Bank settled the net assets of its terminated defined benefit plan. Net proceeds from the settlement were $2,902,906, of which the Bank will recognize a settlement gain of $1,591,000 in the 4th quarter 2000. The Bank will also accrue a 25% safe harbor retirement plan contribution of $397,700, that will be included in employee benefit expenses, and excise taxes of $238,600, payable on settlement gains recognized, included in Federal and state income tax expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $466,000 ($.42 basic and diluted earnings per share) for the third quarter of 2000, compared to third quarter 1999 consolidated net income of $403,000 ($0.37 basic and diluted earnings per share). Year-to-date consolidated net income for the nine months ended September 30, 2000 was $1,663,000 ($1.51 basic and diluted earnings per share), compared to $963,000 ($.88 basic and diluted earnings per share) for the nine months ended September 30, 1999. The increase in consolidated net income was primarily due to an increase in both net interest income and other non-interest income.

         Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2000 was $2,663,000 and $8,074,000, respectively, compared to $2,547,000 and $7,549,000, respectively, for the same periods in 1999, an increase of $116,000 or 4.6% for the three month period, and an increase of $525,000, or 7% for the nine month period. The increase in net interest income for both the three and nine month periods were primarily attributable to an increase in total interest income.

         Interest income increased $184,000 (4.6%) for the three months ended September 30, 2000 and increased $634,000 (5.4%) for the nine months ended September 30, 2000, compared to the same periods in 1999. The increases in interest income were attributable to increasing yields on the loan portfolio net of decreases in investments and other interest income. Interest income on loans increased $325,000 (10.7%) for the three months ended September 30, 2000, and increased $1,296,000 (14.8%) for the nine months ended September 30, 2000, compared to the same periods in 1999. These increases were due to growth in the Bank's loan portfolio.

         Interest expense increased $68,000 (4.8%) for the three months ended September 30, 2000 compared to the 1999 period, due to an increase in certificates of deposit, and increased $19,000 (0.5%) for the nine months ended September 30, 2000, compared to the 1999 period, due to an increase in federal fund borrowings and certificates of deposit, which more than offset a decline in the interest paid on money market demand account deposits.

         Net interest margins for the three and nine months ended September 30, 2000 were 5.19% and 5.42%, respectively, compared to tax equivalent net interest margins of 5.03% and 5.03% for the three and nine months ended September 30, 1999, respectively. The increase in net interest margins for the three and nine months ended September 30, 2000 were primarily due to increases in interest rates on earning assets, and the recovery of non-accrual interest.

         Provision For Credit Losses. The Company made no additional provision for credit losses during the three and nine month periods ended September 30, 2000 and 1999. As of September 30, 2000, the allowance for credit losses equaled 771.2% of non-accrual and past due loans compared to 276.97% at December 31, 1999 and 260.6% at September 30, 1999. During the three and nine month periods ended September 30, 2000, the Company recorded net recoveries of $71,000 and $534,000, respectively, compared to $159,000 and $157,000, respectively, in net charge-offs during the corresponding periods of the prior year. On an annualized basis, net recoveries for the 2000 period represent .45% of the average loan portfolio.

         Other Income. Other income decreased $33,000 (8.4%) and increased $481,000 (40.5%), respectively, during the three and nine months ended September 30, 2000 compared to the prior year periods. The increase was primarily due to an increase in interchange fees from the Bank's debit card and ATM charges to non-customers included in other fees and commissions, a $59,000 gain recognized on the sale of the Bank's credit card portfolio which is included in "Other non-interest income", and a gain of $447,000 on the sale of other real estate owned. The Company also recorded increases in service charges on deposit accounts and other fees and commissions, which the Company attributes to the increases in deposits and in the loan portfolio between the periods.

         Other Expense. Other expense increased by $24,000 (or 1.0%) and $17,000 (or 0.2%), respectively, during the three and nine months ended September 30,

2000 compared to the prior year periods. Included in other expense for the 1999 period was a $150,000 payment made to First Mariner Bancorp in January 1999 pursuant to a standstill agreement compared to a $131,378 payment in the current year. The Company will make three additional payments of $131,378 each over the next three years, provided First Mariner Bancorp complies with the standstill agreement. The increase in other expense for the nine month period was primarily due to an increase in employee salaries and employee benefits.

         Income Taxes. During the three and nine months ended September 30, 2000, the Company recorded income tax expense of $219,000 and $891,000, respectively, compared to an income tax expense of $223,000 and $512,000, respectively, for the corresponding periods of the prior year. The Company's effective tax rate for the three and nine month periods in 2000 were 32.0% and 34.9%, respectively, compared to 35.6% and 34.7%, respectively, for the prior year periods.

FINANCIAL CONDITION

         General. The Company's assets increased to $233,539,000 at September 30, 2000 from $213,439,456 at December 31, 1999 primarily due to an increase in the size of the loan portfolio. The Bank's net loans totaled $163,280,685 at September 30, 2000, compared to $151,106,560 on December 31, 1999, an increase of $12,174,125 (8.1%). The increase in loans was primarily attributable to an increase in the indirect loan portfolio. At September 30, 2000, indirect loans totaled $61,766,561 compared to $50,966,968 at December 31, 1999. The Bank's other loan portfolios have held steady or declined during the year.

         The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $49,626,948 at September 30, 2000, a $5,652,453 or 12.9%
increase from $43,974,495 at December 31, 1999. The increase was primarily the result of investing the proceeds from the Trust Preferred issuance. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2000, totaled $11,865,648, an increase of $2,982,326 (33.6%) from the December 31, 1999 total of $8,883,322. The aggregate market value of investment securities held by the Bank as of September 30, 2000 was $48,314,000 compared to $42,359,000 as of December 31, 1999, a $5,955,000 (14.1%) increase.

         Deposits as of September 30, 2000 totaled $201,857,000, an increase of $7,767,000 (4.0%) for the year to date. Demand deposits as of September 30, 2000 totaled $48,486,893, which is an increase of $3,342,600 (7.4%) from $45,144,293 at December 31, 1999. NOW accounts as of September 30, 2000 totaled $19,431,929 which is an increase of $869,151 (4.7%) from $18,562,778 at December 31, 1999. Money market accounts decreased by $1,320,614 (or 7.5%), from $17,628,664 at December 31, 1999, to $16,308,050 at September 30, 2000. Savings deposits increased by $1,949,167 (or 4.8%) from $40,925,287 at December 31, 1999, to
$42,874,454 on September 30, 2000. Certificates of deposit $100,000 and over totaled $10,574,053 on September 30, 2000, an increase of $4,228,874 (66.6%)
from the December 31, 1999 total of $6,345,179. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $64,062,825 on September 30, 2000, a $1,229,479 (1.9%) decrease from the
$65,292,304 total on December 31, 1999. The Company attributes the increase in deposits to the general increase in market rates during the period, which have made deposits more competitive. In addition, the Bank promoted 13-month and 25-month certificate accounts during the period.

         As a result of the growth in deposits, the Company reduced its short-term borrowings from $2,464,936 at December 31, 1999 to $785,265 at September 30, 2000. The Company's remaining short-term borrowings consist of amounts payable to the U.S. Treasury on treasury tax and loan accounts.

         In September 2000, a newly formed trust subsidiary of the Company issued $5,000,000 of trust preferred capital securities, the proceeds of which were paid to the Company in payment for the Company's junior subordinated debentures issued to the trust. These proceeds are considered tier 1 capital for regulatory purposes. On September 29, 2000, the company obtained a $7,000,000 advance from the FHLB of Atlanta. The purpose of the advance was to fund an arbitrage to partially offset the interest cost of the Trust Preferred transaction.

         Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                                      At September 30     At December 31,
                                                                                           2000                1999
                                                                                           ----                ----
                                                                                            (Dollars in Thousands)

Restructured loans                                                                         $306                $243
                                                                                           ====                ====
Non-accrual loans:
   Real estate -- mortgage:
     Residential                                                                           $123                 237
     Commercial                                                                              76                 135
   Real estate - construction                                                                 0                 280
   Installment                                                                              136                 315
   Credit card & related                                                                      0                   0
   Commercial                                                                               100                  45
                                                                                           ----               -----
       Total nonaccrual loans                                                               435               1,012
                                                                                           ----               -----

Accruing loans past due 90 days or more: Real estate - mortgage:
     Residential                                                                             10                  43
     Commercial                                                                               0                   0
   Real estate - construction                                                                 0                   0
   Installment                                                                                0                   0
   Credit card & related                                                                      1                   0
   Commercial                                                                                 0                   0
   Other                                                                                      2                   0
                                                                                           ----                ----
       Total accruing loans past due 90 days or more                                         13                  43
                                                                                           ----                ----

       Total non-accrual and past due loans                                                $448              $1,055
                                                                                           ====              ======

Non-accrual and past due loans to gross loans                                              0.27%               0.68%
                                                                                           ====                ====

Allowance for credit losses to non-accrual and past due loans                             771.2%             276.97%
                                                                                          =====              ======

         At September 30, 2000, there were $151,000 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

         Transactions in the allowance for credit losses for the nine months ended September 30, 2000 and 1999 were as follows:


                                                                                                  Nine Months Ended
                                                                                                    September 30
                                                                                                  2000         1999
                                                                                                  ----         ----
                                                                                               (Dollars in Thousands)

Beginning balance                                                                               $2,922       $2,841

Charge-offs                                                                                       (511)        (523)
Recoveries                                                                                       1,045          366
                                                                                                 -----       ------
Net recoveries (charge-offs)                                                                       534         (157)
Provisions charged to operations                                                                     0            0
                                                                                                 -----       ------
Ending balance                                                                                  $3,456       $2,684
                                                                                                ======       ======

Average loans                                                                                 $156,927     $137,569
Net recoveries to average loans (annualized)                                                      0.45%        0.11%


         During the nine months ended September 30, 2000, the Company had net recoveries of $534,000 compared to net charge-offs of $157,000 during the comparable period in 1999. The Company attributes these results to (i) continued recoveries of previously charged-off loans and (ii) a reduction in nonperforming assets (both in dollar volume and as a percentage of the loan portfolio) as the Bank continues to improve the quality of its assets.

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

         The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2000, totaled $11,865,000, an increase of $2,982,000 (33.6%) from the December 31, 1999 total of $8,883,000.

         The Bank may draw on a $25.5 million line of credit from the Federal Home Loan Bank of Atlanta. Borrowings under the line are secured by a lien on the Bank's residential mortgage loans. As of September 30, 2000, $7,000,000 was outstanding under this line as detailed in Note 5. The Bank also has a secured $5.0 million of credit from another commercial bank on which no amounts were outstanding on September 30, 2000.

         The Company's stockholders' equity increased $1,432,000 or 9.5%, during the nine months ended September 30, 2000, as earnings offset decreases in the equity account attributable to accrued dividends. The Company's accumulated other comprehensive losses decreased by $46,000 to $107,000 at September 30, 2000 from $153,000 at December 31, 1999 as a result of unrealized holding gains arising during the period due to decreases in interest rates. Retained earnings increased by $1,196,000 as the result of the Company's earnings during the nine months ended September 30, 2000, which were partially offset by accrued dividends. In addition, $140,000 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

         The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 2000, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.55%, a Tier 1 risk-based capital ratio of 12.37% and a total risk-based capital ratio of 13.63%.


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

                                       GLEN BURNIE BANCORP
                                       (Registrant)


Date: November 13, 2000                By:    /s/ F. William Kuethe, Jr.
                                          --------------------------------------
                                          F. William Kuethe, Jr.
                                          President, Chief Executive Officer


                                       By:    /s/ John E. Porter
                                          --------------------------------------
                                          John E. Porter
                                          Chief Financial Officer