Form 10-K405
period 2000-12-31
GLEN BURNIE BANCORP
filed 2001-03-28
CIK 890066

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

                         COMMISSION FILE NUMBER: 0-24047

                               GLEN BURNIE BANCORP
             (Exact name of registrant as specified in its charter)

              MARYLAND                                      52-1782444
  ----------------------------------                   ----------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

101 CRAIN HIGHWAY, S.E., GLEN BURNIE, MARYLAND                 21061
----------------------------------------------         ----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (410) 766-3300

           Securities registered pursuant to Section 12(b) of the Act:

Title of Class                        Name of Each Exchange on Which Registered
      None                                             None
----------------                              ------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                                 --------------
                          COMMON STOCK, $1.00 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 2001 was $12,284,680.

The number of shares of common stock outstanding as of March 13, 2001 was 1,102,049.

                       DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders (to be filed).

                               GLEN BURNIE BANCORP
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS
                                -----------------


                                     PART I

Item 1.    Business                                                                                         3
Item 2.    Properties                                                                                      17
Item 3.    Legal Proceedings                                                                               18
Item 4.    Submission of Matters to a Vote of Security-Holders                                             18
           Executive Officers of the Registrant                                                            18


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                                                        19
Item 6.    Selected Financial Data                                                                         20
Item 7.    Management's Discussion and Analysis of Financial
                Conditions and Results of Operations                                                       21
Item 7A.   Quantitative And Qualitative Disclosures About Market Risk                                      27
Item 8.    Financial Statements and Supplementary Data                                                     27
Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosures                                                    27


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                              28
Item 11.   Executive Compensation                                                                          28
Item 12.   Security Ownership of Certain Beneficial Owners
                and Management                                                                             28
Item 13.   Certain Relationships and Related Transactions                                                  28

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports                                             29
             on Form 8-K

                                     PART I

ITEM 1.    BUSINESS

GENERAL

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

MARKET AREA

           The Bank considers its principal market area for lending and deposit products to consist of Northern Anne Arundel County, Maryland, which consists of those portions of the county north of U.S. Route 50. Northern Anne Arundel County includes mature suburbs of the City of Baltimore, which in recent years have experienced modest population growth and are characterized by an aging population. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at the nearby Baltimore Washington International Airport. Anne Arundel County is generally considered to have more affordable housing than other suburban Baltimore areas and has begun to attract younger persons and minorities on this basis. This inflow, however, has not been sufficient to affect current population trends.

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

           After several years of portfolio run-off, the Company's loan portfolio increased during the past two fiscal years, as the result of the introduction of an indirect automobile lending program in 1998. The Bank's loan portfolio had decreased in size in prior years primarily due to declines in the size of its construction loan portfolio and in its installment and commercial loan portfolios. The declines in the construction portfolio reflected the significant increase in such lending in fiscal year 1994 which was not sustained in subsequent years. The run-off in the commercial portfolio reflected the Bank's decision to decrease its equipment and automobile lease-based lending because of the difficulties encountered in monitoring the financial condition of borrowers on purchased leases. The declines in the installment and commercial loan portfolios also reflected in part the substantial charge-offs which the Bank took during fiscal years 1996 and 1995.

           The following table provides information on the composition of the loan portfolio at the indicated dates.

                                                                         AT DECEMBER 31,

                                   2000                1999                  1998                   1997                  1996
                           -------------------- -------------------- ----------------------  -------------------  -----------------
(DOLLARS IN THOUSANDS)           $         %         $         %           $          %          $        %          $        %
                              ------    ------    ------    ------      ------    ------     ------    ------     ------   ------
Mortgage:
  Residential........      $  36,187    21.74%  $ 34,099     22.03%   $ 33,931     26.28%  $ 38,048     32.68%  $ 36,505    27.95%
  Commercial.........         40,169    24.13     42,342     27.36      43,915     34.02     43,276     37.17     47,757    36.57
  Construction and land
    Development......          5,257     3.16      6,095      3.94       2,383      1.85      4,888      4.20      5,515     4.22

Consumer:
  Installment........         19,119    11.49     16,203     10.47      17,119     13.26     18,862     16.20     22,281    17.06
  Credit card........            281     0.16      1,348      0.88       1,398      1.08      1,397      1.20      1,434     1.10
  Indirect automobile         61,725    37.08     50,967     32.93      24,630     19.08         --        --         --       --
Commercial...........          3,726     2.24      3,701      2.39       5,714      4.43      9,964      8.56     17,095    13.09
                              ------   ------     ------    ------      ------    ------     ------    ------     ------   ------
      Gross loans....        166,464   100.00%   154,755    100.00%    129,090    100.00%   116,435    100.00%   130,587   100.00%
                                       =======              =======               ======               ======              ======
Unearned income on loans        (705)               (727)                 (748)                (751)                (854)
                              ------              ------                ------               ------               ------
      Gross loans net
       of Unearned income    165,759             154,028               128,342              115,684              129,733
Allowance for credit
  Losses.............         (3,385)             (2,922)               (2,841)              (4,139)              (5,061)
                             -------             -------               -------              -------              -------
Loans, net...........       $162,374            $151,106              $125,501             $111,545             $124,672
                            ========            ========              ========             ========             ========

           The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2000. Demand loans and loans, which have no stated maturity, are treated as due in one year or less. At December 31, 2000, the Bank had $7,951,011 in loans due after one year with variable rates and $124,663,638 in such loans with fixed rates. The Bank's long-term real estate loans allow the Bank to call the loan after three years in order to adjust the interest rate if necessary. The Bank has generally not exercised its call option and the following table assumes no exercise of the Bank's call option.

                                       DUE WITHIN            DUE OVER ONE              DUE OVER
                                        ONE YEAR                TO FIVE               FIVE YEARS                 TOTAL
                                                                 YEARS
                                                             (IN THOUSANDS)


Real Estate - mortgage:
  Residential................             $2,437                 $1,655                $32,095                 $36,187
  Commercial.................              5,667                  6,380                 28,122                  40,169
Real Estate -- construction..                425                  1,048                  3,784                   5,257
Installment..................              2,024                  6,952                 10,143                  19,119
Credit Card..................                206                     28                     47                     281
Indirect automobile..........                131                 60,310                  1,284                  61,725
Commercial...................              1,128                    482                  2,116                   3,726
                                            ----                  -----                -------                   -----
                                         $12,018                $76,855                $77,591                $166,464
                                         =======                =======                =======                ========

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

           INSTALLMENT LENDING. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 2000, approximately 13.8% of the installment loans in the Bank's portfolio had been originated for commercial purposes and 86.2% had been originated for consumer purposes.

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

         Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus which is defined to include the Bank's capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $1.87 million to any one borrower at December 31, 2000. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $3.1 million to any one borrower at December 31, 2000. It is currently the Bank's policy to limit its exposure to any one borrower to no more than $1.3 million in the aggregate unless the loan is approved by a 75% vote of the Board of Directors with respect to new borrowings. At December 31, 2000, the largest amount outstanding to any one borrower and their related interests was $2,396,000 which was within the Bank's lending limit at the time when made.

NON-PERFORMING LOANS

           It is the current policy of the Bank to discontinue the accrual of interest when a loan becomes 120 days or more delinquent and circumstances indicate that collection is doubtful. For years prior to 1997, the Bank's policy was to consider real estate loans on a case-by-case basis subject to collateral.

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

           The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated

                                                                                 AT DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                         2000          1999           1998           1997           1996
                                                         ----          ----           ----           ----           ----
                                                                            (DOLLARS IN THOUSANDS)
Restructured Loans..........................            $ 370         $ 243          $ 137           $344           $ --
                                                        =====         =====          =====           ====           ====
Non-accrual loans:
  Real estate - mortgage:
  Residential...............................            $ 120         $ 237          $ 336         $1,078         $2,065
  Commercial................................               77           135            505            761          1,935
  Real estate - construction................                0           280            316            608              0
  Installment...............................               72           315            463            665            168
  Credit card & related.....................                0             0              0              0              0
  Commercial................................              101            45            105            369            378
                                                          ---         -----            ---            ---            ---
       Total non-accrual loans..............              370         1,012          1,725          3,481          4,546

Accruing loans past due 90 days or more
  Real estate - mortgage:
  Residential...............................               34            43              0              5             87
  Commercial................................                0             0              0              0              0
  Real estate - construction................                0             0              0              0              0
  Installment...............................                0             0              0              0              0
  Credit card & related.....................                0             0             18              0              0
  Commercial................................                0             0              0              5              0
       Total accruing loans past due
          90 days or more...................               34            43             18              5             87
                                                        -----        ------         ------         ------         ------
       Total non-accrual and past due loans.            $ 404        $1,055         $1,743         $3,486         $4,633
                                                        =====        ======         ======         ======         ======
       Non-accrual and past due loans to
          gross loans.......................             0.24%         0.68%          1.36%          2.99%          3.55%
                                                        =====         =====          =====          =====          =====
       Allowance for credit losses to
        non-accrual and past due loans.....            837.87%       276.97%        162.99%        118.73%        109.24%
                                                       =======       =======        =======        =======        =======

         For the year ended December 31, 2000, interest of approximately $48,484, would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During such period there was no interest on such loans included in income. During the year ended December 31, 2000, the Bank would have recorded $9,129 in interest on restructured loans if such loans were performing in accordance with their original terms. During 2000, the Bank recognized $93,653 in interest income on restructured loans.

         Approximately $355,421, or 96%, of the Bank's non-accrual loans at December 31, 2000 were attributable to 10 borrowers. Charge-offs of $0 have previously been taken on these loans. Three (3) of these borrowers with loans totaling $81,040 were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the current active balance of the Bank's loan.

         At December 31, 2000, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 120 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

           At December 31, 2000, the Company had $484,148 in real estate acquired in partial or total satisfaction of debt compared to $558,827 and $1,099,326 in such properties at December 31, 1999 and 1998, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2000, see "Item 2. -- Properties."

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

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                         2000          1999           1998           1997           1996
                                                         ----          ----           ----           ----           ----
                                                                              (DOLLARS IN THOUSANDS)

Beginning Balance...........................          $ 2,922       $ 2,841        $ 4,139        $ 5,061        $ 3,698

Loans charged off
  Real estate - mortgage:
     Residential............................               19             0             51            270            250
     Commercial.............................                4            50              0              0            797
  Real estate - construction................                0           (27)           189            435              0
  Installment...............................              470           477            473            171            786
  Credit card & related.....................              101            92              0             45            182
  Commercial................................              167            81            382            697          3,453
                                                         ----         -----          -----          -----          -----
       Total................................              761           673          1,095          1,618          5,468
                                                         ----         -----          -----          -----          -----
Recoveries
  Real estate - mortgage:
     Residential............................               52            32             51             25             22
     Commercial.............................                0            16             26             17             81
  Real estate - construction................              470            36              1              0              0
  Installment...............................              111           259            116             89             57
  Credit card & related.....................               41             4              4              5              2
  Commercial................................              550           107             99            290             73
                                                         ----         -----          -----          -----          -----
       Total................................            1,224           454            297            426            235
                                                         ----         -----          -----          -----          -----
Net charge offs/(recoveries)................             (463)          219            798          1,192          5,233
Provisions charged to operations............                0           300           (500)           270          6,596
                                                         ----         -----          -----          -----          -----
Ending balance..............................          $ 3,385       $ 2,922        $ 2,841        $ 4,139        $ 5,061
                                                      =======       =======        =======        =======        =======
Average loans...............................         $159,810      $142,077       $118,372       $119,161       $146,922
Net charge-offs to average loans............             (.28)%        0.15%          0.67%          1.00%          3.56%


The Bank's high level of loan charge-offs during fiscal year 1996 was primarily attributable to its lending relationships with Mr. Brian Davis and various affiliated entities. Such loans primarily consisted of loans for purchases of trucks and other non-real estate secured loans which are categorized under commercial loans in the above table. In addition, during fiscal year 1996, the Bank began charging off all non-real estate secured loans upon 90 days delinquency which contributed to a continued high level of charge-offs.

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2000, 1999, 1998, 1997, and 1996 .

                                                                         AT DECEMBER 31,
                                   ----------------------------------------------------------------------------------------------
                                                            2000                                        1999
                                                       -------------                              --------------
                                                            Percentage Of Loans                            Percentage Of Loans
Portfolio                              Allowance For        In Each Category To        Allowance For       In Each Category To
---------                              Each Category           Total Loans             Each Category           Total Loans
                                       -------------           -----------             -------------           -----------
                                                                      (Dollars In Thousands)

Real Estate - mortgage:
  Residential................                $ 199                    21.96%                $ 200                    22.03%
  Commercial.................                  506                    24.38                   613                    27.36
Real Estate -- construction..                  292                     3.19                   296                     3.94
Installment..................                  221                    10.61                   177                    10.47
Credit Card..................                    0                       --                    92                     0.88
Indirect automobile..........                1,486                    37.63                   793                    32.93
Commercial...................                  288                     2.23                   526                     2.39
Unallocated..................                  393                       --                   225                       --
                                              ----                     ----                  ----                     ----
    Total....................               $3,385                   100.00%               $2,922                   100.00%
                                            ======                   =======               ======                   =======


                                                                           AT DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                             1998                               1997                            1996
                                          ----------                        -----------                      ----------

                                                Percentage Of                    Percentage Of                   Percentage Of
                                                Loans In Each                    Loans In Each                   Loans In Each
                              Allowance For      Category To     Allowance For    Category To    Allowance For    Category To
Porfolio                     Each Category      Total Loans     Each Category    Total Loans    Each Category    Total Loans
---------                     -------------      -----------     -------------    -----------    -------------    -----------
                                                                       (Dollars In Thousands)

Real Estate - mortgage:
  Residential................    $273                  26.28%       389               32.68%          432              27.96%
  Commercial.................     311                  34.02        987               37.17           987              36.57
Real Estate -- construction..     335                   1.85        390                4.20           690               4.22
Installment..................     143                  13.26        159               16.20           448              17.06
Credit Card..................      60                   1.08         47                1.20            49               1.10
Indirect automobile..........     312                  19.08         --                  --            --                 --
Commercial...................     966                   4.43      1,186                8.56          2455              13.09
Unallocated..................     441                     --        981                  --            --                 --
                                 ----                  -----      -----               -----         -----              -----
    Total....................  $2,841                 100.00%    $4,139              100.00%       $5,061             100.00%
                               ======                 ======     ======              ======        ======             ======

INVESTMENT SECURITIES

           The Bank maintains a substantial portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank's investment securities portfolio consists primarily of U.S. Treasury securities, securities issued by U.S. Government agencies including mortgage-backed securities, as well as securities issued by certain states and their political subdivisions. This last portfolio has recently been increased due to a change in the Company's deferred tax position allowing the Company to use the full tax advantage of this portfolio.

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

                                                                               AT DECEMBER 31,
                                                         ------------------------------------------------------------
                                                                2000                1999                 1998
                                                                ----                ----                 ----
                                                                               (IN THOUSANDS)

U.S. Treasury securities...........................             $1,746               $2,739              $5,082
U.S. Government agencies and mortgage
     backed securities ............................             39,057               40,833              59,008
Obligations of states and political subdivisions...              8,721                   --                  --
Other securities and stock.........................              3,574                  652                 936
                                                                 -----                -----               -----
    Total investment securities....................            $53,098              $44,224             $65,026
                                                               =======              =======             =======

           The following table sets forth the scheduled maturities, book values and weighted average yields for the Company's investment securities portfolio at December 31, 2000.

                              ONE YEAR OR LESS      ONE TO FIVE YEARS      FIVE TO TEN YEARS      MORE THAN TEN YEARS

                                         WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                               BOOK      AVERAGE     BOOK       AVERAGE     BOOK        AVERAGE    BOOK        AVERAGE
                               VALUE      YIELD      VALUE      YIELD       VALUE       YIELD      VALUE       YIELD
                               -----      -----      -----      -----       ------      -----      -----       -----

U.S. Treasury securities..      $500       5.50%    $1,247     6.13%         $  --        --%       $  --        --%
U.S. Government agencies
 and mortgage backed
 securities...............        --         --      9,361     5.91%         8,697     6.59%       20,999      6.29%
Obligations of states
 and political subdivisions        -          -          -        -            180     4.82%        8,541      5.34%

Other securities and stock       652       7.75%       100     5.85%             -        -         2,822      8.27%
                               -----      -----      -----    -----         ------    -----         -----     -----
 Total investment securities  $1,152       6.78%   $10,708     5.92%        $8,877     6.56%      $32,362      6.30%
                              ======               =======                  ======                 ======


                                    TOTAL

                                             WEIGHTED
                                   BOOK      AVERAGE
                                   VALUE      YIELD
                                   -----      -----

U.S. Treasury securities..       $1,746        5.95%
U.S. Government agencies
 and mortgage backed
 securities...............       39,057        6.26%
Obligations of states
 and political subdivisions       8,721        5.33%

Other securities and stock        3,574        8.09%
                                  -----        -----
 Total investment securities    $53,098        6.20%
                                 ======

           At December 31, 2000, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises) which aggregated more than 10% of stockholders' equity.

DEPOSITS AND OTHER SOURCES OF FUNDS

           The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and seven branches in northern Anne Arundel County. Consolidated total deposits were $205,968,000 as of December 31, 2000. The Bank uses borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $28.7 million under a line of credit from the FHLB of Atlanta as of December 31, 2000.

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

           The Bank obtains deposits principally through its network of eight offices. The Bank does not solicit brokered deposits. At December 31, 2000, the Bank had approximately $15.2 million in certificates of deposit and other time deposits of $100,000 or more including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2000.

                                                                                  AMOUNT
                                                                              (IN THOUSANDS)
                                                                              --------------
                Three months or less...................................            $3,835
                Over three through six months..........................             4,406
                Over six through 12 months.............................             5,725
                Over 12 months.........................................             1,238
                                                                                    -----
                Total                                                             $15,204
                                                                                  =======

           BORROWINGS. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $28.7 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank's residential first mortgage loans and various federal and agency securities. There was $7.0 million in a long-term convertible advance under this credit arrangement at December 31, 2000. The advance matures in September 2010 and bears a 5.84% rate of interest. On September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the

Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. The Bank also has a secured line of credit in the amount of $5.0 million from another commercial bank but has not drawn on this line. The Bank has a mortgage note on the 103 Crain Highway address of $296,523, as of December 31, 2000. This note is payable monthly through October 2010 and has a 7% interest rate.

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

EMPLOYEES

           At December 31, 2000, the Bank had 131 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

           The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2000, the Bank was well capitalized as defined by the FDIC's regulations.

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

ITEM 2.   PROPERTIES

           The following table sets forth certain information with respect to the Bank's offices:

                                        YEAR           OWNED/                            APPROXIMATE
                                       OPENED          LEASED          BOOK VALUE       SQUARE FOOTAGE      DEPOSITS
                                       ------       ----------     ---------------      --------------      --------

MAIN OFFICE:
------------
101 Crain Highway, S.E.                  1953         Owned          $1,185,293             10,000         $72,437,291
Glen Burnie, MD  21061

BRANCHES:
--------
Odenton                                  1969         Owned             137,635              6,000          32,520,723
1405 Annapolis Road
Odenton, MD  21113

Riviera Beach                            1973         Owned             151,988              2,500          23,837,590
8707 Ft. Smallwood Road
Pasadena, MD  21122

Crownsville                              1979         Owned             394,688              3,000          37,337,022
1221 Generals Highway
Crownsville, MD  21032

Severn                                   1984         Owned             309,332              2,500          19,657,078
811 Reece Road
Severn, MD  21144

South Crain                              1995         Leased            130,024              2,600          14,672,555
7984 Crain Highway
Glen Burnie, MD  21061

Ferndale                                 1998         Leased             82,294              2,100           3,459,394
7173 Balto & Annapolis Blvd.
Glen Burnie, MD  21061

Severna Park                             1999         Leased            140,697              1,250           2,366,291
790 Ritchie Highway
Severna Park, MD  21146

OPERATIONS CENTERS:
------------------
106 Padfield Blvd.                       1991         Owned           1,341,701             16,200                 N/A
Glen Burnie, MD  21061

103 Crain Highway, S.E.                  2000         Owned             311,976              3,727                 N/A
Glen Burnie, MD 21061

           In December 2000, the Board of Directors of the Bank determined to close the Ferndale Shopping Center branch, effective upon final approval from all Federal and state regulatory agencies. Management determined that certain leasehold improvements made to the Ferndale branch were impaired as prescribed by SFAS No. 121 and have no net realizable value. These leasehold improvements had a book value of $184,535 at December 31, 2000 and will be reflected as an asset impairment loss from continuing operations. The Bank has also accrued approximately $96,000 relating to the estimated cost of closing the Ferndale branch. These costs are included in other operating expenses.

           GBB Properties, Inc. sold a foreclosed property for $145,000, of which they financed 100%. At December 31, 2000, the loan receivable balance was $139,821. GBB has also purchased land for a future branch site with a book value of $82,774. In April 2000, the Bank sold a foreclosed property for a net gain of $454,040. At December 31, 2000, the Bank owned one foreclosed real estate property with a book value of $344,327. The Bank is holding this commercial property for sale.

ITEM 3.  LEGAL PROCEEDINGS.

           From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2000, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company's consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS.

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information about the Company's executive officers.

                         NAME                 AGE                           POSITIONS
                         ----                 ---                           ---------

              F. William Kuethe, Jr.          68      President and Chief Executive Officer
              John I. Young                   63      Executive Vice President and Chief Operating Officer
              Michael G. Livingston           47      Senior Vice President and Chief Lending Officer
              John E. Porter                  47      Senior Vice President and Chief Financial Officer

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "GLBZ." There is not currently an active trading market for the Common Stock. As of March 1, 2001, there were 491 record holders of the Common Stock. The closing price for the Common Stock on that date was $15.00.

     The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2000 and 1999, based on trades reported on the OTC Bulletin Board or by Legg Mason Wood Walker, Inc., the principal market maker for the Company's stock. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. There have been no dividends declared. Also shown are dividends declared per share for these periods. Data has been adjusted to give retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 11, 2000.


                                     2000                                                  1999
                  ----------------------------------------------      ----------------------------------------------
Quarter Ended           High             Low        Dividends                  High           Low         Dividends
-------------           ----             ---        ---------                  ----           ---         ---------

March 31,             $19.25          $12.50         $ 0.125                 $21.146        $18.542       $ 0.083
June 30,               16.00           13.25           0.150                  19.375         19.167         0.083
September 30           16.875          15.00           0.150                  19.167         17.917         0.125
December 31            15.250          12.00           0.250                  19.167         16.771         0.125

     A dividend of $0.15 was declared for stockholders' of record on December 27, 2000 and was payable on January 3, 2001. A special $0.10 dividend was also declared, using the same record date, and was payable on January 10, 2001.

     The Company intends to pay dividends equal to forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank's and bank holding company's right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See "ITEM 1. BUSINESS - Supervision and Regulation
- Regulation of the Company - Dividends and Distributions" and "ITEM 1. BUSINESS -- Supervision and Regulation - Regulation of the Bank - Dividend Limitations." The Company does not believe that those restrictions will materially limit its ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to stock splits and stock dividends accounted for as stock splits.


                                                                                   YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------------------
                                                      2000            1999            1998              1997            1996
                                                      ----            ----            ----              ----            ----
                                                                     (DOLLARS IN THOUSAND EXCEPT PER SHARE DATA)
OPERATIONS DATA:
Net Interest Income............................     $10,801         $  9,925        $  9,794          $ 10,567        $ 10,884
Provision for Credit Losses....................           0              300            (500)              270           6,596
Other Income...................................       3,658            2,828           3,122             1,728           2,230
Other Expense..................................      10,746            9,822          11,776            11,593           9,019
Net Income (Loss) .............................       2,275            1,455             833               747          (1,020)

SHARE DATA:
Basic Net Income (Loss) Per Share..............       $2.07            $1.33           $0.66             $0.59          $(0.80)
Diluted Net Income (Loss) Per Share............        2.07             1.33            0.66              0.59           (0.80)
Cash Dividends Declared Per Common Share.......
                                                      0.675             0.42            0.42              0.25            0.64
Weighted Average Common Shares Outstanding:
      Basic....................................   1,100,804        1,085,078       1,253,275         1,275,017       1,271,744
      Diluted..................................   1,100,804        1,085,078       1,253,637         1,275,017       1,271,744

FINANCIAL CONDITION DATA:
Total Assets...................................    $239,211         $213,439        $217,571          $231,900        $254,325
Loans Receivable, Net..........................     162,373          151,107         125,501           111,545         124,672
Total Deposits.................................     205,968          194,090         199,611           207,110         232,746
Long Term Borrowings...........................       7,000                0               0                 0               0
Junior Subordinated Debentures.................       5,155                0               0                 0               0
Total Stockholders' Equity.....................      17,181           15,102          14,169            18,965          18,586

PERFORMANCE RATIOS:
Return on Average Assets.......................        1.02%            0.66%           0.38%             0.32%          (0.41)%
Return on Average Equity.......................       12.94             9.97            4.54              3.95           (5.29)
Net Interest Margin (1) .......................        5.27             4.96            4.94              5.09            5.04
Dividend Payout Ratio..........................       32.61            43.48           75.75             50.85             *

CAPITAL RATIOS:
Average Equity to Average Assets...............        7.87%            6.67%           8.40%             8.01%           7.82%
Leverage Ratio.................................        9.30             6.87            5.96              7.60            7.20
Total Risk-Based Capital Ratio.................       13.99            10.80           10.50             16.00           14.00

ASSET QUALITY RATIOS:
Allowance for Credit Losses to
  Gross Loans..................................        2.04%            1.89%           2.21%             3.55%           3.88%
Non-accrual and Past Due Loans to
  Gross Loans..................................         .24             0.68            1.36              2.99            3.55
Allowance for Credit Losses to Non-
  Accrual and Past Due Loans...................      837.87           276.97          162.99            118.73          109.24
Net Loan Charge-offs  (Recoveries)
  to Average Loans.......                              (.28)            0.15            0.67              1.00            3.56

----------

*  Not Meaningful

(1) Presented on a tax-equivalent basis

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The year 2000 marked the Company's fourth straight year of higher earnings as many favorable operating trends continued. Most notably, 2000 saw significant growth in both the Bank's deposits and loan portfolio. Loan portfolio growth was due primarily to the Bank's indirect automobile lending which was begun in 1998 and has grown to a $61.7 million portfolio by the end of 2000. The Bank's net interest income improved due to a combination of continued loan growth and a continued moderation in deposit costs. Asset quality continued to improve as non-performing loans declined both in dollar terms and as a percentage of the portfolio. Loan recoveries on charge-offs increased as a result of the Bank's improved collections procedures. Earnings for 2000 also benefited from a one-time gain of approximately $590,000 (after applicable income and excise taxes and net of a 25% safe harbor contribution) resulting from the settlement of the Bank's defined benefit pension plan.

FORWARD-LOOKING STATEMENTS

     When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     GENERAL. For the year ended December 31, 2000, the Company reported consolidated net income of $2,274,866 ($2.07 basic and diluted earnings per share) compared to a consolidated income of $1,445,350 ($1.33 basic and diluted earnings per share) for the year ended December 31, 1999 and a consolidated net profit of $833,192 ($0.66 basic and diluted earnings per share) for the year ended December 31, 1998.

     NET INTEREST INCOME. The primary component of the Company's net income is its net interest income, which is the difference between income earned on assets and interest paid on the deposits and borrowings used to fund them. Net interest income is determined by the spread between the yields earned on the Company's interest-earning assets and the rates paid on interest-bearing liabilities as well as the relative amounts of such assets and liabilities. Net interest income, divided by average interest-earning assets, represents the Company's net interest margin.

     Consolidated net interest income for the year ended December 31, 2000 was $10,801,098 compared to $9,925,203 for the year ended December 31, 1999 and $9,793,550 for the year ended December 31, 1998. The $875,895 increase for the most recent year was due to an increase in loan income, federal funds sold and other interest income, partially offset by an increase in other interest expense for long-term borrowing and junior subordinated debt interest expense. The $131,653 increase in net interest income for 1999 over 1998 was due to a reduction of $545,200 in interest expense on deposit accounts from $6,048,828 in 1998 to $5,503,628 in 1999 due to a decrease in deposit balances, partially offset by a reduction in interest income of $340,464. Interest income from loans increased by $1,225,706 from $10,590,864 in 1998 to $11,816,570 in 1999 due to a
$23,705,000, or 20.0%, increase in the average balance of loans outstanding during 1999. During 1998, the Bank instituted an automobile indirect lending program which accounted for the bulk of the 1999 increase in loans.

     Interest expense increased from $5,623,174 in 1999 to $5,901,617 in 2000, a $278,443, or 4.95% increase, primarily due to increased deposit volume. Interest expense decreased from $6,095,291 in 1998 to $5,623,174 in 1999, a $472,117 or
7.75% decrease, primarily due to a decrease in deposit expense (due to a decrease in interest earning deposit balances). Net interest margin for the year ended December 31, 2000 was 5.27% compared to 4.96% and 4.94% for the years ended December 31, 1999 and 1998, respectively.

     The following table allocates changes in income and expense attributable to the Company's interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

                                                                        YEAR ENDED DECEMBER 31,
                                                  2000             VS.            1999             1999            VS.        1998
                                             --------------------------------------------------------------------------------------
                                                                  CHANGE DUE TO:                          CHANGE DUE TO:
                                                                 ----------------                      --------------------
                                                   INCREASE/                            INCREASE/
                                                   DECREASE       RATE     VOLUME       DECREASE       RATE          VOLUME
                                                  ----------     -----     ------       --------       ----          ------
                                                                              (IN THOUSANDS)
ASSETS
Interest-earning assets:
  Federal funds sold.......................          $   85        $  43    $  42      $   (146)     $   (22)        $   (124)
                                                     ------      -------    -----     ---------     --------        ---------
  Interest-bearing deposits................             (28)         (28)      --          (251)           4             (255)
                                                     -------     -------   ------     ---------     ---------       ---------

Investment securities:
  U.S. Treasury securities, obligations
  of U.S. government agencies and
  mortgage-backed securities...............
                                                       (797)        (135)    (662)         (945)          (42)           (903)
Obligations of states and political
  subdivisions(1) ....                                  159          --       159          (326)           --            (326)

All other investment securities............              86            3       83           (14)            1             (15)
                                                    -------      -------      -------   -------         ------         ------
      Total investment securities..........            (552)        (132)    (420)       (1,285)          (41)         (1,244)

Loans, net of unearned income:
  Demand, time and lease...................              24          115      (91)         (360)          (23)           (337)
  Mortgage and construction................             133           65       68          (284)         (248)            (36)
  Installment and credit card..............           1,491           89    1,402         1,868          (509)          2,377
                                                      -----           --    -----        -------         -----         ------
      Total gross loans(2) ................           1,648          269    1,379         1,224          (780)          2,004
                                                      -----          --     -----        -------         -----         ------
  Allowance for credit losses..............              --          --        --           --            --              --
                                                  ---------      -------  -------        -------        ------        -------
      Total net loans......................           1,648          269    1,379         1,224          (780)          2,004
                                                  ---------      -------  -------       --------       -------         ------
Total interest-earning assets..............        $  1,153        $ 152    1,001       $  (458)       $ (839)        $   381
                                                   ========      =======  ========      ========       =======        =======

LIABILITIES:
Interest-bearing deposits:
  Savings and NOW..........................           $  10          $ 6    $   4       $  (279)       $ (280)      $       1
  Money market.............................             (78)          (7)     (71)          (19)          (19)              0
  Other time deposits......................             127           66       61          (248)         (221)            (27)
                                                     ------        -----   -------       -------       -------       --------
      Total interest-bearing deposits......              59           65       (6)         (546)         (520)            (26)
Non-interest-bearing deposits..............              --           --       --            --            --              --
Borrowed funds.............................             220          (19)     239            72             1              71
                                                    -------         ----- -------     -----------     --------       --------
Total interest-bearing liabilities.........          $  279         $ 46   $  233       $  (474)       $ (519)       $     45
                                                     ======         =====  ======       ========       =======       ========


----------

(1) Tax equivalent basis.
(2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                                2000
                                                       ------------------------
                                                AVERAGE                          YIELD/
                                                BALANCE       INTEREST            COST
                                               ---------      ---------         --------

                                                         (DOLLARS IN THOUSANDS)

ASSETS:
Interest-earning assets:
  Federal funds sold .....................     $  3,185      $    201             6.31%
  Interest-bearing deposits ..............          472            22             4.66
                                               ---------      ---------         --------

Investment securities:
  U.S. Treasury securities, obligations of
     U.S. government agencies and
     mortgage-backed securities ..........       42,098         2,738             6.50
Obligations of states and political
     subdivisions(1) .....................        2,766           159             5.74
All other investment securities ..........        1,587           118             7.43
                                               ---------      ---------         --------
      Total investment securities ........       46,451         3,015             6.49
                                               ---------      ---------         --------

Loans, net of unearned income:
  Demand, time and lease .................        3,894           465            11.94
  Mortgage and construction ..............       81,427         7,161             8.79
  Installment and credit card ............       74,489         5,839             7.83
                                               ---------      ---------         --------
      Total gross loans(2) ...............      159,810        13,465             8.42
      Allowance for credit losses ........        3,260
                                               ---------
      Total net loans ....................      156,550        13,465             8.60
                                                              ---------         --------
Total interest-earning assets ............      206,658        16,703             8.08
                                                              ---------         --------
Cash and due from banks ..................        6,734
Other assets .............................        9,962
                                               ---------
          Total assets ...................     $223,354
                                               ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
  Savings and NOW ........................     $ 62,257      $  1,188             1.90%
  Money market ...........................       16,919           450             2.65
  Other time deposits ....................       73,292         3,924             5.35
                                               ---------      ---------         --------
      Total interest-bearing deposits ....      152,468         5,562             3.64
Borrowed funds ...........................        1,880           339             4.81
                                               ---------      ---------         --------
      Total interest-bearing liabilities .      154,348         5,902             3.82
                                               ---------      ---------

Non-interest-bearing deposits ............       48,071
Other liabilities  .......................        3,348
Stockholders' equity .....................       17,587
                                               --------
Total liabilities and equity .............     $223,354
                                               ========
Net interest income ......................                   $ 10,801
                                                              ========
Net interest spread ......................                                       4.26%
                                                                                  ====
Net interest margin ......................                                        5.27%
                                                                                  ====

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                                1999
                                                       ------------------------
                                                AVERAGE                          YIELD/
                                                BALANCE       INTEREST            COST
                                               ---------      ---------         --------
ASSETS:
Interest-earning assets:
  Federal funds sold .....................     $  2,330      $   116              4.97%
  Interest-bearing deposits ..............          440           26              5.91
                                               ---------      ---------           --------

Investment securities:
  U.S. Treasury securities, obligations of
     U.S. government agencies and
     mortgage-backed securities ..........       57,347        3,542              6.18
Obligations of states and political
     subdivisions(1) .....................         --           --                --
All other investment securities ..........          737           56              7.60
                                               ---------      ---------           --------
      Total investment securities ........       58,084        3,598              6.19
                                               ---------      ---------         --------

Loans, net of unearned income:
  Demand, time and lease .................        4,353          391              8.98
  Mortgage and construction ..............       80,814        7,041              8.71
  Installment and credit card ............       56,910        4,385              7.71
                                               ---------      ---------          --------
      Total gross loans(2) ...............      142,077       11,817              8.32
      Allowance for credit losses ........        2,800
                                               ---------
      Total net loans ....................      139,277       11,817              8.48
                                               ---------      ---------          --------
Total interest-earning assets ............      200,131       15,557              7.77
                                               ---------      ---------          --------
Cash and due from banks ..................        7,288
Other assets .............................        9,890
                                               ---------
          Total assets ...................     $217,309
                                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:

  Savings and NOW ........................     $ 61,902       $1,169              1.89%
  Money market ...........................       19,581          527              2.69
  Other time deposits ....................       72,320        3,807              5.26
                                               ---------      ---------          --------
      Total interest-bearing deposits ....      153,803        5,503              3.58
Borrowed funds ...........................        2,043          119              5.82
                                               ---------      ---------          --------
      Total interest-bearing liabilities .      155,846        5,622              3.61
                                               ---------      ---------

Non-interest-bearing deposits ............       44,270
Other liabilities  .......................        2,695
Stockholders' equity .....................       14,498
                                               --------
Total liabilities and equity .............     $217,309
                                               ========
Net interest income ......................                   $ 9,935
                                                              ========
Net interest spread ......................                                        4.16%
                                                                                  ====
Net interest margin ......................                                        4.96%
                                                                                  ====

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                               1998
                                                       ------------------------
                                                AVERAGE                          YIELD/
                                                BALANCE       INTEREST            COST
                                               ---------      ---------          --------

ASSETS:
Interest-earning assets:
  Federal funds sold .....................     $  4,414      $   262              5.94%
  Interest-bearing deposits ..............        5,433          277              5.10
                                               ---------      ---------          --------

Investment securities:
  U.S. Treasury securities, obligations of
     U.S. government agencies and
     mortgage-backed securities ..........       71,774        4,303              6.24
Obligations of states and political
     subdivisions(1) .....................        3,550          326              9.18
All other investment securities ..........          936          254              6.70
                                               ---------      ---------          --------
      Total investment securities ........       76,260        4,883              6.40
                                               ---------      ---------          --------

Loans, net of unearned income:
  Demand, time and lease .................        7,909          751              9.50
  Mortgage and construction ..............       81,212        7,325              9.02
  Installment and credit card ............       29,251        2,517              8.60
                                               ---------      ---------          --------
      Total gross loans(2) ...............      118,372       10,593              8.95
      Allowance for credit losses ........        3,668
                                               ---------
      Total net loans ....................      114,704       10,593              9.24
                                               ---------      ---------          --------
Total interest-earning assets ............      200,811       16,015              7.98
Cash and due from banks ..................        6,406       ---------          --------
Other assets .............................       11,207
                                               ---------
          Total assets ...................    $ 218,424
                                               =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits:
  Savings and NOW ........................     $ 61,752      $ 1,448              2.34
  Money market ...........................       19,575          546              2.79
  Other time deposits ....................       72,834        4,055              5.57
                                               ---------      ---------          --------
      Total interest-bearing deposits ....      154,161        6,049              3.92
Borrowed funds ...........................          811           47              5.80
                                               ---------      ---------          --------
      Total interest-bearing liabilities .      154,972        6,096              3.93
                                               ---------      ---------

Non-interest-bearing deposits ............      42,095
Other liabilities  .......................       3,014
Stockholders' equity .....................       18,343
                                               ---------
Total liabilities and equity .............     $218,424
                                               ========
Net interest income ......................                   $ 9,919
                                                              ========
Net interest spread ......................                                        4.04%
                                                                                  ====
Net interest margin ......................                                        4.94%
                                                                                  ====

----------

1 Tax equivalent basis. The incremental tax rate applied was 38.62% for 1999 and 1998.
2  Non-accrual loans included in average balance.


            PROVISION FOR CREDIT LOSSES. During the year ended December 31, 2000, the Company made no provision for credit losses compared to $300,000 and $(500,000) in provisions during the years ended December 31, 1999 and 1998, respectively. The level of the provision for 1999 reflects the loan growth during the year. The recapture of loss reserves during 1998 reflects improved asset quality and lower charge-off activity during 1998. At December 31, 2000, the allowance for loan losses equaled 837.87% of non-accrual and past due loans compared to 276.97% and 162.99% at December 31, 1999 and 1998, respectively. During the year ended December 31, 2000, the

Company recorded net recoveries of 4$63,184 compared to $219,429 and $798,336 in net charge-offs during the years ended December 31, 1999 and 1998.

            OTHER INCOME. Other income increased from $2,827,881 in 1999 to $3,657,878 in 2000, a $829,997, or 29.35% increase. The increase was largely due to other fees and commissions (primarily Bank customer user fees and gain on the sale of foreclosed property) increasing by $536,316. Also included in other income for 2000 was a settlement gain of $1,600,126 on the pension plan termination, compared to a non-recurring curtailment gain in 1999 of $1,311,997 upon termination of the Bank's pension plan.. Other income decreased from $3,122,369 in 1998 to $2,827,881 in 1999, a $294,488, or 9.43% decrease. This decrease is attributable primarily to a combination of (i) net losses of $63,968 on sales of investment securities during 1999 as compared to net gains of $527,320 in 1998, (ii) the $1,311,997 non-recurring curtailment gain mentioned above, and (iii) a nonrecurring gain of $1,126,077 in 1998 upon the settlement of certain insurance matters (including $1,125,000 received from the Bank's fidelity bond company in settlement of claims related to the activities of a former employee).

            OTHER EXPENSES. Other expenses increased from $9,821,690 in 1999 to $10,746,049 in 2000, a $924,359 or 9.41% increase, due to an increase in employee benefits and the closing of the Bank's Ferndale branch. Other expenses decreased from $11,776,480 in 1998 to $9,821,690 in 1999, a $1,954,790 or 16.60%
decrease. This decrease was primarily due to the absence in 1999 of the $1,225,003 litigation charges incurred in 1998 and $1,448,519 in professional service fees relating primarily to litigation in 1998. This was partially offset by increases in salaries, wages and employee benefits. Other noninterest expenses also decreased significantly from $4,112,919 in 1998 to $2,850,745 in 1999 due to a $1,448,519 or 66.95% reduction in other professional fees, partially offset by increases in 1999 in other expense items. The 1998 litigation charges related to the settlement of claims against the Bank in connection with payment of checks over fraudulent endorsements.

            INCOME TAXES. During the year ended December 31, 2000, the Company recorded income tax expense of $1,438,061. Part of this was due to nonrecurring income realized in 2000 and was offset, in part, by the tax benefits from the Company's investments in state and municipal securities. During the year ended December 31, 1999, the Company recorded income tax expense of $1,186,044 compared to tax expense of $806,247 during the year ended December 31, 1998. The increased tax level was due to the higher level of pre-tax income in 1999. The Company's income tax expense for 1998 also included $351,738 in disallowed claims for refunds of prior years' state taxes.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000, 1999 AND 1998

            The Company's total assets increased to $239,211,180 at December 31, 2000 after declining to $213,439,456 at December 31, 1999 from $217,571,063 at
December 31, 1998. The increase in assets during the year ended December 31, 2000 is a result primarily of an increase in loans and investment securities.

            The Company's loan portfolio grew to $162,373,731 at December 31, 2000 compared to $151,106,560 at December 31, 1999 and $125,501,252 at December
31, 1998. The growth in the loan portfolio is attributable almost entirely to the Bank's indirect automobile lending program, which was introduced in January 1998 and grew to $61,725,204 at December 31, 2000.

            The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $53,247,198 at December 31, 2000, a $9,272,703 or 21.08%
increase from $43,974,495 at December 31, 1999. The funds from this increase are attributable to the FHLB of Atlanta borrowing and the Subordinated Deferrable Interest Debenture issuance discussed in "Liquidity and Capital Resources", below. During the year ended December 31, 1999, investment securities totaling $32,524,280 either matured or were sold with the funds primarily reinvested in loans rather than additional investment securities. Proceeds were also used to fund, in part, net deposit outflows of $5,521,120. During 1999, total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $43,974,495, a $21,511,332 or 32.8%, decrease from $65,485,827 at December 31, 1998.

            Deposits as of December 31, 2000 totaled $205,968,337, an increase of $11,878,342, or 6.12%, for the year. Demand deposits as of December 31, 2000 totaled $52,962,491, a $7,818,198 or 17.32% increase from $45,144,293 at
December 31, 1999. NOW and Super NOW accounts as of December 31, 2000 increased by $1,082,107 or 5.82% to $19,644,885. Money market accounts decreased by $862,275, or 4.89%, to total

$16,766,390 on December 31, 2000. Savings deposits decreased by $429,137, or 1.04%. Time deposits over $100,000 totaled $11,995,756 on December 31, 2000, an increase of $5,650,577 from December 31, 1999. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $63,911,176 on December 31, 2000, a $1,381,128 or a 2.1%,
decrease from December 31, 1999.

            The Company experienced a $2,078,298, or 13.76% increase in total stockholders' equity for the year ended December 31, 2000. The increase was attributed to an increase of $306,309 in the unrealized gain in securities available for sale and an increase of $1,531,134 in retained earnings. The Company experienced a $933,776, or 6.59% increase in total stockholders' equity for the year ended December 31, 1999.

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

            During recent periods, the Company has maintained a negative gap position that has benefited earnings as interest rates have fallen. In order to reduce its negative gap position, the Company has recently begun investing in mortgage-backed and other government securities which have rates that adjust to market rates. The Company also maintains a significant portfolio of available-for-sale securities that can be quickly converted to more liquid assets if needed.

The following table sets forth the Bank's interest-rate sensitivity at December 31, 2000.

                                                                       OVER 3 TO         OVER 1               OVER 5
                                                     0-3 MONTHS        12 MONTHS     THROUGH  5 YEARS          YEARS       TOTAL
                                                     ----------        ---------     ----------------          -----       -----
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS:

  Cash and due from banks.....................             $  --            $  --            $  --             $  --      $ 9,559
  Federal funds and overnight deposits........             5,950               --               --                --        5,950
  Securities..................................               652              500           13,012            39,183       53,347
  Loans.......................................             7,939            3,824           82,278            71,718      165,759
  Fixed Assets................................                --               --               --                --        4,269
  Other Assets................................                --               --               --                --          327
                                                       ---------       -----------     -----------         ----------    ---------

      Total assets............................           $14,541           $4,324          $95,290          $110,901     $239,211
                                                         =======           ======          =======          ========     ========

LIABILITIES:
  Demand deposit accounts.....................             $  --            $  --            $  --             $  --     $ 52,962
  NOW accounts................................            19,645               --               --                --       19,645
  Money market deposit accounts...............            16,766               --               --                --       16,766
  Savings accounts............................            40,688               --               --                --       40,688
  IRA accounts................................             3,233            5,628            8,502             1,487       18,850
  Certificates of deposit.....................            15,164           24,575           13,268             4,050       57,057
  Other liabilities...........................                --               --               --                --       10,907
  Junior Subordinated Debenture...............                --               --               --                --        5,155
      Stockholders' equity....................                --               --               --                --       17,181
                                                       ----------     -----------      -----------         ----------    ---------

      Total liabilities and
        Stockholders' equity..................           $95,496          $30,203          $21,770            $5,537     $239,211
                                                         =======          =======          =======            ======     ========

GAP...........................................         $ (80,995)      $ (25,879)          $73,520          $105,364
Cumulative GAP................................           (80,995)       (106,874)          (33,354)           72,010
Cumulative GAP as a % of
  total assets................................             (33.8)%         (44.7)%           (13.9)%            30.1%


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

            The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered the primary source of funds supporting the Bank's lending and investment activities. The Bank also uses borrowings from the FHLB of Atlanta to supplement deposits, residential and small business lending, and to meet specific and anticipated needs.

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

            Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2000, totaled $15,509,139, an increase of $6,625,817 or 74.58%, from the December 31, 1999 total of $8,883,322. Most of this increase was due to the Federal Funds sold balance, which totaled $5,899,000 at December 31, 2000 compared to $555,627 at the end of 1999.

            As of December 31, 2000, the Bank was permitted to draw on a $28,705,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans and its portfolio of U.S. Government and Agency Securities. As of December 31, 2000, a $7.0 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, on September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. As of December 31, 2000, the full $5,155,000 was outstanding.

            Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2000, the Company was in compliance with these requirements with a leverage ratio of 9.31%, a Tier 1 risk-based capital ratio of 12.74% and total risk-based capital ratio of 13.99%. At December 31, 2000, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements and supplementary data required by this
Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in
Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

            The information required by this item is incorporated herein by reference to the sections captioned "Director Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Securities Ownership of Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(A)  1. FINANCIAL STATEMENTS.

                                                                                   Page
                                                                                   ----
Independent Auditors' Report                                                        F-1
Consolidated Balance Sheets as of December 31, 2000, 1999 and 1998                  F-2
Consolidated Statements of Income for the Years Ended December 31, 2000, 1999
  and 1998                                                                          F-3
Consolidated Statements of Comprehensive Income for the Years Ended December 31,
  2000,1999 and 1998                                                                F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
  December 31, 2000, 1999 and 1998                                                  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
  1999 and 1998                                                                     F-6
Notes to Consolidated Financial Statements                                          F-8


(a)  2. FINANCIAL STATEMENT SCHEDULES.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)  3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K.

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

10.1 Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No.33-62280)

10.2 The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 333-46943)

10.3    Change-in-Control Severance Plan (incorporated by reference to Exhibit
        10.7 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, File No. 0-24047)

10.4 The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant's Registration Statement on Form S-1, File No. 333-37073)

23      Consent of Trice Geary & Myers LLC

(b)     REPORTS ON FORM 8-K.

       None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GLEN BURNIE BANCORP


March 26, 2001                   By:/s/ F. WILLIAM KUETHE, JR.
                                    ------------------------------
                                         F. William Kuethe, Jr.
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                              TITLE                                            DATE

 /s/ F. WILLIAM KUETHE, JR.                     President, Chief Executive Officer                  March 26, 2001
 --------------------------
      F. William Kuethe, Jr.                           and Director


/s/ JOHN I. YOUNG                               Executive Vice President, Chief                     March 26, 2001
--------------------------------------
     John I. Young                              Operating Officer and Director


/s/ JOHN E. PORTER                              Senior Vice President and Chief                     March 26, 2001
------------------------------------
     John E. Porter                             Financial Officer


/s/ JOHN E. DEMYAN                              Chairman of the Board and Director                  March 26, 2001
------------------------
     John E. Demyan

/s/ THEODORE L. BERTIER, JR.                    Director                                            March 26, 2001
------------------------------------
      Theodore L. Bertier, Jr
      .

/s/ SHIRLEY E. BOYER                            Director                                            March 26, 2001
------------------------
     Shirley E. Boyer

                                                Director                                            March   , 2001
------------------------------
     Thomas Clocker

/s/ ALAN E. HAHN                                Director                                            March 26, 2001
--------------------------------------
     Alan E. Hahn

                                                Director                                            March   , 2001
------------------------------
     Charles L. Hein

/s/ F. W. KUETHE, III                           Director                                            March 26, 2001
-------------------------
     F. W. Kuethe, III




 /s/ WILLIAM N. SCHERER, SR.                    Director                                            March 26, 2001
 ----------------------------
      William N. Scherer, Sr.


/s/ KAREN B. THORWARTH                          Director                                            March 26, 2001
------------------------
     Karen B. Thorwarth

                                                Director                                            March   , 2001
---------------------------
     Mary Lou Wilcox


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2000, 1999, and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2000, 1999, and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Trice Geary & Myers LLC

Salisbury, Maryland
February 1, 2001

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------
December 31,                                          2000            1999           1998
---------------------------------------------------------------------------------------------

                                         ASSETS

Cash and due from banks                            $  9,559,329   $  8,317,450   $  8,197,344
Interest bearing deposits in other
   financial institutions                                50,947         10,245      4,958,337
Federal funds sold                                    5,898,863        555,627      2,863,635
                                                   ------------   ------------   ------------
   Cash and cash equivalents                         15,509,139      8,883,322     16,019,316
Certificates of deposit in other
   financial institutions                               100,000           --             --
Investment securities available for
   sale, at fair value                               21,308,961     14,664,953     31,988,139
Investment securities held to maturity
   (fair value 2000 $31,019,121;
   1999 $27,041,751; 1998 $32,539,731)               31,285,937     28,657,242     32,561,288
Federal Home Loan Bank stock, at cost                   652,300        652,300        936,400
Common stock in the Glen Burnie
   Statutory Trust I                                    155,000           --             --
Ground rents, at cost                                   249,900        254,025        257,025
Loans, less allowance for credit losses
   2000 $3,384,815; 1999 $2,921,631; 1998
   $2,841,060                                       162,373,731    151,106,560    125,501,252
Premises and equipment, at cost, less
   accumulated depreciation                           4,268,403      4,253,324      4,420,382
Accrued interest receivable on loans and
   investment securities                              1,681,219      1,279,067      1,401,660
Deferred income tax benefits                            126,933         49,137        892,912
Other real estate owned                                 484,148        558,827      1,099,326
Other assets                                          1,015,509      3,080,699      2,493,363
                                                   ------------   ------------   ------------

            TOTAL ASSETS                           $239,211,180   $213,439,456   $217,571,063
                                                   ============   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
   Noninterest-bearing demand                      $ 52,962,491   $ 45,144,293   $ 45,360,776
   Interest-bearing                                 153,005,846    148,945,702    154,250,339
                                                   ------------   ------------   ------------
            Total deposits                          205,968,337    194,089,995    199,611,115
Short-term borrowings                                   487,978      2,464,936      1,143,904
Long-term borrowings                                  7,296,523           --             --
Dividends payable                                       213,345        136,666        123,039
Accrued interest payable on deposits                    195,166        152,555        160,597
Accrued interest payable on junior
   subordinated debentures                              166,986           --             --
Other liabilities                                     2,547,098      1,492,855      2,363,735
                                                   ------------   ------------   ------------
            TOTAL LIABILITIES                       216,875,433    198,337,007    203,402,390
                                                   ------------   ------------   ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

Guaranteed preferred beneficial
   interests in Glen Burnie
   Bancorp junior subordinated debentures             5,155,000            --              --
                                                   ------------   -------------    ------------

Stockholders' equity:
Common stock, par value $1, authorized
   15,000,000 shares; issued and outstanding
   2000 1,110,049 shares; 1999 1,093,496
   shares; 1998 894,938 shares                        1,110,049       1,093,496         894,938
Surplus                                              10,373,549      10,149,247       9,788,889
Retained earnings                                     5,544,305       4,013,171       3,202,488
Accumulated other comprehensive income (loss)           152,844        (153,465)        282,358
                                                   ------------   -------------    ------------
            TOTAL STOCKHOLDERS' EQUITY               17,180,747      15,102,449      14,168,673
                                                   ------------   -------------    ------------

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                   $239,211,180   $ 213,439,456    $217,571,063
                                                   ============   =============    ============

            The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------
Years Ended December 31,                       2000            1999             1998
----------------------------------------------------------------------------------------
INTEREST INCOME ON:
   Loans, including fees                  $ 13,464,699    $ 11,816,570    $ 10,590,864
   U.S. Treasury securities                    129,283         279,412         461,808
   U.S. Government agency securities         2,608,332       3,254,811       4,024,712
   State and municipal securities              159,053            --           202,052
   Federal funds sold                          200,978         115,613         261,880
   Other                                       140,370          81,971         347,525
                                            ----------      ----------      ----------
         Total interest income              16,702,715      15,548,377      15,888,841
                                            ----------      ----------      ----------

INTEREST EXPENSE ON:
   Deposits                                  5,562,428       5,503,628       6,048,828
   Short-term borrowings                        66,513         119,546          46,463
   Long-term borrowings                        105,690            --              --
   Junior subordinated debentures              166,986            --              --
                                            ----------      ----------      ----------
         Total interest expense              5,901,617       5,623,174       6,095,291
                                            ----------      ----------      ----------

         NET INTEREST INCOME                10,801,098       9,925,203       9,793,550

PROVISION FOR CREDIT LOSSES                       --           300,000        (500,000)
                                            ----------      ----------      ----------
         NET INTEREST INCOME AFTER
          PROVISION FOR CREDIT LOSSES       10,801,098       9,625,203      10,293,550
                                            ----------      ----------      ----------

OTHER INCOME:
   Service charges on deposit accounts         859,734         891,913         908,733
   Other fees and commissions                1,224,255         687,939         560,239
   Gains (losses) on investment securities     (26,237)        (63,968)        527,320
   Curtailment gain on pension plan
    termination                                   --         1,311,997            --
   Settlement gain on pension plan
    termination                              1,600,126            --              --
   Proceeds from insurance settlements            --              --         1,126,077
                                            ----------      ----------      ----------
         Total other income                  3,657,878       2,827,881       3,122,369
                                            ----------      ----------      ----------

OTHER EXPENSES:
   Salaries and wages                        4,085,541       3,925,075       3,742,152
   Employee benefits                         2,131,481       1,596,044       1,309,591
   Occupancy                                   615,201         573,052         502,216
   Furniture and equipment                     871,655         876,774         884,599
   Litigation charges                             --              --         1,225,003
   Other expenses                            3,042,171       2,850,745       4,112,919
                                            ----------      ----------      ----------
         Total other expenses               10,746,049       9,821,690      11,776,480
                                            ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                   3,712,927       2,631,394       1,639,439

FEDERAL AND STATE INCOME TAX EXPENSE         1,438,061       1,186,044         806,247
                                            ----------      ----------      ----------

NET INCOME                                $  2,274,866    $  1,445,350    $    833,192
                                          ============    ============    ============

BASIC AND DILUTED EARNINGS PER SHARE OF
 COMMON STOCK                             $       2.07    $       1.33    $       0.66
                                          ============    ============    ============

            The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                               2000           1999         1998
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                                          $2,274,866   $ 1,445,350    $ 833,192
                                                                    ----------   -----------    ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   Reclassification relating to adoption
      of SFAS No. 133 at October 1, 1998                                  --            --        270,038
   Unrealized holding gains (losses) arising during the
      period (net of deferred taxes (benefits) 2000 $182,437;
      1999 ($296,905); 1998 ($6,043))                                  290,199      (472,279)      (9,644)
   Reclassification adjustment for (gains) losses included in net income (net of deferred taxes (benefits) 2000 ($10,128);
      1999 ($22,919); 1998 $127,598)                                    16,110        36,456     (202,968)
                                                                    ----------   -----------    ---------
      Total other comprehensive income (loss)                          306,309      (435,823)      57,426
                                                                    ----------   -----------    ---------
COMPREHENSIVE INCOME                                                $2,581,175   $ 1,009,527    $ 890,618
                                                                    ==========   ===========    =========


            The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                        Common Stock
                                  Shares          Par Value       Surplus
                                  ----------      ----------      ---------

Balances, December 31, 1997       $ 1,092,768    $ 1,092,768     $14,770,821

Net income                               --             --             --
Shares issued under employee
   stock purchase plan                    935            935         18,934
Shares issued under stockholder
   stock purchase plan                  7,388          7,388        185,623
Shares repurchased and retired       (213,168)      (213,168)    (5,367,596)
Cash dividends, $.42 per share           --             --             --
Dividends reinvested under
   dividend reinvestment plan           7,015          7,015        159,500
Vested stock options                     --             --           21,607
Other comprehensive income,
   net of tax                            --             --             --
                                      -------        -------      ---------

Balances, December 31, 1998           894,938        894,938      9,788,889
                                      -------        -------      ---------

Net income                               --             --             --
Shares issued under employee
   stock purchase plan                  2,015          2,015         39,351
Shares issued under stockholder
   stock purchase plan                  9,470          9,470        219,730
Shares repurchased and retired             (8)            (8)          (130)
Cash dividends, $.42 per share           --             --             --
Dividends reinvested under
   dividend reinvestment plan           4,832          4,832        101,317
Stock split effected in
   form of 20% stock dividend         182,249        182,249           --
Expired stock options                    --             --          (14,201)
Vested stock options                     --             --           14,291
Other comprehensive loss,
   net of tax                            --             --             --
                                      -------        -------      ---------

BALANCES, DECEMBER 31, 1999         1,093,496      1,093,496     10,149,247
                                    ---------      ---------     ----------

NET INCOME                               --             --             --
SHARES ISSUED UNDER STOCKHOLDER
   STOCK PURCHASE PLAN                  2,659          2,659         47,330
CASH DIVIDENDS, $.675 PER SHARE          --             --             --
DIVIDENDS REINVESTED UNDER
   DIVIDEND REINVESTMENT PLAN          13,894         13,894        187,861
EXPIRED STOCK OPTIONS                    --             --          (10,889)
OTHER COMPREHENSIVE INCOME,
   NET OF TAX                            --             --             --
                                      -------        -------      ---------

BALANCES, DECEMBER 31, 2000         1,110,049    $ 1,110,049    $10,373,549
                                    =========    ===========    ===========


                                                  Accumulated
                                                     Other        Total
                                   Retained      Comprehensive  Stockholders'
                                   Earnings      Income (Loss)    Equity
                                  ----------     -------------  ------------

Balances, December 31, 1997        $2,876,069     $  224,932   $18,964,590

Net income                            833,192         --           833,192
Shares issued under employee
   stock purchase plan                  --            --            19,869
Shares issued under stockholder
   stock purchase plan                  --            --           193,011
Shares repurchased and retired          --            --        (5,580,764)
Cash dividends, $.42 per share       (506,773)        --          (506,773)
Dividends reinvested under
   dividend reinvestment plan           --            --           166,515
Vested stock options                    --            --            21,607
Other comprehensive income,
   net of tax                           --            57,426        57,426
                                      -------        -------      ---------

Balances, December 31, 1998         3,202,488        282,358    14,168,673
                                    ---------        -------    -----------

Net income                          1,445,350         --         1,445,350
Shares issued under employee
   stock purchase plan                  --            --            41,366
Shares issued under stockholder
   stock purchase plan                  --            --           229,200
Shares repurchased and retired          --            --              (138)
Cash dividends, $.42 per share       (452,418)        --          (452,418)
Dividends reinvested under
   dividend reinvestment plan           --            --           106,149
Stock split effected in
   form of 20% stock dividend        (182,249)        --              --
Expired stock options                   --            --           (14,201)
Vested stock options                    --            --            14,291
Other comprehensive loss,
   net of tax                           --          (435,823)     (435,823)
                                      -------        -------      ---------

BALANCES, DECEMBER 31, 1999         4,013,171       (153,465)   15,102,449
                                    ---------        -------    -----------

NET INCOME                          2,274,866         --         2,274,866
SHARES ISSUED UNDER STOCKHOLDER
   STOCK PURCHASE PLAN                  --            --            49,989
CASH DIVIDENDS, $.675 PER SHARE      (743,732)        --          (743,732)
DIVIDENDS REINVESTED UNDER
   DIVIDEND REINVESTMENT PLAN           --            --           201,755
EXPIRED STOCK OPTIONS                   --            --           (10,889)
OTHER COMPREHENSIVE INCOME,
   NET OF TAX                           --         306,309         306,309
                                      -------      -------       ---------

BALANCES, DECEMBER 31, 2000        $5,544,305    $ 152,844     $17,180,747
                                   ==========    =========     ===========


            The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                  2000            1999             1998
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  2,274,866    $  1,445,350    $    833,192
  Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation, amortization, and accretion                            744,678         831,034         953,579
      Compensation (benefit) expense from vested stock options, net        (10,889)             90          21,607
      Provision for credit losses                                             --           300,000        (500,000)
      Losses on other real estate owned                                     27,679            --             6,000
      Deferred income taxes (benefits)                                     (73,725)        921,194         456,350
      (Gains) losses on disposals of assets, net                          (255,803)         43,273        (478,839)
      Changes in assets and liabilities:
       (Increase) decrease in accrued interest receivable                 (402,152)        122,593         155,311
       (Increase) decrease in other assets                               2,020,004        (741,174)       (732,269)
       Increase (decrease) in accrued interest payable                     209,597          (8,042)        (17,325)
       Increase (decrease) in other liabilities                            834,018        (674,080)      1,209,969
                                                                      ------------      ----------      ----------

         Net cash provided by operating activities                       5,368,273       2,240,238       1,907,575
                                                                      ------------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of held to maturity mortgage-backed securities              1,521,930       2,490,926         674,870
  Maturities of other held to maturity investment securities               500,000       7,754,438      20,485,350
  Maturities of available for sale mortgage-backed securities            1,621,643       5,018,593       6,749,884
  Maturities of other available for sale investment securities             500,000       1,991,087       1,525,000
  Sales of debt securities                                               4,540,643      14,985,136      25,899,152
  Purchases of held to maturity investment securities                   (1,652,173)     (6,357,408)    (27,992,219)
  Purchases of held to maturity mortgage-backed securities              (2,990,625)           --        (9,521,417)
  Purchases of other available for sale investment securities          (12,836,928)     (5,498,437)     (4,527,891)
  Redemption of FHLB stock                                                    --           284,100            --
  Purchase of certificate of deposit                                      (100,000)           --              --
  Purchase of common stock in the Glen Burnie Statutory Trust I           (155,000)           --              --
  Increase in loans, net                                               (11,267,171)    (25,729,005)    (13,453,506)
  Proceeds from sales of other real estate                                 537,000         402,693            --
  Purchases of other real estate                                              --           (59,523)       (359,579)
  Proceeds from sales of premises and equipment                               --            42,920            --
  Purchases of premises and equipment                                     (599,373)       (439,450)       (993,614)
                                                                      ------------      ----------      ----------

         Net cash used by investing activities                         (20,380,054)     (5,113,930)     (1,513,970)
                                                                      ------------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in noninterest-bearing deposits, NOW
        accounts, money market accounts, and savings accounts, net       7,608,893      (4,524,635)     (4,194,857)
  Increase (decrease) in time deposits, net                              4,269,449        (996,485)     (3,304,300)
  Increase (decrease) in short-term borrowings                          (1,976,958)      1,321,032         254,506
  Proceeds from long-term borrowings                                     7,000,000            --              --
  Repayments of long-term borrowings                                        (3,477)           --              --
  Cash dividends paid                                                     (667,053)       (438,791)       (464,880)
  Common stock dividends reinvested                                        201,755         106,149         166,515
  Repurchase and retirement of common stock                                   --              (138)     (5,580,764)
  Issuance of guaranteed preferred beneficial interests in
        Glen Burnie Bancorp junior subordinated debentures               5,155,000            --              --
  Issuance of common stock                                                  49,989         270,566         212,880
                                                                      ------------      ----------      ----------

         Net cash provided (used) by financing activities               21,637,598      (4,262,302)    (12,910,900)
                                                                      ------------      ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         6,625,817      (7,135,994)    (12,517,295)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             8,883,322      16,019,316      28,536,611
                                                                      ------------      ----------      ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 15,509,139    $  8,883,322     $16,019,316
                                                                      ============    ============     ===========

            The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

------------------------------------------------------------------------------------------------
Years Ended December 31,                                  2000          1999          1998
------------------------------------------------------------------------------------------------
SUPPLEMENTARY CASH FLOW INFORMATION:
   Interest paid                                          $5,692,020   $ 5,631,216    $6,112,616
   Income taxes paid                                         205,000          --            --
   Total increase (decrease) in unrealized appreciation
     (depreciation) on securities available for sale         499,038      (710,042)       93,559
------------------------------------------------------------------------------------------------

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

         Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

         Principles of Consolidation:

         The consolidated financial statements include the accounts of Glen Burnie Bancorp (the "Company") and its subsidiaries, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate. Intercompany balances and transactions have been eliminated. The Parent Only financial statements (see Note 22) of the Company account for the subsidiaries using the equity method of accounting.

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

         Securities Held to Maturity:

         Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the effective interest rate method over the period to maturity. Securities transferred into held to maturity from the available for sale portfolio are recorded at fair value at time of transfer with unrealized gains or losses reflected in equity and amortized over the remaining life of the security.

         Securities Available for Sale:

         Marketable debt securities not classified as held to maturity are classified as available for sale. Securities available for sale may be sold in response to changes in interest rates, loan demand, changes in prepayment risk, and other factors. Changes in unrealized appreciation (depreciation) on securities available for sale are reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. The gains and losses on securities sold are determined by the specific identification method. Premiums and discounts are recognized in interest income using the effective interest rate method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Other Securities:

         Federal Home Loan Bank ("FHLB") stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Statement of Financial Accounting Standards ("SFAS") No 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLB or another member institution.

         Loans and Allowance for Credit Losses:

         Loans are generally carried at the amount of unpaid principal, adjusted for deferred loan fees, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Bank's policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for 120 days or more. When a loan is placed on nonaccrual status all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral.

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

         Other Real Estate Owned ("OREO"):

         OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. Loans converted to OREO through foreclosure proceedings totaled $59,523 and $359,579 for the years ended December 31, 1999 and 1998, respectively. No sales of OREO were financed by the Bank for 2000, 1999, or 1998, however, sales of OREO were financed by GBB Properties, Inc. totaling $145,000 for 2000.

         In April 2000, the Bank sold a foreclosed property for a gain of $490,000, which is included in other fees and commissions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Intangible Assets:

         Cost incurred related to goodwill represents the excess of the cost of a branch acquired over the fair value of the net assets at date of acquisition. Goodwill of $544,652 is being amortized on the straight-line method over 10 years. Accumulated amortization was $285,942, $231,477, and $177,012 at December 31, 2000, 1999, and 1998,
         respectively. Amortization expense totaled $54,465 for each of the years ended December 2000, 1999, and 1998.

         Long-Lived Assets:

         The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

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

         Credit Risk:

         The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank had deposits and Federal funds sold of approximately $712,000, $330,000, and $11,055,000 with three separate financial institutions as of December 31, 2000.

         Cash and Cash Equivalents:

         The Bank has included cash and due from banks, interest bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $3,039,000, $2,477,000, and $2,094,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 3. INVESTMENT SECURITIES

         Investment securities are summarized as follows:


                                                                                   Gross         Gross
                                                       Amortized                Unrealized    Unrealized        Fair
         DECEMBER 31, 2000                             Cost                        Gains         Losses         Value
         -----------------                             ----                        -----         ------         -----
         AVAILABLE FOR SALE:
         U.S. TREASURY                                   $ 497,871                $ 9,638         $ -           $  507,509
         U.S. GOVERNMENT AGENCY                          6,975,277                 45,107        38,008          6,982,376
         STATE AND MUNICIPAL                             8,038,349                254,201       -                8,292,550
         CORPORATE TRUST PREFERRED                       2,821,428                 -              1,481          2,819,947
         MORTGAGE-BACKED                                 2,727,023                 -             20,444          2,706,579
                                                         ---------                -------        ------          ---------

                                                       $21,059,948              $ 308,946      $ 59,933        $21,308,961
                                                       ===========              =========      ========        ===========


         HELD TO MATURITY:

         U.S. TREASURY                                 $ 1,248,529              $  14,446      $    620        $ 1,262,355
         U.S. GOVERNMENT AGENCY                         17,834,666                 83,636       311,617         17,606,685
         STATE AND MUNICIPAL                               682,431                 27,437        -                 709,868
         MORTGAGE-BACKED                                11,520,311                 51,804       131,902         11,440,213
                                                       -----------                 ------       -------         ----------

                                                       $31,285,937              $ 177,323     $ 444,139        $31,019,121
                                                       ===========              =========      =========       ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                         Gross        Gross
                                                                Amortized            Unrealized    Unrealized        Fair
         December 31, 1999                                      Cost                     Gains        Losses         Value
         -----------------                                      ----                     -----        ------         -----
         AVAILABLE FOR SALE:
         U.S. Treasury                                            $ 991,895          $   -         $  9,378       $  982,517
         U.S. Government agency                                   5,491,665              -          209,145        5,282,520
         Mortgage-backed                                          8,431,417             24,870       56,371        8,399,916
                                                                  ---------             ------       ------        ---------

                                                                $14,914,977         $   24,870    $ 274,894      $14,664,953
                                                                ===========          ==========   =========      ===========


         HELD TO MATURITY:
         U.S. Treasury                                          $1,747,488           $   4,241     $  5,081      $ 1,746,648
         U.S. Government agency                                 16,851,527               -        1,139,994       15,711,533
         Mortgage-backed                                        10,058,227               -          474,657        9,583,570
                                                                ----------           ---------      -------        ---------

                                                                $28,657,242          $   4,241   $1,619,732      $27,041,751
                                                                ===========          =========   ==========      ===========



                                                                                         Gross        Gross
                                                                Amortized            Unrealized    Unrealized        Fair
         December 31, 1998                                      Cost                     Gains        Losses         Value
         -----------------                                      ----                     -----        ------         -----
         AVAILABLE FOR SALE:
         U.S. Treasury                                           $ 2,584,565          $ 129,844      $  -         $   2,714,409
         U.S. Government agency                                   16,430,674            249,927        8,340         16,672,261
         Mortgage-backed                                          12,512,882             90,225        1,638         12,601,469
                                                                  ----------             ------        -----         ----------

                                                                 $31,528,121          $ 469,996      $ 9,978        $31,988,139
                                                                 ===========          =========      =======        ===========


         HELD TO MATURITY:
         U.S. Treasury                                          $ 2,497,627           $  54,164    $  -            $  2,551,791
         U.S. Government agency                                  15,486,672              41,176       92,043         15,435,805
         Mortgage-backed                                         14,576,989              19,248       44,102         14,552,135
                                                                 ----------              ------       ------         ----------

                                                                $32,561,288           $  114,588   $ 136,145        $32,539,731
                                                                ===========           ==========   =========        ===========


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

         Contractual maturities of investment securities at December 31, 2000, 1999, and 1998 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   AVAILABLE FOR SALE                   HELD TO MATURITY
                                                                   AMORTIZED            FAIR            AMORTIZED       FAIR
         DECEMBER 31, 2000                                         COST                 VALUE           COST            VALUE
         -----------------                                         ----                 -----           ----            -----
         DUE WITHIN ONE YEAR                                       $ -                 $   -           $  499,841      $  499,478
         DUE OVER ONE TO FIVE YEARS                                6,973,148            6,976,182       3,634,136       3,684,832
         DUE OVER FIVE TO TEN YEARS                                  679,801              696,287       7,490,924       7,449,653
         DUE OVER TEN YEARS                                       10,679,976           10,929,913       8,140,725       7,944,945
         MORTGAGE-BACKED, DUE IN MONTHLY
         INSTALLMENTS                                              2,727,023            2,706,579      11,520,311      11,440,213
                                                                   ---------            ---------      ----------      ----------

                                                                 $21,059,948          $21,308,961     $31,285,937     $31,019,121
                                                                 ===========          ===========     ===========     ===========



                                                                   AVAILABLE FOR SALE                   HELD TO MATURITY
                                                                   Amortized            Fair            Amortized       Fair
         December 31, 1999                                         Cost                 Value           Cost            Value
         -----------------                                         ----                 -----           ----            -----
         Due within one year                                       $ -              $   -            $  500,047      $  500,134
         Due over one to five years                                5,483,560            5,310,974     3,653,770       3,577,422
         Due over five to ten years                                1,000,000              954,063     6,990,185       6,635,625
         Due over ten years                                        -                    -             7,455,013       6,745,000
         Mortgage-backed, due in monthly
         installments                                              8,431,417            8,399,916    10,058,227       9,583,570
                                                                   ---------            ---------    ----------       ---------

                                                                 $14,914,977          $14,664,953   $28,657,242     $27,041,751
                                                                 ===========          ===========   ===========     ===========


                                                                   AVAILABLE FOR SALE                   HELD TO MATURITY
                                                                   Amortized            Fair            Amortized       Fair
         December 31, 1998                                         Cost                 Value           Cost            Value
         -----------------                                         ----                 -----           ----            -----
         Due within one year                                      $ 1,499,909       $   1,509,844    $  1,250,357    $  1,259,844
         Due over one to five years                                13,445,861          13,690,797       1,247,271       1,291,953
         Due over five to ten years                                 4,069,469           4,186,029       7,489,009       7,517,969
         Due over ten years                                          -                  -               7,997,662       7,917,830
         Mortgage-backed, due in monthly
         installments                                              12,512,882          12,601,469      14,576,989      14,552,135
         ------------                                              ----------          ----------      ----------      ----------

                                                                  $31,528,121      $   31,988,139     $32,561,288     $32,539,731
                                                                  ===========      ==============     ===========     ===========


         Proceeds from sales of securities prior to maturity were $4,540,643, $14,985,138, and $25,889,152 for the years ended December 31, 2000,
         1999, and 1998, respectively. Losses of $26,237 were realized on those sales for 2000. Gains of $59,647 and losses of $123,614 were realized on those sales for 1999. Gains of $418,519 and losses of $5,011 were realized on those sales for 1998. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax benefit (expense) relating to net gains/losses on sales of investment securities was $10,133, $24,704, and ($159,697) for the years ended December 31, 2000, 1999, and 1998, respectively.

         Securities with amortized costs of approximately $1,271,000, $1,742,000, and $2,994,000 were pledged as collateral for short-term borrowings and financial instruments with off-balance sheet risk at December 31, 2000, 1999, and 1998, respectively.

         The Bank has no derivative financial instruments required to be disclosed under SFAS No. 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS

        Major categories of loans are as follows:


                                                                        2000                    1999               1998
                                                                        ----                    ----               ----
         Mortgage:
           Residential                                                $ 36,187,294            $ 34,098,848       $ 33,931,494
           Commercial                                                   40,168,603              42,342,103         43,915,342
           Construction and land development                             5,256,921               6,094,894          2,382,657
         Lease financing                                                    70,675                 341,277          1,059,382
         Demand and time                                                 3,655,180               3,359,785          4,654,006
         Installment                                                    81,124,897              68,518,095         43,147,377
                                                                        ----------              ----------         ----------
                                                                       166,463,570             154,755,002        129,090,258
         Unearned income on loans                                         (705,024)               (726,811)          (747,946)
                                                                         --------                --------           --------
                                                                       165,758,546             154,028,191        128,342,312
         Allowance for credit losses                                    (3,384,815)             (2,921,631)        (2,841,060)
                                                                       ----------              ----------         ----------

                                                                      $162,373,731            $151,106,560       $125,501,252
                                                                      ============            ============       ============


         During 1998 the Bank instituted an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank's installment loan portfolio included approximately $61,725,000, $50,967,000, and $24,630,000 of such loans at December 31, 2000, 1999, and 1998, respectively.

         The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

         Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2000, 1999, and 1998, the amounts of such loans outstanding were $1,319,700, $1,417,716, and $1,495,082, respectively. During 2000, loan additions and repayments were $69,500 and $167,516, respectively.

         The allowance for credit losses is as follows:


                                                                         2000               1999              1998
                                                                         ----               ----              ----

         Balance, beginning of year                                  $   2,921,631      $   2,841,060     $   4,139,396
         Provision for credit losses                                     -                    300,000          (500,000)
         Recoveries                                                      1,223,618            454,277           296,617
         Loans charged off                                                (760,434)          (673,706)       (1,094,953)
                                                                         --------            --------       ----------

         Balance, end of year                                        $   3,384,815      $   2,921,631     $   2,841,060
                                                                     =============      =============     =============


         Loans on which the accrual of interest has been discontinued amounted to $370,053, $1,011,826, and $1,724,782 at December 31,
         2000, 1999, and 1998, respectively. Interest that would have been accrued under the terms of these loans totaled $48,484, $168,644, and $269,112 for the years ended December 31, 2000, 1999, and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information regarding loans classified by the Bank as impaired are summarized as follows:


                                                                          2000              1999              1998
                                                                          ----              ----              ----
         Loans classified as impaired                                 $  207,579        $ 1,043,944      $  2,528,851
         Allowance for credit losses on impaired loans                    77,633            217,907           423,571
         Average balance of impaired loans                                63,105          1,842,757         2,417,615

         Following is a summary of cash receipts on impaired loans and how they were applied:

         Cash receipts applied to reduce principal balance               $ 6,389           $ 83,828      $     62,811
         Cash receipts recognized as interest income                         581                -              37,313
                                                                         -------           --------      ------------
         Total cash receipts                                             $ 6,970           $ 83,828      $     70,124
                                                                         =======           ========      ============


         At December 31, 2000, the total recorded investment in troubled debt restructurings amounted to $369,594. The average recorded investment in troubled debt restructurings amounted to $383,642 for the year ended December 31, 2000. The allowance for credit losses relating to troubled debt restructurings was $66,479 at December 31, 2000. Interest income on troubled debt restructurings of $93,653 was recognized for cash payments received in 2000. All investments in troubled debt were performing under the terms of the modified agreements.

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

         The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PREMISES AND EQUIPMENT

         A summary of premises and equipment is as follows:


                                                 Useful
                                                  lives                       2000            1999             1998
                                                  -----                       ----            ----             ----
        Land                                                            $    684,977      $  591,377       $  509,803
        Buildings                                5-50 years                4,112,520       4,004,737        3,900,421
        Equipment and fixtures                   5-30 years                4,479,403       4,385,699        4,125,205
        Construction in progress                                             246,461          10,333           21,675
                                                                             -------          ------           ------
                                                                           9,523,361       8,992,146        8,584,104
        Accumulated depreciation                                          (5,254,958)     (4,738,822)      (4,163,722)
                                                                         ----------       ----------      ----------

                                                                        $  4,268,403    $  4,253,324       $4,420,382
                                                                        ============    ============       ==========


         Depreciation expense was $551,784, $575,100, and $596,716 for the years ended December 31, 2000, 1999, and 1998, respectively. Amortization of software and intangible assets was $197,286, $187,046, and $179,369 for the years ended December 31, 2000, 1999, and 1998, respectively.

         The Bank leases its South Crain Highway and Severna Park branches. Minimum lease obligations under the South Crain Highway branch is $71,800 per year through September 2004, adjusted annually by the CPI. Minimum lease obligations under the Severna Park branch are $36,560 per year through September 2004, adjusted annually by the CPI. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Total rent expense was $122,060, $85,980, and $53,591 for the years ended December 31, 2000, 1999, and 1998, respectively.

         During 2000, the Bank purchased a building and land for $307,957, anticipated to be used for future banking operations (see Note 7).

         During 1999, GBB Properties, Inc. purchased land for $82,774, anticipated to be used for a future branch location.

         In December 2000, the Board of Directors of the Company voted to close the Ferndale Shopping Center branch, effective upon final approval from all Federal and state regulatory agencies. At December 31, 2000, management determined that certain leasehold improvements made to the Ferndale branch were impaired as prescribed by SFAS No. 121 and have no net realizable value. These leasehold improvements had a book value of $184,535 at December 31, 2000 and will be reflected as an asset impairment loss from continuing operations. The Bank has also accrued approximately $96,000 relating to the estimated cost of closing the Ferndale branch. These costs are included in other operating expenses (see Note 13).

NOTE 6. SHORT-TERM BORROWINGS

         Short-term borrowings are as follows:


                                                                                2000           1999             1998
                                                                                ----           ----             ----
         Notes payable - U.S. Treasury                                    $     487,978    $   464,936      $   143,904
         FHLB advances                                                          -            2,000,000        1,000,000
                                                                             -------         ---------        ---------

                                                                          $     487,978    $ 2,464,936       $1,143,904
                                                                          =============    ===========       ==========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Bank owned 6,523 shares of common stock of the FHLB at December 31, 2000. The Bank is required to maintain an investment of .3% of total assets, adjusted annually. This investment was a condition for obtaining a variable rate credit facility with the FHLB. The credit available under this facility is determined at 12% of the Bank's total assets, adjusted quarterly based on call reports, or approximately $28,705,000 at December 31, 2000. There were $7,000,000 in long-term advances under this credit arrangement at December 31, 2000 (see Note
         7). At December 31, 1999 and 1998 the Bank had short-term advances of $2,000,000 and $1,000,000, bearing interest at 4.55% and 5.15%, respectively, and maturing within the next year. The credit facility is secured by a floating lien on the Bank's residential mortgage loan portfolio and by investment securities with amortized cost of approximately $250,000, $750,000, and $1,000,000 at December 31, 2000,
         1999, and 1998, respectively. Average short-term borrowings were approximately $640,000, $1,506,000, and $256,000 during 2000, 1999, and
         1998, respectively.

         Notes payable to the U.S. Treasury are Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. The note payable is secured by investment securities with an amortized cost of approximately $997,000, $995,000, and $1,494,000 at December 31, 2000,
         1999, and 1998, respectively.

         The Bank also has available $5,000,000 in a short-term credit facility, secured by Federal funds sold, from another bank for short term liquidity needs, if necessary. There were no borrowings outstanding under this credit arrangement at December 31, 2000, 1999, and 1998.

NOTE 7. LONG-TERM BORROWINGS

         Long-term borrowings are as follows:


                                                                                              2000
                                                                                           ----------
         Federal Home Loan Bank of Atlanta, convertible advance                            $7,000,000
         Note payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through October 2010,
            secured by real estate to be used for future banking operations.                  296,523
                                                                                              -------

                                                                                           $7,296,523
                                                                                           ==========


         The Federal Home Loan Bank of Atlanta convertible advance has a final maturity of September 2010 and an interest rate of 5.84%, payable quarterly, which is fixed for two years through September 2002. At that time, the Federal Home Loan Bank of Atlanta has the option of converting the rate to a three month LIBOR; however, if converted, the borrowing can be repaid without penalty. The proceeds of the convertible advance were used to purchase higher yielding investment securities.

         At December 31, 2000, the scheduled maturities of long-term borrowings are approximately as follows:


                                                                    2000
                                                                ----------
         2001                                              $        21,700
         2002                                                       23,300
         2003                                                       25,000
         2004                                                       26,800
         2005                                                       28,700
         2006 and thereafter                                     7,171,023
         ----                                                    ---------

                                                           $     7,296,523
                                                           ===============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. DEPOSITS

         Major classifications of interest-bearing deposits are as follows:


                                                                                2000             1999              1998
                                                                              ----------       ----------        ----------
         NOW and SuperNOW                                           $         19,644,885   $   18,562,778    $   20,600,751
         Money Market                                                         16,766,390       17,628,665        20,049,677
         Savings                                                              40,687,639       41,116,776        40,965,943
         Certificates of Deposit, $100,000 or more                            11,995,756        6,345,179         5,758,269
         Other time deposits                                                  63,911,176       65,292,304        66,875,699
                                                                              ----------       ----------        ----------

                                                                            $153,005,846     $148,945,702      $154,250,339
                                                                            ============     ============      ============



         Interest expense on deposits is as follows:

                                                                              2000             1999              1998
                                                                              -------          -------           -------
         NOW and SuperNOW                                           $         217,558      $   230,708       $   377,632
         Money Market                                                         449,850          527,466           546,382
         Savings                                                              961,028          938,117         1,069,853
         Certificates of Deposit, $100,000 or more                            557,693          435,885           443,489
         Other time deposits                                                3,376,299        3,371,452         3,611,472
                                                                            ---------        ---------         ---------

                                                                    $       5,562,428      $ 5,503,628       $ 6,048,828
                                                                    =================      ===========       ===========


         At December 31, 2000, the scheduled maturities of time deposits are approximately as follows:


                                                         2000
                                                      ----------
            2001                                    $ 48,330,000
            2002                                      14,803,000
            2003                                       6,997,000
            2004                                       1,776,000
            2005 and thereafter                        4,001,000
            ----                                       ---------

                                                    $ 75,907,000
                                                    ============


         Deposit balances of executive officers and directors and their affiliated interests totaled approximately $734,000, $369,000, and $356,000 at December 31, 2000, 1999, and 1998, respectively.

         The Bank had no brokered deposits at December 31, 2000, 1999, and 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

        The components of income tax expense for the years ended December 31, 2000, 1999, and 1998 are as follows:


                                                                                    2000               1999            1998
                                                                                    ----               ----            ----
        Current:
        Federal                                                                  $  1,271,219      $   264,850      $   (1,841)
        State                                                                         240,567            -             351,738
                                                                                      -------          -------         -------

          Total current                                                             1,511,786          264,850         349,897
                                                                                    ---------          -------         -------
        Deferred income taxes (benefits):
        Federal                                                                        51,660          793,015         352,880
        State                                                                       (125,385)          128,179         103,470
                                                                                    --------           -------         -------

          Total deferred                                                             (73,725)          921,194         456,350
                                                                                     -------           -------         -------

            Income tax expense                                                   $  1,438,061      $ 1,186,044      $  806,247
                                                                                 ============      ===========      ==========


        The 1998 current State provision consisted of disallowed prior years' refund claims.

         A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2000, 1999, and 1998 is as follows:


                                                                                    2000               1999            1998
                                                                                    ----               ----            ----

        Income before income taxes                                               $  3,712,927      $ 2,631,394      $  1,639,439
                                                                                 ============      ===========      ============

        Taxes computed at Federal income tax rate                                $  1,262,395      $   894,674        $  557,409
        Federal excise tax on pension plan termination and
        settlement                                                                    238,636          196,800               -
        Increase (decrease) resulting from:
        Tax-exempt income                                                             (49,261)           -               (61,361)
        State income taxes, net of Federal income tax benefit                          76,021           84,598           300,437
        AMT credits                                                                   (87,421)           -                  -
        Other                                                                          (2,309)           9,972             9,762
                                                                                       ------            -----             -----

        Income tax expense                                                       $  1,438,061      $ 1,186,044        $  806,247
                                                                                 ============       ===========       ==========


        Sources of deferred income taxes and the tax effects of each for the years ended December 31, 2000, 1999, and 1998 are as follows:


                                                                                    2000               1999            1998
                                                                                    ----               ----            ----

        Depreciation                                                             $  (46,174)         $ (11,998)     $  13,318
        Securities discount accretion                                                 7,066              2,858        (19,471)
        Provision for credit losses                                                 (18,725)           139,705        658,694
        Deferred compensation and pension benefit plans                            (646,776)           542,275        (76,205)
        Charitable contributions                                                     29,372             32,430        (15,844)
        Write-downs on other real estate owned                                       (9,462)             4,773         (2,317)
        Alternative minimum tax credits                                             610,974            126,090        (16,764)
        Net operating loss carryover                                                -                   85,061        (85,061)
                                                                                    -------             ------        -------

        Deferred income tax expense (benefit)                                    $  (73,725)         $ 921,194      $ 456,350
                                                                                 ==========          =========      =========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of the net deferred income tax benefits as of December 31, 2000, 1999, and 1998 are as follows:


                                                                                        2000           1999            1998
                                                                                        ----           ----            ----

        Deferred income tax benefits:
          Allowance for credit losses                                           $       2,986         $   -         $  123,966
          Deferred compensation and benefit plans                                     326,055          276,334         728,247
          Other real estate owned                                                       9,462            -               4,773
          Charitable contributions                                                       -              29,372          61,802
          Alternative minimum tax credits                                              60,239          671,213         797,303
          Net operating loss carryover                                                   -              -               85,061
          Net unrealized depreciation on investment
            securities available for sale                                                -              96,560          -
                                                                                      -------           ------        --------
              Total deferred income tax benefits                                      398,742        1,073,479       1,801,152
                                                                                      -------        ---------       ---------

        Deferred income tax liabilities:
          Accumulated depreciation                                                    146,156          192,330         204,328
          Allowance for credit losses                                                   -               15,739          -
          Securities discount accretion                                                29,483           22,417          19,559
          Prepaid pension plan contributions                                            -              597,056         506,694
          Net unrealized appreciation on investment
            securities available for sale                                              96,170          -               177,659
                                                                                       ------          -------         -------
                Total deferred income tax liabilities                                 271,809          827,542         908,240
                                                                                      -------          -------         -------
            Net deferred income tax benefits, included
              in other assets.                                                   $    126,933       $  245,937      $  892,912
                                                                                 ============       ==========      ==========


        Management has determined that no valuation allowance is required as it is more likely than not that the net deferred income tax benefits will be fully realizable in future years.

NOTE 10. PENSION AND PROFIT SHARING PLANS

         Through 1998, the Bank had a defined benefit pension plan covering substantially all of its employees. Benefits were based on the employee's average rate of earnings for the five consecutive years before retirement. The Bank's funding policy was to contribute annually an amount between the minimum and maximum actuarially determined contribution, using the frozen entry age actuarial cost method. Assets of the plan were held in a trust fund principally comprised of growth and income mutual funds managed by another bank.

         The Bank officially terminated the plan on December 27, 1999 and received IRS approval for plan termination in February 2000. The Bank settled all accrued benefits under the plan in October 2000. The Bank has established a defined contribution plan as a replacement plan. Upon termination of the pension plan all participants became 100% vested. All accrued benefits under the terminated and settled pension plan were provided to participants through the purchase of annuities, or, in the case of actively employed participants, at their option, in the form of a lump sum rollover to the new defined contribution plan.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As a result of the settlement of the defined benefit plan in October 2000, the Bank has recognized a settlement gain of $1,600,126, included in other income. The Bank has also accrued a 25% safe harbor contribution of $397,728, included in employee benefit expense, and excise taxes of $238,636, payable on settlement gains recognized, included in Federal and state income tax expense.

         The following table sets forth the financial status of the pension plan at December 31, 2000, 1999, and 1998:


                                                                               2000            1999             1998
                                                                               ----            ----             ----
         Projected benefit obligation at January 1,                     $  4,791,364        $   4,423,566        $4,124,137
           Service cost                                                          -               -                  208,699
           Interest                                                              -                261,367           346,128
           Actual benefit payments                                        (4,710,262)            (144,739)         (189,504)
           Interest on distributions                                             -                 (7,223)           (6,850)
           Decrease from curtailment                                             -             (1,435,130)              -
           Increase from change in discount rate                                 -              1,607,050               -
           Other adjustments                                                 (81,102)              86,473           (59,044)
                                                                             -------               ------           -------

         Projected benefit obligation at December 31,                     $    -             $  4,791,364        $4,423,566
                                                                             =======         ============        ==========

         Accumulated benefit obligation:
           Vested                                                           $    -           $  4,791,364        $4,315,501
           Nonvested                                                             -               -                  108,065
                                                                            --------           ------               -------

                                                                          $    -             $  4,791,364        $4,423,566
                                                                             =======         ============        ==========

         Plan assets at January 1,                                       $ 7,045,921         $  5,699,073        $4,670,182
           Actual contributions                                                -                    -                 -
           Actual distributions                                           (7,622,385)            (144,739)         (189,504)
           Actual returns                                                    576,464            1,491,587         1,218,395
                                                                             -------            ---------         ---------

         Plan assets at December 31,                                      $    -             $  7,045,921        $5,699,073
                                                                             =======         ============        ==========

         Plan assets at fair value                                        $    -             $  7,045,921        $5,699,073
         Projected benefit obligation                                          -               (4,791,364)       (4,423,566)
                                                                             -------           ----------         ----------
         Plan assets in excess of
           projected benefit obligation                                        -               2,254,557          1,275,507
         Unrecognized prior service cost                                       -                   -                123,133
         Unrecognized net gain                                                 -                (684,244)        (1,425,979)
         Unrecognized net asset from transition                                -                 (24,336)           (36,505)
         --------------------------------------                             ------              --------           --------

         Prepaid (accrued) pension expense included in other assets $          -            $  1,545,977         $  (63,844)
                                                                          ===========       ============         ==========

         Net pension expense includes the following:

           Service cost                                                   $    -            $     -              $  201,699
           Interest cost                                                       -                254,144             339,278
           Actual return on assets                                          (576,464)        (1,491,587)        (1,218,395)
           Net amortization and deferral                                     874,288            939,619             830,649
                                                                             -------            -------             -------

         Net pension expense (benefit)                                    $  297,824        $  (297,824)         $  153,231
                                                                          ==========        ============         ==========


                        NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS

          Assumptions used in the accounting for net pension expense were:


                                                                      2000                   1999            1998
                                                                      ----                   ----            ----
         Discount rates                                               N/A                    5.5%            8.5%
         Rate of increase in compensation levels                      N/A                    6.5%            6.5%
         Long-term rate of return on assets                           N/A                    8.5%            8.5%


         The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. Effective January 1, 1999, the plan was amended to provide for discretionary employer matching contributions to be determined annually by the Board of Directors. The Bank's contributions to the plan are determined annually by the Board of Directors. The plan covers substantially all employees. The Bank's contributions to the plan included in employee benefit expense were $230,971, $187,704, and $102,757 for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 11. POST-RETIREMENT HEALTH CARE BENEFITS

         The Bank provides health care benefits to employees who retire at age
         65. The plan is funded only by the Bank's monthly payments of insurance premiums due. The following table sets forth the financial status of the plan at December 31, 2000, 1999, and 1998:


                                                                               2000            1999             1998
                                                                               ----            ----             ----
         Accumulated post-retirement benefit obligation:

           Retirees                                                       $   299,422      $  308,960       $  239,773
           Other active participants, fully eligible                            -               -               27,741
           Other active participants, not fully eligible                      659,531         786,293          493,449
                                                                              -------         -------          -------
                                                                              958,953       1,095,253          760,963
         Unrecognized net gain                                                250,074          11,504          347,097
         Unrecognized transition obligation                                  (467,585)       (500,984)        (534,383)
         Unrecognized past service cost                                       102,822         109,746             -
                                                                              -------         -------           -------

         Accrued post-retirement benefit cost                             $   844,264      $  715,519       $  573,677
                                                                          ===========      ==========       ==========

         Net post-retirement benefit expense for the years ended December
         31, 2000, 1999, and 1998 includes the following:

         Service cost                                                     $    73,360       $  71,739        $  56,771
         Interest cost                                                         60,006          67,844           48,979
         Amortization of unrecognized transition obligation                    33,399          33,399           33,399
         Amortization of net gain                                              (6,879)             -           (13,052)
         Amortization of past service cost                                     (6,924)         (6,924)            -
                                                                               ------          ------           ------

         Net post-retirement benefit expense                              $   152,962      $  166,058       $  126,097
                                                                          ===========      ==========       ==========

         Assumptions used in the accounting for net post-retirement benefit expense were:

         Health care cost trend rate                                             5.0%            5.0%             5.0%
         Discount rate                                                           6.5%            6.5%             6.8%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         If the assumed health care cost trend rate were increased to 6% for 2000, 1999, and 1998, the total of the service and interest cost components of net periodic post-retirement health care benefit cost would increase by $28,474, $37,610, and $28,471 for the years ended December 31, 2000, 1999, and 1998, respectively, and the accumulated post-retirement benefit obligation would increase to $181,436, $203,668, and $154,568 as of December 31, 2000, 1999, and 1998,
         respectively.

NOTE 12. OTHER BENEFIT PLANS (see also Note 15)

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

         Subsequent to the repurchase of the Company's common stock under a "Redemption Agreement" and entering into a standstill agreement (see
         Note 15), and effective as of December 31, 1998, all assets held by these trusts were returned to the Bank. The severance trust continues to exist on an unfunded status, while the litigation trust was terminated on December 31, 1998.

         In March 1998, the Bank established and funded a grantor trust for $285,000 as part of an employment agreement with the then Chief Operating Officer of the Bank. The agreement provided for the payment of benefits upon termination of employment, for a reason other than just cause, after a "change in control" of the Company.

         In January 2000, the Bank terminated this grantor trust, due to the resignation of the Chief Operating Officer of the Bank during 1999. Balances held in the trust of approximately $307,000 at time of termination were subsequently returned to the Bank.

NOTE 13. OTHER OPERATING EXPENSES

         Other operating expenses include the following:


                                                                               2000             1999         1998

         Professional services                                            $    642,609      $   714,929    $ 2,163,448
         Stationery, printing and supplies                                     224,453          251,388        241,029
         Postage and delivery                                                  269,710          235,110        239,519
         FDIC assessment                                                        67,393           22,481         81,162
         Directors fees and expenses                                           114,442          134,092        151,737
         Marketing                                                             251,113          342,737        305,794
         Data processing                                                       231,097          222,709        205,839
         Correspondent bank services                                            95,245           98,896        114,689
         Telephone                                                             100,026          102,757         95,572
         Liability insurance                                                    98,446           91,783         89,149
         Losses and expenses on real estate owned (OREO)                        58,334           38,218         33,414
         Asset impairment loss on Ferndale branch and
           related closing expenses (see Note 5)                               280,460          -                -
         Other                                                                 608,843          595,645        391,567
                                                                               -------          -------        -------

                                                                          $  3,042,171      $ 2,850,745    $ 4,112,919
                                                                          ============      ===========    ===========

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. LITIGATION CHARGES

           In 1998, the Company accrued for losses of $420,000 and incurred additional actual losses of $805,003 relating to legal claims involving fraudulent check endorsement issues and/or bankruptcies. These nonrecurring charges were included in other expenses for 1998. In 1999, the Company settled on these claims for $220,000.

NOTE 15. REPURCHASE AND RETIREMENT OF COMPANY COMMON STOCK

           During 1998, the Company was pursued by another competing financial institution (the institution) in a hostile take-over attempt. In November 1998, the Company reached an agreement with the institution to repurchase 213,168 shares of its common stock, or approximately 19.5% of its then outstanding shares, for an aggregate purchase price of $5,580,764. In conjunction with the redemption agreement, the Company and the institution also entered into a standstill agreement through November 2008. Under the standstill agreement, the Company will make payments over five years totaling $675,510 beginning with a payment of $150,000 in January 1999 and four subsequent annual payments of $131,378.

           During 2000 and 1999, the Company made payments totaling $131,378 and $281,378, respectively, relating to the standstill agreement. These payments are included in other expenses.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

           Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

                                                                December 31,
                                            --------------------------------------------------
                                                2000               1999            1998
                                             ----------         ----------       ----------
Loan commitments:
   Construction and land development        $     450,000      $    740,000    $  1,537,400
   Other mortgage loans                            79,000           739,800       1,671,050
                                               ----------       ----------        ----------
                                            $     529,000      $  1,479,800    $  3,208,450
                                               ==========        ==========      ==========
Unused lines of credit:
   Home-equity lines                        $   3,417,102      $  3,215,502    $  3,029,929
   Commercial lines                             7,615,035         9,981,462       6,149,939
   Unsecured consumer lines                       908,600           824,978         851,390
                                                ----------       ----------      ----------
                                            $  11,940,737      $ 14,021,942    $ 10,031,258
                                               ==========        ==========      ==========
Letters of credit:                          $   1,237,878      $  1,384,969    $  2,012,626
                                               ==========        ==========      ==========

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

           The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2000, 1999, and 1998, the Bank has provided as an allowance for credit losses related to these financial instruments with off-balance sheet risk $105,642, $71,623, and $67,168, respectively, which is reflected as a reduction of loans.

           Sale of credit card portfolio:

           On February 15, 2000, the Bank sold its credit card portfolio to another financial institution. The outstanding balance of the portfolio as of the date of settlement was $1,064,857.

           As a result of the sale, the Bank was required to fund a loan loss reserve from part of the settlement proceeds for all non-business accounts with the financial institution of approximately $48,000. This reserve is for a one year period with any remaining reserve returned to the Bank. The Bank has no additional responsibilities for any loan losses in excess of the initial reserves. As of December 31, 2000, the loan loss reserve was depleted. In addition to the loan loss reserve for non-business accounts, the Bank was also required to guarantee all business accounts for a one year period. Total Bank exposure for business accounts is approximately $427,000 with a total outstanding balance of approximately $70,000 as of December 31, 2000.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. GUARANTEED PREFERRED BENEFICIAL INTEREST IN JUNIOR SUBORDINATED DEBENTURES

           On September 7, 2000, Glen Burnie Statutory Trust I, a Connecticut business trust newly formed and wholly owned by the Company, issued $5,155,000 of capital securities at 10.6% to institutional investors. The proceeds were upstreamed to the Company as junior subordinated debt under the same terms and conditions. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I's obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as "Guaranteed Preferred Beneficial Interests in Glen Burnie Bancorp's Junior Subordinated Debentures." The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry an interest rate of 10.6%, payable semiannually, with a non call provision over the first 10 year period, and a declining 10 year premium call thereafter. Both the capital securities Statutory Trust I and the junior subordinated debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010.

           Cost associated with the issuance of the trust preferred securities totaling $150,000 were capitalized and are being amortized through 2030. The unamortized balance is included in Other Assets in the Consolidated Balance Sheets.

NOTE 18. STOCKHOLDERS' EQUITY

           Restrictions on dividends:

           Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. Retained earnings from which dividends may not be paid without prior approval were approximately $2,694,000 and $2,276,000 at December 31, 2000 and 1999, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

           Change in par value of common stock:

           In December 1999, the Company changed the par value of its common stock from $10 par value to $1 par value. The $9 per share of par value has been reclassified as surplus. Prior year financial statements presented have been restated to conform to the current year's presentation.

           Stock repurchase program:

           In December 2000, the Company instituted a Stock Repurchase Program. Under the program, the Company may spend up to $250,000 to repurchase its outstanding stock. The repurchases may be made from time to time at a price not to exceed $16 per share. The Company will terminate the Program by December 2001 or earlier. During January 2001, the company repurchased 4,000 shares at an average price of $14.50.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Employee stock purchase benefit plans:

           During 1998, the Company established a stock-based compensation plan, which is described below. The Bank applies Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for this plan. Net compensation cost (benefit) of ($10,889), $90, and $21,607 have been recognized in the accompanying consolidated financial statements in 2000, 1999, and 1998, respectively. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, there would be no material change in reported net income.

           Employees who have completed one year of service are eligible to participate in the employee stock purchase plan. The number of shares of common stock granted under options will bear a uniform relationship to compensation. The plan allows employees to buy stock under options granted at the lesser of 85% of the fair market value of the stock on the date of grant or exercise. Options granted will expire no later than 27 months from the grant date or upon termination of employment. Activity under this plan is as follows:



                                                                                                                            Grant
                                                                                                    Shares                  Price
           Granted on July 1, 1998, expiring October 1, 1999                                        5,794               $   21.25
           Expired                                                                                    (32)
           Exercised                                                                                 (935)
                                                                                                  -------
           Outstanding December 31, 1998                                                            4,827               $   21.25

           Exercised                                                                               (1,040)              $   21.25
           Expired                                                                                 (3,787)              $   21.25

           Granted on August 12, 1999, expiring November 12, 2000                                   4,095               $   19.76
           Exercised                                                                                 (975)
                                                                                                  -------
           Outstanding December 31, 1999                                                            3,120               $   19.76

           Expired                                                                                 (3,120)              $   19.76
                                                                                                  -------
           Outstanding December 31, 2000                                                            -
                                                                                                  =======

           At December 31, 2000, 1999, and 1998, there were 27,708, 27,708, and
           24,065 shares of common stock reserved for issuance under the plan, respectively.

           The Board of Directors may suspend or discontinue the plan at its discretion.

           Dividend reinvestment and stock purchase plan:

           The Company's dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

           During 2000, 1999, and 1998, 13,894, 4,832, and 7,015 shares of common stock, respectively, were purchased under the plan. At December 31, 2000, 1999, and 1998, there were 111,897, 125,791, and
           109,658 shares of common stock reserved for issuance under the plan, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Board of Directors may suspend or discontinue the plan at its discretion.

           Stockholder purchase plan:

           The Company's stockholder purchase plan allows participating stockholders an option to purchase newly issued shares of common stock. The number of shares that may be purchased pursuant to options shall be determined by the Board of Directors. Options granted will expire no later than three months from the grant date. Each option will entitle the stockholder to purchase one share of common stock, and will be granted in proportion to stockholder share holdings. At the discretion of the Board of Directors, stockholders may be given the opportunity to purchase unsubscribed shares.


                                                                                                Grant
                                                                             Shares             Price

           Granted on November 30, 1998, expiring January 29, 1999           110,396            $ 26.125
           Exercised                                                          (7,388)
                                                                            --------

           Outstanding December 31, 1998                                     103,008            $ 26.125

           Exercised                                                          (3,347)           $ 26.125
           Expired                                                           (99,661)           $ 26.125

           Granted on June 24, 1999, expiring September 24, 1999              50,000            $ 23.250
           Exercised                                                          (3,722)
           Expired                                                           (46,278)           $ 23.250

           Granted on September 24, 1999, expiring December 24, 1999          50,000            $ 23.000
           Exercised                                                          (2,401)
           Expired                                                           (47,599)           $ 23.000
                                                                            --------

           Outstanding December 31, 1999                                     -

           Granted on January 24, 2000, expiring March 24, 2000               50,000            $ 18.800
           Exercised                                                          (1,538)
           Expired                                                           (48,462)           $ 18.800

           Granted on March 21, 2000, expiring June 23, 2000                  50,000            $ 18.800
           Exercised                                                          (1,121)
           Expired                                                           (48,879)           $ 18.800
                                                                            --------

           Outstanding December 31, 2000                                        -
                                                                            ========

           At December 31, 2000, 1999, and 1998 there were 121,111, 123,770, and
           112,612 shares of common stock reserved for issuance under the plan, respectively.


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

           Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, 1999, and 1998, that the Company and Bank meet all capital adequacy requirements to which it is subject.

           As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

           A comparison of capital as of December 31, 2000, 1999, and 1998 with minimum requirements is approximately as follows:

                                                                                       TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL      UNDER PROMPT CORRECTIVE
                                                   ACTUAL         ADEQUACY PURPOSES     ACTION PROVISIONS
                                            AMOUNT       RATIO     AMOUNT    RATIO      AMOUNT      RATIO
                                           --------     -------   --------  -------    --------    -------
          AS OF DECEMBER 31, 2000
             TOTAL CAPITAL
               (TO RISK WEIGHTED ASSETS)
                COMPANY                   $24,092,000    14.0%    $13,772,000   8.0%            N/A
                BANK                       23,655,000    13.7%     13,863,000   8.0%   $17,328,000    10.0%

             TIER I CAPITAL
               (TO RISK WEIGHTED ASSETS)
                COMPANY                    21,925,000    12.7%      6,886,000   4.0%            N/A
                BANK                       21,474,000    12.4%      6,932,000   4.0%    10,397,000     6.0%

             TIER I CAPITAL
               (TO AVERAGE ASSETS)
                COMPANY                    21,925,000     9.3%      9,424,000   4.0%            N/A
                BANK                       21,474,000     9.1%      9,424,000   4.0%    11,780,000     5.0%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              TO BE WELL CAPITALIZED
                                                                            FOR CAPITAL      UNDER PROMPT CORRECTIVE
                                                       ACTUAL             ADEQUACY PURPOSES     ACTION PROVISIONS
                                               AMOUNT          RATIO     AMOUNT       RATIO    AMOUNT        RATIO
                                              --------        -------   --------     -------  --------      -------
         As of December 31, 1999
           Total Capital
             (to Risk Weighted Assets)
              Company                         $16,912,000     10.8%    $12,527,000      8.0%          N/A
              Bank                             16,586,000     10.3%     12,870,000      8.0%   $16,087,000     10.0%

           Tier I Capital
             (to Risk Weighted Assets)
              Company                          14,942,000      9.5%      6,265,000      4.0%          N/A
              Bank                             14,563,000      9.0%      6,437,000      4.0%     9,655,000      6.0%

           Tier I Capital
             (to Average Assets)
              Company                          14,942,000      6.8%      8,815,000      4.0%          N/A
              Bank                             14,563,000      6.6%      8,813,000      4.0%    11,016,000      5.0%

         As of December 31, 1998
           Total Capital
             (to Risk Weighted Assets)
              Company                         $14,785,000     10.5%    $11,265,000      8.0%          N/A
              Bank                             14,495,000     10.4%     11,150,000      8.0%   $13,938,000     10.0%

           Tier I Capital
             (to Risk Weighted Assets)
              Company                          13,018,000      9.3%      5,599,000      4.0%          N/A
              Bank                             12,736,000      9.1%      5,598,000      4.0%     8,397,000      6.0%

           Tier I Capital
             (to Average Assets)
              Company                          13,018,000      6.0%      8,722,000      4.0%          N/A
              Bank                             12,736,000      5.8%      8,723,000      4.0%    10,904,000      5.0%

NOTE 19. EARNINGS PER COMMON SHARE

         Earnings per common share are calculated as follows:

                                                                             2000            1999            1998
                                                                         -----------      -----------     ----------
         Basic:
           Net income                                              $      2,274,866    $  1,445,350      $    833,192
           Weighted average common shares outstanding                     1,100,804       1,085,078         1,253,275
           Basic net income per share                              $           2.07    $       1.33      $       0.66

         Diluted:
           Net income                                                                                    $    833,192
           Weighted average common shares outstanding                                                       1,253,275
           Dilutive effect of stock options                                                                       362
                                                                                                           ----------
           Average common shares outstanding - diluted                                                      1,253,637
           Diluted net income per share                                                                  $       0.66

           Diluted earnings per share calculations were not required for 2000 since there were no outstanding options at December 31, 2000.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Diluted earnings per share calculations were not required for 1999, due to all options having an anti-dilutive effect and the Company having a simple capital structure.

           During 1998, options relating to the stockholder purchase plan have an anti-dilutive effect, and therefore were not included in the diluted calculation.

NOTE 20. FAIR VALUES OF FINANCIAL INSTRUMENTS

           In accordance with the disclosure requirements of SFAS No. 107, the estimated fair value and the related carrying values of the Company's financial instruments are as follows:

                                                  2000                         1999                        1998
                                         ----------------------------------------------------------------------------------
                                         CARRYING       FAIR          Carrying       Fair         Carrying       Fair
                                         AMOUNT         VALUE         Amount         Value        Amount         Value
                                         ----------------------------------------------------------------------------------
FINANCIAL ASSETS:
  CASH AND DUE FROM BANKS                $9,559,329     $9,559,329    $8,317,450    $8,317,450   $8,197,344     $8,197,344
  INTEREST-BEARING DEPOSITS IN
    OTHER FINANCIAL INSTITUTIONS             50,947         50,947        10,245        10,245    4,958,337      4,958,337
  FEDERAL FUNDS SOLD                      5,898,863      5,898,863       555,627       555,627    2,863,635      2,863,635
  CERTIFICATES OF DEPOSIT IN OTHER
    FINANCIAL INSTITUTIONS                  100,000        100,000          -             -            -              -
  INVESTMENT SECURITIES
    AVAILABLE FOR SALE                   21,308,961     21,308,961    14,664,953    14,664,953   31,988,139     31,988,139
  INVESTMENT SECURITIES HELD TO
    MATURITY                             31,285,937     31,019,121    28,657,242    27,041,751   32,561,288     32,539,731
  FEDERAL HOME LOAN BANK STOCK              652,300        652,300       652,300       652,300      936,400        936,400
  COMMON STOCK - STATUTORY TRUST I          155,000        155,000       -              -            -              -
  GROUND RENTS                              249,900        249,900       254,025       254,025      257,025        257,025
  LOANS, LESS ALLOWANCE FOR
   CREDIT LOSSES                        162,373,731    162,525,000   151,106,560   138,422,000  125,501,252    125,980,000
  ACCRUED INTEREST RECEIVABLE             1,681,219      1,681,219     1,279,067     1,279,067    1,401,660      1,401,660

FINANCIAL LIABILITIES:

  DEPOSITS                              205,968,337    205,969,000   194,089,995   194,002,000  199,611,115    201,124,000
  SHORT-TERM BORROWINGS                     487,978        487,978     2,464,936     2,464,936    1,143,904      1,143,904
  LONG-TERM BORROWINGS                    7,296,523      7,296,523          -             -            -              -
  DIVIDENDS PAYABLE                         213,345        213,345       136,666       136,666      123,039        123,039
  ACCRUED INTEREST PAYABLE                  195,166        195,166       152,555       152,555      160,597        160,597
  ACCRUED INTEREST PAYABLE ON
    JUNIOR SUBORDINATED DEBENTURES          166,986        166,986          -             -            -              -
  GUARANTEED PREFERRED BENEFICIAL
    INTERESTS IN GLEN BURNIE
    BANCORP JUNIOR SUBORDINATED
    DEBENTURES                            5,155,000      5,155,000          -             -            -              -

  UNRECOGNIZED FINANCIAL INSTRUMENTS:
    COMMITMENTS TO EXTEND
      CREDIT                             12,469,737     12,364,095    15,501,742    15,430,119   13,239,708     13,172,540
    STANDBY LETTERS OF CREDIT             1,237,878      1,237,878     1,384,969     1,384,969    2,012,626      2,012,626

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 21.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. This statement replaces Statement No. 125. The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and required disclosures. Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 with the exception of certain financial statement disclosures, which are effective for fiscal years ending after December 15, 2000. The Bank is currently in compliance with this pronouncement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. PARENT COMPANY FINANCIAL INFORMATION

         The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

                                                 Balance Sheets
         -----------------------------------------------------------------------------------------------------------------
         December 31,                                                   2000                 1999                1998
         -----------------------------------------------------------------------------------------------------------------
                                                     ASSETS

         Cash                                                       $   110,768          $   184,555         $   239,226
         Investment in The Bank of Glen Burnie                       22,013,186           14,722,533          13,886,563
         Investment in GBB Properties, Inc.                             238,645              235,706             165,637
         Investment in the Glen Burnie Statutory Trust I                155,000                 -                   -
         Due from subsidiaries                                          198,479               96,321               4,789
         Other assets                                                   150,000                 -                   -
                                                                    ------------         -----------         -----------
               TOTAL ASSETS                                         $22,866,078          $15,239,115         $14,296,215
                                                                    ============         ===========         ===========
                               LIABILITIES AND STOCKHOLDERS' EQUITY

         Dividends payable                                          $   213,345          $   136,666         $   123,039
         Accrued interest payable on junior subordinated
              debentures                                                166,986                 -                   -
         Due to subsidiary                                              150,000                 -                  4,503
                                                                    ------------         -----------         -----------
               TOTAL LIABILITIES                                        530,331              136,666             127,542
                                                                    ------------         -----------         -----------
         Guaranteed preferred beneficial interests in Glen Burnie
            Bancorp junior subordinated debentures                    5,155,000                 -                   -
                                                                    ------------         -----------         -----------

         Stockholders' equity:
            Common stock                                              1,110,049            1,093,496             894,938
            Surplus                                                  10,373,549           10,149,247           9,788,889
            Retained earnings                                         5,544,305            4,013,171           3,202,488
            Accumulated other comprehensive income, net of
             taxes (benefits)                                           152,844             (153,465)            282,358
                                                                    ------------         -----------         -----------
             TOTAL STOCKHOLDERS' EQUITY                              17,180,747           15,102,449          14,168,673
                                                                    ------------         -----------         -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $22,866,078          $15,239,115         $14,296,215
                                                                    ============         ===========         ===========

                              Statements of Income
         ----------------------------------------------------------------------------------------------------------------
         Years Ended December 31,                                      2000                 1999                1998
         ----------------------------------------------------------------------------------------------------------------
         Dividends and distributions from subsidiaries              $   475,000          $   350,000         $ 5,740,764
         Standstill agreement expense                                  (131,378)            (281,378)               -
         Interest expense on junior subordinated debentures            (166,986)                -                   -
         Other expenses, net of revenues of $279 in 1998                 (2,100)              (1,078)               (840)
                                                                    ------------         -----------         -----------
         Income before income taxes and equity in
            undistributed net income of subsidiaries                    174,536               67,544           5,739,924
         Income tax benefit                                             102,158               96,035                 286
         Change in undistributed net income of subsidiaries           1,998,172            1,281,771          (4,907,018)
                                                                    ------------         -----------         -----------
            NET INCOME                                              $ 2,274,866          $ 1,445,350          $  833,192
                                                                    ============         ===========         ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            Statements of Cash Flows
       ---------------------------------------------------------------------------------------------------------------
       Years Ended December 31,                                           2000             1999             1998
       ---------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                     $ 2,274,866    $ 1,445,350     $ 833,192
        Adjustments to reconcile net income to net
         cash provided by operating activities:
        (Increase) decrease in other assets                               (150,000)          -            1,259
         Increase in due from subsidiaries                                (102,158)       (91,533)       (4,789)
         Increase (decrease) in due to subsidiaries                        150,000         (4,503)        2,600
         Increase in accrued interest payable                              166,986           -             -
         Change in undistributed net income of
          subsidiaries                                                  (1,998,172)    (1,281,771)    4,907,018
                                                                        -----------    -----------    ---------
          Net cash provided by operating activities                        341,522         67,543     5,739,280
                                                                        -----------    -----------    ---------
        CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of common stock in the Glen Burnie
           Statutory Trust I                                              (155,000)          -             -
         Capital contributed to subsidiary                              (5,000,000)       (60,000)         -
                                                                        -----------    -----------    ---------
             Net cash used by investing activities                      (5,155,000)       (60,000)         -
                                                                        -----------    -----------    ---------
        CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from dividend reinvestment plan                          201,755        106,149       166,515
         Issuance of guaranteed preferred beneficial interests in
          Glen Burnie Bancorp junior subordinated debentures             5,155,000           -             -
         Proceeds from sales of common stock                                49,989        270,566       212,880
         Repurchase and retirement of common stock                            -              (138)   (5,580,764)
         Dividends paid                                                   (667,053)      (438,791)     (464,880)
                                                                        -----------    -----------    ---------
           Net cash provided (used) in financing activities              4,739,691        (62,214)   (5,666,249)
                                                                        -----------    -----------    ---------
        INCREASE (DECREASE) IN CASH                                        (73,787)       (54,671)       73,031

        CASH, BEGINNING OF YEAR                                            184,555        239,226       166,195
                                                                        -----------    -----------    ---------
        CASH, END OF YEAR                                                $ 110,768      $ 184,555     $ 239,226
                                                                        ===========    ===========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

         The following is a summary of the Consolidated unaudited quarterly results of operations:

                                    2000                                    THREE MONTHS ENDED,
         ---------------------------------------------------------------------------------------------------------------
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  DECEMBER 31   SEPTEMBER 30     JUNE 30       MARCH 31
         ---------------------------------------------------------------------------------------------------------------
          INTEREST INCOME                                    $4,415         $4,141         $4,318         $3,829
          INTEREST EXPENSE                                    1,688          1,478          1,392          1,344
          NET INTEREST INCOME                                 2,727          2,663          2,926          2,485
          PROVISION FOR CREDIT LOSSES                           -              -              -             -
          NET SECURITIES GAINS (LOSSES)                         -              (26)           -             -
          INCOME (LOSS) BEFORE INCOME TAXES                   1,159            685          1,330            539
          NET INCOME                                            612            466            830            367
          NET INCOME PER SHARE (BASIC AND DILUTED)            $0.70          $0.42          $0.66          $0.29

                                    1999                                    Three months ended,
         --------------------------------------------------------------------------------------------------------------
         (Dollars in thousands, except per share amounts)  December 31   September 30     June 30       March 31
         --------------------------------------------------------------------------------------------------------------
          Interest income                                    $3,894         $3,957         $3,802         $3,895
          Interest expense                                    1,428          1,410          1,379          1,406
          Net interest income                                 2,466          2,547          2,423          2,489
          Provision for credit losses                           300            -              -              -
          Net securities gains                                  (93)             2              2             25
          Income (loss) before income taxes                   1,156            626            553            296
          Net income                                            487            403            361            194
          Net income per share (basic and diluted)            $0.52          $0.37          $0.29          $0.15

                                   1998                                     Three months ended,
         --------------------------------------------------------------------------------------------------------------
         (Dollars in thousands, except per share amounts)   December 31  September 30     June 30        March 31
         --------------------------------------------------------------------------------------------------------------

          Interest income                                    $3,977         $3,986         $3,930         $3,996
          Interest expense                                    1,499          1,537          1,520          1,540
          Net interest income                                 2,478          2,449          2,410          2,456
          Provision for credit losses                          -              (500)          -              -
          Net securities gains                                  111            165            219             32
          Income (loss) before income taxes                     460            895            371            (86)
          Net income                                             84            516            230              3
          Net income per share (basic and diluted)            $0.10          $0.47          $0.21          $0.00