Form 10-Q
period 2001-03-31
GLEN BURNIE BANCORP
filed 2001-05-14
CIK 890066

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2001

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

At May 3, 2000, the number of shares outstanding of the registrant's common stock was 1,102,634.

                               TABLE OF CONTENTS




Part I - Financial Information                                            Page
                                                                          ----

         Item 1.  Financial Statements:
         -------
                  Condensed Consolidated Balance Sheets,
                  March 31, 2001 (unaudited) and
                  December 31, 2000 (audited)                               3


                  Condensed Consolidated Statements of Income
                  for the Three Months Ended March 31, 2001
                  and 2000 (unaudited)                                      4

                  Condensed Consolidated Statements of
                  Comprehensive Income for the Three Months
                  Ended March 31, 2001 and 2000 (unaudited)                 5

                  Condensed Consolidated Statements of Cash
                  Flows for the Three Months Ended March 31, 2001
                  and 2000 (unaudited)                                      6

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                      7

         Item 2.  Management's Discussion and Analysis of
         -------  Financial Condition and Results of Operations             8

         Item 3.  Quantitative And Qualitative Disclosure
         -------  About Market Risk                                        12



Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                         13
         -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                       March 31, 2001      December 31,
                                     ASSETS                                             (unaudited)            2000
                                                                                                               ----

Cash and due from banks                                                                     $7,681            $9,559
Interest-bearing deposits in other financial institutions                                    9,496                51
Federal funds sold                                                                           7,038             5,899
                                                                                            ------            ------
       Cash and cash equivalents                                                            24,215            15,509
Certificates of deposit in other financial institutions                                        100               100
Investment securities available for sale, at fair value                                     24,878            21,309
Investment securities held to maturity, at cost
   (fair value March 31: $29,441 December 31: $31,019)                                      29,277            31,286
Federal Home Loan Bank stock, at cost                                                          652               652
Common Stock in the Glen Burnie Statutory Trust I                                              155               155
Loans, less allowance for credit losses
   (March 31: $3,331; December 31: $3,385)                                                 158,129           162,374
Premises and equipment, at cost, less accumulated depreciation                               4,218             4,268
Other real estate owned                                                                        483               484
Other assets                                                                                 2,864             3,074
                                                                                          --------          --------
                   Total assets                                                           $244,971          $239,211
                                                                                          ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                                  $212,577          $205,968
Short-term borrowings                                                                          127               488
Long-term borrowings                                                                         7,292             7,297
Other liabilities                                                                            1,960             3,122
                                                                                          --------          --------
                   Total liabilities                                                      $221,956          $216,875
                                                                                          --------          --------

Guaranteed preferred beneficial interests in Glen Burnie Bancorp
   junior subordinated debentures                                                            5,155             5,155
                                                                                             -----             -----

STOCKHOLDERS' EQUITY:
Common stock, par value $1,authorized 15,000,000 shares;
   Issued and outstanding: March 31: 1,104,634 shares;
   December 31: 1,110,049 shares                                                            $1,105            $1,110
Surplus                                                                                     10,299            10,374
Retained earnings                                                                            5,844             5,544
Accumulated other comprehensive income                                                         612               153
                                                                                          --------          --------
                  Total stockholders' equity                                                17,860            17,181
                                                                                          --------          --------
                  Total liabilities and stockholders' equity                              $244,971          $239,211
                                                                                          ========          ========

     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                  Three Months Ended March 31
                                                                  ---------------------------
                                                                       2001          2000
                                                                       ----          ----

Interest income on:
   Loans, including fees                                              $3,286        $3,118
   U.S. Treasury and U.S. Government agency securities                   642           676
   State and Municipal securities                                        124             0
   Other                                                                 239            35
                                                                       -----         -----
       Total interest income                                           4,291         3,829
                                                                       -----         -----

Interest expense on:
   Deposits                                                            1,488         1,319
   Short-term borrowings                                                   7            25
   Long-term borrowings                                                  108             0
   Junior subordinated debentures                                        141             0
                                                                       -----         -----
       Total interest expense                                          1,744         1,344
                                                                       -----         -----

          Net interest income                                          2,547         2,485

Provision for credit losses                                                0             0
                                                                       -----         -----
          Net interest income after provision for credit               2,547         2,485
                                                                       -----         -----
losses

Other income:
   Service charges on deposit accounts                                   232           247
   Other fees and commissions                                            141           134
   Other non-interest income                                               7            59
   Gains on investment securities                                         18             0
                                                                       -----         -----
       Total other income                                                398           440
                                                                       -----         -----

Other expenses:
   Salaries and employee benefits                                      1,333         1,373
   Occupancy                                                             164           170
   Other expenses                                                        791           843
                                                                       -----         -----
       Total other expenses                                            2,288         2,386
                                                                       -----         -----

Income before income taxes                                               657           539

Income tax expense                                                       190           172
                                                                       -----         -----

Net income                                                             $ 467          $367
                                                                       =====          ====
Basic and diluted earnings per share of common stock                   $0.42        $ 0.33
                                                                       =====        ======

Weighted average shares of common stock outstanding                1,105,908     1,096,191
                                                                   =========     =========
Dividends declared per share of common stock                           $0.15        $0.125
                                                                       =====        ======

     See accompanying notes to condensed consolidated financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                  (Unaudited)


                                                    Three Months Ended March 31
                                                     ---------------------------
                                                            2001        2000
                                                            ----        ----

Net income                                                  $467        $367

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

       Unrealized holding gains (losses) arising
       during period                                         470        (32)

       Reclassification adjustment for (gains)
       losses included in net income                        (11)           0
                                                            ----        ----

Comprehensive income                                        $926        $335
                                                            ====        ====


     See accompanying notes to condensed consolidated financial statements.



                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                            2001               2000
                                                                                            ----               ----

Cash flows from operating activities:
Net income                                                                                  $467               $367
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                 151                187
   Provision for credit losses                                                                 0                  0
   Changes in assets and liabilities:
      Decrease in other assets                                                               394                469
      Decrease in other liabilities                                                         (949)              (181)
                                                                                         -------            -------

Net cash provided by operating activities                                                     63                842
                                                                                         -------            -------

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities                              738                891
    Proceeds from disposals of investment securities                                       2,500                  0
    Purchases of investment securities                                                    (4,524)              (650)
    Decrease (increase) in loans, net                                                      4,245             (4,988)
    Purchases of premises and equipment                                                     (100)               (38)
    Proceeds from sale of other real estate                                                    1                 23
                                                                                         -------            -------

Net cash provided (used) by investing activities                                           2,860             (4,762)
                                                                                         -------            -------

Cash flows from financing activities:
    Increase in deposits, net                                                              6,609              7,551
    Decrease in short-term borrowings                                                       (361)            (2,114)
    Repayment of long-term borrowings                                                         (5)                 0
    Dividends paid                                                                          (380)              (138)
    Common stock dividends reinvested                                                         39                 65
    Issuance of common stock                                                                   0                 29
    Repurchase and retirement of common stock                                               (119)                 0
                                                                                         -------            -------

Net cash provided by financing activities                                                  5,783              5,393
                                                                                         -------            -------

Increase in cash and cash equivalents                                                      8,706              1,473

Cash and cash equivalents, beginning of year                                              15,509              8,883
                                                                                         -------            -------

Cash and cash equivalents, end of period                                                 $24,215            $10,356
                                                                                         =======            =======


     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2001 and 2000.

         Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $467,000 ($0.42 basic and diluted earnings per share) for the first quarter of 2001, compared to first quarter 2000 consolidated net income of $367,000 ($0.33 basic and diluted earnings per share). The increase in consolidated net income was primarily due to an increase in securities income, partially offset by an increase in interest expenses in long-term borrowings and junior subordinated debentures.

         Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2001 was $2,547,000, compared to $2,485,000 for the same period in 2000, an increase of $62,000 or (2.49%) for the three-month period. This increase was primarily attributable to an increase in securities income, offset in part by interest expense on long-term borrowings, junior subordinated debentures and deposits.

         Interest income increased $462,000 (12.07%) for the three months ended March 31, 2001, compared to the same period in 2000, due to an increase in securities income. Interest income on loans increased $168,000 (5.39%) for the three months ended March 31, 2001, compared to the same period in 2000, due to an increased loan portfolio.

         Interest expense increased $400,000 (29.76%) for the three months ended March 31, 2001 compared to the 2000 period, due to $108,000 interest on long-term borrowings, $141,000 interest on junior subordinated debentures, and an increase in deposit expense of $169,000. This was partially offset by an $18,000 decrease in interest on short-term borrowings.

         Net interest margins for the three months ended March 31, 2001 was 5.03%, compared to tax equivalent net interest margins of 5.05% for the three months ended March 31, 2000. The decrease in net interest margins for the three ended March 31, 2001 was primarily due to a decline in the interest rates on earning assets.

         Provision For Credit Losses. The Company made no additional provision for credit losses during the three month periods ended March 31, 2001 and 2000. As of March 31, 2001, the allowance for credit losses equaled 1,556.54% of non-accrual and past due loans compared to 837.87% at December 31, 2000 and 275.89% at March 31, 2000. During the three month period ended March 31, 2001, the Company recorded net charge-offs of $54,000, compared to net charge-offs of $39,000 during the corresponding periods of the prior year. On an annualized basis, net charge-offs for the 2001 period represent .14% of the average loan portfolio.

         Other Income. Other income decreased from $440,000 for the three month period ended March 31, 2000, to $398,000 for the corresponding 2001 period, a $42,000 (9.55%) decrease. The decrease was primarily due to a decline in the service charges earned on deposit accounts and other non-interest income, partially offset by an increase in other fees and commissions.

         Other Expense. Other expense decreased from $2,386,000 for the three month period ended March 31, 2000, to $2,288,000 for the corresponding 2001 period, a $98,000 (4.11%) decrease. The decrease was primarily due to a decrease in salary expenses and legal and professional fees.

         Income Taxes. During the three months ended March 31, 2001, the Company recorded income tax expense of $190,000, compared to an income tax expense of $172,000, for the corresponding period of the prior year. The increase in income tax expenses reflect the Company's higher earnings during the current year's period. The Company's effective tax rate for the three month period in 2001 was 29%, compared to 32% for the prior year period.

FINANCIAL CONDITION

         General. The Company's assets increased to $244,971,000 at March 31, 2001 from $239,211,000 at December 31, 2000 primarily due to an increase in interest-bearing deposits in other financial institutions, federal funds sold and investment securities which were offset by a decrease in loans. The Bank's net loans totaled $158,129,000 at March 31, 2001, compared to $162,374,000 on December 31, 2000, a decrease of $4,245,000 (2.61%), primarily attributable to a decline in commercial and industrial mortgages.

         The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $54,155,000 at March 31, 2001, a $1,560,000 or 2.97% increase from $52,595,000 at December 31, 2000. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2001, totaled $24,215,000, an increase of $8,706,000 (56.14%) from the December 31, 2000 total of $15,509,000. The aggregate market value of investment securities held by the Bank as of March 31, 2001 was $54,319,000 compared to $52,328,000 as of December 31, 2000, a
$1,991,000 (3.8%) increase.

         Deposits as of March 31, 2001 totaled $212,577,000, which is an increase of $6,609,000 (3.0%) from $205,968,000 at December 31, 2000. Demand deposits as of March 31, 2001 totaled $51,699,024 which is a decrease of $1,263,467 (2.39%) from $52,962,491 at December 31, 2000. NOW accounts as of
March 31, 2001 totaled $20,136,635 which is an increase of $491,750 (2.50%) from $19,644,885 at December 31, 2000. Money market accounts as of March 31, 2001 totaled $17,439,761, which is an increase of $673,371 (4.01%), from $16,766,390 at December 31, 2000. Savings deposits as of March 31, 2001 totaled $41,318,951, an increase of $804,421 (2%) from $40,514,530 at December 31, 2000. Certificates of deposit over $100,000 totaled $13,360,876 on March 31, 2001, an increase of $1,365,120 (11.38%) from $11,995,756 at December 31, 2000. Other time deposits
(made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $68,368,830 on March 31, 2001, a $4,457,654 (7%) increase from the $63,911,176 total at December 31, 2000. The Company attributes the increase in total deposits to the recent flow of funds out of the stock market into safer investments.

         Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                          At March 31         At December 31,
                                                                          -----------         ---------------
                                                                              2001                 2000
                                                                              ----                 ----
                                                                                 (Dollars in Thousands)
                                                                                 ----------------------

Restructured loans                                                             $212                $370
                                                                               ====                ====

Non-accrual loans:
   Real estate - mortgage:
     Residential                                                               $111                $120
     Commercial                                                                   0                  77
   Real estate - construction                                                     0                   0
   Installment                                                                   70                  72
   Credit card & related                                                          0                   0
   Commercial                                                                     8                 101
                                                                               ----                ----

       Total nonaccrual loans                                                   189                 370
                                                                               ----                ----

Accruing loans past due 90 days or more: Real estate - mortgage:
     Residential                                                                 24                  34
     Commercial                                                                   0                   0
   Real estate - construction                                                     0                   0
   Installment                                                                    0                   0
   Credit card & related                                                          1                   0
   Commercial                                                                     0                   0
   Other

       Total accruing loans past due 90 days or more                             25                  34
                                                                               ----                ----

       Total non-accrual and past due loans                                    $214                $404
                                                                               ====                ====

Non-accrual and past due loans to gross loans                                  .13%               0.24%
                                                                               ====               =====

Allowance for credit losses to non-accrual and past due loans              1556.54%             837.87%
                                                                           ========             =======


         At March 31, 2001, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

         Transactions in the allowance for credit losses for the three months ended March 31, 2001 and 2000 were as follows:

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                          2001          2000
                                                          ----          ----
                                                        (Dollars in Thousands)
                                                        ----------------------

Beginning balance                                      $ 3,385        $2,992

Charge-offs                                               (155)         (203)
Recoveries                                                 101           164
                                                       -------         ------
Net charge-offs                                            (54)          (39)
Provisions charged to operations                             0             0
                                                       -------        ------
Ending balance                                          $3,331        $2,883
                                                        ======        ======

Average loans                                         $159,021      $154,428
Net charge offs to average loans (annualized)              .14%         0.10%


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

         The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2001, totaled $24,215,000, an increase of $8,706,000 (56.14%) from the December 31, 2000 total of $15,509,000.

         As of March 31, 2001, the Bank was permitted to draw on a $28,705,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans. As of March 31, 2001, a $7.0 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of March 31, 2001, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

         The Company's stockholders' equity increased by $679,000 or 3.95%, during the three months ended March 31, 2001, due to earnings, partially offset by decreases in equity accounts from the Company's common stock buy back and dividends. The Company's accumulated other comprehensive income increased by $459,000 from $153,000 at December 31, 2000 to $612,000 at March 31, 2001, as a
result of unrealized holding gains (relating to securities held for investment) arising during the period. Retained earnings increased by $459,000 as the result of the Company's earnings during the quarter which were partially offset by dividends. In addition, $38,683 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

         The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 2001, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.97%, a Tier 1 risk-based capital ratio of 12.48% and a total risk-based capital ratio of 13.74%.


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

                                          GLEN BURNIE BANCORP
                                          (Registrant)


Date: May 10, 2001                        By:   /s/ F. William Kuethe, Jr.
                                             ----------------------------------
                                             F. William Kuethe, Jr.
                                             President, Chief Executive Officer


                                          By:  /s/ John E. Porter
                                             ----------------------------------
                                             John E. Porter
                                             Chief Financial Officer