Form 10-Q
period 2001-06-30
GLEN BURNIE BANCORP
filed 2001-08-13
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2001

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

At August 7, 2001, the number of shares outstanding of the registrant's common stock was 1,657,076.

                               TABLE OF CONTENTS


Part I - Financial Information                                             Page
                                                                           ----

         Item 1.  Financial Statements:
         -------

                  Condensed Consolidated Balance Sheets,
                  June 30, 2001 (unaudited) and December
                  31, 2000 (audited)                                         3

                  Condensed Consolidated Statements of Income
                  for the Three and Six Months Ended June 30, 2001
                  and 2000 (unaudited)                                       4

                  Condensed Consolidated Statements of
                  Comprehensive Income for the Three and Six
                  Months Ended June 30, 2001 and 2000(unaudited)             5

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 2001 and
                  2000 (unaudited)                                           6

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                       7

         Item 2.  Management's Discussion and Analysis of
         -------  Financial Condition and Results of Operations              8


         Item 3.  Quantitative And Qualitative Disclosure
         -------  About Market Risk                                         12


Part II - Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders       13
         -------

         Item 6.  Exhibits and Reports on Form 8-K                          13
         -------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                     June 30, 2001         December 31,
                                                                                     -------------         ------------
                                     ASSETS                                           (unaudited)              2000
                                                                                                               ----

Cash and due from banks                                                                     $8,258            $9,559
Interest-bearing deposits in other financial institutions                                    6,503                51
Federal funds sold                                                                           6,071             5,899
                                                                                            ------            ------
  Cash and cash equivalents                                                                 20,832            15,509
Certificates of deposit in other financial institutions                                        100               100
Investment securities available for sale, at fair value                                     32,100            21,309
Investment securities held to maturity, at cost
   (fair value June 30: $26,391 December 31: $31,019)                                       26,375            31,286
Federal Home Loan Bank stock, at cost                                                          652               652
Common Stock in the Glen Burnie Statutory Trust I                                              155               155
Loans, less allowance for credit losses
   (June 30: $3,296; December 31: $3,385)                                                  160,034           162,374
Premises and equipment, at cost, less accumulated depreciation                               4,123             4,268
Other real estate owned                                                                        482               484
Other assets                                                                                 3,218             3,074
                                                                                          --------          --------
                   Total assets                                                           $248,071          $239,211
                                                                                          ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                                   214,848          $205,968
Short-term borrowings                                                                          848               488
Long-term borrowings                                                                         7,286             7,297
Other liabilities                                                                            2,249             3,122
                                                                                          --------          --------
                  Total liabilities                                                       $225,231          $216,875
                                                                                          --------          --------

Guaranteed preferred beneficial interests in Glen Burnie Bancorp
  junior subordinated debentures                                                             5,155             5,155
                                                                                          --------          --------

STOCKHOLDERS' EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
   Issued and outstanding: June 30: 1,653,831 shares;
   December 31: 1,110,049 shares                                                             1,654            $1,110
Surplus                                                                                     10,271            10,374
Retained earnings                                                                            5,536             5,544
Accumulated other comprehensive income                                                         224               153
                                                                                          --------          --------
                   Total stockholders' equity                                               17,685            17,181
                                                                                          --------          --------
                   Total liabilities and stockholders' equity                             $248,071          $239,211
                                                                                          ========          ========

     See accompanying notes to condensed consolidated financial statements.



                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                  Three Months Ended June 30         Six Months Ended June 30
                                                                  --------------------------         ------------------------
                                                                      2001           2000             2001           2000
                                                                      ----           ----             ----           ----

Interest income on:
   Loans, including fees                                            $3,249          $3,573          $6,535         $6,691
   U.S. Treasury and U.S. Government agency securities                 651             664           1,293          1,340
   State and Municipal securities                                      167              13             291             13
   Other                                                               236              68             475            103
                                                                     -----           -----           -----          -----
       Total interest income                                         4,303           4,318           8,594          8,147
                                                                     -----           -----           -----          -----

Interest expense on:
   Deposits                                                          1,384           1,383           2,872          2,702
   Short-term borrowings                                                 4               9              11             34
   Long-term borrowings                                                 73               0             181              0
   Junior subordinated debentures                                      137               0             278              0
                                                                     -----           -----           -----          -----
    Total interest expense                                           1,598           1,392           3,342          2,736
                                                                     -----           -----           -----          -----
       Net interest income                                           2,705           2,926           5,252          5,411

Provision for credit losses                                              0               0               0              0
                                                                     -----           -----           -----          -----
       Net interest income after provision for credit losses         2,705           2,926           5,252          5,411
                                                                     -----           -----           -----          -----
Other income:
   Service charges on deposit accounts                                 248             240             480            487
   Other fees and commissions                                          141             182             282            316
   Other non-interest income                                             9               0              16             59
   Gains on investment securities                                       29               0              47              0
   Gain on sale of real estate                                           0             447               0            447
                                                                     -----           -----           -----          -----
       Total other income                                              427             869             825          1,309
                                                                     -----           -----           -----          -----

Other expenses:
   Salaries and employee benefits                                    1,376           1,400           2,709          2,773
   Occupancy                                                           117             143             281            313
   Other expenses                                                    1,096             922           1,887          1,765
                                                                     -----           -----           -----          -----
       Total other expenses                                          2,589           2,465           4,877          4,851
                                                                     -----           -----           -----          -----

Income before income taxes                                             543           1,330           1,200          1,869

Income tax expense                                                     131             500             321            672
                                                                     -----           -----           -----          -----

Net income                                                            $412            $830            $879         $1,197
                                                                      ====            ====            ====         ======

Basic and diluted earnings per share of common stock                  $.25            $.50            $.53           $.73
                                                                       ===            ====            ====         ======

Weighted average shares of common stock outstanding              1,654,051       1,650,808       1,655,578      1,649,125
                                                                 =========       =========       =========      =========
Dividends declared per share of common stock                          $.10          $.10              $.20           $.18
                                                                      ====          ======            ====           ====

     See accompanying notes to condensed consolidated financial statements.



                      GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                  (Unaudited)


                                                       Three Months Ended June 30        Six Months Ended June 30
                                                       --------------------------        ------------------------
                                                             2001           2000            2001        2000
                                                             ----           ----            ----        ----

Net income                                                   $412           $830            $879      $1,197

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

       Unrealized holding gains (losses) arising
       during period                                          (59)            (4)            100         (36)

       Reclassification adjustment for (gains)
       losses included in net income                          (18)             0             (29)          0
                                                            -----           ----            ----      ------

Comprehensive income                                        $ 335           $826            $950      $1,161
                                                            =====           ====            ====      ======


     See accompanying notes to condensed consolidated financial statements.



                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                               2001           2000
                                                                                               ----           ----

Cash flows from operating activities:
Net income                                                                                     $879          $1,197
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                    292             390
   Provision for credit losses                                                                    0               0
   Changes in assets and liabilities:
      (Increase) decrease in other assets                                                      (124)            587
      (Decrease) increase in other liabilities                                                 (829)            292
                                                                                               ----           -----
Net cash provided by operating activities                                                       218           2,466
                                                                                               ----           -----

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities                               2,081           1,187
    Proceeds from disposals of investment securities                                          4,500             500
    Purchases of investment securities                                                      (12,254)         (3,030)
    Decrease (increase) in loans, net                                                         2,340          (7,954)
    Purchases of premises and equipment                                                        (303)           (245)
    Proceeds from sale of other real estate                                                       2              72
                                                                                             ------          ------
Net cash used by investing activities                                                        (3,634)         (8,840)
                                                                                             ------          ------

Cash flows from financing activities:
    Increase in deposits, net                                                                 8,880           9,535
    Increase (decrease) in short-term borrowings                                                360          (1,617)
    Repayment of long-term borrowings                                                           (11)              0
    Dividends paid                                                                             (380)           (275)
    Common stock dividends reinvested                                                            39             102
    Issuance of common stock                                                                      0              50
    Repurchase and retirement of common stock                                                  (149)              0
                                                                                              -----           -----

Net cash provided by financing activities                                                     8,739           7,795
                                                                                              -----           -----

Increase in cash and cash equivalents                                                         5,323           1,421

Cash and cash equivalents, beginning of year                                                 15,509           8,883
                                                                                             ------           -----

Cash and cash equivalents, end of period                                                    $20,832         $10,304
                                                                                            =======         =======



     See accompanying notes to condensed consolidated financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2001 and 2000. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

     Information for net income per share and weighted average shares outstanding for prior periods have been restated to reflect 551,197 shares of common stock issued in a three for two stock dividend paid in June, 2001. Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common stock equivalents outstanding during the periods. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, had consolidated net income of $412,000 ($0.25 basic and diluted earnings per share) for the second quarter of 2001, compared to second quarter 2000 consolidated net income of $830,000 ($0.50 basic and diluted earnings per share). Year-to-date consolidated net income for the six months ended June 30, 2001 was $879,000 ($.53 basic and diluted earnings per share), compared to $1,197,000 ($0.73 basic and diluted earnings per share) for the six months ended June 30, 2000. The decrease in consolidated net income was primarily due to higher consolidated net income during the 2000 period from a gain on the sale of foreclosed property recorded in the six months ended June 2000, as well as higher interest expense on long-term borrowings and junior subordinated debentures during the 2001 period. All historic earnings per share figures have been adjusted to reflect the Company's stock dividend paid on June 21, 2001.

     Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2001 was $2,705,000 and $5,252,000, respectively, compared to $2,926,000 and
$5,411,000 for the same periods in 2000, a decrease of $221,000 (or 7.55%) for the three-month period, and an decrease of $159,000 (or 2.94%) for the six-month period. These decreases were primarily attributable to lower interest rates on earning assets.

     Interest income decreased $15,000 (0.35%) for the three months ended June 30, 2001, and increased $447,000 (5.49%) for the six months ended June 30, 2001, compared to the same periods in 2000. The decrease for the three-month period was primarily due to decreased interest income on loans and the absence of the interest income earned in the 2000 period from non-accrual interest collected on the sale of foreclosed real estate, which absence was partially offset by increases during the 2001 period in portfolio securities income and other interest income. The increase for the six-month period was due to an increase in portfolio securities and other interest income, partially offset by decreased interest income on loans. Interest income on loans decreased $324,000 (9.07%) for the three months ended June 30, 2001, and decreased $156,000 (2.33%) for the six months ended June 30, 2001, compared to the same periods in 2000, due to declining loan demand and a decline in the rates charged on new loans.

     Interest expense increased $206,000 (14.80%) for the three months ended June 30, 2001, and increased $606,000 (22.15%) for the six months ended June 30, 2001, compared to the 2000 periods, due to interest on long-term borrowings and junior subordinated debentures.

     Net interest margins for the three and six months ended June 30, 2001 were 4.91% and 4.85%, respectively, compared to tax equivalent net interest margins of 5.75% and 5.39% for the three and six month periods ended June 30, 2000. The decreases in net interest margins for the three and six month periods ended June 30, 2001 were primarily due to the absence of the interest income earned in the second quarter of 2000 from non-accrual interest collected on the sale of foreclosed real estate.

     Provision For Credit Losses. The Company made no additional provision for credit losses during the three and six month periods ended June 30, 2001 and 2000. As of June 30, 2001, the allowance for credit losses equaled 1,049.68% of non-accrual and past due loans compared to 837.87% at December 31, 2000 and 883.81% at June 30, 2000. During the three and six month periods ended June 30, 2001, the Company recorded net charge-offs of $54,000 and $89,000, respectively, compared to net charge-offs of $39,000 and net recoveries of $463,000, respectively, during the corresponding periods of the prior year. On an annualized basis, net charge-offs for the 2001 period represent .11% of the average loan portfolio.

     Other Income. Other income decreased from $869,000 and $1,309,000, respectively, for the three and six month periods ended June 30, 2000, to $427,000 and $825,000, respectively, for the corresponding 2001 periods, a $442,000 (50.86%) decrease for the three month period and a $484,000 (36.97%) decrease for the six month period. These decreases were primarily due to a gain on the sale of a foreclosed property in 2000.

     Other Expense. Other expenses increased from $2,456,000 and $4,851,000, respectively, for the three and six month periods ended June 30, 2000, compared to $2,589,000 and $4,877,000, respectively, for the corresponding 2001 periods, a $124,000 (5.03%) increase for the three month period and a $26,000 (0.54%) increase for the six month period. These increases were primarily due to increases in various items of non-interest operating expenses.

     Income Taxes. During the three and six months ended June 30, 2001, the Company recorded income tax expense of $131,000 and $321,000, respectively, compared to an income tax expense of $500,000 and $672,000, respectively, for the corresponding periods of the prior year. The decrease in income tax expenses reflect the Company's earnings plus an increased tax advantaged portfolio in the investment securities during the current year's periods. The Company's effective tax rate for the three and six month periods in 2001 were 24.13% and 26.75%, respectively, compared to 37.59% and 35.96%, respectively, for the prior year periods.

FINANCIAL CONDITION

     General. The Company's assets increased to $248,071,000 at June 30, 2001 from $239,211,000 at December 31, 2000 primarily due to an increase in cash and cash equivalents and investment securities (available for sale) offset partially by a decrease in loans and investment securities (held to maturity). The Bank's net loans totaled $160,034,000 at June 30, 2001, compared to $162,374,000 on December 31, 2000, a decrease of $2,340,000 (1.44%), primarily attributable to decreased loan demand.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $58,475,000 at June 30, 2001, a $5,880,000 or 11.18% increase from $52,595,000 at December 31, 2000. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2001, totaled $20,832,000, an increase of $5,323,000 (34.32%) from the December 31, 2000 total of $15,509,000. The aggregate market value of investment securities held by the Bank as of June 30, 2001 was $58,491,000 compared to $52,328,000 as of December 31, 2000, a
$6,163,000 (11.78%) increase.

     Deposits as of June 30, 2001 totaled $214,848,000, which is an increase of $8,880,000 (4.31%) from $205,968,000 at December 31, 2000. Demand deposits as of
June 30, 2001 totaled $52,219,235 which is a decrease of $743,256 (1.4%) from $52,962,491 at December 31, 2000. NOW accounts as of June 30, 2001 totaled
$21,112,323  which is an increase of  $1,467,438  (7.47%)  from  $19,644,885  at
December 31, 2000. Money market accounts as of June 30, 2001 totaled $17,718,803, which is an increase of $952,413 (5.68%) from $16,766,390 at
December 31, 2000. Savings deposits as of June 30, 2001 totaled $41,211,361, an increase of $696,831 (1.72%) from $40,514,530 at December 31, 2000. Certificates of deposit over $100,000 totaled $13,448,679 on June 30, 2001, an increase of $1,452,923 (12.1%) from $11,995,756 at December 31, 2000. Other time deposits
(made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $68,663,182 on June 30, 2001, a $4,752,006 (7.44%) increase from the $63,911,176 total at December 31, 2000. The Company attributes the increase in total deposits to cash outflows from the stock market.

     Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                                        At June 30        At December 31,
                                                                                        ----------        ---------------
                                                                                            2001                 2000
                                                                                            ----                 ----
                                                                                               (Dollars in Thousands)
                                                                                               ----------------------

Restructured loans                                                                           $332                $370
                                                                                             ====                ====
Non-accrual loans:
   Real estate - mortgage:
     Residential                                                                             $187                $120
     Commercial                                                                                 0                  77
   Real estate - construction                                                                   0                   0
   Installment                                                                                 97                  72
   Credit card & related                                                                        0                   0
   Commercial                                                                                   7                 101
                                                                                             ----                ----
       Total nonaccrual loans                                                                 291                 370
                                                                                             ----                ----

Accruing loans past due 90 days or more: Real estate - mortgage:
     Residential                                                                               23                  34
     Commercial                                                                                 0                   0
   Real estate - construction                                                                   0                   0
   Installment                                                                                  0                   0
   Credit card & related                                                                        0                   0
   Commercial                                                                                   0                   0
   Other                                                                                        0                   0
                                                                                             ----                ----
       Total accruing loans past due 90 days or more                                           23                  34
                                                                                             ----                ----
       Total non-accrual and past due loans                                                  $314                $404
                                                                                             ====                ====

Non-accrual and past due loans to gross loans                                                0.19%               0.24%
                                                                                             =====               =====
Allowance for credit losses to non-accrual and past due loans                            1,049.68%             837.87%
                                                                                         =========             =======



     At June 30, 2001, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses for the six months ended June 30, 2001 and 2000 were as follows:

                                                                                                    Six Months Ended
                                                                                                         June 30
                                                                                                         -------
                                                                                                   2001          2000
                                                                                                   ----          ----
                                                                                                 (Dollars in Thousands)
                                                                                                 ----------------------

Beginning balance                                                                                 $3,385        $2,922

Charge-offs                                                                                         (265)         (409)
Recoveries                                                                                           176           872
                                                                                                  ------        ------
Net charge-offs                                                                                      (89)          463
Provisions charged to operations                                                                       0             0
                                                                                                  ------        ------
Ending balance                                                                                    $3,296        $3,385
                                                                                                  ======        ======

Average loans                                                                                   $158,869      $155,069
Net charge offs to average loans (annualized)                                                        .11%         0.60%


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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2001, totaled $20,832,000 an increase of $5,323,000 (34.32%) from the December 31, 2000 total of $15,509,000.

     As of June 30, 2001, the Bank was permitted to draw on a $28,705,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans. As of June 30, 2001, a $7.0 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of June 30, 2001, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

     The Company's stockholders' equity increased by $504,000 or 2.93%, during the six months ended June 30, 2001, due to earnings, which was offset by dividends paid. The Company's accumulated other comprehensive income increased by $71,000 from $153,000 at December 31, 2000 to $224,000 at June 30, 2001, as a
result of unrealized holding gains (relating to securities held for investment) arising during the period. Retained earnings decreased by $8,000 during the six month period as the result of the 3 for 2 stock split and dividends paid, offset by earnings. In addition, $38,683 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 2001, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.86%, a Tier 1 risk-based capital ratio of 12.79% and a total risk-based capital ratio of 14.05%.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 10, 2001, the Company held its Annual Meeting of Stockholders. The only matters submitted to the stockholders for a vote were the election of four directors and the authorization of the Board of Directors to select an outside auditing firm for the Company's fiscal year ending December 31, 2001. The nominees submitted for election as directors were F. William Kuethe, Jr., William N. Scherer, Sr., Thomas Clocker, and Karen Thorwarth.

     At the Meeting, at least 779,730 shares were voted in favor of each nominee, no more than 99,715 shares were voted to withhold approval of any director. As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified. Directors not up for re-election and continuing in office after the Meeting are: Charles L. Hein, Alan E. Hahn, Shirley E. Boyer, John I. Young, John E. Demyan, Theodore L. Bertier, Jr., F. W. Kuethe, III, and Mary Lou Wilcox.

     At the Meeting, 770,123 shares were voted in favor of authorizing the Board of Directors to select an outside auditing firm for the Company's fiscal year ending December 31, 2001, 110,822 shares voted to withhold authorization, and 1,068 shares abstained.

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

          On May 30, 2001, the Registrant filed a Current Report of Form 8-K, dated May 29, 2001, reporting the approval for listing of the Registrant's Common Stock on the Nasdaq SmallCap Market effective June 22, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLEN BURNIE BANCORP
                                        (Registrant)


Date: August 13, 2001                   By:    /s/ F. William Kuethe, Jr.
                                           -------------------------------------
                                           F. William Kuethe, Jr.
                                           President, Chief Executive Officer


                                        By:   /s/ John E. Porter
                                           ------------------------------------
                                           John E. Porter
                                           Chief Financial Officer