Form 10-Q/A
period 2001-03-31
GLEN BURNIE BANCORP
filed 2001-11-14
CIK 890066

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
         -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                       March 31, 2001      December 31,
                                     ASSETS                                             (unaudited)            2000
                                                                                                               ----

Cash and due from banks                                                                     $7,681            $9,559
Interest-bearing deposits in other financial institutions                                    9,496                51
Federal funds sold                                                                           7,038             5,899
                                                                                            ------            ------
       Cash and cash equivalents                                                            24,215            15,509
Certificates of deposit in other financial institutions                                        100               100
Investment securities available for sale, at fair value                                     24,878            21,309
Investment securities held to maturity, at cost
   (fair value March 31: $29,441 December 31: $31,019)                                      29,277            31,286
Federal Home Loan Bank stock, at cost                                                          652               652
Common Stock in the Glen Burnie Statutory Trust I                                              155               155
Loans, less allowance for credit losses
   (March 31: $3,331; December 31: $3,385)                                                 158,129           162,374
Premises and equipment, at cost, less accumulated depreciation                               4,218             4,268
Other real estate owned                                                                        483               484
Other assets                                                                                 2,864             3,074
                                                                                          --------          --------
                   Total assets                                                           $244,971          $239,211
                                                                                          ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
Deposits                                                                                  $212,577          $205,968
Short-term borrowings                                                                          127               488
Long-term borrowings                                                                         7,292             7,297
Other liabilities                                                                            2,271             3,122
                                                                                          --------          --------
                   Total liabilities                                                      $222,267          $216,875
                                                                                          --------          --------


Guaranteed preferred beneficial interests in Glen Burnie Bancorp
   junior subordinated debentures                                                            5,155             5,155
                                                                                             -----             -----


STOCKHOLDERS' EQUITY:
Common stock, par value $1,authorized 15,000,000 shares;
   Issued and outstanding: March 31: 1,104,634 shares;
   December 31: 1,110,049 shares                                                            $1,105            $1,110
Surplus                                                                                     10,299            10,374
Retained earnings                                                                            5,844             5,544
Accumulated other comprehensive income                                                         301               153
                                                                                          --------          --------
                  Total stockholders' equity                                                17,549            17,181
                                                                                          --------          --------
                  Total liabilities and stockholders' equity                              $244,971          $239,211
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


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                  (Unaudited)


                                                    Three Months Ended March 31
                                                     ---------------------------
                                                            2001        2000
                                                            ----        ----

Net income                                                  $467        $367

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:


       Unrealized holding gains (losses) arising
       during period                                         159        (32)


       Reclassification adjustment for (gains)
       losses included in net income                        (11)           0
                                                            ----        ----


Comprehensive income                                        $615        $335
                                                            ====        ====



     See accompanying notes to condensed consolidated financial statements.



                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                            2001               2000
                                                                                            ----               ----


Cash flows from operating activities:
Net income                                                                                  $467               $367
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                 151                187
   Provision for credit losses                                                                 0                  0
   Changes in assets and liabilities:
      Decrease in other assets                                                                83                469
      Decrease in other liabilities                                                         (638)              (181)
                                                                                         -------            -------


Net cash provided by operating activities                                                     63                842
                                                                                         -------            -------

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities                              738                891
    Proceeds from disposals of investment securities                                       2,500                  0
    Purchases of investment securities                                                    (4,524)              (650)
    Decrease (increase) in loans, net                                                      4,245             (4,988)
    Purchases of premises and equipment                                                     (100)               (38)
    Proceeds from sale of other real estate                                                    1                 23
                                                                                         -------            -------

Net cash provided (used) by investing activities                                           2,860             (4,762)
                                                                                         -------            -------

Cash flows from financing activities:
    Increase in deposits, net                                                              6,609              7,551
    Decrease in short-term borrowings                                                       (361)            (2,114)
    Repayment of long-term borrowings                                                         (5)                 0
    Dividends paid                                                                          (380)              (138)
    Common stock dividends reinvested                                                         39                 65
    Issuance of common stock                                                                   0                 29
    Repurchase and retirement of common stock                                               (119)                 0
                                                                                         -------            -------

Net cash provided by financing activities                                                  5,783              5,393
                                                                                         -------            -------

Increase in cash and cash equivalents                                                      8,706              1,473

Cash and cash equivalents, beginning of year                                              15,509              8,883
                                                                                         -------            -------

Cash and cash equivalents, end of period                                                 $24,215            $10,356
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


         The Company's stockholders' equity increased by $368,000 or 2.14%, during the three months ended March 31, 2001, due to earnings, partially offset by decreases in equity accounts from the Company's common stock buy back and dividends. The Company's accumulated other comprehensive income increased by $148,000 from $153,000 at December 31, 2000 to $301,000 at March 31, 2001, as a
result of unrealized holding gains (relating to securities held for investment) arising during the period. Retained earnings increased by $459,000 as the result of the Company's earnings during the quarter which were partially offset by dividends. In addition, $38,683 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

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

                                          GLEN BURNIE BANCORP
                                          (Registrant)



Date: November 14, 2001                   By:   /s/ F. William Kuethe, Jr.
                                             ----------------------------------
                                             F. William Kuethe, Jr.
                                             President, Chief Executive Officer



                                          By:  /s/ John E. Porter
                                             ----------------------------------
                                             John E. Porter
                                             Chief Financial Officer