Form 10-Q
period 2001-09-30
GLEN BURNIE BANCORP
filed 2001-11-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2001

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
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              (Identification No.)

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

At November 6, 2001, the number of shares outstanding of the registrant's common stock was 1,657,076.

                                TABLE OF CONTENTS




Part I - Financial Information                                              Page
                                                                            ----

Item 1. Financial Statements:
-------

        Condensed Consolidated Balance Sheets,
        September 30, 2001 (unaudited) and December 31, 2000 (audited)        3

        Condensed Consolidated Statements of Income for the Three
        And Nine Months Ended September 30, 2001 and 2000 (unaudited)4

        Condensed Consolidated Statements of Comprehensive Income
        for the Three and Nine Months Ended September 30, 2001 and
        2000 (unaudited)                                                      5

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2001 and 2000 (unaudited)                  6

        Notes to Unaudited Condensed Consolidated Financial Statements        7

Item 2. Management's Discussion and Analysis of Financial Condition
-------
        and Results of Operations                                             9

Item 3. Quantitative And Qualitative Disclosure About Market Risk            13
-------



Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                     14
-------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  September 30, 2001      December 31,
                                                                                  ------------------      ------------
                                    ASSETS                                           (unaudited)              2000
                                                                                                              ----

Cash and due from banks                                                                  $9,620              $ 9,559
Interest-bearing deposits in other financial institutions                                 4,446                   51
Federal funds sold                                                                        5,879                5,899
                                                                                       --------             --------
       Cash and cash equivalents                                                        $19,945              $15,509
Certificates of deposit in other financial institutions                                     100                  100
Investment securities available for sale, at fair value                                  37,859               21,309
Investment securities held to maturity, at cost
   (fair value September 30: $21,088 December 31: $31,019)                               20,532               31,286
Federal Home Loan Bank stock, at cost                                                       652                  652
Common Stock in the Glen Burnie Statutory Trust I                                           155                  155
Loans, less allowance for credit losses
   (September 30: $3,020; December 31: $3,385)                                          167,397              162,374
Premises and equipment, at cost, less accumulated depreciation                            4,025                4,268
Other real estate owned                                                                     481                  484
Other assets                                                                              3,063                3,074
                                                                                       --------             --------
                   Total assets                                                        $254,209             $239,211
                                                                                       ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                               $219,956             $205,968
Short-term borrowings                                                                       826                  488
Long-term borrowings                                                                      7,280                7,297
Other liabilities                                                                         2,670                3,122
                                                                                       --------             --------
                  Total liabilities                                                    $230,732             $216,875
                                                                                       --------             --------

Guaranteed preferred beneficial interests in Glen Burnie Bancorp
   junior subordinated debentures                                                         5,155                5,155
                                                                                       --------             --------

STOCKHOLDERS' EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
   Issued and outstanding: September 30: 1,657,076 shares;
   December 31: 1,110,049 shares                                                        $ 1,657              $ 1,110
Surplus                                                                                  10,306               10,374
Retained earnings                                                                         5,991                5,544
Accumulated other comprehensive income                                                      368                  153
                                                                                       --------             --------
                   Total stockholders' equity                                            18,322               17,181
                                                                                       --------             --------
                   Total liabilities and stockholders' equity                          $254,209             $239,211
                                                                                       ========             ========

     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                               Three Months Ended September 30  Nine Months Ended September 30
                                                               -------------------------------  ------------------------------
                                                                      2001           2000             2001           2000
                                                                      ----           ----             ----           ----
Interest income on:
   Loans, including fees                                            $3,336         $3,363           $9,871        $10,054
   U.S. Treasury and U.S. Government agency securities                 567            677            1,860          2,017
   State and Municipal securities                                      209             32              500             45
   Other                                                               185             69              660            172
                                                                    ------         ------           ------        -------
       Total interest income                                         4,297          4,141           12,891         12,288
                                                                    ------         ------           ------        -------

Interest expense on:
   Deposits                                                          1,346          1,422            4,218          4,124
   Short-term borrowings                                                 4             56               15             90
   Long-term borrowings                                                141              0              322              0
   Junior subordinated debentures                                      136              0              414              0
                                                                    ------         ------           ------        -------
       Total interest expense                                        1,627          1,478            4,969          4,214
                                                                    ------         ------           ------        -------

          Net interest income                                        2,670          2,663            7,922          8,074

Provision for credit losses, net                                         0              0                0              0
                                                                    ------         ------           ------        -------
          Net interest income after provision for credit losses      2,670          2,663            7,922          8,074
                                                                    ------         ------           ------        -------
Other income:
   Service charges on deposit accounts                                 227            237              707            724
   Other fees and commissions                                          152            148              434            464
   Other non-interest income                                             3              1               19             60
   Gains (loss) on investment securities                               137           (26)              184           (26)
   Gain on sale of real estate                                           0              0                0            447
                                                                    ------         ------           ------        -------
       Total other income                                              519            360            1,344          1,669
                                                                    ------         ------           ------        -------

Other expenses:
   Salaries and employee benefits                                    1,346          1,368            4,055          4,141
   Occupancy                                                           160            155              441            468
   Other expenses                                                      800            815            2,687          2,580
                                                                    ------         ------           ------        -------
       Total other expenses                                          2,306          2,338            7,183          7,189
                                                                    ------         ------           ------        -------

Income before income taxes                                             883            685            2,083          2,554

Income tax expense                                                     262            219              583            891
                                                                    ------         ------           ------        -------

Net income                                                          $  621         $  466           $1,500         $1,663
                                                                    ======         ======           ======         ======

Basic and diluted earnings per share of common stock                $ 0.37         $ 0.28           $ 0.91         $ 1.01
                                                                    ======         ======           ======         ======
Weighted average shares of common stock outstanding              1,656,898      1,653,742        1,655,945      1,650,664
                                                                 =========      =========        =========      =========
Dividends declared per share of common stock                        $ 0.10         $ 0.10           $ 0.30         $0.283
                                                                    ======         ======           ======         ======

     See accompanying notes to condensed consolidated financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                                           Three Months Ended               Nine Months Ended
                                                           ------------------               -----------------
                                                              September 30                    September 30
                                                              ------------                    ------------
                                                          2001             2000             2001          2000
                                                          ----             ----             ----          ----

Net income                                                $621             $466           $1,500        $1,663

Other comprehensive income (loss), net of tax

  Unrealized gains (losses) securities:

    Unrealized holding gains arising during period         228               82              319            46

    Reclassification adjustment for (gains)
      losses included in net income                        (84)              16             (104)           16
                                                          ----             ----           ------        ------
Comprehensive income                                      $765             $564           $1,715        $1,725
                                                          ====             ====           ======        ======


     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                           2001                2000
                                                                                           ----                ----

Cash flows from operating activities:
Net income                                                                               $1,500               $1,663
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                316                  881
   Changes in assets and liabilities:
      (Increase) decrease in other assets                                                   (68)                 320
      (Decrease) increase in other liabilities                                              407)                 590
                                                                                        -------              -------

Net cash provided by operating activities                                                 1,341                3,454
                                                                                        -------              -------

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities                           3,470                6,700
    Proceeds from disposals of investment securities                                     16,750                1,000
    Purchases of investment securities                                                  (25,407)             (13,595)
    Increase in loans, net                                                               (5,023)             (12,174)
    Purchases of premises and equipment                                                    (388)                (277)
    Purchases of other real estate                                                            3                    0
    Proceeds from sale of other real estate                                                   0                   72
                                                                                        -------              -------

Net cash used by investing activities                                                   (10,595)             (18,274)
                                                                                        -------              -------

Cash flows from financing activities:
    Increase in deposits, net                                                            13,988                7,767
    Increase (decrease) in short-term borrowings                                            338               (1,680)
    Repayment of long-term borrowings                                                       (17)                   0
    Proceeds from long-term borrowings                                                        0                7,000
    Dividends paid                                                                         (547)                (475)
    Common stock dividends reinvested                                                        77                  140
    Issuance of guaranteed preferred beneficial interests in
        Glen Burnie Bancorp junior subordinated debentures                                    0                5,000
    Issuance of common stock                                                                  0                   50
    Repurchase and retirement of common stock                                              (149)                   0
                                                                                        -------              -------

Net cash provided by financing activities                                                13,690               17,802
                                                                                        -------              -------

Increase in cash and cash equivalents                                                     4,436                2,982

Cash and cash equivalents, beginning of year                                             15,509                8,883
                                                                                        -------              -------

Cash and cash equivalents, end of period                                                $19,945              $11,865
                                                                                        =======              =======

     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2001 and 2000.

     Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3 - JUNIOR SUBORDINATED DEBENTURES

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

NOTE 4 - LONG-TERM BORROWINGS

         In September 2000, the Bank secured long-term borrowings which consisted of a $7,000,000 convertible advance from the Federal Home Loan
Bank of Atlanta. The borrowing has a final maturity of September 29, 2010 and an interest rate of 5.84%, which is fixed for two years through September 2002. At that time, the Federal Home Loan Bank of Atlanta has the option of converting the rate to 3 month LIBOR, however, if converted the borrowing can be prepaid without penalty. This borrowing is secured by a blanket lien on the bank's mortgage loan portfolio.

NOTE 5 - SUBSEQUENT EVENT

     On October 18, 2001 a lease termination agreement was entered into between the Bank and the landlord of the Bank's former branch location in Ferndale. The effect of this transaction is expected to have minimal impact on operating results in the fourth quarter of 2001.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 141, 142 and 143 will not have an effect on the operating results or financial condition of the Bank in 2001; and is not expected to have a material impact on the operating results or financial condition in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $621,000 ($0.37 basic and diluted earnings per share) for the third quarter of 2001, compared to third quarter 2000 consolidated net income of $466,000 ($0.28 basic and diluted earnings per share). This increase was primarily due to gains on sales of investment securities during the 2001 period, compared to losses on sales of investment securities during the corresponding 2000 period. Year-to-date consolidated net income for the nine months ended September 30, 2001 was $1,500,000 ($.91 basic and diluted earnings per share), compared to $1,663,000 ($1.01 basic and diluted earnings per share) for the nine months ended September 30, 2000. The higher consolidated net income for the 2000 period was primarily due to a gain of $447,000 on the sale of a foreclosed property during the 2000 period. All historic earnings per share figures have been adjusted to reflect the Company's stock dividend paid on June 21, 2001.

     Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2001 was $2,670,000 and $7,922,000, respectively, compared to $2,663,000 and
$8,074,000, respectively, for the same periods in 2000, an increase of $7,000 (0.3%) for the three month period, and a decrease of $152,000 (1.9%) for the nine month period. The decrease in net interest income for the nine month period was primarily attributable to the interest expense on Junior Subordinated Debentures and long-term borrowings during the 2001 period, offset by increased interest income on state and municipal securities and other investments.

     Interest  income  increased  $156,000  (3.8%)  for the three  months  ended
September 30, 2001 and increased $603,000 (4.9%) for the nine months ended September 30, 2001, compared to the same periods in 2000. The increases in interest income were attributable to increased interest income on state and municipal securities and other investments. Interest income on loans decreased $27,000 (0.8%) for the three months ended September 30, 2001, and decreased $183,000 (1.8%) for the nine months ended September 30, 2001, compared to the same periods in 2000. These decreases were due to declining yields on new and floating rate loans.

     Interest  expense   increased   $149,000  (10.1%)  and  $755,000   (17.9%),
respectively, for the three and nine months ended September 30, 2001 compared to the 2000 periods. For both periods the increases were due to the interest expense on long-term borrowings and Junior Subordinated Debentures.

     Net interest margins for the three and nine months ended September 30, 2001 were 5.08% and 5.14%, respectively, compared to tax equivalent net interest margins of 5.19% and 5.42% for the three and nine months ended September 30, 2000, respectively. The decrease in net interest margins for the three and nine months ended September 30, 2001 were primarily due to the absence of the interest income earned in the second quarter of 2000 from non-accrual interest collected on the sale of foreclosed real estate.

     Provision For Credit Losses. The Company made no additional provision for credit losses during the three and nine month periods ended September 30, 2001 and 2000. As of September 30, 2001, the allowance for credit losses equaled 1,122.68% of non-accrual and past due loans compared to 837.87% at December 31, 2000 and 771.2% at September 30, 2000. During the three and nine month periods ended September 30, 2001, the Company recorded net chargeoffs of $126,000 and $215,000, respectively, compared to $71,000 and $534,000, respectively, in net recoveries during the corresponding periods of the prior year. On an annualized basis, net chargeoffs for the 2001 period represent 0.18% of the average loan portfolio.

     Other Income. Other income increased $159,000 (44.2%) and decreased $325,000 (19.5%), respectively, during the three and nine months ended September 30, 2001 compared to the prior year periods. The increase for the three month period was primarily due to gains on investment securities. The decrease for the nine month period was primarily due to the absence in the 2001 period of the 2000 period's gain on the sale of a foreclosed property, partially offset by gains on investment securities in the 2001 period.

     Other Expense. Other expenses decreased by $32,000 (1.4%) and $6,000 (0.1%), respectively, during the three and nine months ended September 30, 2001 compared to the prior year periods. Included in other expenses for each nine-month period was a $131,378 payment made to First Mariner Bancorp in January 2000 and 2001 pursuant to a standstill agreement. The Company will make two additional payments of $131,378 each over the next two years, provided First Mariner Bancorp complies with the standstill agreement. The decreases were primarily due to decreases in salary and employee benefit expenses.

     Income Taxes. During the three and nine months ended September 30, 2001, the Company recorded income tax expense of $262,000 and $583,000, respectively, compared to an income tax expense of $219,000 and $891,000, respectively, for the corresponding periods of the prior year. The Company's effective tax rate for the three and nine month periods in 2001 were 29.7% and 28%, respectively, compared to 32.0% and 34.9%, respectively, for the prior year periods.

FINANCIAL CONDITION

     General. The Company's assets increased to $254,209,000 at September 30, 2001 from $239,211,000 at December 31, 2000 primarily due to increases in cash and cash equivalents, total investment securities and loans. The Bank's net loans totaled $167,397,000 at September 30, 2001, compared to $162,374,000 on December 31, 2000, an increase of $5,023,000 (3.1%). The increase in loans was primarily attributable to an increase in market demand due to a decrease in interest rates.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $58,391,000 at September 30, 2001, a $5,796,000 or 11%
increase from $52,595,000 at December 31, 2000. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2001, totaled $19,945,000, an increase of $4,436,000 (28.6%) from the December 31, 2000 total of $15,509,000. The aggregate market value of investment securities held by the Bank as of September 30, 2001 was $58,947,000 compared to $52,328,000 as of December 31, 2000, a $6,619,000 (12.6%) increase.

     Deposits as of September 30, 2001 totaled $219,956,000, which is an increase of $13,988.000 (6.8%) from $205,968,000 at December 31, 2000. Demand deposits as of September 30, 2001 totaled $51,815,118 which is a decrease of $1,147,373 (2.2%) from $52,962,491 at December 31, 2000. NOW accounts as of
September 30, 2001 totaled $21,334,234 which is an increase of $1,689,349 (8.6%) from $19,644,885 at December 31, 2000. Money market accounts as of September 30, 2001 totaled $22,139,443, which is an increase of $5,373,053 (32%) from
$16,766,390 at December 31, 2000. Savings deposits as of September 30, 2001 totaled $41,000,884, an increase of $486,354 (1.2%) from $40,514,530 at December
31, 2000. Certificates of deposit over $100,000 totaled $13,895,666 on September 30, 2001, an increase of $1,899,910 (15.8%) from $11,995,756 at December 31,
2000. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $69,868,202 on September 30, 2001, a $5,957,026 (9.3%) increase from the $63,911,176 total at December 31, 2000. The
Company attributes the increase in total deposits to outflows of deposits from mutual funds and the stock market into bank deposits.

     Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                                      At September 30       At December 31,
                                                                                            2001                 2000
                                                                                            ----                 ----
                                                                                              (Dollars in Thousands)

Restructured loans                                                                           $328                $370
                                                                                             ====                ====
Non-accrual loans:
   Real estate -- mortgage:
     Residential                                                                             $192                $120
     Commercial                                                                                 0                  77
   Real estate - construction                                                                   0                   0
   Installment                                                                                 44                  72
   Credit card & related                                                                        0                   0
   Commercial                                                                                   6                 101
                                                                                             ----                ----
       Total nonaccrual loans                                                                 242                 370
                                                                                             ----                ----
Accruing loans past due 90 days or more: Real estate - mortgage:
     Residential                                                                               27                  34
     Commercial                                                                                 0                   0
   Real estate - construction                                                                   0                   0
   Installment                                                                                  0                   0
   Credit card & related                                                                        0                   0
   Commercial                                                                                   0                   0
   Other                                                                                        0                   0
                                                                                             ----                ----
       Total accruing loans past due 90 days or more                                           27                  34
                                                                                             ----                ----

       Total non-accrual and past due loans                                                  $269                $404
                                                                                             ====                ====

Non-accrual and past due loans to gross loans                                               0.16%               0.24%
                                                                                            =====               =====

Allowance for credit losses to non-accrual and past due loans                           1,122.68%             837.87%
                                                                                        =========             =======


     At September 30, 2001, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans would be loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses relating to loans for the nine months ended September 30, 2001 and 2000 were as follows:


                                                                                                  Nine Months Ended
                                                                                                    September 30
                                                                                                    ------------
                                                                                                  2001         2000
                                                                                                  ----         ----
                                                                                                (Dollars in Thousands)

Beginning balance                                                                                $3,385       $2,922

Charge-offs                                                                                        (470)        (511)
Recoveries                                                                                          255        1,045
                                                                                                 ------       ------
Net recoveries (charge-offs)                                                                       (215)         534
Provisions charged to operations                                                                   (150)           0
                                                                                                 ------       ------
Ending balance                                                                                    3,020       $3,456
                                                                                                 ======       ======

Average loans                                                                                  $160,821     $156,927
Net recoveries (charge offs) to average loans (annualized)                                        (0.18%)       0.45%

     Reserve for Unfunded Commitments. For the nine months ended September 30, 2001, the Bank had outstanding commitments totaling $13,418,797. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. During the quarter ended September 30, 2001, the Bank established an allowance of $150,000 for unfunded commitments which is included as part of other liabilities. The following table shows the Bank's allowance for credit losses arising from these unfunded commitments:

                                                    (Dollars in Thousands)

Beginning balance                                          $  0

Provisions charged to operations                            150
                                                           ----
Ending balance                                             $150
                                                           ====


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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2001, totaled $19,945,000, an increase of $4,436,000 (28.6%) from the December 31, 2000 total of $15,509,000.

     As of September 30, 2001, the Bank was permitted to draw on a $28,705,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans. As of September 30, 2001, a $7 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of September 30, 2001, the Company had outstanding $5,155,000 of its 10.6%
Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

     The Company's stockholders' equity increased $1,141,000 or 6.6%, during the nine months ended September 30, 2001, due to earnings which were offset by dividends paid. The Company's accumulated other comprehensive income increased by $215,000 to $368,000 at September 30, 2001 from $153,000 comprehensive income at December 31, 2000 as a result of gains in the Bank's investment portfolio. Retained earnings increased by $447,000 due to increased earnings offset by dividends paid. In addition, $77,233 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 2001, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.77%, a Tier 1 risk-based capital ratio of 12.28% and a total risk-based capital ratio of 13.54%.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

Exhibit No.

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Form 8-A filed December 27, 2000, File No. 0-24047)

3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998, File No. 0-24047)

3.3     Articles  Supplementary,   dated  November  16,  2000  (incorporated  by
        reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed December 8, 2000, File No. 0-24047)

4.1 Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 2000 (incorporated by reference to Exhibit
        4.1 to Amendment No. 1 to the Registrant's Form 8-A filed December 27, 2000, File No. 0-24047)

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

10.4 The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, File No. 0-24047)

(b)     Reports on Form 8-K:

           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GLEN BURNIE BANCORP
                                       (Registrant)


Date: November 13, 2001                By:    /s/ F. William Kuethe, Jr.
                                          --------------------------------------
                                          F. William Kuethe, Jr.
                                          President, Chief Executive Officer


                                       By:    /s/ John E. Porter
                                          --------------------------------------
                                          John E. Porter
                                          Chief Financial Officer