Form 10-K405
period 2001-12-31
GLEN BURNIE BANCORP
filed 2002-03-25
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-24047

GLEN BURNIE BANCORP

(Exact name of registrant as specified in its charter)

MARYLAND	52-1782444

(State or other jurisdiction	(I.R.S. Employer

of incorporation or organization)	Identification No.)

101 Crain Highway, S.E., Glen Burnie, Maryland	21061

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 766-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $1.00 par value
Common Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2002 was $23,542,494.

The number of shares of common stock outstanding as of March 13, 2002 was 1,663,560.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2002 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2002 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

         Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Glen Burnie (South Crain location) Odenton, Riviera Beach, Crownsville, Severn and Severna Park, Maryland. The Bank also maintains four remote Automated Teller Machine (“ATM”) locations in Ferndale, Gambrills, Jessup and Pasadena, Maryland. The Bank maintains a website at www.thebankofglenburnie.com. The Bank is the oldest independent commercial bank in Anne Arundel County. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank also originates automobile loans through arrangements with local automobile dealers. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

         The Company’s principal executive office is located at 101 Crain Highway, S.E., Glen Burnie, Maryland 21061. Its telephone number at such office is (410) 766-3300.

Market Area

         The Bank considers its principal market area for lending and deposit products to consist of Northern Anne Arundel County, Maryland, which consists of those portions of the county north of U.S. Route 50. Northern Anne Arundel County includes mature suburbs of the City of Baltimore, which in recent years have experienced modest population growth and are characterized by an aging population. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at businesses located at or around the nearby Baltimore Washington International Airport. Anne Arundel County is generally considered to have more affordable housing than other suburban Baltimore areas and has begun to attract younger persons and minorities on this basis. This inflow, however, has not been sufficient to affect current population trends.

Lending Activities

         The Bank offers a full range of consumer and commercial loans. The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, commercial loans and consumer installment lending including indirect automobile lending. Substantially all of the Bank’s loan customers are residents of Anne Arundel County and surrounding areas of Central Maryland. The Bank solicits loan applications for commercial loans from small to medium sized businesses located in its market area. The Bank believes that this is a market in which a relatively small community bank, like the Bank, has a competitive advantage in personal service and flexibility. The Bank’s consumer lending currently consists primarily of automobile loans originated through local dealers. The Bank has expanded its indirect automobile loans by entering into arrangements with individual automobile dealers.

         The Company’s total loan portfolio increased during the 2000, 1999 and 1998 fiscal years, primarily as a result of the introduction of an indirect automobile lending program in 1998. The commercial mortgage portfolio, which had been slowly declining over the last several years, steeply declined in 2001 as a result of softening loan demand. In contrast, the residential mortgage portfolio achieved a large increase as a result of stronger than expected demand due to refinancings.

         The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,

	2001		2000		1999		1998		1997

(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%

Mortgage:

Residential	$44,293	26.32%	$36,187	21.74%	$34,099	22.03%	$33,931	26.28%	$38,048	32.68%

Commercial	36,920	21.94	40,169	24.13	42,342	27.36	43,915	34.02	43,276	37.17

Construction and land development	2,355	1.40	5,257	3.16	6,095	3.94	2,383	1.85	4,888	4.20

Consumer:

Installment	20,063	11.92	19,119	11.49	16,203	10.47	17,119	13.26	18,862	16.20

Credit card	272	0.16	281	0.16	1,348	0.88	1,398	1.08	1,397	1.20

Indirect automobile	59,308	35.24	61,725	37.08	50,967	32.93	24,630	19.08	—	—

Commercial	5,083	3.02	3,726	2.24	3,701	2.39	5,714	4.43	9,964	8.56

Gross loans	168,294	100.00%	166,464	100.00%	154,755	100.00%	129,090	100.00%	116,435	100.00%

Unearned income on loans	(786)		(705)		(727)		(748)		(751)

Gross loans net of unearned income	167,508		165,759		154,028		128,342		115,684

Allowance for credit losses	(2,939)		(3,385)		(2,922)		(2,841)		(4,139)

Loans, net	$164,569		$162,374		$151,106		$125,501		$111,545

         The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2001. Demand loans and loans, which have no stated maturity, are treated as due in one year or less. At December 31, 2001, the Bank had $10,469,877 in loans due after one year with variable rates and $143,609,922 in such loans with fixed rates. The Bank’s long-term real estate loans allow the Bank to call the loan after three years in order to adjust the interest rate if necessary. The Bank has generally not exercised its call option and the following table assumes no exercise of the Bank’s call option.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total

	(In Thousands)
Real Estate — mortgage:

Residential	$3,804	$1,390	$39,099	$44,293

Commercial	1,854	10,921	24,145	36,920

Real Estate — construction	769	741	845	2,355

Installment	1,299	13,780	4,984	20,063

Credit Card	224	—	48	272

Indirect automobile	352	57,323	1,633	59,308

Commercial	4,894	133	56	5,083

	$13,196	$84,288	$70,810	$168,294

         Real Estate Lending. The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans are generally originated on a variable rate basis. The Bank’s long-term, fixed-rate mortgages include a provision allowing the Bank to call the loan after three years in order to adjust the interest rate. The Bank, however, has never exercised this right. Substantially all of the Bank’s real estate loans are secured by properties in northern Anne Arundel County, Maryland. Under the Bank’s loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. The Bank, however, will make loans secured by owner-occupied residential real estate with loan-to-value ratios up to 95% provided the borrower obtains private mortgage insurance for the portion of the loan in excess of 80%. For residential investment properties, the maximum loan-to-value ratio is 75%. The maximum permissible loan-to-value ratio for residential and commercial construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower’s primary residence provided that the aggregate indebtedness on the property does not exceed 80% of its value.

         Commercial Lending. The Bank’s commercial loan portfolio consists principally of demand and time loans for commercial purposes. The Bank’s business demand and time lending includes various working capital loans, lines of credit and letters of credit for commercial customers. Demand loans require the payment of interest until called, while time loans require a single payment of principal and interest at maturity. Such loans may be made on a secured or an unsecured basis. All such loans are underwritten on the basis of the borrower’s creditworthiness rather than the value of the collateral.

         Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 2001, approximately 65.4% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 34.6% had been originated for consumer purposes.

         Indirect Automobile Lending. The Bank commenced its indirect automobile lending program in January 1998. The Bank finances new and used automobiles for terms of up to 60 months. Used vehicles must be no more than five years old and the maximum loan term is reduced for higher mileage vehicles. The Bank does not lend more than the invoice price on new vehicles and on used vehicles will not lend more than the fair market value as published in a nationally recognized used vehicle pricing guide. The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss. The Bank originates indirect loans through a network of 21 dealers which are primarily new car dealers located in Anne Arundel County. Participating dealers take loan applications from their customers and transmit them to the Bank for approval. If the loan is approved, the Bank will immediately fund the principal of the loan and credit the dealer’s reserve account for the premium due to the dealer. Funds are disbursed from the dealer reserve account on a monthly basis net of any unpaid interest resulting from borrower prepayments or defaults on other loans purchased from the dealer. The Bank does not offer dealer floor plan financing.

         Credit Card and Related Loans. Credit card and related loans consist of outstanding balances on credit cards and overdraft lines of credit. The Bank offered no annual fee VISA® and MasterCard® credit cards to qualified customers. Credit card billing and payment processing was done for the Bank by an unaffiliated third party which received a fee for such services. In February, 2000, however, the Bank sold its portfolio of credit card loans. The Bank’s overdraft protection line of credit is offered as a convenience to qualified customers.

         Although the risk of non-payment for any reason exists with respect to all loans, certain other specific risks are associated with each type of loan. The primary risks associated with commercial loans, including commercial real estate loans, are the quality of the borrower’s management and a number of economic and other factors which induce business failures and depreciate the value of business assets pledged to secure the loan, including competition, insufficient capital, product obsolescence, changes in the cost of production, environmental hazards, weather, changes in laws and regulations and general changes in the marketplace. Primary risks associated with residential real estate loans include fluctuating land and property values and rising interest rates with respect to fixed-rate, long-term loans. Residential construction lending exposes the Company to risks related to builder performance. Consumer loans, including indirect automobile loans, are affected primarily by domestic instability and a variety of factors that may lead to the borrower’s unemployment, including deteriorating economic conditions in one or more segments of a local or broader economy. Because the Bank deals with borrowers through an intermediary on indirect automobile loans, this form of lending potentially carries greater risks of defects in the application process for which claims may be made against the Bank. Indirect automobile lending may also involve the Bank in consumer disputes under state “lemon” or other laws. The Bank seeks to control these risks by following strict underwriting and documentation guidelines and by only dealing with well-established dealerships who are contractually obligated to indemnify the Bank for such losses.

         The Bank’s lending activities are conducted pursuant to written policies approved by the Board of Directors intended to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed by the Senior Credit

Officer to identify potential underperforming credits, estimate loss exposure and to ascertain compliance with the Bank’s policies. On a quarterly basis, the internal auditor performs an independent loan review in accordance with the Bank’s loan review policy. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral, and the effects of economic conditions.

         The Bank’s loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one individual is $500,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $750,000. The Bank’s Executive Committee is authorized to approve loans up to $1.0 million. Larger loans must be approved by the full Board of Directors.

         Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $2.37 million to any one borrower at December 31, 2001. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $3.78 million to any one borrower at December 31, 2001. It is currently the Bank’s policy to limit its exposure to any one borrower to no more than $2.37 million in the aggregate unless the loan is approved by a 75% vote of the Board of Directors with respect to new borrowings. At December 31, 2001, the largest amount outstanding to any one borrower and their related interests was $2,432,000 which was within the Bank’s lending limit at the time when made.

Non-Performing Loans

         It is the policy of the Bank to discontinue the accrual of interest when a loan becomes 90 days or more delinquent and circumstances indicate that collection is doubtful.

         The Bank seeks to control delinquencies through diligent collection procedures. For consumer loans, the Bank sends out payment reminders on the seventh and twelfth days after a payment is due. If a consumer loan becomes 15 days past due, the account is transferred to the Bank’s collections department, which will contact the borrower by telephone and letter before the account becomes 30 days past due. If a consumer loan becomes more than 30 days past due, the Bank will continue its collection efforts and will move to repossession or foreclosure by the 45th day if the Bank has reason to believe that the collateral may be in jeopardy or the borrower has failed to respond to prior communications. The Bank will move to repossess or foreclose in all instances in which a consumer loan becomes more than 60 days delinquent. After repossession of a motor vehicle, the borrower has a 15-day statutory right to redeem the vehicle and is entitled to 10 days’ notice before the sale of a repossessed vehicle. The Bank sells the vehicle as promptly as feasible after the expiration of these periods. If the amount realized from the sale of the vehicle is less than the loan amount, the Bank will seek a deficiency judgment against the borrower. The Bank follows similar collection procedures with respect to commercial loans.

         The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,

	2001	2000	1999	1998	1997

	(Dollars In Thousands)
Restructured Loans	$—	$370	$243	$137	$344

Non-accrual loans:

Real estate — mortgage:

Residential	$284	$120	$237	$336	$1,078

Commercial	189	77	135	505	761

Real estate — construction	—	—	280	316	608

Installment	88	72	315	463	665

Credit card & related	—	—	—	—	—

Commercial	40	101	45	105	369

Total non-accrual loans	601	370	1,012	1,725	3,481

Accruing loans past due 90 days or more

Real estate — mortgage:

Residential	45	34	43	—	5

Commercial	—	—	—	—	—

Real estate — construction	—	—	—	—	—

Installment	13	—	—	—	—

Credit card & related	1	—	—	18	—

Commercial	—	—	—	—	—

Total accruing loans past due 90 days or more	59	34	43	18	5

Total non-accrual and past due loans	$660	$404	$1,055	$1,743	$3,486

Non-accrual and past due loans to gross loans	0.39%	0.24%	0.68%	1.36%	2.99%

Allowance for credit losses to non-accrual and past due loans	445.30%	837.87%	276.97%	162.99%	118.73%

         For the year ended December 31, 2001, interest of approximately $14,877, would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During such period there was no interest on such loans included in income. Approximately $561,494 or 93.4%, of the Bank’s non-accrual loans at December 31, 2001 were attributable to 11 borrowers. No charge-offs have previously been taken on these loans. Six of these borrowers with loans totaling $482,029 were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the current active balance of the Bank’s loan.

         At December 31, 2001, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

         At December 31, 2001, the Company had $420,162 in real estate acquired in partial or total satisfaction of debt compared to $484,148 and $558,827 in such properties at December 31, 2000 and 1999, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2001, see “Item 2. — Properties.”

Allowance For Credit Losses

         The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrower’s ability to pay.

         Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars In Thousands)
Beginning Balance	$3,385	$2,922	$2,841	$4,139	$5,061

Loans charged off

Real estate — mortgage:

Residential	—	19	—	51	270

Commercial	4	4	50	—	—

Real estate — construction	—	—	(27)	189	435

Installment	498	470	477	473	171

Credit card & related	89	101	92	—	45

Commercial	96	167	81	382	697

Total	687	761	673	1,095	1,618

Recoveries

Real estate — mortgage:

Residential	—	52	32	51	25

Commercial	—	—	16	26	17

Real estate — construction	—	470	36	1	—

Installment	310	111	259	116	89

Credit card & related	53	41	4	4	5

Commercial	28	550	107	99	290

Total	391	1,224	454	297	426

Net charge offs/(recoveries)	296	(463)	219	798	1,192

Provisions charged to operations	(150)	—	300	(500)	270

Ending balance	$2,939	$3,385	$2,922	$2,841	$4,139

Average loans	$163,695	$159,810	$142,077	$118,372	$119,161

Net charge-offs to average loans	0.18%	(0.28)%	0.15%	0.67%	1.00%

         The following table shows the allowance for credit losses broken down by loan category as of December 31, 2001, 2000, 1999, 1998 and 1997:

	At December 31,

	2001		2000

		Percentage Of Loans In		Percentage Of Loans In
	Allowance For	Each Category To	Allowance For	Each Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans

	(Dollars In Thousands)
Real Estate — mortgage:

Residential	$164	26.32%	$199	21.74%

Commercial	456	21.94	506	24.13

Real Estate — construction	71	1.40	292	3.16

Installment	237	11.92	221	11.49

Credit Card	—	0.16	—	0.16

Indirect automobile	1,390	35.24	1,486	37.08

Commercial	300	3.02	288	2.24

Unallocated	321	—	393	—

Total	$2,939	100.00%	$3,385	100.00%

	At December 31,

	1999		1998		1997

		Percentage Of		Percentage Of		Percentage Of
		Loans In Each		Loans In Each		Loans In Each
	Allowance For	Category To	Allowance For	Category To	Allowance For	Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans	Each Category	Total Loans

		(Dollars In Thousands)
Real Estate — mortgage:

Residential	$200	22.03%	$273	26.28%	$389	32.68%

Commercial	613	27.36	311	34.02	987	37.17

Real Estate — construction	296	3.94	335	1.85	390	4.20

Installment	177	10.47	143	13.26	159	16.20

Credit Card	92	0.88	60	1.08	47	1.20

Indirect automobile	793	32.93	312	19.08	—	—

Commercial	526	2.39	966	4.43	1,186	8.56

Unallocated	225	—	441	—	981	—

Total	$2,922	100.00%	$2,841	100.00%	$4,139	100.00%

Investment Securities

         The Bank maintains a substantial portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of U.S. Treasury securities, securities issued by U.S. Government agencies including mortgage-backed securities, securities issued by certain states and their political subdivisions, and corporate trust preferred securities. The portfolio of securities issued by certain states and their political subdivisions has recently been increased due to a change in the Company’s deferred tax position allowing the Company to use the full tax advantage of this portfolio.

         The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,

	2001	2000	1999

	(In Thousands)
U.S. Treasury securities	$1,248	$1,746	$2,739

U.S. Government agencies and mortgage backed securities	45,603	39,057	40,833

Obligations of states and political subdivisions	20,659	8,721	—

Corporate trust preferred	4,820	2,821	—

Total investment securities	$72,330	$52,345	$43,572

         The following table sets forth the scheduled maturities, book values and weighted average yields for the Company’s investment securities portfolio at December 31, 2001:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Book	Average	Book	Average	Book	Average	Book	Average	Book	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

U.S. Treasury securities	$749	6.38%	$499	5.75%	$—	—%	$—	—%	$1,248	6.12%

U.S. Government agencies and mortgage backed securities	920	5.50%	11,484	5.43%	8,067	5.98%	25,132	6.36%	45,603	6.04%

Obligations of states and political subdivisions	—	—	2,806	3.10%	2,265	3.89%	15,588	5.22%	20,659	4.79%

Corporate trust preferred	—	—	—	1.85%	—	—	4,820	7.61%	4,820	7.61%

Total investment securities	$1,669	5.89%	$14,789	5.00%	$10,332	5.52%	$45,540	6.11%	$72,330	5.79%

         At December 31, 2001, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises, and a $2 million investment in Floating Rate Mezzanine Notes issued by Preferred Term Securities III) which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources Of Funds

         The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and six branches in northern Anne Arundel County. Consolidated total deposits were $229,306,718 as of December 31, 2001. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $31.6 million under a line of credit from the FHLB of Atlanta as of December 31, 2001.

         Deposits. The Bank’s deposit products include regular savings accounts (statements), money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA and SEP accounts, Christmas Club accounts and certificates of deposit. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders and travelers checks, night depositories, automated clearinghouse transactions, wire transfers, ATMs, telephone banking, and a customer call center. The Bank is a member of the Cirrus® and Star® ATM networks.

         The Bank obtains deposits principally through its network of seven offices. The Bank does not solicit brokered deposits. At December 31, 2001, the Bank had approximately $21 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2001:

Amount
(In Thousands)

Three months or less	$7,601

Over three through six months	2,207

Over six through 12 months	2,684

Over 12 months	8,876

Total	$21,368

         Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $31.6 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities. There was $7 million in a long-term convertible advance under this credit arrangement at December 31, 2001. The advance matures in September 2010 and bears a 5.84%

rate of interest. On September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. The Bank also has a secured line of credit in the amount of $5.0 million from another commercial bank but has not drawn on this line. The Bank has a mortgage note on the 103 Crain Highway address of $274,791, as of December 31, 2001. This note is payable monthly through October 2010 and has a 7% interest rate.

Competition

         The Bank faces competition from other community banks and financial institutions and larger intra- and inter- state banks and financial institutions, which compete vigorously (currently, sixteen FDIC-insured depository institutions operate within two miles of the Bank’s headquarters). In 1996, former directors of the Bank, including a former Chief Executive Officer, established a new bank with a main office in Glen Burnie close to the Bank’s headquarters which has solicited business from many Bank customers. With respect to indirect lending, the Bank faces competition from other banks and the financing arms of automobile manufacturers. The Bank competes in this area by offering competitive rates and responsive service to dealers.

         The Bank’s interest rates, loan and deposit terms, and offered products and services are impacted, to a large extent, by such competition. The Bank attempts to provide superior service within its community and to know, and facilitate services to, its customers. It seeks commercial relationships with small to medium size businesses, which the Bank believes would welcome personal service and flexibility. While the Bank believes it is the eighth largest deposit holder in Anne Arundel County, Maryland, with an estimated 4.68% market share as of June 30, 2000 (the latest date for which relevant data is available from the FDIC), it believes its greatest competition comes from smaller community banks which offer similar personalized services.

Other Activities

         The Company also owns all outstanding shares of capital stock of GBB Properties, Inc. (“GBB”), another Maryland corporation which was organized in 1994 and which is engaged in the business of acquiring, holding and disposing of real property, typically acquired in connection with foreclosure proceedings (or deeds in lieu of foreclosure) instituted by the Bank or acquired in connection with branch expansions by the Bank.

Employees

         At December 31, 2001, the Bank had 124 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

Regulation of the Company

         General. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHCA”). As such, the Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and subject to Federal Reserve Board regulation, examination, supervision and reporting requirements. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular inspection by Federal Reserve Board examiners.

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

         Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency of 1994 (the “Riegle-Neal Act”) authorized the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Commissioner of Financial Regulation.

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

         The BHCA also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the Federal Reserve Board’s regulations thereunder. Notwithstanding the Federal Reserve Board’s prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

         Effective with the enactment of the Gramm-Leach-Bliley Act (“G-L-B”) on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become “financial holding companies” which will be permitted to engage in a broader range of financial activities than are currently permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.

         The Maryland Financial Institutions Code prohibits a bank holding company from acquiring more than 5% of any class of voting stock of a bank or bank holding company without the approval of the Commissioner of Financial Regulation except as otherwise expressly permitted by federal law or in certain other limited situations. The Maryland Financial Institutions Code additionally prohibits any person from acquiring voting stock in a bank or bank holding company without 60 days’ prior notice to the Commissioner if such acquisition will give the person control of 25% or more of the voting stock of the bank or bank holding company or will affect the power to direct or to cause the direction of the policy or management of the bank or bank holding company. Any doubt whether the stock acquisition will affect the power to direct or cause the direction of policy or management shall be resolved in favor of reporting to the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution. Voting stock acquired in violation of this statute may not be voted for five years.

         Capital Adequacy. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulation of the Bank — Capital Adequacy.”

         Dividends and Distributions. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

         Bank holding companies are required to give the Federal Reserve Board notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for “well capitalized” banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

Regulation of the Bank

         General. As a state-chartered bank with deposits insured by the FDIC but which is not a member of the Federal Reserve System (a “state non-member bank”), the Bank is subject to the supervision of the Commissioner of Financial Regulation and the FDIC. The Commissioner and FDIC regularly examine the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank’s depositors and not its stockholders. In addition, the Bank is required to furnish quarterly and annual call reports to the Commissioner and FDIC. The FDIC’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

         The Bank’s deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve Board and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous Federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

         Capital Adequacy. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.

         The regulations of the Federal Reserve Board and the FDIC require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0%

leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the Federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

         The risk-based capital rules of the Federal Reserve Board and the FDIC require bank holding companies and state non-member banks, respectively, to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. Risk-based capital is composed of two elements: Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (which must be noncumulative in the case of banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and credit card relationships. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

         FDIC regulations and guidelines additionally specify that state non-member banks with significant exposure to declines in the economic value of their capital due to changes in interest rates may be required to maintain higher risk-based capital ratios. The Federal banking agencies, including the FDIC, have proposed a system for measuring and assessing the exposure of a bank’s net economic value to changes in interest rates. The Federal banking agencies, including the FDIC, have stated their intention to propose a rule establishing an explicit capital charge for interest rate risk based upon the level of a bank’s measured interest rate risk exposure after more experience has been gained with the proposed measurement process. Federal Reserve Board regulations do not specifically take into account interest rate risk in measuring the capital adequacy of bank holding companies.

         The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2001, the Bank was well capitalized as defined by the FDIC’s regulations.

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

         Deposit Insurance. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the Bank Insurance Fund (“BIF”). Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for BIF-insured institutions to maintain the designated reserve ratio of the BIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the BIF.

         Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups — “well capitalized, adequately capitalized or undercapitalized.” Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well-capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All BIF-insured banks, however, will be required to begin paying an assessment to the FDIC in an amount equal to 2.12 basis points times their assessable deposits to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

         Transactions With Affiliates. A state non-member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

         Loans To Directors, Executive Officers and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state non-member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank’s unimpaired capital and surplus and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

ITEM 2. PROPERTIES

         The following table sets forth certain information with respect to the Bank’s offices:

		Owned/		Approximate
	Year Opened	Leased	Book Value	Square Footage	Deposits

Main Office:

101 Crain Highway, S.E	1953	Owned	$1,111,591	10,000	$84,894,341
Glen Burnie, MD 21061

Branches:

Odenton	1969	Owned	124,167	6,000	33,351,298
1405 Annapolis Road Odenton, MD 21113

Riviera Beach	1973	Owned	154,086	2,500	27,856,401
8707 Ft. Smallwood Road Pasadena, MD 21122

Crownsville	1979	Owned	372,548	3,000	37,319,999
1221 Generals Highway Crownsville, MD 21032

Severn	1984	Owned	289,899	2,500	22,174,022
811 Reece Road Severn, MD 21144

South Crain	1995	Leased	91,834	2,600	17,277,949
7984 Crain Highway Glen Burnie, MD 21061

Severna Park	1999	Leased	124,194	1,250	6,432,708
790 Ritchie Highway Severna Park, MD 21146

Operations Centers:	1991	Owned	1,189,292	16,200	N/A
106 Padfield Blvd Glen Burnie, MD 21061

103 Crain Highway, S.E	2000	Owned	308,590	3,727	N/A
Glen Burnie, MD 21061

         At December 31, 2001, the Bank owned one foreclosed real estate property with a book value of $285,000. The Bank is holding this commercial property for sale.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2001, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	69	President and Chief Executive Officer

John I. Young	64	Executive Vice President and Chief Operating Officer

Michael G. Livingston	48	Senior Vice President and Chief Lending Officer

John E. Porter	48	Senior Vice President and Chief Financial Officer

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

         JOHN I. YOUNG was appointed Executive Vice President and Chief Operating Officer of the Bank in December 1999 after joining the Bank as Senior Vice President in March 1999. Prior to joining the Bank, he had been president of Young-Harris, Inc., a financial industry consulting company since 1980. Mr. Young was president of American Bank Services Corp. from January 1977 to 1980 and was Senior Vice President of Operations of Equitable Trust Bank from 1958 until December 1976. Mr. Young is a member of the Independent Bankers Association of America, the Maryland Bankers Association and an associate member of the Robert Morris Association. He is also the President of the St. Andrew’s Society of Baltimore.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to June 22, 2001, the Company’s common stock, par value $1.00 per share (the “Common Stock”), was traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “GLBZ”. Since that date, the Common Stock is traded on the Nasdaq SmallCap Market under the same symbol. As of March 19, 2002, there were 468 record holders of the Common Stock. The closing price for the Common Stock on that date was $19.75.

         The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2001 and 2000 as reported by Nasdaq and as available through the OTC market. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods. Data has been adjusted to give retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 11, 2000 and a three-for-two stock split effected through a stock dividend paid on June 21, 2001.

	2001			2000

Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$10.50	$8.25	$0.10	$12.83	$8.33	$0.083

June 30,	14.00	10.00	0.10	10.67	8.83	0.10

September 30	17.20	12.25	0.10	11.25	10.00	0.10

December 31	15.00	13.15	0.15	10.17	8.00	0.166

         A regular dividend of $0.10 and a bonus dividend of $.05 were declared for stockholders’ of record on December 24, 2001, payable on January 8, 2002.

         The Company intends to pay dividends equal to forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank’s and bank holding company’s right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See “Item 1. Business — Supervision and Regulation — Regulation of the Company — Dividends and Distributions” and “Item 1. Business — Supervision and Regulation — Regulation of the Bank — Dividend Limitations.” The Company does not believe that those restrictions will materially limit its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 11, 2000 and a three-for-two stock split effected through a stock dividend paid on June 21, 2001.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars In Thousand Except Per Share Data)
Operations Data:

Net Interest Income	$10,674	$10,801	$9,925	$9,794	$10,567

Provision for Credit Losses	(150)	—	300	(500)	270

Other Income	1,821	3,658	2,828	3,122	1,728

Other Expense	10,332	10,746	9,822	11,776	11,593

Net Income	1,725	2,275	1,455	833	747

Share Data:

Basic Net Income (Loss) Per Share	$1.04	$1.38	$0.88	$0.46	$0.41

Diluted Net Income (Loss) Per Share	1.04	1.38	0.88	0.46	0.41

Cash Dividends Declared Per Common Share	0.45	0.449	0.28	0.28	0.167

Weighted Average Common Shares Outstanding:

Basic	1,656,904	1,652,001	1,636,275	1,804,472	1,826,214

Diluted	1,656,904	1,652,001	1,636,275	1,804,834	1,826,214

Financial Condition Data:

Total Assets	$263,362	$239,211	$213,439	$217,571	$231,900

Loans Receivable, Net	164,569	162,373	151,107	125,501	111,545

Total Deposits	229,307	205,968	194,090	199,611	207,110

Long Term Borrowings	7,275	7,297	—	—	—

Junior Subordinated Debentures	5,155	5,155	—	—	—

Total Stockholders’ Equity	17,862	17,181	15,102	14,169	18,965

Performance Ratios:

Return on Average Assets	0.69%	1.02%	0.66%	0.38%	0.32%

Return on Average Equity	9.77	12.94	9.97	4.54	3.95

Net Interest Margin (1)	4.80	5.27	4.96	4.94	5.09

Dividend Payout Ratio	43.27	32.61	43.48	75.75	50.85

Capital Ratios:

Average Equity to Average Assets	9.08%	8.59%	6.67%	8.40%	8.01%

Leverage Ratio	8.79	9.30	6.87	5.96	7.60

Total Risk-Based Capital Ratio	13.92	13.99	10.80	10.50	16.00

Asset Quality Ratios:

Allowance for Credit Losses to Gross Loans	1.75%	2.04%	1.89%	2.21%	3.55%

Non-accrual and Past Due Loans to Gross Loans	0.39%	0.24%	0.68%	1.36%	2.99%

Allowance for Credit Losses to Non- Accrual and Past Due Loans	445.30%	837.87%	276.97%	162.99%	118.73%

Net Loan Charge-offs (Recoveries) to Average Loans	0.18%	(0.28)%	0.15%	0.67%	1.00%

*	Not Meaningful

(1)	Presented on a tax-equivalent basis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         During 2001, the Company continued many favorable operating trends. Most notably, 2001 saw significant growth in both the Bank’s deposits and investment portfolio. Deposit growth in 2001 was strong with increases of $20,616,000 in interest bearing deposits and $2,723,000 in non-interest bearing demand deposits. Investment portfolio growth was due primarily to the increase in the Bank’s investment in state and municipal bonds which had grown to $20,659,000 by the end of 2001. The Bank’s net interest income on a tax equivalent basis improved due to a combination of growth in the securities portfolio and a continued moderation in deposit costs.

Forward-Looking Statements

         When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Comparison of Results of Operations for the Years Ended December 31, 2001, 2000 and 1999

         General. For the year ended December 31, 2001, the Company reported consolidated net income of $1,725,236 ($1.04 basic and diluted earnings per share) compared to a consolidated net income of $2,274,866 ($1.38 basic and diluted earnings per share) for the year ended December 31, 2000 and a consolidated net income of $1,445,350 ($.88 basic and diluted earnings per share) for the year ended December 31, 1999. (All per share amounts throughout this report have been adjusted to give retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 11, 2000 and a three-for-two stock split effected through a stock dividend paid on June 21, 2001.) Net income for 2000 and 1999 included certain non-recurring items ($2,090,126 for 2000 and $1,311,997 for 1999). Net income adjusted to remove the effects of these non-recurring items was $1,725,236 for 2001, $991,947 for 2000, and $640,045 for 1999.

         Net Interest Income. The primary component of the Company’s net income is its net interest income, which is the difference between income earned on assets and interest paid on the deposits and borrowings used to fund them. Net interest income is determined by the spread between the yields earned on the Company’s interest-earning assets and the rates paid on interest-bearing liabilities as well as the relative amounts of such assets and liabilities. Net interest income, divided by average interest-earning assets, represents the Company’s net interest margin.

         Consolidated net interest income for the year ended December 31, 2001 was $10,673,730 compared to $10,801,098 for the year ended December 31, 2000 and $9,925,203 for the year ended December 31, 1999. The $127,368 decrease for the most recent year was due to a decline in interest income on loans combined with an increase in interest expense for long-term borrowings and junior subordinated debentures, partially offset by increased interest income on state and municipal securities and corporate trust preferred securities. Since a large portion of the Company’s portfolio is invested in state and municipal securities, which are tax advantaged, the after tax net interest income for 2001 was $11,058,205, compared to $10,884,430 for 2000, an increase of $173,775 or 1.60%. The $875,895 increase in net interest income for 2000 over 1999 was due to an increase in loan income, federal funds sold and other interest income, partially offset by an increase in other interest expense for long-term borrowing and junior subordinated debt interest expense. The after tax net interest income for 2000 was $10,885,000, a $950,000 increase (or 9.6%) over the $9,935,000 after tax net interest income for 1999.

         Interest expense increased from $5,901,617 in 2000 to $6,533,274 in 2001, a $631,657 or 10.7% increase, and increased from $5,623,174 in 1999 to $5,901,617 in 2000, a $278,443, or 4.95% increase, primarily due to the trust preferred issuance and the FHLB long-term borrowing in September, 2000. Net interest margin for the year ended December 31, 2001 was 4.80% compared to 5.27% and 4.96% for the years ended December 31, 2000 and 1999, respectively.

         The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,

	2001	VS.	2000	2000	VS.	1999

		Change Due To:			Change Due To:

	Increase/			Increase/
	Decrease	Rate	Volume	Decrease	Rate	Volume

	(In Thousands)
ASSETS

Interest-earning assets:

Federal funds sold	$85	$(139)	$224	$85	$43	$42

Interest-bearing deposits	185	(34)	219	(28)	(28)	—

Investment securities:

U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	(296)	(126)	(170)	(797)	(135)	(662)

Obligations of states and political subdivisions(1)	579	(52)	631	159	—	159

All other investment securities	242	43	199	86	3	83

Total investment securities	525	(135)	660	(552)	(132)	(420)

Loans, net of unearned income:

Demand, time and lease	(39)	(116)	77	24	115	(91)

Mortgage and construction	(745)	(607)	(138)	133	65	68

Installment and credit card	493	114	379	1,491	89	1,402

Total gross loans(2)	(291)	(609)	318	1,648	269	1,379

Allowance for credit losses	—	—	—	—	—	—

Total net loans	(291)	(609)	318	1,648	269	1,379

Total interest-earning assets	$504	$(917)	$1,421	$1,153	$152	$1,001

LIABILITIES:

Interest-bearing deposits:

Savings and NOW	$(430)	$(438)	$8	$10	$6	$4

Money market	(93)	(140)	47	(78)	(7)	(71)

Other time deposits	488	(36)	524	127	66	61

Total interest-bearing deposits	(35)	(614)	579	59	65	(6)

Non-interest-bearing deposits	—	—	—	—	—	—

Borrowed funds	666	382	284	220	(19)	239

Total interest-bearing liabilities	$631	$(232)	$863	$279	$46	$233

(1)	Tax equivalent basis.

(2)	Non-accrual loans included in average balances.

         The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,

	2001			2000			1999

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars In Thousands)
ASSETS:

Interest-earning assets:

Federal funds sold	$6,733	$286	4.25%	$3,185	$201	6.31%	$2,330	$116	4.97%

Interest-bearing deposits	5,878	240	4.08	472	22	4.66	440	26	5.91

Investment securities:

U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	39,491	2,442	6.18	42,098	2,738	6.50	57,347	3,542	6.18

Obligations of states and political subdivisions(1)	13,761	1,125	8.18	2,766	243	8.79	—	—	—

All other investment securities	3,833	327	8.56	1,587	118	7.43	737	56	7.60

Total investment securities	57,085	3,894	6.82	46,451	3,099	6.67	58,084	3,598	6.19

Loans, net of unearned income:

Demand, time and lease	4,542	426	9.38	3,894	465	11.94	4,353	391	8.98

Mortgage and construction	79,873	6,416	8.03	81,427	7,161	8.79	80,814	7,041	8.71

Installment and credit card	79,416	6,332	7.97	74,489	5,839	7.83	56,910	4,385	7.71

Total gross loans(2)	163,831	13,174	8.04	159,810	13,465	8.42	142,077	11,817	8.32

Allowance for credit losses	3,242			3,260			2,800

Total net loans	160,589	13,174	8.20	156,550	13,465	8.60	139,277	11,817	8.48

Total interest-earning assets	230,285	17,594	7.64	206,658	16,787	8.12	200,131	15,557	7.77

Cash and due from banks	9,963			6,734			7,288

Other assets	9,124			9,962			9,890

Total assets	$249,372			$223,354			$217,309

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Interest-bearing deposits:

Savings and NOW	$61,992	$740	1.19%	$62,257	$1,188	1.90%	$61,902	$1,169	1.89%

Money market	18,756	357	1.90	16,919	450	2.65	19,581	527	2.69

Other time deposits	83,498	4,431	5.31	73,292	3,924	5.35	72,320	3,807	5.26

Total interest-bearing deposits	164,246	5,528	3.37	152,468	5,562	3.64	153,803	5,503	3.58

Borrowed funds	12,981	1,006	7.75	1,880	339	4.81	2,043	119	5.82

Total interest-bearing liabilities	177,227	6,534	3.69	154,348	5,902	3.82	155,846	5,622	3.61

Non-interest-bearing deposits	52,252			48,071			44,270

Other liabilities	2,240			3,348			2,695

Stockholders’ equity	17,653			17,587			14,498

Total liabilities and equity	$249,372			$223,354			$217,309

Net interest income		$11,060			$10,885			$9,935

Net interest spread			3.95%			4.30%			4.16%

Net interest margin			4.80%			5.27%			4.96%

1	Tax equivalent basis. The incremental tax rate applied was 34.38% for 2001 and 34.60% for 2000.

2	Non-accrual loans included in average balance.

         Provision For Credit Losses. During the year ended December 31, 2001, the Company made a negative $150,000 provision for credit losses compared to no provision during the year ended December 31, 2000 and $300,000 during the year ended December 31, 1999. The negative $150,000 provision for credit losses was used to create a $150,000 reserve for unfunded commitments. The level of the provision for 1999 reflects the loan growth during the year. At December 31, 2001, the allowance for loan losses equaled 445.30% of non-accrual and past due loans compared to 837.87% and 276.97% at December 31, 2000 and 1999, respectively. During the year ended

December 31, 2001, the Company recorded net charge-offs of $296,360 compared to $463,184 in net recoveries and $219,429 in net charge-offs during the years ended December 31, 2000 and 1999, respectively.

         Other Income. Other income decreased from $3,657,878 in 2000 to $1,821,138 in 2001, a $1,836,740, or 50.2% decrease. The decrease was largely due to a gain on foreclosed real estate and a settlement gain on the termination of the Bank’s pension plan in 2000 which were not present in 2001, partially offset by a gain on investment securities of $273,003 in 2001. Other income increased from $2,827,881 in 1999 to $3,657,878 in 2000, a $829,997, or 29.35% increase. The increase was due to a $490,000 gain on the sale of a foreclosed property. In addition, other income for 2000 included the settlement gain of $1,600,126 on the pension plan termination, compared to a non-recurring curtailment gain in 1999 of $1,311,997 upon termination of the pension plan.

         Other Expenses. Other expenses decreased from $10,746,049 in 2000 to $10,332,093 in 2001, a $413,956 or 3.85% decrease. This decrease was primarily due to a decline in employee benefit expense, which relates to the termination of the Bank’s defined benefit retirement plan. Other expenses increased from $9,821,690 in 1999 to $10,746,049 in 2000, a $924,359 or 9.41% increase, due to an increase in employee benefits and the closing of the Bank’s Ferndale branch.

         Income Taxes. During the year ended December 31, 2001, the Company recorded income tax expense of $587,539, compared to income tax expense of $1,438,061 for the year ended December 31, 2000. Part of the 2000 period income tax expense was due to nonrecurring income realized in 2000 and was offset, in part, by the tax benefits from the Company’s investments in state and municipal securities. The decreased income tax expense for 2001 was due to a decline in pretax income and increased investments in state and municipal securities. During the year ended December 31, 1999, the Company recorded income tax expense of $1,186,044. The increased income tax expense for 2000 as compared to 1999 was due to taxes paid as a result of the pension plan termination and the gain on foreclosed real estate.

Comparison of Financial Condition at December 31, 2001, 2000 and 1999

         The Company’s total assets increased to $263,361,726 at December 31, 2001 from $239,211,180 at December 31, 2000. The increase in assets during the year ended December 31, 2001 is a result primarily of growth in the investment portfolio. The Company’s total assets increased to $239,211,180 at December 31, 2000 from $213,439,456 at December 31, 1999. The increase in assets during the year ended December 31, 2000 is a result primarily of an increase in loans and investment securities.

         The Company’s loan portfolio grew to $164,569,252 at December 31, 2001 compared to $162,373,731 at December 31, 2000 and $151,106,560 at December 31, 1999. The growth in the loan portfolio during the 2000 period is attributable almost entirely to the Bank’s indirect automobile lending program, which was introduced in January 1998 and grew to $61,725,204 at December 31, 2000. The growth in the loan portfolio during the 2001 period is primarily attributable to growth in residential mortgages, partially offset by a decrease in commercial mortgages and indirect automobile lending. The decrease in indirect automobile lending can be at least partially attributed to zero percent financing offered by automobile manufacturers since September 2001.

         During 2001, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $72,064,921, a $19,470,023 or 37%, increase from $52,594,898 at December 31, 2000. This increase is primarily attributable to use of increased deposits to increase the Bank’s investment in mortgage backed securities and state, county and municipal securities, partially offset by a decrease in U.S. governmental agency securities. The Company’s total investment securities portfolio total of $52,594,898 at December 31, 2000, is a $9,272,703 or 21.41% increase from $43,322,195 at December 31, 1999. The funds for this increase are attributable to the FHLB of Atlanta borrowing and the Junior Subordinated Deferrable Interest Debenture issuance discussed in “Liquidity and Capital Resources”, below.

         Deposits as of December 31, 2001 totaled $229,306,717, an increase of $23,338,380, or 11.3%, from the $205,968,337 total as of December 31, 2000. The $205,968,337 total deposits as of December 31, 2000 is a $11,878,342 or 6.12% increase from the $194,089,995 total deposits as of December 31, 1999. Demand deposits as of December 31, 2001 totaled $55,685,108, a $2,722,617 or 5.1% increase from $52,962,491 at December 31, 2000. NOW and Super NOW accounts as of December 31, 2001 increased by $2,750,818 or 14.0% from their 2000 level to $22,395,703 Money market accounts increased by $3,859,859 or 23.0%, from their 2000 level to total $20,626,249 December 31, 2001. Savings deposits increased by $2,779,912 or 6.8% from their 2000 level, to $42,483,730 at December 31, 2001. Time deposits over $100,000 totaled $21,368,319 on December 31, 2001, an increase of $6,264,032 from December 31, 2000. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $66,747,609 on December 31, 2001, a $6,066,253 or a 10.0%, increase from December 31, 2000.

         Total stockholders’ equity as of December 31, 2001 increased by $680,838 or 3.96% from the 2000 period. The increase was attributed to an increase in outstanding common stock and retained earnings, offset by a decline in accumulated other comprehensive income, net of tax. The Company experienced a $2,078,298, or 13.76% increase in total stockholders’ equity for the year ended December 31, 2000 over total stockholders’ equity as of December 31, 1999. The increase was attributed to an increase of $306,309 in the unrealized gain in securities available for sale and an increase of $1,531,134 in retained earnings.

Asset/Liability Management

         Net interest income, the primary component of the Company’s net income, arises from the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative amounts of such assets and liabilities. The Company manages its assets and liabilities by coordinating the levels of and gap between interest-rate sensitive assets and liabilities to minimize changes in net interest income and in the economic value of its equity despite changes in market interest rates. The Bank’s Asset/Liability and Risk Management Committee meets on a monthly basis to monitor compliance with the Board’s objectives. Among other tools used by the Asset/Liability and Risk Management Committee to monitor interest rate risk is a “gap” report which measures the dollar difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing within a given time period. Generally, during a period of rising interest rates, a negative gap position would adversely affect net interest income, while a positive gap would result in an increase in net interest income, while, conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2001.

		Over 3 To	Over 1	Over 5
	0-3 Months	12 Months	Through 5 Years	Years	Total

	(Dollars In Thousands)
Assets:

Cash and due from banks	$—	$—	$—	$—	$10,888

Federal funds and overnight deposits	7,333	—	—	—	7,333

Securities	—	2,322	14,793	55,702	72,817

Loans	9,959	2,349	84,821	70,379	167,508

Fixed Assets	—	—	—	—	3,887

Other Assets	—	—	—	—	929

Total assets	$17,292	$4,671	$99,614	$126,081	$263,362

Liabilities:

Demand deposit accounts	$—	$—	$—	$—	$55,685

NOW accounts	22,395	—	—	—	22,395

Money market deposit accounts	20,626	—	—	—	20,626

Savings accounts	42,484	—	—	—	442,484

IRA accounts	1,925	4,246	11,089	2,196	19,456

Certificates of deposit	21,690	26,781	17,652	2,537	68,660

Other liabilities	—	—	—	—	10,944

Junior Subordinated Debenture	—	—	—	—	5,155

Stockholders’ equity	—	—	—	—	17,862

Total liabilities and Stockholders’ equity	$109,120	$31,027	$28,741	$4,733	$263,362

GAP	$(91,829)	$(26,356)	$(70,873)	$121,348

Cumulative GAP	(91,829)	(118,185)	(47,312)	74,036

Cumulative GAP as a % of total assets	(34.9%)	(44.9%)	18.0%	28.1%

         The foregoing analysis assumes that the Bank’s assets and liabilities move with rates at their earliest repricing opportunities based on final maturity. Mortgage-backed securities are assumed to mature during the period in which they are estimated to prepay and it is assumed that loans and other securities are not called prior to maturity. Certificates of deposit and IRA accounts are presumed to reprice at maturity. NOW savings accounts are assumed to reprice within three months although it is the Company’s experience that such accounts may be less sensitive to changes in market rates.

Liquidity and Capital Resources

         The Company currently has no business other than that of the Bank and does not currently have any material funding commitments. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

         The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered the primary source of funds supporting the Bank’s lending and investment activities. The Bank also uses borrowings from the FHLB of Atlanta to supplement deposits, residential and small business lending, and to meet specific and anticipated needs.

         The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold and money market mutual funds. The levels of such assets are dependent on the Bank’s operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

         Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2001, totaled $18,220,828, an increase of $2,711,689 or 17.5%, from the December 31, 2000 total of $15,509,139. Most of this increase was due to an increase in deposits in other financial institutions.

         As of December 31, 2001, the Bank was permitted to draw on a $31.6 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and Agency Securities. As of December 31, 2001, a $7 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, on September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. As of December 31, 2001, the full $5,155,000 was outstanding.

         Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2001, the Company was in compliance with these requirements with a leverage ratio of 8.79%, a Tier 1 risk-based capital ratio of 12.67% and total risk-based capital ratio of 13.92%. At December 31, 2001, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

Impact of Inflation and Changing Prices

         The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary in mature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2002 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Principal Holders Thereof” and “Securities Ownership of Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

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

(a)	3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998, File No. 0-24047)

3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)

4.1	Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)

10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)

10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)

10.3	Amended and Restated Change-in-Control Severance Plan

10.4	The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)

21	Subsidiaries of the Registrant

23	Consent of Trice Geary & Myers LLC

(b)	Reports on Form 8-K.

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 21, 2002	By:	-s- F. William Kuethe, Jr.

F. William Kuethe, Jr.

President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

-s- F. William Kuethe, Jr. F. William Kuethe, Jr.	President, Chief Executive Officer and Director	March 21, 2002

-s- John I. Young John I. Young	Executive Vice President, Chief Operating Officer and Director	March 21, 2002

-s- John E. Porter John E. Porter	Senior Vice President and Chief Financial Officer	March 21, 2002

-s- John E. Demyan John E. Demyan	Chairman of the Board and Director	March 21, 2002

-s- Theodore L. Bertier, Jr. Theodore L. Bertier, Jr.	Director	March 21, 2002

-s- Shirley E. Boyer Shirley E. Boyer	Director	March 21, 2002

-s- Thomas Clocker Thomas Clocker	Director	March 21, 2002

-s- Alan E. Hahn Alan E. Hahn	Director	March 21, 2002

-s- Charles L. Hein Charles L. Hein	Director	March 21, 2002

-s- F. W. Kuethe, III F. W. Kuethe, III	Director	March 21, 2002

Signature	Title	Date

-s- William N. Scherer, Sr. William N. Scherer, Sr.	Director	March 21, 2002

-s- Karen B. Thorwarth Karen B. Thorwarth	Director	March 21, 2002

-s- Mary Lou Wilcox Mary Lou Wilcox	Director	March 21, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2001, 2000, and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2001, 2000, and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

TRICE GEARY & MYERS LLC
Salisbury, Maryland
February 4, 2002
(except for Note 22, as to
which the date is March 14, 2002)

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2001	2000	1999

Assets

Cash and due from banks	$10,888,085	$9,559,329	$8,317,450

Interest-bearing deposits in other financial institutions	1,879,444	50,947	10,245

Federal funds sold	5,453,299	5,898,863	555,627

Cash and cash equivalents	18,220,828	15,509,139	8,883,322

Certificates of deposit in other financial institutions	100,000	100,000	—

Investment securities available for sale, at fair value	55,547,998	21,308,961	14,664,953

Investment securities held to maturity (fair value 2001 $16,881,451; 2000 $31,019,121; 1999 $27,041,751)	16,516,923	31,285,937	28,657,242

Federal Home Loan Bank stock, at cost	652,300	652,300	652,300

Common stock in the Glen Burnie Statutory Trust I	155,000	155,000	—

Ground rents, at cost	249,900	249,900	254,025

Loans, less allowance for credit losses 2001 $2,938,455; 2000 $3,384,815; 1999 $2,921,631	164,569,252	162,373,731	151,106,560

Premises and equipment, at cost, less accumulated depreciation	3,886,631	4,268,403	4,253,324

Accrued interest receivable on loans and investment securities	1,527,018	1,681,219	1,279,067

Deferred income tax benefits	427,367	126,933	49,137

Other real estate owned	420,162	484,148	558,827

Other assets	1,088,347	1,015,509	3,080,699

Total assets	$263,361,726	$239,211,180	$213,439,456

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:

Noninterest-bearing demand	$55,685,108	$52,962,491	$45,144,293

Interest-bearing	173,621,610	153,005,846	148,945,702

Total deposits	229,306,718	205,968,337	194,089,995

Short-term borrowings	882,408	487,978	2,464,936

Long-term borrowings	7,274,791	7,296,523	—

Dividends payable	195,333	213,345	136,666

Accrued interest payable on deposits	155,174	195,166	152,555

Accrued interest payable on junior subordinated debentures	171,518	166,986	—

Other liabilities	2,359,199	2,547,098	1,492,855

Total liabilities	240,345,141	216,875,433	198,337,007

Commitments, contingencies and subsequent event

Guaranteed preferred beneficial interests in Glen Burnie

Bancorp junior subordinated debentures	5,155,000	5,155,000	—

Stockholders’ equity:

Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2001 1,663,560; 2000 1,110,049 shares; 1999 1,093,496 shares	1,663,560	1,110,049	1,093,496

Surplus	10,390,511	10,373,549	10,149,247

Retained earnings	5,970,537	5,544,305	4,013,171

Accumulated other comprehensive (loss) income, net of tax	(163,023)	152,844	(153,465)

Total stockholders’ equity	17,861,585	17,180,747	15,102,449

Total liabilities and stockholders’ equity	$263,361,726	$239,211,180	$213,439,456

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2001	2000	1999

Interest income on:

Loans, including fees	$13,173,325	$13,464,699	$11,816,570

U.S. Treasury securities	94,336	129,283	279,412

U.S. Government agency securities	2,347,049	2,608,332	3,254,811

State and municipal securities	738,330	159,053	—

Corporate trust preferred securities	310,484	80,897	—

Federal funds sold	286,176	200,978	115,613

Other	257,304	59,473	81,971

Total interest income	17,207,004	16,702,715	15,548,377

Interest expense on:

Deposits	5,527,610	5,562,428	5,503,628

Short-term borrowings	17,885	66,513	119,546

Long-term borrowings	436,817	105,690	—

Junior subordinated debentures	550,962	166,986	—

Total interest expense	6,533,274	5,901,617	5,623,174

Net interest income	10,673,730	10,801,098	9,925,203

Provision for credit losses	(150,000)	—	300,000

Net interest income after provision for credit losses	10,823,730	10,801,098	9,625,203

Other income:

Service charges on deposit accounts	860,681	859,734	891,913

Other fees and commissions	687,454	734,255	687,939

Gains (losses) on investment securities	273,003	(26,237)	(63,968)

Gain on sale of other real estate owned	—	490,000	—

Curtailment gain on pension plan termination	—	—	1,311,997

Settlement gain on pension plan termination	—	1,600,126	—

Total other income	1,821,138	3,657,878	2,827,881

Other expenses:

Salaries and wages	4,083,115	4,085,541	3,925,075

Employee benefits	1,769,209	2,131,481	1,596,044

Occupancy	577,440	615,201	573,052

Furniture and equipment	889,924	871,655	876,774

Other expenses	3,012,405	3,042,171	2,850,745

Total other expenses	10,332,093	10,746,049	9,821,690

Income before income taxes	2,312,775	3,712,927	2,631,394

Federal and state income tax expense	587,539	1,438,061	1,186,044

Net income	$1,725,236	$2,274,866	$1,445,350

Basic and diluted earnings per share of common stock	$1.04	$1.38	$0.88

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2001	2000	1999

Net income	$1,725,236	$2,274,866	$1,445,350

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) arising during the period (net of deferred taxes (benefits) 2001 ($98,834); 2000 $182,437; 1999 ($296,905))	(157,081)	290,199	(472,279)

Reclassification adjustment for (gains) losses included in net income (net of deferred taxes (benefits) 2001 $99,907; 2000 ($10,128); 1999 ($22,919))	(158,786)	16,110	36,456

Total other comprehensive income (loss)	(315,867)	306,309	(435,823)

Comprehensive income	$1,409,369	$2,581,175	$1,009,527

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2001, 2000, and 1999

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balances, December 31, 1998	894,938	$894,938	$9,788,889	$3,202,488	$282,358	$14,168,673

Net income	—	—	—	1,445,350	—	1,445,350

Shares issued under employee stock purchase plan	2,015	2,015	39,351	—	—	41,366

Shares issued under stockholder stock purchase plan	9,470	9,470	219,730	—	—	229,200

Shares repurchased and retired	(8)	(8)	(130)	—	—	(138)

Cash dividends, $.28 per share	—	—	—	(452,418)	—	(452,418)

Dividends reinvested under dividend reinvestment plan	4,832	4,832	101,317	—	—	106,149

Stock split effected in form of 20% stock dividend	182,249	182,249	—	(182,249)	—	—

Expired stock options	—	—	(14,201)	—	—	(14,201)

Vested stock options	—	—	14,291	—	—	14,291

Other comprehensive loss, net of tax	—	—	—	—	(435,823)	(435,823)

Balances, December 31, 1999	1,093,496	1,093,496	10,149,247	4,013,171	(153,465)	15,102,449

Net income	—	—	—	2,274,866	—	2,274,866

Shares issued under stockholder stock purchase plan	2,659	2,659	47,330	—	—	49,989

Cash dividends, $.449 per share	—	—	—	(743,732)	—	(743,732)

Dividends reinvested under dividend reinvestment plan	13,894	13,894	187,861	—	—	201,755

Expired stock options	—	—	(10,889)	—	—	(10,889)

Other comprehensive income, net of tax	—	—	—	—	306,309	306,309

Balances, December 31, 2000	1,110,049	1,110,049	10,373,549	5,544,305	152,844	17,180,747

Net income	—	—	—	1,725,236	—	1,725,236

Shares repurchased and retired	(10,000)	(10,000)	(138,750)	—	—	(148,750)

Cash dividends, $.45 per share	—	—	—	(747,807)	—	(747,807)

Dividends reinvested under dividend reinvestment plan	12,314	12,314	155,712	—	—	168,026

Stock split effected in form of 50% stock dividend	551,197	551,197	—	(551,197)	—	—

Other comprehensive loss, net of tax	—	—	—	—	(315,867)	(315,867)

Balances, December 31, 2001	1,663,560	$1,663,560	$10,390,511	$5,970,537	$(163,023)	$17,861,585

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2001	2000	1999

Cash flows from operating activities:

Net income	$1,725,236	$2,274,866	$1,445,350

Adjustments to reconcile net income to net cash provided by operating activities Depreciation, amortization, and accretion	805,988	744,678	831,034

Compensation (benefit) expense from vested stock options, net	—	(10,889)	90

Provision for credit losses	(150,000)	—	300,000

Losses on other real estate owned	63,986	27,679	—

Deferred income taxes (benefits)	(101,691)	(73,725)	921,194

(Gains) losses on disposals of assets, net	(259,135)	(255,803)	43,273

Changes in assets and liabilities:

(Increase) decrease in accrued interest receivable	154,201	(402,152)	122,593

(Increase) decrease in other assets	(59,006)	2,020,004	(741,174)

Increase (decrease) in accrued interest payable	(35,460)	209,597	(8,042)

Increase (decrease) in other liabilities	(167,514)	834,018	(674,080)

Net cash provided by operating activities	1,976,605	5,368,273	2,240,238

Cash flows from investing activities:

Maturities of held to maturity mortgage-backed securities	3,303,672	1,521,930	2,490,926

Maturities of other held to maturity investment securities	10,961,629	500,000	7,754,438

Maturities of available for sale mortgage-backed securities	2,271,148	1,621,643	5,018,593

Maturities of other available for sale investment securities	5,237,023	500,000	1,991,087

Sales of debt securities	7,067,274	4,540,643	14,985,136

Purchases of held to maturity mortgage-backed securities	—	(2,990,625)	—

Purchases of held to maturity investment securities	—	(1,652,173)	(6,357,408)

Purchases of available for sale mortgage-backed securities	(25,158,011)	—	—

Purchases of other available for sale investment securities	(23,434,008)	(12,836,928)	(5,498,437)

Redemption of FHLB stock	—	—	284,100

Purchase of certificate of deposit	—	(100,000)	—

Purchase of common stock in the Glen Burnie Statutory Trust I	—	(155,000)	—

Increase in loans, net	(2,045,521)	(11,267,171)	(25,729,005)

Proceeds from sales of other real estate	—	537,000	402,693

Purchases of other real estate	—	—	(59,523)

Proceeds from sales of premises and equipment	—	—	42,920

Purchases of premises and equipment	(432,658)	(599,373)	(439,450)

Net cash used by investing activities	(22,229,452)	(20,380,054)	(5,113,930)

Cash flows from financing activities:

Increase (decrease) in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	10,990,615	7,608,893	(4,524,635)

Increase (decrease) in time deposits, net	12,347,766	4,269,449	(996,485)

Increase (decrease) in short-term borrowings	394,430	(1,976,958)	1,321,032

Proceeds from long-term borrowings	—	7,000,000	—

Repayments of long-term borrowings	(21,732)	(3,477)	—

Cash dividends paid	(765,819)	(667,053)	(438,791)

Common stock dividends reinvested	168,026	201,755	106,149

Repurchase and retirement of common stock	(148,750)	—	(138)

Issuance of guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	—	5,155,000	—

Issuance of common stock	—	49,989	270,566

Net cash provided (used) by financing activities	22,964,536	21,637,598	(4,262,302)

Increase (decrease) in cash and cash equivalents	2,711,689	6,625,817	(7,135,994)

Cash and cash equivalents, beginning of year	15,509,139	8,883,322	16,019,316

Cash and cash equivalents, end of year	$18,220,828	$15,509,139	$8,883,322

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31,	2001	2000	1999

Supplementary Cash Flow Information:

Interest paid	$6,568,734	$5,692,020	$5,631,216

Income taxes paid	693,000	205,000	—

Total increase (decrease) in unrealized appreciation (depreciation) on securities available for sale	(514,610)	499,038	(710,042)

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The Bank of Glen Burnie (the “Bank”) provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland, and is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain Federal and State of Maryland (the “State”) agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to generally accepted accounting principles and to general practices within the banking industry.

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of Glen Burnie Bancorp (the “Company”) and its subsidiaries, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate. Intercompany balances and transactions have been eliminated. The Parent Only financial statements (see Note 23) of the Company account for the subsidiaries using the equity method of accounting.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Other Securities:

Federal Home Loan Bank (“FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Statement of Financial Accounting Standards (“SFAS”) No 115, Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLB or another member institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Loans and Allowance for Credit Losses:

Loans are generally carried at the amount of unpaid principal, adjusted for deferred loan fees, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Bank’s policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. When a loan is placed on nonaccrual status all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan’s expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral.

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrower’s ability to pay.

While management believes it has established the allowance for credit losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is established through a provision for unfunded commitments charged to other expenses. The reserve is calculated by utilizing the same methodology and factors as the allowance for credit losses. The reserve, based on evaluations of the collectibiltiy of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. There were no loans converted to OREO in 2001 or 2000. Loans converted to OREO through foreclosure proceedings totaled $59,523 for the year ended December 31, 1999. No sales of OREO were financed by the Bank for 2001, 2000, or 1999. Sales of OREO financed by GBB Properties, Inc. totaled $145,000 for 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Bank Premises and Equipment:

Bank premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements that extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life. Gains or losses realized on the disposition of premises and equipment are reflected in the consolidated statements of income. Expenditures for repairs and maintenance are charged to other expenses as incurred. Computer software is recorded at cost and amortized over three to five years.

Intangible Assets:

A core deposit intangible asset of $544,652, relating to a branch acquisition, is being amortized on the straight-line method over 10 years. Accumulated amortization was $340,407, $285,942, and $231,477 at December 31, 2001, 2000, and 1999, respectively. Amortization expense totaled $54,465 for each of the years ended December 2001, 2000, and 1999.

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and later superceded by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (See Note 21). As of December 31, 2001 and 1999, no long-lived assets existed in which management considered impaired, however, in 2000 certain long-lived assets were deemed to be impaired (See Note 5).

Income Taxes:

The provision for Federal and state income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

Temporary differences which give rise to deferred tax benefits relate principally to the other real estate owned, deferred compensation and pension benefits, tax credit carryovers, and unfunded commitments.

Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, allowance for credit losses, accretion of discount on investment securities, and prepaid pension expense.

Credit Risk:

The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2001, the Bank had deposits and Federal funds sold with three separate financial institutions of approximately $736,000, $813,000, and $11,047,000.

Cash and Cash Equivalents:

The Bank has included cash and due from banks, interest-bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Earnings per share:

Basic earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are calculated including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

Financial Statement Presentation:

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Note 2. Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $2,923,000, $3,039,000, and $2,477,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

Note 3. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
December 31, 2001	Amortized Cost	Gains	Losses	Value

Available for sale:

U.S. Treasury	$498,684	$25,066	$—	$523,750

U.S. Government agency	7,504,660	13,859	9,688	7,508,831

State and municipal	19,976,500	137,505	313,434	19,800,571

Corporate trust preferred	4,819,930	126,842	9,958	4,936,814

Mortgage-backed	23,013,820	33,127	268,915	22,778,032

	$55,813,594	$336,399	$601,995	$55,547,998

Held to maturity:

U.S. Treasury	$749,498	$21,830	$—	$771,328

U.S. Government agency	6,881,993	161,650	14,375	7,029,268

State and municipal	682,560	19,197	—	701,757

Mortgage-backed	8,202,872	183,604	7,378	8,379,098

	$16,516,923	$386,281	$21,753	$16,881,451

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 21, 2000	cost	Gains	Losses	Value

Available for sale:

U.S. Treasury	$497,871	$9,638	$—	$507,509

U.S. Government agency	6,975,277	45,107	38,008	6,982,376

State and municipal	8,038,349	254,201	—	8,292,550

Corporate trust preferred	2,821,428	—	1,481	2,819,947

Mortgage-backed	2,727,023	—	20,444	2,706,579

	$21,059,948	$308,946	$59,933	$21,308,961

Held to maturity:

U.S. Treasury	$1,248,529	$14,446	$620	$1,262,355

U.S. Government agency	17,834,666	83,636	311,617	17,606,685

State and municipal	682,431	27,437	—	709,868

Mortgage-backed	11,520,311	51,804	131,902	11,440,213

	$31,285,937	$177,323	$444,139	$31,019,121

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 1999	cost	G&S	Losses	Value

Available for sale:

U.S. Treasury	$991,895	$—	$9,378	$982,517

U.S. Government agency	5,491,665	—	209,145	5,282,520

Mortgage-backed	8,431,417	24,870	56,371	8,399,916

	$14,914,977	$24,870	$274,894	$14,664,953

Held to maturity:

U.S. Treasury	$1,747,488	$4,241	$5,081	$1,746,648

U.S. Government agency	16,851,527	—	1,139,994	15,711,533

Mortgage-backed	10,058,227	—	474,657	9,583,570

	$28,657,242	$4,241	$1,619,732	$27,041,751

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

Contractual maturities of investment securities at December 31, 2001, 2000, and 1999 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
December 21, 2000	cost	Value	cost	Value

Due within one year	$—	$—	$1,669,481	$1,715,190

Due over one to five years	7,277,130	7,274,011	1,000,000	1,066,579

Due over five to ten years	4,195,187	4,126,922	499,625	534,375

Due over ten years	21,327,457	21,369,033	5,144,945	5,186,209

Mortgage-backed, due in monthly installments	23,013,820	22,778,032	8,202,872	8,379,098

	$55,813,594	$55,547,998	$16,516,923	$16,881,451

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
December 21, 2000	cost	Value	cost	Value

Due within one year	$—	$—	$499,841	$499,478

Due over one to five years	6,973,148	6,976,182	3,634,136	3,684,832

Due over five to ten years	679,801	696,287	7,490,924	7,449,653

Due over ten years	1,679,976	10,929,913	8,140,725	7,944,945

Mortgage-backed, due in monthly installments	2,727,023	2,706,579	11,520,311	11,440,213

	$21,059,948	$21,308,961	$31,285,937	$31,019,121

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
December 21, 2000	cost	Value	cost	Value

Due within one year	$—	$—	$500,047	$500,134

Due over one to five years	5,483,560	5,310,974	3,653,770	3,577,422

Due over five to ten years	1,000,000	954,063	6,990,185	6,635,625

Due over ten years	—	—	7,455,013	6,745,000

Mortgage-backed, due in monthly installments	8,431,417	8,399,916	10,058,227	9,583,570

	$14,914,977	$14,664,953	$28,657,242	$27,041,751

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

Proceeds from sales of securities prior to maturity were $7,067,274, $4,540,643, and $14,985,138 for the years ended December 31, 2001, 2000, and 1999, respectively. Gains of $276,392 and losses of $3,389 were realized on those sales for 2001. Losses of $26,237 were realized on those sales for 2000. Gains of $59,647 and losses of $123,614 were realized on those sales for 1999. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax benefit (expense) relating to net gains/losses on sales of investment securities was ($105,434), $10,133, and $24,704, for the years ended December 31, 2001, 2000, and 1999, respectively.

Securities with amortized costs of approximately $1,248,000, $1,247,000, and $1,742,000 were pledged as collateral for short-term borrowings and financial instruments with off-balance sheet risk at December 31, 2001, 2000, and 1999, respectively.

The Bank has no derivative financial instruments required to be disclosed under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4. Loans

Major categories of loans are as follows:

	2001	2000	1999

Mortgage:

Residential	$44,293,130	$36,187,294	$34,098,848

Commercial	36,920,258	40,168,603	42,342,103

Construction and land development	2,355,395	5,256,921	6,094,894

Lease financing	—	70,675	341,277

Demand and time	5,082,790	3,655,180	3,359,785

Installment	79,642,436	81,124,897	68,518,095

	168,294,009	166,463,570	154,755,002

Unearned income on loans	(786,302)	(705,024)	(726,811)

	167,507,707	165,758,546	154,028,191

Allowance for credit losses	(2,938,455)	(3,384,815)	(2,921,631)

	$164,569,252	$162,373,731	$151,106,560

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $59,308,000, $61,725,000, and $50,967,000 of such loans at December 31, 2001, 2000, and 1999, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2001, 2000, and 1999, the amounts of such loans outstanding were $1,194,860, $1,319,700, and $1,417,716, respectively. During 2001, loan additions and repayments were $81,598 and $206,438, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The allowance for credit losses is as follows:

	2001	2000	1999

Balance, beginning of year	$3,384,815	$2,921,631	$2,841,060

Provision for credit losses	(150,000)	—	300,000

Recoveries	390,792	1,223,618	454,277

Loans charged off	(687,152)	(760,434)	(673,706)

Balance, end of year	$2,938,455	$3,384,815	$2,921,631

Loans on which the accrual of interest has been discontinued amounted to $601,120, $370,053, and $1,011,826 at December 31, 2001, 2000, and 1999, respectively. Interest that would have been accrued under the terms of these loans totaled $14,877, $48,484, and $168,644 for the years ended December 31, 2001, 2000, and 1999, respectively.

Information regarding loans classified by the Bank as impaired is summarized as follows:

	2001	2000	1999

Loans classified as impaired	$443,874	$207,579	$1,043,944

Allowance for credit losses on impaired loans	117,271	77,633	217,907

Average balance of impaired loans	211,294	63,105	1,842,757

Following is a summary of cash receipts on impaired loans and how they were applied:

Cash receipts applied to reduce principal balance	$71,057	$6,389	$83,828

Cash receipts recognized as interest income	10,878	581	—

Total cash receipts	$81,935	$6,970	$83,828

According to management, there were no troubled debt restructurings in 2001. All previous restructurings appear to be performing under the terms of the modified agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2001	2000	1999

Land	5-50 years	$684,977	$684,977	$591,377

Buildings	5-30 years	4,157,641	4,112,520	4,004,737

Equipment		4,768,901	4,479,403	4,385,699

Construction in progress		17,954	246,461	10,333

		9,629,473	9,523,361	8,992,146

Accumulated depreciation		(5,742,842)	(5,254,958)	(4,738,822)

		$3,886,631	$4,268,403	$4,253,324

	2001	2000	1999

Notes payable — U.S. Treasury	$882,408	$487,978	$464,936

FHLB advances	—	—	2,000,000

	$882,408	$487,978	$2,464,936

Depreciation expense was $573,674, $551,784, and $575,100 for the years ended December 31, 2001, 2000, and 1999, respectively. Amortization of software and intangible assets totaled $192,670, $197,286, and $187,046 for the years ended December 31, 2001, 2000, and 1999, respectively.

The Bank leases its South Crain Highway and Severna Park branches. Minimum lease obligations under the South Crain Highway branch are $71,800 per year through September 2004, adjusted annually by the CPI. Minimum lease obligations under the Severna Park branch are $36,560 per year through September 2004, adjusted annually by the CPI. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $110,612, $122,060, and $85,980 for the years ended December 31, 2001, 2000, and 1999, respectively.

In December 2000, the Board of Directors of the Company decided to close the Ferndale Shopping Center branch. At December 31, 2000, management determined that leasehold improvements made to the Ferndale branch, with a book value of $184,535, were impaired as prescribed by SFAS No. 144 and had no net realizable value, and recorded an asset impairment loss from continuing operations for this amount. The Bank also accrued approximately $96,000 relating to the estimated cost of closing the Ferndale branch, which were included in other operating expenses for 2000 (see Note 13).

Note 6. Short-term borrowings

Short-term borrowings are as follows:

	2001	1999	2001

Notes payable — U.S. Treasury	$882,408	$487,978	$464,936

FHLB advances	—	—	2,000,000

	$882,408	$487,978	$2,464,936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Short-term borrowings (continued)

The Bank owned 6,523 shares of common stock of the FHLB at December 31, 2001. The Bank is required to maintain an investment of .3% of total assets, adjusted annually. This investment was a condition for obtaining a variable rate credit facility with the FHLB. The credit available under this facility is determined at 12% of the Bank’s total assets or approximately $31,600,000 at December 31, 2001. There was $7,000,000 in long-term advances under this credit arrangement at December 31, 2001 (see Note 7). Also, at December 31, 1999, the Bank had short-term advances of $2,000,000 under these arrangements, bearing interest at 4.55%, and maturing within the next year. This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio and by investment securities with amortized cost of approximately $250,000, $250,000, and $750,000 at December 31, 2001, 2000, and 1999, respectively. Average short-term borrowings under this facility were approximately $640,000 and $1,506,000 during 2000 and 1999, respectively, with no short-term borrowings in 2001.

Notes payable to the U.S. Treasury are Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. The note payable is secured by investment securities with an amortized cost of approximately $998,000, $997,000, and $995,000 at December 31, 2001, 2000, and 1999, respectively.

The Bank also has available $5,000,000 in a short-term credit facility, secured by Federal funds sold, from another bank for short term liquidity needs, if necessary. There were no borrowings outstanding under this credit arrangement at December 31, 2001, 2000, and 1999.

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2001	2000

Federal Home Loan Bank of Atlanta, corrvertible advance	$7,000,000	$7,000,000

Mortgage payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through October 2010, secured by real estate	274,791	296,523

	$7,274,791	$7,296,523

The Federal Home Loan Bank of Atlanta convertible advance has a final maturity of September 2010 and an interest rate of 5.84%, payable quarterly, which is fixed through September 2002. At that time, the Federal Home Loan Bank of Atlanta has the option of converting the rate to a three month LIBOR; however, if converted, the borrowing can be repaid without penalty. The proceeds of the convertible advance were used to purchase higher yielding investment securities.

At December 31, 2001, the scheduled maturities of long-term borrowings are approximately as follows:

2001

2002	$23,300

2003	25,000

2004	26,800

2005	28,700

2006	30,800

2007 and thereafter	7,140,191

$7,274,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Deposits

Major classifications of interest-bearing deposits are as follows:

	2001	2000	1999

NOW and SuperNOW	$22,395,703	$19,644,885	$18,562,778

Money Market	20,626,249	16,766,390	17,628,665

Savings	42,344,960	40,687,639	41,116,776

Certificates of Deposit, $100, 000 or more	17,635,466	11,995,756	6,345,179

Other time deposits	70,619,232	63,911,176	65,292,304

	$173,621,610	$153,005,846	$148,945,702

Interest expense on deposits is as follows:

	2001	2000	1999

NOW and SuperNOW	$136,590	$217,558	$230,708

Money Market	356,798	449,850	527,466

Savings	613,088	961,028	938,117

Certificates of Deposit, $l00,000 or more	750,434	557,693	435,885

Other time deposits	3,670,700	3,376,299	3,371,452

	$5,527,610	$5,562,428	$5,503,628

At December 31, 2001, the scheduled maturities of time deposits are approximately as follows:

2001

2002	$53,258,000

2003	17,779,000

2004	5,665,000

2005	2,490,000

2006	4,329,000

2007 and thereafter	4,734,000

$88,255,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $526,000, $734,000, and $369,000 at December 31, 2001, 2000, and 1999, respectively.

The Bank had no brokered deposits at December 31, 2001, 2000, and 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes

The components of income tax expense for the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999

Current:

Federal	$594,160	$1,271,219	$264,850

State	95,070	240,567	—

Total current	689,230	1,511,786	264,850

Deferred income taxes (benefits):

Federal	(70,871)	51,660	793,015

State	(30,820)	(125,385)	128,179

Total deferred	(101,691)	(73,725)	921,194

Income tax expense	$587,539	$1,438,061	$1,186,044

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2001, 2000, and 1999 is as follows:

	2001	2000	1999

Income before income taxes	$2,312,775	$3,712,927	$2,631,394

Taxes computed at Federal income tax rate	$786,344	$1,262,395	$894,674

Federal excise tax on pension plan termination and settlement	—	238,636	196,800

Increase (decrease) resulting from:

Tax-exempt income	(248,386)	(49,261)	—

State income taxes, net of Federal income tax benefit	42,405	76,021	84,598

AMT credits	—	(87,421)	—

Other	7,176	(2,309)	9,972

Income tax expense	$587,539	$1,438,061	$1,186,044

Sources of deferred income taxes and the tax effects of each for the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999

Depreciation	$(52,012)	$(46,174)	$(11,998)

Securities discount accretion	8,109	7,066	2,858

Provision for credit losses	52,185	(18,725)	139,705

Deferred compensation and pension benefit plans	(89,370)	(646,776)	542,275

Charitable contributions	—	29,372	32,430

Write-downs on other real estate owned	(22,912)	(9,462)	4,773

Alternative minimum tax credits	60,239	610,974	126,090

Net operating loss carryover	—	—	85,061

Reserve for unfunded commitments	(57,930)	—	—

Deferred income tax expense (benefit)	$(101,691)	$(73,725)	$921,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes (continued)

The components of the net deferred income tax benefits as of December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999

Deferred income tax benefits:

Allowance for credit losses	$—	$2,986	$—

Deferred compensation and benefit plans	415,425	326,055	276,334

Other real estate owned	32,375	9,462	—

Charitable contributions	—	—	29,372

Alternative minimum tax credits	—	60,239	671,213

Net unrealized depreciation on investment securities available for sale	102,573	—	96,560

Reserve for unfunded commitments	57,930	—	—

Total deferred income tax benefits	608,303	398,742	1,073,479

Deferred income tax liabilities:

Accumulated depreciation	94,144	146,156	192,330

Allowance for credit losses	49,199	—	15,739

Securities discount accretion	37,593	29,483	22,417

Prepaid pension plan contributions	—	—	597,056

Net unrealized appreciation on investment securities available for sale	—	96,170	—

Total deferred income tax liabilities	180,936	271,809	827,542

Net deferred income tax benefits, included in other assets	$427,367	$126,933	$245,937

Management has determined that no valuation allowance is required as it is more likely than not that the net deferred income tax benefits will be fully realizable in future years.

Note 10. Pension and Profit Sharing Plans

Through 1998, the Bank had a defined benefit pension plan covering substantially all of its employees. Benefits were based on the employee’s average rate of earnings for the five consecutive years before retirement. The Bank’s funding policy was to contribute annually an amount between the minimum and maximum actuarially determined contribution, using the frozen entry age actuarial cost method. Assets of the plan were held in a trust fund principally comprised of growth and income mutual funds managed by another bank.

The Bank officially terminated the plan on December 27, 1999 and received IRS approval for plan termination in February 2000. The Bank settled all accrued benefits under the plan in October 2000. The Bank established a money purchase pension plan as a replacement plan. Upon termination of the pension plan, all participants became 100% vested. All accrued benefits under the terminated and settled pension plan were provided to participants through the purchase of annuities, or, in the case of actively employed participants, at their option, in the form of a lump sum rollover to the new defined contribution money purchase pension plan.

As a result of the termination of the defined benefit plan in 1999, the Bank has recognized a curtailment gain of $1,311,997, included in other income. The Bank also accrued a 25% safe harbor contribution of $328,000, included in employee benefit expense, and excise taxes of $196,800, payable on curtailment gains recognized, included in Federal and state income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Pension and Profit Sharing Plans (continued)

As a result of the settlement of the defined benefit plan in October 2000, the Bank recognized a settlement gain of $1,600,126, included in other income. The Bank also accrued a 25% safe harbor contribution of $397,728, included in employee benefit expense, and excise taxes of $238,636, payable on settlement gains recognized, included in Federal and state income tax expense.

The following table sets forth the financial status of the pension plan at December 31, 2000 and 1999:

	2000	1999

Projected benefit obligation at January 1,	$4,791,364	$4,423,566

Interest	—	261,367

Actual benefit payments	(4710,262)	(144,739)

Interest on distributions	—	(7,223)

Decrease from curtailment	—	(1,435,130)

Increase from change in discount rate	—	1,607,050

Other adjustments	(81,102)	86,473

Projected benefit obligation at December 31,	$—	$4,791,364

Accumulated benefit obligation:

Vested	$—	$4,791,364

Plan assets at January 1,	$7,045,921	$5,699,073

Actual distributions	(7,622,385)	(144,739)

Actual returns	576,464	1,491,587

Plan assets at December 31,	$—	$7,045,921

Plan assets at fair value	$—	$7,045,921

Projected benefit obligation	—	(4,791,364)

Plan assets in excess of projected benefit obligation	—	2,254,557

Unrecognized net gain	—	(684,244)

Unrecognized net asset from transition	—	(24,336)

Prepaid pension expense included in other assets	$—	$1,545,977

Net pension expense includes the following:

Interest cost	$—	$254,144

Actual return on assets	(576,464)	(1,491,587)

Net amortization and deferral	874,288	939,619

Net pension expense (benefit)	$297,824	$(297,824)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Pension and Profit Sharing Plans (continued)

Assumptions used in the accounting for net pension expense were:

	2000	1999

Discount rates	N/A	5.5%

Rate of increase in compensation levels	N/A	6.5%

Long-term rate of return on assets	N/A	8.5%

During 1999, the Bank established a money purchase pension plan. The plan provides for annual employer contributions, based on employee compensation and covers substantially all employees. Contributions under this plan, made from the safe harbour accrual, were $175,794 and $156,988 for the years ended December 31, 2001 and 2000, respectively. The Bank is also making additional contributions under this plan to certain employees whose retirement funds were negatively affected by the termination of the defined benefit pension plan. These additional contributions, included in employee benefit expense, were $149,044 for the year ended December 31, 2001.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan included in employee benefit expense were $242,997, $230,971, and $187,704 for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 11. Post-Retirement Health Care Benefits

The Bank provides health care benefits to employees who retire at age 65 with five years of full time service immediately prior to retirement and two years of participation in the medical benefits plan. In 2001, the Bank amended the plan to include the current Board of Directors and their spouses and the spouses of current retirees. The plan is funded only by the Bank’s monthly payments of insurance premiums due. The following table sets forth the financial status of the plan at December 31, 2001, 2000, and 1999:

	2001	2000	1999

Accumulated post-retirement benefit obligation:

Retirees	$503,823	$299,422	$308,960

Other active participants, fully eligible	79,954	—	—

Other active participants, not fully eligible	1,023,038	659,531	786,293

	1,606,815	958,953	1,095,253

Unrecognized net gain	31,712	250,074	11,504

Unrecognized transition obligation	(434,186)	(467,585)	(500,984)

Unrecognized past service (cost) savings	(128,666)	102,822	109,746

Accrued post-retirement benefit cost	$1,075,675	$844,264	$715,519

Net post-retirement benefit expense for the years ended December 31, 2001, 2000, and 1999 includes the following:

Service cost	$135,368	$73,360	$71,739

Interest cost	100,651	60,006	67,844

Amortization of unrecognized transition obligation	33,399	33,399	33,399

Amortization of net gain	—	(6,879)	—

Amortization of past service cost (savings)	4,304	(6,924)	(6,924)

Net post-retirement benefit expense	$273,722	$152,962	$166,058

Note 11. Post-Retirement Health Care Benefits (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used in the accounting for net post-retirement benefit expense were:

	2001	2000	1999

Health care cost trend rate	5.0%	5.0%	5.0%

Discount rate	6.5%	6.5%	6.5%

If the assumed health care cost trend rate were increased to 6% for 2001, 2000, and 1999, the total of the service and interest cost components of net periodic post-retirement health care benefit cost would increase by $46,848, $28,474, and $37,610 for the years ended December 31, 2001, 2000, and 1999, respectively, and the accumulated post-retirement benefit obligation would increase to $320,570, $181,436, and $203,668 as of December 31, 2001, 2000, and 1999, respectively.

Note 12. Other Benefit Plans

In March 1998, the Bank established and funded a grantor trust for $1,500,000 as part of a change in control severance plan covering substantially all employees. Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Subsequent to the repurchase of the Company’s common stock under a “Redemption Agreement” and entering into a standstill agreement (see Note 15), and effective as of December 31, 1998, all assets held by this trust were returned to the Bank; however, the trust continues to exist on an unfunded status. In August 2001, the Board of Directors approved certain amendments and revisions to the plan to reflect changes at the Bank since inception of the plan.

Note 13. Other Operating Expenses

Other operating expenses include the following:

	2001	2000	1999

Professional services	$605,952	$642,609	$714,929

Stationery, printing and supplies	260,863	224,453	251,388

Postage and delivery	262,759	269,710	235,110

FDIC assessment	37,696	67,393	22,481

Directors fees and expenses	128,101	114,442	134,092

Marketing	244,838	251,113	342,737

Data processing	154,980	231,097	222,709

Correspondent bank services	74,533	95,245	98,896

Telephone	138,220	100,026	102,757

Liability insurance	93,608	98,446	91,783

Losses and expenses on real estate owned (OREO)	73,455	58,334	38,218

Asset impairment loss on Ferndale branch and related closing expenses (see Note 5)	—	280,460	—

Provision for losses on unfunded credit related commitments with off-balance sheet risk	150,000	—	—

Other	787,400	608,843	595,645

	$3,012,405	$3,042,171	$2,850,745

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Litigation Charges

In 2001, the Company incurred losses of $70,000 relating to the settlement of a legal claim involving alleged conversion of funds of a certificate of deposit. These nonrecurring charges were included in other expenses for 2001.

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

During 2001, 2000, and 1999, the Company made payments totaling $131,378, $131,378 and $281,378, respectively, relating to the standstill agreement. These payments are included in other expenses.

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2001	2000	1999

Loan commitments:

Construction and land development	$250,000	$450,000	$740,000

Other mortgage loans	5,456,022	79,000	739,800

	$5,706,022	$529,000	$1,479,800

Unused lines of credit:

Home-equity lines	$3,775,941	$3,417,102	$3,215,502

Commercial lines	7,272,045	7,615,035	9,981,462

Unsecured consumer lines	862,555	908,600	824,978

	$11,910,541	$11,940,737	$14,021,942

Letters of credit:	$1,257,361	$1,237,878	$1,384,969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies (continued)

Loan commitments and lines of credit are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Many of the loan commitments and lines of credit are expected to expire without being drawn upon; accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include deposits held in financial institutions, U.S. Treasury securities, other marketable securities, accounts receivable, inventory, property and equipment, personal residences, income-producing commercial properties, and land under development. Personal guarantees are also obtained to provide added security for certain commitments.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2001, the Bank has accrued $150,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 17. Guaranteed Preferred Beneficial Interest in Junior Subordinated Debentures

On September 7, 2000, Glen Burnie Statutory Trust I, a Connecticut business trust newly formed, funded, and wholly owned by the Company, issued $5,155,000 of capital securities at 10.6% to institutional investors. The proceeds were upstreamed to the Company as junior subordinated debt under the same terms and conditions. The Company has, through various contractual arrangements, fully and unconditionally guaranteed all of Statutory Trust I’s obligations with respect to the capital securities. These capital securities qualify as Tier I capital and are presented in the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Glen Burnie Bancorp’s Junior Subordinated Debentures.” The sole asset of the Statutory Trust I is $5,155,000 of junior subordinated debentures issued by the Company. These junior subordinated debentures carry an interest rate of 10.6%, payable semi-annually, with a non call provision over the first 10 year period, and a declining 10 year premium call thereafter. Both the capital securities Statutory Trust I and the junior subordinated debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010.

Cost associated with the issuance of the trust preferred securities totaling $150,000 were capitalized and are being amortized through 2030. At December 31, 2001 and 2000, the unamortized balance totaled $145,000 and $150,000, respectively, and was included in other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. Retained earnings from which dividends may not be paid without prior approval were approximately $2,469,000, $2,694,000, and $2,276,000 at December 31, 2001, 2000, and 1999, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Change in par value of common stock:

In December 1999, the Company changed the par value of its common stock from $10 par value to $1 par value. The $9 per share of par value has been reclassified as surplus.

Stock repurchase program:

In December 2000, the Company instituted a Stock Repurchase Program. Under the program, the Company may spend up to $250,000 to repurchase its outstanding stock. The repurchases may be made from time to time at a price not to exceed $10.667 per share. During 2001, the Company repurchased 15,000 shares at an average price of $9.917 (adjusted for stock splits and stock dividends). As of December 2001, the Company has terminated this program.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. The Bank applies Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for this plan. Net compensation cost (benefit) of $0, ($10,889), and $90 have been recognized in the accompanying consolidated financial statements in 2001, 2000, and 1999, respectively. If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity (continued)

		Grant
	Shares	Price

Outstanding December 31, 1998	8,689	$11.806

Exercised	(1,872)

Expired	(6,817)	$11.806

Granted on August 12, 1999, expiring November 12, 2000	7,371	$10.978

Exercised	(1,755)

Outstanding December 31, 1999	5,616	$10.978

Expired	(5,616)	$10.978

Outstanding December 31, 2000	—

Outstanding December 31, 2001	—

At December 31, 2001, there were 41,562 shares of common stock reserved for issuance under the plan.

During December 2001, the Board of Directors approved for additional options to be granted under this plan at $12.11 per share for a period of 15 months, expiring in March 2003. As of December 31, 2001, no options had been granted under this plan.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2001, 2000, and 1999, 13,607, 20,841, and 8,698 shares of common stock, respectively, were purchased under the plan. At December 31, 2001, there were 154,239 shares of common stock reserved for issuance under the plan.

The Board of Directors may suspend or discontinue the plan at its discretion.

Stockholder purchase plan:

The Company’s stockholder purchase plan allows participating stockholders an option to purchase newly issued shares of common stock. The Board of Directors shall determine the number of shares that may be purchased pursuant to options. Options granted will expire no later than three months from the grant date. Each option will entitle the stockholder to purchase one share of common stock, and will be granted in proportion to stockholder share holdings. At the discretion of the Board of Directors, stockholders may be given the opportunity to purchase unsubscribed shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity (continued)

		Grant
	Shares	Price

Outstanding December 31, 1998	185,414	$14.514

Exercised	(6,025)

Expired	(179,389)	$14.514

Granted on June 24, 1999, expiring September 24, 1999	90,000	$12.917

Exercised	(6,700)

Expired	(83,300)	$12.917

Granted on September 24, 1999, expiring December 24, 1999	90,000	$12.778

Exercised	(4,322)

Expired	(85,678)	$12.778

Outstanding December 31, 1999	—

Granted on January 24, 2000, expiring March 24, 2000	75,000	$12.533

Exercised	(2,307)

Expired	(72,693)	$12.533

Granted on March 21, 2000, expiring June 23, 2000	75,000	$12.533

Exercised	(1,682)

Expired	(73,318)	$12.533

Outstanding December 31, 2000	—

Outstanding December 31, 2001	—

At December 31, 2001, there were 181,666 shares of common stock reserved for issuance under the plan.

The Board of Directors may suspend or discontinue the plan at its discretion.

Under all three plans, options granted, exercised, and expired, shares issued and reserved, and grant prices have been restated for the effects of any stock dividends or stock splits.

Regulatory capital requirements:

The Company and Bank are subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The Company and Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001, 2000, and 1999, that both the Company and Bank meet all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders Equity (continued)

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of capital as of December 31, 2001, 2000, and 1999 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001

Total Capital (to Risk Weighted Assets)

Company	$25,254,000	13.9%	$14,514,000	8.0%	N/A

Bank	24,361,000	13.5%	14,458,000	8.0%	$18,072,000	10.0%

Tier I Capital (to Risk Weighted Assets)

Company	22,976,000	12.7%	7,254,000	4.0%	N/A

Bank	22,092,000	12.2%	7,226,000	4.0%	10,838,000	6.0%

Tier I Capital (to Average Assets)

Company	22,976,000	8.8%	10,456,000	4.0%	N/A

Bank	22,092,000	8.5%	10,421,000	4.0%	13,026,000	5.0%

As of December 31, 2000

Total Capital (to Risk Weighted Assets)

Company	$24,092,000	14.0%	$13,772,000	8.0%	N/A

Bank	23,655,000	13.7%	13,863,000	8.0%	$17,328,000	10.0%

Tier I Capital (to Risk Weighted Assets)

Company	21,925,000	12.7%	6,886,000	4.0%	N/A

Bank	21,474,000	12.4%	6,932,000	4.0%	10,397,000	6.0%

Tier I Capital (to Average Assets)

Company	21,925,000	9.3%	9,424,000	4.0%	N/A

Bank	21,474,000	9.1%	9,424,000	4.0%	11,780,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 1999

Total Capital (to Risk Weighted Assets)

Company	$16,912,000	10.8%	$12,527,000	8.0%	N/A

Bank	16,586,000	10.3%	12,870,000	8.0%	$16,087,000	10.0%

Tier I Capital (to Risk Weighted Assets)

Company	14,942,000	9.5%	6,265,000	4.0%	N/A

Bank	14,563,000	9.0%	6,437,000	4.0%	9,655,000	6.0%

Tier I Capital (to Average Assets)

Company	14,942,000	6.8%	8,815,000	4.0%	N/A

Bank	14,563,000	6.6%	8,813,000	4.0%	11,016,000	5.0%

Note 19. Earnings Per Common Share

Earnings per common share are calculated as follows:

	2001	2000	1999

Basic:

Net Income	$1,725,236	$2,274,866	$1,445,350

Weighted average common shares outstanding	1,656,904	1,652,001	1,636,275

Basic net income per share	$1.04	$1.38	$0.88

Diluted earnings per share calculations were not required for 2001 and 2000 since there were no outstanding options at December 31, 2001 and 2000.

Diluted earnings per share calculations were not required for 1999, due to all options having an anti-dilutive effect and the Company having a simple capital structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Values of Financial Instruments

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair value and the related carrying values of the Company’s financial instruments are as follows:

	2001		2000		1999

	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value

Financial assets: Cash and due from banks	$10,888,085	$10,888,085	$9,559,329	$9,559,329	$8,317,450	$8,317,450

Interest-bearing deposits in other financial institutions	1,879,444	1,879,444	50,947	50,947	10,245	10,245

Federal funds sold	5,453,299	5,453,299	5,898,363	5,898,863	555,627	555,627

Certificates of deposit in other financial institutions	100,000	100,000	100,000	100,000	—	—

Investment securities available for sale	55,547,998	55,547,998	21,308,961	21,308,961	14,664,953	14,664,953

Investment securities held to maturity	16,516,923	16,881,451	31,285,937	31,019,121	28,657,242	27,041,751

Federal Home Loan Bank Stock	652,300	652,300	652,300	652,300	652,300	652,300

Common stock-Statutory Trust I	155,000	155,000	155,000	155,000	—	—

Ground rents	249,900	249,900	249,900	249,900	254,025	254,025

Loans, less allowance for credit losses	164,569,252	164,570,000	162,373,731	162,525,000	151,106,560	138,422,000

Accrued interest receivable	1,527,018	1,527,018	1,681,219	1,681,219	1,279,067	1,279,067

Financial liabilities: Deposits	229,306,718	231,692,000	205,968,337	205,969,000	194,089,995	194,002,000

Short-term borrowings	882,408	882,408	487,978	487,978	2,464,936	2,464,936

Long-term borrowings	7,274,791	7,274,791	7,296,523	7,296,523	—	—

Dividends payable	195,333	195,333	213,345	213,345	136,666	136,666

Accrued interest payable	155,174	155,174	195,166	195,166	152,555	152,555

Accrued interest payable on junior subordinated debentures	171,518	171,518	166,986	166,986	—	—

Guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	5,155,000	5,155,000	5,155,000	5,155,000	—	—

Unrecognized financial instruments:

Commitments to extend credit	17,616,563	17,466,563	12,469,737	12,364,095	15,501,742	15,430,119

Standby letters of credit	1,257,361	1,257,361	1,237,878	1,237,878	1,384,969	1,384,969

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Values of Financial Instruments (continued)

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

Other assets and liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. In addition, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill, and similar items.

Note 21. Recently Issued Accounting Pronouncements

In July 2001, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 summarizes certain SEC views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with U.S. generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowance for credit losses. Management believes the Bank is in compliance with the provisions of SAB 102.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of a fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. In management’s opinion, the adoption of these statements will not have a material impact on the financial position or the results of operations of the Bank.

In August 2001, FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, however, it retains most of its provisions. The Bank is currently in compliance with this pronouncement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Subsequent Event

On March 14, 2002, the Board of Directors of the Bank adopted an amendment to the current post-retirement healthcare benefits plan (See Note 11), which limits plan coverage to those members of the Board of Directors and retirees, and their respective spouses, eligible to receive post-retirement healthcare benefits during 2002. In addition, all post-retirement healthcare benefits currently provided by the Bank to the above qualified participants will terminate on December 31, 2006. All affected plan participants were notified of this amendment by March 19, 2002. This amendment to the post-retirement healthcare plan will result in a curtailment gain of approximately $764,000 in the first quarter of 2002 and reduce the accrued post-retirement benefit cost to approximately $312,000.

Note 23. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2001	2000	1999

Assets

Cash	$512,981	$110,768	$184,555

Investment in The Bank of Glen Burnie	22,133,607	22,013,186	14,722,533

Investment in GBB Properties, Inc.	244,920	238,645	235,706

Investment in the Glen Burnie Statutory Trust I	155,000	155,000	—

Due from subsidiaries	104,384	198,479	96,321

Other assets	232,544	150,000	—

Total assets	$23,383,436	$22,866,078	$15,239,115

Liabilities and stockholders’ equity

Dividends payable	$195,333	$213,345	$136,666

Accrued interest payable on junior subordinated debentures	171,518	166,986	—

Due to subsidiary	—	150,000	—

Total liabilities	366,851	530,331	136,666

Guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	5,155,000	5,155,000	—

Stockholders’ equity:

Common stock	1,663,560	1,110,049	1,093,496

Surplus	10,390,511	10,373,549	10,149,247

Retained earnings	5,970,537	5,544,305	4,013,171

Accumulated other comprehensive (loss) income, net of (benefits) taxes	(163,023)	152,844	(153,465)

Total stockholders’ equity	17,861,585	17,180,747	15,102,449

Total liabilities and stockholders’ equity	$23,383,436	$22,866,078	$15,239,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Parent Company Financial Information (continued)

Statements of Income

Years Ended December 31,	2001	2000	1999

Dividends and distributions from subsidiaries	$1,750,000	$475,000	$350,000

Other income	16,430	—	—

Standstill agreement expense	(131,378)	(131,378)	(281,378)

Interest expense on junior subordinated debentures	(550,962)	(166,986)	—

Other expenses	(42,156)	(2,100)	(1,078)

Income before income tax benefit and equity in undistributed net income of subsidiaries	1,041,934	174,536	67,544

Income tax benefit	240,739	102,158	96,035

Change in undistributed net income of subsidiaries	442,563	1,998,172	1,281,771

Net Income	$1,725,236	$2,274,866	$1,445,350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2001	2000	1999

Cash flows from operating activities:

Net income	$1,725,236	$2,274,866	$1,445,350

Adjustments to reconcile net income to net cash provided by operating activities:

Increase in other assets	(82,544)	(150,000)	—

(Increase) decrease in due from subsidiaries	94,095	(102,158)	(91,533)

Increase (decrease) in due to subsidiaries	(150,000)	150,000	(4,503)

Increase in accrued interest payable	4,532	166,986	—

Change in undistributed net income of subsidiaries	(442,563)	(1,998,172)	(1,281,771)

Net cash provided by operating activities	1,148,756	341,522	67,543

Cash flows from operating activities:

Purchase of common stock in the Glen Burnie Statutory Trust I	—	(155,000)	—

Capital contributed to subsidiary	—	(5,000,000)	(60,000)

Net cash used by investing activities	—	(5,155,000)	(60,000)

Cash flows from operating activities:

Proceeds from dividend reinvestment plan	168,026	201,755	106,149

Issuance of guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	—	5,155,000	—

Proceeds from sales of common stock	—	49,989	270,566

Repurchase and retirement of common stock	(148,750)	—	(138)

Dividends paid	(765,819)	(667,053)	(438,791)

Net cash (used) provided in financing activities	(746,543)	4,739,691	(62,214)

Increase (decrease) in cash	402,213	(73,787)	(54,671)

Cash, beginning of year	110,768	184,555	239,226

Cash, end of year	$512,981	$110,768	$184,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. Quarterly Results of Operations (Unaudited)

The following is a summary of the Consolidated unaudited quarterly results of operations:

2001

(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,316	$4,297	$4,303	$4,291

Interest expense	1,564	1,627	1,598	1,744

Net interest income	2,752	2,670	2,705	2,547

Provision for credit losses	(150)	—	—	—

Net securities gains	89	137	29	18

Income before income taxes (1)	404	825	485	599

Net income (1)	330	586	377	432

Net income per share (basic and diluted) (1)	$0.20	$0.35	$0.23	$0.27

2000

(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,415	$4,141	$4,318	$3,829

Interest expense	1,688	1,478	1,392	1,344

Net interest income	2,727	2,663	2,926	2,485

Net securities losses	—	(26)	—	—

Income before income taxes	1,159	685	1,330	539

Net income	612	466	830	367

Net income per share (basic and diluted)	$0.70	$0.42	$0.66	$0.29

1999

(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,894	$3,957	$3,802	$3,895

Interest expense	1,428	1,410	1,379	1,406

Net interest income	2,466	2,547	2,423	2,489

Provision for credit losses	300	—	—	—

Net securities (losses) gains	(93)	2	2	25

Income before income taxes	1,156	626	553	296

Net income	487	403	361	194

Net income per share (basic and diluted)	$0.52	$0.37	$0.29	$0.15

The sum of the quarters for each fiscal year presented may not equal the annual total amounts due to rounding.

(1)	Results have been restated to reflect a positive amendment to the post-retirement benefit plan, made during the first quarter 2001. Income before income taxes and net income for each quarter have been decreased by $58 and $35, respectively, as a result of this amendment. Net income per share (basic and diluted) has also been changed to reflect these restatements. Due to these restatements the first, second and third quarters do not match the amounts reported in the Form 10-Q filed with the SEC.