Form 10-Q
period 2002-03-31
GLEN BURNIE BANCORP
filed 2002-05-10
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At May 1, 2002, the number of shares outstanding of the registrant's common stock was 1,665,683.

                                TABLE OF CONTENTS




Part I-Financial Information                                        Page
                                                                      ----

       Item 1.   Financial Statements:
       -------

                 Condensed Consolidated Balance Sheets,
                 March 31, 2002 (unaudited) and
                 December 31, 2001 (audited)                            3

                 Condensed Consolidated Statements of Income
                 for the Three Months Ended March 31, 2002
                 and 2001 (unaudited)                                   4

                 Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31,
                 2002 and 2001 (unaudited)                              5

                 Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended March 31, 2002
                 and 2001 (unaudited)                                   6

                 Notes to Unaudited Condensed Consolidated
                 Financial Statements                                   7

       Item 2.   Management's Discussion and Analysis of
       -------   Financial Condition and Results of Operations          8

       Item 3.   Quantitative And Qualitative Disclosure
       -------   About Market Risk                                     12



Part II-Other Information

       Item 6.   Exhibits and Reports on Form 8-K                      13
       -------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       March 31, 2002      December 31,
                                     ASSETS                                              (unaudited)           2001
                                                                                                               ----

Cash and due from banks                                                                     $9,288           $10,888
Interest-bearing deposits in other financial institutions                                        0             1,879
Federal funds sold                                                                           9,650             5,453
                                                                                            ------           -------
       Cash and cash equivalents                                                            18,938            18,220
Certificates of deposit in other financial institutions                                        100               100
Investment securities available for sale, at fair value                                     58,575            55,548
Investment securities held to maturity, at cost
   (fair value March 31: $14,640;  December 31: $16,881)                                    14,376            16,517
Federal Home Loan Bank stock, at cost                                                          703               652
Common Stock in the Glen Burnie Statutory Trust I                                              155               155
Loans, less allowance for credit losses
   (March 31: $2,832; December 31: $2,938)                                                 162,320           164,569
Premises and equipment, at cost, less accumulated depreciation                               3,757             3,887
Other real estate owned                                                                        419               420
Other assets                                                                                 3,665             3,294
                                                                                            ------           -------
                   Total assets                                                           $263,008          $263,362
                                                                                          ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                                  $229,252          $229,307
Short-term borrowings                                                                          813               882
Long-term borrowings                                                                         7,269             7,275
Other liabilities                                                                            2,037             2,881
                                                                                          --------          --------
                  Total liabilities                                                        239,371           240,345
                                                                                          --------          --------

Guaranteed preferred beneficial interests in Glen Burnie Bancorp
   junior subordinated debentures                                                            5,155             5,155
                                                                                          --------          --------

STOCKHOLDERS' EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
   Issued and outstanding: March 31: 1,665,683 shares;
   December 31: 1,663,560 shares                                                             1,666             1,664
Surplus                                                                                     10,424            10,390
Retained earnings                                                                            6,792             5,971
Accumulated other comprehensive loss, net of tax                                             (400)             (163)
                                                                                          --------          --------
                   Total stockholders' equity                                               18,482            17,862
                                                                                          --------          --------
                   Total liabilities and stockholders' equity                             $263,008          $263,362
                                                                                          ========          ========


                See accompanying notes to condensed consolidated
                             financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                 Three Months Ended March 31
                                                                     2002            2001
                                                                     ----            ----
Interest income on:
   Loans, including fees                                            $3,115          $3,286
   U.S. Treasury and U.S. Government agency securities                 605             642
   State and Municipal securities                                      258             124
   Other                                                               143             239
                                                                    ------          ------
       Total interest income                                         4,121           4,291
                                                                    ------          ------

Interest expense on:
   Deposits                                                          1,124           1,488
   Short-term borrowings                                                 2               7
   Long-term borrowings                                                106             108
   Junior subordinated debentures                                      136             141
                                                                    ------          ------
       Total interest expense                                        1,368           1,744
                                                                    ------          ------

          Net interest income                                        2,753           2,547

Provision for credit losses                                              0               0
                                                                    ------          ------

          Net interest income after provision for credit losses      2,753           2,547
                                                                    ------          ------

Other income:
   Service charges on deposit accounts                                 249             232
   Other fees and commissions                                          138             141
   Other non-interest income                                           767               7
   Gains on investment securities                                        4              18
                                                                    ------          ------
       Total other income                                            1,158             398
                                                                    ------          ------

Other expenses:
   Salaries and employee benefits                                    1,424           1,391
   Occupancy                                                           146             164
   Other expenses                                                      900             791
                                                                    ------          ------
       Total other expenses                                          2,470           2,346
                                                                    ------          ------

Income before income taxes                                           1,441             599

Income tax expense                                                     453             167
                                                                    ------          ------

Net income                                                           $ 988           $ 432
                                                                     =====           =====
Basic and diluted earnings per share of common stock                 $0.59           $0.27
                                                                     =====           =====

Weighted average shares of common stock outstanding              1,663,770       1,657,105
                                                                 =========       =========
Dividends declared per share of common stock                         $0.10           $0.10
                                                                     =====           =====

                See accompanying notes to condensed consolidated
                             financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                                     Three Months Ended March 31
                                                           2002        2001
                                                           ----        ----

Net income                                                 $988        $432

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

       Unrealized holding gains (losses) arising
       during period                                       (235)        159

       Reclassification adjustment for gains
       included in net income                                (2)        (11)
                                                           ----        ----
Comprehensive income                                       $751        $580
                                                           ====        ====


                See accompanying notes to condensed consolidated
                             financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                            2002              2001
                                                                                            ----              ----

Cash flows from operating activities:
Net income                                                                                  $988              $432
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                 114               151
   Provision for credit losses                                                                 0                 0
   Gains on disposals of assets, net                                                          (4)                0
   Changes in assets and liabilities:
      (Increase) decrease in other assets                                                   (255)               83
      Decrease in other liabilities                                                         (816)             (603)
                                                                                            ----              ----
Net cash provided by operating activities                                                     27                63
                                                                                            ----              ----

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities                            2,684               738
    Proceeds from disposals of investment securities                                       3,134             2,500
    Purchases of investment securities                                                    (7,025)           (4,524)
    Purchases of Federal Home Loan Bank stock                                                (51)                0
    Decrease in loans, net                                                                 2,249             4,245
    Purchases of premises and equipment                                                      (12)             (100)
    Proceeds from sale of other real estate                                                    1                 1
                                                                                          ------             -----

Net cash provided by investing activities                                                    980             2,860
                                                                                          ------             -----

Cash flows from financing activities:
   (Decrease) increase in deposits, net                                                      (55)            6,609
    Decrease in short-term borrowings                                                        (69)             (361)
    Repayment of long-term borrowings                                                         (6)               (5)
    Dividends paid                                                                          (195)             (380)
    Common stock dividends reinvested                                                         36                39
    Repurchase and retirement of common stock                                                  0              (119)
                                                                                          ------             -----

Net cash (used) provided by financing activities                                            (289)            5,783
                                                                                          ------             -----

Increase in cash and cash equivalents                                                        718             8,706

Cash and cash equivalents, beginning of year                                              18,220            15,509
                                                                                          ------           -------

Cash and cash equivalents, end of period                                                 $18,938           $24,215
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

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2002 and 2001.

          Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - PRIOR YEAR'S ADJUSTMENTS

          The results for the three months ended March 31, 2001 have been restated to reflect a positive amendment to the Company's post-retirement health insurance benefit plan effective during the first quarter of 2001 and reported in the Company's audited financial statements for the year ended December 31, 2001.

NOTE 3 - EARNINGS PER SHARE

          Information for net income per share and weighted average shares outstanding for prior periods have been restated to reflect 551,197 shares of Common Stock issued in a three for two stock dividend paid in June 2001.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.
          ------------------------------------

RESULTS OF OPERATIONS

          General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $988,000 ($0.59 basic and diluted earnings per share) for the first quarter of 2002, compared to first quarter 2001 consolidated net income of $432,000 ($0.27 basic and diluted earnings per share). Included in the results for the 2002 period is an after-tax increase of $470,000 in consolidated net income ($764,000 pre-tax) arising from the negative amendment on the Bank's post-retirement health insurance benefit plan which was recognized in the first quarter of 2002. The increase in consolidated net income was also due to an increase in securities income and decrease in interest expense on deposits, partially offset by an increase in salary and employee benefits. All historic earnings per share figures have been adjusted to reflect the Company's stock dividend paid on June 21, 2001.

          Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2002 was $2,753,000, compared to $2,547,000 for the same period in 2001, an increase of $206,000 (or 8.0%) for the three-month period. This increase was primarily attributable to an increase in securities income, and a decline in interest expenses on deposits, partially offset by a decline in interest income on loans.

          Interest income decreased $170,000 (4.0%) for the three months ended March 31, 2002, compared to the same period in 2001, due to a decrease in loan income and income on other investments as a result of a declining interest rate environment.

          Interest expense decreased $376,000 (21.6%) for the three months ended March 31, 2002 compared to the 2001 period, principally due to a decrease in interest expense on deposits as a result of a declining interest rate environment.

          Net interest margins for the three months ended March 31, 2002 was 4.80%, compared to tax equivalent net interest margins of 5.03% for the three months ended March 31, 2001. The decrease in net interest margins for the three ended March 31, 2002 was primarily due to a decline in the interest rates on earning assets, partially offset by a decline in the interest rates on deposits.

          Provision For Credit Losses. The Company made no additional provision for credit losses during the three month periods ended March 31, 2002 and 2001. As of March 31, 2002, the allowance for credit losses equaled 596.21% of non-accrual and past due loans compared to 445.30% at December 31, 2001 and 1,556.54% at March 31, 2001. During the three month period ended March 31, 2002, the Company recorded net charge-offs of $106,000, compared to net charge-offs of $54,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2002 period represent 0.26% of the average loan portfolio.

          Other Income. Other income increased from $398,000 for the three month period ended March 31, 2001, to $1,158,000 for the corresponding 2002 period, a $760,000 (191.0%) increase. The increase was primarily due to a gain of $764,000 arising from the negative amendment on the Bank's post-retirement health insurance benefit plan which was recognized in the quarter ended March 31, 2002.

          Other Expense. Other expense increased from $2,346,000 for the three month period ended March 31, 2001, to $2,470,000 for the corresponding 2002 period, a $124,000 (5.3%) increase. The increase was primarily due to a increase in salary and benefit expenses, service contracts and professional fees included in other expenses.

          Income Taxes. During the three months ended March 31, 2002, the Company recorded income tax expense of $453,000, compared to an income tax expense of $167,000, for the corresponding period of the prior year. The increase in income tax expenses reflect the Company's higher earnings during the current year's period. The Company's effective tax rate for the three month period in 2002 was 31%, compared to 28% for the prior year period.

FINANCIAL CONDITION

          General. The Company's assets decreased to $263,008,000 at March 31, 2002 from $263,362,000 at December 31, 2001 primarily due to a decrease in loans, partially offset by an increase in cash and cash equivalents and investments. The Bank's net loans totaled $162,320,000 at March 31, 2002, compared to $164,569,000 at December 31, 2001, a decrease of $2,249,000 (1.4%), primarily attributable to a decline in the portfolio of indirect loans.

          The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $72,951,000 at March 31, 2002, a $886,000 or 1.2% increase from $72,065,000 at December 31, 2001. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2002, totaled $18,938,000, an increase of $718,000 (3.9%) from the December 31, 2001 total of $18,220,000. The aggregate market value of investment securities held by the Bank as of March 31, 2002 was $73,215,000 compared to $72,429,000 as of December 31, 2001, a $786,000
(1.1%) increase.

          Deposits as of March 31, 2002 totaled $229,252,000, which is a decrease of $55,000 (.02%) from $229,307,000 at December 31, 2001. Demand deposits as of March 31, 2002 totaled $58,819,000 which is an increase of $3,134,000 (5.6%) from $55,685,000 at December 31, 2001. NOW accounts as of
March 31, 2002 totaled $20,790,225 which is a decrease of $1,605,478 (7.2%) from $22,395,703 at December 31, 2001. Money market accounts as of March 31, 2002 totaled $19,417,759, which is a decrease of $1,208,490 (5.9%), from $20,626,249 at December 31, 2001. Savings deposits as of March 31, 2002 totaled $44,293,691, an increase of $1,948,731 (4.6%) from $42,344,960 at December 31, 2001.
Certificates of deposit over $100,000 totaled $16,871,870 on March 31, 2002, a decrease of $763,596 (4.3%) from $17,635,466 at December 31, 2001. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $69,124,104 on March 31, 2002, a $1,495,128 (2.1%)
decrease from the $70,619,232 total at December 31, 2001.

          Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                         At March 31        At December 31,
                                                                         -----------        ---------------
                                                                             2002                 2001
                                                                             ----                 ----
                                                                               (Dollars in Thousands)

Restructured loans                                                             $39                  $0
                                                                               ===                  ==

Non-accrual loans:
   Real estate - mortgage:
     Residential                                                              $180                $284
     Commercial                                                                 42                 189
   Real estate - construction                                                    8                   0
   Installment                                                                  85                  88
   Credit card & related                                                         0                   0
   Commercial                                                                   28                  40
                                                                              ----                ----

       Total non-accrual loans                                                 343                 601
                                                                              ----                ----

Accruing loans past due 90 days or more: Real estate - mortgage:
     Residential                                                               113                  45
     Commercial                                                                  0                   0
   Real estate - construction                                                    0                   0
   Installment                                                                  19                  13
   Credit card & related                                                         0                   1
   Commercial                                                                    0                   0
   Other                                                                         0                   0
                                                                              ----                ----

       Total accruing loans past due 90 days or more                           132                  59
                                                                              ----                ----

       Total non-accrual and past due loans                                   $475                $660
                                                                              ====                ====

Non-accrual and past due loans to gross loans                                0.28%               0.39%
                                                                             =====               =====

Allowance for credit losses to non-accrual and past due loans              596.21%             445.30%
                                                                           =======             =======


          At March 31, 2002, there was one loan with an outstanding balance of $42,447, not reflected in the above table, which, although not 90 days or more past due, management has identified as a potential problem loan due to known information about possible credit problems of the borrower which cause management to have doubts as to the ability of such borrower to comply with present loan repayment terms.

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

         Transactions in the allowance for credit losses for the three months ended March 31, 2002 and 2001 were as follows:

                                                        Three Months Ended
                                                              March 31
                                                        2002          2001
                                                        ----          ----
                                                      (Dollars in Thousands)

Beginning balance                                      $2,938        $3,385

Charge-offs                                              (140)         (155)
Recoveries                                                 34           101
                                                       ------        ------
Net charge-offs                                          (106)         (54)
Provisions charged to operations                            0            0
                                                       ------       ------
Ending balance                                         $2,832       $3,331
                                                       ======       ======

Average loans                                        $163,338     $159,021
Net charge offs to average loans (annualized)            0.26%        0.14%


          Reserve for Unfunded Commitments. For the three months ended March 31, 2002, the Bank had outstanding commitments totaling $13,647,850. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank's allowance for credit losses arising from these unfunded commitments:

                                                         Three Months Ended
                                                              March 31
                                                         2002          2001
                                                         ----          ----
                                                       (Dollars in Thousands)

Beginning balance                                        $150           $0

Provisions charged to operations                            0            0
                                                         ----         ----
Ending balance                                           $150           $0
                                                         ====         ====


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

          The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2002, totaled $18,938,000, an increase of $118,000 (0.6%)
from the December 31, 2001 total of $18,820,000.

          As of March 31, 2002, the Bank was permitted to draw on a $31,600,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans. As of March 31, 2002, a $7.0 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of March 31, 2002, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

          The Company's stockholders' equity increased by $620,000 or 3.5%, during the three months ended March 31, 2002, due to earnings, partially offset by decreases in equity accounts from dividend distributions. The Company's accumulated other comprehensive loss, net of tax increased by $237,000 from $163,000 at December 31, 2001 to $400,000 at March 31, 2002, as a result of increased unrealized holding losses on investment securities arising during the period. Retained earnings increased by $821,000 as the result of the Company's earnings during the quarter which were partially offset by dividends. In addition, $36,000 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

          The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 2002, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.19%, a Tier 1 risk-based capital ratio of 13.59% and a total risk-based capital ratio of 14.85%.


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

10.3 Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)

10.4 The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)

(b)       Reports on Form 8-K:

          None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GLEN BURNIE BANCORP
                                       (Registrant)


Date: May 10, 2002                     By:     /s/ F. William Kuethe, Jr.
                                          --------------------------------------
                                          F. William Kuethe, Jr.
                                          President, Chief Executive Officer


                                       By:     /s/ John E. Porter
                                          --------------------------------------
                                          John E. Porter
                                          Chief Financial Officer

                                                                    Exhibit 10.2
                                                                    ------------

                             THE BANK OF GLEN BURNIE
                          EMPLOYEE STOCK PURCHASE PLAN

1.        PURPOSES

          The purpose of this Plan is to encourage eligible employees of The Bank of Glen Burnie and its subsidiaries to acquire ownership of Common Stock. This Plan is intended to constitute an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code.

2.        DEFINITIONS

          The following words or terms used herein have the following meaning:

          (a)  The "Plan" shall mean this Employee Stock Purchase Plan.

          (b)  "Board" shall mean the Board of Directors of Glen Burnie Bancorp.

          (c) "Shares" "Stock" or "Common Stock" shall mean shares of $1.00 par value common stock of Glen Burnie Bancorp.

          (d) The "Committee" shall mean the committee appointed by the Board to administer the Plan.

          (e) "Employee" shall mean any employee of The Bank of Glen Burnie whose customary employment is for more than 20 hours per week.

          (f) "Option" shall mean the right of an Employee to purchase Common Stock under the Plan.

          (g) "Date of Grant" shall mean, in respect of any Option, the date on which the Board grants the Option under the Plan.

          (h) "Date of Exercise" shall mean the date upon which the Employee completes the payment requirement of the Option and is entitled to delivery of the Shares so purchased, which date shall in no event be later than 27 months after the Date of Grant.

          (i) "Option Period" shall mean the period commencing upon the Date of Grant and ending on the Date of Exercise.

          (j) "Fair Market Value" shall mean a figure equivalent to the closing last sale price as reported by the Nasdaq SmallCap Market on the specified date, but in no event less than 100% of year-end book value unless as provided in Section 8.

          (k) "Annual Pay" shall mean the Employee's annual compensation for the year immediately preceding the Date of Grant as determined from payroll records.

3.        ELIGIBILITY

          Eligible  Employee  shall mean any Employee as that term is defined in
Section 2(e) above who has completed one year or more of employment with The Bank of Glen Burnie on the initial Date of Grant of any Options under the Plan. Each employee who completes one year of employment after the initial Date of Grant shall become an Eligible Employee with respect to any subsequent Grant of options on the date on which he completes such one year of employment.

4.        STOCK

          The Stock subject to the Options shall be shares of Glen Burnie Bancorp authorized but unissued ($1.00 par value per share). The aggregate number of Shares which may be issued under Options shall not exceed 10,000 shares of such Common Stock; (except for adjustments under Section 5). Shares optioned and not accepted, or if accepted, not purchased, shall continue to be available for inclusion in any subsequent Options that may be granted under the Plan.

5.        GRANT OF OPTIONS

          The Board shall grant to Eligible Employees Options to purchase such numbers of Shares and at such time or times as it shall determine, subject to the limitations of Section 3 and 4 and subject to the following additional limitations:

          (a) All Eligible Employees shall enjoy equal rights and privileges under the plan, and the number of shares granted under Option shall bear a uniform relationship to compensation.

          (b) No Eligible-Employee shall be granted an Option if, immediately after such Option were granted, such Eligible Employee would own Stock possessing 5% or more of the total combined voting power or value of all classes of stock of The Bank of Glen Burnie. In determining whether the Stock ownership of an Eligible Employee exceeds this 5% limit, the rules of Section 425(d) of the Internal Revenue Code (relating to attribution of stock ownership) shall apply, and Stock which the Eligible Employee may purchase under outstanding Options (whether or not such Options qualify for the special tax treatment of Section 421(a) for the Internal Revenue Code) shall be treated as Stock owned by the Eligible Employee.

          (c) No Eligible Employee may purchase more than $25,000 of stock (based upon the fair market value at the time the Option was granted) in one year, unless he purchased less than $25,000 of stock in an earlier year when the Option was in effect.

          With respect to any Option, the Board will specify the number of Shares to be made available, the Date of Grant, the terms of the Option, and such terms and conditions not inconsistent with this Plan as may be necessary or appropriate, provided that in no event shall the terms of the Option extend more than 27 months from the Date of Grant. In the event of a recapitalization or reclassification affecting Common Stock, the number of Shares which may thereafter be issued under the Plan, the number of Shares under Option at such time, and the Option price will be appropriately adjusted as determined by the Board.

6.        ADMINISTRATION OF THE PLAN

          The Plan shall be administered by the Committee, which shall consist of not less than three members of the Board who are not eligible to participate in the Plan, one of whom shall be designated as Chairman. The Committee is vested with full authority to make, administer, and interpret such equitable rules and regulations regarding the Plan as it may deem advisable, subject to the terms of the Plan. Its determinations as to the interpretation and operation of the Plan shall be final and conclusive.

          The Committee may act by a majority vote at a regular or special meeting or by decision reduced to writing and signed by a majority of the Committee without a meeting.

          Members of the Committee shall be named by the Board. Vacancies shall be filled by the Board.

7.        PROCEDURE FOR GRANT AND ACCEPTANCE OF OPTION

          An Eligible Employee shall be notified by The Bank of Glen Burnie of the Grant of any Option or Options to him. In order to participate in the Plan, the Eligible Employee must sign an Acceptance of Option on a form provided by The Bank of Glen Burnie showing the number of Shares that he elects to purchase, and must deliver it within 30 days after the date appearing on the form to the Secretary or other officer designated in the Option. If an eligible employee elects to accept the option, he must accept an option to purchase the number of Shares specified in his Option, or a lesser number of shares but in no event less than ten (10) shares.

          Shares optioned and not accepted, or if accepted, not purchased, shall continue to be available for inclusion in any subsequent Options that may be granted under the Plan.

8.        PURCHASE PRICE

          The purchase price per Share will be an amount equal to the lesser of 85% of the Fair Market Value of such Share on the Date of Grant or 85% of the Fair Market Value of such Share on the Date of Exercise; provided, however, and subject to the foregoing, in no event shall the purchase price be less than book value per Share unless the Board in its discretion so determines.

9.        METHOD OF PAYMENT

          Payment for Shares under Options accepted pursuant to the Plan shall be made in a lump sum payment within the term specified by the Committee which in no case will be longer than 27 months. The Date of Exercise for Options accepted under this Plan shall be the date of the lump sum payment.

          Notwithstanding anything to the contrary herein set forth, an Eligible Employee who has accepted an option may at any time prior to the expiration of 30 days after his termination of employment with The Bank of Glen Burnie but in no event after the expiration of a period of 27 months from the Date of Grant, prepay the outstanding amount due.

          For purposes of this Section, an Eligible Employee shall not be deemed to have terminated his employment while he is on military leave, sick leave, furlough, lay-off, or other bona fide leave of absence (including but not limited to temporary employment by the Government) if the period of such leave of absence does not exceed 90 days, or if longer, so long as his right to reemployment with The Bank of Glen Burnie is guaranteed by law or by contract. Where the period of leave exceeds 90 days and where the Eligible Employee's right to reemployment is not guaranteed either by law or by contract, such Eligible Employee will be deemed to have terminated his employment on the 91st day of such leave.

          Notwithstanding anything to the contrary herein set forth, no Options granted under the Plan may be exercised prior to such date as may be fixed by the Board of Directors.

10.       RIGHTS AS STOCKHOLDER

          An Eligible Employee will become a stockholder with respect to Shares for which payment has been completed at the Date of Exercise. An Eligible Employee will not have any rights as a stockholder with respect to Shares under Option as provided in the Plan until he has become a stockholder as provided in the Plan. A certificate for the Shares purchased will be issued as soon as practicable after an Eligible Employee becomes a stockholder.

11.       OPTIONS TO PURCHASE SHARES NOT TRANSFERABLE

          Options granted to an Eligible Employee under the plan are exercisable, during such Eligible Employee's lifetime, only by him; such Options may not be sold, transferred (other than by will or the laws of descent and distribution), pledged, or otherwise disposed of or encumbered.

12.       CANCELLATION OF ACCEPTANCE OF OPTION

          At any time prior to, but in no event following, his Date of Exercise, an Eligible Employee who has elected to purchase Shares may cancel his Acceptance of Option as to any or all of such Shares by written notice of cancellation delivered to the officer designated to receive his Acceptance of Option. If an Eligible Employee cancels his Acceptance of Option as to only a part of the Shares, he shall make the required payment as provided in Section 9 above with respect to the number of Shares for which his Acceptance of Option is not cancelled.

13.       EFFECT OF FAILURE TO MAKE PAYMENTS WHEN DUE

          Subject to other provisions of the Plan permitting postponement, The Bank of Glen Burnie may treat the failure by an Eligible Employee to make any payment as a cancellation of his Acceptance of Option. In that event, the Eligible Employee will be notified of such cancellation by mailing notice to him at his last known business or home address.

14.       RETIREMENT

          If the employment of an Eligible Employee is terminated by retirement prior to the end of the Option Period, and such Eligible Employee may elect to pay for his Shares within twelve (12) months of his termination of employment by retirement, but in no event later than 27 months after the Date of Grant. The Date of Exercise with respect to his Option shall be the date of such lump sum payment.

15.       DEATH

          If the employment of an Eligible Employee is terminated by death prior to the end of the Option Period, the executors or administrators of such deceased Eligible Employee or any person or persons who shall have acquired the Option directly from such deceased Eligible Employee by bequest or inheritance may elect, at any time within six (6) months after such Eligible Employee's death, but in no event after the expiration of a period of 27 months after the Date of Grant (1) to pay the amount due, or (2) to cancel the Eligible Employee's Acceptance of Option in accordance with the provisions of Section 12. In the event an election is made to pay the amount due, the Date of Exercise, with respect to the deceased Eligible Employee's Option, shall be the date on which such payment is made.

16.       APPLICATION OF FUNDS

          All funds received by The Bank of Glen Burnie in payment for Shares purchased under the Plan may be used for any valid corporate purpose.

17.       NOTICE OF DISPOSITION BY ELIGIBLE EMPLOYEE

          Any Eligible Employee who shall dispose of any Shares received under the Plan within the later of two years from Date of Grant or one year from Date of Exercise shall notify the Cashier of The Bank of Glen Burnie as to the date of disposition, the sale price (if any), and number of Shares involved.

18.       COMMENCEMENT OF PLAN

          The Plan shall not take effect until approved by the holders of the majority of the Shares of the Common Stock of The Bank of Glen Burnie present, in person or by proxy, and entitled to vote at a duly held stockholders' meeting, which approval must occur within the period beginning twelve months before and ending twelve months after the date the Plan is adopted by the Board.

19.       GOVERNMENTAL APPROVALS OR CONSENTS

          The Plan and any Options granted thereunder are subject to any governmental approvals or consent that may be or become applicable in connection therewith. The Board may make such changes in the Plan and include such terms in any Option granted under the Plan as may be necessary or desirable, in the opinion of counsel of The Bank of Glen Burnie to comply with the rules or regulations of any governmental authority, or to be eligible for tax benefits under the Internal Revenue Code or the laws of any state.

20.       AUTHORITY TO AMEND, SUSPEND, OR TERMINATE PLAN

          The Board may, insofar as permitted by law, from time to time, with respect to any Shares at any time not subject to Options, suspend or discontinue the Plan or revise or amend it in any respect whatsoever except that, without the approval of the holders of the majority of the outstanding Shares of Common stock of Glen Burnie Bancorp no such revision or amendment shall change the number of Shares subject to the Plan or permit granting of Options under the Plan to persons other than the employees of The Bank of Glen Burnie.

Furthermore, the Plan may not, without the approval of the holders of the majority of the outstanding Shares of the Common Stock of Glen Burnie Bancorp be amended in any manner that will cause Options issued under it to fail to meet the requirements of an Employee Stock Purchase Plan as defined in Section 423 of the Internal Revenue Code.

21.       EMPLOYMENT RIGHTS NOT CONFERRED BY PLAN

          Neither the establishment nor any continuance of the Plan, nor the granting of Options thereunder, shall be construed as conferring any legal rights upon any Eligible Employee or other employee for a continuation of employment, nor shall such establishment, continuance or granting of Options interfere with the rights of The Bank of Glen Burnie to discharge any Eligible Employee or other employee.