Form 10-Q
period 2002-06-30
GLEN BURNIE BANCORP
filed 2002-08-07
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2002

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

At July 26, 2002, the number of shares outstanding of the registrant's common stock was 1,669,907.

                               TABLE OF CONTENTS




Part I - Financial Information                                             Page
                                                                           ----

         Item 1.    Financial Statements:
         -------
                    Condensed Consolidated Balance Sheets,
                    June 30, 2002 (unaudited) and December
                    31, 2001 (audited)                                       3

                    Condensed Consolidated Statements of Income
                    for the Three and Six Months Ended June 30, 2002
                    and 2001 (unaudited)                                     4

                    Condensed Consolidated Statements of Comprehensive
                    Income for the Three and Six Months Ended
                    Months Ended June 30, 2002 and 2001 (unaudited)          5

                    Condensed Consolidated Statements of Cash
                    Flows for the Six Months Ended June 30, 2002
                    and 2001 (unaudited)                                     6

                    Notes to Unaudited Condensed Consolidated
                    Financial Statements                                     7

         Item 2.    Management's Discussion and Analysis of
         -------    Financial Condition and Results of Operations            9

         Item 3.    Quantitative And Qualitative Disclosure
         -------    About Market Risk                                       13




Part II - Other Information

         Item 4.    Submission of Matters to a Vote of
                    Security Holders                                        14
         -------

         Item 6.    Exhibits and Reports on Form 8-K                        14
         -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                        June 30, 2002       December 31,
                                                                                        -------------       ------------
                                     ASSETS                                              (unaudited)            2001
                                                                                                                ----

Cash and due from banks                                                                     $7,845           $10,888
Interest-bearing deposits in other financial institutions                                      377             1,879
Federal funds sold                                                                           5,672             5,453
                                                                                            ------           -------
       Cash and cash equivalents                                                            13,894            18,220
Certificates of deposit in other financial institutions                                        100               100
Investment securities available for sale, at fair value                                     71,327            55,548
Investment securities held to maturity, at cost
   (fair value June 30: $14,140;  December 31: $16,881)                                     13,669            16,517
Federal Home Loan Bank stock, at cost                                                          703               652
Common Stock in the Glen Burnie Statutory Trust I                                              155               155
Loans, less allowance for credit losses
   (June 30: $2,766; December 31: $2,938)                                                  161,286           164,569
Premises and equipment, at cost, less accumulated depreciation                               3,766             3,887
Other real estate owned                                                                        417               420
Other assets                                                                                 3,159             3,294
                                                                                          --------          --------
                   Total assets                                                           $268,476          $263,362
                                                                                          ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                                  $233,275          $229,307
Short-term borrowings                                                                          630               882
Long-term borrowings                                                                         7,263             7,275
Other liabilities                                                                            2,150             2,881
                                                                                          --------          --------
                   Total liabilities                                                       243,318           240,345
                                                                                          --------          --------

Guaranteed preferred beneficial interests in Glen Burnie Bancorp
   junior subordinated debentures                                                            5,155             5,155
                                                                                          --------          --------

STOCKHOLDERS' EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
   Issued and outstanding: June 30: 1,669,907 shares;
   December 31: 1,663,560 shares                                                             1,670             1,664
Surplus                                                                                     10,527            10,390
Retained earnings                                                                            7,212             5,971
Accumulated other comprehensive income (loss), net of tax                                      594             (163)
                                                                                          --------          --------
                   Total stockholders' equity                                               20,003            17,862
                                                                                          --------          --------
                   Total liabilities and stockholders' equity                             $268,476          $263,362
                                                                                          ========          ========

                See accompanying notes to condensed consolidated
                             financial statements.



                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                                                  Three Months Ended June 30      Six Months Ended June 30
                                                                  --------------------------      ------------------------
                                                                      2002           2001            2002        2001
                                                                      ----           ----            ----        ----
Interest income on:
   Loans, including fees                                            $3,091          $3,249          $6,206         $6,535
   U.S. Treasury and U.S. Government agency securities                 674             651           1,279          1,293
   State and Municipal securities                                      281             167             539            291
   Other                                                               132             236             275            475
                                                                    ------          ------          ------         ------
       Total interest income                                         4,178           4,303           8,299          8,594
                                                                    ------          ------          ------         ------

Interest expense on:
   Deposits                                                          1,039           1,384           2,163          2,872
   Short-term borrowings                                                 1               4               3             11
   Long-term borrowings                                                107              73             213            181
   Junior subordinated debentures                                      137             137             273            278
                                                                    ------          ------          ------         ------
       Total interest expense                                        1,284           1,598           2,652          3,342
                                                                    ------          ------          ------         ------

          Net interest income                                        2,894           2,705           5,647          5,252

Provision for credit losses                                              0               0               0              0
                                                                    ------          ------          ------         ------

          Net interest income after provision for credit             2,894           2,705           5,647          5,252
          losses                                                    ------          ------          ------         ------


Other income:
   Service charges on deposit accounts                                 251             248             500            480
   Other fees and commissions                                          148             141             286            282
   Other non-interest income                                             1               9               4             16
   Gain on termination of post-retirement plan                           0               0             764              0
   Gains on investment securities                                        2              29               6             47
                                                                    ------          ------          ------         ------
       Total other income                                              402             427           1,560            825
                                                                    ------          ------          ------         ------

Other expenses:
   Salaries and employee benefits                                    1,494           1,434           2,918          2,825
   Occupancy                                                           146             117             292            281
   Other expenses                                                      894           1,096           1,794          1,887
                                                                    ------          ------          ------         ------
       Total other expenses                                          2,534           2,647           5,004          4,993
                                                                    ------          ------          ------         ------

Income before income taxes                                             762             485           2,203          1,084

Income tax expense                                                     175             108             628            275
                                                                    ------          ------          ------         ------

Net income                                                          $  587          $  377          $1,575         $  809
                                                                    ======          ======          ======         ======

Basic and diluted earnings per share of common stock                $  .35          $  .23          $  .94         $  .50
                                                                    ======          ======          ======         ======

Weighted average shares of common stock outstanding              1,666,052       1,654,051       1,664,911      1,655,578
                                                                 =========       =========       =========      =========
Dividends declared per share of common stock                        $  .10          $  .10          $  .20         $  .20
                                                                    ======          ======          ======         ======

                See accompanying notes to condensed consolidated
                             financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                                       Three Months Ended June 30      Six Months Ended June 30
                                                       --------------------------      ------------------------
                                                            2002           2001            2002        2001
                                                            ----           ----            ----        ----

Net income                                                  $587           $377          $1,575        $809

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

       Unrealized holding gains (losses) arising
       during period                                         995            (59)            759         100

       Reclassification adjustment for gains
       included in net income                                 (1)           (18)             (2)        (29)
                                                          ------           ----          ------        ----

Comprehensive income                                      $1,581           $300          $2,332        $880
                                                          ======           ====          ======        ====


                See accompanying notes to condensed consolidated
                             financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
                                                                                            2002             2001
                                                                                            ----             ----

Cash flows from operating activities:
Net income                                                                                $1,575             $809
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                  53              292
   Compensation expense from vested stock options                                             39                0
   Provision for credit losses                                                                 0                0
   Gains on disposals of assets, net                                                          (3)               0
   Changes in assets and liabilities:
      (Increase) decrease in other assets                                                   (411)            (124)
      (Decrease) increase in other liabilities                                              (703)            (759)
                                                                                         -------          -------

Net cash provided by operating activities                                                    550              218
                                                                                         -------          -------

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities                            4,687            2,081
    Proceeds from disposals of investment securities                                       4,136            4,500
    Purchases of investment securities                                                   (20,204)         (12,254)
    Purchase of Federal Home Loan Bank stock                                                 (51)               0
    Decrease in loans, net                                                                 3,283            2,340
    Purchases of premises and equipment                                                     (176)            (303)
    Proceeds from sale of other real estate                                                    3                2
                                                                                         -------          -------

Net cash used by investing activities                                                     (8,322)          (3,634)
                                                                                         -------          -------

Cash flows from financing activities:
    Increase in deposits, net                                                              3,968            8,880
    Increase (decrease) in short-term borrowings                                            (252)             360
    Repayment of long-term borrowings                                                        (12)             (11)
    Dividends paid                                                                          (362)            (380)
    Common stock dividends reinvested                                                         72               39
    Issuance of common stock                                                                  32                0
    Repurchase and retirement of common stock                                                  0             (149)
                                                                                         -------          -------

Net cash provided by financing activities                                                  3,446            8,739
                                                                                         -------          -------

Increase (decrease) in cash and cash equivalents                                          (4,326)           5,323

Cash and cash equivalents, beginning of year                                              18,220           15,509
                                                                                         -------          -------

Cash and cash equivalents, end of period                                                 $13,894          $20,832
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


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2002 and 2001.

     Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - PRIOR YEAR'S ADJUSTMENTS

     The results for the three and six months ended June 30, 2001 have been restated to reflect a positive amendment to the Company's post-retirement health insurance benefit plan effective during the first quarter of 2001 and reported in the Company's audited financial statements for the year ended December 31, 2001.

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

                                                                 Three Months Ended         Six Months Ended
                                                                   June 30, 2002             June 30, 2002
                                                                 ------------------         ----------------
    Diluted:
      Net income                                                       $ 587,000                $1,575,000
      Weighted average common shares outstanding                       1,666,052                 1,664,911
      Dilutive effect of stock options                                     2,573                     1,286
                                                                       ---------                ----------
      Average common shares outstanding - diluted                      1,668,625                 1,666,197
      Diluted net income per share                                         $0.35                     $0.94

     Diluted earnings per share calculations were not required for the three and six months ended June 30, 2001 since there were no options outstanding.

NOTE 4 - EMPLOYEE STOCK PURCHASE BENEFIT PLANS

     The Company has an employee  stock  purchase  compensation  plan.  The Bank applies Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for this plan. Compensation cost of $39,000 has been recognized in the second quarter of 2002. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

     During the second quarter of 2002, the Board of Directors finalized additional options to be granted under this plan at $13.77 per share for a period of 23 months, expiring August, 2003. As of June, 2002, 7,765 options had been granted under this plan.

NOTE 5 - COMMITMENT AND CONTINGENCY

     In May 2002, the Bank entered into an operating lease agreement for a new branch. The lease is for a term of five years beginning October 2002, and the rent is $2,500 per month. The Bank will also be required to pay all maintenance costs and property taxes associated with the location.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic efforts that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

     The amendment to SFAS 13 is effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. In management's opinion, the Company and Bank are currently in compliance with all applicable provisions of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $587,000 ($.35 basic and diluted earnings per share) for the second quarter of 2002, compared to second quarter 2001 consolidated net income of $377,000 ($0.23 basic and diluted earnings per share). The increase in consolidated net income was due to a reduction in interest expense and other expenses, partially offset by a decline in interest income.

     Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2002 was $2,894,000 and $5,647,000, respectively, compared to $2,705,000 and
$5,252,000 for the same periods in 2001, an increase of $189,000 (or 6.99%) for the three-month period, and an increase of $395,000 (or 7.52%) for the six-month period. These increases were primarily attributable to a decline in rates paid on deposits.

     Interest income decreased $125,000 (2.90%) for the three months ended June 30, 2002, and decreased $295,000 (3.43%) for the six months ended June 30, 2002, compared to the same periods in 2001. The decrease for the three-month and six-month period was primarily due to declining outstanding balances on loans and declining interest rate environment partially offset by increased income on state and municipal securities. Interest income on loans decreased $158,000 (4.86%) for the three months ended June 30, 2002, and decreased $329,000 (5.03%) for the six months ended June 30, 2002, compared to the same periods in 2001.

     Interest expense decreased $314,000 (19.65%) for the three months ended June 30, 2002, and decreased $690,000 (20.65%) for the six months ended June 30, 2002, compared to the 2001 periods, due to an overall decline in interest rates paid on deposits as a result of the declining interest rate environment.

     Net interest margins for the three and six months ended June 30, 2002 were 5.07% and 4.98%, respectively, compared to tax equivalent net interest margins of 4.91% and 4.85%, for the three and six month periods ended June 30, 2001. The increases in net interest margins for the three and six month periods ended June 30, 2002 were primarily due to a decrease in interest expenses.

     Provision For Credit Losses. The Company made no additional provision for credit losses during the three and six month periods ended June 30, 2002 and 2001. As of June 30, 2002, the allowance for credit losses equaled 693.23% of non-accrual and past due loans compared to 445.30% at December 31, 2001 and 1,049.68% at June 30, 2001. During the three and six month periods ended June 30, 2002, the Company recorded net charge-offs of $66,000 and $172,000, respectively, compared to net charge-offs of $35,000 and $89,000, respectively, during the corresponding periods of the prior year. On an annualized basis, net charge-offs for the 2002 period represent .21% of the average loan portfolio.

     Other Income. Other income for the three month period decreased from $427,000 at June 30, 2001, to $402,000 at June 30, 2002, a decline of $25,000
(5.85%). For the six month period, other income increased from $825,000 at June 30, 2001 to $1,560,000 at June 30, 2002, an increase of $735,000 (89.1%). The decrease for the three month period was due to a decline in gains on investment securities. The increase for the six month period is primarily due to a gain of $764,000 arising from the positive amendment on the Bank's post-retirement health insurance benefit plan which was recognized in the first quarter of 2002.

     Other Expense. Other expenses for the three month period decreased from $2,647,000 at June 30, 2001, to $2,534,000 at June 30, 2002, a decline of
$113,000 (4.27%). For the six month period, other expenses increased from $4,993,000 at June 30, 2001 to $5,004,000 at June 30, 2002, an increase of
$11,000 (0.22%). The decline for the three month period was due to a $70,000 legal settlement recognized in the second quarter 2001 and an overall general decrease in various other expenses.

     Income Taxes. During the three and six months ended June 30, 2002, the Company recorded income tax expense of $175,000 and $628,000, respectively, compared to an income tax expense of $108,000 and $275,000, respectively, for the corresponding periods of the prior year. The increase in income tax expenses reflect the Company's earnings [plus an increased tax advantaged portfolio in the investment securities during the current year's periods]. The Company's effective tax rate for the three and six month periods in 2002 were 22.97% and 28.51%, respectively, compared to 22.27% and 25.37%, respectively, for the prior year periods.

FINANCIAL CONDITION

     General. The Company's assets increased to $268,476,000 at June 30, 2002 from $263,362,000 at December 31, 2001 primarily due to an increase in investment securities available for sale, partially offset by a decrease in loans and cash and cash equivalents. The Bank's net loans totaled $161,286,000 at June 30, 2002, compared to $164,569,000 at December 31, 2001, a decrease of $3,283,000 (1.99%), primarily attributable to a decline in the portfolio of indirect loans.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $84,996,000 at June 30, 2002, a $12,931,000 or 17.94% increase from $72,065,000 at December 31, 2001. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2002, totaled $13,894,000, a decrease of $4,326,000 (23.74%) from the December 31, 2001 total of $18,220,000. The aggregate market value of investment securities held by the Bank as of June 30, 2002 was $85,467,000 compared to $72,429,000 as of December 31, 2001, a
$13,038,000 (18.0%) increase.

     Deposits as of June 30, 2002 totaled $233,275,000 which is an increase of $3,968,000 (1.73%) from $229,307,000 at December 31, 2001. Demand deposits as of
June 30, 2002 totaled  $58,290,000  which is an increase of  $2,605,000  (4.68%)
from $55,685,000 at December 31, 2001. NOW accounts as of June 30, 2002 totaled $21,823,267 which is a decrease of $572,436 (2.56%) from $22,395,703 at December
31, 2001. Money market accounts as of June 30, 2002 totaled $19,632,095, which is a decrease of $994,154 (4.82%), from $20,626,249 at December 31, 2001.
Savings deposits as of June 30, 2002 totaled $45,631,973, an increase of $3,287,013 (7.76%) from $42,344,960 at December 31, 2001. Certificates of deposit over $100,000 totaled $17,037,128 on June 30, 2002, a decrease of $598,338 (3.4%) from $17,635,466 at December 31, 2001. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $70,241,820 on June 30, 2002, a $377,412 (.53%) decrease from the $70,619,232 total at December 31, 2001.

     Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.


                                                                                        At June 30        At December 31,
                                                                                        ----------        ---------------
                                                                                           2002                 2001
                                                                                           ----                 ----
                                                                                             (Dollars in Thousands)

Restructured loans                                                                         $ 39                 $  0
                                                                                           ====                 ====

Non-accrual loans:
   Real estate - mortgage:
     Residential                                                                           $269                $284
     Commercial                                                                               8                 189
   Real estate - construction                                                                 0                   0
   Installment                                                                               59                  88
   Credit card & related                                                                      0                   0
   Commercial                                                                                21                  40
                                                                                           ----                ----
       Total non-accrual loans                                                              357                 601
                                                                                           ----                ----

Accruing loans past due 90 days or more: Real estate - mortgage:
     Residential                                                                             42                  45
     Commercial                                                                               0                   0
   Real estate - construction                                                                 0                   0
   Installment                                                                                0                  13
   Credit card & related                                                                      0                   1
   Commercial                                                                                 0                   0
   Other                                                                                      0                   0
                                                                                           ----                ----
       Total accruing loans past due 90 days or more                                         42                  59
                                                                                           ----                ----

       Total non-accrual and past due loans                                                $399                $660
                                                                                           ====                ====

Non-accrual and past due loans to gross loans                                              0.24%               0.39%
                                                                                           ====                ====

Allowance for credit losses to non-accrual and past due loans                            693.23%             445.30%
                                                                                         ======              ======

     At June 30, 2002, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses for the six months ended June 30, 2002 and 2001 were as follows:

                                                                                                  Six Months Ended
                                                                                                       June 30
                                                                                                  2002        2001
                                                                                                  ----        ----
                                                                                               (Dollars in Thousands)

Beginning balance                                                                               $2,938      $3,385

Charge-offs                                                                                       (323)       (265)
Recoveries                                                                                         151         176
                                                                                                ------      ------
Net charge-offs                                                                                   (172)        (89)
Provisions charged to operations                                                                     0           0
                                                                                                ------      ------
Ending balance                                                                                  $2,766      $3,296
                                                                                                ======      ======

Average loans                                                                                 $162,366    $158,869
Net charge offs to average loans (annualized)                                                     0.21%       0.11%

     Reserve for Unfunded Commitments. As of June 30, 2002, the Bank had outstanding commitments totaling $14,286,021. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank's allowance for credit losses arising from these unfunded commitments:

                                                                                                  Six Months Ended
                                                                                                       June 30
                                                                                                  2002        2001
                                                                                                  ----        ----
                                                                                               (Dollars in Thousands)


Beginning balance                                                                                 $150          $0

Provisions charged to operations                                                                     0           0
                                                                                                  ----        ----
Ending balance                                                                                    $150        $  0
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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold),  as of June 30,  2002,  totaled  $13,894,000  a  decrease  of  $4,326,000
(23.74%) from the December 31, 2001 total of $18,220,000.

     As of June 30, 2002, the Bank was permitted to draw on a $31,600,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans. As of June 30, 2002, a $7.0 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of June 30, 2002, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

     The Company's stockholders' equity increased by $2,141,000 or 11.9%, during the six months ended June 30, 2002, due to earnings, partially offset by decreases in equity accounts from dividend distributions. The Company's accumulated other comprehensive income net of tax increased by $757,000 from $163,000 loss at December 31, 2001 to $594,000 income at June 30, 2002, as a result of unrealized holding gains relating to securities held for investment arising during the period. Retained earnings increased by $1,241,000 during the six month period as the result of earnings during the period, partially offset by dividends. In addition, $72,289 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 2002, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.20%, a Tier 1 risk-based capital ratio of 14.18% and a total risk-based capital ratio of 15.43%.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 9, 2002, the Company held its Annual Meeting of Stockholders. The only matters submitted to the stockholders for a vote were the election of four directors and the authorization of the Board of Directors to select an outside auditing firm for the Company's fiscal year ending December 31, 2002. The nominees submitted for election as directors were John E. Demyan, Theodore L. Bertier, Jr., F. W. Kuethe, III, and Mary Lou Wilcox.

     At the Meeting, at least 1,338,857 shares were voted in favor of each nominee, no more than 138 shares were voted to withhold approval of any director. As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified. Directors not up for re-election and continuing in office after the Meeting are: Charles L. Hein, Alan E. Hahn, Shirley E. Boyer, John I. Young, F. William Kuethe, Jr., William N. Scherer, Sr., Thomas Clocker, and Karen Thorwarth.

     At the Meeting, 1,205,415 shares were voted in favor of authorizing the Board of Directors to select an outside auditing firm for the Company's fiscal year ending December 31, 2002, 174,124 shares voted to withhold authorization, and 4,803 shares abstained.

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

10.1 Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 33-62280)

10.2 The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 333-46943)

10.3      Change-in-Control Severance Plan (incorporated by reference to Exhibit
          10.3 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)

10.4 The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)

99.1 Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K:

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GLEN BURNIE BANCORP
                                           (Registrant)


Date: August 6, 2002                       By:   /s/ F. William Kuethe, Jr.
                                              ----------------------------------
                                              F. William Kuethe, Jr.
                                              President, Chief Executive Officer


                                           By:  /s/ John E. Porter
                                              ----------------------------------
                                              John E. Porter
                                              Chief Financial Officer

                                                                    Exhibit 99.1




                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Glen Burnie Bancorp (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.




Date: August 6, 2002                            /s/ F. William Kuethe, Jr.
                                           -------------------------------------
                                           F. William Kuethe, Jr.
                                           President, Chief Executive Officer


                                                /s/ John E. Porter
                                           -------------------------------------
                                           John E. Porter
                                           Chief Financial Officer