Form 10-Q
period 2002-09-30
GLEN BURNIE BANCORP
filed 2002-11-01
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2002

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

At October 29, 2002, the number of shares outstanding of the registrant's common stock was 1,672,928.

                                TABLE OF CONTENTS




Part I - Financial Information                                              Page
                                                                            ----

         Item 1.   Financial Statements:
         -------

                   Condensed Consolidated Balance Sheets, September
                   30, 2002 (unaudited) and December 31, 2001 (audited)       3

                   Condensed Consolidated Statements of Income
                   for the Three and Nine Months Ended September
                   30, 2002 and 2001 (unaudited)                              4

                   Condensed Consolidated Statements of Comprehensive
                   Income for the Three and Nine Months Ended
                   September 30, 2002 and 2001 (unaudited)                    5

                   Condensed Consolidated Statements of Cash Flows
                   for the Nine Months Ended September 30, 2002
                   and 2001 (unaudited)                                       6

                   Notes to Unaudited Condensed Consolidated
                   Financial Statements                                       7

         Item 2.   Management's Discussion and Analysis of
         -------   Financial Condition and Results of Operations              9

         Item 3.   Quantitative and Qualitative Disclosure                   13
         -------   about Market Risk

         Item 4.   Controls and Procedures                                   13
         -------



Part II - Other Information

         Item 6.    Exhibits and Reports on Form 8-K                         14
         -------

                    Signatures                                               15
                    Certifications                                           16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  September 30, 2002       December 31,

                                                                                  ------------------       ------------
                                    ASSETS                                           (unaudited)               2001
                                                                                                               ----

Cash and due from banks                                                                 $11,207              $10,888
Interest-bearing deposits in other financial institutions                                   138                1,879
Federal funds sold                                                                        5,266                5,453
                                                                                        -------              -------
       Cash and cash equivalents                                                         16,611               18,220
Certificates of deposit in other financial institutions                                     100                  100
Investment securities available for sale, at fair value                                  87,059               55,548
Investment securities held to maturity, at cost
   (fair value September 30: $10,191;  December 31: $16,881)                              9,749               16,517
Federal Home Loan Bank stock, at cost                                                       703                  652
Common Stock in the Glen Burnie Statutory Trust I                                           155                  155
Loans, less allowance for credit losses
   (September 30: $2,682; December 31: $2,938)                                          160,929              164,569
Premises and equipment, at cost, less accumulated depreciation                            3,703                3,887
Other real estate owned                                                                     416                  420
Other assets                                                                              3,099                3,294
                                                                                       --------             --------
                   Total assets                                                        $282,524             $263,362
                                                                                       ========             ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                               $241,853             $229,307
Short-term borrowings                                                                     3,814                  882
Long-term borrowings                                                                      7,257                7,275
Other liabilities                                                                         2,935                2,881
                                                                                        -------              -------
                  Total liabilities                                                     255,859              240,345
                                                                                        -------              -------

Guaranteed preferred beneficial interests in Glen Burnie Bancorp
   junior subordinated debentures                                                         5,155                5,155
                                                                                        -------              -------

STOCKHOLDERS' EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
   Issued and outstanding: September 30: 1,672,928 shares;
   December 31: 1,663,560 shares                                                          1,673                1,664
Surplus                                                                                  10,571               10,390
Retained earnings                                                                         7,703                5,971
Accumulated other comprehensive income (loss), net of tax                                 1,563                 (163)
                                                                                       --------             --------
                   Total stockholders' equity                                            21,510               17,862
                                                                                       --------             --------
                   Total liabilities and stockholders' equity                          $282,524             $263,362
                                                                                       ========             ========

                See accompanying notes to condensed consolidated
                             financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                               Three Months Ended September 30  Nine Months Ended September 30
                                                               -------------------------------  ------------------------------
                                                                      2002           2001             2002           2001
                                                                      ----           ----             ----           ----
Interest income on:
   Loans, including fees                                            $3,092         $3,336           $9,298         $9,871
   U.S. Treasury and U.S. Government agency securities                 720            567            1,999          1,860
   State and Municipal securities                                      316            209              855            500
   Other                                                               122            185              397            660
                                                                    ------         ------           ------         ------
       Total interest income                                         4,250          4,297           12,549         12,891
                                                                    ------         ------           ------         ------

Interest expense on:
   Deposits                                                          1,055          1,346            3,218          4,218
   Short-term borrowings                                                 2              4                5             15
   Long-term borrowings                                                108            141              321            322
   Junior subordinated debentures                                      137            136              410            414
                                                                    ------         ------           ------         ------
       Total interest expense                                        1,302          1,627            3,954          4,969
                                                                    ------         ------           ------         ------

          Net interest income                                        2,948          2,670            8,595          7,922

Provision for credit losses                                              0              0                0              0
                                                                    ------         ------           ------         ------
          Net interest income after provision for credit losses      2,948          2,670            8,595          7,922
                                                                    ------         ------           ------         ------

Other income:
   Service charges on deposit accounts                                 261            227              761            707
   Other fees and commissions                                          158            152              444            434
   Other non-interest income                                             3              3                7             19
   Gain on termination of post-retirement plan                           0              0              764              0
   Gains on investment securities                                       42            137               48            184
                                                                    ------         ------           ------         ------
       Total other income                                              464            519            2,024          1,344
                                                                    ------         ------           ------         ------

Other expenses:
   Salaries and employee benefits                                    1,464          1,404            4,382          4,229
   Occupancy                                                           142            160              434            441
   Other expenses                                                      888            800            2,682          2,687
                                                                    ------         ------           ------         ------
       Total other expenses                                          2,494          2,364            7,498          7,357
                                                                    ------         ------           ------         ------

Income before income taxes                                             918            825            3,121          1,909

Income tax expense                                                     227            239              855            514
                                                                    ------         ------           ------         ------

Net income                                                            $691           $586           $2,266         $1,395
                                                                      ====           ====           ======         ======

Basic and diluted earnings per share of common stock                 $0.41          $0.35            $1.36          $0.85
                                                                     =====          =====            =====          =====

Weighted average shares of common stock outstanding              1,670,221      1,656,898        1,666,681      1,655,945
                                                                 =========      =========        =========      =========
Dividends declared per share of common stock                         $0.12          $0.10            $0.32          $0.30
                                                                     =====          =====            =====          =====

                See accompanying notes to condensed consolidated
                             financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                                        Three Months Ended             Nine Months Ended
                                                        ------------------             -----------------
                                                           September 30                   September 30
                                                                                          ------------
                                                        2002          2001             2002          2001
                                                        ----          ----             ----          ----

Net income                                              $691          $586            $2,266        $1,395

Other comprehensive income, net of tax

   Unrealized gains securities:

      Unrealized holding gains
        arising during period                            991           228             1,750           319

      Reclassification adjustment for gains
        included in net income                           (22)          (22)              (22)         (104)
                                                      ------          ----            ------        ------
Comprehensive income                                  $1,660          $730            $3,992        $1,610
                                                      ======          ====            ======        ======


                See accompanying notes to condensed consolidated
                             financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                             2001              2002
                                                                                             ----              ----
Cash flows from operating activities:
Net income                                                                                 $2,266            $1,395
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                 (332)              316
   Compensation expense from vested stock options                                              39                 0
   Provision for credit losses                                                                  0                 0
    Gains on disposals of assets, net                                                         (45)             (184)
Changes in assets and liabilities:
   (Increase) decrease in other assets                                                       (960)              (68)
   (Decrease) increase in other liabilities                                                    49              (302)
                                                                                           ------            ------
Net cash provided by operating activities                                                   1,017             1,157
                                                                                           ------            ------

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities (includes                   8,336             3,470
    paydowns)
    Proceeds from disposals of investment securities                                        9,460            16,934
    Purchases of investment securities                                                    (38,809)          (25,407)
    Purchase of Federal Home Loan Bank stock                                                  (51)                0
    Decrease (increase) in loans, net                                                       3,640            (5,023)
    Purchases of premises and equipment                                                      (288)             (388)
    Proceeds from sale of other real estate                                                     4                 3
                                                                                          -------           -------
Net cash used by investing activities                                                     (17,708)          (10,411)
                                                                                          -------           -------
Cash flows from financing activities:
    Increase in deposits, net                                                              12,546            13,988
    Increase in short-term borrowings                                                       2,932               338
    Repayment of long-term borrowings                                                         (18)              (17)
    Dividends paid                                                                           (529)             (547)
    Common stock dividends reinvested                                                         115                77
    Issuance of common stock                                                                   36                 0
    Repurchase and retirement of common stock                                                   0              (149)
                                                                                           ------            ------
Net cash provided by financing activities                                                  15,082            13,690
                                                                                           ------            ------

Increase (decrease) in cash and cash equivalents                                           (1,609)            4,436

Cash and cash equivalents, beginning of year                                               18,220            15,509
                                                                                          -------           -------

Cash and cash equivalents, end of period                                                  $16,611           $19,945
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


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2002 and 2001.

     Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - PRIOR YEAR'S ADJUSTMENTS

     The results for the three and nine months ended September 30, 2001 have been restated to reflect a positive amendment to the Company's post-retirement health insurance benefit plan effective during the first quarter of 2001 and reported in the Company's audited financial statements for the year ended December 31, 2001.

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

                                                                 Three Months Ended        Nine Months Ended
                                                                 September 30, 2002        September 30, 2002
                                                                 ------------------        ------------------
    Diluted:
      Net income                                                      $691,000                  $2,266,000
      Weighted average common shares outstanding                     1,670,221                   1,666,681
      Dilutive effect of stock options                                   5,186                       2,587
                                                                     ---------                  ----------
      Average common shares outstanding - diluted                    1,675,407                   1,669,268
      Diluted net income per share                                       $0.41                       $1.36

     Diluted earnings per share calculations were not required for the three and nine months ended September 30, 2001 since there were no options outstanding.

NOTE 4 - EMPLOYEE STOCK PURCHASE BENEFIT PLANS

     The Company has an employee  stock  purchase  compensation  plan.  The Bank applies Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for this plan. Compensation cost of $39,000 has been recognized in the second quarter of 2002. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income. As of September 30, 2002, 5,070 options were still outstanding under this plan.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement changes the current practice of accounting for these transactions by changing the timing of the recognition of exit or disposal costs and generally requires such costs to be recognized when the liability is incurred rather than on the date the entity commits to a plan of exit or disposal. It also requires such liabilities to be measured at fair value.

     The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. In management's opinion, the Company and the Bank are currently in compliance with all applicable provisions of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $691,000 ($0.41 basic and diluted earnings per share) for the third quarter of 2002, compared to third quarter 2001 consolidated net income of $586,000 ($0.35 basic and diluted earnings per share). This increase was primarily due to a decrease in interest expense. Year-to-date consolidated net income for the nine months ended September 30, 2002 was $2,266,000 ($1.36 basic and diluted earnings per share), compared to $1,395,000 ($0.85 basic and diluted earnings per share) for the nine months ended September 30, 2001.

     Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2002 was $2,948,000 and $8,595,000, respectively, compared to $2,670,000 and
$7,922,000, respectively, for the same periods in 2001, an increase of $278,000 (10.41%) for the three month period, and an increase of $673,000 (8.50%) for the nine month period. The increase in net interest income for the three and nine month period was primarily attributable to an increase in the interest earned on securities and a decline in the rates paid on interest-bearing deposits.

     Interest income decreased $47,000 (1.09%) for the three months ended September 30, 2002 and decreased $342,000 (2.65%) for the nine months ended
September 30, 2002, compared to the same periods in 2001. The decrease in interest income were attributable to declining loan balances partially offset by increases in income from securities. Interest income on loans decreased $244,000 (7.31%) for the three months ended September 30, 2002, and decreased $573,000 (5.80%) for the nine months ended September 30, 2002, compared to the same periods in 2001.

     Interest  expense  decreased  $325,000  (19.99%) and  $1,015,000  (20.43%), respectively, for the three and nine months ended September 30, 2002 compared to the 2001 periods. For both periods the decrease was due to a decline in interest rates paid on deposits.

     Net interest margins for the three and nine months ended September 30, 2002 were 4.89% and 4.93%, respectively, compared to tax equivalent net interest margins of 5.08% and 5.14% for the three and nine months ended September 30, 2001, respectively. The decrease in net interest margins for the three and nine months ended September 30, 2001 were primarily due to a continuing decline in the yield on earning assets.

     Provision For Credit Losses. The Company made no additional provision for credit losses during the three and nine month periods ended September 30, 2002 and 2001. As of September 30, 2002, the allowance for credit losses equaled 779.65% of non-accrual and past due loans compared to 445.30% at December 31, 2001 and 1,122.68% at September 30, 2001. During the three and nine month periods ended September 30, 2002, the Company recorded net charge-offs of $84,000 and $256,000, respectively, compared to net chargeoffs of $126,000 and $215,000, respectively, during the corresponding periods of the prior year. On an annualized basis, net chargeoffs for the 2002 period represent .21% of the average loan portfolio.

     Other Income. Other income for the three month period decreased from $519,000 at September 30, 2001, to $464,000 at September 30, 2002, a decline of $55,000 (10.60%). For the nine month period, other income increased from $1,344,000 at September 30, 2001 to $2,024,000 at September 30, 2002, an
increase of $680,000 (50.60%). The decrease for the three month period was due to decrease in gains on investments, partially offset by an increase in service charges. The increase for the nine month period is primarily due to a gain of $764,000 from the positive amendment on the Bank's post-retirement health insurance benefit plan.

     Other Expense. Other expenses for the three month period increased from $2,364,000 at September 30, 2001, to $2,494,000 at September 30, 2002, an
increase of $130,000 (5.5%). For the nine month period, other expenses increased from $7,357,000 at September 30, 2001 to $7,498,000 at September 30, 2002, an
increase of $141,000 (1.9%). The increase for both the three and nine month periods was due to an increase on salaries and employee benefits.

     Income Taxes. During the three and nine months ended September 30, 2002, the Company recorded income tax expense of $227,000 and $855,000, respectively, compared to an income tax expense of $239,000 and $514,000, respectively, for the corresponding periods of the prior year. The Company's effective tax rate for the three and nine month periods in 2002 were 24.7% and 27.4%, respectively, compared to 29% and 26.9%, respectively, for the prior year periods.

FINANCIAL CONDITION

     General. The Company's assets increased to $282,524,000 at September 30, 2002 from $263,362,000 at December 31, 2001 primarily due to an increase in investment securities available for sale, partially offset by a decrease in investment securities held to maturity, loans and cash and cash equivalents. The Bank's net loans totaled $160,929,000 at September 30, 2002, compared to $164,569,000 at December 31, 2001, a decrease of $3,640,000 (2.21%), primarily attributable to a decline in the portfolio of indirect loans.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $96,808,000 at September 30, 2002, a $24,743,000 or 34.33%
increase from $72,065,000 at December 31, 2001. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2002, totaled $16,611,000, a decrease of $1,609,000 (8.83%) from the December 31, 2001 total of $18,220,000. The aggregate market value of investment securities held by the Bank as of September 30, 2002 was $97,250,000 compared to $72,429,000 as of December 31, 2001, a $24,821,000 (34.2%) increase.

     Deposits as of September 30, 2002 totaled $241,853,000 which is an increase of $12,546,000 (5.47%) from $229,307,000 at December 31, 2001. Demand deposits as of September 30, 2002 totaled $62,111,928 which is an increase of $6,427,000 (11.54%) from $55,685,000 at December 31, 2001. NOW accounts as of September 30, 2002 totaled $23,868,130 which is an increase of $1,472,427 (6.57%) from
$22,395,703 at December 31, 2001. Money market accounts as of September 30, 2002 totaled $20,414,459, which is a decrease of $211,790 (1.03%), from $20,626,249 at December 31, 2001. Savings deposits as of September 30, 2002 totaled $45,142,747, an increase of $2,797,787 (6.61%) from $42,344,960 at December 31,
2001. Certificates of deposit over $100,000 totaled $18,099,877 on September 30, 2002, an increase of $464,411 (2.63%) from $17,635,466 at December 31, 2001.
Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $72,049,626 on September 30, 2002, a $1,430,394 (2.03%) increase from the $70,619,232 total at December 31, 2001.

     Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                                      At September 30     At December 31,
                                                                                      ---------------     ---------------
                                                                                            2002                 2001
                                                                                            ----                 ----
                                                                                              (Dollars in Thousands)
                                                                                              ----------------------

Restructured loans                                                                            $3                  $0
                                                                                              ==                  ==

Non-accrual loans:
   Real estate - mortgage:
     Residential                                                                            $267                $284
     Commercial                                                                                8                 189
   Real estate - construction                                                                  0                   0
   Installment                                                                                39                  88
   Credit card & related                                                                       0                   0
   Commercial                                                                                 29                  40
                                                                                            ----                ----
       Total non-accrual loans                                                               343                 601
                                                                                            ----                ----

Accruing loans past due 90 days or more: Real estate - mortgage:
     Residential                                                                               1                  45
     Commercial                                                                                0                   0
   Real estate - construction                                                                  0                   0
   Installment                                                                                 0                  13
   Credit card & related                                                                       0                   1
   Commercial                                                                                  0                   0
   Other                                                                                       0                   0
                                                                                            ----                ----
       Total accruing loans past due 90 days or more                                           1                  59
                                                                                            ----                ----
       Total non-accrual and past due loans                                                 $344                $660
                                                                                            ====                ====

Non-accrual and past due loans to gross loans                                               0.21%               0.39%
                                                                                            =====               =====

Allowance for credit losses to non-accrual and past due loans                             779.65%             445.30%

                                                                                          =======             =======

     At September 30, 2002, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses relating to loans for the nine months ended September 30, 2002 and 2001 were as follows:

                                                     Nine Months Ended
                                                        September 30
                                                        ------------
                                                     2002         2001
                                                     ----         ----
                                                   (Dollars in Thousands)
                                                   ----------------------

Beginning balance                                   $2,938       $3,385

Charge-offs                                           (513)        (470)
Recoveries                                             257          255
                                                    ------       ------
Net charge-offs                                       (256)        (215)
Provisions charged to operations                         0         (150)
                                                    ------       ------
Ending balance                                      $2,682       $3,020
                                                    ======       ======

Average loans                                     $161,562     $160,821
Net charge offs to average loans (annualized)         0.21%        0.18%


     Reserve for Unfunded Commitments. As of September 30, 2002, the Bank had outstanding commitments totaling $13,909,388. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank's allowance for credit losses arising from these unfunded commitments:

                                                     Nine Months Ended
                                                        September 30
                                                        ------------
                                                     2002         2001
                                                     ----         ----
                                                   (Dollars in Thousands)
                                                   ----------------------

Beginning balance                                    $150           $0

Provisions charged to operations                        0          150
                                                     ----         ----
Ending balance                                       $150         $150
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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2002, totaled $16,611,000, a decrease of $1,609,000 (8.83%) from the December 31, 2001 total of $18,220,000.

     As of September 30, 2002, the Bank was permitted to draw on a $31,600,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans. As of September 30, 2002, a $7 million long-term convertible advance and a $3 million short-term overnight rate advance were outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of September 30, 2002, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

     The Company's stockholders' equity increased $3,648,000 or 20.42% during the nine months ended September 30, 2002, due to earnings, offset by dividend distributions. The Company's accumulated other comprehensive income net of tax increased by $1,726,000 from $163,000 loss at December 31, 2001 to $1,563,000 income at September 30, 2002 as a result of unrealized holding gains. Retained earnings increased by $1,732,000 during the nine month period due to earnings offset by dividends. In addition, $115,074 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At September 30, 2002, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.11%, a Tier 1 risk-based capital ratio of 14.11% and a total risk-based capital ratio of 15.37%.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement changes the current practice of accounting for these transactions by changing the timing of the recognition of exit or disposal costs and generally requires such costs to be recognized when the liability is incurred rather than on the date the entity commits to a plan of exit or disposal. It also requires such liabilities to be measured at fair value.

     The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. In management's opinion, the Company and the Bank are currently in compliance with all applicable provisions of this pronouncement.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.


ITEM 4. CONTROLS AND PROCEDURES

     Based on the evaluation of the Company's disclosure controls and procedures by F. William Kuethe, Jr., the Company's Chief Executive Officer, and John E. Porter, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                           GLEN BURNIE BANCORP
                                           (Registrant)


Date: November 1, 2002                     By:   /s/ F. William Kuethe, Jr.
                                              ----------------------------------
                                              F. William Kuethe, Jr.
                                              President, Chief Executive Officer


                                           By:   /s/ John E. Porter
                                              ----------------------------------
                                              John E. Porter
                                              Chief Financial Officer

                                  CERTIFICATION


         I, F. William Kuethe, Jr., certify that:

     1. I have  reviewed  this  Quarterly  Report  on Form  10-Q of Glen  Burnie
Bancorp;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c)   presented  in  this  Quarterly   Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 1, 2002                          /s/ F. William Kuethe, Jr.
                                           -------------------------------------
                                           F. William Kuethe, Jr.
                                           Chief Executive Officer

                                  CERTIFICATION


     I, John E. Porter, certify that:

     1. I have  reviewed  this  Quarterly  Report  on Form  10-Q of Glen  Burnie
Bancorp;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     f)   presented  in  this  Quarterly   Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 1, 2002                           /s/ John E. Porter
                                           -------------------------------------
                                           John E. Porter
                                           Chief Financial Officer

                                                                    Exhibit 99.1




                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Glen Burnie Bancorp (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.



Date: November 1, 2002                              /s/ F. William Kuethe, Jr.
                                           -------------------------------------
                                           F. William Kuethe, Jr.
                                           President, Chief Executive Officer


                                                   /s/ John E. Porter
                                           -------------------------------------
                                           John E. Porter
                                           Chief Financial Officer