Form 10-K
period 2002-12-31
GLEN BURNIE BANCORP
filed 2003-03-26
CIK 890066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to ______.

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

Title of Class
Common Stock, $1.00 par value
Common Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X      No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 2003 was $25,037,865.

The number of shares of common stock outstanding as of February 27, 2003 was 1,677,174.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2003 ANNUAL REPORT ON FORM 10-K

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

     The Company’s total loan portfolio increased during the 2000, 1999 and 1998 fiscal years, primarily as a result of the introduction of an indirect automobile lending program in 1998. The commercial mortgage portfolio, which had been slowly declining over the last several years, declined in 2002 and 2001 as a result of softening loan demand. In contrast, the residential mortgage portfolio achieved large increases during 2002 and 2001 in a strong housing market environment.

     The following table provides information on the composition of the loan portfolio at the indicated dates.

					At December 31,
	2002		2001		2000		1999		1998

(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%

Mortgage:
Residential	$49,572	30.67%	$44,293	26.32%	$36,187	21.74%	$34,099	22.03%	$33,931	26.28%
Commercial	31,584	19.54	36,920	21.94	40,169	24.13	42,342	27.36	43,915	34.02
Construction and land development	2,338	1.45	2,355	1.40	5,257	3.16	6,095	3.94	2,383	1.85
Consumer:
Installment	19,758	12.22	20,063	11.92	19,119	11.49	16,203	10.47	17,119	13.26
Credit card	228	.14	272	0.16	281	0.16	1,348	0.88	1,398	1.08
Indirect automobile	52,795	32.66	59,308	35.24	61,725	37.08	50,967	32.93	24,630	19.08
Commercial	5,374	3.32	5,083	3.02	3,726	2.24	3,701	2.39	5,714	4.43

Gross loans	161,649	100.00%	168,294	100.00%	166,464	100.00%	154,755	100.00%	129,090	100.00%

Unearned income on loans	(847)		(786)		(705)		(727)		(748)

Gross loans net of unearned income	160,802		167,508		165,759		154,028		128,342
Allowance for credit losses	(2,515)		(2,939)		(3,385)		(2,922)		(2,841)

Loans, net	$158,287		$164,569		$162,374		$151,106		$125,501

     The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2002. Demand loans and loans, which have no stated maturity, are treated as due in one year or less. At December 31, 2002, the Bank had $12,264,870 in loans due after one year with variable rates and $133,029,911 in such loans with fixed rates. The Bank’s long-term real estate loans allow the Bank to call the loan after three years in order to adjust the interest rate if necessary. The Bank has generally not exercised its call option and the following table assumes no exercise of the Bank’s call option.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total

	(In Thousands)
Real Estate – mortgage:
Residential	$3,851	$1,589	$44,132	$49,572
Commercial	2,065	9,743	19,776	31,584
Real Estate — construction	—	740	1,598	2,338
Installment	2,224	12,960	4,574	19,758
Credit Card	198	—	30	228
Indirect automobile	1,541	49,124	2,130	52,795
Commercial	5,301	39	34	5,374

	$15,180	$74,195	$72,274	$161,649

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

     Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 2002, approximately 69.8% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 30.2% had been originated for consumer purposes.

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

     Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $2.59 million to any one borrower at December 31, 2002. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $4.08 million to any one borrower at December 31, 2002. It is currently the Bank’s policy to limit its exposure to any one borrower to no more than $2.2 million in the aggregate unless the loan is approved by a 75% vote of the Board of Directors with respect to new borrowings. At December 31, 2002, the largest amount outstanding to any one borrower and their related interests was $2,219,104 which was within the Bank’s lending limit at the time when made.

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

     The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,

	2002	2001	2000	1999	1998

	(Dollars In Thousands)
Restructured Loans	$41	$—	$370	$243	$137

Non-accrual loans:
Real estate – mortgage:
Residential	$264	$284	$120	$237	$336
Commercial	178	189	77	135	505
Real estate — construction	7	—	—	280	316
Installment	112	88	72	315	463
Commercial	10	40	101	45	105

Total non-accrual loans	571	601	370	1,012	1,725
Accruing loans past due 90 days or more
Real estate – mortgage:
Residential	1	45	34	43	—
Commercial	—	—	—	—	—
Real estate — construction	—	—	—	—	—
Installment	13	13	—	—	—
Credit card & related	—	1	—	—	18
Total accruing loans past due
90 days or more	15	59	34	43	18

Total non-accrual and past due loans	$586	$660	$404	$1,055	$1,743

Non-accrual and past due loans to gross loans	0.36%	0.39%	0.24%	0.68%	1.36%

Allowance for credit losses to non-accrual and past due loans	429.13%	445.30%	837.87%	276.97%	162.99%

     For the year ended December 31, 2002, interest of approximately $9,188, would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During such period there was no interest on such loans included in income. Approximately $526,402 or 92.2%, of the Bank’s non-accrual loans at December 31, 2002 were attributable to 9 borrowers. No charge-offs have previously been taken on these loans. Seven of these borrowers with loans totaling $466,111 were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the current active balance of the Bank’s loan.

     At December 31, 2002, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

     At December 31, 2002, the Company had $413,373 in real estate acquired in partial or total satisfaction of debt compared to $420,162 and $484,148 in such properties at December 31, 2001 and 2000, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2002, see “Item 2. — Properties.”

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

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars In Thousands)
Beginning Balance	$2,939	$3,385	$2,922	$2,841	$4,139
Loans charged off
Real estate — mortgage:
Residential	1	—	19	—	51
Commercial	—	4	4	50	—
Real estate — construction	—	—	—	(27)	189
Installment	594	498	470	477	473
Credit card & related	95	89	101	92	—
Commercial	80	96	167	81	382

Total	730	687	761	673	1,095

Recoveries
Real estate — mortgage:
Residential	1	—	52	32	51
Commercial	1	—	—	16	26
Real estate — construction	—	—	470	36	1
Installment	215	310	111	259	116
Credit card & related	30	53	41	4	4
Commercial	59	28	550	107	99

Total	306	391	1,224	454	297

Net charge offs/(recoveries)	424	296	(463)	219	798
Provisions charged to operations	—	(150)	—	300	(500)

Ending balance	$2,515	$2,939	$3,385	$2,922	$2,841

Average loans	$164,818	$163,695	$159,810	$142,077	$118,372
Net charge-offs to average loans	0.26%	0.18%	(0.28)%	0.15%	0.67%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2002, 2001, 2000, 1999 and 1998:

	At December 31,

	2002		2001

		Percentage Of Loans		Percentage Of Loans
	Allowance For	In Each Category To	Allowance For	In Each Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans

	(Dollars In Thousands)
Real Estate — mortgage:
Residential	$131	27.60%	$164	26.32%
Commercial	349	21.02	456	21.94
Real Estate — construction	48	1.33	71	1.40
Installment	152	5.83	237	11.92
Credit Card	—	—	—	0.16
Indirect automobile	1,461	33.00	1,390	35.24
Commercial	168	11.22	300	3.02
Unallocated	206	—	321	—

Total	$2,515	100.00%	$2,939	100.00%

	At December 31,

	2000		1999		1998

		Percentage Of Loans In		Percentage Of Loans In		Percentage Of Loans
	Allowance For	Each Category To	Allowance For	Each Category To	Allowance For	In Each Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans	Each Category	Total Loans

	(Dollars In Thousands)
Real Estate – mortgage:
Residential	$199	21.74%	$200	22.03%	$273	26.28%
Commercial	506	24.13	613	27.36	311	34.02
Real Estate – construction	292	3.16	296	3.94	335	1.85
Installment	221	11.49	177	10.47	143	13.26
Credit Card	—	0.16	92	0.88	60	1.08
Indirect automobile	1,486	37.08	793	32.93	312	19.08
Commercial	288	2.24	526	2.39	966	4.43
Unallocated	393	—	225	—	441	—

Total	$3,385	100.00%	$2,922	100.00%	$2,841	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,

	2002	2001	2000

	(In Thousands)
U.S. Treasury securities	$499	$1,248	$1,746
U.S. Government agencies and mortgage backed securities	51,916	45,603	39,057
Obligations of states and political subdivisions	31,899	20,659	8,721
Corporate trust preferred	5,057	4,820	2,821

Total investment securities	$89,371	$72,330	$52,345

     The following table sets forth the scheduled maturities, book values and weighted average yields for the Company’s investment securities portfolio at December 31, 2002:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Book	Average	Book	Average	Book	Average	Book	Average	Book	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

U.S. Treasury securities	$499	5.75%	$—	—%	$—	—%	$—	—%	$499	5.75%
U.S. Government agencies and mortgage backed securities	—	—	8,166	5.52	10,617	5.96	33,166	6.31%	51,916	6.11
Obligations of states and political subdivisions	80	4.60%	3,852	3.27	3,237	4.19	24,730	5.03	31,899	4.73
Corporate trust preferred	—	—	—	—	—	—	5,057	6.95%	5,057	6.95

Total investment securities	$579	5.60%	$12,018	4.80%	$13,854	5.55%	$62,920	5.86%	$89,371	5.66%

     At December 31, 2002, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises, which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources Of Funds

     The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and six branches in northern Anne Arundel County. Consolidated total deposits were $241,419,607 as of December 31, 2002. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $33.4 million under a line of credit from the FHLB of Atlanta as of December 31, 2002.

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

     The Bank obtains deposits principally through its network of seven offices. The Bank does not solicit brokered deposits. At December 31, 2002, the Bank had approximately $22 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2002:

Amount
(In Thousands)
Three months or less	$2,752
Over three through six months	8,650
Over six through 12 months	5,737
Over 12 months	5,059

Total	$22,198

     Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $33.4 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities. There was $7 million in a long-term convertible advance under this credit arrangement at December 31, 2002. The advance matures in September 2010 and bears a 5.84% rate of interest. On September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company.

The Trust, in turn, issued $5 million of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. The Bank also has a secured line of credit in the amount of $5 million from another commercial bank but has not drawn on this line. The Bank has a mortgage note on the 103 Crain Highway address with a balance of $251,489 as of December 31, 2002. This note is payable monthly through October 2010 and has a 7% interest rate.

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

     The Bank’s interest rates, loan and deposit terms, and offered products and services are impacted, to a large extent, by such competition. The Bank attempts to provide superior service within its community and to know, and facilitate services to, its customers. It seeks commercial relationships with small to medium size businesses, which the Bank believes would welcome personal service and flexibility. While the Bank believes it is the ninth largest deposit holder in Anne Arundel County, Maryland, with an estimated 4.55% market share as of June 30, 2002 (the latest date for which relevant data is available from the FDIC), it believes its greatest competition comes from smaller community banks which offer similar personalized services.

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

Employees

     At December 31, 2002, the Bank had 123 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

     The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2002, the Bank was well capitalized as defined by the FDIC’s regulations.

     Branching. Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within the State of Maryland without geographic restriction and may establish branches in other states by any means permitted by the laws of such state or by federal law. The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by state banks, only in states that specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 that prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities that they serve.

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

ITEM 2. PROPERTIES

     The following table sets forth certain information with respect to the Bank’s offices:

	Year	Owned/		Approximate
	Opened	Leased	Book Value	Square Footage	Deposits

Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$927,025	10,000	$85,432,943
Branches:
Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	112,148	6,000	33,879,330
Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	179,988	2,500	29,122,617
Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	355,499	3,000	41,461,329
Severn 811 Reece Road Severn, MD 21144	1984	Owned	285,445	2,500	23,694,659
South Crain 7984 Crain Highway Glen Burnie, MD 21061	1995	Leased	53,669	2,600	19,871,033
Severna Park 790 Ritchie Highway Severna Park, MD 21146	1999	Leased	31,809	1,250	6,958,081
Severna Park(1) 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	—	2,184	—
Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	1,160,727	16,200	N/A
103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	303,636	3,727	N/A

(1)  This property was under lease as of December 31, 2002 in preparation for a transfer of the 790 Ritchie Highway branch office to this new location. The transfer was completed in February, 2003.

     At December 31, 2002, the Bank owned 2 foreclosed real estate properties with a total book value of $413,373. The Bank is holding these commercial properties for sale.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2002, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	70	President and Chief Executive Officer
John I. Young	65	Executive Vice President and Chief Operating Officer
Michael G. Livingston	49	Senior Vice President and Chief Lending Officer
John E. Porter	49	Senior Vice President and Chief Financial Officer

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to June 22, 2001, the Company’s common stock, par value $1.00 per share (the “Common Stock”), was traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “GLBZ”. Since that date, the Common Stock is traded on the Nasdaq SmallCap Market under the same symbol. As of February 11, 2003, there were 475 record holders of the Common Stock. The closing price for the Common Stock on that date was $19.48

     The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2002 and 2001 as reported by Nasdaq and as available through the OTC market. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods. Data has been adjusted to give retroactive effect to a three-for-two stock split effected through a stock dividend paid on June 21, 2001.

	2002			2001

Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$22.40	$13.80	$0.10	$10.50	$8.25	$0.10
June 30,	20.90	18.70	0.10	14.00	10.00	0.10
September 30	18.49	16.65	0.12	17.20	12.25	0.10
December 31	17.93	16.27	0.18	15.00	13.15	0.15

     A regular dividend of $0.12 and a bonus dividend of $0.06 were declared for stockholders’ of record on December 26, 2002, payable on January 7, 2003 and January 14, 2003, respectively.

     The Company intends to pay dividends equal to forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank’s and bank holding company’s right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See “Item 1. Business — Supervision and Regulation — Regulation of the Company — Dividends and Distributions” and “Item 1. Business — Supervision and Regulation — Regulation of the Bank - Dividend Limitations.” The Company does not believe that those restrictions will materially limit its ability to pay dividends.

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

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$11,368	$10,674	$10,801	$9,925	$9,794
Provision for Credit Losses	—	(150)	—	300	(500)
Other Income	2,485	1,821	3,658	2,828	3,122
Other Expense	9,957	10,332	10,746	9,822	11,776
Net Income	2,811	1,725	2,275	1,455	833

Share Data:
Basic Net Income (Loss) Per Share	$1.68	$1.04	$1.38	$0.88	$0.46
Diluted Net Income (Loss) Per Share	1.68	1.04	1.38	0.88	0.46
Cash Dividends Declared Per Common Share	0.50	0.45	0.449	0.28	0.28
Weighted Average Common Shares Outstanding:
Basic	1,668,335	1,656,904	1,652,001	1,636,275	1,804,472
Diluted	1,671,155	1,656,904	1,652,001	1,636,275	1,804,834

Financial Condition Data:
Total Assets	$279,406	$263,362	$239,211	$213,439	$217,571
Loans Receivable, Net	158,287	164,569	162,373	151,107	125,501
Total Deposits	241,420	229,307	205,968	194,090	199,611
Long Term Borrowings	7,251	7,275	7,297	—	—
Junior Subordinated Debentures	5,155	5,155	5,155	—	—
Total Stockholders’ Equity	21,789	17,862	17,181	15,102	14,169

Performance Ratios:
Return on Average Assets	1.05%	0.69%	1.02%	0.66%	0.38%
Return on Average Equity	14.49	9.77	12.94	9.97	4.54
Net Interest Margin (1)	4.76	4.80	5.27	4.96	4.94
Dividend Payout Ratio	29.70	43.27	32.61	43.48	75.75

Capital Ratios:
Average Equity to Average Assets	9.03%	9.08%	8.59%	6.67%	8.40%
Leverage Ratio	9.07	8.79	9.30	6.87	5.96
Total Risk-Based Capital Ratio	15.28	13.92	13.99	10.80	10.50

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.56%	1.75%	2.04%	1.89%	2.21%
Non-accrual and Past Due Loans to Gross Loans	0.36%	0.39%	0.24%	0.68%	1.36%
Allowance for Credit Losses to Non- Accrual and Past Due Loans	429.13%	445.30%	837.87%	276.97%	162.99%
Net Loan Charge-offs (Recoveries) to Average Loans	0.26%	0.18%	(0.28)%	0.15%	0.67%

(1)  Presented on a tax-equivalent basis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     During 2002, the Company continued many favorable operating trends. Most notably, the Bank’s net income grew from $1,725,000 in 2001 to $2,811,000 in 2002, a 62.9% increase in net income. In addition, 2002 saw significant growth in both the Bank’s deposits and investment portfolio. Deposit growth in 2002 was strong with increases of $8,736,020 in interest bearing deposits and $3,376,869 in non-interest bearing demand deposits. Investment portfolio growth was due primarily to the increase in the Bank’s investment in state and municipal bonds which had grown to $31,899,000 by the end of 2002.

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

Comparison of Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

     General. For the year ended December 31, 2002, the Company reported consolidated net income of $2,811,083 ($1.68 basic and diluted earnings per share) compared to consolidated net income of $1,725,236 ($1.04 basic and diluted earnings per share) for the year ended December 31, 2001 and consolidated net income of $2,274,866 ($1.38 basic and diluted earnings per share) for the year ended December 31, 2000. (All per share amounts throughout this report have been adjusted to give retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 11, 2000 and a three-for-two stock split effected through a stock dividend paid on June 21, 2001.) Income for 2000 included a $490,000 gain on foreclosed real estate and a non-recurring settlement gain of $1,600,126 on the termination of the Bank’s pension plan. Net income for 2000, adjusted to remove the effects of these items, net of taxes, was $991,947. Income for 2002 included a $763,644 curtailment gain on a post retirement benefit plan amendment. Net income for 2002, adjusted to remove the effects of this item, net of taxes, was $2,342,358.

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

     Consolidated net interest income for the year ended December 31, 2002 was $11,368,150 compared to $10,673,730 for the year ended December 31, 2001 and $10,801,098 for the year ended December 31, 2000. The $694,420 increase for the most recent year was due to a decrease in the interest expense on deposits combined with an increase in interest income on state and municipal securities, partially offset by a decrease in interest income on loans. The $127,368 decrease in net interest income for 2001 as compared to 2000 was due to a decline in interest income on loans combined with an increase in interest expense for long-term borrowings and junior subordinated debentures, partially offset by increased interest income on state and municipal securities and corporate trust preferred securities. Since a large portion of the Company’s portfolio is invested in state and municipal securities, which are tax advantaged, the after tax net interest income for 2002 was $11,886,144, a $827,939 or 7.49% increase over the $11,058,205 after tax net interest income for 2001. The after tax net interest income for 2001 was $11,058,205, compared to $10,884,430 for 2000, an increase of $173,775 or 1.60%.

     Interest expense decreased from $6,533,274 in 2001 to $5,202,132 in 2002, a $1,331,142, or 20.4% decrease, primarily due to decreases in interest rates. Interest expense increased from $5,901,617 in 2000 to $6,533,274 in 2001, a $631,657 or 10.7% increase, primarily due to the trust preferred issuance and the FHLB long-term borrowing in September, 2000. Net interest margin for the year ended December 31, 2002 was 4.76% compared to 4.80% and 5.27% for the years ended December 31, 2001 and 2000, respectively.

     The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,

	2002	VS.	2001	2001	VS.	2000

		Change Due To:			Change Due To:

	Increase/			Increase/
	Decrease	Rate	Volume	Decrease	Rate	Volume

	(In Thousands)
ASSETS
Interest-earning assets:
Federal funds sold	$(192)	$(157)	$(35)	$85	$(139)	$224

Interest-bearing deposits	(185)	(18)	(167)	185	(34)	219

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	75	(717)	792	(296)	(126)	(170)
Obligations of states and political subdivisions(1)	616	(183)	799	579	(52)	631
All other investment securities	17	(78)	95	242	43	199

Total investment securities	708	(978)	1,686	525	(135)	660

Loans, net of unearned income:
Demand, time and lease	(78)	(127)	49	(39)	(116)	77
Mortgage and construction	(74)	(359)	285	(745)	(607)	(138)
Installment and credit card	(685)	(239)	(446)	493	114	379

Total gross loans(2)	(837)	(725)	(112)	(291)	(609)	318

Allowance for credit losses	—	—	—	—	—	—

Total net loans	(837)	(725)	(112)	(291)	(609)	318

Total interest-earning assets	$(506)	$(1,878)	$1,372	$504	$(917)	$1,421

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$(255)	$(323)	$68	$(430)	$(438)	$8
Money market	(171)	(190)	19	(93)	(140)	47
Other time deposits	(889)	(1,147)	258	488	(36)	524

Total interest-bearing deposits	(1,315)	(1,160)	345	(35)	(614)	579
Non-interest-bearing deposits	—	—	—	—	—	—
Borrowed funds	(17)	(32)	15	666	382	284

Total interest-bearing liabilities	$(1,332)	$(1,692)	$360	$631	$(232)	$863

(1)	Tax equivalent basis.

(2)	Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$5,919	$94	1.59%	$6,733	$286	4.25%	$3,185	$201	6.31%
Interest-bearing deposits	1,782	55	3.09	5,878	240	4.08	472	22	4.66

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	52,287	2,517	4.81	39,491	2,442	6.18	42,098	2,738	6.50
Obligations of states and political subdivisions(1)	25,402	1,741	6.85	13,761	1,125	8.18	2,766	243	8.79
All other investment securities	4,935	344	6.97	3,833	327	8.56	1,587	118	7.43

Total investment securities	82,624	4,602	5.57	57,085	3,894	6.82	46,451	3,099	6.67

Loans, net of unearned income:
Demand, time and lease	5,066	348	6.87	4,542	426	9.38	3,894	465	11.94
Mortgage and construction	83,444	6,342	7.60	79,873	6,416	8.03	81,427	7,161	8.79
Installment and credit card	73,851	5,647	7.65	79,416	6,332	7.97	74,489	5,839	7.83

Total gross loans(2)	162,361	12,337	7.60	163,831	13,174	8.04	159,810	13,465	8.42
Allowance for credit losses	2,767			3,242			3,260

Total net loans	159,594	12,337	7.59	160,589	13,174	8.20	156,550	13,465	8.60

Total interest-earning assets	249,919	17,088	6.84	230,285	17,594	7.64	206,658	16,787	8.12

Cash and due from banks	8,921			9,963			6,734
Other assets	10,199			9,124			9,962

Total assets	$269,039			$249,372			$223,354

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$67,926	485	0.71%	$61,992	$740	1.19%	$62,257	$1,188	1.90%
Money market	19,770	186	0.94	18,756	357	1.90	16,919	450	2.65
Other time deposits	88,304	3,542	4.01	83,498	4,431	5.31	73,292	3,924	5.35

Total interest-bearing deposits	176,000	4,213	2.39	164,246	5,528	3.37	152,468	5,562	3.64
Borrowed funds	13,172	989	7.51	12,981	1,006	7.75	1,880	339	4.81

Total interest-bearing liabilities	189,172	5,202	2.75	177,227	6,534	3.69	154,348	5,902	3.82

Non-interest-bearing deposits	58,351			52,252			48,071
Other liabilities	1,389			2,240			3,348
Stockholders’ equity	20,127			17,653			17,587

Total liabilities and equity	$269,039			$249,372			$223,354

Net interest income		$11,886			$11,060			$10,885

Net interest spread			4.09%			3.95%			4.30%

Net interest margin			4.76%			4.80%			5.27%

1 Tax equivalent basis. The incremental tax rate applied was 30.73% for 2002 and 34.38% for 2001.

2 Non-accrual loans included in average balance.

     Provision For Credit Losses. During the year ended December 31, 2002, the Company made no provision for credit losses compared to a negative $150,000 provision during the year ended December 31, 2001 and no provision during the year ended December 31, 2000. At December 31, 2002, the allowance for loan losses equaled 429.13% of non-accrual and past due loans compared to 445.30% and 837.87% at December 31, 2001 and 2000, respectively. During the year ended December 31, 2002, the Company recorded net chargeoffs of $423,755 compared to $296,360 and $463,184 in net charge-offs during the years ended December 31, 2001 and 2000, respectively.

     Other Income. Other income increased from $1,821,138 in 2001 to $2,484,725 in 2002, a $663,587, or 36.4% increase. The increase was largely due to the non-recurring curtailment gain of $763,644 on a post retirement benefit plan amendment partially offset by a decrease in securities gains realized, income from service charges on deposit accounts and other fees and commissions also increased. Other income decreased from $3,657,878 in 2000 to $1,821,138 in 2001, a $1,836,740, or 50.2% decrease. The decrease was largely due to a $490,000 gain on foreclosed real estate and a non-recurring settlement gain of $1,600,126 on the termination of the Bank’s pension plan in 2000 which were not present in 2001, partially offset by a gain on investment securities of $273,003 in 2001.

     Other Expenses. Other expenses decreased from $10,332,093 in 2001 to $9,956,847 in 2002, a $375,246 or 3.6% decrease. This decrease was primarily due to a decline in other operating expenses and employee benefit costs, which were partially offset by an increase in salaries and wages. Other expenses decreased from $10,746,049 in 2000 to $10,332,093 in 2001, a $413,956 or 3.85% decrease. This decrease was primarily due to a decline in employee benefit expense, which relates to the termination of the Bank’s defined benefit retirement plan.

     Income Taxes. During the year ended December 31, 2002, the Company recorded income tax expense of $1,084,945, compared to income tax expense of $587,539 for the year ended December 31, 2001. The increase in income tax expense for 2002 as compared to 2001 was primarily due to the curtailment gain on post retirement benefits and an increase in net interest income partially offset by the tax benefits from the Companies increased investment in state and municipal securities. During the year ended December 31, 2001, the Company recorded income tax expense of $587,539, compared to income tax expense of $1,438,061 for the year ended December 31, 2000. Part of the 2000 period income tax expense was due to nonrecurring income realized in 2000 and was offset, in part, by the tax benefits from the Company’s investments in state and municipal securities. The decreased income tax expense for 2001 was due to a decline in pretax income and increased investments in state and municipal securities.

Comparison of Financial Condition at December 31, 2002, 2001 and 2000

     The Company’s total assets increased to $279,406,206 at December 31, 2002 from $263,361,726 at December 31, 2001. The increase in assets during the year ended December 31, 2002 is a result primarily of growth in investment securities and other assets partially offset by a decrease in the loan portfolio. The Company’s total assets increased to $263,361,726 at December 31, 2001 from $239,211,180 at December 31, 2000. The increase in assets during the year ended December 31, 2001 is a result primarily of growth in the investment portfolio.

     The Company’s loan portfolio declined to $158,286,746 at December 31, 2002 compared to $164,569,252 at December 31, 2001 and $162,373,731 at December 31, 2000. The decline in the loan portfolio during the 2002 period is attributable almost entirely to a decrease in the indirect automobile portfolio. The growth in the loan portfolio during the 2001 period is primarily attributable to growth in residential mortgages, partially offset by a decrease in commercial mortgages and indirect automobile lending. The decrease in indirect automobile lending can be at least partially attributed to zero percent financing offered by automobile manufacturers since September 2001.

     During 2002, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $91,860,051, a $19,795,130 or 27.5%, increase from $72,064,921 at December 31, 2001. This increase is primarily attributable to growth in mortgage backed and state and municipal securities, partially offset by a decline in U.S. Government agency securities. During 2001, the Company’s total investment securities portfolio totaled $72,064,921, a $19,470,023 or 37%, increase from $52,594,898 at December 31, 2000. This increase was primarily attributable to the use of increased deposits to increase the Bank’s investment in mortgage backed securities and state, county and municipal securities, partially offset by a decrease in U.S. governmental agency securities.

     Deposits as of December 31, 2002 totaled $241,419,607, an increase of $12,112,890, or 5.3%, from the $229,306,717 total as of December 31, 2001. The $229,306,717 in total deposits as of December 31, 2001 was a $23,338,380 or 11.3% increase from the $205,968,337 total deposits as of December 31, 2000. Demand deposits as of December 31, 2002 totaled $59,061,977, a $3,376,869 or 6.1% increase from $55,685,108 at December 31, 2001. NOW and Super NOW accounts as of December 31, 2002 increased by $1,675,470 or 7.5% from their 2001 level to $24,071,173. Money market accounts decreased by $736,522 or 3.6%, from their 2001 level to total $19,889,727

December 31, 2002. Savings deposits increased by $5,271,207 or 12.4% from their 2001 level, to $47,616,167 at December 31, 2002. Time deposits over $100,000 totaled $17,698,559 on December 31, 2002, an increase of $63,093, or 0.3% from December 31, 2001. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $73,082,004 on December 31, 2002, a $2,462,772 or a 3.5%, increase from December 31, 2001.

     Total stockholders’ equity as of December 31, 2002 increased by $3,927,801 or 22.0% from the 2001 period. The increase was attributed to an increase in retained earnings and accumulated other comprehensive income, net of tax. Total stockholders’ equity as of December 31, 2001 increased by $680,838 or 3.96% from the 2000 period. The increase was attributed to an increase in outstanding common stock and retained earnings, offset by a decline in accumulated other comprehensive income, net of tax.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2002.

		Over 3 To	Over 1	Over 5
	0-3 Months	12 Months	Through 5Years	Years	Total

	(Dollars In Thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$11,297
Federal funds and overnight deposits	4,445	—	—	—
Securities	100	1,299	12,434	78,730	92,663
Loans	12,199	2,665	75,823	70,115	160,802
Fixed Assets	—	—	—	—	4,143
Other Assets	—	—	—	—	5,123

Total assets	$16,744	$3,964	$88,257	$148,945	$278,473

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$59,062
NOW accounts	24,071	—	—	—	24,071
Money market deposit accounts	19,890	—	—	—	19,890
Savings accounts	47,616	1,428	—	—	49,044
IRA accounts	2,319	6,372	11,410	1,689	21,790
Certificates of deposit	15,888	26,739	24,459	476	67,563
Other liabilities	—	—	—	—	10,109
Junior Subordinated Debenture	—	—	—	—	5,155
Stockholders’ equity	—	—	—	—	21,782

Total liabilities and Stockholders’ equity	$109,784	$34,539	$35,869	$2,165	$278,473

GAP	$(93,040)	$(30,575)	$52,388	$146,780
Cumulative GAP	(93,040)	(123,615)	(71,227)	75,553
Cumulative GAP as a % of total assets	(33.41% )	(44.39% )	(25.58% )	27.13%

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

     Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2002, totaled $15,742,088, a decrease of $2,478,740 or 13.6%, from the December 31, 2001 total of $18,220,828. Most of this decrease was due to a decline in deposits in other financial institutions and a reduction in federal funds sold.

     As of December 31, 2002, the Bank was permitted to draw on a $33.4 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and Agency Securities. As of December 31, 2002, a $7 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5 million from another commercial bank on which it has not drawn. Furthermore, on September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. As of December 31, 2002, the full $5,155,000 was outstanding.

     Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2002, the Company was in compliance with these requirements with a leverage ratio of 9.1%, a Tier 1 risk-based capital ratio of 14.0% and total risk-based capital ratio of 15.3%. At December 31, 2002, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

Critical Accounting Policies

     The Company’s accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements, starting on page F-8 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

     Allowance for Credit Losses. The allowance for credit losses is management’s best estimate of the probable incurred credit losses in the lending portfolio. The Company performs periodic and systematic detailed reviews of its loan portfolio to identify and estimate the inherent risks and assess overall collectibility. These reviews include loss forecast modeling based on historical experiences and current events and conditions as well as individual loan valuations. In each analysis, numerous portfolio and economic assumptions are made.

     Accrued Taxes. Management estimates income tax expense based on the amount it expects to owe various tax authorities. Income taxes are discussed in more detail in Note 9 to the consolidated financial statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.

Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement changes the current practice of accounting for these transactions by changing the timing of the recognition of exit or disposal costs and generally requires such costs to be recognized when the liability is incurred rather than on the date the entity commits to a plan of exit or disposal. It also requires such liabilities to be measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. In management’s opinion, the Company and the Bank are currently in compliance with all applicable provisions of this pronouncement (See Note 5 to the Company’s Consolidated Financial Statements).

     In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounting for by the Purchase Method. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor and borrower relationship intangible assets and credit cardholder intangible assets) including those acquired in transactions between two or more mutual enterprises. In management’s opinion, the Company and the Bank are currently in compliance with all applicable provisions of this pronouncement.

     In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock based employee compensation. Finally this statement amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure about effects in interim financial information.

     Certain of the amendments to SFAS 123 contained in SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and others are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management is currently considering the impact of the change to the fair value based method of accounting for stock-based employee compensation in the 2003 financial statements. In management’s opinion, the Company and the Bank are currently in compliance with all applicable disclosure provisions of this pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 16(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.

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

ITEM 14. CONTROLS AND PROCEDURES

     Based on the evaluation of the Company’s disclosure controls and procedures by F. William Kuethe, Jr., the Company’s Chief Executive Officer, and John E. Porter, the Company’s Chief Financial Officer, as of a date within 90 days of the filing date of this annual report, such officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the section captioned “Authorization for Appointment of Auditors – Disclosure of Independent Auditor Fees” in the Proxy Statement.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements.

(a)  2. Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)  3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
4.1	Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
10.4	The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
23	Consent of Trice Geary & Myers LLC
99.1	Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 24, 2003	By: /s/ F. William Kuethe, Jr. F. William Kuethe, Jr. President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. William Kuethe, Jr. F. William Kuethe, Jr.	President, Chief Executive Officer and Director	March 24, 2003

__________________ John I. Young	Executive Vice President, Chief Operating Officer and Director	March ______, 2003

/s/ John E. Porter John E. Porter	Senior Vice President and Chief Financial Officer	March 24, 2003

/s/ John E. Demyan John E. Demyan	Chairman of the Board and Director	March 24, 2003

__________________ Theodore L. Bertier, Jr.	Director	March ______, 2003

/s/ Shirley E. Boyer Shirley E. Boyer	Director	March 24, 2003

/s/ Thomas Clocker Thomas Clocker	Director	March 24, 2003

/s/ Alan E. Hahn Alan E. Hahn	Director	March 24, 2003

/s/ Charles L. Hein Charles L. Hein	Director	March 24, 2003

/s/ F. W. Kuethe, III F. W. Kuethe, III	Director	March 24, 2003

/s/ William N. Scherer, Sr. William N. Scherer, Sr.	Director	March 24, 2003

/s/ Karen B. Thorwarth Karen B. Thorwarth	Director	March 24, 2003

/s/ Mary Lou Wilcox Mary Lou Wilcox	Director	March 24, 2003

CERTIFICATION

     I, F. William Kuethe, Jr., certify that:

     1.     I have reviewed this Annual Report on Form 10-K of Glen Burnie Bancorp;

     2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ F. William Kuethe, Jr. F. William Kuethe, Jr. Chief Executive Officer

CERTIFICATION

     I, John E. Porter, certify that:

     1.     I have reviewed this Annual Report on Form 10-K of Glen Burnie Bancorp;

     2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

e)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

f)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ John E. Porter John E. Porter Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2002, 2001, and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2002, 2001, and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Glen Burnie Bancorp and Subsidiaries
Consolidated Balance Sheets

December 31,	2002	2001	2000

Assets
Cash and due from banks	$11,297,175	$10,888,085	$9,559,329
Interest-bearing deposits in other financial institutions	41,335	1,879,444	50,947
Federal funds sold	4,403,578	5,453,299	5,898,863

Cash and cash equivalents	15,742,088	18,220,828	15,509,139
Certificates of deposit in other financial institutions	100,000	100,000	100,000
Investment securities available for sale, at fair value	84,657,682	55,547,998	21,308,961
Investment securities held to maturity (fair value 2002 $7,615,702; 2001 $16,881,451; 2000 $31,019,121)	7,202,369	16,516,923	31,285,937
Federal Home Loan Bank stock, at cost	703,200	652,300	652,300
Common stock in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Ground rents, at cost	249,900	249,900	249,900
Loans, less allowance for credit losses 2002 $2,514,700; 2001 $2,938,455; 2000 $3,384,815	158,286,746	164,569,252	162,373,731
Premises and equipment, at cost, less accumulated depreciation	4,143,429	3,886,631	4,268,403
Accrued interest receivable on loans and investment securities	1,547,511	1,527,018	1,681,219
Deferred income tax benefits	—	427,367	126,933
Other real estate owned	413,373	420,162	484,148
Other assets	6,204,908	1,088,347	1,015,509

Total assets	$279,406,206	$263,361,726	$239,211,180

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$59,061,977	$55,685,108	$52,962,491
Interest-bearing	182,357,630	173,621,610	153,005,846

Total deposits	241,419,607	229,306,718	205,968,337
Short-term borrowings	837,074	882,408	487,978
Long-term borrowings	7,251,489	7,274,791	7,296,523
Dividends payable	236,291	195,333	213,345
Accrued interest payable on deposits	111,398	155,174	195,166
Accrued interest payable on junior subordinated debentures	171,518	171,518	166,986
Deferred income tax liabilities	915,314	—	—
Other liabilities	1,519,129	2,359,199	2,547,098

Total liabilities	252,461,820	240,345,141	216,875,433

Commitments and contingencies
Guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	5,155,000	5,155,000	5,155,000

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2002 1,677,173 shares; 2001 1,663,560 shares; 2000 1,110,049 shares	1,677,173	1,663,560	1,110,049
Surplus	10,637,578	10,390,511	10,373,549
Retained earnings	7,946,747	5,970,537	5,544,305
Accumulated other comprehensive income (loss), net of tax	1,527,888	(163,023)	152,844

Total stockholders’ equity	21,789,386	17,861,585	17,180,747

Total liabilities and stockholders’ equity	$279,406,206	$263,361,726	$239,211,180

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2002	2001	2000

Interest income on:
Loans, including fees	$12,336,820	$13,173,325	$13,464,699
U.S. Treasury securities	59,818	94,336	129,283
U.S. Government agency securities	2,457,585	2,347,049	2,608,332
State and municipal securities	1,206,798	738,330	159,053
Corporate trust preferred securities	341,094	310,484	80,897
Federal funds sold	93,735	286,176	200,978
Other	74,432	257,304	59,473

Total interest income	16,570,282	17,207,004	16,702,715

Interest expense on:
Deposits	4,212,826	5,527,610	5,562,428
Short-term borrowings	6,446	17,885	66,513
Long-term borrowings	436,430	436,817	105,690
Junior subordinated debentures	546,430	550,962	166,986

Total interest expense	5,202,132	6,533,274	5,901,617

Net interest income	11,368,150	10,673,730	10,801,098
Provision for credit losses	—	(150,000)	—

Net interest income after provision for credit losses	11,368,150	10,823,730	10,801,098

Other income:
Service charges on deposit accounts	917,816	860,681	859,734
Other fees and commissions	750,385	687,454	734,255
Gains (losses) on investment securities	52,880	273,003	(26,237)
Gain on sale of other real estate owned	—	—	490,000
Curtailment gain on post-retirement benefits plan amendment	763,644	—	—
Settlement gain on pension plan termination	—	—	1,600,126

Total other income	2,484,725	1,821,138	3,657,878

Other expenses:
Salaries and wages	4,165,994	4,083,115	4,085,541
Employee benefits	1,614,284	1,769,209	2,131,481
Occupancy	589,289	577,440	615,201
Furniture and equipment	854,059	889,924	871,655
Other expenses	2,733,221	3,012,405	3,042,171

Total other expenses	9,956,847	10,332,093	10,746,049

Income before income taxes	3,896,028	2,312,775	3,712,927
Federal and state income tax expense	1,084,945	587,539	1,438,061

Net income	$2,811,083	$1,725,236	$2,274,866

Basic and diluted earnings per share of common stock	$1.68	$1.04	$1.38

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2002	2001	2000

Net income	$2,811,083	$1,725,236	$2,274,866

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period (net of deferred taxes (benefits) 2002 $1,081,095; 2001 ($98,834); 2000 $182,437)	1,718,218	(157,081)	290,199
Reclassification adjustment for (gains) losses included in net income (net of deferred taxes (benefits) 2002 $17,182; 2001 $99,907; 2000 ($10,128))	(27,307)	(158,786)	16,110

Total other comprehensive income (loss)	1,690,911	(315,867)	306,309

Comprehensive income	$4,501,994	$1,409,369	$2,581,175

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2002, 2001, and 2000

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balances, December 31, 1999	1,093,496	$1,093,496	$10,149,247	$4,013,171	$(153,465)	$15,102,449
Net income	—	—	—	2,274,866	—	2,274,866
Shares issued under stockholder stock purchase plan	2,659	2,659	47,330	—	—	49,989
Cash dividends, $.449 per share	—	—	—	(743,732)	—	(743,732)
Dividends reinvested under dividend reinvestment plan	13,894	13,894	187,861	—	—	201,755
Expired stock options	—	—	(10,889)	—	—	(10,889)
Other comprehensive income, net of tax	—	—	—	—	306,309	306,309

Balances, December 31, 2000	1,110,049	1,110,049	10,373,549	5,544,305	152,844	17,180,747

Net income	—	—	—	1,725,236	—	1,725,236
Shares repurchased and retired	(10,000)	(10,000)	(138,750)	—	—	(148,750)
Cash dividends, $.45 per share	—	—	—	(747,807)	—	(747,807)
Dividends reinvested under dividend reinvestment plan	12,314	12,314	155,712	—	—	168,026
Stock split effected in form of 50% stock dividend	551,197	551,197	—	(551,197)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(315,867)	(315,867)

Balances, December 31, 2001	1,663,560	1,663,560	10,390,511	5,970,537	(163,023)	17,861,585

Net income	—	—	—	2,811,083	—	2,811,083
Cash dividends, $.50 per share	—	—	—	(834,873)	—	(834,873)
Dividends reinvested under dividend reinvestment plan	10,548	10,548	169,522	—	—	180,070
Shares issued under employee stock purchase plan	3,065	3,065	39,140	—	—	42,205
Vested stock options	—	—	38,405	—	—	38,405
Other comprehensive income, net of tax	—	—	—	—	1,690,911	1,690,911

Balances, December 31, 2002	1,677,173	$1,677,173	$10,637,578	$7,946,747	$1,527,888	$21,789,386

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2002	2001	2000

Cash flows from operating activities:
Net income	$2,811,083	$1,725,236	$2,274,866
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,241,007	805,988	744,678
Compensation expense (benefit) from vested stock options, net	38,405	—	(10,889)
Provision for credit losses	—	(150,000)	—
Losses on other real estate owned	6,789	63,986	27,679
Deferred income taxes (benefits), net	278,768	(101,691)	(73,725)
Losses (gains) on disposals of assets, net	14,429	(259,135)	(255,803)
Income on investment in life insurance	(24,964)	—	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(20,493)	154,201	(402,152)
(Increase) decrease in other assets	(209,838)	(59,006)	2,020,004
(Decrease) increase in accrued interest payable	(43,776)	(35,460)	209,597
(Decrease) increase in other liabilities	(840,072)	(167,514)	834,018

Net cash provided by operating activities	3,251,338	1,976,605	5,368,273

Cash flows from investing activities:
Maturities of held to maturity mortgage-backed securities	3,179,978	3,303,672	1,521,930
Maturities of other held to maturity investment securities	6,134,713	10,961,629	500,000
Maturities of available for sale mortgage-backed securities	13,505,963	2,271,148	1,621,643
Maturities of other available for sale investment securities	4,098,363	5,237,023	500,000
Sales of debt securities	2,053,968	7,067,274	4,540,643
Purchases of held to maturity mortgage-backed securities	—	—	(2,990,625)
Purchases of held to maturity investment securities	—	—	(1,652,173)
Purchases of available for sale mortgage-backed securities	(30,417,008)	(25,158,011)	—
Purchases of other available for sale investment securities	(16,085,767)	(23,434,008)	(12,836,928)
Purchase of FHLB stock	(50,900)	—	—
Purchase of certificate of deposit	—	—	(100,000)
Purchase of common stock in the Glen Burnie Statutory Trust I	—	—	(155,000)
Purchase of life insurance contracts	(5,000,000)	—	—
Decrease (increase) in loans, net	6,282,506	(2,045,521)	(11,267,171)
Proceeds from sales of other real estate	—	—	537,000
Purchases of premises and equipment	(904,507)	(432,658)	(599,373)

Net cash used by investing activities	(17,202,691)	(22,229,452)	(20,380,054)

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	9,587,004	10,990,615	7,608,893
Increase in time deposits, net	2,525,885	12,347,766	4,269,449
(Decrease) increase in short-term borrowings	(45,334)	394,430	(1,976,958)
Proceeds from long-term borrowings	—	—	7,000,000
Repayments of long-term borrowings	(23,302)	(21,732)	(3,477)
Cash dividends paid	(793,915)	(765,819)	(667,053)
Common stock dividends reinvested	180,070	168,026	201,755
Repurchase and retirement of common stock	—	(148,750)	—
Issuance of guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	—	—	5,155,000
Issuance of common stock	42,205	—	49,989

Net cash provided by financing activities	11,472,613	22,964,536	21,637,598

(Decrease) increase in cash and cash equivalents	(2,478,740)	2,711,689	6,625,817
Cash and cash equivalents, beginning of year	18,220,828	15,509,139	8,883,322

Cash and cash equivalents, end of year	$15,742,088	$18,220,828	$15,509,139

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2002	2001	2000

Supplementary Cash Flow Information:
Interest paid	$5,245,908	$6,568,734	$5,692,020
Income taxes paid	712,844	693,000	205,000
Total increase (decrease) in unrealized appreciation (depreciation) on securities available for sale	2,754,826	(514,610)	499,038

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

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

While management believes it has established the allowance for credit losses in accordance with accounting principles generally accepted in the United States of America and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

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

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. No loans were converted to OREO in 2002, 2001, or 2000. The Bank financed no sales of OREO for 2002, 2001, or 2000. Sales of OREO financed by GBB Properties, Inc. totaled $145,000 for 2000.

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

Intangible Assets:

A core deposit intangible asset of $544,652, relating to a branch acquisition, is being amortized on the straight-line method over 10 years. Accumulated amortization totaled $394,872, $340,407, and $285,942 at December 31, 2002, 2001, and 2000, respectively. Amortization expense totaled $54,465 for each of the years ended December 2002, 2001, and 2000.

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and later superceded by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. As of December 31, 2001, no long-lived assets existed in which management considered impaired; however, in 2002 and 2000 certain long-lived assets were deemed to be impaired (See Note 5).

Income Taxes:

The provision for Federal and state income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

Temporary differences which give rise to deferred tax benefits relate principally to the allowance for credit losses, deferred compensation and benefit plans, other real estate owned, tax credit carryovers, net unrealized depreciation on investment securities available for sale, and reserve for unfunded commitments.

Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, allowance for credit losses, securities discount accretion, and the net unrealized appreciation on investment securities available for sale.

Credit Risk:

The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2002, the Bank had deposits and Federal funds sold with three separate financial institutions of approximately $475,000, $2,617,000, and $7,415,000.

Cash and Cash Equivalents:

The Bank has included cash and due from banks, interest-bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Accounting for Stock Options:

The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed above, and has adopted the disclosure-only provisions of SFAS No.123.

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

Note 2. Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $4,196,000, $2,923,000, and $3,039,000 during the years ended December 31, 2002, 2001, and 2000, respectively.

Note 3. Investment Securities

     Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury	$499,497	$14,568	$—	$514,065
U.S. Government agency	8,084,257	469,446	140,000	8,413,703
State and municipal	31,216,663	812,011	86,496	31,942,178
Corporate trust preferred	5,056,735	471,397	—	5,528,132
Mortgage-backed	37,311,301	948,303	—	38,259,604

	$82,168,453	$2,715,725	$226,496	$84,657,682

Held to maturity:
U.S. Government agency	$1,499,692	$106,321	$—	$1,606,013
State and municipal	682,688	47,014	—	729,702
Mortgage-backed	5,019,989	259,998	—	5,279,987

	$7,202,369	$413,333	$—	$7,615,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury	$498,684	$25,066	$—	$523,750
U.S. Government agency	7,504,660	13,859	9,688	7,508,831
State and municipal	19,976,500	137,505	313,434	19,800,571
Corporate trust preferred	4,819,930	126,842	9,958	4,936,814
Mortgage-backed	23,013,820	33,127	268,915	22,778,032

	$55,813,594	$336,399	$601,995	$55,547,998

Held to maturity:
U.S. Treasury	$749,498	$21,830	$—	$771,328
U.S. Government agency	6,881,993	161,650	14,375	7,029,268
State and municipal	682,560	19,197	—	701,757
Mortgage-backed	8,202,872	183,604	7,378	8,379,098

	$16,516,923	$386,281	$21,753	$16,881,451

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2000	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury	$497,871	$9,638	$—	$507,509
U.S. Government agency	6,975,277	45,107	38,008	6,982,376
State and municipal	8,038,349	254,201	—	8,292,550
Corporate trust preferred	2,821,428	—	1,481	2,819,947
Mortgage-backed	2,727,023	—	20,444	2,706,579

	$21,059,948	$308,946	$59,933	$21,308,961

Held to maturity:
U.S. Treasury	$1,248,529	$14,446	$620	$1,262,355
U.S. Government agency	17,834,666	83,636	311,617	17,606,685
State and municipal	682,431	27,437	—	709,868
Mortgage-backed	11,520,311	51,804	131,902	11,440,213

	$31,285,937	$177,323	$444,139	$31,019,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

Contractual maturities of investment securities at December 31, 2002, 2001, and 2000 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2002	Cost	Value	Cost	Value

Due within one year	$579,445	$595,838	$—	$—
Due over one to five years	7,370,459	7,707,811	1,499,692	1,606,013
Due over five to ten years	5,762,134	6,085,881	—	—
Due over ten years	31,145,134	32,008,548	682,688	729,702
Mortgage-backed, due in monthly installments	37,311,281	38,259,604	5,019,989	5,279,987

	$82,168,453	$84,657,682	$7,202,369	$7,615,702

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2001	Cost	Value	Cost	Value

Due within one year	$—	$—	$1,669,481	$1,715,190
Due over one to five years	7,277,130	7,274,011	1,000,000	1,066,579
Due over five to ten years	4,195,187	4,126,922	499,625	534,375
Due over ten years	21,327,457	21,369,033	5,144,945	5,186,209
Mortgage-backed, due in monthly installments	23,013,820	22,778,032	8,202,872	8,379,098

	$55,813,594	$55,547,998	$16,516,923	$16,881,451

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2000	Cost	Value	Cost	Value

Due within one year	$—	$—	$499,841	$499,478
Due over one to five years	6,973,148	6,976,182	3,634,136	3,684,832
Due over five to ten years	679,801	696,287	7,490,924	7,449,653
Due over ten years	10,679,976	10,929,913	8,140,725	7,944,945
Mortgage-backed, due in monthly installments	2,727,023	2,706,579	11,520,311	11,440,213

	$21,059,948	$21,308,961	$31,285,937	$31,019,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

Proceeds from sales of securities prior to maturity totaled $2,053,968, $7,067,274, and $4,540,643 for the years ended December 31, 2002, 2001, and 2000, respectively. The Bank realized gains of $52,943 and losses of $63 on those sales for 2002. The Bank realized gains of $276,392 and losses of $3,389 on those sales for 2001. The Bank realized losses of $26,237 on those sales for 2000. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax benefit (expense) relating to net gains/losses on sales of investment securities totaled ($20,422), ($105,434), and $10,133 for the years ended December 31, 2002, 2001, and 2000, respectively.

Securities with amortized costs of approximately $999,000, $1,248,000, and $1,247,000 were pledged as collateral for short-term borrowings at December 31, 2002, 2001, and 2000, respectively.

The Bank has no derivative financial instruments required to be disclosed under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4. Loans

Major categories of loans are as follows:

	2002	2001	2000

Mortgage:
Residential	$49,572,269	$44,293,130	$36,187,294
Commercial	31,584,086	36,920,258	40,168,603
Construction and land development	2,337,489	2,355,395	5,256,921
Lease financing	—	—	70,675
Demand and time	5,374,283	5,082,790	3,655,180
Installment	72,780,383	79,642,436	81,124,897

	161,648,510	168,294,009	166,463,570
Unearned income on loans	(847,064)	(786,302)	(705,024)

	160,801,446	167,507,707	165,758,546
Allowance for credit losses	(2,514,700)	(2,938,455)	(3,384,815)

	$158,286,746	$164,569,252	$162,373,731

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $52,795,000, $59,308,000, and $61,725,000 of such loans at December 31, 2002, 2001, and 2000, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2002, 2001, and 2000, the amounts of such loans outstanding totaled $1,244,758, $1,194,860, and $1,319,700, respectively. During 2002, loan additions and repayments totaled $207,500 and $157,602, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The allowance for credit losses is as follows:

	2002	2001	2000

Balance, beginning of year	$2,938,455	$3,384,815	$2,921,631
Provision for credit losses	—	(150,000)	—
Recoveries	306,332	390,792	1,223,618
Loans charged off	(730,087)	(687,152)	(760,434)

Balance, end of year	$2,514,700	$2,938,455	$3,384,815

Loans on which the accrual of interest has been discontinued totaled $571,057, $601,120, and $370,053 at December 31, 2002, 2001, and 2000, respectively. Interest that would have been accrued under the terms of these loans totaled $9,188, $14,877, and $48,484 for the years ended December 31, 2002, 2001, and 2000, respectively.

Information regarding loans classified by the Bank as impaired is summarized as follows:

	2002	2001	2000

Loans classified as impaired	$355,489	$443,874	$207,579
Allowance for credit losses on impaired loans	109,310	117,271	77,633
Average balance of impaired loans	175,609	211,294	63,105

Following is a summary of cash receipts on impaired loans and how they were applied:

Cash receipts applied to reduce principal balance	$19,381	$71,057	$6,389
Cash receipts recognized as interest income	8,454	10,878	581

Total cash receipts	$27,835	$81,935	$6,970

At December 31, 2002, the recorded investment in new troubled debt restructurings totaled $40,833. The average recorded investment in troubled debt restructurings totaled $41,964 for the year ended December 31, 2002. The allowance for credit losses relating to troubled debt restructurings totaled $8,166 at December 31, 2002. The Bank recognized $2,304 in interest income on troubled debt restructurings for cash payments received in 2002. All previous restructurings appear to be performing under the terms of the modified agreements.

According to management, no troubled debt restructurings transpired in 2001.

At December 31, 2000, the recorded investment in troubled debt restructurings totaled $369,594. The average recorded investment in troubled debt restructurings totaled $383,642 for the year ended December 31, 2000. The allowance for credit losses relating to troubled debt restructurings totaled $66,479 at December 31, 2000. The Bank recognized $93,653 in interest income on troubled debt restructurings for cash payments received in 2000.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2002	2001	2000

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	4,166,210	4,157,641	4,112,520
Equipment and fixtures	5-30 years	4,682,284	4,768,901	4,479,403
Construction in progress		622,587	17,954	246,461

		10,156,058	9,629,473	9,523,361
Accumulated depreciation		(6,012,629)	(5,742,842)	(5,254,958)

		$4,143,429	$3,886,631	$4,268,403

Construction in progress relates primarily to the opening of the new Severna Park branch in January 2003 and certain computer hardware and software upgrades in the main office.

Depreciation expense totaled $508,301, $573,674, and $551,784 for the years ended December 31, 2002, 2001, and 2000, respectively. Amortization of software and intangible assets totaled $190,493, $192,670, and $197,286 for the years ended December 31, 2002, 2001, and 2000, respectively.

The Bank leases the South Crain Highway and new Severna Park branches. Minimum lease obligations under the South Crain Highway branch are $71,800 per year through September 2004, adjusted annually by the CPI. Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2007. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $117,929, $110,612, and $122,060 for the years ended December 31, 2002, 2001, and 2000, respectively.

In the fourth quarter of 2002, the Board of Directors of the Company decided to close and relocate the existing Severna Park branch. At December 31, 2002, management determined that leasehold improvements made to this Severna Park branch, with a book value of $64,648, were impaired as prescribed by SFAS No. 144, and had no net realizable value, and recorded an asset impairment loss from continuing operations for this amount. The Bank also accrued approximately $77,000, as prescribed in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (See Note 21), relating to the estimated future lease and maintenance obligations. All expenses were included in other operating expenses for 2002 (see Note 13).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Short-term borrowings

Short-term borrowings are as follows:

	2002	2001	2000

Notes payable — U.S. Treasury	$837,074	$882,408	$487,978

Notes payable to the U.S. Treasury represents Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. The note payable is secured by investment securities with an amortized cost of approximately $999,000, $998,000, and $997,000 at December 31, 2002, 2001, and 2000, respectively.

The Bank owned 7,032 shares of common stock of the FHLB at December 31, 2002. The Bank is required to maintain an investment of .3% of total assets, adjusted annually. This investment was a condition for obtaining a variable rate credit facility with the FHLB. The credit available under this facility is determined at 12% of the Bank’s total assets, or approximately $33,400,000 at December 31, 2002. Long-term advances totaled $7,000,000 under this credit arrangement at December 31, 2002 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio and by investment securities with amortized cost of approximately $0, $250,000, and 250,000 at December 31, 2002, 2001, and 2000, respectively. Average short-term borrowings under this facility approximated $233,000 and $640,000 during 2002 and 2000, respectively, with no short-term borrowings in 2001.

The Bank also has available $5,000,000 in a short-term credit facility, secured by Federal funds sold, from another bank for short term liquidity needs, if necessary. No outstanding borrowings existed under this credit arrangement at December 31, 2002, 2001, and 2000.

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2002	2001	2000

Federal Home Loan Bank of Atlanta, convertible advance	$7,000,000	$7,000,000	$7,000,000
Mortgage payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through October 2010, secured by real estate	251,489	274,791	296,523

	$7,251,489	$7,274,791	$7,296,523

The Federal Home Loan Bank of Atlanta convertible advance has a final maturity of September 2010 and an interest rate of 5.84%, payable quarterly, which is fixed through September 2003. At that time, the Federal Home Loan Bank of Atlanta has the option of converting the rate to a three-month LIBOR; however, if converted, the borrowing can be repaid without penalty. The proceeds of the convertible advance were used to purchase higher yielding investment securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-term Borrowings (continued)

At December 31, 2002, the scheduled maturities of long-term borrowings are approximately as follows:

2002

2003	$25,000
2004	27,000
2005	29,000
2006	31,000
2007	33,000
2008 and thereafter	7,106,000

$7,251,000

Note 8. Deposits

Major classifications of interest-bearing deposits are as follows:

	2002	2001	2000

NOW and SuperNOW	$24,071,173	$22,395,703	$19,644,885
Money Market	19,889,727	20,626,249	16,766,390
Savings	47,616,167	42,344,960	40,687,639
Certificates of Deposit, $100,000 or more	17,698,559	17,635,466	11,995,756
Other time deposits	73,082,004	70,619,232	63,911,176

	$182,357,630	$173,621,610	$153,005,846

Interest expense on deposits is as follows:

	2002	2001	2000

NOW and SuperNOW	$64,644	$136,590	$217,558
Money Market	186,059	356,798	449,850
Savings	431,320	613,088	961,028
Certificates of Deposit, $100,000 or more	684,691	750,434	557,693
Other time deposits	2,846,112	3,670,700	3,376,299

	$4,212,826	$5,527,610	$5,562,428

At December 31, 2002, the scheduled maturities of time deposits are approximately as follows:

2002

2003	$52,744,000
2004	16,840,000
2005	5,625,000
2006	4,397,000
2007	9,007,000
2008 and thereafter	2,168,000

$90,781,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Deposits (continued)

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1,058,000, $526,000, and $734,000 at December 31, 2002, 2001, and 2000, respectively.

The Bank had no brokered deposits at December 31, 2002, 2001, and 2000.

Note 9. Income Taxes

The components of income tax expense for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Current:
Federal	$739,995	$594,160	$1,271,219
State	66,182	95,070	240,567

Total current	806,177	689,230	1,511,786

Deferred income taxes (benefits):
Federal	229,215	(70,871)	51,660
State	49,553	(30,820)	(125,385)

Total deferred	278,768	(101,691)	(73,725)

Income tax expense	$1,084,945	$587,539	$1,438,061

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000

Income before income taxes	$3,896,028	$2,312,775	$3,712,927

Taxes computed at Federal income tax rate	$1,324,650	$786,344	$1,262,395
Federal excise tax on pension plan termination and settlement	—	—	238,636
Increase (decrease) resulting from:
Tax-exempt income	(408,130)	(248,386)	(49,261)
State income taxes, net of Federal income tax benefit	108,518	42,405	76,021
AMT credits	—	—	(87,421)
Other	59,907	7,176	(2,309)

Income tax expense	$1,084,945	$587,539	$1,438,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes (continued)

Sources of deferred income taxes and the tax effects of each for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Depreciation	$(33,128)	$(52,012)	$(46,174)
Securities discount accretion	5,379	8,109	7,066
Provision for credit losses	(3,549)	52,185	(18,725)
Deferred compensation and pension benefit plans	310,066	(89,370)	(646,776)
Charitable contributions	—	—	29,372
Write-downs on other real estate owned	—	(22,912)	(9,462)
Alternative minimum tax credits	—	60,239	610,974
Reserve for unfunded commitments	—	(57,930)	—

Deferred income tax expense (benefit)	$278,768	$(101,691)	$(73,725)

The components of the net deferred income tax benefits as of December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000

Deferred income tax benefits:
Allowance for credit losses	$—	$—	2,986
Deferred compensation and benefit plans	105,359	415,425	326,055
Other real estate owned	32,375	32,375	9,462
Alternative minimum tax credits	—	—	60,239
Net unrealized depreciation on investment securities available for sale	—	102,573	—
Reserve for unfunded commitments	57,930	57,930	—

Total deferred income tax benefits	195,664	608,303	398,742

Deferred income tax liabilities:
Accumulated depreciation	61,016	94,144	146,156
Allowance for credit losses	45,650	49,199	—
Securities discount accretion	42,972	37,593	29,483
Net unrealized appreciation on investment securities available for sale	961,340	—	96,170

Total deferred income tax liabilities	1,110,978	180,936	271,809

Net deferred income tax (liabilities) benefits	$(915,314)	$427,367	$126,933

Management has determined that no valuation allowance is required as it is more likely than not that the net deferred income tax benefits will be fully realizable in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Pension and Profit Sharing Plans

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

The Bank officially terminated the plan in December 1999 and received IRS approval for plan termination in February 2000. The Bank settled all accrued benefits under the plan in October 2000. The Bank established a money purchase pension plan as a replacement plan. Upon termination of the pension plan, all participants became 100% vested. All accrued benefits under the terminated and settled pension plan were provided to participants through the purchase of annuities, or, in the case of actively employed participants, at their option, in the form of a lump sum rollover to the new defined contribution money purchase pension plan.

As a result of the termination of the defined benefit plan in 1999, the Bank had recognized a curtailment gain of $1,311,997, included in other income. The Bank also accrued a 25% safe harbor contribution of $328,000, included in employee benefit expense, and excise taxes of $196,800, payable on curtailment gains recognized, included in Federal and state income tax expense.

As a result of the settlement of the defined benefit plan in October 2000, the Bank recognized a settlement gain of $1,600,126, included in other income. The Bank also accrued a 25% safe harbor contribution of $397,728, included in employee benefit expense, and excise taxes of $238,636, payable on settlement gains recognized, included in Federal and state income tax expense.

The following table sets forth the financial status of the pension plan at December 31, 2000:

2000

Projected benefit obligation at January 1,	$4,791,364
Actual benefit payments	(4,710,262)
Other adjustments	(81,102)

Projected benefit obligation at December 31,	$—

Plan assets at January 1,	$7,045,921
Actual distributions	(7,622,385)
Actual returns	576,464

Plan assets at December 31,	$—

Net pension expense includes the following:
Actual return on assets	$(576,464)
Net amortization and deferral	874,288

Net pension expense	$297,824

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Pension and Profit Sharing Plans (continued)

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees. Contributions under this plan, made from the safe harbor accrual, totaled $188,470, $175,794, and $156,988 for the years ended December 31, 2002, 2001 and 2000, respectively. The Bank is also making additional contributions under this plan to certain employees whose retirement funds were negatively affected by the termination of the defined benefit pension plan. These additional contributions, included in employee benefit expense, totaled $103,476 and $149,045 for the years ended December 31, 2002 and 2001, respectively. The Bank made no additional contributions for the year ended December 31, 2000. As of December 31, 2002, the Bank has accrued approximately $477,000 relating to the remaining safe harbor contributions and the additional contributions to negatively affected employees.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan, included in employee benefit expense, totaled $359,914, $242,997, and $230,971 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 11. Post-Retirement Health Care Benefits

The Bank provides health care benefits to employees who retire at age 65 with five years of full time service immediately prior to retirement and two years of participation in the medical benefits plan. In 2001, the Bank amended the plan to include the current Board of Directors and their spouses and the spouses of current retirees. In the first quarter of 2002, the Bank again amended the plan so that all post-retirement healthcare benefits currently provided by the Bank to the above qualified participants will terminate on December 31, 2006. This amendment to the plan resulted in a net curtailment gain of approximately $764,000 in the year ended December 31, 2002. The plan was funded only by the Bank’s monthly payments of insurance premiums due, which totaled $59,316, $42,312, and $24,216 for the years ended December 31, 2002, 2001, and 2000, respectively.

The following table sets forth the financial status of the plan at December 31, 2002, 2001, and 2000:

	2002	2001	2000

Accumulated post-retirement benefit obligation:
Retirees	$269,955	$503,823	$299,422
Other active participants, fully eligible	—	79,954	—
Other active participants, not fully eligible	—	1,023,038	659,531

	269,955	1,606,815	958,953
Unrecognized net gain	2,857	31,712	250,074
Unrecognized transition obligation	—	(434,186)	(467,585)
Unrecognized past service (cost) savings	—	(128,666)	102,822

Accrued post-retirement benefit cost	$272,812	$1,075,675	$844,264

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Post-Retirement Health Care Benefits (continued)

Net post-retirement benefit expense for the years ended December 31, 2002, 2001, and 2000 includes the following:

Service cost	$—	$135,368	$73,360
Interest cost	20,096	100,651	60,006
Amortization of unrecognized transition obligation	—	33,399	33,399
Amortization of net gain	—	—	(6,879)
Amortization of past service cost (savings)	—	4,304	(6,924)

Net post-retirement benefit expense	$20,096	$273,722	$152,962

Assumptions used in the accounting for net post-retirement benefit expense were as follows:

	2002	2001	2000

Health care cost trend rate	5.0%	5.0%	5.0%
Discount rate	6.5%	6.5%	6.5%

If the assumed health care cost trend rate were increased to 6% for 2002, 2001, and 2000, the total of the service and interest cost components of net periodic post-retirement health care benefit cost would increase by $369, $46,848, and $28,474 for the years ended December 31, 2002, 2001, and 2000, respectively, and the accumulated post-retirement benefit obligation would increase to $20,465, $320,570, and $181,436 as of December 31, 2002, 2001, and 2000, respectively.

Note 12. Other Benefit Plans

During the fourth quarter of 2002, the Bank purchased life insurance contracts on most of the officers and is the sole owner and primary beneficiary of the policies. The Bank is in the process of assigning a portion of each policies benefit to the insured officer in accordance with the Bank Owned Life Insurance (BOLI) program. Income from these contracts will be used to offset or recover the costs associated with employee benefit plans. Cash value totaled $5,024,964 at December 31, 2002 and is included in other assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Other Operating Expenses

Other operating expenses include the following:

	2002	2001	2000

Professional services	$533,194	$605,952	$642,609
Stationery, printing and supplies	226,127	260,863	224,453
Postage and delivery	256,080	262,759	269,710
FDIC assessment	38,015	37,696	67,393
Directors fees and expenses	142,762	128,101	114,442
Marketing	212,470	244,838	251,113
Data processing	144,580	154,980	231,097
Correspondent bank services	76,508	74,533	95,245
Telephone	142,703	138,220	100,026
Liability insurance	116,121	93,608	98,446
Losses and expenses on real estate owned (OREO)	7,157	73,455	58,334
Asset impairment losses on branch closures and related exit expenses (see Note 5)	141,647	—	280,460
Provision for losses on unfunded credit related commitments with off-balance sheet risk	—	150,000	—
Other	695,857	787,400	608,843

	$2,733,221	$3,012,405	$3,042,171

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

During each of the years ended December 31, 2002, 2001, and 2000, the Company made payments totaling $131,378 relating to the standstill agreement. These payments are included in other expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies (continued)

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2002	2001	2000

Loan commitments:
Construction and land development	$357,000	$250,000	$450,000
Other mortgage loans	3,422,912	5,456,022	79,000

	$3,779,912	$5,706,022	$529,000

Unused lines of credit:
Home-equity lines	$4,288,833	$3,775,941	$3,417,102
Commercial lines	9,272,579	7,272,045	7,615,035
Unsecured consumer lines	841,400	862,555	908,600

	$14,402,812	$11,910,541	$11,940,737

Letters of credit:	$891,549	$1,257,361	$1,237,878

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2002, the Bank accrued $150,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

Cost associated with the issuance of the trust preferred securities totaling $150,000 were capitalized and are being amortized through 2030. At December 31, 2002, 2001, and 2000, the unamortized balance totaled $140,000, $145,000, and $150,000, respectively, and was included in other assets.

Note 18. Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. Retained earnings from which dividends may not be paid without prior approval totaled approximately $3,462,000, $2,469,000, and $2,694,000 at December 31, 2002, 2001, and 2000, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Stock repurchase program:

In December 2000, the Company instituted a Stock Repurchase Program. Under the program, the Company may spend up to $250,000 to repurchase its outstanding stock. The repurchases may be made from time to time at a price not to exceed $10.667 per share. During 2001, the Company repurchased 15,000 shares at an average price of $9.917 (adjusted for stock splits and stock dividends). This program was terminated by the Company in December 2001.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. The Bank applies Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for this plan. Net compensation cost (benefit) of $38,405, $0, and ($10,889) have been recognized in the accompanying consolidated financial statements in 2002, 2001, and 2000, respectively. If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity (continued)

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

		Grant
	Shares	Price

Outstanding December 31, 1999	5,616	$10.978
Expired	(5,616)	$10.978

Outstanding December 31, 2000	—
Outstanding December 31, 2001	—
Granted on May 17, 2002, expiring August 13, 2003	7,765	$13.77
Exercised	(3,065)
Expired	(145)	$13.77

Outstanding December 31, 2002	4,555

At December 31, 2002 shares of common stock reserved for issuance under the plan totaled 38,497.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2002, 2001, and 2000, shares of common stock purchased under the plan totaled 10,548, 12,314, and 13,894, respectively. At December 31, 2002, shares of common stock reserved for issuance under the plan totaled 143,691.

The Board of Directors may suspend or discontinue the plan at its discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity (continued)

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

		Grant
	Shares	Price

Outstanding December 31, 1999	—
Granted on January 24, 2000, expiring March 24, 2000	75,000	$12.533
Exercised	(2,307)
Expired	(72,693)	$12.533

Granted on March 21, 2000, expiring June 23, 2000	75,000	$12.533
Exercised	(1,682)
Expired	(73,318)	$12.533

Outstanding December 31, 2000	—
Outstanding December 31, 2001	—
Outstanding December 31, 2002	—

At December 31, 2002, shares of common stock reserved for issuance under the plan totaled 181,666. The Board of Directors may suspend or discontinue the plan at its discretion.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2002, 2001, and 2000, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity (continued)

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

A comparison of capital as of December 31, 2002, 2001, and 2000 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total Capital
(to Risk Weighted Assets)
Company	$27,523,000	15.3%	$14,410,000	8.0%	N/A
Bank	26,949,000	15.0%	14,363,000	8.0%	$17,954,000	10.0%
Tier I Capital
(to Risk Weighted Assets)
Company	25,266,000	14.0%	7,209,000	4.0%	N/A
Bank	24,699,000	13.8%	7,185,000	4.0%	10,778,000	6.0%
Tier I Capital
(to Average Assets)
Company	25,266,000	9.1%	11,143,000	4.0%	N/A
Bank	24,699,000	8.9%	11,126,000	4.0%	13,907,000	5.0%
As of December 31, 2001
Total Capital
(to Risk Weighted Assets)
Company	$25,254,000	13.9%	$14,514,000	8.0%	N/A
Bank	24,361,000	13.5%	14,458,000	8.0%	$18,072,000	10.0%
Tier I Capital
(to Risk Weighted Assets)
Company	22,976,000	12.7%	7,254,000	4.0%	N/A
Bank	22,092,000	12.2%	7,226,000	4.0%	10,838,000	6.0%
Tier I Capital
(to Average Assets)
Company	22,976,000	8.8%	10,456,000	4.0%	N/A
Bank	22,092,000	8.5%	10,421,000	4.0%	13,026,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2000
Total Capital
(to Risk Weighted Assets)
Company	$24,092,000	14.0%	$13,772,000	8.0%	N/A
Bank	23,655,000	13.7%	13,863,000	8.0%	$17,328,000	10.0%
Tier I Capital
(to Risk Weighted Assets)
Company	21,925,000	12.7%	6,886,000	4.0%	N/A
Bank	21,474,000	12.4%	6,932,000	4.0%	10,397,000	6.0%
Tier I Capital
(to Average Assets)
Company	21,925,000	9.3%	9,424,000	4.0%	N/A
Bank	21,474,000	9.1%	9,424,000	4.0%	11,780,000	5.0%

Note 19. Earnings Per Common Share

Earnings per common share are calculated as follows:

	2002	2001	2000

Basic:
Net income	$2,811,083	$1,725,236	$2,274,866
Weighted average common shares outstanding	1,668,335	1,656,904	1,652,001
Basic net income per share	$1.68	$1.04	$1.38
Diluted:
Net income	$2,811,083
Weighted average common shares outstanding	1,668,335
Dilutive effect of stock options	2,820

Average common shares outstanding - diluted	1,671,155
Diluted net income per share	$1.68

Diluted earnings per share calculations were not required for 2001 and 2000 as there were no options outstanding at December 31, 2001 and 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Values of Financial Instruments

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair value and the related carrying values of the Company’s financial instruments are as follows:

	2002		2001		2000

	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$11,297,175	$11,297,175	$10,888,085	$10,888,085	$9,559,329	$9,559,329
Interest-bearing deposits in other financial institutions	41,335	41,335	1,879,444	1,879,444	50,947	50,947
Federal funds sold	4,403,578	4,403,578	5,453,299	5,453,299	5,898,863	5,898,863
Certificates of deposit in other financial institutions	100,000	100,000	100,000	100,000	100,000	100,000
Investment securities available for sale	84,657,682	84,657,682	55,547,998	55,547,998	21,308,961	21,308,961
Investment securities held to maturity	7,202,369	7,615,702	16,516,923	16,881,451	31,285,937	31,019,121
Federal Home Loan Bank Stock	703,200	703,200	652,300	652,300	652,300	652,300
Common stock-Statutory Trust I	155,000	155,000	155,000	155,000	155,000	155,000
Ground rents	249,900	249,900	249,900	249,900	249,900	249,900
Loans, less allowance for credit losses	158,286,746	158,290,000	164,569,252	164,570,000	162,373,731	162,525,000
Accrued interest receivable	1,547,511	1,547,511	1,527,018	1,527,018	1,681,219	1,681,219
Financial liabilities:
Deposits	241,419,607	241,420,000	229,306,718	231,692,000	205,968,337	205,969,000
Short-term borrowings	837,074	837,074	882,408	882,408	487,978	487,978
Long-term borrowings	7,251,489	7,251,489	7,274,791	7,274,791	7,296,523	7,296,523
Dividends payable	236,291	236,291	195,333	195,333	213,345	213,345
Accrued interest payable	111,398	111,398	155,174	155,174	195,166	195,166
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518	171,518	166,986	166,986
Guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	5,155,000	5,155,000	5,155,000	5,155,000	5,155,000	5,155,000
Unrecognized financial instruments
Commitments to extend credit	18,182,724	18,182,724	17,616,563	17,466,563	12,469,737	12,364,095
Standby letters of credit	891,549	891,549	1,257,361	1,257,361	1,237,878	1,237,878

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

Note 21. Recently Issued Accounting Pronouncements

In June 2002, the FASB issued statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) This statement changes the current practice of accounting for these transactions by changing the timing of the recognition of exit or disposal costs and generally requires such costs to be recognized when the liability is incurred rather than on the date the entity commits to a plan of exit or disposal. It also requires such liabilities to be measured at fair value.

The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. In management’s opinion, the Company and the Bank are currently in compliance with all applicable provisions of this pronouncement (See Note 5).

In October 2002, the FASB issued statements of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9 (“SFAS 147”). This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB no. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounting for by the Purchase Method. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor and borrower- relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises.

The provisions in paragraph 5 of SFAS 147 are effective for acquisitions on or after October 1, 2002. The provisions in paragraph 6 shall be effective on October 1, 2002. Transition provisions for previously recognized identified intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. In management’s opinion, the Company and Bank are currently in compliance with all applicable provisions of this pronouncement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Recently Issued Accounting Pronouncements (continued)

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, (“SFAS 148”). This statement amends FASB No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock based employee compensation. Finally, this statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about effects in interim financial information.

The amendments to SFAS 123 in paragraph 2(a) – 2 (e) of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The amendments to SFAS 123 in paragraph 2 (f) of this statement and the amendment to APB 28 in paragraph 3 shall be effective for financial reports continuing condensed financial statements for interim periods beginning after December 15, 2002. Management is currently considering the impact of the change to the fair value based method of accounting for stock-based employee compensation in the 2003 financial statements. In management’s opinion, the Company and Bank are in compliance with all applicable disclosure provisions of this pronouncement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2002	2001	2000

Assets

Cash	$397,118	$512,981	$110,768
Investment in The Bank of Glen Burnie	26,376,359	22,133,607	22,013,186
Investment in GBB Properties, Inc.	251,012	244,920	238,645
Investment in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Due from subsidiaries	34,484	104,384	198,479
Other assets	141,361	232,544	150,000

Total assets	$27,355,334	$23,383,436	$22,866,078

Liabilities and Stockholders’ Equity

Dividends payable	$236,291	$195,333	$213,345
Accrued interest payable on junior subordinated debentures	171,518	171,518	166,986
Due to subsidiary	—	—	150,000
Other liabilities	3,139	—	—

Total liabilities	410,948	366,851	530,331

Guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	5,155,000	5,155,000	5,155,000

Stockholders’ equity:
Common stock	1,677,173	1,663,560	1,110,049
Surplus	10,637,578	10,390,511	10,373,549
Retained earnings	7,946,747	5,970,537	5,544,305
Accumulated other comprehensive income (loss), net of taxes (benefits)	1,527,888	(163,023)	152,844

Total stockholders’ equity	21,789,386	17,861,585	17,180,747

Total liabilities and stockholders’ equity	$27,355,334	$23,383,436	$22,866,078

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Parent Company Financial Information (continued)

Statements of Income

Years Ended December 31,	2002	2001	2000

Dividends and distributions from subsidiaries	$720,000	$1,750,000	$475,000
Other income	16,430	16,430	—
Standstill agreement expense	(131,378)	(131,378)	(131,378)
Interest expense on junior subordinated debentures	(546,430)	(550,962)	(166,986)
Other expenses	(36,642)	(42,156)	(2,100)

Income before income tax benefit and equity in undistributed net income of subsidiaries	21,980	1,041,934	174,536
Income tax benefit	269,575	240,739	102,158
Change in undistributed net income of subsidiaries	2,519,528	442,563	1,998,172

Net income	$2,811,083	$1,725,236	$2,274,866

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2002	2001	2000

Cash flows from operating activities:
Net income	$2,811,083	$1,725,236	$2,274,866
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	91,183	(82,544)	(150,000)
Decrease (increase) in due from subsidiaries	69,900	94,095	(102,158)
(Decrease) increase in due to subsidiaries	—	(150,000)	150,000
Increase in accrued interest payable	—	4,532	166,986
Increase in other liabilities	3,139	—	—
Change in undistributed net income of subsidiaries	(2,519,528)	(442,563)	(1,998,172)

Net cash provided by operating activities	455,777	1,148,756	341,522

Cash flows from investing activities:
Purchase of common stock in the Glen Burnie Statutory Trust I	—	—	(155,000)
Capital contributed to subsidiary	—	—	(5,000,000)

Net cash used by investing activities	—	—	(5,155,000)

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	180,070	168,026	201,755
Issuance of guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	—	—	5,155,000
Proceeds from sales of common stock	42,205	—	49,989
Repurchase and retirement of common stock	—	(148,750)	—
Dividends paid	(793,915)	(765,819)	(667,053)

Net cash (used) provided in financing activities	(571,640)	(746,543)	4,739,691

(Decrease) increase in cash	(115,863)	402,213	(73,787)
Cash, beginning of year	512,981	110,768	184,555

Cash, end of year	$397,118	$512,981	$110,768

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Quarterly Results of Operations (Unaudited)

The following is a summary of the Consolidated unaudited quarterly results of operations:

2002

(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,021	$4,250	$4,178	$4,121
Interest expense	1,248	1,302	1,284	1,368
Net interest income	2,773	2,948	2,894	2,753
Provision for credit losses	—	—	—	—
Net securities gains	5	42	2	4
Income before income taxes	775	918	762	1,441
Net income	545	691	587	988
Net income per share (basic and diluted)	$0.33	$0.41	$0.35	$0.59

2001

(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,316	$4,297	$4,303	$4,291
Interest expense	1,564	1,627	1,598	1,744
Net interest income	2,752	2,670	2,705	2,547
Provision for credit losses	(150)	—	—	—
Net securities gains	89	137	29	18
Income before income taxes (1)	404	825	485	599
Net income (1)	330	586	377	432
Net income per share (basic and diluted) (1)	$0.20	$0.35	$0.23	$0.27

2000

(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,415	$4,141	$4,318	$3,829
Interest expense	1,688	1,478	1,392	1,344
Net interest income	2,727	2,663	2,926	2,485
Net securities losses	—	(26)	—	—
Income before income taxes	1,159	685	1,330	539
Net income	612	466	830	367
Net income per share (basic and diluted)	$0.70	$0.42	$0.66	$0.29

The sum of the quarters for each fiscal year presented may not equal the annual total amounts due to rounding.

(1) Results have been restated to reflect a positive amendment to the post-retirement benefit plan, made during the first quarter 2001. Income before income taxes and net income for each quarter have been decreased by $58 and $35, respectively, as a result of this amendment. Net income per share (basic and diluted) has also been changed to reflect these restatements. Due to these restatements the first, second and third quarters of 2001 do not match the amounts reported in the Form 10-Q filed with the SEC.