Form 10-Q
period 2003-03-31
GLEN BURNIE BANCORP
filed 2003-05-01
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act. Yes     No X
                                              ---    ---

At May 1, 2003, the number of shares outstanding of the registrant's common stock was 1,679,359.

                               TABLE OF CONTENTS
                               -----------------

Part I - Financial Information                                              Page
                                                                            ----
         Item 1.  Consolidated Financial Statements:
         -------

                  Condensed Consolidated Balance Sheets,
                  March 31, 2003 (unaudited) and
                  December 31, 2002 (audited)                                 3

                  Condensed Consolidated Statements of Income
                  for the Three Months Ended March 31, 2003
                  and 2002 (unaudited)                                        4

                  Condensed Consolidated Statements of Comprehensive
                  Income for the Three Months Ended March 31, 2003
                  and 2002 (unaudited)                                        5

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2003
                  and 2002 (unaudited)                                        6

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                        7

         Item 2.  Management's Discussion and Analysis of
         -------  and Results of Operations Financial Condition               8

         Item 3.  Quantitative And Qualitative Disclosure
         -------  About Market Risk                                          12

         Item 4.  Controls and Procedures                                    12
         -------

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                           13
         -------

                  Signatures                                                 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                      March 31, 2003      December 31,
                                     ASSETS                           --------------          2002
                                                                        (unaudited)           ----
                                                                                            (audited)

Cash and due from banks                                                  $10,072           $11,297
Interest-bearing deposits in other financial institutions                  4,757                41
Federal funds sold                                                         6,412             4,404
                                                                         -------           -------
       Cash and cash equivalents                                          21,241            15,742
Certificates of deposit in other financial institutions                      100               100
Investment securities available for sale, at fair value                   90,680            84,658
Investment securities held to maturity, at cost
   (fair value March 31: $6,554;  December 31: $7,616)                     6,207             7,202
Federal Home Loan Bank stock, at cost                                        896               703
Common Stock in the Glen Burnie Statutory Trust I                            155               155
Loans, less allowance for credit losses
   (March 31: $2,380; December 31: $2,515)                               157,850           158,287
Premises and equipment, at cost, less accumulated depreciation             4,350             4,143
Other real estate owned                                                      412               413
Cash value of life insurance                                               5,091             5,025
Other assets                                                               2,675             2,978
                                                                        --------          --------
                   Total assets                                         $289,657          $279,406
                                                                        ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                $252,800          $241,420
Short-term borrowings                                                        104               837
Long-term borrowings                                                       7,245             7,251
Other liabilities                                                          2,246             2,953
                                                                        --------          --------
                  Total liabilities                                      262,395           252,461
                                                                        --------          --------

COMMITMENTS AND CONTINGENCIES

Guaranteed preferred beneficial interests in Glen Burnie Bancorp
   junior subordinated debentures                                          5,155             5,155
                                                                        --------          --------

STOCKHOLDERS' EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
   Issued and outstanding: March 31: 1,679,359 shares;
   December 31: 1,677,173 shares                                           1,679             1,677
Surplus                                                                   10,679            10,638
Retained earnings                                                          8,401             7,947
Accumulated other comprehensive income, net of tax                         1,348             1,528
                                                                        --------          --------
                   Total stockholders' equity                             22,107            21,790
                                                                        --------          --------
                   Total liabilities and stockholders' equity           $289,657          $279,406
                                                                        ========          ========


     See accompanying notes to condensed consolidated financial statements.



                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                 Three Months Ended March 31,
                                                                     2003            2002
                                                                     ----            ----
Interest income on:
   Loans, including fees                                            $2,819          $3,115
   U.S. Treasury and U.S. Government agency securities                 487             605
   State and Municipal securities                                      375             258
   Other                                                               131             143
                                                                    ------          ------
       Total interest income                                         3,812           4,121
                                                                    ------          ------

Interest expense on:
   Deposits                                                            899           1,124
   Short-term borrowings                                                 1               2
   Long-term borrowings                                                108             106
   Junior subordinated debentures                                      136             136
                                                                    ------          ------
       Total interest expense                                        1,144           1,368
                                                                    ------          ------

          Net interest income                                        2,668           2,753

Provision for credit losses                                              0               0
                                                                    ------          ------

          Net interest income after provision for credit losses      2,668           2,753
                                                                    ------          ------

Other income:
   Service charges on deposit accounts                                 258             249
   Other fees and commissions                                          208             138
   Other non-interest income                                             2               3
   Gain on termination of post-retirement plan                           0             764
   Gains on investment securities                                       92               4
                                                                    ------          ------
       Total other income                                              560           1,158
                                                                    ------          ------

Other expenses:
   Salaries and employee benefits                                    1,465           1,424
   Occupancy                                                           212             146
   Other expenses                                                      798             900
                                                                    ------          ------
       Total other expenses                                          2,475           2,470
                                                                    ------          ------

Income before income taxes                                             753           1,441

Income tax expense                                                      97             453
                                                                    ------          ------

Net income                                                            $656           $ 988
                                                                      ====           =====
Basic and diluted earnings per share of common stock                 $0.39           $0.59
                                                                     =====           =====

Weighted average shares of common stock outstanding              1,677,339       1,663,770
                                                                 =========       =========
Dividends declared per share of common stock                         $0.12           $0.10
                                                                     =====           =====

     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                        2003        2002
                                                        ----        ----

Net income                                              $656        $988

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

       Unrealized holding losses arising
       during period                                    (124)       (235)

       Reclassification adjustment for gains
       included in net income                            (56)         (2)
                                                        ----        ----
Comprehensive income                                    $476        $751
                                                        ====        ====


     See accompanying notes to condensed consolidated financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                            2003              2002
                                                                                            ----              ----
Cash flows from operating activities:
Net income                                                                                  $656              $988
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                  10               114
   Provision for credit losses                                                                 0                 0
   Gains on disposals of assets, net                                                         (92)               (4)
   Income on investment in life insurance                                                    (66)                0
   Changes in assets and liabilities:
     Decrease (increase) in other assets                                                     372              (254)
     Decrease in other liabilities                                                          (630)             (816)
                                                                                            ----              ----
Net cash provided by operating activities                                                    250                28
                                                                                            ----              ----

Cash flows from investing activities:
   Maturities of available for sale mortgage-backed securities                             7,146             2,684
   Proceeds from disposals of investment securities                                        4,232             3,134
   Purchases of investment securities                                                    (16,458)           (7,025)
   Purchases of Federal Home Loan Bank stock                                                (193)              (51)
   Decrease in loans, net                                                                    437             2,249
   Purchases of premises and equipment                                                      (320)              (12)
                                                                                         -------            ------
Net cash (used) provided by investing activities                                          (5,156)              979
                                                                                         -------            ------

Cash flows from financing activities:
   Increase (decrease) in deposits, net                                                   11,380               (55)
   Decrease in short-term borrowings                                                        (733)              (69)
   Repayment of long-term borrowings                                                          (6)               (6)
   Dividends paid                                                                           (279)             (195)
   Common stock dividends reinvested                                                          43                36
                                                                                          ------              ----

Net cash provided (used) by financing activities                                          10,405              (289)
                                                                                          ------              ----

Increase in cash and cash equivalents                                                      5,499               718

Cash and cash equivalents, beginning of year                                              15,742            18,220
                                                                                          ------            ------

Cash and cash equivalents, end of period                                                 $21,241           $18,938
                                                                                         =======           =======

     See accompanying notes to condensed consolidated financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2003 and 2002.

     Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

                                                         Three Months Ended
                                                           March 31, 2003
                                                           --------------
    Diluted:
      Net income                                              $  656,000
      Weighted average common shares outstanding               1,677,339
      Dilutive effect of stock options
                                                                   4,555
                                                              ----------
      Average common shares outstanding - diluted              1,681,894
      Diluted net income per share                                 $0.39

Diluted earnings per share calculations were not required for the three months ended March 31, 2002 since there were no options outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $656,000 ($0.39 basic and diluted earnings per share) for the first quarter of 2003, compared to first quarter 2002 consolidated net income of $988,000 ($0.59 basic and diluted earnings per share). Included in the results for the 2002 period is an after-tax increase of $470,000 in consolidated net income ($764,000 pre-tax) arising from the negative amendment to the Bank's post-retirement health insurance benefit plan which was recognized in the first quarter of 2002. Consolidated net income for the first quarter of 2002 without this gain was $518,000.

     Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2003 was $2,668,000 compared to $2,753,000 for the same period in 2002, a decrease of $85,000 (3.1%) for the three-month period. This decline was primarily attributable to a decrease in loan income, partially offset by a decrease in interest expense on deposits.

     Interest income decreased $309,000 (7.5%) for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to a decrease in loan income as a result of a declining interest rate environment.

     Interest expense declined $224,000 (16.4%) for the three months ended March 31, 2003 compared to the 2002 period, principally due to a decrease in interest expense on deposits as a result of a declining interest rate environment.

     Net interest margins for the three months ended March 31, 2003 was 4.53%, compared to tax equivalent net interest margins of 4.80% for the three months ended March 31, 2002. The decline in net interest margins for the three months ended March 31, 2003 was primarily due to a decline in the interest rates on earning assets, partially offset by a decline in the interest rates on deposits.

     Provision For Credit Losses. The Company made no additional provision for credit losses during the three month periods ended March 31, 2003 and 2002. As of March 31, 2003, the allowance for credit losses equaled 309.90% of non-accrual and past due loans compared to 429.13% at December 31, 2002 and 596.21% at March 31, 2002. During the three month period ended March 31, 2003, the Company recorded net charge-offs of $135,000, compared to net charge-offs of $106,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2003 period represent 0.34% of the average loan portfolio.

     Other Income. Other income declined from $1,158,000 for the three month period ended March 31, 2002, to $560,000 for the corresponding 2003 period, a $598,000 (51.6%) decline. Other income for 2002 included a gain of $764,000 arising from the negative amendment on the Bank's post-retirement health insurance benefit plan which was recognized in the quarter ended March 31, 2002. Other income for 2002 without the gain arising from the negative amendment on the Bank's post-retirement health insurance benefit plan was $394,000. The decrease in other income for the 2003 period was primarily due to the absence of this gain, partially offset by increases in other fees and commissions due to income on investments in life insurance and increases in securities gains.

     Other Expense. Other expense increased slightly from $2,470,000 for the three month period ended March 31, 2002, to $2,475,000 for the corresponding 2003 period, a $5,000 (0.2%) increase. The increase was due to a increase in salary and benefit expenses and occupancy expenses, partially offset by a decline in professional fees included in other expenses.

     Income Taxes. During the three months ended March 31, 2003, the Company recorded income tax expense of $97,000, compared to an income tax expense of $453,000 for the corresponding period of the prior year. The decrease in income tax expenses is primarily due to a decrease in other non-interest income combined with an increase in tax exempt income. The Company's effective tax rate for the three month period in 2003 was 13%, compared to 31% for the prior year period.

FINANCIAL CONDITION

     General. The Company's assets grew to $289,657,000 at March 31, 2003 from $279,406,000 at December 31, 2002, primarily due to an increase in investments, interest-bearing deposits in other financial institutions and federal funds sold. The Bank's net loans totaled $157,850,000 at March 31, 2003, compared to $158,287,000 at December 31, 2002, a decrease of $437,000 (0.3%), primarily attributable to a decline in the portfolio of indirect loans.

     The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $96,887,000 at March 31, 2003, a $5,027,000 (5.5%) increase from $91,860,000 at December 31, 2002. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2003, totaled $21,241,000, an increase of $5,499,000 (34.9%) from the December 31, 2002 total of $15,742,000. The aggregate market value of investment securities held by the Bank as of March 31, 2003 was $97,234,000 compared to $92,274,000 as of December 31, 2002, a
$4,960,000 (5.4%) increase.

     Deposits as of March 31, 2003 totaled $252,800,000, which is an increase of $11,380,000 (4.7%) from $241,420,000 at December 31, 2002. Demand deposits as of
March 31, 2003 totaled  $66,427,000  which is an increase of $7,365,000  (12.5%)
from $59,062,000 at December 31, 2002. NOW accounts as of March 31, 2003 totaled $24,470,000 which is an increase of $399,000 (1.6%) from $24,071,000 at December
31, 2002. Money market accounts as of March 31, 2003 totaled $22,061,000 which is an increase of $2,172,000 (10.9%), from $19,889,000 at December 31, 2002.
Savings deposits as of March 31, 2003 totaled $50,269,000 an increase of $2,653,000 (5.6%) from $47,616,000 at December 31, 2002. Certificates of deposit over $100,000 totaled $17,951,000 on March 31, 2003, an increase of $253,000
(1.4%) from $17,698,000 at December 31, 2002. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $71,513,000 on March 31, 2003, a $1,569,000 (2.1%) decrease from the
$73,082,000 total at December 31, 2002.

     Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                   At March 31,       At December 31,
                                                                   ------------       ---------------
                                                                       2003                 2002
                                                                       ----                 ----
                                                                         (Dollars in Thousands)

Restructured loans                                                    $   0                $  41
                                                                      =====                =====

Non-accrual loans:
   Real estate - mortgage:
     Residential                                                      $ 447                $ 264
     Commercial                                                           0                  178
   Real estate - construction                                             8                    7
   Installment                                                          106                  112
   Credit card & related                                                  0                    0
   Commercial                                                           190                   10
                                                                      -----                -----
       Total non-accrual loans                                          751                  571
                                                                      -----                -----

Accruing loans past due 90 days or more:
   Real estate - mortgage:
     Residential                                                         15                    1
     Commercial                                                           0                    0
   Real estate - construction                                             1                    0
   Installment                                                            1                   14
   Credit card & related                                                  0                    0
   Commercial                                                             0                    0
   Other                                                                  0                    0
                                                                      -----                -----
       Total accruing loans past due 90 days or more                     17                   15
                                                                      -----                -----

       Total non-accrual and past due loans                           $ 768                $ 586
                                                                      =====                =====

Non-accrual and past due loans to gross loans                          0.49%                0.36%
                                                                      =====                =====

Allowance for credit losses to non-accrual and past due loans        309.90%               429.1%
                                                                     ======                =====


     At March 31, 2003, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

     Transactions in the allowance for credit losses for the three months ended March 31, 2003 and 2002 were as follows:

                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                       2003          2002
                                                       ----          ----
                                                     (Dollars in Thousands)

Beginning balance                                   $  2,515     $  2,938

Charge-offs                                             (223)        (140)
Recoveries                                                88           34
                                                    --------     --------
Net charge-offs                                         (135)        (106)

Provisions charged to operations                           0            0
                                                    --------     --------
Ending balance                                      $  2,380     $  2,832
                                                    ========     ========

Average loans                                       $157,764     $163,338
Net charge offs to average loans (annualized)           0.34%        0.26%


     Reserve for Unfunded Commitments. As of March 31, 2003, the Bank had outstanding commitments totaling $16,615,817. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank's reserve for unfunded commitments arising from these transactions:

                                                       Three Months Ended
                                                            March 31,
                                                       2003          2002
                                                       ----          ----
                                                     (Dollars in Thousands)

Beginning balance                                     $ 150         $ 150

Provisions charged to operations                          0             0
                                                      -----         -----
Ending balance                                        $ 150         $ 150
                                                      =====         =====


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

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2003, totaled $21,241,000, an increase of $5,499,000 (34.9%) from the December 31, 2002 total of $15,742,000.

     As of March 31, 2003, the Bank was permitted to draw on a $34,700,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans. As of March 31, 2003, a $7.0 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of March 31, 2003, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

     The Company's stockholders' equity increased $317,000 (1.45%) during the three months ended March 31, 2003, due to earnings, partially offset by decreases in equity accounts from dividend distributions. The Company's accumulated other comprehensive income, net of tax decreased by $180,000 (11.78%) from $1,528,000 at December 31, 2002 to $1,348,000 at March 31, 2003,
as a result of a decrease in unrealized holding gains on investment securities arising during the period. Retained earnings increased by $454,000 (5.71%) as the result of the Company's earnings during the quarter which were partially offset by dividends declared. In addition, $43,000 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 2003, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.94%, a Tier 1 risk-based capital ratio of 13.67% and a total risk-based capital ratio of 14.92%.


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

10.1 Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 33-62280)

10.2 The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Period Ended March 31, 2002, File No. 0-24047)

10.3 Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)

10.4 The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)

31.1      Rule 15d-14(a) Certification of Chief Executive Officer

31.2      Rule 15d-14(a) Certification of Chief Financial Officer

32        Section 1350 Certifications

99        Press Release issued April 30, 2003

(b)       Reports on Form 8-K:

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GLEN BURNIE BANCORP
                                           (Registrant)


Date: May 1, 2003                          By:    /s/ F. William Kuethe, Jr.
                                              ----------------------------------
                                              F. William Kuethe, Jr.
                                              President, Chief Executive Officer


                                           By:    /s/ John E. Porter
                                              ----------------------------------
                                              John E. Porter
                                              Chief Financial Officer

                                                                    Exhibit 31.1

             RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER


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

Date: May 1, 2003                                 /s/ F. William Kuethe, Jr.
                                            ------------------------------------
                                            F. William Kuethe, Jr.
                                            Chief Executive Officer

                                                                    Exhibit 31.2

             RULE 15d-14(a) CERTIFICATION OF CHIEF FINANCIAL OFFICER


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


Date: May 1, 2003                                /s/ John E. Porter
                                            ------------------------------------
                                            John E. Porter
                                            Chief Financial Officer

                                                                      Exhibit 32


                           SECTION 1350 CERTIFICATIONS


     In connection with the Quarterly Report of Glen Burnie Bancorp (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.



Date: May 1, 2003                               /s/ F. William Kuethe, Jr.
                                            ------------------------------------
                                            F. William Kuethe, Jr.
                                            President, Chief Executive Officer


                                                /s/ John E. Porter
                                            ------------------------------------
                                            John E. Porter
                                            Chief Financial Officer

                                                                      Exhibit 99


FOR IMMEDIATE RELEASE                                 CONTACT:  Alison Tavik
--------------------------------------------------------------------------------
                                                                410-768-8857
                                                                adtavik@bogb.net


                           GLEN BURNIE BANCORP REPORTS
                              FIRST QUARTER INCOME

GLEN BURNIE, MD (April 30, 2003) - Glen Burnie Bancorp (Nasdaq SmallCap: GLBZ), parent company of The Bank of Glen Burnie, today announced results for the first quarter.

     The company realized net income of $656,000 or $.39 basic earnings per share in the quarter ended March 31, 2003. The company reported net income of $988,000 or $.59 basic earnings per share for the same three-month period in 2002 which included a one-time, after-tax gain of $470,000 resulting from an amendment to the Bank's post-retirement benefit program.

     "The highlight to our first quarter was the relocation of our Severna Park branch office," said President & CEO F. William Kuethe, Jr. "The new location is larger, provides easier access for customers and offers greater visibility. Although the site had been a bank branch, we did an extensive renovation program, installing new teller stations, drive-in window, ATM, and security system. We also put in a new vault and added a privacy room for safe deposit customers," Kuethe stated.

     "We are very pleased that income from our core banking business has increased substantially compared to last year's first quarter results," said Kuethe. "Looking at our core banking business of net interest, fee and investment income [without the inclusion of the 2002 one-time after-tax gain of $470,000 resulting from an amendment to the bank's post-retirement benefit program], net income for 2002 was $518,000, and our 2003 first quarter net income of $656,000 represents a 27% growth in these core earnings." Kuethe added, "While our reported net income for the first quarter of 2003 is 34% lower than reported net income for the first quarter of 2002, we continue to grow assets, we remain well capitalized, our liquidity ratios are well positioned and our delinquency rate is below peer group."

     The Bank of Glen Burnie recently received a 5-Star Superior Rating from BAUER FINANCIAL Reports, Inc., the nation's leading independent bank research firm. This distinction, awarded in March 2003, denotes the highest level of strength, safety and performance measured by Bauer. The 5-Star Superior Rating is based on factors such as capitalization, liquidity, loan delinquency rate and historical performance.

     On April 8, 2003, the company paid a 12 cent ($0.12) dividend per share of common stock to shareholders of record at the close of business on March 25, 2003, marking the company's 42nd consecutive dividend. Glen Burnie Bancorp will host its 2003 Annual Meeting of Stockholders on Thursday, May 8th at La Fontaine Bleu in Glen Burnie, Maryland. Registration opens at 1:30 p.m. and the meeting will begin at 2 p.m.

     Glen Burnie Bancorp, parent company to The Bank of Glen Burnie, (www.thebankofglenburnie.com) maintains assets totaling more than $280 million. The Bank of Glen Burnie is a locally-owned community bank with seven branches serving Anne Arundel County.

                                    # # # #

Certain information contained in this news release, which does not relate to historical financial information, may be deemed to constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause the company's actual results in the future to differ materially from its historical results and those presently anticipated or projected. For a more complete discussion of these and other risk factors, please see the company's reports filed with the Securities and Exchange Commission.

                      Glen Burnie Bancorp and Subsidiaries
                      Condensed Consolidated Balance Sheet
                (dollars in thousands, except per share amounts)

                                                                              (unaudited)
                                                                                 March       December
                                                                               31, 2003      31, 2002
                                                                               ----------------------
                                               Assets

Cash and due from banks                                                         $10,072       $11,297
Interest bearing deposits                                                         4,757            41
Federal funds sold                                                                6,412         4,404
Investment securities                                                            96,887        91,860
Common Stock in the Glen Burnie Statutory Trust I                                   155           155
Loans, net of allowance                                                         157,850       158,287
Premises and equipment at cost, net of accumulated depreciation                   4,350         4,143
Other real estate owned                                                             412           413
Other assets                                                                      8,762         8,806
                                                                               --------      --------
          Total assets                                                         $289,657      $279,406
                                                                               ========      ========

                         Liabilities and Stockholders' Equity


          Liabilities:
Deposits                                                                       $252,800      $241,420
Short-term borrowings                                                               104           837
Long-term borrowings                                                              7,245         7,251
Other liabilities                                                                 2,246         2,953
                                                                               --------      --------
          Total liabilities                                                    $262,395      $252,461
                                                                               ========      ========
Guaranteed preferred beneficial interests in Glen Burnie
   Bancorp junior subordinated debentures                                         5,155         5,155
                                                                               --------      --------
          Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares;
     issued and outstanding March 31, 2003 1,679,359 shares;
     December 31, 2002   1,677,173 shares                                        $1,679        $1,677
Surplus                                                                          10,679        10,638
Retained earnings                                                                 8,401         7,947
Accumulated other comprehensive income                                            1,348         1,528
                                                                               --------      --------
          Total stockholders' equity                                            $22,107       $21,790
                                                                               --------      --------
          Total liabilities and stockholders' equity                           $289,657      $279,406
                                                                               ========      ========


                      Glen Burnie Bancorp and Subsidiaries
                      Condensed Consolidated Balance Sheet
                (dollars in thousands, except per share amounts)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   2003          2002
                                                                                   ------------------
Interest income on
   Loans, including fees                                                         $2,819        $3,115
   U.S. Treasury and U.S. Government agency securities                              487           605
   State and municipal securities                                                   375           258
   Other                                                                            131           143
                                                                                 ------        ------
          Total interest income                                                   3,812         4,121
                                                                                 ======        ======
Interest expense on
   Deposits                                                                         899         1,124
   Junior subordinated debentures                                                   136           136
   Long-term borrowings                                                             108           106
   Short-term borrowings                                                              1             2
                                                                                 ------        ------
         Total interest expense                                                   1,144         1,368

          Net interest income                                                     2,668         2,753

Provision for credit losses                                                           0             0
                                                                                 ------        ------
          Net interest income after provision for credit losses                   2,668         2,753

Other income
   Service charges on deposit accounts                                              258           249
   Other fees and commissions                                                       208           138
   Other non-interest income                                                          2             3
   Gain on termination of post-retirement plan                                        0           764
   Gains on investment securities                                                    92             4
                                                                                 ------        ------
          Total other income                                                        560         1,158

Other expenses
   Salaries and employee benefits                                                 1,465         1,424
   Occupancy                                                                        212           146
   Other expenses                                                                   798           900
                                                                                 ------        ------
          Total other expenses                                                    2,475         2,470

Income before income taxes                                                          753         1,441

Income tax expense (benefit)                                                         97           453
                                                                                 ------        ------
Net income                                                                         $656          $988
                                                                                 ======        ======
Net income per share of common stock                                              $0.39         $0.59
                                                                                 ======        ======
Weighted-average shares of common stock outstanding                           1,677,339     1,663,770
                                                                              =========     =========
