Form 10-Q
period 2003-06-30
GLEN BURNIE BANCORP
filed 2003-08-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 2003

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

At July 30, 2003, the number of shares outstanding of the registrant's common stock was 1,683,668.

                                TABLE OF CONTENTS




Part I - Financial Information                                            Page
                                                                          ----

Item 1.  Consolidated Financial Statements:
-------

         Condensed Consolidated Balance Sheets,
         June 30, 2003 (unaudited) and December 31, 2002 (audited)         3

         Condensed Consolidated Statements of Income for the Three and
         Six Months Ended June 30, 2003 and 2002 (unaudited)               4

         Condensed Consolidated Statements of
         Comprehensive Income for the Three and Six
         Months Ended June 30, 2003 and 2002
         (unaudited) 5

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2003 and 2002 (unaudited)                   6

         Notes to Unaudited Condensed Consolidated Financial Statements    7

Item 2.  Management's Discussion and Analysis of Financial Condition
-------  and Results of Operations                                         8


Item 3.  Quantitative And Qualitative Disclosure About Market Risk        12
-------

Item 4.  Disclosure Controls and Procedures                               13
-------



Part II - Other Information

Item 4.           Submission of Matters to a Vote of Security Holders    14
-------

Item 6.           Exhibits and Reports on Form 8-K                       14
-------

                  Signatures                                             15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       June 30, 2003       December 31, 2002
                                    ASSETS                              (unaudited)            (audited)
                                                                        -----------            ---------

Cash and due from banks                                                   $12,349               $11,297
Interest-bearing deposits in other financial institutions                      67                    41
Federal funds sold                                                          2,577                 4,404
                                                                          -------               -------
       Cash and cash equivalents                                           14,993                15,742
Certificates of deposit in other financial institutions                       100                   100
Investment securities available for sale, at fair value                   101,563                84,658
Investment securities held to maturity, at cost
   (fair value June 30: $5,133;  December 31: $7,616)                       4,813                 7,202
Federal Home Loan Bank stock, at cost                                         896                   703
Common Stock in the Glen Burnie Statutory Trust I                             155                   155
Loans, less allowance for credit losses
   (June 30: $2,337; December 31: $2,515)                                 161,846               158,287
Premises and equipment, at cost, less accumulated depreciation              4,160                 4,143
Other real estate owned                                                       175                   413
Cash value of life insurance                                                5,158                 5,025
Other assets                                                                2,951                 2,978
                                                                         --------              --------
                   Total assets                                          $296,810              $279,406
                                                                         ========              ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                 $256,302             $241,420
Short-term borrowings                                                       1,813                  837
Long-term borrowings                                                        7,239                7,251
Guaranteed preferred beneficial interests in Glen Burnie Bancorp
   junior subordinated debentures                                           5,155                5,155
Other liabilities                                                           2,784                2,953
                                                                         --------             --------
                  Total liabilities                                       273,293              257,616
                                                                         --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
   Issued and outstanding: June 30: 1,682,773 shares;
   December 31: 1,677,173 shares                                            1,683                1,677
Surplus                                                                    10,736               10,638
Retained earnings                                                           8,933                7,947
Accumulated other comprehensive income, net of tax                          2,165                1,528
                                                                         --------             --------
                   Total stockholders' equity                              23,517               21,790
                                                                         --------             --------
                   Total liabilities and stockholders' equity            $296,810             $279,406
                                                                         ========             ========


     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                                 ---------------------------        -------------------------
                                                                      2003           2002             2003           2002
                                                                      ----           ----             ----           ----
Interest income on:
   Loans, including fees                                            $2,830          $3,091          $5,649         $6,206
   U.S. Treasury and U.S. Government agency securities                 526             674           1,013          1,279
   State and Municipal securities                                      435             281             810            539
   Other                                                               118             132             249            275
                                                                    ------          ------          ------         ------
    Total interest income                                            3,909           4,178           7,721          8,299
                                                                    ------          ------          ------         ------

Interest expense on:
   Deposits                                                            864           1,039           1,763          2,163
   Short-term borrowings                                                 1               1               2              3
   Long-term borrowings                                                110             107             218            213
   Junior subordinated debentures                                      137             137             273            273
                                                                    ------          ------          ------         ------
    Total interest expense                                           1,112           1,284           2,256          2,652
                                                                    ------          ------          ------         ------

     Net interest income                                             2,797           2,894           5,465          5,647

Provision for credit losses                                              0               0               0              0
                                                                    ------          ------          ------         ------
     Net interest income after provision for credit losses           2,797           2,894           5,465          5,647
                                                                    ------          ------          ------         ------

Other income:
   Service charges on deposit accounts                                 249             251             507            500
   Other fees and commissions                                          236             148             444            286
   Other non-interest income                                             3               1               5              4
   Gain on termination of post-retirement plan                           0               0               0            764
   Gains on investment securities                                       15               2             107              6
                                                                    ------          ------          ------         ------
       Total other income                                              503             402           1,063          1,560
                                                                    ------          ------          ------         ------

Other expenses:
   Salaries and employee benefits                                    1,483           1,494           2,948          2,918
   Occupancy                                                           164             146             376            292
   Other expenses                                                      798             894           1,596          1,794
                                                                    ------          ------          ------         ------
       Total other expenses                                          2,445           2,534           4,920          5,004
                                                                    ------          ------          ------         ------

Income before income taxes                                             855             762           1,608          2,203

Income tax expense                                                     122             175             219            628
                                                                    ------          ------          ------         ------
Net income                                                           $ 733           $ 587          $1,389         $1,575
                                                                    ======           =====          ======         ======

Basic and diluted earnings per share of common stock                  $.44            $.35            $.83           $.94
                                                                      ====            ====            ====           ====

Weighted average shares of common stock outstanding              1,680,270       1,666,052       1,678,807      1,664,911
                                                                 =========       =========       =========      =========
Dividends declared per share of common stock                          $.12            $.10            $.24           $.20
                                                                      ====            ====            ====           ====

     See accompanying notes to condensed consolidated financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                  (Unaudited)


                                                         Three Months Ended June 30,       Six Months Ended June 30,
                                                         ---------------------------       -------------------------
                                                             2003           2002               2003        2002
                                                             ----           ----               ----        ----

Net income                                                   $733           $587              $1,389      $1,575

Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

       Unrealized holding gains arising
       during period                                          873            995                 703         759

       Reclassification adjustment for gains
       included in net income                                 (56)            (1)                (66)         (2)
                                                           ------         ------              ------      ------
Comprehensive income                                       $1,550         $1,581              $2,026      $2,332
                                                           ======         ======              ======      ======


     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                         Six Months Ended June 30,
                                                                                           2003              2002
                                                                                           ----              ----

Cash flows from operating activities:
Net income                                                                                 $1,389           $1,575
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                  157               53
   Compensation expense from vested stock options                                               0               39
   Provision for credit losses                                                                  0                0
   Gains on disposals of assets, net                                                          (88)              (3)
   Income on investment in life insurance                                                    (133)               0
   Changes in assets and liabilities:
      Increase in other assets                                                               (245)            (411)
      Decrease in other liabilities                                                           (91)            (703)
                                                                                          -------             ----

Net cash provided by operating activities                                                     989              550
                                                                                              ---              ---

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities                            14,762            4,687
    Proceeds from disposals of investment securities                                        5,562            4,136
    Purchases of investment securities                                                    (33,530)         (20,204)
    Purchase of Federal Home Loan Bank stock                                                 (193)             (51)
    (Increase) decrease in loans, net                                                      (3,559)           3,283
    Purchases of premises and equipment                                                      (469)            (176)
    Proceeds from sale of other real estate                                                   220                3
                                                                                          -------          -------

Net cash used by investing activities                                                     (17,207)          (8,322)
                                                                                          --------         -------

Cash flows from financing activities:
    Increase in deposits, net                                                              14,882            3,968
    Increase (decrease) in short-term borrowings                                              976             (252)
    Repayment of long-term borrowings                                                         (12)             (12)
    Dividends paid                                                                           (481)            (362)
    Common stock dividends reinvested                                                          86               72
    Issuance of common stock                                                                   18               32
                                                                                          -------           ------

Net cash provided by financing activities                                                  15,469            3,446
                                                                                          -------           ------

Decrease in cash and cash equivalents                                                        (749)          (4,326)

Cash and cash equivalents, beginning of year                                               15,742           18,220
                                                                                          -------          -------

Cash and cash equivalents, end of period                                                  $14,993          $13,894
                                                                                          =======          =======



     See accompanying notes to condensed consolidated financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2003 and 2002.

          Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -EARNINGS PER SHARE

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

                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                       ---------------------------      -------------------------
                                                           2003            2002            2003           2002
                                                           ----            ----            ----           ----

Diluted:
  Net income                                            $ 733,000        $587,000      $1,389,000     $1,575,000
  Weighted average common shares outstanding            1,680,270       1,666,052       1,678,807      1,664,911
  Dilutive effect of stock options                          3,190           2,573           3,190          1,286
                                                        ---------       ---------      ----------     ----------
  Average common shares outstanding - diluted           1,683,460       1,668,625       1,681,997      1,666,197
  Diluted net income per share                              $0.44           $0.35           $0.83          $0.94
                                                            =====           =====           =====          =====


NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In management's opinion, the Company and the Bank are currently in compliance with all applicable provisions of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

          General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $733,000 ($.44 basic and diluted earnings per share) for the second quarter of 2003, compared to second quarter 2002 consolidated net income of $587,000 ($0.35 basic and diluted earnings per share). The increase in consolidated net income was due to an increase in other income partially offset by a decrease in interest income earned on loans, and a reduction in interest expense and other expenses. Year-to-date consolidated net income for the six months ended June 30, 2003 was $1,389,000 ($0.83 basic and diluted earnings per share), compared to $1,575,000 ($0.94 basic and diluted earnings per share) for the six months ended June 30, 2002. The decrease for the six month period is primarily due to a gain of $764,000 arising from the negative amendment on the Bank's post-retirement health insurance benefit plan which was recognized in the first quarter of 2002 and not repeated in the 2003 period, partially offset by the recognition of other income and investment securities gains for the 2003 period.

          Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2003 was $2,797,000 and $5,465,000, respectively, compared to $2,894,000 and
$5,647,000 for the same periods in 2002, a decrease of $97,000 (or 3.35%) for the three-month period, and a decrease of $182,000 (or 3.22%) for the six-month period. These decreases were primarily attributable to a decrease in interest income earned on loans offset by a decline in rates paid on deposits. In addition, the decreases for the three and six-month periods were partially due to a reallocation of approximately $5,000,000 in interest producing assets to the Bank's bank owned life insurance (BOLI) program. Income from BOLI is classified as other income.

          Interest income decreased $269,000 (6.44%) for the three months ended June 30, 2003, and decreased $578,000 (6.96%) for the six months ended June 30, 2003, compared to the same periods in 2002. The decrease for the three-month and six-month period was primarily due to declining average outstanding balances on loans and declining interest rate environment partially offset by increased income on state and municipal securities. In addition, the decrease for the three-month period was partially due to a reallocation of approximately $5,000,000 in interest producing assets to the Bank's BOLI program. Income from BOLI is classified as other income. Interest income on loans decreased $261,000 (8.44%) for the three months ended June 30, 2003 and decreased $557,000 (8.98%) for the six months ended June 30, 2003, compared to the same periods in 2002.

          Interest expense decreased $172,000 (13.40%) for the three months ended June 30, 2003, and decreased $396,000 (14.93%) for the six months ended June 30, 2003, compared to the 2002 periods, due to an overall decline in interest rates paid on deposits as a result of the declining interest rate environment.

          The net interest margin is calculated as interest income less interest expense expressed as a percentage of interest earning assets. When interest income increases at a greater rate than interest expense, net interest margins increase, and when interest expense increases at a greater rate than interest income, net interest margins decrease. Net interest margins for the three and six months ended June 30, 2003 were 4.57% and 4.55%, respectively, compared to tax equivalent net interest margins of 5.07% and 4.98%, for the three and six month periods ended June 30, 2002. The decreases in net interest margins for the three and six month periods ended June 30, 2003 were primarily due to the repricing of the yield on the Bank's loans and securities investments resulting in lower yields, while the Bank's interest expense, represented by interest paid on deposits, did not reprice at a proportionately lower yields.

          Provision for Credit Losses. The Company made no additional provision for credit losses during the three and six month periods ended June 30, 2003 and 2002. As of June 30, 2003, the allowance for credit losses equaled 343.68% of non-accrual and past due loans compared to 429.13% at December 31, 2002 and 693.23% at June 30, 2002. During the three and six month periods ended June 30, 2003, the Company recorded net charge-offs of $43,000 and $178,000, respectively, compared to net charge-offs of $66,000 and $172,000, respectively, during the corresponding periods of the prior year. On an annualized basis, net charge-offs for the 2003 period represent 0.22% of the average loan portfolio.

          Other Income. Other income for the three month period increased from $402,000 at June 30, 2002, to $503,000 at June 30, 2003, an increase of $101,000
(25.12%). For the six month period, other income decreased from $1,560,000 at June 30, 2002 to $1,063,000 at June 30, 2003, a decrease of $497,000 (31.86%).
The increase for the three month period was due to income on BOLI. The decrease for the six month period is primarily due to a gain of $764,000 arising from the negative amendment on the Bank's post-retirement health insurance benefit plan which was recognized in the first quarter of 2002 and not repeated in the 2003 period, partially offset by the recognition of BOLI income and investment securities gains for the 2003 period.

          Other Expense. Other expenses for the three month period decreased from $2,534,000 at June 30, 2002, to $2,445,000 at June 30, 2003, a decrease of
$89,000 (3.51%). For the six month period, other expenses decreased from $5,004,000 at June 30, 2002 to $4,920,000 at June 30, 2003, a decrease of
$84,000 (1.68%). The decrease for the three and six month period was due to an overall general decrease in various other expenses partially offset by an increase in occupancy expenses.

          Income Taxes. During the three and six months ended June 30, 2003, the Company recorded income tax expense of $122,000 and $219,000, respectively, compared to an income tax expense of $175,000 and $628,000, respectively, for the corresponding periods of the prior year. The decrease in income tax expenses reflect the Company's earnings plus an increased tax advantaged portfolio in the investment securities during the current year's periods. The six month period reflects the post-retirement plan recognized in the first quarter of 2002. The Company's effective tax rate for the three and six month periods in 2003 were 14.27% and 13.62%, respectively, compared to 22.97% and 28.51%, respectively, for the prior year periods.

FINANCIAL CONDITION

          General. The Company's assets increased to $296,810,000 at June 30, 2003 from $279,406,000 at December 31, 2002 primarily due to an increase in investment securities available for sale, while an increase in loans was offset by a decrease in cash and cash equivalents and investment securities held to maturity. The Bank's net loans totaled $161,846,000 at June 30, 2003, compared to $158,287,000 at December 31, 2002, an increase of $3,559,000 (2.25%), primarily attributable to an increase in mortgage refinancing activity offset by a decrease in indirect auto loans.

          The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $106,376,000 at June 30, 2003, a $14,516,000 or 15.8% increase from $91,860,000 at December 31, 2002. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2003, totaled $14,993,000, a decrease of $749,000 (4.76%) from the December 31, 2002 total of $15,742,000. The aggregate market value of investment securities held by the Bank as of June 30, 2003 was $106,696,000 compared to $92,274,000 as of December 31, 2002, a $14,422,000
(15.63%) increase.

          Deposits as of June 30, 2003 totaled $256,302,000 which is an increase of $14,882,000 (6.16%) from $241,420,000 at December 31, 2002. Demand deposits as of June 30, 2003 totaled $66,676,000 which is an increase of $7,614,000 (12.89%) from $59,062,000 at December 31, 2002. NOW accounts as of June 30, 2003 totaled  $24,084,000  which is an increase of $13,000 (.05%) from $24,071,000 at
December 31, 2002. Money market accounts as of June 30, 2003 totaled $22,528,000, which is an increase of $2,639,000 (13.27%), from $19,889,000 at
December 31, 2002. Savings deposits as of June 30, 2003 totaled $52,285,000, an increase of $4,669,000 (9.8%) from $47,616,000 at December 31, 2002.
Certificates of deposit over $100,000 totaled $17,737,000 on June 30, 2003, an increase of $39,000 (0.22%) from $17,698,000 at December 31, 2002. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $72,315,000 on June 30, 2003, a $767,000 (1.05%)
decrease from the $73,082,000 total at December 31, 2002.

          Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

                                                                          At June 30,       At December 31,
                                                                             2003                2002
                                                                             ----                ----
                                                                               (Dollars in Thousands)

Restructured loans                                                             $0                 $41
                                                                               ==                 ===

Non-accrual loans:
   Real estate - mortgage:
     Residential                                                             $425                $264
     Commercial                                                                 0                 178
   Real estate - construction                                                   8                   7
   Installment                                                                 54                 112
   Credit card & related                                                        0                   0
   Commercial                                                                 186                  10
                                                                             ----                ----

       Total non-accrual loans                                                673                 571
                                                                             ----                ----

Accruing loans past due 90 days or more: Real estate - mortgage:
     Residential                                                                1                   1
     Commercial                                                                 0                   0
   Real estate - construction                                                   6                   0
   Installment                                                                  0                  14
   Credit card & related                                                        0                   0
   Commercial                                                                   0                   0
   Other                                                                        0                   0
                                                                             ----                ----

       Total accruing loans past due 90 days or more                            7                  15
                                                                             ----                ----

       Total non-accrual and past due loans                                  $680                $586
                                                                             ====                ====

Non-accrual and past due loans to gross loans                               0.41%               0.36%
                                                                            =====               =====

Allowance for credit losses to non-accrual and past due loans             343.68%             429.10%
                                                                          =======             =======


          At June 30, 2003, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

          Transactions in the allowance for credit losses for the six months ended June 30, 2003 and 2002 were as follows:

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                   2003          2002
                                                                                                   ----          ----
                                                                                                 (Dollars in Thousands)

Beginning balance                                                                                 $2,515        $2,938

Charge-offs                                                                                         (405)         (323)
Recoveries                                                                                           227           151
                                                                                                  ------        ------
Net charge-offs                                                                                     (178)         (172)
Provisions charged to operations                                                                       0             0
                                                                                                  ------        ------
Ending balance                                                                                    $2,337        $2,766
                                                                                                  ======        ======

Average loans                                                                                   $158,956      $162,366
Net charge-offs to average loans (annualized)                                                       0.22%         0.21%


          Reserve for Unfunded Commitments. As of June 30, 2003, the Bank had outstanding commitments totaling $16,355,749. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank's allowance for credit losses arising from these unfunded commitments:

                                                      Six Months Ended
                                                          June 30,
                                                     2003          2002
                                                     ----          ----
                                                  (Dollars in Thousands)

Beginning balance                                     $150         $150

Provisions charged to operations                         0            0
                                                      ----         ----
Ending balance                                        $150         $150
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

          The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2003, totaled $14,993,000,  a decrease of $749,000 (4.76%)
from the December 31, 2002 total of $15,742,000.

          As of June 30, 2003, the Bank was permitted to draw on a $35,500,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans. As of June 30, 2003, a $7.0 million long-term convertible advance was outstanding under this line, and a short-term borrowing of $1,000,000 outstanding under this line. In addition, the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of June 30, 2003, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

          The Company's stockholders' equity increased by $1,727,000 or 7.93%, during the six months ended June 30, 2003, due to earnings, partially offset by decreases in equity accounts from dividend distributions. The Company's accumulated other comprehensive income net of tax increased by $637,000 from $1,528,000 income at December 31, 2002 to $2,165,000 income at June 30, 2003, as a result of unrealized holding gains relating to securities held for investment arising during the period. Retained earnings increased by $986,000 during the six month period as the result of earnings during the period, partially offset by dividends declared. In addition, $86,000 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

          The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At June 30, 2003, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.93%, a Tier 1 risk-based capital ratio of 14.05% and a total risk-based capital ratio of 15.3%.

CRITICAL ACCOUNTING POLICIES

          The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company's estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company's financial statements, including the identification of the variables most important in the estimation process:

          Allowance for Credit Losses. The allowance for credit losses is management's best estimate of the probable incurred credit losses in the lending portfolio. The Company performs periodic and systematic detailed reviews of its loan portfolio to identify and estimate the inherent risks and assess overall collectibility. These reviews include loss forecast modeling based on historical experiences and current events and conditions as well as individual loan valuations. In each analysis, numerous portfolio and economic assumptions are made.

          Accrued Taxes. Management estimates income tax expense based on the amount it expects to owe various tax authorities. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company's tax position.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not applicable.

ITEM 4.   DISCLOSURE CONTROLS AND PROCEDURES

          The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On May 8, 2003, the Company held its Annual Meeting of Stockholders. The matters submitted to the stockholders for a vote were: (i) the election of four directors; (ii) the authorization of the Board of Directors to select an outside auditing firm for the Company's fiscal year ending December 31, 2003; and (iii) the approval of amendments to the Company's Bylaws to reduce the stockholder vote required to amend the Bylaws from 80% to 66 2/3% of all votes entitled to be cast. The nominees submitted for election as directors were Charles L. Hein, Alan E. Hahn, Shirley E. Boyer, and John I. Young.

          At the Meeting, at least 1,434,505 shares were voted in favor of each nominee, no more than 5,472 shares were voted to withhold approval of any director. As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified. Directors not up for re-election and continuing in office after the Meeting are: John E. Demyan, Theodore L. Bertier, Jr., F. W. Kuethe, III, Mary Lou Wilcox, F. William Kuethe, Jr., William N. Scherer, Sr., Thomas Clocker, and Karen Thorwarth.

          At the Meeting, the Board of Directors was authorized to select an outside auditing firm, with 1,439,620 shares voting in favor of the measure, 367 shares voting to withhold authorization, and 4,153 shares abstaining. The stockholders did not approve the amendments to the Company's Bylaws, with 1,237,983 shares voting in favor of the amendments, 9,357 shares voting to withhold approval, and 21,407 shares abstaining.

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

10.1 Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 33-62280)

10.2 The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Period Ended March 31, 2002, File No. 0-24047)

10.3 Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)

10.4 The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1      Section 1350 Certifications

     (b)  Reports on Form 8-K:

                  None.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GLEN BURNIE BANCORP
                                          (Registrant)


Date: August 14, 2003                     By:   /s/ F. William Kuethe, Jr.
                                             -----------------------------------
                                             F. William Kuethe, Jr.
                                             President, Chief Executive Officer


                                          By:   /s/ John E. Porter
                                             -----------------------------------
                                             John E. Porter
                                             Chief Financial Officer

                                                                    Exhibit 31.1
                                                                    ------------

                                  CERTIFICATION


         I, F. William Kuethe, Jr., certify that:

          1. I have reviewed this Quarterly Report on Form 10-Q of Glen Burnie Bancorp;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

          4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

          5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date: August 14, 2003                           /s/ F. William Kuethe, Jr.
                                            ------------------------------------
                                            F. William Kuethe, Jr.
                                            Chief Executive Officer

                                                                    Exhibit 31.2
                                                                    ------------

                                  CERTIFICATION


          I, John E. Porter, certify that:

          1. I have reviewed this Quarterly Report on Form 10-Q of Glen Burnie Bancorp;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

          4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

          5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date: August 14, 2003                           /s/ John E. Porter
                                            ------------------------------------
                                            John E. Porter
                                            Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------


                           SECTION 1350 CERTIFICATIONS


          In connection with the Quarterly Report of Glen Burnie Bancorp (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.



Date: August 14, 2003                           /s/ F. William Kuethe, Jr.
                                            ------------------------------------
                                            F. William Kuethe, Jr.
                                            President, Chief Executive Officer


                                                /s/ John E. Porter
                                            ------------------------------------
                                            John E. Porter
                                            Chief Financial Officer