Form 10-Q
period 2003-09-30
GLEN BURNIE BANCORP
filed 2003-11-12
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

Registrant’s telephone number, including area code: (410) 766-3300

Inapplicable
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes  [  ]  No  [x]

At October 31, 2003, the number of shares outstanding of the registrant’s common stock was 1,684,843.

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)

ASSETS
Cash and due from banks	$12,008	$11,297
Interest-bearing deposits in other financial institutions	0	41
Federal funds sold	4,143	4,404

Cash and cash equivalents	16,151	15,742
Certificates of deposit in other financial institutions	0	100
Investment securities available for sale, at fair value	96,142	84,658
Investment securities held to maturity, at cost (fair value September 30: $4,173; December 31: $7,616)	3,924	7,202
Federal Home Loan Bank stock, at cost	896	703
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses (September 30: $2,222; December 31: $2,515)	168,857	158,287
Premises and equipment, at cost, less accumulated depreciation	4,164	4,143
Other real estate owned	174	413
Cash value of life insurance	4,727	5,025
Other assets	3,021	2,978

Total assets	$298,211	$279,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$256,417	$241,420
Short-term borrowings	3,693	837
Long-term borrowings	7,233	7,251
Guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	5,155	5,155
Other liabilities	2,446	2,953

Total liabilities	274,944	257,616

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $1, authorized 15,000,000 shares; Issued and outstanding: September 30: 1,686,773 shares; December 31: 1,677,173 shares	1,687	1,677
Surplus	10,798	10,638
Retained earnings	9,570	7,947
Accumulated other comprehensive income, net of tax	1,212	1,528

Total stockholders’ equity	23,267	21,790

Total liabilities and stockholders’ equity	$298,211	$279,406

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income on:
Loans, including fees	$2,852	$3,092	$8,501	$9,298
U.S. Treasury and U.S. Government agency securities	427	720	1,440	1,999
State and Municipal securities	470	316	1,280	855
Other	115	122	364	397

Total interest income	3,864	4,250	11,585	12,549

Interest expense on:
Deposits	804	1,055	2,567	3,218
Short-term borrowings	1	2	3	5
Long-term borrowings	109	108	327	321
Junior subordinated debentures	137	137	410	410

Total interest expense	1,051	1,302	3,307	3,954

Net interest income	2,813	2,948	8,278	8,595
Provision for credit losses	10	0	10	0

Net interest income after provision for credit losses	2,803	2,948	8,268	8,595

Other income:
Service charges on deposit accounts	255	261	762	761
Other fees and commissions	359	158	803	444
Other non-interest income	3	3	8	7
Gain on termination of post-retirement benefit plan	0	0	0	764
Gains on investment securities	63	42	170	48

Total other income	680	464	1,743	2,024

Other expenses:
Salaries and employee benefits	1,487	1,464	4,435	4,382
Occupancy	159	142	535	434
Other expenses	804	888	2,400	2,682

Total other expenses	2,450	2,494	7,370	7,498

Income before income taxes	1,033	918	2,641	3,121
Income tax expense	194	227	413	855

Net income	$839	$691	$2,228	$2,266

Basic and diluted earnings per share of common stock	$0.50	$0.41	$1.33	$1.36

Weighted average shares of common stock outstanding	1,684,386	1,670,221	1,680,692	1,666,681

Dividends declared per share of common stock	$0.12	$0.12	$0.36	$0.32

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$839	$691	$2,228	$2,266
Other comprehensive income (loss), net of tax
Unrealized gains (losses) securities:
Unrealized holding gains (losses) arising during period	(914)	991	(212)	1,750
Reclassification adjustment for gains included in net income	(39)	(22)	(104)	(24)

Comprehensive (loss) income	($114)	$1,660	$1,912	$3,992

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$2,228	$2,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	622	(332)
Compensation expense from vested stock options	(6)	39
Provision for credit losses	10	0
Gains on disposals of assets, net	(150)	(45)
Income on investment in life insurance	(309)	0
Changes in assets and liabilities:
Decrease (increase) in other assets	244	(960)
(Increase) decrease in other liabilities	(430)	49

Net cash provided by operating activities	2,209	1,017

Cash flows from investing activities:
Redemption of certificate of deposit	100	0
Maturities of available for sale mortgage-backed securities	22,730	8,336
Proceeds from disposals of investment securities	9,895	9,460
Purchases of investment securities	(41,305)	(38,809)
Purchase of Federal Home Loan Bank stock	(193)	(51)
(Increase) decrease in loans, net	(10,580)	3,640
Purchases of premises and equipment	(604)	(288)
Proceeds from sale of other real estate	221	4
Proceeds from life insurance death benefit	607	0

Net cash used by investing activities	(19,129)	(17,708)

Cash flows from financing activities:
Increase in deposits, net	14,997	12,546
Increase in short-term borrowings	2,856	2,932
Repayment of long-term borrowings	(18)	(18)
Dividends paid	(682)	(529)
Common stock dividends reinvested	130	115
Issuance of common stock	46	36

Net cash provided by financing activities	17,329	15,082

Increase (decrease) in cash and cash equivalents	409	(1,609)
Cash and cash equivalents, beginning of year	15,742	18,220

Cash and cash equivalents, end of period	$16,151	$16,611

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2003 and 2002.

     Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 –EARNINGS PER SHARE

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2002	2002

Diluted:
Net income	$691,000	$2,266,000
Weighted average common shares outstanding	1,670,221	1,666,681
Dilutive effect of stock options	5,186	2,587

Average common shares outstanding - diluted	1,675,407	1,669,268
Diluted net income per share	$0.41	$1.36

     Dilutive earnings per share calculations were not required for the three and nine months ended September 30, 2003, since there were no options outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $839,000 ($0.50 basic and diluted earnings per share) for the third quarter of 2003, compared to third quarter 2002 consolidated net income of $691,000 ($0.41 basic and diluted earnings per share). The increase in consolidated net income was due to an increase in other income and a decrease in other expenses partially offset by a decline in the net interest income. Year-to-date consolidated net income for the nine months ended September 30, 2003 was $2,228,000 ($1.33 basic and diluted earnings per share), compared to $2,266,000 ($1.36 basic and diluted earnings per share) for the nine months ended September 30, 2002. The decrease in consolidated net income for the nine month period is primarily due to a decline in net interest income and other income, partially offset by a decrease in other expenses and a reduction in income tax expenses.

     Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2003 was $2,813,000 and $8,278,000, respectively, compared to $2,948,000 and $8,595,000 for the same periods in 2002, a decrease of $135,000 (or 4.58%) for the three-month period, and a decrease of $317,000 (or 3.69%) for the nine-month period. These decreases were primarily attributable to a decrease in interest income earned on loans and securities partially offset by a decline in the interest paid on deposits. In addition, the decreases in interest income for the three and nine-month periods were partially due to a reallocation of approximately $5,000,000 in interest producing assets to the Bank’s bank owned life insurance (BOLI) program. Income from BOLI is classified as other income.

     Interest income decreased $386,000 (9.08%) for the three months ended September 30, 2003, and decreased $964,000 (7.68%) for the nine months ended September 30, 2003, compared to the same periods in 2002. The decreases for the three-month and nine-month periods were primarily due to declining average outstanding balances on loans and a declining interest rate environment partially offset by increased income on state and municipal securities. In addition, the decrease for the nine-month period was partially due to the reallocation of interest earning assets to the Bank’s BOLI program. Interest income on loans decreased $240,000 (7.76%) for the three months ended September 30, 2003 and decreased $797,000 (8.57%) for the nine months ended September 30, 2003, compared to the same periods in 2002.

     Interest expense decreased $251,000 (19.28%) for the three months ended September 30, 2003, and decreased $647,000 (16.36%) for the nine months ended September 30, 2003, compared to the 2002 periods, due to an overall decline in interest rates paid on deposits as a result of the declining interest rate environment.

     The net interest margin is calculated as interest income less interest expense expressed as a percentage of interest earning assets. When interest income increases at a greater rate than interest expense, net interest margins increase, and when interest expense increases at a greater rate than interest income, net interest margins decrease. Net interest margins for the three and nine months ended September 30, 2003 were 4.50% and 4.48%, respectively, compared to tax equivalent net interest margins of 4.89% and 4.93%, for the three and nine month periods ended September 30, 2002. The decreases in net interest margins for the three and nine month periods ended September 30, 2003 were primarily due to the repricing of the yield on the Bank’s loans and securities investments resulting in lower yields, while the Bank’s interest expense, represented by interest paid on deposits, did not reprice at a proportionately lower yields.

     Provision for Credit Losses. The Company made a $10,000 provision for credit losses during the three and nine month periods ended September 30, 2003 and no provision for credit losses during the three and nine month periods ended September 30, 2002. As of September 30, 2003, the allowance for credit losses equaled 463.88% of non-accrual and past due loans compared to 429.10% at December 31, 2002 and 779.65% at September 30, 2002. During the three and nine month periods ended September 30, 2003, the Company recorded net charge-offs of $125,000 and $303,000, respectively, compared to net charge-offs of $84,000 and $256,000, respectively, during the corresponding periods of the prior year. On an annualized basis, net charge-offs for the 2003 period represent 0.25% of the average loan portfolio.

     Other Income. Other income for the three month period increased from $464,000 at September 30, 2002, to $680,000 at September 30, 2003, an increase of $216,000 (46.55%). For the nine month period, other income decreased from $2,024,000 at September 30, 2002 to $1,743,000 at September 30, 2003, a decrease of $281,000 (13.88%). The increase for the three month period was due to income on a life insurance policy held on a now deceased executive officer and BOLI income. The decrease for the nine month period is primarily due to a gain of $764,000 arising from the negative amendment on the Bank’s post-retirement health insurance benefit plan which was recognized in the first quarter of 2002 and not repeated in the 2003 period, partially offset by the recognition of BOLI income and investment securities gains for the 2003 period and life insurance proceeds received.

     Other Expense. Other expenses for the three month period decreased from $2,494,000 at September 30, 2002, to $2,450,000 at September 30, 2003, a decrease of $44,000 (1.76%). For the nine month period, other expenses decreased from $7,498,000 at September 30, 2002 to $7,370,000 at September 30, 2003, a decrease of $128,000 (1.71%). The decrease for the three and nine month period was due to an overall general decrease in various other expenses partially offset by an increase in occupancy expenses and salaries and employee benefits.

     Income Taxes. During the three and nine months ended September 30, 2003, the Company recorded income tax expense of $194,000 and $413,000, respectively, compared to an income tax expense of $227,000 and $855,000, respectively, for the corresponding periods of the prior year. The decrease in income tax expenses reflect the Company’s earnings plus an increased tax advantaged portfolio in the municipal investment securities as well as tax exempt income from BOLI and life insurance during the current year’s periods. The decrease for the nine month period reflects the gain on the post-retirement plan recognized in the first quarter of 2002. The Company’s effective tax rate for the three and nine month periods in 2003 were 18.8% and 15.6%, respectively, compared to 24.7% and 27.4%, respectively, for the prior year periods.

FINANCIAL CONDITION

     General. The Company’s assets increased to $298,211,000 at September 30, 2003 from $279,406,000 at December 31, 2002 primarily due to an increase in investment securities available for sale and an increase in loans, which was offset by a decrease in investment securities held to maturity. The Bank’s net loans totaled $168,857,000 at September 30, 2003, compared to $158,287,000 at December 31, 2002, an increase of $10,570,000 (6.68%), primarily attributable to an increase in mortgage refinancing activity offset by a decrease in indirect auto loans.

     The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $100,066,000 at September 30, 2003, a $8,206,000 or 8.93% increase from $91,860,000 at December 31, 2002. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2003, totaled $16,151,000, an increase of $409,000 (2.6%) from the December 31, 2002 total of $15,742,000. The aggregate market value of investment securities held by the Bank as of September 30, 2003 was $100,315,000 compared to $92,274,000 as of December 31, 2002, a $8,041,000 (8.71%) increase.

     Deposits as of September 30, 2003 totaled $256,417,000, which is an increase of $14,997,000 (6.21%) from $241,420,000 at December 31, 2002. Demand deposits as of September 30, 2003 totaled $70,151,000 which is an increase of $11,089,000 (18.78%) from $59,062,000 at December 31, 2002. NOW accounts as of September 30, 2003 totaled $23,953,000 which is a decrease of $118,000 (0.49%) from $24,071,000 at December 31, 2002. Money market accounts as of September 30, 2003 totaled $20,698,000, which is an increase of $809,000 (4.07%), from $19,889,000 at December 31, 2002. Savings deposits as of September 30, 2003 totaled $52,250,000, an increase of $4,634,000 (9.73%) from $47,616,000 at December 31, 2002. Certificates of deposit over $100,000 totaled $17,777,000 on September 30, 2003, an increase of $79,000 (0.45%) from $17,698,000 at December 31, 2002. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $71,609,000 on September 30, 2003, a $1,473,000 (2.02%) decrease from the $73,082,000 total at December 31, 2002.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At September 30,	At December 31,
	2003	2002

	(Dollars in Thousands)

Restructured loans	$0	$41

Non-accrual loans:
Real estate – mortgage:
Residential	$208	$264
Commercial	0	178
Real estate – construction	8	7
Installment	49	112
Credit card & related	0	0
Commercial	182	10

Total non-accrual loans	447	571

Accruing loans past due 90 days or more:
Real estate – mortgage:
Residential	1	1
Commercial	1	0
Real estate – construction	6	0
Installment	24	14
Credit card & related	0	0
Commercial	0	0
Other	0	0

Total accruing loans past due 90 days or more	32	15

Total non-accrual and past due loans	$479	$586

Non-accrual and past due loans to gross loans	0.28%	0.36%

Allowance for credit losses to non-accrual and past due loans	463.88%	429.10%

     At September 30, 2003, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

     Allowance For Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers’ ability to pay.

     Transactions in the allowance for credit losses for the nine months ended September 30, 2003 and 2002 were as follows:

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in Thousands)

Beginning balance	$2,515	$2,938
Charge-offs	(639)	(513)
Recoveries	336	257

Net charge-offs	(303)	(256)
Provisions charged to operations	10	0

Ending balance	$2,222	$2,682

Average loans	$161,015	$161,562
Net charge-offs to average loans (annualized)	0.25%	0.21%

     Reserve for Unfunded Commitments. As of September 30, 2003, the Bank had outstanding commitments totaling $15,608,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s allowance for credit losses arising from these unfunded commitments:

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in Thousands)

Beginning balance	$150	$150
Provisions charged to operations	0	0

Ending balance	$150	$150

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no business other than that of the Bank and does not currently have any material funding commitments. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

     The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities.

     The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2003, totaled $16,151,000, an increase of $409,000 (2.6%) from the December 31, 2002 total of $15,742,000.

     As of September 30, 2003, the Bank was permitted to draw on a $35,700,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of September 30, 2003, a $7 million long-term convertible advance was outstanding under this line and a short-term borrowing of $3,500,000 was outstanding under this line. In addition, the Bank has an unsecured line of credit in the amount of $5 million from another commercial bank on which it has not drawn. Furthermore, as of September 30, 2003, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

     The Company’s stockholders’ equity increased by $1,477,000 or 6.78%, during the nine months ended September 30, 2003, due to earnings, partially offset by decreases in equity accounts from dividend distributions. The Company’s accumulated other comprehensive income net of tax decreased by $316,000 from $1,528,000 income at December 31, 2002 to $1,212,000 income at September 30, 2003, as a result of unrealized holding losses relating to securities held for investment arising during the period. Retained earnings increased by $1,623,000 during the nine month period as the result of earnings during the period, partially offset by dividends declared. In addition, $130,000 was transferred to stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

     The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2003, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.98%, a Tier 1 risk-based capital ratio of 13.95% and a total risk-based capital ratio of 15.17%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

Exhibit No.

3.1     Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)

3.2     Articles of Amendment, dated October 8, 2003

3.3     Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)

3.4     By-Laws, as amended

4.1     Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit 4.1  to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)

10.1     Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S -8, File No. 33-62280)

10.2     The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2002, File No. 0-24047)

10.3     Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)

10.4     The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1     Section 1350 Certifications

(b)	Reports on Form 8-K:

     On August 15, 2003, the Registrant filed a Current Report of Form 8-K furnishing, under Item 12, the Registrant’s July 31, 2003 earnings release with respect to the Registrant’s quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: November 11, 2003	By:	/s/ F. William Kuethe, Jr.

F. William Kuethe, Jr. President,
Chief Executive Officer

	By:	/s/ John E. Porter

John E. Porter
Chief Financial Officer