Form 10-K
period 2003-12-31
GLEN BURNIE BANCORP
filed 2004-03-29
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-24047

GLEN BURNIE BANCORP

(Exact name of registrant as specified in its charter)

MARYLAND	52-1782444
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Crain Highway, S.E., Glen Burnie, Maryland	21061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 766-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $1.00 par value
Common Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2004 was $36,536,438.

The number of shares of common stock outstanding as of March 16, 2004 was 2,028,250.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2003 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

     Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Glen Burnie (South Crain location) Odenton, Riviera Beach, Crownsville, Severn and Severna Park, Maryland. The Bank also maintains three remote Automated Teller Machine (“ATM”) locations in Ferndale, Jessup and Pasadena, Maryland. The Bank maintains a website at www.thebankofglenburnie.com. The Bank is the oldest independent commercial bank in Anne Arundel County. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank also originates automobile loans through arrangements with local automobile dealers. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

     The Company’s principal executive office is located at 101 Crain Highway, S.E., Glen Burnie, Maryland 21061. Its telephone number at such office is (410) 766-3300.

     Information on the Company and its subsidiary Bank may be obtained from the Company’s website www.thebankofglenburnie.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are filed with the SEC through a link to the SEC’s EDGAR reporting system. Simply select the “Investor Relations” menu item, then click on the “All SEC Filings” or “Insider Transactions” link.

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

Lending Activities

     The Bank offers a full range of consumer and commercial loans. The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, commercial loans and consumer installment lending including indirect automobile lending. Substantially all of the Bank’s loan customers are residents of Anne Arundel County and surrounding areas of Central Maryland. The Bank solicits loan applications for commercial loans from small to medium sized businesses located in its market area. The Company believes that this is a market in which a relatively small community bank, like the Bank, has a competitive advantage in personal service and flexibility. The Bank’s consumer lending currently consists primarily of automobile loans originated through local dealers. The Bank has expanded its indirect automobile loans by entering into arrangements with individual automobile dealers.

     The Company’s total loan portfolio increased during the 2003, 2001, 2000 and 1999 fiscal years, while declining in 2002. In 1999 and 2000, the increases were primarily due to the introduction of an indirect automobile lending program in 1998. In 2001 and 2003, the increases in loans were primarily due to increases in residential mortgages. The commercial mortgage portfolio continued to decline in 2003 as a result of softening loan demand and increased competition from large financial institutions. In contrast, the residential mortgage portfolio achieved steady increases over the past five years due to a strong housing market environment.

     The following table provides information on the composition of the loan portfolio at the indicated dates.

					At December 31,
	2003		2002		2001		2000		1999
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$64,471	36.62%	$49,572	30.67%	$44,293	26.32%	$36,187	21.74%	$34,099	22.03%
Commercial	28,525	16.20	31,584	19.54	36,920	21.94	40,169	24.13	42,342	27.36
Construction and land development	3,112	1.77	2,338	1.45	2,355	1.40	5,257	3.16	6,095	3.94
Consumer:
Installment	19,767	11.23	19,758	12.22	20,063	11.92	19,119	11.49	16,203	10.47
Credit card	175	.10	228	.14	272	0.16	281	0.16	1,348	0.88
Indirect automobile	53,883	30.61	52,795	32.66	59,308	35.24	61,725	37.08	50,967	32.93
Commercial	6,113	3.47	5,374	3.32	5,083	3.02	3,726	2.24	3,701	2.39

Gross loans	176,046	100.00%	161,649	100.00%	168,294	100.00%	166,464	100.00%	154,755	100.00%

Unearned income on loans	(981)		(847)		(786)		(705)		(727)

Gross loans net of unearned income	175,065		160,802		167,508		165,759		154,028
Allowance for credit losses	(2,246)		(2,515)		(2,939)		(3,385)		(2,922)

Loans, net	$172,819		$158,287		$164,569		$162,374		$151,106

     The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2003. Demand loans and loans, which have no stated maturity, are treated as due in one year or less. At December 31, 2003, the Bank had $13,264,083 in loans due after one year with variable rates and $143,056,431 in such loans with fixed rates. The Bank’s long-term real estate loans allow the Bank to call the loan after three years in order to adjust the interest rate if necessary. The Bank has generally not exercised its call option and the following table assumes no exercise of the Bank’s call option.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total
	(In Thousands)
Real Estate - mortgage:
Residential	$8,061	$3,079	$53,331	$64,471
Commercial	1,719	9,182	17,587	28,525
Construction and land development	—	721	2,391	3,112
Installment	2,053	14,526	3,188	19,767
Credit Card	175	—	—	175
Indirect automobile	1,647	48,916	3,320	53,883
Commercial	6,021	16	76	6,113

	$19,676	$76,440	$79,930	$176,046

     Real Estate Lending. The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans are generally originated on a variable rate basis. The Bank’s long-term, fixed-rate mortgages include a provision allowing the Bank to call the loan after three years in order to adjust the interest rate. The Bank, however, has never exercised this right. Substantially all of the Bank’s real estate loans are secured by properties in northern Anne Arundel County, Maryland. Under the Bank’s loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. The Bank, however, will make loans secured by owner-occupied residential real estate with loan-to-value ratios up to 95%, provided the borrower obtains private mortgage insurance for the portion of the loan in excess of 80%. For residential investment properties, the maximum loan-to-value ratio is 75%. The maximum permissible loan-to-value ratio for residential and commercial construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower’s primary residence provided that the aggregate indebtedness on the property does not exceed 80% of its value.

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

     Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 2003, approximately 75.8% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 24.2% had been originated for consumer purposes.

     Indirect Automobile Lending. The Bank commenced its indirect automobile lending program in January 1998. The Bank finances new and used automobiles for terms of up to 66 months. Used vehicles must be no more than five years old and the maximum loan term is reduced for higher mileage vehicles. The Bank does not lend more than the invoice price on new vehicles. On used vehicles, the Bank will not lend more than the fair market value as published in a nationally recognized used vehicle pricing guide. The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses. The Bank originates indirect loans through a network of 40 dealers which are primarily new car dealers located in Anne Arundel County. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

     Other Loans. The Bank offers overdraft protection lines of credit, tied to checking accounts, as a convenience to qualified customers. Prior to 2000, the Bank issued credit cards, but in February 2000 the Bank ceased issuing credit cards and sold its portfolio of credit card loans.

     Although the risk of non-payment for any reason exists with respect to all loans, certain other specific risks are associated with each type of loan. The primary risks associated with commercial loans, including commercial real estate loans, are the quality of the borrower’s management and a number of economic and other factors which induce business failures and depreciate the value of business assets pledged to secure the loan, including competition, insufficient capital, product obsolescence, changes in the borrowers’ cost, environmental hazards, weather, changes in laws and regulations and general changes in the marketplace. Primary risks associated with residential real estate loans include fluctuating land and property values and rising interest rates with respect to fixed-rate, long-term loans. Residential construction lending exposes the Company to risks related to builder performance. Consumer loans, including indirect automobile loans, are affected primarily by domestic economic instability and a variety of factors that may lead to the borrower’s unemployment, including deteriorating economic conditions in one or more segments of a local or broader economy. Because the Bank deals with borrowers through an intermediary on indirect automobile loans, this form of lending potentially carries greater risks of defects in the application process for which claims may be made against the Bank. Indirect automobile lending may also involve the Bank in consumer disputes under state “lemon” or other laws. The Bank seeks to control these risks by following strict underwriting and documentation guidelines. In addition, dealerships are contractually obligated to indemnify the Bank for such losses for a limited period of time.

     The Bank’s lending activities are conducted pursuant to written policies approved by the Board of Directors intended to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed by the Bank’s Senior Credit Officer to identify potential underperforming loans and other credit facilities, estimate loss exposure and to ascertain compliance with the Bank’s policies. On a quarterly basis, the Bank’s Internal Auditor performs an independent loan review in accordance with the Bank’s loan review policy. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and any guarantor, the related collateral, and the effects of economic conditions.

     The Bank’s loan approval policy provides for various levels of individual lending authority. The maximum lending authority granted by the Bank to any one Lending Officer is $750,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $1,000,000. The Bank’s Executive Committee is authorized to approve loans up to $1.5 million. Larger loans must be approved by the full Board of Directors.

     Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $3.01 million to any one borrower at December 31, 2003. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $4.45 million to any one borrower at December 31, 2003. It is currently the Bank’s policy to limit its exposure to any one borrower to no more than $2.2 million in the aggregate unless any borrowings exceeding this amount are approved by a 75% vote of the Board of Directors. At December 31, 2003, the largest amount outstanding to any one borrower and its related interests was $2,809,610.

Non-Performing Loans

     It is the policy of the Bank to reverse accrued, and discontinue the accrual of, interest when a loan becomes 90 days or more delinquent and circumstances indicate that collection is doubtful.

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

     The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars In Thousands)
Restructured Loans	$—	$41	$—	$370	$243

Non-accrual loans:
Real estate – mortgage:
Residential	$34	$264	$284	$120	$237
Commercial	265	178	189	77	135
Real estate - construction	—	7	—	—	280
Installment	250	112	88	72	315
Commercial	23	10	40	101	45

Total non-accrual loans	572	571	601	370	1,012
Accruing loans past due 90 days or more
Real estate – mortgage:
Residential	5	1	45	34	43
Commercial	—	—	—	—	—
Real estate - construction	6	—	—	—	—
Installment	—	13	13	—	—
Credit card & related	—	—	1	—	—
Total accruing loans past due 90 days or more	11	15	59	34	43

Total non-accrual and past due loans	$583	$586	$660	$404	$1,055

Non-accrual and past due loans to gross loans	.33%	0.36%	0.39%	0.24%	0.68%

Allowance for credit losses to non-accrual and past due loans	385.25%	429.13%	445.30%	837.87%	276.97%

     For the year ended December 31, 2003, interest of approximately $56,882 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. Approximately $371,074, or 64.8%, of the Bank’s total $572,000 non-accrual loans at December 31, 2003 were attributable to 4 borrowers. No charge-offs have previously been taken on these loans. Seven of these borrowers with loans totaling $324,167 were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the current active balance of the Bank’s loan.

     At December 31, 2003, there were two loans outstanding, totaling $73,000, not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

     At December 31, 2003, the Company had $171,882 in real estate acquired in partial or total satisfaction of debt, compared to $413,373 and $420,162 in such properties at December 31, 2002 and 2001, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2003, see “Item 2. — Properties.”

Allowance For Credit Losses

     The Bank’s allowance for credit losses is based on the probable estimated losses that may be sustained in its loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial

Accountings Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

     The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral, and current economic conditions and trends that may affect the borrower’s ability to pay.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars In Thousands)
Beginning Balance	$2,515	$2,939	$3,385	$2,922	$2,841

Loans charged off
Real estate - mortgage:
Residential	—	1	—	19	—
Commercial	—	—	4	4	50
Real estate - construction	—	—	—	—	(27)
Installment	687	594	498	470	477
Credit card & related	42	95	89	101	92
Commercial	29	80	96	167	81

Total	758	730	687	761	673

Recoveries
Real estate - mortgage:
Residential	1	1	—	52	32
Commercial	—	1	—	—	16
Real estate - construction	—	—	—	470	36
Installment	369	215	310	111	259
Credit card & related	30	30	53	41	4
Commercial	49	59	28	550	107

Total	449	306	391	1,224	454

Net charge offs/(recoveries)	308	424	296	(463)	219
Provisions charged to operations	40	—	(150)	—	300

Ending balance	$2,246	$2,515	$2,939	$3,385	$2,922

Average loans	$166,786	$164,818	$163,695	$159,810	$142,077
Net charge-offs to average loans	0.18%	0.26%	0.18%	(0.28)%	0.15%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2003, 2002, 2001, 2000 and 1999:

	At December 31,
	2003		2002
		Percentage Of Loans In		Percentage Of Loans In
	Allowance For	Each Category To	Allowance For	Each Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$143	6.37%	$131	27.60%
Commercial	314	13.97	349	21.02
Real Estate - construction	29	1.29	48	1.33
Installment	137	6.10	152	5.83
Credit Card	—	—	—	—
Indirect automobile	1,357	60.42	1,461	33.00
Commercial	271	12.07	168	11.22
Unallocated	(5)	(.22)	206	—

Total	$2,246	100.00%	$2,515	100.00%

	At December 31,
	2001		2000		1999
		Percentage Of		Percentage Of		Percentage Of
		Loans In Each		Loans In Each		Loans In Each
	Allowance For	Category To	Allowance For	Category To	Allowance For	Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans	Each Category	Total Loans
	(Dollars In Thousands)
Real Estate – mortgage:
Residential	$164	26.32%	$199	21.74%	$200	22.03%
Commercial	456	21.94	506	24.13	613	27.36
Real Estate – construction	71	1.40	292	3.16	296	3.94
Installment	237	11.92	221	11.49	177	10.47
Credit Card	—	0.16	—	0.16	92	0.88
Indirect automobile	1,390	35.24	1,486	37.08	793	32.93
Commercial	300	3.02	288	2.24	526	2.39
Unallocated	321	—	393	—	225	—

Total	$2,939	100.00%	$3,385	100.00%	$2,922	100.00%

Investment Securities

     The Bank maintains a substantial portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of U.S. Treasury securities, securities issued by U.S. Government agencies including mortgage-backed securities, securities issued by certain states and their political subdivisions, and corporate trust preferred securities. The tax treatment of the Bank’s portfolio of securities issued by certain states and their political subdivisions allows the Company to use the full tax advantage of this portfolio.

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2003	2002	2001
	(In Thousands)
U.S. Treasury securities	$—	$499	$1,248
U.S. Government agencies and mortgage backed securities	52,444	51,916	45,603
Obligations of states and political subdivisions	43,624	31,899	20,659
Corporate trust preferred	5,026	5,057	4,820

Total investment securities	$101,094	$89,371	$72,330

     The following table sets forth the scheduled maturities, book values and weighted average yields for the Company’s investment securities portfolio at December 31, 2003:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Book	Average	Book	Average	Book	Average	Book	Average	Book	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
U.S. Treasury securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government agencies and mortgage backed securities	1,000	6.44	7,840	4.74	5,295	4.04	38,309	5.34	52,444	5.14
Obligations of states and political subdivisions	1,145	2.95	3,744	3.41	14,128	3.64	24,607	5.01	43,624	4.38
Corporate trust preferred	—	—	—	—	—	—	5,026	6.95	5,026	6.95

Total investment securities	$2,145	4.57%	$11,584	4.31%	$19,423	3.75%	$67,942	5.34%	$101,094	4.90%

     At December 31, 2003, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources Of Funds

     The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its main office and six branches in northern Anne Arundel County. Consolidated total deposits were $256,908,235 as of December 31, 2003. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $36.2 million under a line of credit from the FHLB of Atlanta as of December 31, 2003.

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

     As stated above, the Bank obtains deposits principally through its network of seven offices. The Bank does not solicit brokered deposits. At December 31, 2003, the Bank had approximately $21.5 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2003:

Amount
(In Thousands)
Three months or less	$3,753
Over three through six months	4,733
Over six through 12 months	3,391
Over 12 months	9,672

Total	$21,549

     Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $36.2 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities. There was $7 million in a long-term convertible advance under this credit arrangement at December 31, 2003. The advance matures in September 2010 and bears a 5.84% rate of interest. On September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5 million of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. It is the Company’s intention to call these debentures at the earliest opportunity. The Bank also has a unsecured line of credit in the amount of $5 million from another commercial bank but has not drawn on this line. The Bank has a mortgage note on the 103 Crain Highway address with a balance of $226,501 as of December 31, 2003. This note is payable monthly through October 2010 and has a 7% interest rate.

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

     The Bank’s interest rates, loan and deposit terms, and offered products and services are impacted, to a large extent, by such competition. The Bank attempts to provide superior service within its community and to know, and facilitate services to, its customers. It seeks commercial relationships with small to medium size businesses, which the Bank believes would welcome personal service and flexibility. While the Bank believes it is the eighth largest deposit holder in Anne Arundel County, Maryland, with an estimated 4.46% market share as of June 30, 2003 (the latest date for which relevant data is available from the FDIC), it believes its greatest competition comes from smaller community banks which offer similar personalized services.

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

Employees

     At December 31, 2003, the Bank had 123 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) authorizes the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Maryland Commissioner of Financial Regulation.

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

     Capital Adequacy. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulation of the Bank – Capital Adequacy.”

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

Regulation of the Bank

     General. As a state-chartered bank with deposits insured by the FDIC but which is not a member of the Federal Reserve System (a “state non-member bank”), the Bank is subject to the supervision of the Maryland Commissioner of Financial Regulation and the FDIC. The Commissioner and FDIC regularly examine the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank’s depositors and not its stockholders. In addition, the Bank is required to furnish quarterly and annual call reports to the Commissioner and FDIC. The FDIC’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

     The Bank’s deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve Board and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous Federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of customer information, the disclosure of credit terms and discrimination in credit transactions.

     Patriot Act. On October 26, 2001, President Bush signed the USA Patriot Act (the “Patriot Act”), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury. Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001” includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

     Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as the Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as “shell banks”), subject to certain exceptions for regulated affiliates of foreign banks. Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

     Effective July 23, 2002, Section 312 of the Patriot Act creates a requirement for special due diligence for correspondent accounts and private banking accounts. Under Section 312, each financial institution that establishes, maintains, administers, or manages a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific, and, where necessary, enhanced, due diligence policies, procedures, and controls that are reasonably designed to detect and record instances of money laundering through those accounts.

     The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act. The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary. The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company’s results of operations.

     Community Reinvestment Act. Community Reinvestment Act (“CRA”) regulations evaluate banks’ lending to low and moderate income individuals and businesses across a four-point scale from “outstanding” to “substantial noncompliance,” and are a factor in regulatory review of applications to merge, establish new branch offices or form bank holding companies. In addition, any bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings. The Bank has a current rating of “outstanding” for CRA compliance.

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

     The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2003, the Bank was well capitalized as defined by the FDIC’s regulations.

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

     Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups – “well capitalized, adequately capitalized or undercapitalized.” Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well-capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All BIF-insured banks, however, will be required to begin paying an assessment to the FDIC in an amount equal to 2.12 basis points times their assessable deposits to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

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

     Loans To Directors, Executive Officers and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state non-member bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank’s unimpaired capital and surplus and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $100,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors. In addition, loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit.

ITEM 2. PROPERTIES

     The following table sets forth certain information with respect to the Bank’s offices:

		Owned/		Approximate
	Year Opened	Leased	Book Value	Square Footage	Deposits
Main Office:
101 Crain Highway, S.E.	1953	Owned	$840,247	10,000	$90,939,586
Glen Burnie, MD 21061
Branches:
Odenton	1969	Owned	159,692	6,000	36,232,399
1405 Annapolis Road Odenton, MD 21113
Riviera Beach	1973	Owned	201,211	2,500	29,878,390
8707 Ft. Smallwood Road Pasadena, MD 21122
Crownsville	1979	Owned	360,917	3,000	44,798,218
1221 Generals Highway Crownsville, MD 21032
Severn	1984	Owned	287,579	2,500	25,623,631
811 Reece Road Severn, MD 21144
South Crain	1995	Leased	53,937	2,600	20,845,294
7984 Crain Highway Glen Burnie, MD 21061
Severna Park(1)	1999	Leased	—	1,250	—
790 Ritchie Highway Severna Park, MD 21146
Severna Park	2002	Leased	303,603	2,184	9,012,839
534 Ritchie Highway Severna Park, MD 21146
Operations Centers:
106 Padfield Blvd.	1991	Owned	1,348,829	16,200	N/A
Glen Burnie, MD 21061
103 Crain Highway, S.E.	2000	Owned	298,682	3,727	N/A
Glen Burnie, MD 21061

(1) This property was the former Severna Park branch location. The lease expires September 2004. The branch is now located at 534 Ritchie Highway address.

     At December 31, 2003, the Bank owned 2 foreclosed real estate properties with a total book value of $ 171,882. The Bank is holding these commercial properties for sale.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2003, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On October 8, 2003, the Company held a Special Meeting of Stockholders. The matters submitted to the stockholders for a vote were: (i) the approval of amendments to the Company’s Articles of Incorporation to reduce the stockholder vote required to amend the Articles from 80% to 66 2/3% of all votes entitled to be cast; and (ii)the approval of amendments to the Company’s Bylaws to reduce the stockholder vote required to amend the Bylaws from 80% to 66 2/3% of all votes entitled to be cast.

     At the Meeting, the stockholders: (i) approved the amendment to the Company’s Articles of Incorporation, with 1,432,509 shares voting in favor of the amendment, 25,677 shares voting to withhold approval, and 7,534 shares abstaining; and (ii) approved the amendments to the Company’s Bylaws, with 1,433,034 shares voting in favor of the amendments, 25,152 shares voting to withhold approval, and 7,534 shares abstaining.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS
F. William Kuethe, Jr.	71	President and Chief Executive Officer

Michael G. Livingston	50	Senior Vice President, Chief Lending Officer and Chief Operating Officer

John E. Porter	50	Senior Vice President and Chief Financial Officer

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

     MICHAEL G. LIVINGSTON was appointed Senior Vice President in January 1998 and has been Chief Lending Officer of the Bank since 1996. He served as Deputy Chief Operating Officer from February 14, 2003 through December 31, 2003 and was appointed the Chief Operating Officer effective January 1, 2004. He was Regional Vice President and commercial loan officer with Citizens Bank from March 1993 until April 1996.

     JOHN E. PORTER was appointed Senior Vice President in January 1998. He has been Treasurer and Chief Financial Officer of the Company since 1995 and Vice President, Treasurer and Chief Financial Officer of the Bank since 1990. He has been Secretary/Treasurer of GBB since 1995.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
               PURCHASES OF EQUITY SECURITIES

     The Common Stock is traded on the Nasdaq SmallCap Market under the symbol “GLBZ”. As of March 2, 2004, there were 479 record holders of the Common Stock. The closing price for the Common Stock on that date was $25.30. A six for five stock dividend has been declared for stockholders’ of record on January 5, 2004, payable January 16, 2004.

     The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2003 and 2002 as reported by Nasdaq and as available through the OTC market. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2003			2002
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31,	$20.85	$18.00	$0.12	$22.40	$13.80	$0.10
June 30,	22.39	20.72	0.12	20.90	18.70	0.10
September 30	24.00	20.76	0.12	18.49	16.65	0.12
December 31	30.99	23.50	0.18	17.93	16.27	0.18

     A regular dividend of $0.12 and a bonus dividend of $0.06 were declared for stockholders’ of record on December 23, 2003, payable on January 7, 2004 and January 12, 2004, respectively.

     The Company intends to pay dividends equal to forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank’s and bank holding company’s right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See “Item 1. Business - Supervision and Regulation - Regulation of the Company - Dividends and Distributions” and “Item 1. Business – Supervision and Regulation - Regulation of the Bank - Dividend Limitations.” The Company does not believe that those restrictions will materially limit its ability to pay dividends.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$11,263	$11,368	$10,674	$10,801	$9,925
Provision for Credit Losses	40	—	(150)	—	300
Other Income	2,289	2,485	1,821	3,658	2,828
Other Expense	9,748	9,957	10,332	10,746	9,822
Net Income	3,077	2,811	1,725	2,275	1,455
Share Data:
Basic Net Income Per Share	$1.83	$1.68	$1.04	$1.38	$0.88
Diluted Net Income Per Share	1.83	1.68	1.04	1.38	0.88
Cash Dividends Declared Per Common Share	0.54	0.50	0.45	0.449	0.28
Weighted Average Common Shares Outstanding:
Basic	1,682,235	1,668,335	1,656,904	1,652,001	1,636,275
Diluted	1,682,235	1,671,155	1,656,904	1,652,001	1,636,275
Financial Condition Data:
Total Assets	$302,252	$279,406	$263,362	$239,211	$213,439
Loans Receivable, Net	172,819	158,287	164,569	162,373	151,107
Total Deposits	256,908	241,420	229,307	205,968	194,090
Long Term Borrowings	7,227	7,251	7,275	7,297	—
Junior Subordinated Debentures	5,155	5,155	5,155	5,155	—
Total Stockholders’ Equity	23,948	21,789	17,862	17,181	15,102
Performance Ratios:
Return on Average Assets	1.05%	1.05%	0.69%	1.02%	0.66%
Return on Average Equity	13.56	14.49	9.77	12.94	9.97
Net Interest Margin (1)	4.48	4.76	4.80	5.27	4.96
Dividend Payout Ratio	29.53	29.70	43.27	32.61	43.48
Capital Ratios:
Average Equity to Average Assets	7.76%	9.03%	9.08%	8.59%	6.67%
Leverage Ratio	9.25	9.07	8.79	9.30	6.87
Total Risk-Based Capital Ratio	15.79	15.28	13.92	13.99	10.80
Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.28%	1.56%	1.75%	2.04%	1.89%
Non-accrual and Past Due Loans to Gross Loans	0.33%	0.36%	0.39%	0.24%	0.68%
Allowance for Credit Losses to Non- Accrual and Past Due Loans	385.25%	429.13%	445.30%	837.87%	276.97%
Net Loan Charge-offs (Recoveries) to Average Loans	0.18%	0.26%	0.18%	(0.28)%	0.15%

(1) Presented on a tax-equivalent basis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     During 2003, the Company continued many favorable operating trends. Most notably, the Bank’s net income grew from $2,811,083 in 2002 to $3,077,074 in 2003, a 9.46% increase in net income. In addition, 2003 saw significant growth in both the Bank’s deposits and investment portfolio. Deposit growth in 2003 was strong with increases of $4,901,787 in interest bearing deposits and $10,586,841 in non-interest bearing demand deposits. Investment portfolio growth was due primarily to the increase in the Bank’s investment in state and municipal bonds which had grown to $43,624,164.

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

Comparison of Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

     General. For the year ended December 31, 2003, the Company reported consolidated net income of $3,077,074 ($1.83 basic and diluted earnings per share) compared to consolidated net income of $2,811,083 ($1.68 basic and diluted earnings per share) for the year ended December 31, 2002 and consolidated net income of $1,725,236 ($1.04 basic and diluted earnings per share) for the year ended December 31, 2001. (All per share amounts throughout this report have been adjusted to give retroactive effect to a three-for-two stock split effected through a stock dividend paid on June 21, 2001.) Income for 2002 included a $763,644 curtailment gain on a post retirement benefit plan amendment. Net income for 2002, adjusted to remove the effects of this item, net of taxes, was $2,342,358.

     Net Interest Income. The primary component of the Company’s net income is its net interest income, which is the difference between income earned on assets and interest paid on the deposits and borrowings used to fund income producing assets. Net interest income is determined by the spread between the yields earned on the Company’s interest-earning assets and the rates paid on interest-bearing liabilities as well as the relative amounts of such assets and liabilities. Net interest income, divided by average interest-earning assets, represents the Company’s net interest margin.

     Consolidated net interest income for the year ended December 31, 2003 was $11,263,294 compared to $11,368,150 for the year ended December 31, 2002 and $10,673,730 for the year ended December 31, 2001. The $104,856 decrease for the most recent year was due to a decrease in loan and federal funds income, partially offset by a decrease in deposit expense. The $694,420 increase in net interest income for 2002 as compared to 2001 was due to a decrease in the interest expense on deposits combined with an increase in interest income on state and municipal securities, partially offset by a decrease in interest income on loans. Since a large portion of the Company’s portfolio is invested in state and municipal securities, which are tax advantaged, the after tax net interest income for 2003 was $12,193,604, a $307,460 or 2.58% increase over the $11,886,144 after tax net interest income for 2002, which was an increase of $827,939 or 7.49% compared to $11,058,205 in after tax net interest income for 2001.

     Interest expense decreased from $5,202,132 in 2002 to $4,276,724 in 2003, a $925,408, or 17.79% decrease, primarily due to decreases in deposit rates. Interest expense decreased from $6,533,274 in 2001 to

$5,202,132 in 2002, a $1,331,142, or 20.4% decrease, primarily due to decreases in interest rates. Net interest margin for the year ended December 31, 2003 was 4.48% compared to 4.76% and 4.80% for the years ended December 31, 2002 and 2001, respectively.

     The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2003	VS.	2002	2002	VS.	2001
		Change Due To:			Change Due To:
	Increase/			Increase/
	Decrease	Rate	Volume	Decrease	Rate	Volume
			(In Thousands)
ASSETS
Interest-earning assets:
Federal funds sold	$(43)	$(26)	$(17)	$(192)	$(157)	$(35)

Interest-bearing deposits	6	3	3	(185)	(18)	(167)

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	(544)	(649)	105	75	(717)	792
Obligations of states and political subdivisions(1)	961	(85)	1,046	616	(183)	799
All other investment securities	13	6	7	17	(78)	95

Total investment securities	430	(728)	1,158	708	(978)	1,686
Loans, net of unearned income:
Demand, time and lease	(21)	(60)	39	(78)	(127)	49
Mortgage and construction	(247)	(658)	411	(74)	(359)	285
Installment and credit card	(725)	(535)	(190)	(685)	(239)	(446)

Total gross loans(2)	(993)	(1,253)	260	(837)	(725)	(112)

Allowance for credit losses	—	—	—	—	—	—

Total net loans	(993)	(1,253)	260	(837)	(725)	(112)

Total interest-earning assets	$(600)	$(2,004)	$1,404	$(506)	$(1,878)	$1,372

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$(201)	$(260)	$59	$(255)	$(323)	$68
Money market	(81)	(97)	16	(171)	(190)	19
Other time deposits	(655)	(686)	31	(889)	(1,147)	258

Total interest-bearing deposits	(937)	(1,043)	106	(1,315)	(1,160)	345
Non-interest-bearing deposits	—	—	—	—	—	—
Borrowed funds	12	(67)	79	(17)	(32)	15

Total interest-bearing liabilities.	$(925)	$(1,110)	$185	$(1,332)	$(1,692)	$360

(1)	Tax equivalent basis.

(2)	Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2003			2002			2001
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
				(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$4,815	$51	1.06%	$5,919	$94	1.59%	$6,733	$286	4.25%
Interest-bearing deposits	2,078	61	2.94	1,782	55	3.09	5,878	240	4.08

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	54,497	1,973	3.62	52,287	2,517	4.81	39,491	2,442	6.18
Obligations of states and political subdivisions(1)	40,655	2,702	6.64	25,402	1,741	6.85	13,761	1,125	8.18
All other investment securities	5,038	357	7.09	4,935	344	6.97	3,833	327	8.56

Total investment securities	100,190	5,032	5.02	82,624	4,602	5.57	57,085	3,894	6.82

Loans, net of unearned income:
Demand, time and lease	5,624	327	5.81	5,066	348	6.87	4,542	426	9.38
Mortgage and construction	88,853	6,095	6.86	83,444	6,342	7.60	79,873	6,416	8.03
Installment and credit card	71,326	4,922	6.90	73,851	5,647	7.65	79,416	6,332	7.97

Total gross loans(2)	165,803	11,344	6.84	162,361	12,337	7.60	163,831	13,174	8.04
Allowance for credit losses	2,343			2,767			3,242

Total net loans	163,460	11,344	6.94	159,594	12,337	7.59	160,589	13,174	8.20

Total interest-earning assets	270,317	16,376	6.06	249,919	17,088	6.84	230,285	17,594	7.64

Cash and due from banks	10,317			8,921			9,963
Other assets	12,039			10,199			9,124

Total assets	$292,673			$269,039			$249,372

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$76,632	284	0.37%	$67,926	485	0.71%	$61,992	$740	1.19%
Money market	21,514	105	0.49	19,770	186	0.94	18,756	357	1.90
Other time deposits	89,108	2,887	3.24	88,304	3,542	4.01	83,498	4,431	5.31

Total interest-bearing deposits	187,254	3,276	1.75	176,000	4,213	2.39	164,246	5,528	3.37
Short-term borrowed funds	1,816	28	1.54	755	16	2.12	541	18	3.33
Long-term borrowed funds	12,393	972	7.84	12,417	974	7.84	12,440	988	7.94

Total interest-bearing liabilities	201,463	4,277	2.12	189,172	5,202	2.75	177,227	6,534	3.69

Non-interest-bearing deposits	66,635			58,351			52,252
Other liabilities S	2,154			1,389			2,240
Stockholders’ equity	22,421			20,127			17,653

Total liabilities and equity	$292,673			$269,039			$249,372

Net interest income		$12,099			$11,886			$11,060

Net interest spread			3.94%			4.09%			3.95%

Net interest margin			4.48%			4.76%			4.80%

1	Tax equivalent basis. The incremental tax rate applied was 35.23% for 2003 and 30.73% for 2002.

2	Non-accrual loans included in average balance.

     Provision For Credit Losses. During the year ended December 31, 2003, the Company made a provision of $40,000 for credit losses, compared to no provision during the year ended December 31, 2002, and a negative $150,000 provision during the year ended December 31, 2001. At December 31, 2003, the allowance for loan losses equaled 385.25% of non-accrual and past due loans compared to 429.13% and 445.30% at December 31, 2002 and 2001, respectively. During the year ended December 31, 2003, the Company recorded net chargeoffs of $308,306 compared to $423,755 and $296,360 in net charge-offs during the years ended December 31, 2002 and 2001, respectively.

     Other Income. Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on life insurance (including bank owned life insurance income (BOLI) and gains of approximately $117,000 from the death of an officer). For 2002, other income also included a curtailment gain of $763,644 on a post-retirement benefit plan amendment. Other income decreased from $2,484,725 in 2002 to $2,289,413 in 2003, a $195,312, or 7.86% decrease. The decrease was primarily due to the curtailment gain realized in 2002, partially offset by gains on investment securities, an increase in BOLI income and an increase in service charge income. Other income increased from $1,821,138 in 2001 to $2,484,725 in 2002, a $663,587, or 36.4% increase. The increase was largely due to the 2002 non-recurring curtailment gain and increases in income on service charges and other fees and commissions, partially offset by a decrease in securities gains realized.

     Other Expenses. Other expenses decreased from $9,956,847 in 2002 to $9,747,693 in 2003, a $209,154 or 2.1% decrease. This decrease was primarily due to a decrease in furniture and fixtures expense and operating expense, offset by an increase in employee benefits and occupancy expense relating to the opening of the Severna Park location. Other expenses decreased from $10,332,093 in 2001 to $9,956,847 in 2002, a $375,246 or 3.6% decrease. This decrease was primarily due to a decline in other operating expenses and employee benefit costs, which were partially offset by an increase in salaries and wages.

     Income Taxes. During the year ended December 31, 2003, the Company recorded income tax expense of $687,940, compared to income tax expense of $1,084,945 for the year ended December 31, 2002. The decrease in income tax expense for 2003 as compared to 2002, despite higher net income in 2003, was primarily due to the tax advantaged treatment of the state and municipal securities portfolio and BOLI income. During the year ended December 31, 2002, the Company recorded income tax expense of $1,084,945, compared to income tax expense of $587,539 for the year ended December 31, 2001. The increase in income tax expense for 2002 as compared to 2001 was primarily due to the curtailment gain on post retirement benefits and an increase in net interest income partially offset by the tax benefits from the Company’s increased investment in state and municipal securities.

Comparison of Financial Condition at December 31, 2003, 2002 and 2001

     The Company’s total assets increased to $302,252,466 at December 31, 2003 from $279,406,206 at December 31, 2002. The increase in total assets during the year ended December 31, 2003 is a result of an increase in the loan and securities portfolio, offset by a decrease in federal funds sold due to a redeployment of assets. The Company’s total assets increased to $279,406,206 at December 31, 2002 from $263,361,726 at December 31, 2001. The increase in assets during the year ended December 31, 2002 is a result primarily of growth in investment securities and other total assets partially offset by a decrease in the loan portfolio.

     The Company’s loan portfolio increased to $172,819,049 at December 31, 2003 compared to $158,286,746 at December 31, 2002 and $164,569,252 at December 31, 2001. The increase in the loan portfolio during the 2003 period is primarily due to residential mortgage loans increasing by approximately $14.9 million with lesser increases in the other loan portfolios, partially offset by a decline in the commercial loan portfolio. The decline in the loan portfolio during the 2002 period is attributable almost entirely to a decrease in the indirect automobile portfolio. The decrease in indirect automobile lending can be at least partially attributed to zero percent financing offered by automobile manufacturers after September 2001.

     During 2003, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $103,181,107, a $11,321,056 or 12.32%, increase from $91,860,051 at December 31, 2002. This increase is primarily attributable to an increase in state and municipal and U.S. Government agency securities, offset by a decrease in mortgage backed securities. During 2002, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $91,860,051, a $19,795,130 or 27.5%, increase from $72,064,921 at December 31, 2001. This increase is primarily attributable to growth in mortgage backed and state and municipal securities, partially offset by a decline in U.S. Government agency securities.

     Deposits as of December 31, 2003 totaled $256,908,235, an increase of $15,488,628, or 6.42%, from the $241,419,607 total as of December 31, 2002. The $241,419,607 in total deposits as of December 31, 2002 was a $12,112,889 or 5.3% increase from the $229,306,717 total deposits as of December 31, 2001. Demand deposits as of December 31, 2003 totaled $69,648,819, a $10,586,842 or 17.92% increase from $59,061,977 at December 31, 2002. NOW and Super NOW accounts as of December 31, 2003 increased by $4,329,331 or 17.99% from their 2002 level to $28,400,505. Money market accounts increased by $254,674 or 1.28%, from their 2002 level to total

$20,144,401 December 31, 2003. Savings deposits increased by $5,762,412, or 12.10%, from their 2002 level, to $53,378,579 at December 31, 2003. Time deposits over $100,000 totaled $21,549,128 on December 31, 2003, an increase of $3,850,569, or 21.76% from December 31, 2002. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $63,786,805 on December 31, 2003, a $9,295,199 or a 12.72%, decrease from December 31, 2002.

     Total stockholders’ equity as of December 31, 2003 increased by $2,158,242, or 9.91%, from the 2002 period. The increase was attributed to an increase in retained earnings and surplus, offset by a decline in accumulated other comprehensive income, net of tax. Total stockholders’ equity as of December 31, 2002 increased by $3,927,801, or 22.0%, from the 2001 period. The increase was attributed to an increase in retained earnings and accumulated other comprehensive income, net of tax.

Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments

     Off-Balance Sheet Arrangements. The Bank is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements.

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

     The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2003, the Bank has accrued $150,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

     Contractual Obligations. The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		PAYMENTS DUE IN
			ONE TO	THREE TO	OVER
	NOTE	ONE YEAR	THREE	FIVE	FIVE
(IN THOUSANDS)	REFERENCE	OR LESS	YEARS	YEARS	YEARS	TOTAL
Deposits without a stated maturity (a),(c)	9	$171,572	$—	$—	$—	$171,572
Time deposits (a)	9	47,148	21,952	14,848	1,388	85,336
Short-term borrowings (a)	6	6,602	—	—	—	6,602
Long-term borrowings (b)	7,8	573	1,153	1,161	13,320	16,207
Operating leases	5	102	60	30	—	192

(a)	Excludes interest

(b)	Includes Junior Subordinated Debentures and semi-annual payments (made in March and September) of $273,215. This is also assuming that the Debentures will be paid off in September 2010.

(c)	Includes non-interest bearing deposits

     Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion of these commitments is included in Note 17 to the consolidated financial statements.

	PAYMENTS DUE IN
		ONE TO	THREE TO	OVER
	ONE YEAR	THREE	FIVE	FIVE
(IN THOUSANDS)	OR LESS	YEARS	YEARS	YEARS	TOTAL
Loan commitments:
Other mortgage loans	$2,082	$—	$—	$—	$2,082
Unused lines of credit:
Home-equity lines	207	71	1,050	3,340	4,668
Commercial lines	8,501	—	—	—	8,501
Unsecured consumer lines	983	—	—	—	983
Letters of credit	106	—	—	667	773

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

     The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2003.

		Over 3 To	Over 1	Over 5
	0-3 Months	12 Months	Through 5 Years	Years	Total
		(Dollars In Thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$11,120
Federal funds and overnight deposits	1,775	—	—	—	1,775
Securities	—	3,057	12,054	88,967	104,078
Loans	16,578	3,036	75,996	79,455	175,065
Fixed Assets	—	—	—	—	4,220
Other Assets	—	—	—	—	5,994

Total assets	$18,353	$6,093	$88,050	$168,422	$302,252

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$69,649
NOW accounts	28,401	—	—	—	28,401
Money market deposit accounts	20,144	—	—	—	20,144
Savings accounts	53,378	197	—	—	53,575
IRA accounts	1,904	4,050	15,005	1,193	22,152
Certificates of deposit	11,961	29,036	21,795	195	62,987
Other liabilities	—	—	—	—	16,241
Junior Subordinated Debenture	—	—	—	—	5,155
Stockholders’ equity	—	—	—	—	23,948

Total liabilities and Stockholders’ equity	$115,788	$33,283	$36,800	$1,388	$302,252

GAP	$(97,435)	$(27,190)	$51,250	$167,034
Cumulative GAP	(97,435)	(124,625)	(73,375)	93,659
Cumulative GAP as a % of total assets	(32.37%)	(41.40%)	(24.37%)	31.11%

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

     Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2003, totaled $12,894,894, a decrease of $2,847,194 or 18.09%, from the December 31, 2002 total of $15,742,088. Most of this decrease was due to a reduction in the federal funds sold.

     As of December 31, 2003, the Bank was permitted to draw on a $36.2 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and agency securities. As of December 31, 2003, a $7 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5 million from another commercial bank on which it has not drawn. Furthermore, on September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. As of December 31, 2003, the full $5,155,000 was outstanding.

     Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2003, the Company was in compliance with these requirements with a leverage ratio of 9.25%, a Tier 1 risk-based capital ratio of 14.54% and total risk-based capital ratio of 15.79%. At December 31, 2003, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

     Allowance for Credit Losses. The Bank’s allowance for credit losses is determined based upon estimates that can and do change when the actual events occur, including historical losses as an indicator of future losses, fair market value of collateral, and various general or industry or geographic specific economic events. The use of these estimates and values is inherently subjective and the actual losses could be greater or less than the estimates. For further information regarding our allowance for credit losses, see “Allowance for Credit Losses” under Item 1- “Business” of this Annual Report.

     Accrued Taxes. Management estimates income tax expense based on the amount it expects to owe various tax authorities. Income taxes are discussed in more detail in Note 10 to the consolidated financial statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.

Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretations No. 46 (FIN 46), Consolidation of Variable Interest Entities, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

     During the third quarter of 2003, the Company applied the provisions of FIN 46 to a wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of a wholly-owned subsidiary trust. See Note 8 for further discussion of this trust and the Company’s related obligations.

     In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

     Management continues to evaluate the applicability of FIN 46. Management does not believe that the application of FIN 46 will have an impact on financial condition, results of operations, or liquidity. The Federal Reserve Board is currently evaluating the impact on Tier 1 capital.

     In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have an impact on financial condition, the results of operations, or liquidity, as the Company and Bank does not have derivative or hedging instruments.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

     In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2003.

     In March 2003, the SEC issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company’s historical or future performance, financial position, or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP.

     In January 2003, the SEC adopted final rules implementing Section 401(a) of the Sarbanes Oxley Act of 2002, which requires disclosure of off-balance sheet arrangements and contractual obligations in a public company’s periodic SEC reports. “Off-balance sheet arrangements” include guarantees and similar arrangements that may be a source of potential risk to a company’s future liquidity, capital resources and results of operations, regardless of whether or not they are recorded as liabilities. The definition uses GAAP concepts to identify the four types of arrangements for which disclosure is required: guarantee contracts, retained or contingent liabilities, certain derivative instruments and variable interests. Off-balance sheet arrangements that either have, or are “reasonably likely” to have a current or future effect that is material to investors with respect to the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources must be disclosed. Companies must explain the reasons for using off-balance sheet arrangements, the financial importance and magnitude thereof and circumstances that could trigger obligations. The Company’s off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit and have been discussed elsewhere in this report.

     Under the final rules, tabular disclosure of contractual obligations for specified time periods must also be made. Contractual obligations must be aggregated into categories applicable to a company’s business, for example (i) long-term debt, (ii) capital lease obligations, (iii) operating leases, (iv) purchase obligations, and (v) other long-term liabilities reflected on the balance sheet under GAAP. However, each company should use categories suitable to its business. See “Off-Balance Sheet Arrangements, Contractual Obligations, and Commitments” for the Company’s presentation of the information required by the new rules.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

(a) 2. Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)

3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003, File No. 0-24047)

3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)

3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003, File No. 0-24047)

4.1	Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)

10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)

10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)

10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)

10.4	The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)

23	Consent of Trice Geary & Myers LLC

31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

(b) Reports on Form 8-K.

     On October 31, 2003, the Registrant filed a Current Report of Form 8-K furnishing, under Item 12, the Registrant’s October 29, 2003 earnings release with respect to the Registrant’s quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 26, 2004	By:	/s/ F. William Kuethe, Jr.

F. William Kuethe, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	F. William Kuethe, Jr.	President, Chief Executive Officer and Director	March 26, 2004

F. William Kuethe, Jr.

/s/	John E. Porter	Senior Vice President and Chief Financial Officer	March 26, 2004

John E. Porter

		Chairman of the Board and Director	March , 2004

John E. Demyan

/s/	Shirley E. Boyer	Director	March 26, 2004

Shirley E. Boyer

/s/	Thomas Clocker	Director	March 26, 2004

Thomas Clocker

/s/	Alan E. Hahn	Director	March 26, 2004

Alan E. Hahn

		Director	March , 2004

Charles L. Hein

/s/	F. W. Kuethe, III	Director	March 26, 2004

F. W. Kuethe, III

		Director	March , 2004

Charles Lynch

/s/	William N. Scherer, Sr.	Director	March 26, 2004

William N. Scherer, Sr.

Signature		Title	Date

/s/	Karen B. Thorwarth	Director	March 26, 2004

Karen B. Thorwarth

		Director	March , 2004

Mary Lou Wilcox

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2003, 2002, and 2001, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2003, 2002, and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Salisbury, Maryland
January 29, 2004

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2003	2002	2001
Assets
Cash and due from banks	$11,119,791	$11,297,175	$10,888,085
Interest-bearing deposits in other financial institutions	57,192	41,335	1,879,444
Federal funds sold	1,717,911	4,403,578	5,453,299

Cash and cash equivalents	12,894,894	15,742,088	18,220,828
Certificates of deposit in other financial institutions	—	100,000	100,000
Investment securities available for sale, at fair value	99,602,353	84,657,682	55,547,998
Investment securities held to maturity (fair value 2003 $3,815,855; 2002 $7,615,702; 2001 $16,881,451)	3,578,754	7,202,369	16,516,923
Federal Home Loan Bank stock, at cost	896,400	703,200	652,300
Common stock in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Ground rents, at cost	248,300	249,900	249,900
Loans, less allowance for credit losses 2003 $2,246,395; 2002 $2,514,700; 2001 $2,938,455	172,819,049	158,286,746	164,569,252
Premises and equipment, at cost, less accumulated depreciation	4,219,812	4,143,429	3,886,631
Accrued interest receivable on loans and investment securities	1,575,918	1,547,511	1,527,018
Deferred income tax benefits	—	—	427,367
Other real estate owned	171,882	413,373	420,162
Cash value of life insurance	4,782,258	5,024,964	—
Other assets	1,307,846	1,179,944	1,088,347

Total assets	$302,252,466	$279,406,206	$263,361,726

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$69,648,818	$59,061,977	$55,685,108
Interest-bearing	187,259,417	182,357,630	173,621,610

Total deposits	256,908,235	241,419,607	229,306,718
Short-term borrowings	6,601,920	837,074	882,408
Long-term borrowings	7,226,501	7,251,489	7,274,791
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155,000	5,155,000	5,155,000
Dividends payable	236,938	236,291	195,333
Accrued interest payable on deposits	67,099	111,398	155,174
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518
Deferred income tax liabilities	792,100	915,314	—
Other liabilities	1,145,527	1,519,129	2,359,199

Total liabilities	278,304,838	257,616,820	245,500,141

Commitments, contingencies and subsequent events
Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2003 1,689,281 shares; 2002 1,677,173 shares; 2001 1,663,560 shares	1,689,281	1,677,173	1,663,560
Surplus	10,861,986	10,637,578	10,390,511
Retained earnings	10,115,038	7,946,747	5,970,537
Accumulated other comprehensive income (loss), net of tax	1,281,323	1,527,888	(163,023)

Total stockholders’ equity	23,947,628	21,789,386	17,861,585

Total liabilities and stockholders’ equity	$302,252,466	$279,406,206	$263,361,726

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2003	2002	2001
Interest income on:
Loans, including fees	$11,344,040	$12,336,820	$13,173,325
U.S. Treasury securities	18,394	59,818	94,336
U.S. Government agency securities	1,954,437	2,457,585	2,347,049
State and municipal securities	1,749,556	1,206,798	738,330
Corporate trust preferred securities	356,740	341,094	310,484
Federal funds sold	51,141	93,735	286,176
Other	65,710	74,432	257,304

Total interest income	15,540,018	16,570,282	17,207,004

Interest expense on:
Deposits	3,276,093	4,212,826	5,527,610
Short-term borrowings	28,588	15,579	17,885
Long-term borrowings	425,613	427,297	436,817
Junior subordinated debentures	546,430	546,430	550,962

Total interest expense	4,276,724	5,202,132	6,533,274

Net interest income	11,263,294	11,368,150	10,673,730
Provision for credit losses	40,000	—	(150,000)

Net interest income after provision for credit losses	11,223,294	11,368,150	10,823,730

Other income:
Service charges on deposit accounts	924,709	917,816	860,681
Other fees and commissions	781,795	725,421	687,454
Gains on investment securities, net	218,579	52,880	273,003
Income on life insurance	364,330	24,964	—
Curtailment gain on post-retirement benefits plan amendment	—	763,644	—

Total other income	2,289,413	2,484,725	1,821,138

Other expenses:
Salaries and wages	4,133,621	4,165,994	4,083,115
Employee benefits	1,687,775	1,614,284	1,769,209
Occupancy	709,122	589,289	577,440
Furniture and equipment	821,747	854,059	889,924
Other expenses	2,395,428	2,733,221	3,012,405

Total other expenses	9,747,693	9,956,847	10,332,093

Income before income taxes	3,765,014	3,896,028	2,312,775
Federal and state income tax expense	687,940	1,084,945	587,539

Net income	$3,077,074	$2,811,083	$1,725,236

Basic and diluted earnings per share of common stock	$1.83	$1.68	$1.04

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2003	2002	2001
Net income	$3,077,074	$2,811,083	$1,725,236

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period (net of deferred taxes (benefits) 2003 ($70,722); 2002 $1,081,095; 2001 ($98,834))	(112,401)	1,718,218	(157,081)
Reclassification adjustment for gains included in net income (net of deferred taxes 2003 $84,415; 2002 $17,182; 2001 $99,907)	(134,164)	(27,307)	(158,786)

Total other comprehensive income (loss)	(246,565)	1,690,911	(315,867)

Comprehensive income	$2,830,509	$4,501,994	$1,409,369

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2003, 2002, and 2001

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders’
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity
Balances, December 31, 2000	1,110,049	$1,110,049	$10,373,549	$5,544,305	$152,844	$17,180,747
Net income	—	—	—	1,725,236	—	1,725,236
Shares repurchased and retired	(10,000)	(10,000)	(138,750)	—	—	(148,750)
Cash dividends, $.45 per share	—	—	—	(747,807)	—	(747,807)
Dividends reinvested under dividend reinvestment plan	12,314	12,314	155,712	—	—	168,026
Stock split effected in form of 50% stock dividend	551,197	551,197	—	(551,197)	—	—
Other comprehensive loss, net of tax	—	—	—	—	(315,867)	(315,867)

Balances, December 31, 2001	1,663,560	1,663,560	10,390,511	5,970,537	(163,023)	17,861,585

Net income	—	—	—	2,811,083	—	2,811,083
Cash dividends, $.50 per share	—	—	—	(834,873)	—	(834,873)
Dividends reinvested under dividend reinvestment plan	10,548	10,548	169,522	—	—	180,070
Shares issued under employee stock purchase plan	3,065	3,065	39,140	—	—	42,205
Vested stock options	—	—	38,405	—	—	38,405
Other comprehensive income, net of tax	—	—	—	—	1,690,911	1,690,911

Balances, December 31, 2002	1,677,173	1,677,173	10,637,578	7,946,747	1,527,888	21,789,386

Net income	—	—	—	3,077,074	—	3,077,074
Cash dividends, $.54 per share	—	—	—	(908,783)	—	(908,783)
Dividends reinvested under dividend reinvestment plan	8,758	8,758	187,702	—	—	196,460
Shares issued under employee stock purchase plan	3,350	3,350	42,779	—	—	46,129
Expired stock options	—	—	(6,073)	—	—	(6,073)
Other comprehensive loss, net of tax	—	—	—	—	(246,565)	(246,565)

Balances, December 31, 2003	1,689,281	$1,689,281	$10,861,986	$10,115,038	$1,281,323	$23,947,628

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2003	2002	2001
Cash flows from operating activities:
Net income	$3,077,074	$2,811,083	$1,725,236
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,503,805	1,241,007	805,988
Compensation (income) expense from vested stock options, net	(6,073)	38,405	—
Provision for credit losses	40,000	—	(150,000)
Losses on other real estate owned	6,491	6,789	63,986
Deferred income taxes (benefits), net	31,925	278,768	(101,691)
(Gains) losses on disposals of assets, net	(216,776)	14,429	(259,135)
Income on investment in life insurance	(364,330)	(24,964)	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(28,407)	(20,493)	154,201
Increase in other assets	(79,638)	(209,838)	(59,006)
Decrease in accrued interest payable	(44,299)	(43,776)	(35,460)
Decrease in other liabilities	(373,602)	(840,072)	(167,514)

Net cash provided by operating activities	3,546,170	3,251,338	1,976,605

Cash flows from investing activities:
Maturities of held to maturity mortgage-backed securities	3,119,394	3,179,978	3,303,672
Maturities of other held to maturity investment securities	499,732	6,134,713	10,961,629
Maturities of available for sale mortgage-backed securities	22,500,165	12,624,980	2,271,148
Maturities of other available for sale investment securities	718,025	2,044,232	5,237,023
Sales of available for sale debt securities	10,994,980	4,989,082	7,067,274
Purchases of available for sale mortgage-backed securities	(33,252,275)	(30,417,008)	(25,158,011)
Purchases of other available for sale investment securities	(16,928,577)	(16,085,767)	(23,434,008)
Purchase of FHLB stock	(193,200)	(50,900)	—
Maturity of certificate of deposit	100,000	—	—
Proceeds from life insurance	607,034	—	—
Purchase of life insurance contracts	—	(5,000,000)	—
(Increase) decrease in loans, net	(14,572,303)	6,282,506	(2,045,521)
Proceeds from sales of other real estate	235,000	—	—
Purchases of premises and equipment	(784,278)	(904,507)	(432,658)

Net cash used by investing activities	(26,956,303)	(17,202,691)	(22,229,452)

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	20,933,258	9,587,004	10,990,615
(Decrease) increase in time deposits, net	(5,444,630)	2,525,885	12,347,766
Increase (decrease) in short-term borrowings	5,764,846	(45,334)	394,430
Repayments of long-term borrowings	(24,988)	(23,302)	(21,732)
Cash dividends paid	(908,136)	(793,915)	(765,819)
Common stock dividends reinvested	196,460	180,070	168,026
Repurchase and retirement of common stock	—	—	(148,750)
Issuance of common stock	46,129	42,205	—

Net cash provided by financing activities	20,562,939	11,472,613	22,964,536

(Decrease) increase in cash and cash equivalents	(2,847,194)	(2,478,740)	2,711,689
Cash and cash equivalents, beginning of year	15,742,088	18,220,828	15,509,139

Cash and cash equivalents, end of year	$12,894,894	$15,742,088	$18,220,828

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2003	2002	2001
Supplementary Cash Flow Information:
Interest paid	$4,321,023	$5,245,908	$6,568,734
Income taxes paid	689,087	712,844	693,000
Total (decrease) increase in unrealized (depreciation) appreciation on available for sale securities	(401,702)	2,754,826	(514,610)

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

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of Glen Burnie Bancorp (“Bancorp or Company”) and its subsidiaries, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate. Intercompany balances and transactions have been eliminated. The Parent Only financial statements (see Note 22) of the Company account for the subsidiaries using the equity method of accounting.

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

Securities Available for Sale:

Marketable debt securities not classified as held to maturity are classified as available for sale. Securities available for sale may be sold in response to changes in interest rates, loan demand, changes in prepayment risk, and other factors. Changes in unrealized appreciation (depreciation) on securities available for sale are reported in other comprehensive income, net of tax. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. The gains and losses on securities sold are determined by the specific identification method. Premiums and discounts are recognized in interest income using the effective interest rate method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

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

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS No 5, Accounting for Contingencies, or SFAS No 114. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Reserve for Unfunded Commitments:

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

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. No loans were converted to OREO in 2003, 2002, or 2001. The Bank financed no sales of OREO for 2003, 2002, or 2001.

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

Intangible Assets:

A core deposit intangible asset of $544,652, relating to a branch acquisition, is being amortized on the straight-line method over 10 years. Accumulated amortization totaled $449,337, $394,872, and $340,407 at December 31, 2003, 2002, and 2001, respectively. Amortization expense totaled $54,465 for each of the years ended December 2003, 2002, and 2001.

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. As of December 31, 2003 and 2001, no long-lived assets existed which management considered impaired; however, in 2002 certain long-lived assets were deemed to be impaired (See Note 5).

Income Taxes:

The provision for Federal and state income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

Temporary differences which give rise to deferred tax benefits relate principally to deferred compensation and benefit plans, other real estate owned, net unrealized depreciation on investment securities available for sale, and reserve for unfunded commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, allowance for credit losses, accumulated securities discount accretion, and net unrealized appreciation on investment securities available for sale.

Credit Risk:

The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2003, the Bank had deposits and Federal funds sold with three separate financial institutions of approximately $613,000, $627,000, and $5,505,000.

Cash and Cash Equivalents:

The Bank has included cash and due from banks, interest-bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

Accounting for Stock Options:

The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed above, and has adopted the disclosure-only provisions of SFAS No.123.

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

Note 2. Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $4,901,000, $4,196,000, and $2,923,000 during the years ended December 31, 2003, 2002, and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agencies	$13,066,518	$382,806	$214,216	$13,235,108
State and municipal	42,941,347	1,342,191	74,432	44,209,106
Corporate trust preferred	5,025,537	495,725	1,419	5,519,843
Mortgage-backed	36,481,430	361,884	205,018	36,638,296

	$97,514,832	$2,582,606	$495,085	$99,602,353

Held to maturity:
U.S. Government agencies	$1,000,000	$48,293	$—	$1,048,293
State and municipal	682,817	66,133	—	748,950
Mortgage-backed	1,895,937	122,675	—	2,018,612

	$3,578,754	$237,101	$—	$3,815,855

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury	$499,497	$14,568	$—	$514,065
U.S. Government agencies	8,084,257	469,446	140,000	8,413,703
State and municipal	31,216,663	812,011	86,496	31,942,178
Corporate trust preferred	5,056,735	471,397	—	5,528,132
Mortgage-backed	37,311,301	948,303	—	38,259,604

	$82,168,453	$2,715,725	$226,496	$84,657,682

Held to maturity:
U.S. Government agencies	$1,499,692	$106,321	$—	$1,606,013
State and municipal	682,688	47,014	—	729,702
Mortgage-backed	5,019,989	259,998	—	5,279,987

	$7,202,369	$413,333	$—	$7,615,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury	$498,684	$25,066	$—	$523,750
U.S. Government agencies	7,504,660	13,859	9,688	7,508,831
State and municipal	19,976,500	137,505	313,434	19,800,571
Corporate trust preferred	4,819,930	126,842	9,958	4,936,814
Mortgage-backed	23,013,820	33,127	268,915	22,778,032

	$55,813,594	$336,399	$601,995	$55,547,998

Held to maturity:
U.S. Treasury	$749,498	$21,830	$—	$771,328
U.S. Government agencies	6,881,993	161,650	14,375	7,029,268
State and municipal	682,560	19,197	—	701,757
Mortgage-backed	8,202,872	183,604	7,378	8,379,098

	$16,516,923	$386,281	$21,753	$16,881,451

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 are as follows:

Securities available for sale:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$2,455,313	$44,216	$1,830,000	$170,000	$4,285,313	$214,216
State and Municipal	7,934,158	74,432	—	—	7,934,158	74,432
Corporate trust preferred	267,680	1,419	—	—	267,680	1,419
Mortgaged-backed	17,271,564	205,018	—	—	17,271,564	205,018

	$27,928,715	$325,085	$1,830,000	$170,000	$29,758,715	$495,085

For individual securities classified as available for sale, the Bank determines whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings (that is, accounted for as a realized loss). Management has determined that all unrealized loss positions as of December 31, 2003 are temporary unrealized losses that will not be realized upon maturities of the securities.

There are two preferred stock investments in the Federal Home Loan Mortgage Corporation, (Freddie Mac), that have been in an unrealized loss position for more than twelve months. Management’s evaluation of Freddie Mac indicates that this market valuation is not related to any credit risk concerning Freddie Mac but relates to changes in the interest rate environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

Contractual maturities of investment securities at December 31, 2003, 2002, and 2001 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2003	Cost	Value	Cost	Value
Due within one year	$1,145,360	$1,160,318	$1,000,000	$1,048,293
Due over one to five years	11,310,601	11,774,429	—	—
Due over five to ten years	17,628,071	17,797,250	—	—
Due over ten years	30,949,370	32,232,060	682,817	748,950
Mortgage-backed, due in monthly installments	36,481,430	36,638,296	1,895,937	2,018,612

	$97,514,832	$99,602,353	$3,578,754	$3,815,855

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2002	Cost	Value	Cost	Value
Due within one year	$579,445	$595,838	$—	$—
Due over one to five years	7,370,459	7,707,811	1,499,692	1,606,013
Due over five to ten years	5,762,134	6,085,881	—	—
Due over ten years	31,145,134	32,008,548	682,688	729,702
Mortgage-backed, due in monthly installments	37,311,281	38,259,604	5,019,989	5,279,987

	$82,168,453	$84,657,682	$7,202,369	$7,615,702

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2001	Cost	Value	Cost	Value
Due within one year	$—	$—	$1,669,481	$1,715,190
Due over one to five years	7,277,130	7,274,011	1,000,000	1,066,579
Due over five to ten years	4,195,187	4,126,922	499,625	534,375
Due over ten years	21,327,457	21,369,033	5,144,945	5,186,209
Mortgage-backed, due in monthly installments	23,013,820	22,778,032	8,202,872	8,379,098

	$55,813,594	$55,547,998	$16,516,923	$16,881,451

Proceeds from sales of available for sale securities prior to maturity totaled $10,994,980, $4,989,082, and $7,067,274 for the years ended December 31, 2003, 2002, and 2001, respectively. The Bank realized gains of $220,034 and losses of $1,455 on those sales for 2003. The Bank realized gains of $52,943 and losses of $63 on those sales for 2002. The Bank realized gains of $276,392 and losses of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

$3,389 on those sales for 2001. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax benefit (expense) relating to net gains/losses on sales of investment securities totaled ($84,415), ($20,422), and ($105,434) for the years ended December 31, 2003, 2002, and 2001, respectively.

Securities with amortized cost of approximately $1,000,000, $999,000, and $1,248,000 were pledged as collateral for short-term borrowings at December 31, 2003, 2002, and 2001, respectively.

The Bank has no derivative financial instruments required to be disclosed under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4. Loans

Major categories of loans are as follows:

	2003	2002	2001
Mortgage:
Residential	$64,470,867	$49,572,269	$44,293,130
Commercial	28,525,381	31,584,086	36,920,258
Construction and land development	3,112,105	2,337,489	2,355,395
Demand and time	6,113,311	5,374,283	5,082,790
Installment	73,824,338	72,780,383	79,642,436

	176,046,002	161,648,510	168,294,009
Unearned income on loans	(980,558)	(847,064)	(786,302)

	175,065,444	160,801,446	167,507,707
Allowance for credit losses	(2,246,395)	(2,514,700)	(2,938,455)

	$172,819,049	$158,286,746	$164,569,252

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $53,833,000, $52,795,000, and $59,308,000 of such loans at December 31, 2003, 2002, and 2001, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2003, 2002, and 2001, the amounts of such loans outstanding totaled $1,998,843, $1,244,758, and $1,194,860, respectively. During 2003, loan additions and repayments totaled $2,016,444 and $1,258,409, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The allowance for credit losses is as follows:

	2003	2002	2001
Balance, beginning of year	$2,514,700	$2,938,455	$3,384,815
Provision for credit losses	40,000	—	(150,000)
Recoveries	449,909	306,332	390,792
Loans charged off	(758,214)	(730,087)	(687,152)

Balance, end of year	$2,246,395	$2,514,700	$2,938,455

Loans on which the accrual of interest has been discontinued totaled $572,282, $571,057, and $601,120 at December 31, 2003, 2002, and 2001, respectively. Interest that would have been accrued under the terms of these loans totaled $56,882, $9,188, and $14,877 for the years ended December 31, 2003, 2002, and 2001, respectively.

Information regarding loans classified by the Bank as impaired is summarized as follows:

	2003	2002	2001
Loans classified as impaired	$425,458	$355,489	$443,874
Allowance for credit losses on impaired loans	154,923	109,310	117,271
Average balance of impaired loans	288,180	175,609	211,294
Following is a summary of cash receipts on impaired loans and how they were applied:
Cash receipts applied to reduce principal balance	$64,490	$19,381	$71,057
Cash receipts recognized as interest income	20,945	8,454	10,878

Total cash receipts	$85,435	$27,835	$81,935

No troubled debt restructurings transpired in 2003. All previous restructurings appear to be performing under the terms of the modified agreements.

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

No troubled debt restructurings transpired in 2001.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2003	2002	2001
Land		$684,977	$684,977	$684,977
Buildings	5-50 years	4,399,730	4,166,210	4,157,641
Equipment and fixtures	5-30 years	5,062,486	5,304,871	4,768,901
Construction in progress		282,341	622,587	17,954

		10,429,534	10,778,645	9,629,473
Accumulated depreciation		(6,209,722)	(6,012,629)	(5,742,842)

		$4,219,812	$4,766,016	$3,886,631

Construction in progress relates primarily to certain computer hardware and software upgrades in the main office.

Depreciation expense totaled $453,967, $508,301, and $573,674 for the years ended December 31, 2003, 2002, and 2001, respectively. Amortization of software and intangible assets totaled $205,461, $190,493, and $192,670 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Bank leases its South Crain Highway and Severna Park branches. Minimum lease obligations under the South Crain Highway branch are $71,800 per year through September 2004, adjusted annually by the CPI. Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2007. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $106,928, $117,929, and $110,612 for the years ended December 31, 2003, 2002, and 2001, respectively.

In the fourth quarter of 2002, the Board of Directors of the Company decided to close and relocate the existing Severna Park branch. At December 31, 2002, management determined that leasehold improvements made to this Severna Park branch, with a book value of $64,648, were impaired as prescribed by SFAS No. 144, and had no net realizable value, and recorded an asset impairment loss from continuing operations for this amount. The Bank also accrued approximately $77,000, as prescribed in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (See Note 21), relating to the estimated future lease and maintenance obligations. All expenses were included in other operating expenses for 2002 (see Note 14).

Note 6. Short-term borrowings

Short-term borrowings are as follows:

	2003	2002	2001
Notes payable - U.S. Treasury	$401,920	$837,074	$882,408
FHLB	6,200,000	—	—

	$6,601,920	$837,074	$882,408

Notes payable to the U.S. Treasury represents Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. This arrangement is secured by investment securities with an amortized cost of approximately $1,000,000, $999,000, and $998,000 at December 31, 2003, 2002, and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Short-term borrowings (continued)

The Bank owned 8,964 shares of common stock of the FHLB at December 31, 2003. The Bank is required to maintain an investment of .3% of total assets, adjusted annually. This investment was a condition for obtaining a variable rate, 1.15% at December 31, 2003, credit facility with the FHLB. The credit available under this facility is determined at 12% of the Bank’s total assets, or approximately $36,200,000 at December 31, 2003. Long-term advances totaled $7,000,000 under this credit arrangement at December 31, 2003 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio and by investment securities with amortized cost of approximately $0, $0, and $250,000 at December 31, 2003, 2002, and 2001, respectively. Average short-term borrowings under this facility approximated $1,555,000 and $233,000 for 2003 and 2002, respectively, with no short-term borrowings in 2001.

The Bank also has available $5,000,000 in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary. No outstanding borrowings existed under this credit arrangement at December 31, 2003, 2002, and 2001.

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2003	2002	2001
Federal Home Loan Bank of Atlanta, convertible advance	$7,000,000	$7,000,000	$7,000,000
Mortgage payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through October 2010, secured by real estate	226,501	251,489	274,791

	$7,226,501	$7,251,489	$7,274,791

The Federal Home Loan Bank of Atlanta convertible advance matures in September 2010, with interest at 5.84%, payable quarterly. The Federal Home Loan Bank of Atlanta has the option of converting the rate to a three-month LIBOR; however, if converted, the borrowing can be repaid without penalty. The proceeds of the convertible advance were used to purchase higher yielding investment securities.

At December 31, 2003, the scheduled maturities of long-term borrowings are approximately as follows:

2003
2004	$27,000
2005	29,000
2006	31,000
2007	33,000
2008	35,000
2009 and thereafter	7,072,000

$7,227,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Junior Subordinated Debentures owed to Unconsolidated Subsidiary Trust

The Bancorp sponsored a trust, Glen Burnie Statutory Trust I, of which 100% of the common equity is owned by the Company. The trust was formed for the purpose of issuing Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the debentures). The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable semi-annually at a 10.6% rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trust carry non-call provisions over the first 10 year period, and a declining 10 year premium call thereafter. Both the capital securities of the statutory trust and the junior subordinated debentures are scheduled to mature on September 7, 2030, unless called by the Bancorp not earlier than September 7, 2010.

In the third quarter of 2003, as a result of applying the provisions of FIN 46, governing when an equity interest should be consolidated, the Company was required to deconsolidate this subsidiary trust from its financial statements. The deconsolidation of the net assets and results of operations of the trust had no impact on the Company’s financial statements or liquidity position since the Company continues to be obligated to repay the debentures held by the trust and guarantees repayment of the capital securities issued by the trust. The consolidated debt obligation related to the trust is $5,155,000 of which $155,000 relates to the Bancorp’s common ownership interest in the trust.

The capital securities held by the trust qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trust will affect the qualification of the capital securities as Tier 1 capital for regulatory purposes. If it is later determined that the capital securities no longer qualify as Tier 1 capital, the effect may have a material impact on Tier 1 capital.

Note 9. Deposits

Major classifications of interest-bearing deposits are as follows:

	2003	2002	2001
NOW and SuperNOW	$28,400,505	$24,071,173	$22,395,703
Money Market	20,144,401	19,889,727	20,626,249
Savings	53,378,579	47,616,167	42,344,960
Certificates of Deposit, $100,000 or more	15,649,757	17,698,559	17,635,466
Other time deposits	69,686,175	73,082,004	70,619,232

	$187,259,417	$182,357,630	$173,621,610

Interest expense on deposits is as follows:

	2003	2002	2001
NOW and SuperNOW	$42,980	$64,644	$136,590
Money Market	104,546	186,059	356,798
Savings	241,429	431,320	613,088
Certificates of Deposit, $100,000 or more	584,996	684,691	750,434
Other time deposits	2,302,142	2,846,112	3,670,700

	$3,276,093	$4,212,826	$5,527,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits (continued)

At December 31, 2003, the scheduled maturities of time deposits are approximately as follows:

2003
2004	$47,148,000
2005	12,173,000
2006	9,779,000
2007	9,698,000
2008	5,150,000
2009 and thereafter	1,388,000

$85,336,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1,048,000, $1,058,000, and $526,000 at December 31, 2003, 2002, and 2001, respectively.

The Bank had no brokered deposits at December 31, 2003, 2002, and 2001.

Note 10. Income Taxes

The components of income tax expense for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Current:
Federal	$561,686	$739,995	$594,160
State	94,330	66,182	95,070

Total current	656,016	806,177	689,230

Deferred income taxes (benefits):
Federal	26,453	229,215	(70,871)
State	5,471	49,553	(30,820)

Total deferred	31,924	278,768	(101,691)

Income tax expense	$687,940	$1,084,945	$587,539

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Income before income taxes	$3,765,014	$3,896,028	$2,312,775

Taxes computed at Federal income tax rate	$1,280,105	$1,324,650	$786,344
Increase (decrease) resulting from:
Tax-exempt income	(693,992)	(408,130)	(248,386)
State income taxes, net of Federal income tax benefit	92,462	108,518	42,405
Other	9,365	59,907	7,176

Income tax expense	$687,940	$1,084,945	$587,539

Sources of deferred income taxes and the tax effects of each for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Depreciation	$10,037	$(33,128)	$(52,012)
Securities discount accretion	1,741	5,379	8,109
Provision for credit losses	(37,415)	(3,549)	52,185
Deferred compensation and pension benefit plans	25,186	310,066	(89,370)
Write-downs on other real estate owned	32,375	—	(22,912)
Alternative minimum tax credits	—	—	60,239
Reserve for unfunded commitments	—	—	(57,930)

Deferred income tax expense (benefit)	$31,924	$278,768	$(101,691)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

The components of the net deferred income tax benefits as of December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Deferred income tax benefits:
Accrued deferred compensation and benefit plan obligations	$80,173	$105,359	$415,425
Other real estate owned	—	32,375	32,375
Net unrealized depreciation on investment securities available for sale	—	—	102,573
Reserve for unfunded commitments	57,930	57,930	57,930

Total deferred income tax benefits	138,103	195,664	608,303

Deferred income tax liabilities:
Accumulated depreciation	71,052	61,016	94,144
Allowance for credit losses	8,235	45,650	49,199
Accumulated securities discount accretion	44,713	42,972	37,593
Net unrealized appreciation on investment securities available for sale	806,203	961,340	—

Total deferred income tax liabilities	930,203	1,110,978	180,936

Net deferred income tax (liabilities) benefits	$(792,100)	$(915,314)	$427,367

Management has determined that no valuation allowance is required as it is more likely than not that the net deferred income tax benefits will be fully realizable in future years.

Note 11. Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees. Contributions under this plan, made from the safe harbor accrual, totaled $188,995, $188,470, and $175,794 for the years ended December 31, 2003, 2002 and 2001, respectively. The Bank is also making additional contributions under this plan to certain employees whose retirement funds were negatively affected by the termination of a defined benefit pension plan. These additional contributions, included in employee benefit expense, totaled $76,189, $103,476, and $149,045 for the years ended December 31, 2003, 2002, and 2001, respectively. As of December 31, 2003, the Bank has accrued approximately $260,000 relating to the remaining safe harbor contributions and additional contributions to adversely affected employees.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan, included in employee benefit expense, totaled $362,978, $359,914, and $242,997 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 12. Post-Retirement Health Care Benefits

The Bank provides health care benefits to employees who retire at age 65 with five years of full time service immediately prior to retirement and two years of participation in the medical benefits plan. In 2001, the Bank amended the plan to include the current Board of Directors and their spouses and the spouses of current retirees. In the first quarter of 2002, the Bank again amended the plan so that all post-retirement healthcare benefits currently provided by the Bank to the above qualified participants will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Post-Retirement Health Care Benefits (continued)

terminate on December 31, 2006. This amendment to the plan resulted in a net curtailment gain of approximately $764,000 in the year ended December 31, 2002. The plan was funded only to the extent of the Bank’s monthly payments of insurance premiums, which totaled $87,538, $59,316, and $42,312 for the years ended December 31, 2003, 2002, and 2001, respectively.

The following table sets forth the financial status of the plan at December 31, 2003, 2002, and 2001:

	2003	2002	2001
Accumulated post-retirement benefit obligation:
Retirees	$261,119	$269,955	$503,823
Other active participants, fully eligible	—	—	79,954
Other active participants, not fully eligible	—	—	1,023,038

	261,119	269,955	1,606,815
Unrecognized net (loss) gain	(53,526)	2,857	31,712
Unrecognized transition obligation	—	—	(434,186)
Unrecognized past service cost	—	—	(128,666)

Accrued post-retirement benefit cost	$207,593	$272,812	$1,075,675

Net post-retirement benefit expense for the years ended December 31, 2003, 2002, and 2001 includes the following:

	2003	2002	2001
Service cost	$—	$—	$135,368
Interest cost	21,280	20,096	100,651
Amortization of unrecognized transition obligation	—	—	33,399
Amortization of net gain	1,039	—	—
Amortization of past service cost	—	—	4,304

Net post-retirement benefit expense	$22,319	$20,096	$273,722

Assumptions used in the accounting for net post-retirement benefit expense were as follows:

	2003	2002	2001
Health care cost trend rate	5.0%	5.0%	5.0%
Discount rate	6.5%	6.5%	6.5%

If the assumed health cost trend rate were increased 6% for 2003, 2002, and 2001, the total of the service and interest cost components of net periodic post-retirement health care benefit cost would increase by $294, $369, and $46,848 for the years ended December 31, 2003, 2002, and 2001, respectively, and the accumulated post-retirement benefit obligation would increase to $22,613, $20,465, and $320,570 as of December 31, 2003, 2002, and 2001, respectively.

Note 13. Other Benefit Plans

During the fourth quarter of 2002, the Bank purchased life insurance contracts on several officers and is the sole owner and beneficiary of the policies. Cash value totaled $4,782,258 and $5,024,964 at December 31, 2003 and 2002, respectively. Income on their insurance investment totaled $364,330 and $24,964 for 2003 and 2002, respectively, including a gain of approximately $117,000 attributable to the death of its Executive Vice President during 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Other Benefit Plans (continued)

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

Note 14. Other Operating Expenses

Other operating expenses include the following:

	2003	2002	2001
Professional services	$475,565	$533,194	$605,952
Stationery, printing and supplies	221,453	226,127	260,863
Postage and delivery	216,410	256,080	262,759
FDIC assessment	37,852	38,015	37,696
Directors fees and expenses	134,020	142,762	128,101
Marketing	197,768	212,470	244,838
Data processing	158,365	144,580	154,980
Correspondent bank services	77,833	76,508	74,533
Telephone	135,588	142,703	138,220
Liability insurance	98,945	116,121	93,608
Losses and expenses on real estate owned (OREO)	21,544	7,157	73,455
Asset impairment losses on branch closures and related exit expenses (see Note 5)	—	141,647	—
Provision for losses on unfunded credit related commitments with off-balance sheet risk	—	—	150,000
Other ATM expense	201,614	151,654	163,471
Other	418,471	544,203	623,929

	$2,395,428	$2,733,221	$3,012,405

Note 15. Litigation Charges

In 2001 the Company incurred a non-recurring expense of $70,000 relating to the settlement of a legal claim.

Note 16. Repurchase and Retirement of Company Common Stock

During 1998, the Company was pursued by another competing financial institution (the institution) in a hostile take-over attempt. In November 1998, the Company reached an agreement with the institution to repurchase 213,168 shares of its common stock, or approximately 19.5% of its then outstanding shares, for an aggregate purchase price of $5,580,764. In conjunction with the redemption agreement, the Company and the institution also entered into a standstill agreement through November 2008. Under the standstill agreement, the Company made payments over four years totaling $675,510.

For the years ended December 31, 2003, 2002, and 2001, the Company made payments totaling $0, $131,378, and $131,378, respectively, relating to the standstill agreement. These payments are included in other expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Commitments and Contingencies

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2003	2002	2001
Loan commitments:
Construction and land development	$—	$357,000	$250,000
Other mortgage loans	2,082,250	3,422,912	5,456,022

	$2,082,250	$3,779,912	$5,706,022

Unused lines of credit:
Home-equity lines	$4,668,479	$4,288,833	$3,775,941
Commercial lines	8,500,927	9,272,579	7,272,045
Unsecured consumer lines	982,715	841,400	862,555

	$14,152,121	$14,402,812	$11,910,541

Letters of credit:	$772,731	$891,549	$1,257,361

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2003, the Bank has accrued $ 150,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. Retained earnings from which dividends may not be paid without prior approval totaled approximately $4,993,000, $3,462,000, and $2,469,000 at December 31, 2003, 2002, and 2001, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Stock repurchase program:

In December 2000, the Company instituted a Stock Repurchase Program. Under the program, the Company could spend up to $250,000 to repurchase its outstanding stock. The repurchases could be made from time to time at a price not to exceed $10.667 per share. During 2001, the Company repurchased 15,000 shares at an average price of $9.917 (adjusted for stock splits and stock dividends). This program was terminated by the Company in December 2001.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. The Bank applies APB No. 25 and related Interpretations in accounting for this plan. Net compensation cost (benefit) of ($6,073), $38,405, and $0 have been recognized in the accompanying consolidated financial statements in 2003, 2002, and 2001, respectively. If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

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

		Grant
	Shares	Price
Outstanding December 31, 2000	—
Outstanding December 31, 2001	—
Granted on May 17, 2002, expiring August 13, 2003	7,765	$13.77
Exercised	(3,065)
Expired	(145)	$13.77

Outstanding December 31, 2002	4,555
Exercised	(3,350)	$13.77
Expired	(1,205)	$13.77

Outstanding December 31, 2003	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity (continued)

At December 31, 2003 shares of common stock reserved for issuance under the plan totaled 35,147.

The Board of Directors may suspend or discontinue the plan at its discretion.

In January 2004, the Company authorized issuance of options to purchase up to 19,200 shares of common stock at $20.70 under this plan. All unexercised options expire December 2004.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2003, 2002, and 2001, shares of common stock purchased under the plan totaled 8,758, 10,548, and 12,314, respectively. At December 31, 2003, shares of common stock reserved for issuance under the plan totaled 134,933.

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

There was no activity under this plan for the years ended December 31, 2003, 2002, and 2001.

At December 31, 2003, shares of common stock reserved for issuance under the plan totaled 181,666.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2003, 2002, and 2001, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity (continued)

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

As discussed in Note 8, the capital securities held by the Glen Burnie Statutory Trust I qualifies as Tier 1 capital for the Company under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trust will affect the qualification of the capital securities as Tier 1 capital for regulatory purposes. If it is later determined that the capital securities no longer qualify as Tier 1 capital, the effect of such a change may be material.

A comparison of capital as of December 31, 2003, 2002, and 2001 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Capital (to Risk Weighted Assets)
Company	$30,110,000	15.8%	$15,255,225	8.0%	N/A
Bank	29,674,000	15.6%	15,217,000	8.0%	$19,022,000	10.0%
Tier I Capital (to Risk Weighted Assets)
Company	27,726,000	14.5%	7,628,000	4.0%	N/A
Bank	27,296,000	14.4%	7,609,000	4.0%	11,413,000	6.0%
Tier I Capital (to Average Assets)
Company	27,726,000	9.3%	11,990,000	4.0%	N/A
Bank	27,296,000	9.1%	11,972,000	4.0%	14,965,000	5.0%
As of December 31, 2002
Total Capital (to Risk Weighted Assets)
Company	$27,523,000	15.3%	$14,410,000	8.0%	N/A
Bank	26,949,000	15.0%	14,363,000	8.0%	$17,954,000	10.0%
Tier I Capital (to Risk Weighted Assets)
Company	25,266,000	14.0%	7,209,000	4.0%	N/A
Bank	24,699,000	13.8%	7,185,000	4.0%	10,778,000	6.0%
Tier I Capital (to Average Assets)
Company	25,266,000	9.1%	11,143,000	4.0%	N/A
Bank	24,699,000	8.9%	11,126,000	4.0%	13,907,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total Capital (to Risk Weighted Assets)
Company	$25,254,000	13.9%	$14,514,000	8.0%	N/A
Bank	24,361,000	13.5%	14,458,000	8.0%	$18,072,000	10.0%
Tier I Capital (to Risk Weighted Assets)
Company	22,976,000	12.7%	7,254,000	4.0%	N/A
Bank	22,092,000	12.2%	7,226,000	4.0%	10,838,000	6.0%
Tier I Capital (to Average Assets)
Company	22,976,000	8.8%	10,456,000	4.0%	N/A
Bank	22,092,000	8.5%	10,421,000	4.0%	13,026,000	5.0%

Note 19. Earnings Per Common Share

Earnings per common share are calculated as follows:

	2003		2002		2001
Basic:
Net income	$	3,077,074	$	2,811,083	$1,725,236
Weighted average common shares outstanding		1,682,235		1,668,335	1,656,904
Basic net income per share	$	1.83	$	1.68	$1.04
Diluted:
Net income			$	2,811,083
Weighted average common shares outstanding				1,668,335
Dilutive effect of stock options				2,820

Average common shares outstanding — diluted				1,671,155
Diluted net income per share			$	1.68

Diluted earnings per share calculations were not required for 2003 and 2001 as there were no options outstanding at December 31, 2003 and 2001.

In December 2003, the Company approved a stock split in the form of a 20% stock dividend, effective for January 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Fair Values of Financial Instruments

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair value and the related carrying values of the Company’s financial instruments are as follows:

	2003		2002		2001
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$11,119,791	$11,119,791	$11,297,175	$11,297,175	$10,888,085	$10,888,085
Interest-bearing deposits in other financial institutions	57,192	57,192	41,335	41,335	1,879,444	1,879,444
Federal funds sold	1,717,911	1,717,911	4,403,578	4,403,578	5,453,299	5,453,299
Certificates of deposit in other financial institutions	—	—	100,000	100,000	100,000	100,000
Investment securities available for sale	99,602,353	99,602,353	84,657,682	84,657,682	55,547,998	55,547,998
Investment securities held to maturity	3,578,754	3,815,855	7,202,369	7,615,702	16,516,923	16,881,451
Federal Home Loan Bank Stock	896,400	896,400	703,200	703,200	652,300	652,300
Common stock-Statutory Trust I	155,000	155,000	155,000	155,000	155,000	155,000
Ground rents	248,300	248,300	249,900	249,900	249,900	249,900
Loans, less allowance for credit losses	172,819,049	172,820,000	158,286,746	158,290,000	164,569,252	164,570,000
Accrued interest receivable	1,575,918	1,575,918	1,547,511	1,547,511	1,527,018	1,527,018
Financial liabilities:
Deposits	256,908,235	256,910,000	241,419,607	241,420,000	229,306,718	231,692,000
Short-term borrowings	6,601,920	6,601,920	837,074	837,074	882,408	882,408
Long-term borrowings	7,226,501	7,226,501	7,251,489	7,251,489	7,274,791	7,274,791
Dividends payable	236,938	236,938	236,291	236,291	195,333	195,333
Accrued interest payable	67,099	67,099	111,398	111,398	155,174	155,174
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518	171,518	171,518	171,518
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155,000	5,155,000	5,155,000	5,155,000	5,155,000	5,155,000
Unrecognized financial instruments:
Commitments to extend credit	16,234,371	16,234,371	18,182,724	18,182,724	17,616,563	17,466,563
Standby letters of credit	772,731	772,731	891,549	891,549	1,257,361	1,257,361

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

Note 21. Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretations No. 46 (FIN 46), Consolidation of Variable Interest Entities, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

During the third quarter of 2003, the Company applied the provisions of FIN 46 to a wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of a wholly-owned subsidiary trust. See Note 8 for further discussion of this trust and the Company’s related obligations.

In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

Management continues to evaluate the applicability of FIN 46. Management does not believe that the application of FIN 46 will have an impact on financial condition, results of operations, or liquidity. The Federal Reserve Board is currently evaluating the impact on Tier 1 capital.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have an impact on financial condition, the results of operations, or liquidity, as the Company and Bank does not have derivative or hedging instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Recently Issued Accounting Pronouncements (continued)

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2003.

In March 2003, the SEC issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company’s historical or future performance, financial position, or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. Management does not believe it has used any non-GAAP financial measure in this report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets
December 31,	2003	2002	2001
Assets
Cash	$268,893	$397,118	$512,981
Investment in The Bank of Glen Burnie	28,672,564	26,376,359	22,133,607
Investment in GBB Properties, Inc.	257,023	251,012	244,920
Investment in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Due from subsidiaries	26,658	34,484	104,384
Other assets	137,182	141,361	232,544

Total assets	$29,517,320	$27,355,334	$23,383,436

Liabilities and Stockholders’ Equity
Dividends payable	$236,938	$236,291	$195,333
Accrued interest payable on borrowed funds	171,518	171,518	171,518
Other liabilities	6,236	3,139	—
Borrowed funds from subsidiary	5,155,000	5,155,000	5,155,000

Total liabilities	5,569,692	5,565,948	5,521,851

Stockholders’ equity:
Common stock	1,689,281	1,677,173	1,663,560
Surplus	10,861,986	10,637,578	10,390,511
Retained earnings	10,115,038	7,946,747	5,970,537
Accumulated other comprehensive income (loss), net of taxes (benefits)	1,281,323	1,527,888	(163,023)

Total stockholders’ equity	23,947,628	21,789,386	17,861,585

Total liabilities and stockholders’ equity	$29,517,320	$27,355,334	$23,383,436

The borrowed funds from subsidiary balance represents the junior subordinated debt securities payable to the wholly-owned subsidiary trust that was deconsolidated as a result of applying the provisions of FIN 46. The Company continues to guarantee the capital securities issued by the trust, which totaled $5,000,000 at December 31, 2003. (See Notes 8 and 21 for further discussions on FIN 46).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Parent Company Financial Information (continued)

Statements of Income
Years Ended December 31,	2003	2002	2001
Dividends and distributions from subsidiaries	$880,000	$720,000	$1,750,000
Other income	16,430	16,430	16,430
Standstill agreement expense	—	(131,378)	(131,378)
Interest expense on junior subordinated debentures	(546,430)	(546,430)	(550,962)
Other expenses	(52,896)	(36,642)	(42,156)

Income before income tax benefit and equity in undistributed net income of subsidiaries	297,104	21,980	1,041,934
Income tax benefit	225,115	269,575	240,739
Change in undistributed net income of subsidiaries	2,554,855	2,519,528	442,563

Net income	$3,077,074	$2,811,083	$1,725,236

Statements of Cash Flows
Years Ended December 31,	2003	2002	2001
Cash flows from operating activities:
Net income	$3,077,074	$2,811,083	$1,725,236
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	4,179	91,183	(82,544)
Decrease in due from subsidiaries	7,826	69,900	94,095
Decrease in due to subsidiaries	—	—	(150,000)
Increase in accrued interest payable	—	—	4,532
Increase in other liabilities	3,097	3,139	—
Change in undistributed net income of subsidiaries	(2,554,855)	(2,519,528)	(442,563)

Net cash provided by operating activities	537,321	455,777	1,148,756

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	196,460	180,070	168,026
Proceeds from issuance of common stock	46,130	42,205	—
Repurchase and retirement of common stock	—	—	(148,750)
Dividends paid	(908,136)	(793,915)	(765,819)

Net cash used in financing activities	(665,546)	(571,640)	(746,543)

(Decrease) increase in cash	(128,225)	(115,863)	402,213
Cash, beginning of year	397,118	512,981	110,768

Cash, end of year	$268,893	$397,118	$512,981

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2003
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31
Interest income	$3,955	$3,864	$3,909	$3,812
Interest expense	970	1,051	1,112	1,144
Net interest income	2,985	2,813	2,797	2,668
Provision for credit losses	30	10	—	—
Net securities gains	49	63	15	92
Income before income taxes	1,124	1,033	855	753
Net income	849	839	733	656
Net income per share (basic and diluted)	$0.50	$0.50	$0.44	$0.39

2002
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31
Interest income	$4,021	$4,250	$4,178	$4,121
Interest expense	1,248	1,302	1,284	1,368
Net interest income	2,773	2,948	2,894	2,753
Provision for credit losses	—	—	—	—
Net securities gains	5	42	2	4
Income before income taxes	775	918	762	1,441
Net income	545	691	587	988
Net income per share (basic and diluted)	$0.33	$0.41	$0.35	$0.59

2001
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31
Interest income	$4,316	$4,297	$4,303	$4,291
Interest expense	1,564	1,627	1,598	1,744
Net interest income	2,752	2,670	2,705	2,547
Provision for credit losses	(150)	—	—	—
Net securities gains	89	137	29	18
Income before income taxes	404	825	485	599
Net income	330	586	377	432
Net income per share (basic and diluted)	$0.20	$0.35	$0.23	$0.26