Form 10-Q
period 2004-03-31
GLEN BURNIE BANCORP
filed 2004-04-30
CIK 890066

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2004

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

At April 23, 2004, the number of shares outstanding of the registrant's common stock was 2,030,461.

                                TABLE OF CONTENTS




Part I - Financial Information                                             Page
                                                                           ----

         Item 1.  Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets,
                  March 31, 2004 (unaudited) and
                  December 31, 2003 (audited)                                3

                  Condensed Consolidated Statements of
                  Income for the Three Months Ended
                  March 31, 2004 and 2003 (unaudited)                        4

                  Condensed Consolidated Statements of
                  Comprehensive Income for the Three Months
                  Ended March 31, 2004 and 2003 (unaudited)                  5

                  Condensed Consolidated Statements of
                  Cash Flows for the Three Months Ended
                  March 31, 2004 and 2003 (unaudited)                        6

                  Notes to Unaudited Condensed Consolidated
                  Financial Statements                                       7

         Item 2.  Management's Discussion and Analysis of
         -------  Financial Condition and Results of Operations              8

         Item 3.  Quantitative And Qualitative Disclosure                   13
         -------  About Market Risk

         Item 4.  Controls and Procedures                                   13
         -------



Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                          14
         -------

                  Signatures                                                15

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                     March 31, 2004   December 31, 2003
                                                                                     --------------   -----------------
                                     ASSETS                                           (unaudited)         (audited)
                                                                                                             ----


Cash and due from banks                                                                 $11,855             $11,120
Interest-bearing deposits in other financial institutions                                   411                  57
Federal funds sold                                                                        4,872               1,718
                                                                                        -------             -------
       Cash and cash equivalents                                                         17,138              12,895
Investment securities available for sale, at fair value                                  91,602              99,602
Investment securities held to maturity, at cost
   (fair value March 31: $3,631;  December 31: $3,816)                                    3,403               3,579
Federal Home Loan Bank stock, at cost                                                       973                 896
Maryland Financial Bank stock, at cost                                                      100                   -
Common Stock in the Glen Burnie Statutory Trust I                                           155                 155
Loans, less allowance for credit losses
   (March 31: $2,279; December 31: $2,247)                                              173,128             172,819
Premises and equipment, at cost, less accumulated depreciation                            4,114               4,220
Other real estate owned                                                                     170                 172
Cash value of life insurance                                                              4,833               4,782
Other assets                                                                              2,746               3,132
                                                                                       --------            --------
                   Total assets                                                        $298,362            $302,252
                                                                                       ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits                                                                               $258,817            $256,908
Short-term borrowings                                                                       196               6,602
Long-term borrowings                                                                      7,220               7,227
Junior subordinated debentures owed to unconsolidated subsidiary trust                    5,155               5,155
Other liabilities                                                                         2,117               2,413
                                                                                       --------            --------
                  Total liabilities                                                     273,505             278,305
                                                                                       --------            --------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
   Issued and outstanding: March 31: 2,030,459 shares;
   December 31: 1,689,281 shares                                                          2,030               1,689
Surplus                                                                                  10,966              10,862
Retained earnings                                                                        10,293              10,115
Accumulated other comprehensive income, net of tax                                        1,568               1,281
                                                                                       --------            --------
                   Total stockholders' equity                                            24,857              23,947
                                                                                       --------            --------
                   Total liabilities and stockholders' equity                          $298,362            $302,252
                                                                                       ========            ========


     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                 Three Months Ended March 31,
                                                                     2004            2003
                                                                     ----            ----
Interest income on:
   Loans, including fees                                            $2,741          $2,819
   U.S. Treasury and U.S. Government agency securities                 555             487
   State and municipal securities                                      465             375
   Other                                                               120             131
                                                                    ------          ------
       Total interest income                                         3,881           3,812
                                                                    ------          ------

Interest expense on:
   Deposits                                                            669             899
   Short-term borrowings                                                25               1
   Long-term borrowings                                                108             108
   Junior subordinated debentures                                      136             136
                                                                    ------          ------
       Total interest expense                                          938           1,144
                                                                    ------          ------

          Net interest income                                        2,943           2,668

Provision for credit losses                                            140               0
                                                                    ------          ------
          Net interest income after provision for credit losses      2,803           2,668
                                                                    ------          ------
Other income:
   Service charges on deposit accounts                                 258             258
   Other fees and commissions                                          151             142
   Other non-interest income                                             3               2
   Income on life insurance                                             51              66
   Gains on investment securities                                      230              92
                                                                    ------          ------
       Total other income                                              693             560
                                                                    ------          ------

Other expenses:
   Salaries and employee benefits                                    1,514           1,465
   Occupancy                                                           174             212
   Other expenses                                                      896             798
                                                                    ------          ------
       Total other expenses                                          2,584           2,475
                                                                    ------          ------

Income before income taxes                                             912             753

Income tax expense                                                     171              97
                                                                    ------          ------

Net income                                                            $741            $656
                                                                     =====           =====
Basic and diluted earnings per share of common stock                 $0.37           $0.33
                                                                     =====           =====

Weighted average shares of common stock outstanding              2,027,464       2,014,608
                                                                 =========       =========
Dividends declared per share of common stock                         $0.11           $0.08
                                                                     =====           =====

     See accompanying notes to condensed consolidated financial statements.


                      GLEN BURNIE BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004        2003
                                                         ----        ----

Net income                                               $741        $656


Other comprehensive income (loss), net of tax

   Unrealized gains (losses) securities:

     Unrealized holding gains (losses) arising
     during period                                        428        (124)


     Reclassification adjustment for gains
     included in net income                              (141)        (56)
                                                         ----        ----

Comprehensive income                                   $1,028        $476
                                                       ======        ====



     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                            2004              2003
                                                                                            ----              ----
Cash flows from operating activities:
Net income                                                                                  $741              $656
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization, and accretion                                                 290                10
   Compensation expense from vested stock options                                             29                 0
   Provision for credit losses                                                               140                 0
   Gains on disposals of assets, net                                                        (230)              (92)
    Income on investment in life insurance                                                   (51)              (66)
   Changes in assets and liabilities:
      Decrease in other assets                                                               189               372
      Decrease in other liabilities                                                         (233)             (630)
                                                                                         -------           -------

Net cash provided by operating activities                                                    875               250
                                                                                         -------           -------

Cash flows from investing activities:
    Maturities of available for sale mortgage-backed securities                            1,351             7,146
    Proceeds from disposals of investment securities                                       7,397             4,232
    Purchases of investment securities                                                         0           (16,458)
    Purchases of Federal Home Loan Bank stock                                                (77)             (193)
    Purchase of MD Financial Bank stock                                                     (100)                0
    (Increase) decrease in loans, net                                                       (449)              437
    Purchases of premises and equipment                                                      (40)             (320)
                                                                                         -------           -------

Net cash provided (used) by investing activities                                           8,082            (5,156)
                                                                                         -------           -------

Cash flows from financing activities:
    Increase in deposits, net                                                              1,909            11,380
    Decrease in short-term borrowings                                                     (6,406)             (733)
    Repayment of long-term borrowings                                                         (7)               (6)
    Dividends paid                                                                          (288)             (279)
    Issuance of common stock                                                                  29                 0
    Common stock dividends reinvested                                                         49                43
                                                                                         -------           -------

Net cash (used) provided by financing activities                                          (4,714)           10,405
                                                                                         -------           -------

Increase in cash and cash equivalents                                                      4,243             5,499

Cash and cash equivalents, beginning of year                                              12,895            15,742
                                                                                         -------           -------

Cash and cash equivalents, end of period                                                 $17,138           $21,241
                                                                                         =======           =======


     See accompanying notes to condensed consolidated financial statements.

                      GLEN BURNIE BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2004 and 2003.

          Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - EARNINGS PER SHARE

          Information for net income per share and weighted average shares outstanding for prior periods have been restated to reflect 337,267 shares of common stock issued in a 20% stock dividend paid in January, 2004.

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

                                                                 Three Months Ended        Three Months Ended
                                                                   March 31, 2004            March 31, 2003
                                                                   --------------            --------------
    Diluted:
      Net income                                                      $  741,000                $  656,000
      Weighted average common shares outstanding                       2,027,464                 2,014,608
      Dilutive effect of stock options                                     5,398                     4,555
                                                                      ----------                ----------
      Average common shares outstanding - diluted                      2,032,862                 2,019,163
      Diluted net income per share                                         $0.37                     $0.33


NOTE 3 - EMPLOYEE STOCK PURCHASE BENEFIT PLANS

          The Company has an employee stock purchase compensation plan. The Bank applies Accounting Principles Board Opinion ("APB") No. 25 and related Interpretations in accounting for this plan. Compensation cost of $29,000 has been recognized in the first quarter of 2004. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

         During the first quarter of 2004, the Board of Directors finalized additional options to be granted under this plan at $20.70 per share for a period of 11 months, expiring December, 2004. As of March 31, 2004, 7,944 options had been granted under this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

          During the first quarter of 2004, the Company had several favorable operating trends continue. Most significantly, first quarter net income grew from $656,000 in 2003 to $741,000 in 2004, a 12.95% increase. The primary reasons for the increase were the continuing rebound in net interest income which improved from $2,668,000 in the first quarter of 2003 to $2,943,000 in the first quarter of 2004, combined with an increase in securities gains, which rose from $92,000 in the first quarter of 2003 to $230,000 in the first quarter of 2004. The proceeds from the 2004 securities sales were primarily used to reduce the Company's short term borrowings and our interest rate sensitivity in the expected rising interest rate environment.

FORWARD-LOOKING STATEMENTS

          When used in this discussion and elsewhere in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

          The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

          General. Glen Burnie Bancorp, a Maryland corporation (the "Company"), and its subsidiaries, The Bank of Glen Burnie (the "Bank") and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $741,000 ($0.37 basic and diluted earnings per share) for the first quarter of 2004, compared to first quarter 2003 consolidated net income of $656,000 ($0.33 basic and diluted earnings per share). All historic earnings per share figures have been adjusted to reflect the Company's stock dividend paid on January 16, 2004.

          Net Interest Income. The Company's consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2004 was $2,943,000 compared to $2,668,000 for the same period in 2003, an increase of $275,000 (10.30%) for the three-month period. This increase was primarily attributable to an increase in investment income on U.S. Government Agency securities and state and municipal securities and a decrease in the interest paid on deposits, partially offset by a decrease in interest income on loans.

          Interest income increased $69,000 (1.81%) for the three months ended March 31, 2004, compared to the same period in 2003, primarily due to an increase in interest income on U.S. Government Agency securities and state and municipal securities, partially offset by a decline in interest income on loans.

          Interest expense declined $206,000 (18.0%) for the three months ended March 31, 2004 compared to the 2003 period, principally due to a decline in the interest paid on deposits and partially offset by an increase in the interest paid on short term borrowings.

          Net interest margins for the three months ended March 31, 2004 was 4.65%, compared to tax equivalent net interest margins of 4.53% for the three months ended March 31, 2003. The increase in net interest margins for the three months ended March 31, 2004 was primarily due to a decline on interest rates paid on deposits.

          Provision For Credit Losses. The Company made an additional provision of $140,000 during the three month period ended March 31, 2004 and no additional provision for credit losses during the three month period ended March 31, 2003. As of March 31, 2004, the allowance for credit losses equaled 375.45% of non-accrual and past due loans compared to 385.42% at December 31, 2003 and 309.90% at March 31, 2003. During the three month period ended March 31, 2004, the Company recorded net charge-offs of $108,000, compared to net charge-offs of $135,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2004 period represent 0.25% of the average loan portfolio.

          Other Income. Other income increased from $560,000 for the three month period ended March 31, 2003, to $693,000 for the corresponding 2004 period, a $133,000 (23.75%) increase. The increase in other income for the 2004 period was primarily due to the additional gains realized on investment securities combined with an increase in other fees and commissions, partially offset by a decline in income on bank owned life insurance.

          Other Expense. Other expense increased from $2,475,000 for the three month period ended March 31, 2003, to $2,584,000 for the corresponding 2004 period, a $109,000 (4.40%) increase. The increase was due to an increase in salaries and employee benefits and other expenses, partially offset by a decline in occupancy expenses.

          Income Taxes. During the three months ended March 31, 2004, the Company recorded income tax expense of $171,000, compared to an income tax expense of $97,000 for the corresponding period of the prior year. The increase in income tax expenses is primarily due to additional gains realized on investment securities. The Company's effective tax rate for the three month period in 2004 was 19%, compared to 13% for the prior year period.

FINANCIAL CONDITION

          General. The Company's assets declined to $298,362,000 at March 31, 2004 from $302,252,000 at December 31, 2003, primarily due to sales and maturities of investment securities and applying the proceeds to reduce outstanding borrowings and increase cash and cash equivalents. Management believes that this move will improve our ability to respond to changes in the interest rate environment. The Bank's net loans totaled $173,128,000 at March 31, 2004, compared to $172,819,000 at December 31, 2003, an increase of $309,000
(0.18%), primarily attributable to an increase in mortgage and indirect loans, offset by a decrease in mortgage participation loans.

          The Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $95,005,000 at March 31, 2004, a $8,176,000 (7.92%) decrease from $103,181,000 at December 31, 2003. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2004, totaled $17,138,000, an increase of $4,243,000 (32.90%) from the December 31, 2003 total of $12,895,000. The aggregate market value of investment securities held by the Bank as of March 31, 2004 was $95,233,000 compared to $103,418,000 as of December 31, 2003, a
$8,185,000 (7.91%) decrease.

          Deposits as of March 31, 2004 totaled $258,817,000, which is an increase of $1,909,000 (0.74%) from $256,908,000 at December 31, 2003. Demand deposits as of March 31, 2004 totaled $72,191,000 which is an increase of $2,542,000 (3.65%) from $69,649,000 at December 31, 2003. NOW accounts as of
March 31, 2004 totaled  $25,390,000  which is a decrease of $3,011,000  (10.60%)
from $28,401,000 at December 31, 2003. Money market accounts as of March 31, 2004 totaled $21,873,000 which is an increase of $1,729,000 (8.58%), from
$20,144,000 at December 31, 2003. Savings deposits as of March 31, 2004 totaled $55,381,000 an increase of $2,002,000 (3.75%) from $53,379,000 at December 31,
2003. Certificates of deposit over $100,000 totaled $15,590,000 on March 31, 2004, a decrease of $60,000 (0.38%) from $15,650,000 at December 31, 2003. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $67,933,000 on March 31, 2004, a $1,753,000 (2.52%) decrease from the $69,686,000 total at December 31, 2003.

          Asset Quality. The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.


                                                                            At March 31,      At December 31,
                                                                                2004                2003
                                                                                ----                ----
                                                                                 (Dollars in Thousands)

Restructured loans                                                              $ 97                $  0
                                                                                ====                ====

Non-accrual loans:
   Real estate - mortgage:
     Residential                                                                $131                $ 34
     Commercial                                                                  263                 265
   Real estate - construction                                                      0                   0
   Installment                                                                   163                 250
   Credit card & related                                                           0                   0
   Commercial                                                                     46                  23
                                                                                ----                ----

       Total non-accrual loans                                                   603                 572
                                                                                ----                ----

Accruing loans past due 90 days or more: Real estate - mortgage:
     Residential                                                                   1                   5
     Commercial                                                                    0                   0
   Real estate - construction                                                      3                   6
   Installment                                                                     0                   0
   Credit card & related                                                           0                   0
   Commercial                                                                      0                   0
   Other                                                                           0                   0
                                                                                ----                ----

       Total accruing loans past due 90 days or more                               4                  11
                                                                                ----                ----

       Total non-accrual and past due loans                                     $607                $583
                                                                                ====                ====

Non-accrual and past due loans to gross loans                                   0.35%               0.33%
                                                                               =====               =====

Allowance for credit losses to non-accrual and past due loans                 375.45%             385.42%
                                                                              ======              ======


          At March 31, 2004, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

          Transactions in the allowance for credit losses for the three months ended March 31, 2004 and 2003 were as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          2004          2003
                                                          ----          ----
                                                        (Dollars in Thousands)

Beginning balance                                        $2,247        $2,515

Charge-offs                                                (214)         (223)
Recoveries                                                  106            88
                                                         ------        ------
Net charge-offs

(108) (135)
Provisions charged to operations                            140             0
                                                         ------        ------
Ending balance                                           $2,279        $2,380
                                                         ======        ======

Average loans                                          $173,107      $157,764
Net charge offs to average loans (annualized)              0.25%         0.34%


          Reserve for Unfunded Commitments. As of March 31, 2004, the Bank had outstanding commitments totaling $16,462,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank's reserve for unfunded commitments arising from these transactions:

                                                          Three Months Ended
                                                               March 31,
                                                          2004          2003
                                                          ----          ----
                                                        (Dollars in Thousands)

Beginning balance                                         $150          $150

Provisions charged to operations                             0             0
                                                          ----          ----
Ending balance                                            $150          $150
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

          The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of March 31, 2004, the Bank has accrued $150,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

          Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2004.

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

          The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank's cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2004, totaled $17,138,000, an increase of $4,243,000 (32.9%) from the December 31, 2003 total of $12,895,000.

          As of March 31, 2004, the Bank was permitted to draw on a $36,500,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans. As of March 31, 2004, a $7.0 million long-term convertible advance was outstanding under this line. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of March 31, 2004, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

          The Company's stockholders' equity increased $910,000 (3.80%) during the three months ended March 31, 2004, due to earnings and an increase in accumulated other comprehensive income, offset by a dividend distribution. The Company's accumulated other comprehensive income, net of tax increased by $287,000 (22.40%) from $1,281,000 at December 31, 2003 to $1,568,000 at March
31, 2004, as a result of an increase in unrealized holding gains on available for sale investment securities. Retained earnings increased by $178,000 (1.76%) as the result of the Company's earnings for the quarter offset by dividends and a 6 for 5 stock dividend in January 2004. In addition, $49,000 was transferred to stockholders' equity in consideration for shares to be issued under the Company's dividend reinvestment plan in lieu of cash dividends.

          The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. At March 31, 2004, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.16%, a Tier 1 risk-based capital ratio of 14.60% and a total risk-based capital ratio of 15.85%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The Company's accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company's estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company's financial statements, including the identification of the variables most important in the estimation process:

          Allowance for Credit Losses. The Bank's allowance for credit losses is determined based upon estimates that can and do change when the actual events occur, including historical losses as an indicator of future losses, fair market value of collateral, and various general or industry or geographic specific economic events. The use of these estimates and values is inherently subjective and the actual losses could be greater or less than the estimates. For further information regarding the Bank's allowance for credit losses, see "Allowance for Credit Losses", above.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

Exhibit No.
-----------

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Form 8-A filed December 27, 1999, File No. 0-24047)
3.2 Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003, File No. 0-24047)
3.3 Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4 By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003, File No. 0-24047)
4.1 Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit
          4.1 to Amendment No. 1 to the Registrant's Form 8-A filed December 27, 1999, File No. 0-24047)
10.1 Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No.33-62280)
10.2 The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 333-46943)
10.3 Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
10.4 The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)
31.1      Rule 15d-14(a) Certification of Chief Executive Officer
31.2      Rule 15d-14(a) Certification of Chief Financial Officer
32        Section 1350 Certifications
99        Press Release issued April 29, 2004

(b)       Reports on Form 8-K:

          On January 28, 2004, the Registrant filed a Current Report of Form 8-K furnishing, under Item 12, the Registrant's January 26, 2004 earnings release with respect to the Registrant's fiscal year and quarter ended December 31, 2003.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GLEN BURNIE BANCORP
                                            (Registrant)


Date: April 30, 2004                       By:   /s/ F. William Kuethe, Jr.
                                              ----------------------------------
                                              F. William Kuethe, Jr.
                                              President, Chief Executive Officer


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



Date: April 30, 2004                           /s/ F. William Kuethe, Jr.
                                            ------------------------------------
                                            F. William Kuethe, Jr.
                                            Chief Executive Officer

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


Date: April 30, 2004                          /s/ John E. Porter
                                            ------------------------------------
                                            John E. Porter
                                            Chief Financial Officer

                                                                    EXHIBIT 32.1
                                                                    ------------



                           SECTION 1350 CERTIFICATIONS


          In connection with the Quarterly Report of Glen Burnie Bancorp (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company for the periods reflected therein.



Date: April 30, 2004                           /s/ F. William Kuethe, Jr.
                                            ------------------------------------
                                            F. William Kuethe, Jr.
                                            President, Chief Executive Officer


                                               /s/ John E. Porter
                                            ------------------------------------
                                            John E. Porter
                                            Chief Financial Officer

                                                                      EXHIBIT 99
                                                                      ----------

FOR IMMEDIATE RELEASE
---------------------


Contact: Alison Tavik
         410-768-8857 (office)
         410-608-5581 (cell)
         adtavik@bogb.net


                    GLEN BURNIE BANCORP RELEASES 1Q EARNINGS
              Bancorp reports $741,000 net income for first quarter


Highlights

          o    12.95% increase in net income

          o    12.12% increase in basic earnings per share

          o    18% decline in interest expense

          o    4.65% net interest margin


GLEN BURNIE, MD (April 29, 2004) - Glen Burnie Bancorp (NASDAQ: GLBZ), parent company of The Bank of Glen Burnie, today announced results for the first quarter.

The company realized net income of $741,000 (+12.95%) or $.37 (+12.12%) basic earnings per share in the quarter ended March 31, 2004. The company reported net income of $656,000 or $.33 basic earnings per share for the same three-month period in 2003. The 2003 basic earnings per share figure has been adjusted to reflect the 20% stock dividend paid on January 16, 2004.

"We are off to a strong start," said President & CEO F. William Kuethe, Jr. "Interest income rose slightly while interest expense declined by $206,000, an 18% decrease from the same period last year. Our 2004 first quarter net interest margin rose to 4.65% compared with 4.53% for the same period in 2003."

The company had an increase in securities gains which rose from $92,000 in the first quarter of 2003 to $203,000 for the same period in 2004. "Indications strongly point to a rising interest rate environment," Kuethe stated. "Proceeds from securities sales were primarily used to reduce short-term borrowing and interest rate sensitivity."

In March 2004, The Bank of Glen Burnie enhanced its Internet banking service to include Internet bill payment. Registered users can make individual or recurring payments to any business or vendor in the United States through the bank's third party vendor, iPay, LLC. Payments are made electronically or by check, with no additional fee charged for payments made by check. Special features include the ability to send money to friends or family and the ability to access more than one funding account.

"Our customers are really pleased with this product," said Senior Vice President of Operations Thomas Cooper. "Its versatility has great appeal to users at all skill levels."

The Bank of Glen Burnie has received the 5-Star Superior Rating from BAUER FINANCIAL Reports, Inc., the nation's leading independent bank research firm for the past six consecutive semi-annual periods. This distinction denotes the highest level of strength, safety and performance measured by Bauer and is based on factors such as capitalization, liquidity, loan delinquency rate and historical performance.

The company paid its 46th consecutive dividend on April 5, 2004 to shareholders of record at the close of business on March 24, 2004. Glen Burnie Bancorp will host its Annual Meeting of Stockholders on Thursday, May 13th at La Fontaine Bleu in Glen Burnie, Maryland. Registration opens at 1:30 p.m. and the meeting will begin at 2 p.m.

Glen Burnie Bancorp, parent company to The Bank of Glen Burnie, (www.thebankofglenburnie.com) maintains assets totaling approximately $300 million. The Bank of Glen Burnie is a locally-owned community bank with seven branches serving Anne Arundel County.

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

                      Glen Burnie Bancorp and Subsidiaries
                      Condensed Consolidated Balance Sheet
                (dollars in thousands, except per share amounts)

                                                                                            (unaudited)
                                                                                               March          December
                                                                                              31, 2004        31, 2003
                                                                                           -------------------------------
                           Assets

Cash and due from banks                                                                        $11,855         $11,120
Interest bearing deposits                                                                          411              57
Federal funds sold                                                                               4,872           1,718
Investment securities                                                                           95,005         103,181
Common Stock in the Glen Burnie Statutory Trust I                                                  155             155
Loans, net of allowance                                                                        173,128         172,819
Premises and equipment at cost, net of accumulated depreciation                                  4,114           4,220
Other real estate owned                                                                            170             172
Other assets                                                                                     8,652           8,810
--------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                        $298,362        $302,252
==========================================================================================================================


              Liabilities and Stockholders' Equity

          Liabilities:
Deposits                                                                                      $258,817        $256,908
Short-term borrowings                                                                              196           6,602
Long-term borrowings                                                                             7,220           7,227
Guaranteed preferred beneficial interests in Glen Burnie
   Bancorp junior subordinated debentures                                                        5,155           5,155
Other liabilities                                                                                2,117           2,413
--------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                   $273,505        $278,305
--------------------------------------------------------------------------------------------------------------------------


          Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares;
     issued and outstanding March 31, 2004 2,030,459 shares;
     December 31, 2003   1,689,281 shares                                                       $2,030          $1,689
Surplus                                                                                         10,966          10,862
Retained earnings                                                                               10,293          10,115
Accumulated other comprehensive income                                                           1,568           1,281

--------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                           $24,857         $23,947
--------------------------------------------------------------------------------------------------------------------------

          Total liabilities and stockholders' equity                                          $298,362        $302,252
==========================================================================================================================

                      Glen Burnie Bancorp and Subsidiaries
                  Condensed Consolidated Statements of Income
                (dollars in thousands, except per share amounts)

                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                           -------------------------------
                                                                                                 2004            2003
                                                                                           -------------------------------

Interest income on
   Loans, including fees                                                                        $2,741          $2,819
   U.S. Treasury and U.S. Government agency securities                                             555             487
   State and municipal securities                                                                  465             375
   Other                                                                                           120             131
--------------------------------------------------------------------------------------------------------------------------
          Total interest income                                                                  3,881           3,812
--------------------------------------------------------------------------------------------------------------------------

Interest expense on
   Deposits                                                                                        669             899
   Junior subordinated debentures                                                                  136             136
   Long-term borrowings                                                                            108             108
   Short-term borrowings                                                                            25               1
--------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                                   938           1,144
--------------------------------------------------------------------------------------------------------------------------

          Net interest income                                                                    2,943           2,668

Provision for credit losses                                                                        140               0

--------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for credit losses                                  2,803           2,668
--------------------------------------------------------------------------------------------------------------------------

Other income
   Service charges on deposit accounts                                                             224             258
   Other fees and commissions                                                                      185             142
   Other non-interest income                                                                         3               2
   Income on life insurance                                                                         51              66
   Gains on investment securities                                                                  230              92
--------------------------------------------------------------------------------------------------------------------------
          Total other income                                                                       693             560
--------------------------------------------------------------------------------------------------------------------------

Other expenses
   Salaries and employee benefits                                                                1,514           1,465
   Occupancy                                                                                       174             212
   Other expenses                                                                                  896             798
--------------------------------------------------------------------------------------------------------------------------
          Total other expenses                                                                   2,584           2,475
--------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                         912             753

Income tax expense (benefit)                                                                       171              97
--------------------------------------------------------------------------------------------------------------------------

Net income                                                                                        $741            $656
==========================================================================================================================

Net income per share of common stock                                                             $0.37           $0.33
==========================================================================================================================

Weighted-average shares of common stock outstanding                                          2,027,464       2,014,608
==========================================================================================================================