Form 10-Q
period 2004-06-30
GLEN BURNIE BANCORP
filed 2004-07-30
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24047

GLEN BURNIE BANCORP
(Exact name of registrant as specified in its charter)

Maryland	52-1782444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Crain Highway, S.E.
Glen Burnie, Maryland	21061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 766-3300
Inapplicable
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

At July 29, 2004, the number of shares outstanding of the registrant’s common stock was 2,032,803.

TABLE OF CONTENTS
Part I - Financial Information

		Page
Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets,
	June 30, 2004 (unaudited) and December 31, 2003 (audited)	3

	Condensed Consolidated Statements of Income for the Three and
	Six Months Ended June 30, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive (Loss)
	Income for the Three and Six Months Ended June 30, 2004
	and 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2004 and 2003 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

	Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS	June 30, 2004 (unaudited)	December 31, 2003 (audited)

Cash and due from banks	$11,037	$11,120
Interest-bearing deposits in other financial institutions	54	57
Federal funds sold	1,876	1,718

Cash and cash equivalents	12,967	12,895
Investment securities available for sale, at fair value	99,285	99,602
Investment securities held to maturity, at cost (fair value June 30: $3,342; December 31: $3,816)	3,187	3,579
Federal Home Loan Bank stock, at cost	973	896
Maryland Financial Bank stock, at cost	100	-
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(June 30: $2,323; December 31: $2,247)	179,591	172,819
Premises and equipment, at cost, less accumulated depreciation	3,994	4,220
Other real estate owned	168	172
Cash value of life insurance	4,885	4,782
Other assets	3,010	3,132

Total assets	$308,315	$302,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$264,446	$256,908
Short-term borrowings	6,465	6,602
Long-term borrowings	7,213	7,227
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,356	2,413

Total liabilities	284,635	278,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
Issued and outstanding: June 30: 2,032,803 shares;
December 31: 1,689,281 shares	2,033	1,689
Surplus	11,013	10,862
Retained earnings	10,776	10,115
Accumulated other comprehensive (loss) income, net of tax	(142)	1,281

Total stockholders’ equity	23,680	23,947

Total liabilities and stockholders’ equity	$308,315	$302,252

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Interest income on:
Loans, including fees	$2,709	$2,830	$5,450	$5,649
U.S. Treasury and U.S. Government agency securities	535	526	1,090	1,013
State and municipal securities	451	435	916	810
Other	112	118	232	249

Total interest income	3,807	3,909	7,688	7,721

Interest expense on:
Deposits	639	864	1,308	1,763
Short-term borrowings	2	1	27	2
Long-term borrowings	107	110	215	218
Junior subordinated debentures	137	137	273	273

Total interest expense	885	1,112	1,823	2,256

Net interest income	2,922	2,797	5,865	5,465

Provision for credit losses	60	0	200	0

Net interest income after provision for credit losses	2,862	2,797	5,665	5,465

Other income:
Service charges on deposit accounts	258	249	516	507
Other fees and commissions	181	168	332	311
Other non-interest income	1	3	4	5
Income on life insurance	51	68	102	133
Gains on investment securities	39	15	269	107

Total other income	530	503	1,223	1,063

Other expenses:
Salaries and employee benefits	1,517	1,483	3,031	2,948
Occupancy	165	164	339	376
Other expenses	827	798	1,723	1,596

Total other expenses	2,509	2,445	5,093	4,920

Income before income taxes	883	855	1,795	1,608

Income tax expense	177	122	348	219

Net income	$706	$733	$1,447	$1,389

Basic and diluted earnings per share of common stock	$0.35	$0.36	$0.71	$0.69

Weighted average shares of common stock outstanding	2,030,640	2,017,537	2,029,043	2,016,073

Dividends declared per share of common stock	$0.11	$0.10	$0.22	$0.20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$706	$733	$1,447	$1,389

Other comprehensive income (loss), net of tax

Unrealized gains (losses) securities:
Unrealized holding gains (losses) arising during period	(1,686)	873	(1,258)	703
Reclassification adjustment for gains included in net income	(24)	(56)	(165)	(66)

Comprehensive (loss) income	($1,004)	$1,550	$24	$2,026

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net income	$1,447	$1,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	468	157
Compensation expense from vested stock options	29	0
Provision for credit losses	200	0
Gains on disposals of assets, net	(269)	(88)
Income on investment in life insurance	(103)	(133)
Changes in assets and liabilities:
Decrease (increase) in other assets	1,057	(245)
Decrease in other liabilities	(994)	(91)

Net cash provided by operating activities	1,835	989

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	3,518	14,762
Proceeds from disposals of investment securities	9,566	5,562
Purchases of investment securities	(14,571)	(33,530)
Purchases of Federal Home Loan Bank stock	(77)	(193)
Purchase of MD Financial Bank stock	(100)	0
Increase in loans, net	(6,972)	(3,559)
Proceeds from sale of other real estate	0	220
Purchases of premises and equipment	(131)	(469)

Net cash used by investing activities	(8,767)	(17,207)

Cash flows from financing activities:
Increase in deposits, net	7,538	14,882
(Decrease) increase in short-term borrowings	(137)	976
Repayment of long-term borrowings	(14)	(12)
Dividends paid	(511)	(481)
Issuance of common stock	29	18
Common stock dividends reinvested	99	86

Net cash provided by financing activities	7,004	15,469

Increase (decrease) in cash and cash equivalents	72	(749)

Cash and cash equivalents, beginning of year	12,895	15,742

Cash and cash equivalents, end of period	$12,967	$14,993

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2004 and 2003.

Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Diluted:
Net income	$706,000	$733,000	$1,447,000	$1,389,000
Weighted average common shares outstanding	2,030,640	2,017,537	2,029,043	2,016,073
Dilutive effect of stock options	922	3,190	836	3,190

Average common shares outstanding - diluted	2,031,562	2,020,727	2,029,879	2,019,263
Diluted net income per share	$0.35	$0.36	$0.71	$0.69

NOTE 3 – EMPLOYEE STOCK PURCHASE BENEFIT PLANS

The Company has an employee stock purchase compensation plan. The Bank applies Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for this plan. Compensation cost of $29,000 has been recognized in 2004. If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

During the first quarter of 2004, the Board of Directors finalized additional options to be granted under this plan at $20.70 per share for a period of 11 months, expiring December, 2004. The Company granted 7,944 options under this plan of which 1,409 options have been exercised as of June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the second quarter of 2004, the Company had several favorable operating trends continue. Most significantly, net interest income before provisions for credit losses grew from $2,797,000 in 2003 to $2,922,000 in 2004, a 4.47% increase. Interest income and interest expense continued to decline despite increases in loans and deposits due to a declining interest rate environment. In addition, the Company realized increases in other income relating to service charges on deposit accounts, other fees and commissions, other non-interest income and gains on investment securities. The Company realized net income of $706,000 for the quarter in 2004 compared to $733,000 for the quarter in 2003, a 3.68% decrease, primarily due to an increase in income tax expense recognized for the 2004 period. The increase in the effective income tax rate was due to a decline in tax exempt income on life insurance and some U.S. Government agency securities, as the investment portfolio has shifted from securities exempt from state income taxes to mortgage backed securities, subject to state income taxes. In accordance with regulatory requirements, the Company reports accumulated other comprehensive income or loss in its financial statements. Accumulated other comprehensive income or loss consists of the Company’s net income, adjusted for unrealized gains or losses on the Bank’s portfolio of investment securities. Accumulated other comprehensive (loss) income, net of tax, decreased by $1,423,000 for the six month period to ($142,000) due to a decrease in unrealized holding gains on available for sale securities at June 30, 2004.

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $706,000 ($0.35 basic and diluted earnings per share) for the second quarter of 2004, compared to second quarter 2003 consolidated net income of $733,000 ($0.36 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to increases in provision for loan loss, income tax expense and other expense combined with a decrease in interest income on loans, partially offset by an increase in other income and a decrease in interest expense on deposits. Year-to-date consolidated net income for the six months ended June 30, 2004 was $1,447,000 ($0.71 basic and diluted earnings per share), compared to $1,389,000 ($0.69 basic and diluted earnings per share) for the six months ended June 30, 2003. The increase for the six month period was primarily due to a decrease in interest expense on deposits and an increase in gains on investment securities. This was partially offset by increases in provision for loan losses, income tax expense, and other expenses. All historic earnings per share figures have been adjusted to reflect the Company’s stock dividend paid on January 16, 2004.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2004 was $2,922,000 and $5,865,000, respectively, compared to $2,797,000 and $5,465,000 for the same respective periods in 2003, an increase of $125,000 (4.47%) for the three-month period and an increase of $400,000 (7.32%) for the six-month period. These increases were primarily attributable to a decrease in interest expense on deposits, partially offset by a decrease in interest income on loans.

Interest income decreased $102,000 (2.61%) for the three months ended June 30, 2004 and decreased $33,000 (0.43%) for the six months ended June 30, 2004, compared to the same periods in 2003, primarily due to a decrease in interest income on loans, partially offset by an increase in interest on U.S. Government agency securities and state and municipal securities.

Interest expense decreased $227,000 (20.41%) for the three months ended June 30, 2004 and declined $433,000 (19.19%) for the six months ended June 30, 2004, compared to the same 2003 periods, principally due to a decline in the interest expense on deposits for the three month period and a decline in interest expense on deposits, partially offset by an increase in short-term borrowings for the six month period.

Net interest margins for the three and six months ended June 30, 2004 were 4.62% and 4.64%, compared to tax equivalent net interest margins of 4.57% and 4.55% for the three and six months ended June 30, 2003. The increase in net interest margins for the three and six months ended June 30, 2004 were primarily due to a decline in interest rates paid on deposits.

Provision For Credit Losses. The Company made an additional provision of $60,000 and $200,000 during the three and six month periods ended June 30, 2004, and no additional provision for credit losses during the three and six month period ended June 30, 2003. As of June 30, 2004, the allowance for credit losses equaled 372.28% of non-accrual and past due loans compared to 385.42% at December 31, 2003 and 343.68% at June 30, 2003. During the three and six month periods ended June 30, 2004, the Company recorded net charge-offs of $16,000 and $124,000, respectively, compared to net charge-offs of $43,000 and $178,000, respectively, during the corresponding periods of the prior year. On an annualized basis, net charge-offs for the 2004 period represent 0.14% of the average loan portfolio.

Other Income. Other income increased from $503,000 for the three month period ended June 30, 2003, to $530,000 for the corresponding 2004 period, a $27,000 (5.37%) increase. For the six month period, other income increased from $1,063,000 at June 30, 2003 to $1,223,000 at June 30, 2004, a $160,000 (15%) increase. The increase in other income for the three month period was primarily due to an increase in service charges on deposits, other fees and commissions and gains on investments. The increase in other income for the six month period was primarily due to a gain on investment securities, which was partially offset by a decline in income on life insurance. The decline in life insurance was due to a decrease in asset value as a result of a death benefit payout in 2003.

Other Expense. Other expense increased from $2,445,000 for the three month period ended June 30, 2003, to $2,509,000 for the corresponding 2004 period, a $64,000 (2.62%) increase. For the six month period, other expenses increased from $4,920,000 at June 30, 2003 to $5,093,000 at June 30, 2004, an increase of $173,000 (3.52%). The increase for the three month period was due primarily to increases in salaries and employee benefits and other expenses. The increase for the six month period was due to increases in salaries and employee benefits and other expenses, offset by a decrease in occupancy expense. The increase in salaries and benefits for the six month period was due to an accrual for the Employee Stock Purchase Plan and an overall increase in 2004 salaries due to pay raises. Other expenses primarily increased in all accounts with large increases in ATM expense, education, stationary and office supplies and other professional fees accounting for approximately two thirds of the increase for the six month period ended June 30, 2004. The decrease in occupancy expense for the six month period ended June 30, 2004 was due to a decrease in maintenance and repairs on buildings and a decrease in other occupancy expense. Part of this decrease in 2004 was due to expenses incurred in 2003 for the relocation of the Severna Park branch and snow removal done at the various branches because of a harsher winter in the beginning of 2003.

Income Taxes. During the three and six months ended June 30, 2004, the Company recorded income tax expense of $177,000 and $348,000, respectively, compared to an income tax expense of $122,000 and $219,000, respectively, for the corresponding periods of the prior year. The increase in income tax expenses for the three month period is primarily due to additional gains realized on investment securities and a decline in tax exempt earnings on life insurance and some U.S. Government agency securities, as the investment portfolio has shifted from securities exempt from state income taxes to mortgage backed securities, subject to state income taxes. The increase in income tax expenses for the six month period is primarily due to the additional realized gains on investment securities. The Company’s effective tax rate for the three and six month periods in 2004 were 20.05% and 19.39%, respectively, compared to 14.27% and 13.62%, respectively, for the prior year periods.

FINANCIAL CONDITION

General. The Company’s assets increased to $308,315,000 at June 30, 2004 from $302,252,000 at December 31, 2003, primarily due to an increase in the loan portfolio. The Bank’s net loans totaled $179,591,000 at June 30, 2004, compared to $172,819,000 at December 31, 2003, an increase of $6,772,000 (3.92%), primarily attributable to increases in refinances of one-four family homes, commercial construction and indirect loans.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $102,472,000 at June 30, 2004, a $709,000 (0.69%) decrease from $103,181,000 at December 31, 2003. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2004, totaled $12,967,000, an increase of $72,000 (0.56%) from the December 31, 2003 total of $12,895,000. The aggregate market value of investment securities held by the Bank as of June 30, 2004 was $102,627,000 compared to $103,418,000 as of December 31, 2003, a $791,000 (0.76%) decrease.

Deposits as of June 30, 2004 totaled $264,446,000, which is an increase of $7,538,000 (2.93%) from $256,908,000 at December 31, 2003. Demand deposits as of June 30, 2004 totaled $73,241,000 which is an increase of $3,592,000 (5.16%) from $69,649,000 at December 31, 2003. NOW accounts as of June 30, 2004 totaled $28,711,000 which is an increase of $310,000 (1.09%) from $28,401,000 at December 31, 2003. Money market accounts as of June 30, 2004 totaled $21,376,000 which is an increase of $1,232,000 (6.12%), from $20,144,000 at December 31, 2003. Savings deposits as of June 30, 2004 totaled $56,165,000 an increase of $2,786,000 (5.22%) from $53,379,000 at December 31, 2003. Certificates of deposit over $100,000 totaled $16,278,000 on June 30, 2004, an increase of $628,000 (4.01%) from $15,650,000 at December 31, 2003. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $67,931,000 on June 30, 2004, a $1,755,000 (2.52%) decrease from the $69,686,000 total at December 31, 2003.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At June 30, 2004	At December 31, 2003

	(Dollars in Thousands)
Restructured loans	$0	$0

Non-accrual loans:
Real estate – mortgage:
Residential	$128	$34
Commercial	261	265
Real estate – construction	0	0
Installment	208	250
Credit card & related	0	0
Commercial	16	23

Total non-accrual loans	613	572

Accruing loans past due 90 days or more:
Real estate – mortgage:
Residential	2	5
Commercial	0	0
Real estate – construction	6	6
Installment	3	0
Credit card & related	0	0
Commercial	0	0
Other	0	0

Total accruing loans past due 90 days or more	11	11

Total non-accrual and past due loans	$624	$583

Non-accrual and past due loans to gross loans	0.34%	0.33%

Allowance for credit losses to non-accrual and past due loans	372.28%	385.42%

At June 30, 2004, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2004 and 2003 were as follows:

	Six Months Ended June 30,
	2004	2003

	(Dollars in Thousands)

Beginning balance	$2,247	$2,515

Charge-offs	(339)	(405)
Recoveries	215	227

Net charge-offs	(124)	(178)
Provisions charged to operations	200	0

Ending balance	$2,323	$2,337

Average loans	$174,170	$158,956
Net charge offs to average loans (annualized)	0.14%	0.22%

Reserve for Unfunded Commitments. As of June 30, 2004, the Bank had outstanding commitments totaling $16,459,194. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2004	2003

	(Dollars in Thousands)

Beginning balance	$150	$150

Provisions charged to operations	0	0

Ending balance	$150	$150

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of June 30, 2004, the Bank has accrued $150,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2004.

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2004, totaled $12,967,000, an increase of $72,000 (0.56%) from the December 31, 2003 total of $12,895,000.

As of June 30, 2004, the Bank was permitted to draw on a $36,900,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of June 30, 2004, a $7.0 million long-term convertible advance was outstanding and a short-term variable rate advance of $6,100,000 was outstanding. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of June 30, 2004, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity decreased $267,000 (1.11%) during the six months ended June 30, 2004, due to a decrease in accumulated other comprehensive (loss) income, partially offset by increases in retained earnings and surplus. The Company’s accumulated other comprehensive (loss) income, net of tax decreased by $1,423,000 (111.09%) from $1,281,000 at December 31, 2003 to ($142,000) at June 30, 2004, as a result of a decrease in unrealized holding gains on available for sale securities. Retained earnings increased by $661,000 (6.53%) as the result of the Company’s earnings for the six months, offset by dividends and a 6 for 5 stock dividend in January 2004. In addition, $99,466 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2004, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.38%, a Tier 1 risk-based capital ratio of 14.49% and a total risk-based capital ratio of 15.74%.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

Allowance for Credit Losses. The Bank’s allowance for credit losses is determined based upon estimates that can and do change when the actual events occur, including historical losses as an indicator of future losses, fair market value of collateral, and various general or industry or geographic specific economic events.  The use of these estimates and values is inherently subjective and the actual losses could be greater or less than the estimates.  For further information regarding the Bank’s allowance for credit losses, see “Allowance for Credit Losses”, above.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 13, 2004, the Company held its Annual Meeting of Stockholders. The matters submitted to the stockholders for a vote were: (i) the election of four directors; and (ii) the authorization to select an outside auditing firm for the Company’s fiscal year ending December 31, 2004. The nominees submitted for election as directors were F. William Kuethe, Jr., Thomas Clocker, William N. Scherer, Sr. and Karen B. Thorwarth.

At the Meeting, at least 1,694,858 shares were voted in favor of each nominee, no more than 155,034 shares were voted to withhold approval of any director. As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified. Directors not up for re-election and continuing in office after the Meeting are: John E. Demyan, F. W. Kuethe, III, Mary Lou Wilcox, Charles L. Hein, Alan E. Hahn, Shirley E. Boyer, and Charles Lynch, Jr.

At the Meeting, the Company was authorized to select an outside auditing firm, with 1,847,217 shares voting in favor of the measure, 626 shares voting to withhold authorization, and 2,112 shares abstaining.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
99	Press Release issued July 29, 2004

(b)   Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: July 30, 2004	By:	/s/ F. William Kuethe, Jr.
F. William Kuethe, Jr.
President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

