Form 10-Q
period 2004-09-30
GLEN BURNIE BANCORP
filed 2004-10-29
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ___ No   X

At October 25, 2004, the number of shares outstanding of the registrant’s common stock was 2,032,803.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, September 30, 2004
	(unaudited) and December 31, 2003 (audited)	3

	Condensed Consolidated Statements of Income for the Three and
	Nine Months Ended September 30, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2004 and 2003 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	14

Part II - Other Information

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS	September 30, 2004 (unaudited)	December 31, 2003 (audited)
Cash and due from banks	$10,284	$11,120
Interest-bearing deposits in other financial institutions	81	57
Federal funds sold	1,129	1,718
Cash and cash equivalents	11,494	12,895
Investment securities available for sale, at fair value	92,537	99,602
Investment securities held to maturity, at cost (fair value September 30: $2,804; December 31: $3,816)	2,649	3,579
Federal Home Loan Bank stock, at cost	973	896
Maryland Financial Bank stock, at cost	100	-
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(September 30: $2,456; December 31: $2,247)	183,532	172,819
Premises and equipment, at cost, less accumulated depreciation	3,970	4,220
Other real estate owned	166	172
Cash value of life insurance	4,937	4,782
Other assets	2,931	3,132
Total assets	$303,444	$302,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$262,746	$256,908
Short-term borrowings	400	6,602
Long-term borrowings	7,207	7,227
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	2,334	2,413
Total liabilities	277,842	278,305

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
Issued and outstanding: September 30: 2,035,324 shares;
December 31: 1,689,281 shares	2,035	1,689
Surplus	11,065	10,862
Retained earnings	11,298	10,115
Accumulated other comprehensive income, net of tax	1,204	1,281
Total stockholders’ equity	25,602	23,947
Total liabilities and stockholders’ equity	$303,444	$302,252

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income on:
Loans, including fees	$2,922	$2,852	$8,372	$8,501
U.S. Treasury and U.S. Government agency securities	593	427	1,683	1,440
State and municipal securities	441	470	1,357	1,280
Other	109	115	341	364
Total interest income	4,065	3,864	11,753	11,585

Interest expense on:
Deposits	655	804	1,963	2,567
Short-term borrowings	28	1	55	3
Long-term borrowings	108	109	323	327
Junior subordinated debentures	137	137	410	410
Total interest expense	928	1,051	2,751	3,307

Net interest income	3,137	2,813	9,002	8,278

Provision for credit losses	140	10	340	10

Net interest income after provision for credit losses	2,997	2,803	8,662	8,268

Other income:
Service charges on deposit accounts	264	255	780	762
Other fees and commissions	189	183	521	494
Other non-interest income	1	3	5	8
Income on life insurance	53	176	155	309
Gains on investment securities	41	63	310	170
Total other income	548	680	1,771	1,743
Other expenses:
Salaries and employee benefits	1,604	1,487	4,635	4,435
Occupancy	157	159	496	535
Other expenses	811	804	2,534	2,400
Total other expenses	2,572	2,450	7,665	7,370

Income before income taxes	973	1,033	2,768	2,641

Income tax expense	204	194	552	413

Net income	$769	$839	$2,216	$2,228
Basic and diluted earnings per share of common stock	$0.38	$0.42	$1.09	$1.10
Weighted average shares of common stock outstanding	2,032,801	2,021,670	2,030,300	2,017,946
Dividends declared per share of common stock	$0.12	$0.10	$0.34	$0.30

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003		2004	2003
Net income	$769		$839	$2,216	$2,228

Other comprehensive income (loss), net of tax

Unrealized gains (losses) securities:

Unrealized holding gains (losses) arising during period	1,370		(914)	113	(212)

Reclassification adjustment for gains included in net income	(24)		(39)	(190)	(104)

Comprehensive income (loss)	$2,115	$	(114)	$2,139	$1,912

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,216	$2,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	756	622
Compensation expense from vested stock options	29	(6)
Provision for credit losses	340	10
Gains on disposals of assets, net	(310)	(150)
Income on investment in life insurance	(155)	(309)
Changes in assets and liabilities:
Decrease in other assets	263	244
Decrease in other liabilities	(32)	(430)

Net cash provided by operating activities	3,107	2,209

Cash flows from investing activities:
Redemption of certificate of deposit	-	100
Maturities of available for sale mortgage-backed securities	5,303	22,730
Proceeds from disposals of investment securities	17,400	9,895
Purchases of investment securities	(14,801)	(41,305)
Purchases of Federal Home Loan Bank stock	(77)	(193)
Purchase of MD Financial Bank stock	(100)	-
Increase in loans, net	(11,053)	(10,580)
Proceeds from sale of other real estate	-	221
Purchases of premises and equipment	(236)	(604)
Proceeds from life insurance death benefit	-	607

Net cash used by investing activities	(3,564)	(19,129)

Cash flows from financing activities:
Increase in deposits, net	5,838	14,997
(Decrease) increase in short-term borrowings	(6,202)	2,856
Repayment of long-term borrowings	(20)	(18)
Dividends paid	(742)	(682)
Issuance of common stock	29	46
Common stock dividends reinvested	153	130

Net cash (used) provided by financing activities	(944)	17,329

(Decrease) increase in cash and cash equivalents	(1,401)	409

Cash and cash equivalents, beginning of year	12,895	15,742

Cash and cash equivalents, end of period	$11,494	$16,151

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2004 and 2003.

 Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - EARNINGS PER SHARE

Information for net income and dividends declared per share and weighted average shares outstanding for prior periods have been restated to reflect 337,267 shares of common stock issued in a 20% stock dividend paid in January, 2004.

 Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common stock equivalents outstanding during the periods. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2004
Diluted:
Net income	$769,000	$2,216,000
Weighted average common shares outstanding	2,032,801	2,030,300
Dilutive effect of stock options	523	716
Average common shares outstanding - diluted	2,033,324	2,031,016
Diluted net income per share	$0.38	$1.09

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

 During the first quarter of 2004, the Board of Directors finalized additional options to be granted under this plan at $20.70 per share for a period of 11 months, expiring December, 2004. The Company granted 7,944 options under this plan of which 1,409 options have been exercised as of September 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the third quarter of 2004, the Company had several favorable operating trends continue. Most significantly, net interest income before provision for credit losses grew from $2,813,000 in 2003 to $3,137,000 in 2004, a 11.52% increase. Interest income for the quarter grew from $3,864,000 in 2003 to $4,065,000 in 2004, a 5.20% increase. Interest expense continued to decline despite an increase in deposits due to a declining interest rate environment. In addition, the Company realized increases in other income relating to service charges on deposit accounts and other fees and commissions. The Company realized net income of $769,000 for the third quarter in 2004 compared to $839,000 for the third quarter in 2003, a 8.34% decrease. The decrease was primarily due to death benefit proceeds of approximately $117,000 recognized in income during the third quarter of 2003 from an insurance policy held on an executive officer and not repeated in the 2004 period, combined with an increase in provision for credit losses in 2004 of $140,000 versus $10,000 in 2003. In accordance with regulatory requirements, the Company reports accumulated other comprehensive income or loss in its financial statements. Accumulated other comprehensive income or loss consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. Accumulated other comprehensive (loss) income, net of tax, decreased by $77,000 for the nine month period to $1,204,000 due to a decrease in unrealized holding gains on available for sale securities at September 30, 2004.

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

RESULTS OF OPERATIONS

 General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $769,000 ($0.38 basic and diluted earnings per share) for the third quarter of 2004, compared to third quarter 2003 consolidated net income of $839,000 ($0.42 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to increases in salaries and employee benefits and the provision for credit losses and decreases in income on life insurance and gains on investment securities, offset by decreases in interest expense on deposits. Year-to-date consolidated net income for the nine months ended September 30, 2004 was $2,216,000 ($1.09 basic and diluted earnings per share), compared to $2,228,000 ($1.10 basic and diluted earnings per share) for the nine months ended September 30, 2003. The decrease for the nine month period was primarily due to an increase in the provision for losses, income tax expense, salaries and employee benefits and other expenses. This was offset by gains on investment securities and interest income on U.S. Government securities and a reduction in interest expense on deposits. All historic earnings per share figures have been adjusted to reflect the Company’s 20% stock dividend paid on January 16, 2004.

 Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2004 was $3,137,000 and $9,002,000, respectively, compared to $2,813,000 and $8,278,000 for the same respective periods in 2003, an increase of $324,000 (11.52%) for the three-month period and an increase of $724,000 (8.75%) for the nine-month period. The three and nine month increases were due to increases in the interest income on loans (due to recovery of interest income of $97,000 on a charged off loan), U.S. Government securities, and a decrease in deposit expense, partially offset by an increase in interest expense on short-term borrowings.

Interest income increased $201,000 (5.20%) for the three months ended September 30, 2004 and increased $168,000 (1.45%) for the nine months ended September 30, 2004, compared to the same periods in 2003. The three month increase was due to increases in loan income and U.S. Government securities. The nine month increase was due to an increase in interest on U.S. Government securities and interest on State and Municipal securities, offset by a decrease in loan income.

 Interest expense decreased $123,000 (11.70%) for the three months ended September 30, 2004 and declined $556,000 (16.81%) for the nine months ended September 30, 2004, compared to the same 2003 periods. While the balances on deposits increased during the three and nine month periods ending September 30, 2004, the interest rates paid on those deposits continued to decline, resulting in a decrease in deposit expense, partially offset by an increase in short-term borrowings.

Net interest margins for the three and nine months ended September 30, 2004 were 4.67% and 4.61%, compared to tax equivalent net interest margins of 4.50% and 4.48% for the three and nine months ended September 30, 2003. The increase in net interest margins for the three and nine months ended September 30, 2004 are primarily due to an increase in non-interest bearing deposits which are invested in interest income producing assets without a corresponding interest expense.

 Provision For Credit Losses. The Company made provisions of $140,000 and $340,000 during the three and nine month periods ended September 30, 2004 respectively, and a $10,000 provision for credit losses during the three and nine month periods ended September 30, 2003. As of September 30, 2004, the allowance for credit losses equaled 407.97% of non-accrual and past due loans compared to 385.42% at December 31, 2003 and 463.88% at September 30, 2003. During the three and nine month periods ended September 30, 2004, the Company recorded net charge-offs of $7,000 and $131,000, respectively, compared to net charge-offs of $125,000 and $303,000, respectively, during the corresponding periods of the prior year. On an annualized basis, net charge-offs for the 2004 period represent 0.09% of the average loan portfolio.

 Other Income. Other income decreased from $680,000 for the three month period ended September 30, 2003, to $548,000 for the corresponding 2004 period, a $132,000 (19.41%) decrease. For the nine month period, other income increased from $1,743,000 at September 30, 2003 to $1,771,000 at September 30, 2004, a $28,000 (1.61%) increase. The decrease in other income for the three month period was primarily due to a decline in life insurance income of $117,000 due to a death benefit payment received in the 2003 period. The increase in other income for the nine month period was due to increases in other fees and commissions and gains on investment securities, offset by a decrease in income on life insurance.

 Other Expense. Other expense increased from $2,450,000 for the three month period ended September 30, 2003, to $2,572,000 for the corresponding 2004 period, a $122,000 (4.98%) increase. For the nine month period, other expenses increased from $7,370,000 at September 30, 2003 to $7,665,000 at September 30, 2004, an increase of $295,000 (4.00%). The increase for the three month period was due to increases in salaries and benefits. The increase for the nine month period was due to an increase in salaries and benefits and certain other expenses referred to below, partially offset by a decrease in occupancy expense. The increase in salaries and benefits for the nine month period was due to an accrual for the Employee Stock Purchase Plan and pay raises in 2004, offset by a $37,000 decrease in benefit expenses. Other expenses increased in most accounts, with increases in promotions, postage, other ATM expenses, Director fees (as a group) and repossession expenses, which were offset by decreases in the amortization of software, for the nine month period. The occupancy decrease was due in part to the relocation of the Severna Park office and a decrease in 2004 in snow removal expense.

 Income Taxes. During the three and nine months ended September 30, 2004, the Company recorded income tax expense of $204,000 and $552,000, respectively, compared to income tax expense of $194,000 and $413,000, respectively, for the corresponding periods of the prior year. The Company’s effective tax rate for the three and nine month periods in 2004 were 21.0% and 18.8%, respectively, compared to 18.8% and 15.6%, respectively, for the prior year periods. The increase in the effective tax rate is attributable to declines in tax exempt income in 2004.

FINANCIAL CONDITION

 General. The Company’s assets increased to $303,444,000 at September 30, 2004 from $302,252,000 at December 31, 2003, primarily due to an increase in loans, partially offset by a decrease in securities and cash and cash equivalents. The Bank’s net loans totaled $183,532,000 at September 30, 2004, compared to $172,819,000 at December 31, 2003, an increase of $10,713,000 (6.20%), primarily attributable to increases in refinanced mortgages, commercial and industrial mortgages and indirect lending, offset by a decrease in secured demand business loans.

 The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $95,186,000 at September 30, 2004, a $7,995,000 (7.75%) decrease from $103,181,000 at December 31, 2003. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2004, totaled $11,494,000, a decrease of $1,401,000 (10.86%) from the December 31, 2003 total of $12,895,000. The aggregate market value of investment securities held by the Bank as of September 30, 2004 was $95,341,000 compared to $103,418,000 as of December 31, 2003, a $8,077,000 (7.81%) decrease.

 Deposits as of September 30, 2004 totaled $262,746,000, which is an increase of $5,838,000 (2.27%) from $256,908,000 at December 31, 2003. Demand deposits as of September 30, 2004 totaled $74,104,000 which is an increase of $4,455,000 (6.40%) from $69,649,000 at December 31, 2003. NOW accounts as of September 30, 2004 totaled $27,618,000 which is a decrease of $783,000 (2.76%) from $28,401,000 at December 31, 2003. Money market accounts as of September 30, 2004 totaled $20,380,000 which is an increase of $236,000 (1.17%), from $20,144,000 at December 31, 2003. Savings deposits as of September 30, 2004 totaled $55,097,000 an increase of $1,718,000 (3.22%) from $53,379,000 at December 31, 2003. Certificates of deposit over $100,000 totaled $17,054,000 on September 30, 2004, an increase of $1,404,000 (8.97%) from $15,650,000 at December 31, 2003. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $68,290,000 on September 30, 2004, a $1,396,000 (2.00%) decrease from the $69,686,000 total at December 31, 2003.

 Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At September 30,	At December 31,
	2004	2003
	(Dollars in Thousands)

Restructured loans	$0	$0

Non-accrual loans:
Real estate - mortgage:
Residential	$126	$34
Commercial	259	265
Real estate - construction	0	0
Installment	192	250
Credit card & related	0	0
Commercial	16	23

Total non-accrual loans	593	572

Accruing loans past due 90 days or more:
Real estate - mortgage:
Residential	4	5
Commercial	0	0
Real estate - construction	0	6
Installment	0	0
Credit card & related	0	0
Commercial	0	0
Other	5	0

Total accruing loans past due 90 days or more	9	11

Total non-accrual and past due loans	$602	$583

Non-accrual and past due loans to gross loans	0.32%	0.33%

Allowance for credit losses to non-accrual and past due loans	407.97%	385.42%

 At September 30, 2004, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $267,793 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

 Transactions in the allowance for credit losses for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)

Beginning balance	$2,247	$2,515

Charge-offs	(447)	(639)
Recoveries	316	336
Net charge-offs	(131)	(303)
Provisions charged to operations	340	10
Ending balance	$2,456	$2,222

Average loans	$177,143	$161,015
Net charge offs to average loans (annualized)	0.09%	0.25%

 Reserve for Unfunded Commitments. As of September 30, 2004, the Bank had outstanding commitments totaling $14,986,539. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)

Beginning balance	$150	$150

Provisions charged to operations	0	0
Ending balance	$150	$150

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2004.

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

 The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2004, totaled $11,494,000, a decrease of $1,401,000 (10.86%) from the December 31, 2003 total of $12,895,000.

 As of September 30, 2004, the Bank was permitted to draw on a $36,300,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of September 30, 2004, a $7.0 million long-term convertible advance was outstanding. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of September 30, 2004, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

 The Company’s stockholders’ equity increased $1,655,000 (6.91%) during the nine months ended September 30, 2004, due to an increase in retained earnings and surplus. The Company’s accumulated other comprehensive income, net of tax decreased by $77,000 (6.01%) from $1,281,000 at December 31, 2003 to $1,204,000 at September 30, 2004, as a result of an increase in unrealized holding losses on securities arising during the nine month period. Retained earnings increased by $1,183,000 (11.70%) as the result of the Company’s earnings for the nine months, offset by dividends and a 6 for 5 stock dividend in January 2004. In addition, $153,126 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

 The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2004, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.32%, a Tier 1 risk-based capital ratio of 14.82% and a total risk-based capital ratio of 16.07%.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
99	Press Release issued October 26, 2004

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: October 27, 2004	By:	/s/ F. William Kuethe, Jr.
F. William Kuethe, Jr.
President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

