Form 10-K
period 2004-12-31
GLEN BURNIE BANCORP
filed 2005-03-15
CIK 890066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____.

Commission file number:  0-24047

GLEN BURNIE BANCORP
(Exact name of registrant as specified in its charter)

MARYLAND	52-1782444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Crain Highway, S.E., Glen Burnie, Maryland	21061
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(410) 766-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $1.00 par value
Common Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 2005 was $35,005,523.

The number of shares of common stock outstanding as of March 2, 2005 was 2,041,028.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 2005 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2004 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

Item 1.	Business	3
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to Vote of Security Holders Executive Officers of the Registrant	18

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	31
Item 11.	Executive Compensation	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters	31
Item 13.	Certain Relationships and Related Transactions	31
Item 14.	Principal Accountant Fees and Services	31

PART IV

Item 15.	Exhibits and Financial Statement Schedules	32
Signatures		34

PART I

ITEM 1.   BUSINESS

General

Glen Burnie Bancorp (the "Company") is a bank holding company organized in 1990 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the "Bank"), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Glen Burnie (South Crain location), Odenton, Riviera Beach, Crownsville, Severn and Severna Park, Maryland. As of January 27, 2005, the Bank opened its eighth office in Linthicum, Maryland. The Bank also maintains two remote Automated Teller Machine ("ATM" ) locations in Ferndale and Pasadena, Maryland. The Bank maintains a website at www.thebankofglenburnie.com. The Bank is the oldest independent commercial bank in Anne Arundel County. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank's real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank also originates automobile loans through arrangements with local automobile dealers. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC" ).

The Company's principal executive office is located at 101 Crain Highway, S.E., Glen Burnie, Maryland 21061. Its telephone number at such office is (410) 766-3300.

Information on the Company and its subsidiary Bank may be obtained from the Company's website www.thebankofglenburnie.com. Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are filed with the SEC through a link to the SEC's EDGAR reporting system. Simply select the "Investor Relations" menu item, then click on the "All SEC Filings" or "Insider Transactions" link.

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

The Company's total loan portfolio increased during the 2004, 2003, 2001, and 2000 fiscal years, while declining in 2002. In 2000, the increases were primarily due to the introduction of an indirect automobile lending program in 1998. In 2001, 2003, and 2004, the increases in loans were primarily due to increases in residential mortgages. The commercial mortgage portfolio continued to decline in 2003 as a result of softening loan demand and increased competition from large financial institutions. In contrast, the residential mortgage portfolio achieved steady increases over the past five years due to a strong housing market environment.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2004		2003		2002		2001		2000
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$71,039	38.27%	$64,471	36.62%	$49,572	30.67%	$44,293	26.32%	$36,187	21.74%
Commercial	31,983	17.23	28,525	16.20	31,584	19.54	36,920	21.94	40,169	24.13
Construction and land development	2,080	1.12	3,112	1.77	2,338	1.45	2,355	1.40	5,257	3.16

Consumer:
Installment	19,019	10.25	19,767	11.23	19,758	12.22	20,063	11.92	19,119	11.49
Credit card	180.10		175.10		228.14		272	0.16	281	0.16
Indirect automobile	55,703	30.00	53,883	30.61	52,795	32.66	59,308	35.24	61,725	37.08
Commercial	5,618	3.03	6,113	3.47	5,374	3.32	5,083	3.02	3,726	2.24
Gross loans	185,622	100.00%	176,046	100.00%	161,649	100.00%	168,294	100.00%	166,464	100.00%
Unearned income on loans	(919)		(981)		(847)		(786)		(705)
Gross loans net of unearned income	184,703		175,065		160,802		167,508		165,759
Allowance for credit losses	(2,412)		(2,246)		(2,515)		(2,939)		(3,385)
Loans, net	$182,291		$172,819		$158,287		$164,569		$162,374

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2004. Demand loans and loans, which have no stated maturity, are treated as due in one year or less. At December 31, 2004, the Bank had $17,227,490 in loans due after one year with variable rates and $147,360,367 in such loans with fixed rates.

	Due Within One Year	Due Over One To Five Years	Due Over Five Years	Total
	(In Thousands)
Real Estate - mortgage:
Residential	$8,043	$3,215	$59,781	$71,039
Commercial	3,666	11,326	16,991	31,983
Construction and land development	--	1,007	1,073	2,080
Installment	2,344	13,298	3,377	19,019
Credit Card	180	--	--	180
Indirect automobile	1,163	51,784	2,756	55,703
Commercial	5,472	90	56	5,618
	$20,868	$80,720	$84,034	$185,622

Real Estate Lending. The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates, while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans are generally originated on a variable rate basis. Substantially all of the Bank's real estate loans are secured by properties in Anne Arundel County, Maryland. Under the Bank's loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. The Bank, however, will make loans secured by owner-occupied residential real estate with loan-to-value ratios up to 95%, provided the borrower obtains private mortgage insurance for the portion of the loan in excess of 80%. For residential investment properties, the maximum loan-to-value ratio is 75%. The maximum permissible loan-to-value ratio for residential and commercial construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower's primary residence, provided that the aggregate indebtedness on the property does not exceed 80% of its value.

Commercial Lending. The Bank's commercial loan portfolio consists of demand, installment and time loans for commercial purposes. The Bank's business demand, installment and time lending includes various working capital loans, lines of credit and letters of credit for commercial customers. Demand loans require the payment of interest until called, while installment loans require a monthly payment of principal and interest, and time loans require a single payment of principal and interest at maturity. Such loans may be made on a secured or an unsecured basis. All such loans are underwritten on the basis of the borrower's creditworthiness rather than the value of the collateral.

Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 2004, approximately 76.1% of the installment loans in the Bank's portfolio (other than indirect automobile lending) had been originated for commercial purposes and 23.9% had been originated for consumer purposes.

Indirect Automobile Lending. The Bank commenced its indirect automobile lending program in January 1998. The Bank finances new and used automobiles for terms of up to 66 months. For used vehicles, the age of the vehicle plus the term of the loan cannot exceed eight years. The Bank does not lend more than the invoice price on new vehicles. On used vehicles, the Bank will not lend more than the fair market value as published in a nationally recognized used vehicle pricing guide. The Bank requires all borrowers to obtain vendor's single interest coverage protecting the Bank against loss in the case a borrower's automobile insurance lapses. The Bank originates indirect loans through a network of approximately 40 dealers which are primarily new car dealers located in Anne Arundel County. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

Other Loans. The Bank offers overdraft protection lines of credit, tied to checking accounts, as a convenience to qualified customers.

Although the risk of non-payment for any reason exists with respect to all loans, certain other specific risks are associated with each type of loan. The primary risks associated with commercial loans, including commercial real estate loans, are the quality of the borrower's management and a number of economic and other factors which induce business failures and depreciate the value of business assets pledged to secure the loan, including competition, insufficient capital, product obsolescence, changes in the borrowers cost, environmental hazards, weather, changes in laws and regulations and general changes in the marketplace. Primary risks associated with residential real estate loans include fluctuating land and property values and rising interest rates with respect to fixed-rate, long-term loans. Residential construction lending exposes the Company to risks related to builder performance. Consumer loans, including indirect automobile loans, are affected primarily by domestic economic instability and a variety of factors that may lead to the borrower's unemployment, including deteriorating economic conditions in one or more segments of a local or broader economy. Because the Bank deals with borrowers through an intermediary on indirect automobile loans, this form of lending potentially carries greater risks of defects in the application process for which claims may be made against the Bank. Indirect automobile lending may also involve the Bank in consumer disputes under state "lemon" or other laws. The Bank seeks to control these risks by following strict underwriting and documentation guidelines. In addition, dealerships are contractually obligated to indemnify the Bank for such losses for a limited period of time.

The Bank's lending activities are conducted pursuant to written policies approved by the Board of Directors intended to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed by the Bank's Senior Credit Officer to identify potential underperforming loans and other credit facilities, estimate loss exposure and to ascertain compliance with the Bank's policies. On a quarterly basis, the Bank's Internal Auditor performs an independent loan review in accordance with the Bank's loan review policy. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and any guarantor, the related collateral, and the effects of economic conditions.

The Bank's loan approval policy provides for various levels of individual lending authority. The maximum aggregate lending authority granted by the Bank to any one Lending Officer is $750,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $1,000,000. The Bank's Executive Committee is authorized to approve loans up to $2.0 million. Larger loans must be approved by the full Board of Directors.

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank's unimpaired capital and surplus, which is defined to include the Bank's capital, surplus, retained earnings and 50% of its allowance for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $3.16 million to any one borrower at December 31, 2004. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank's total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $4.82 million to any one borrower at December 31, 2004. It is currently the Bank's policy to limit its exposure to any one borrower to no more than $2.9 million in the aggregate unless any borrowings exceeding this amount are approved by a 75% vote of the Board of Directors. At December 31, 2004, the largest amount outstanding to any one borrower and its related interests was $3,000,000.

Non-Performing Loans

It is the policy of the Bank to reverse accrued, and discontinue the accrual of, interest when a loan becomes 90 days or more delinquent and circumstances indicate that collection is doubtful.

The Bank seeks to control delinquencies through diligent collection procedures. For consumer loans, the Bank sends out payment reminders on the seventh and twelfth days after a payment is due. If a consumer loan becomes 15 days past due, the account is transferred to the Bank's collections department, which will contact the borrower by telephone and letter before the account becomes 30 days past due. If a consumer loan becomes more than 30 days past due, the Bank will continue its collection efforts and will move to repossession or foreclosure by the 45th day if the Bank has reason to believe that the collateral may be in jeopardy or the borrower has failed to respond to prior communications. The Bank will move to repossess or foreclose in all instances in which a consumer loan becomes more than 60 days delinquent. After repossession of a motor vehicle, the borrower has a 15-day statutory right to redeem the vehicle and is entitled to 10 days notice before the sale of a repossessed vehicle. The Bank sells the vehicle as promptly as feasible after the expiration of these periods. If the amount realized from the sale of the vehicle is less than the loan amount, the Bank will seek a deficiency judgment against the borrower. The Bank follows similar collection procedures with respect to commercial loans.

The following table sets forth the amount of the Bank's restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars In Thousands)
Restructured Loans	$95	$--	$41	$--	$370

Non-accrual loans:
Real estate - mortgage:
Residential	$122	$34	$264	$284	$120
Commercial	255	265	178	189	77
Real estate - construction	--	--	7	--	--
Installment	205	250	112	88	72
Commercial	16	23	10	40	101
Total non-accrual loans	598	572	571	601	370

Accruing loans past due 90 days or more
Real estate - mortgage:
Residential	1	5	1	45	34
Commercial	--	--	--	--	--
Real estate - construction	6	6	-	-	-
Installment	--	--	13	13	--
Credit card & related	--	--	--	1	--
Total accruing loans past due 90 days or more	7	11	15	59	34
Total non-accrual and past due loans	$605	$583	$586	$660	$404
Non-accrual and past due loans to gross loans	.33%	.33%	0.36%	0.39%	0.24%
Allowance for credit losses to non-accrual and past due loans	398.68%	385.25%	429.13%	445.30%	837.87%

For the year ended December 31, 2004, interest of $46,751 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $509,821, or 85.2%, of the Bank's total $598,165 non-accrual loans at December 31, 2004 were attributable to 5 borrowers. No charge-offs have previously been taken on these loans. Four of these borrowers with loans totaling $453,142 were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the current active balance of the Bank's loan.

At December 31, 2004, there were no loans outstanding not reflected in the above table as to which known information about the borrower's possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2004, the Company had $50,000 in real estate acquired in partial or total satisfaction of debt, compared to $171,882 and $413,373 in such properties at December 31, 2003 and 2002, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2004, see "Item 2. -- Properties."

Allowance For Credit Losses

The Bank's allowance for credit losses is based on the probable estimated losses that may be sustained in its loan portfolio.  The allowance is based on two basic principles of accounting.  (1) Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral, and current economic conditions and trends that may affect the borrower's ability to pay.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars In Thousands)
Beginning Balance	$2,246	$2,515	$2,939	$3,385	$2,922

Loans charged off
Real estate - mortgage:
Residential	--	--	1	--	19
Commercial	--	--	--	4	4
Real estate - construction	--	--	--	--	--
Installment	502	687	594	498	470
Credit card & related	--	42	95	89	101
Commercial	49	29	80	96	167
Total	551	758	730	687	761

Recoveries
Real estate - mortgage:
Residential	35	1	1	--	52
Commercial	--	--	1	--	--
Real estate - construction	--	--	--	--	470
Installment	293	369	215	310	111
Credit card & related	--	30	30	53	41
Commercial	49	49	59	28	550
Total	377	449	306	391	1,224
Net charge offs/(recoveries)	174	308	424	296	(463)
Provisions charged to operations	340	40	--	(150)	--
Ending balance	$2,412	$2,246	$2,515	$2,939	$3,385
Average loans	$181,881	$166,786	$164,818	$163,695	$159,810
Net charge-offs to average loans	0.10%	0.18%	0.26%	0.18%	(0.28)%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2004, 2003, 2002, 2001 and 2000:

	At December 31,
	2004		2003
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$153	38.27%	$143	36.62%
Commercial	328	17.23	314	16.20
Real Estate -- construction	13	1.12	29	1.77
Installment	136	10.25	137	11.23
Credit Card	--	0.10	--	0.10
Indirect automobile	1,254	30.00	1,357	30.61
Commercial	343	3.03	271	3.47
Unallocated	185	--	(5)	--
Total	$2,412	100.00%	$2,246	100.00%

	At December 31,
	2002		2001		2000
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$131	30.67%	$164	26.32%	$199	21.74%
Commercial	349	19.54	456	21.94	506	24.13
Real Estate - construction	48	1.45	71	1.40	292	3.16
Installment	152	12.22	237	11.92	221	11.49
Credit Card	--	.14	--	0.16	--	0.16
Indirect automobile	1,461	32.66	1,390	35.24	1,486	37.08
Commercial	168	3.32	300	3.02	288	2.24
Unallocated	206	--	321	--	393	--
Total	$2,515	100.00%	$2,939	100.00%	$3,385	100.00%

Investment Securities

The Bank maintains a substantial portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank's investment securities portfolio consists primarily of U.S. Treasury securities, securities issued by U.S. Government agencies including mortgage-backed securities, securities issued by certain states and their political subdivisions, and corporate trust preferred securities. The tax treatment of the Bank's portfolio of securities issued by certain states and their political subdivisions allows the Company to use the full tax advantage of this portfolio.

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2004	2003	2002
	(In Thousands)
U.S. Treasury securities	$--	$--	$499
U.S. Government agencies and mortgage backed securities	52,020	52,444	51,916
Obligations of states and political subdivisions	36,640	43,624	31,899
Corporate trust preferred	5,008	5,026	5,057
Total investment securities	$93,668	$101,094	$89,371

The following table sets forth the scheduled maturities, book values and weighted average yields for the Company's investment securities portfolio at December 31, 2004:

	One Year Or Less		One To Five Years		Five to Ten Years			More Than Ten Years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value		Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield

U.S. Treasury securities	$--	-%	$--	--%	$	---	-%	$--	--%	$--	-%
U.S. Government agencies and mortgage backed securities	1,500	4.19	6,013	4.08		3,777	3.44	40,730	5.11	52,020	4.84
Obligations of states and political subdivisions	1,375	2.96	1,885	3.76		14,112	3.70	19,268	5.13	36,640	4.43
Corporate trust preferred	--	--	--	--		-	--	3,008	6.95	5,008	6.95
Total investment securities	$2,875	3.60%	$7,898	4.00%		$17,889	3.65%	$65,006	5.26%	$93,668	4.79%

At December 31, 2004, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders equity.

Deposits And Other Sources Of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in northern Anne Arundel County. Consolidated total deposits were $261,674,043 as of December 31, 2004. The Bank uses borrowings from the Federal Home Loan Bank ("FHLB") of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $36.2 million under a line of credit from the FHLB of Atlanta as of December 31, 2004.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2004, the Bank had approximately $21.0 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2004:
Amount (In Thousands)

Three months or less	$5,430
Over three through six months	2,650
Over six through 12 months	1,680
Over 12 months	11,243
Total	$21,003

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $36.2 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank's residential first mortgage loans and various federal and agency securities. There was $7 million in a long-term convertible advance under this credit arrangement at December 31, 2004. The advance matures in September 2010 and bears a 5.84% rate of interest. On September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5 million of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. It is the Company's intention to call these debentures at the earliest opportunity. The Bank also has a unsecured line of credit in the amount of $5 million from another commercial bank but has not drawn on this line. The Bank has a mortgage note on the 103 Crain Highway address with a balance of $199,708 as of December 31, 2004. This note is payable monthly through October 2010 and has a 7% interest rate.

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

The Bank's interest rates, loan and deposit terms, and offered products and services are impacted, to a large extent, by such competition. The Bank attempts to provide superior service within its community and to know, and facilitate services to, its customers. It seeks commercial relationships with small to medium size businesses, which the Bank believes would welcome personal service and flexibility. While the Bank believes it is the ninth largest deposit holder in Anne Arundel County, Maryland, with an estimated 3.47% market share as of June 30, 2004 (the latest date for which relevant data is available from the FDIC), it believes its greatest competition comes from smaller community banks which offer similar personalized services.

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

Employees

At December 31, 2004, the Bank had 128 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") authorizes the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving such an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act. Under Maryland law, a bank holding company is prohibited from acquiring control of any bank if the bank holding company would control more than 30% of the total deposits of all depository institutions in the State of Maryland unless waived by the Maryland Commissioner of Financial Regulation.

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

Effective with the enactment of the Gramm-Leach-Bliley Act ("G-L-B") on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become "financial holding companies" which will be permitted to engage in a broader range of financial activities than are currently permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.

The Maryland Financial Institutions Code prohibits a bank holding company from acquiring more than 5% of any class of voting stock of a bank or bank holding company without the approval of the Commissioner of Financial Regulation except as otherwise expressly permitted by federal law or in certain other limited situations. The Maryland Financial Institutions Code additionally prohibits any person from acquiring voting stock in a bank or bank holding company without 60 days prior notice to the Commissioner if such acquisition will give the person control of 25% or more of the voting stock of the bank or bank holding company or will affect the power to direct or to cause the direction of the policy or management of the bank or bank holding company. Any doubt whether the stock acquisition will affect the power to direct or cause the direction of policy or management shall be resolved in favor of reporting to the Commissioner. The Commissioner may deny approval of the acquisition if the Commissioner determines it to be anti-competitive or to threaten the safety or soundness of a banking institution. Voting stock acquired in violation of this statute may not be voted for five years.

Capital Adequacy. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulation of the Bank -- Capital Adequacy."

Dividends and Distributions. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company s capital needs, asset quality, and overall financial condition.

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

Regulation of the Bank

General. As a state-chartered bank with deposits insured by the FDIC but which is not a member of the Federal Reserve System (a "state non-member bank"), the Bank is subject to the supervision of the Maryland Commissioner of Financial Regulation and the FDIC. The Commissioner and FDIC regularly examine the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and not its stockholders. In addition, the Bank is required to furnish quarterly and annual call reports to the Commissioner and FDIC. The FDIC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

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

Patriot Act. On October 26, 2001, President Bush signed the USA Patriot Act (the "Patriot Act"), which includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury.  Title III of the Patriot Act entitled, "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001" includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

Effective December 25, 2001, Section 313(a) of the Patriot Act prohibits any insured financial institution such as the Bank, from providing correspondent accounts to foreign banks which do not have a physical presence in any country (designated as "shell banks"), subject to certain exceptions for regulated affiliates of foreign banks.  Section 313(a) also requires financial institutions to take reasonable steps to ensure that foreign bank correspondent accounts are not being used to indirectly provide banking services to foreign shell banks, and Section 319(b) requires financial institutions to maintain records of the owners and agent for service of process of any such foreign banks with whom correspondent accounts have been established.

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

The Company and the Bank are not currently aware of any account relationships between the Bank and any foreign bank or other person or entity as described above under Sections 313(a) or 312 of the Patriot Act.  The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary.  The effects which the Patriot Act and any additional legislation enacted by Congress may have upon financial institutions is uncertain; however, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company's results of operations.

Community Reinvestment Act.  Community Reinvestment Act ("CRA") regulations evaluate banks lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branch offices or form bank holding companies.  In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings.  The Bank has a current rating of "outstanding" for CRA compliance.

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

The risk-based capital rules of the Federal Reserve Board and the FDIC require bank holding companies and state non-member banks, respectively, to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. Risk-based capital is composed of two elements: Tier 1 capital and Tier 2 capital. Tier 1 capital consists primarily of common stockholders equity, certain perpetual preferred stock (which must be noncumulative in the case of banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and credit card relationships. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2004, the Bank was well capitalized as defined by the FDIC's regulations.

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank's offices:
	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:

101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$792,643	10,000	$91,823,668
Branches:

Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	227,914	6,000	38,777,450

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	188,645	2,500	30,597,814

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	380,653	3,000	47,158,352

Severn 811 Reece Road Severn, MD 21144	1984	Owned	284,467	2,500	25,737,966

South Crain 7984 Crain Highway Glen Burnie, MD 21061	1995	Leased	51,529	2,600	20,849,609

Linthicum(1) Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	--	2,500	--

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	275,006	2,184	7,250,535

Operations Centers:

106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	1,447,594	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	299,553	3,727	N/A

__________________________________ (1) This branch opened on January 27, 2005.

At December 31, 2004, the Bank owned one foreclosed real estate property with a total book value of $ 50,000. The Bank is holding this commercial property for sale.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2004, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company's consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company's executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	72	President and Chief Executive Officer
Michael G. Livingston	51	Deputy Chief Executive Officer, Executive Vice President and Chief Operating Officer
John E. Porter	51	Senior Vice President and Chief Financial Officer

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

MICHAEL G. LIVINGSTON was appointed Deputy Chief Executive Officer and Executive Vice President in August 2004 and became a Director on January 1, 2005. Mr. Livingston was a Senior Vice President from January 1998 until August 2004 and had been Chief Lending Officer of the Bank from 1996 until August 2004. He served as Deputy Chief Operating Officer from February 14, 2003 through December 31, 2003 and was appointed the Chief Operating Officer effective January 1, 2004. He was Regional Vice President and commercial loan officer with Citizens Bank from March 1993 until April 1996.

JOHN E. PORTER was appointed Senior Vice President in January 1998. He has been Treasurer and Chief Financial Officer of the Company since 1995 and Vice President, Treasurer and Chief Financial Officer of the Bank since 1990. He has been Secretary/Treasurer of GBB since 1995.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the Nasdaq SmallCap Market under the symbol "GLBZ". As of March 2, 2005, there were 480 record holders of the Common Stock. The closing price for the Common Stock on that date was $21.62.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2004 and 2003 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2004			2003
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$26.51	$24.10	$0.11	$16.68	$14.40	$0.10
June 30,	25.60	21.10	0.11	17.91	16.58	0.10
September 30	23.25	21.10	0.12	19.20	16.61	0.10
December 31	24.86	21.96	0.18	24.79	18.80	0.15

A regular dividend of $0.12 and a bonus dividend of $0.06 were declared for stockholders of record on December 27, 2004, payable on January 7, 2005 and January 11, 2005, respectively.

The Company intends to pay dividends approximating thirty-five percent (35%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank's and bank holding company s right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See "Item 1. Business - Supervision and Regulation - Regulation of the Company - Dividends and Distributions" and "Item 1. Business -- Supervision and Regulation - Regulation of the Bank - Dividend Limitations." The Company does not believe that those restrictions will materially limit its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 6, 2004 and a three-for-two stock split effected through a stock dividend paid on June 21, 2001.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$12,016	$11,263	$11,368	$10,674	$10,801
Provision for Credit Losses	340	40	--	(150)	--
Other Income	2,372	2,289	2,485	1,821	3,658
Other Expense	10,360	9,748	9,957	10,332	10,746
Net Income	3,056	3,077	2,811	1,725	2,275

Share Data:
Basic Net Income Per Share	$1.50	$1.52	$1.40	$0.87	$1.14
Diluted Net Income Per Share	1.50	1.52	1.40	0.87	1.14
Cash Dividends Declared Per Common Share	0.52	0.45	0.42	0.38	0.37
Weighted Average Common Shares Outstanding:
Basic	2,031,843	2,019,502	2,005,602	1,994,171	1,989,268
Diluted	2,031,843	2,019,502	2,008,986	1,994,171	1,989,268

Financial Condition Data:
Total Assets	$302,312	$302,252	$279,406	$263,362	$239,211
Loans Receivable, Net	182,291	172,819	158,287	164,569	162,373
Total Deposits	261,674	256,908	241,420	229,307	205,968
Long Term Borrowings	7,200	7,227	7,251	7,275	7,297
Junior Subordinated Debentures	5,155	5,155	5,155	5,155	5,155
Total Stockholders Equity	25,744	23,948	21,789	17,862	17,181

Performance Ratios:
Return on Average Assets	1.00%	1.05%	1.05%	0.69%	1.02%
Return on Average Equity	12.51	13.56	14.49	9.77	12.94
Net Interest Margin (1)	4.61	4.48	4.76	4.80	5.27
Dividend Payout Ratio	34.67	29.53	29.70	43.27	32.61

Capital Ratios:
Average Equity to Average Assets	8.16%	7.76%	9.03%	9.08%	8.59%
Leverage Ratio	9.85	9.25	9.07	8.79	9.30
Total Risk-Based Capital Ratio	16.40	15.79	15.28	13.92	13.99

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.30%	1.28%	1.56%	1.75%	2.04%
Non-accrual and Past Due Loans to Gross Loans	0.33%	0.33%	0.36%	0.39%	0.24%
Allowance for Credit Losses to Non- Accrual and Past Due Loans	398.68%	385.25%	429.13%	445.30%	837.87%
Net Loan Charge-offs (Recoveries) to Average Loans	0.10%	0.18%	0.26%	0.18%	(0.28)%

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

Overview

During 2004, the Company saw continued growth in both deposits and the loan portfolio. Non-interest bearing deposits increased $3,778,548 and interest bearing deposits increased $987,260. The loan portfolio increased by $9,472,243, primarily due to a $6,567,752 increase in residential mortgage loans. Earnings remained stable with net income of $3,055,501 for 2004 and $3,077,074 for 2003.

All per share amounts throughout this report have been adjusted to give retroactive effect to a six-for-five stock split effected through a stock dividend paid on January 6, 2004.

Comparison of Results of Operations for the Years Ended December 31, 2004, 2003 and 2002

General. For the year ended December 31, 2004, the Company reported consolidated net income of $3,055,501 ($1.50 basic and diluted earnings per share) compared to consolidated net income of $3,077,074 ($1.52 basic and diluted earnings per share) for the year ended December 31, 2003 and consolidated net income of $2,811,083 ($1.40 basic and diluted earnings per share) for the year ended December 31, 2002. Income for 2002 included a $763,644 curtailment gain on a post retirement benefit plan amendment. Net income for 2002, adjusted to remove the effects of this item, net of taxes, was $2,342,358.

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

Consolidated net interest income for the year ended December 31, 2004 was $12,016,466 compared to $11,263,294 for the year ended December 31, 2003 and $11,368,150 for the year ended December 31, 2002. The $753,172 increase for the most recent year was primarily due to a decrease in deposit expense and an increase in income on U.S. Government agency securities. The $104,856 decrease in net interest income for 2003 as compared to 2002 was due to a decrease in loan and federal funds income, partially offset by a decrease in deposit expense. Since a large portion of the Company's portfolio is invested in state and municipal securities, which are tax advantaged, the after tax net interest income for 2004 was $12,946,071, a $752,467 or 6.17% increase over the $12,193,604 after tax net interest income for 2003, which was an increase of $307,460 or 2.58% compared to $11,886,144 in after tax net interest income for 2002.

Interest expense decreased from $4,276,724 in 2003 to $3,644,661 in 2004, a $632,063, or 14.78% decrease, primarily due to a decrease in interest rates paid on deposits. Interest expense decreased from $5,202,132 in 2002 to $4,276,724 in 2003, a $925,408, or 17.79% decrease, also primarily due to decreases in interest rates paid on deposits. Net interest margin for the year ended December 31, 2004 was 4.61% compared to 4.48% and 4.76% for the years ended December 31, 2003 and 2002, respectively.

The following table allocates changes in income and expense attributable to the Company's interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2004	VS.	2003	2003	VS.	2002
		Change Due To:			Change Due To:
	Increase/ Decrease	Rate	Volume	Increase/ Decrease	Rate	Volume
	(In Thousands)
ASSETS
Interest-earning assets:
Federal funds sold	$8	$6	$2	$(43)	$(26)	$(17)
Interest-bearing deposits	(24)	4	(28)	6	3	3

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	244	384	(140)	(544)	(649)	105
Obligations of states and political subdivisions(1)	(6)	(28)	22	961	(85)	1,046
All other investment securities	1	2	(1)	13	6	7
Total investment securities	239	358	(119)	430	(728)	1,158

Loans, net of unearned income:
Demand, time and lease	6	10	(4)	(21)	(60)	39
Mortgage and construction	399	(402)	801	(247)	(658)	411
Installment and credit card	(546)	(794)	248	(725)	(535)	(190)
Total gross loans(2)	(141)	(1,186)	1,045	(993)	(1,253)	260
Allowance for credit losses	--	--	--	--	--	--
Total net loans	(141)	(1,186)	1,045	(993)	(1,253)	260
Total interest-earning assets	$82	$(818)	$900	$(600)	$(2,004)	$1,404

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$(16)	$(41)	$25	$(201)	$(260)	$59
Money market	(20)	(19)	(1)	(81)	(97)	16
Other time deposits	(628)	(491)	(137)	(655)	(686)	31
Total interest-bearing deposits	(664)	(551)	(113)	(937)	(1,043)	106
Non-interest-bearing deposits	--	--	--	--	--	--
Borrowed funds	32	1	31	12	(67)	79
Total interest-bearing liabilities	$(632)	$(550)	$(82)	$(925)	$(1,110)	$185

(1) Tax equivalent basis. (2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$4,962	$59	1.18%	$4,815	$51	1.06%	$5,919	$94	1.59%
Interest-bearing deposits	1,126	37	3.29	2,078	61	2.94	1,782	55	3.09

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	50,575	2,217	4.38	54,497	1,973	3.62	52,287	2,517	4.81
Obligations of states and political subdivisions(1)	41,016	2,696	6.57	40,655	2,702	6.64	25,402	1,741	6.85
All other investment securities	5,019	358	7.13	5,038	357	7.09	4,935	344	6.97
Total investment securities	96,610	5,271	5.46	100,190	5,032	5.02	82,624	4,602	5.57

Loans, net of unearned income:
Demand, time and lease	5,556	333	5.99	5,624	327	5.81	5,066	348	6.87
Mortgage and construction	100,590	6,494	6.46	88,853	6,095	6.86	83,444	6,342	7.60
Installment and credit card	74,902	4,376	5.84	71,326	4,922	6.90	73,851	5,647	7.65
Total gross loans(2)	181,048	11,203	6.19	165,803	11,344	6.84	162,361	12,337	7.60
Allowance for credit losses	(2,338)			(2,343)			(2,767)
Total net loans	178,710	11,203	6.27	163,460	11,344	6.94	159,594	12,337	7.59
Total interest-earning assets	281,408	16,570	5.89	270,317	16,488	6.06	249,919	17,088	6.84
Cash and due from banks	11,203			10,317			8,921
Other assets	13,162			12,039			10,199
Total assets	$305,773			$292,673			$269,039

LIABILITIES AND STOCKHOLDERS EQUITY:
Interest-bearing deposits:
Savings and NOW	$83,354	268	0.32%	$76,632	284	0.37%	$67,926	485	0.71%
Money market	21,146	85	0.40	21,514	105	0.49	19,770	186	0.94
Other time deposits	84,621	2,259	2.66	89,108	2,887	3.24	88,304	3,542	4.01
Total interest-bearing deposits	189,121	2,612	1.38	187,254	3,276	1.75	176,000	4,213	2.39
Short-term borrowed funds	3,983	57	1.43	1,816	28	1.54	755	16	2.12
Long-term borrowed funds	12,367	976	7.89	12,393	972	7.84	12,417	974	7.84
Total interest-bearing liabilities	205,471	3,645	1.77	201,463	4,277	2.12	189,172	5,202	2.75

Non-interest-bearing deposits	74,686			66,635			58,351
Other liabilities	1,191			2,154			1,389
Stockholders equity	24,425			22,421			20,127
Total liabilities and equity	$305,773			$292,673			$269,039
Net interest income		$12,925			$12,099			$11,886
Net interest spread			4.12%			3.94%			4.09%
Net interest margin			4.61%			4.48%			4.76%

(1) Tax equivalent basis. The incremental tax rate applied was 34.35% for 2004 and 35.23% for 2003. (2) Non-accrual loans included in average balance.

Provision For Credit Losses. During the year ended December 31, 2004, the Company made a provision of $340,000 for credit losses, compared to a provision of $40,000 during the year ended December 31, 2003, and no provision during the year ended December 31, 2002. At December 31, 2004, the allowance for loan losses equaled 398.68% of non-accrual and past due loans compared to 385.25% and 429.13% at December 31, 2003 and 2002, respectively. During the year ended December 31, 2004, the Company recorded net chargeoffs of $174,501 compared to $308,306 and $423,755 in net charge-offs during the years ended December 31, 2003 and 2002, respectively.

Other Income. Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on life insurance (including bank owned life insurance income (BOLI) and gains of approximately $117,000 from the death of an officer in 2002). For 2002, other income also included a curtailment gain of $763,644 on a post-retirement benefit plan amendment. Other income increased from $2,289,413---- in 2003 to $2,371,636 in 2004, a $82,223, or 3.59% increase. The increase was primarily due to gains on investment securities offset by a decrease in other fees and commissions. Other income decreased from $2,484,725 in 2002 to $2,289,413---- in 2003, a $195,312, or 7.86% decrease. The decrease was primarily due to the curtailment gain realized in 2002, partially offset by gains on investment securities, an increase in BOLI income and an increase in service charge income.

Other Expenses. Other expenses increased from $9,747,693 in 2003 to $10,359,377 in 2004, a $611,684 or 6.28% increase. This increase was primarily due to increases in salaries and employee benefits. Other expenses decreased from $9,956,847 in 2002 to $9,747,693 in 2003, a $209,154 or 2.1% decrease. This decrease was primarily due to a decrease in furniture and fixtures expense and operating expense, offset by an increase in employee benefits and occupancy expense relating to the opening of the Severna Park location.

Income Taxes. During the year ended December 31, 2004, the Company recorded income tax expense of $633,224, compared to income tax expense of $687,940 for the year ended December 31, 2003. During the year ended December 31, 2003, the Company recorded income tax expense of $687,940, compared to income tax expense of $1,084,945 for the year ended December 31, 2002. The decrease in income tax expense for 2003 as compared to 2002, despite higher net income in 2003, was primarily due to the tax advantaged treatment of the state and municipal securities portfolio and BOLI income.

Comparison of Financial Condition at December 31, 2004, 2003 and 2002

The Company's total assets increased to $302,312,126 at December 31, 2004 from $302,252,466 at December 31, 2003. The Company's total assets increased to $302,252,466 at December 31, 2003 from $279,406,206 at December 31, 2002. The increase in total assets during 2003 is attributable to increases in the loan and securities portfolios, funded by decreases in federal funds sold and increases in deposits and short term borrowings.

The Company's net loan portfolio increased to $182,291,292 at December 31, 2004 compared to $172,819,049 at December 31, 2003 and $158,286,746 at December 31, 2002. The increase in the loan portfolio during the 2004 period is primarily due to an increase in residential mortgages with lesser increases in commercial mortgages and indirect automobile loans. The increase in the loan portfolio during 2003, is primarily due to residential mortgage loans increasing by approximately $14.9 million.

During 2004, the Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $94,906,047, a $8,275,060 or 8.02%, decrease from $103,181,107 at December 31, 2003. This decrease is primarily attributable to a decrease in state and municipal securities. During 2003, the Company's total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $103,181,107, a $11,321,056 or 12.32%, increase from $91,860,051 at December 31, 2002. This increase is primarily attributable to an increase in state and municipal and U.S. Government agency securities, offset by a decrease in mortgage backed securities.

Deposits as of December 31, 2004 totaled $261,674,043, an increase of $4,765,808, or 1.86%, from the $256,908,235 total as of December 31, 2003. Deposits as of December 31, 2003 totaled $256,908,235, an increase of $15,488,628, or 6.42%, from the $241,419,607 total as of December 31, 2002. Demand deposits as of December 31, 2004 totaled $73,427,366, a $3,778,547, or 5.43%, increase from $69,648,819 at December 31, 2003. NOW and Super NOW accounts as of December 31, 2004 decreased by $1,310,661 or 4.61% from their 2003 level to $27,089,844. Money market accounts increased by $64,403 or 0.32%, from their 2003 level to total $20,208,804 at December 31, 2004. Savings deposits increased by $4,286,115, or 8.03%, from their 2003 level, to $57,664,694 at December 31, 2004. Time deposits over $100,000 totaled $21,003,332 on December 31, 2004, a decrease of $545,796, or 2.53% from December 31, 2003. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $62,280,003 on December 31, 2004, a $1,506,802 or a 2.36%, decrease from December 31, 2003.

Total stockholders equity as of December 31, 2004 increased by $ 1,796,780, or 7.50%, from the 2003 period. The increase was attributed to an increase in retained earnings, surplus and common stock offset by a decline in accumulated other comprehensive income, net of tax. Total stockholders equity as of December 31, 2003 increased by $2,158,242, or 9.91%, from the 2002 period. The increase was attributed to an increase in retained earnings and surplus, offset by a decline in accumulated other comprehensive income, net of tax.

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

The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2004, the Bank has accrued $150,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Contractual Obligations. The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		PAYMENTS DUE IN
(IN THOUSANDS)	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL

Deposits without a stated maturity (a),(c)	9	$178,390	$--	$--	$--	$178,390
Time deposits (a)	9	39,905	31,002	9,763	2,614	83,284
Short-term borrowings (a)	6	542	--	--	--	542
Long-term borrowings (b)	7,8	575	1,157	1,166	12,735	15,633
Operating leases	5	235	472	402	1,940	3,049

(a)	Excludes interest
(b)	Includes Junior Subordinated Debentures and semi-annual payments (made in March and September) of $273,215. This is also assuming that the Debentures will be paid off in September 2010.
(c)	Includes non-interest bearing deposits.

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2004. Further discussion of these commitments is included in Note 16 to the consolidated financial statements.

	PAYMENTS DUE IN
(IN THOUSANDS)	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL

Loan commitments:
Other mortgage loans	$4,287	$--	$--	$--	$4,287

Unused lines of credit:
Home-equity lines	1,123	728	416	4,030	6,297
Commercial lines	10,551	--	--	--	10,551
Unsecured consumer lines	836	--	--	--	836

Letters of credit	178	--	--	545	723

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing. The Company's principal market risk is interest rate risk that arises from its lending, investing and deposit taking activities. The Company's profitability is dependent on the Bank's net interest income. Interest rate risk can significantly affect net interest income to the degree that interest bearing liabilities mature or reprice at different intervals than interest earning assets. The Bank's Asset/Liability and Risk Management Committee oversees the management of interest rate risk. The primary purpose of the committee is to manage the exposure of net interest margins to unexpected changes due to interest rate fluctuations. The Company does not utilize derivative financial or commodity instruments or hedging strategies in its management of interest rate risk. The primary tool used by the committee to monitor interest rate risk is a "gap" report which measures the dollar difference between the amount of interest bearing assets and interest bearing liabilities subject to repricing within a given time period. These efforts affect the loan pricing and deposit rate policies of the Company as well as the asset mix, volume guidelines, and liquidity and capital planning.

The following table sets forth the Bank's interest-rate sensitivity at December 31, 2004.

	0-3 Months	Over 3 To 12 Months	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Assets:
Cash and due from banks	$--	$--	$--	$--	$9,767
Federal funds and overnight deposits	1,613	--	--	--	1,613
Securities	500	2,392	8,615	84,318	95,825
Loans	15,500	5,369	80,720	84,034	185,623
Fixed Assets	--	--	--	--	4,031
Other Assets	--	--	--	--	5,631

Total assets	$17,613	$7,761	$89,335	$168,352	$302,312

Liabilities:
Demand deposit accounts	$--	$--	$--	$--	$73,427
NOW accounts	27,090	--	--	--	27,090
Money market deposit accounts	20,209	--	--	--	20,209
Savings accounts	57,665	220	--	--	57,885
IRA accounts	1,788	4,559	14,980	1,583	22,910
Certificates of deposit	13,492	19,847	25,784	1,030	60,153
Other liabilities	--	--	--	--	9,739
Junior Subordinated Debenture	--	--	--	--	5,155
Stockholders equity	--	--	--	--	25,744

Total liabilities and Stockholders equity	$120,244	$24,626	$40,764	$2,613	$302,312

GAP	$(102,631)	$(16,865)	$48,571	$165,739
Cumulative GAP	(102,631)	(119,496)	(70,925)	94,814
Cumulative GAP as a % of total assets	(33.95%)	(39.53%)	(23.46%)	31.36%

The foregoing analysis assumes that the Bank's assets and liabilities move with rates at their earliest repricing opportunities based on final maturity. Mortgage backed securities are assumed to mature during the period in which they are estimated to prepay and it is assumed that loans and other securities are not called prior to maturity. Certificates of deposit and IRA accounts are presumed to reprice at maturity. NOW savings accounts are assumed to reprice at within three months although it is the Company's experience that such accounts may be less sensitive to changes in market rates.

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2004, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-10.7%	-3.3%	1.9%	5.4%
% Change in Economic Value of Equity	-13.0%	-4.7%	-3.7%	-9.6%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2004, totaled $11,373,891, a decrease of $1,521,003 or 11.80%, from the December 31, 2003 total of $12,894,894. Most of this decrease was due to a decrease in the vault cash held at the branches and a decrease in deposits held at two other institutions.

As of December 31, 2004, the Bank was permitted to draw on a $36.2 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank's residential mortgage loans and its portfolio of U.S. Government and agency securities. As of December 31, 2004, a $7 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5 million from another commercial bank on which it has not drawn. Furthermore, on September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. As of December 31, 2004, the full $5,155,000 was outstanding.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2004, the Company was in compliance with these requirements with a leverage ratio of 9.85%, a Tier 1 risk-based capital ratio of 15.15% and total risk-based capital ratio of 16.40%. At December 31, 2004, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

Critical Accounting Policies

The Company's accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements, starting on page F-8 and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company's estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company's financial statements, including the identification of the variables most important in the estimation process:

Allowance for Credit Losses. The Bank's allowance for credit losses is determined based upon estimates that can and do change when the actual events occur, including historical losses as an indicator of future losses, fair market value of collateral, and various general or industry or geographic specific economic events.  The use of these estimates and values is inherently subjective and the actual losses could be greater or less than the estimates.  For further information regarding our allowance for credit losses, see "Allowance for Credit Losses" under Item 1- "Business" of this Annual Report.

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

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretations No. 46 (FIN 46), Consolidation of Variable Interest Entities, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

During the third quarter of 2003, the Company applied the provisions of FIN 46 to a wholly-owned subsidiary trust that issued capital securities to third-party investors. The application of FIN 46 resulted in the deconsolidation of a wholly-owned subsidiary trust. See Note 8 for further discussion of this trust and the Company's related obligations.

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

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2003.

In December 2004, the FASB issued SFAS No. 123, "Share-Based Payment (Revised 2004)." SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (modified prospective application). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The Company expects to recognize additional pre-tax, quarterly compensation costs beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

In November 2003, the FASB also issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This statement establishes standards for accounting for and disclosure of declines in fair value below cost basis of available for sale and held to maturity investment securities. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item may be found in Item 7 of Part II of this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation-Market Risk Management", which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 16(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is effective. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company's Audit Committee is incorporated herein by reference to the section captioned "Meetings and Committees of the Board of Directors" in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The information with respect to the Company's Code of Ethics is incorporated herein by reference to the section captioned "Code of Ethics" in the Proxy Statement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned "Authorization for Appointment of Auditors - Disclosure of Independent Auditor Fees" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)

23	Consent of Trice Geary & Myers LLC

31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

Date: March 10, 2005	By:	/s/ F. William Kuethe, Jr.

F. William Kuethe, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. William Kuethe, Jr.	President, Chief Executive Officer and Director	March 10, 2005
F. William Kuethe, Jr.

/s/ Michael G. Livingston	Deputy Chief Executive Officer,	March 10, 2005
Michael G. Livingston	Executive Vice President, Chief
Operating Officer and Director

/s/ John E. Porter	Senior Vice President and Chief	March 10, 2005
John E. Porter	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 10, 2005
John E. Demyan

/s/ Shirley E. Boyer	Director	March 10, 2005
Shirley E. Boyer

/s/ Thomas Clocker	Director	March 10, 2005
Thomas Clocker

/s/ Alan E. Hahn	Director	March 10, 2005
Alan E. Hahn

	Director	March __, 2005
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 10, 2005
Charles Lynch

/s/ William N. Scherer, Sr.	Director	March 10, 2005
William N. Scherer, Sr.

/s/ Karen B. Thorwarth	Director	March 10, 2005
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 10, 2005
Mary Lou Wilcox

34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2004, 2003, and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2004, 2003, and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Trice Geary & Myers LLC

Salisbury, Maryland
January 28, 2005

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2004	2003	2002

Assets
Cash and due from banks	$9,766,710	$11,119,791	$11,297,175
Interest-bearing deposits in other financial institutions	65,947	57,192	41,335
Federal funds sold	1,541,234	1,717,911	4,403,578
Cash and cash equivalents	11,373,891	12,894,894	15,742,088
Certificates of deposit in other financial institutions	--	--	100,000
Investment securities available for sale, at fair value	93,278,857	99,602,353	84,657,682
Investment securities held to maturity (fair value
2004 $1,761,894; 2003 $3,815,855; 2002 $7,615,702)	1,627,190	3,578,754	7,202,369
Federal Home Loan Bank stock, at cost	919,000	896,400	703,200
Maryland Financial Bank stock, at cost	100,000	--	--
Common stock in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Ground rents, at cost	235,700	248,300	249,900
Loans, less allowance for credit losses
2004 $2,411,894; 2003 $2,246,395; 2002 $2,514,700	182,291,292	172,819,049	158,286,746
Premises and equipment, at cost, less accumulated depreciation	4,030,777	4,219,812	4,143,429
Accrued interest receivable on loans and investment securities	1,484,869	1,575,918	1,547,511
Other real estate owned	50,000	171,882	413,373
Cash value of life insurance	5,483,681	4,782,258	5,024,964
Other assets	1,281,869	1,307,846	1,179,944

Total assets	$302,312,126	$302,252,466	$279,406,206

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$73,427,366	$69,648,818	$59,061,977
Interest-bearing	188,246,677	187,259,417	182,357,630
Total deposits	261,674,043	256,908,235	241,419,607
Short-term borrowings	541,672	6,601,920	837,074
Long-term borrowings	7,199,708	7,226,501	7,251,489
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155,000	5,155,000	5,155,000
Dividends payable	287,938	236,938	236,291
Accrued interest payable on deposits	55,980	67,099	111,398
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518
Deferred income tax liabilities	330,583	792,100	915,314
Other liabilities	1,151,276	1,145,527	1,519,129
Total liabilities	276,567,718	278,304,838	257,616,820

Commitments, contingencies and subsequent event

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding 2004 2,041,033 shares;
2003 1,689,281 shares; 2002 1,677,173 shares	2,041,033	1,689,281	1,677,173
Surplus	11,169,283	10,861,986	10,637,578
Retained earnings	11,773,915	10,115,038	7,946,747
Accumulated other comprehensive income, net of tax	760,177	1,281,323	1,527,888
Total stockholders' equity	25,744,408	23,947,628	21,789,386

Total liabilities and stockholders' equity	$302,312,126	$302,252,466	$279,406,206

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2004	2003	2002

Interest income on:
Loans, including fees	$11,203,896	$11,344,040	$12,336,820
U.S. Treasury securities	-	18,394	59,818
U.S. Government agency securities	2,216,554	1,954,437	2,457,585
State and municipal securities	1,769,813	1,749,556	1,206,798
Corporate trust preferred securities	358,290	356,740	341,094
Federal funds sold	59,461	51,141	93,735
Other	53,113	65,710	74,432
Total interest income	15,661,127	15,540,018	16,570,282

Interest expense on:
Deposits	2,611,536	3,276,093	4,212,826
Short-term borrowings	56,938	24,046	10,992
Long-term borrowings	429,484	430,155	431,884
Junior subordinated debentures	546,703	546,430	546,430
Total interest expense	3,644,661	4,276,724	5,202,132

Net interest income	12,016,466	11,263,294	11,368,150

Provision for credit losses	340,000	40,000	-

Net interest income after provision for credit losses	11,676,466	11,223,294	11,368,150

Other income:
Service charges on deposit accounts	899,196	924,709	917,816
Other fees and commissions	859,539	781,795	725,421
Gains on investment securities, net	411,478	218,579	52,880
Income on life insurance	201,423	364,330	24,964
Curtailment gain on post-retirement benefits plan amendment	-	-	763,644
Total other income	2,371,636	2,289,413	2,484,725

Other expenses:
Salaries and wages	4,404,605	4,133,621	4,165,994
Employee benefits	1,891,244	1,687,775	1,614,284
Occupancy	684,242	709,122	589,289
Furniture and equipment	839,485	821,747	854,059
Other expenses	2,539,801	2,395,428	2,733,221
Total other expenses	10,359,377	9,747,693	9,956,847

Income before income taxes	3,688,725	3,765,014	3,896,028

Federal and state income tax expense	633,224	687,940	1,084,945

Net income	$3,055,501	$3,077,074	$2,811,083

Basic and diluted earnings per share of common stock	$1.50	$1.52	$1.40

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2004	2003	2002

Net income	$3,055,501	$3,077,074	$2,811,083

Other comprehensive (loss) income, net of tax
Unrealized holding (losses) gains arising during the
period (net of deferred (benefits) taxes 2004 ($173,611);
2003 ($70,722); 2002 $1,081,0955)	(275,926)	(112,401)	1,718,218
Reclassification adjustment for gains included in net
income (net of deferred taxes 2004 $154,291;
2003 $84,415; 2002 $17,182)	(245,220)	(134,164)	(27,307)
Total other comprehensive (loss) income	(521,146)	(246,565)	1,690,911

Comprehensive income	$2,534,355	$2,830,509	$4,501,994

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2004, 2003, and 2002

					Accumulated
	Common				Other	Total
	Stock			Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balances, December 31, 2001	1,663,560	$1,663,560	$10,390,511	$5,970,537	$(163,023)	$17,861,585

Net income	-	-	-	2,811,083	-	2,811,083
Cash dividends, $.42 per share	-	-	-	(834,873)	-	(834,873)
Dividends reinvested under dividend
reinvestment plan	10,548	10,548	169,522	-	-	180,070
Shares issued under employee stock
purchase plan	3,065	3,065	39,140	-	-	42,205
Vested stock options, net	-	-	38,405	-	-	38,405
Other comprehensive income, net of tax	-	-	-	-	1,690,911	1,690,911

Balances, December 31, 2002	1,677,173	1,677,173	10,637,578	7,946,747	1,527,888	21,789,386

Net income	-	-	-	3,077,074	-	3,077,074
Cash dividends, $.45 per share	-	-	-	(908,783)	-	(908,783)
Dividends reinvested under dividend
reinvestment plan	8,758	8,758	187,702	-	-	196,460
Shares issued under employee stock
purchase plan	3,350	3,350	42,779	-	-	46,129
Expired stock options, net	-	-	(6,073)	-	-	(6,073)
Other comprehensive loss, net of tax	-	-	-	-	(246,565)	(246,565)

Balances, December 31, 2003	1,689,281	1,689,281	10,861,986	10,115,038	1,281,323	23,947,628

Net income	-	-	-	3,055,501	-	3,055,501
Cash dividends, $.52 per share	-	-	-	(1,059,357)	-	(1,059,357)
Dividends reinvested under dividend
reinvestment plan	10,796	10,796	221,159	-	-	231,955
Shares issued under employee stock
purchase plan	3,689	3,689	72,673	-	-	76,362
Stock split effected in form of 20%
stock dividend	337,267	337,267	-	(337,267)	-	-
Vested stock options, net	-	-	13,465	-	-	13,465
Other comprehensive loss, net of tax	-	-	-	-	(521,146)	(521,146)

Balances, December 31, 2004	2,041,033	$2,041,033	$11,169,283	$11,773,915	$760,177	$25,744,408

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2004	2003	2002

Cash flows from operating activities:
Net income	$3,055,501	$3,077,074	$2,811,083
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation, amortization, and accretion	828,444	1,503,805	1,241,007
Compensation expense (income) from vested stock options, net	13,465	(6,073)	38,405
Provision for credit losses	340,000	40,000	-
Losses on other real estate owned	7,372	6,491	6,789
Deferred income (benefits) taxes, net	(133,613)	31,925	278,768
(Gains) losses on disposals of assets, net	(409,211)	(216,776)	14,429
Income on investment in life insurance	(201,423)	(364,330)	(24,964)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	91,049	(28,407)	(20,493)
Decrease (increase) in other assets	5,663	(79,638)	(209,838)
Decrease in accrued interest payable	(11,119)	(44,299)	(43,776)
Increase (decrease) in other liabilities	5,749	(373,602)	(840,072)

Net cash provided by operating activities	3,591,877	3,546,170	3,251,338

Cash flows from investing activities:
Maturities of held to maturity mortgage-backed securities	952,233	3,119,394	3,179,978
Maturities of other held to maturity investment securities	1,000,000	499,732	6,134,713
Maturities of available for sale mortgage-backed securities	6,984,287	22,500,165	12,624,980
Maturities of other available for sale investment securities	3,229,796	718,025	2,044,232
Sales of available for sale debt securities	18,345,056	10,994,980	4,989,082
Purchases of available for sale mortgage-backed securities	(18,214,141)	(33,252,275)	(30,417,008)
Purchases of other available for sale investment securities	(4,651,079)	(16,928,577)	(16,085,767)
Purchase of FHLB stock	(22,600)	(193,200)	(50,900)
Purchase of MFB stock	(100,000)	-	-
Maturity of certificate of deposit	-	100,000	-
Proceeds from life insurance	-	607,034	-
Purchase of life insurance contracts	(500,000)	-	(5,000,000)
(Increase) decrease in loans, net	(9,697,733)	(14,572,303)	6,282,506
Proceeds from sales of other real estate	-	235,000	-
Purchases of premises and equipment	(417,426)	(784,278)	(904,507)

Net cash used by investing activities	(3,091,607)	(26,956,303)	(17,202,691)

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW
accounts, money market accounts, and savings accounts, net	3,778,548	20,933,258	9,587,004
Increase (decrease) in time deposits, net	987,260	(5,444,630)	2,525,885
(Decrease) increase in short-term borrowings	(6,060,248)	5,764,846	(45,334)
Repayments of long-term borrowings	(26,793)	(24,988)	(23,302)
Cash dividends paid	(1,008,357)	(908,136)	(793,915)
Common stock dividends reinvested	231,955	196,460	180,070
Issuance of common stock	76,362	46,129	42,205

Net cash (used) provided by financing activities	(2,021,273)	20,562,939	11,472,613

Decrease in cash and cash equivalents	(1,521,003)	(2,847,194)	(2,478,740)

Cash and cash equivalents, beginning of year	12,894,894	15,742,088	18,220,828

Cash and cash equivalents, end of year	$11,373,891	$12,894,894	$15,742,088

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2004	2003	2002

Supplementary Cash Flow Information:
Interest paid	$3,655,780	$4,321,023	$5,245,908
Income taxes paid	908,812	689,087	712,844
Total (decrease) increase in unrealized (depreciation)
appreciation on available for sale securities	(849,050)	(401,702)	2,754,826

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

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of Glen Burnie Bancorp (“Bancorp” or “Company”) and its subsidiaries, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate. Intercompany balances and transactions have been eliminated. The Parent Only financial statements (see Note 21) of the Company account for the subsidiaries using the equity method of accounting.

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

Other Securities:

Federal Home Loan Bank (“FHLB”) and Maryland Financial Bank (“MFB”) stocks are equity interests that do not necessarily have readily determinable fair values for purposes of Statement of Financial Accounting Standards (“SFAS”) No 115, Accounting for Certain Investments in Debt and Equity Securities, because their ownership is restricted and they lack a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLB or another member institution.

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

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. No loans were converted to OREO in 2004, 2003, or 2002. The Bank financed no sales of OREO for 2004, 2003, or 2002.

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

Intangible Assets:

A core deposit intangible asset of $544,652, relating to a branch acquisition, is being amortized on the straight-line method over 10 years. Accumulated amortization totaled $503,802, $449,337, and $394,872 at December 31, 2004, 2003, and 2002, respectively. Amortization expense totaled $54,465 for each of the years ended December 2004, 2003, and 2002.

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. As of December 31, 2004, 2003, and 2002, certain loans existed which management considered impaired (See Note 4); in addition, in 2002 certain long-lived assets were deemed to be impaired also (See Note 5).

Income Taxes:

The provision for Federal and state income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Temporary differences which give rise to deferred tax benefits relate principally to deferred compensation and benefit plans, allowance for credit losses, and reserve for unfunded commitments.

Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, allowance for credit losses, accumulated securities discount accretion, and net unrealized appreciation on investment securities available for sale.

Credit Risk:

The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2004, the Bank had deposits and Federal funds sold with a separate financial institution of approximately $2,053,000.

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

The Company expects to adopt the provisions of SFAS No. 123R on January 1, 2006. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for the Company on January 1, 2006 (See Note 20).

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

Note 2. Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $5,684,000, $4,901,000, and $4,196,000 during the years ended December 31, 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$12,511,877	$93,242	$487,504	$12,117,615
State and municipal	35,956,838	1,237,281	88,450	37,105,669
Corporate trust preferred	5,008,127	459,840	-	5,467,967
Mortgage-backed	38,563,539	187,391	163,324	38,587,606
	$92,040,381	$1,977,754	$739,278	$93,278,857

Held to maturity:
State and municipal	$682,945	$71,933	$-	$754,878
Mortgage-backed	944,245	62,771	-	1,007,016
	$1,627,190	$134,704	$-	$1,761,894

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$13,066,518	$382,806	$214,216	$13,235,108
State and municipal	42,941,347	1,342,191	74,432	44,209,106
Corporate trust preferred	5,025,537	495,725	1,419	5,519,843
Mortgage-backed	36,481,430	361,884	205,018	36,638,296
	$97,514,832	$2,582,606	$495,085	$99,602,353

Held to maturity:
U.S. Government agencies	$1,000,000	$48,293	$-	$1,048,293
State and municipal	682,817	66,133	-	748,950
Mortgage-backed	1,895,937	122,675	-	2,018,612
	$3,578,754	$237,101	$-	$3,815,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury	$499,497	$14,568	$-	$514,065
U.S. Government agencies	8,084,257	469,446	140,000	8,413,703
State and municipal	31,216,663	812,011	86,496	31,942,178
Corporate trust preferred	5,056,735	471,397	-	5,528,132
Mortgage-backed	37,311,301	948,303	-	38,259,604
	$82,168,453	$2,715,725	$226,496	$84,657,682

Held to maturity:
U.S. Government agencies	$1,499,692	$106,321	$-	$1,606,013
State and municipal	682,688	47,014	-	729,702
Mortgage-backed	5,019,989	259,998	-	5,279,987
	$7,202,369	$413,333	$-	$7,615,702

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 are as follows:

Securities available for sale:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Government agencies	$3,471,719	$24,504	$1,537,000	$463,000	$5,008,719	$487,504
State and Municipal	3,531,704	45,151	1,989,067	43,299	5,520,771	88,450
Mortgaged-backed	12,162,333	84,458	3,563,678	78,866	15,726,011	163,324
	$19,165,756	$154,113	$7,089,745	$585,165	$26,255,501	$739,278

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain is investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Contractual maturities of investment securities at December 31, 2004, 2003, and 2002 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2004	Cost	Value	Cost	Value

Due within one year	$2,874,617	$2,893,275	$-	$-
Due over one to five years	7,894,560	8,011,579	-	-
Due over five to ten years	17,111,432	17,210,406	-	-
Due over ten years	25,596,233	26,575,991	682,945	754,878
Mortgage-backed, due in monthly installments	38,563,539	38,587,606	944,245	1,007,016
	$92,040,381	$93,278,857	$1,627,190	$1,761,894

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2003	Cost	Value	Cost	Value

Due within one year	$1,145,360	$1,160,318	$1,000,000	$1,048,293
Due over one to five years	11,310,601	11,774,429	-	-
Due over five to ten years	17,628,071	17,797,250	-	-
Due over ten years	30,949,370	32,232,060	682,817	748,950
Mortgage-backed, due in monthly installments	36,481,430	36,638,296	1,895,937	2,018,612
	$97,514,832	$99,602,353	$3,578,754	$3,815,855

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2002	Cost	Value	Cost	Value

Due within one year	$579,445	$595,838	$-	$-
Due over one to five years	7,370,459	7,707,811	1,499,692	1,606,013
Due over five to ten years	5,762,134	6,085,881	-	-
Due over ten years	31,145,134	32,008,548	682,688	729,702
Mortgage-backed, due in monthly installments	37,311,281	38,259,604	5,019,989	5,279,987
	$82,168,453	$84,657,682	$7,202,369	$7,615,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

Proceeds from sales of available for sale securities prior to maturity totaled $18,345,056, $10,994,980, and $4,989,082 for the years ended December 31, 2004, 2003, and 2002, respectively. The Bank realized gains of $483,760 and losses of $72,282 on those sales for 2004. The Bank realized gains of $220,034 and losses of $1,455 on those sales for 2003. The Bank realized gains of $52,943 and losses of $63 on those sales for 2002. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax expense relating to net gains on sales of investment securities totaled $158,913, $84,415, and $20,422 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Bank has no derivative financial instruments required to be disclosed under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4. Loans

Major categories of loans are as follows:

	2004	2003	2002
Mortgage:
Residential	$71,038,619	$64,470,867	$49,572,269
Commercial	31,982,864	28,525,381	31,584,086
Construction and land development	2,080,178	3,112,105	2,337,489
Demand and time	5,617,982	6,113,311	5,374,283
Installment	74,902,306	73,824,338	72,780,383
	185,621,949	176,046,002	161,648,510
Unearned income on loans	(918,763)	(980,558)	(847,064)
	184,703,186	175,065,444	160,801,446
Allowance for credit losses	(2,411,894)	(2,246,395)	(2,514,700)
	$182,291,292	$172,819,049	$158,286,746

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $55,703,000, $53,833,000, and $52,795,000 of such loans at December 31, 2004, 2003, and 2002, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2004, 2003, and 2002, the amounts of such loans outstanding totaled $1,443,878, $1,998,843, and $1,244,758, respectively. During 2004, loan additions and repayments totaled $587,471 and $1,142,436, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

Loans on which the accrual of interest has been discontinued totaled $598,162, $572,282, and $571,057 at December 31, 2004, 2003, and 2002, respectively. Interest that would have been accrued under the terms of these loans totaled $46,751, $56,882, and $9,188 for the years ended December 31, 2004, 2003, and 2002, respectively.

The allowance for credit losses is as follows:

	2004	2003	2002

Balance, beginning of year	$2,246,395	$2,514,700	$2,938,455
Provision for credit losses	340,000	40,000	-
Recoveries	377,213	449,909	306,332
Loans charged off	(551,714)	(758,214)	(730,087)
Balance, end of year	$2,411,894	$2,246,395	$2,514,700

Information regarding loans classified by the Bank as impaired is summarized as follows:

	2004	2003	2002

Loans classified as impaired	$490,656	$425,458	$355,489

Allowance for credit losses on impaired loans	116,160	154,923	109,310
Average balance of impaired loans	461,400	288,180	175,609

Following is a summary of cash receipts on impaired loans and how they were applied:

Cash receipts applied to reduce principal balance	$27,630	$64,490	$19,381
Cash receipts recognized as interest income	27,190	20,945	8,454
Total cash receipts	$54,820	$85,435	$27,835

At December 31, 2004, the recorded investment in new troubled debt restructurings totaled $94,783. The average recorded investment in troubled debt restructurings totaled $96,624 for the year ended December 31, 2004. The allowance for credit losses relating to troubled debt restructurings totaled $31,436 at December 31, 2004. The Bank recognized $8,015 in interest income on troubled debt restructurings for cash payments received in 2004. All prior investments in troubled debt were performing under the terms of the modified agreements, with the exception of one credit relationship classified as impaired in the amount of $173,010 as of December 31, 2004.

No troubled debt restructurings transpired in 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2004	2003	2002

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	4,437,516	4,399,730	4,166,210
Equipment and fixtures	5-30 years	5,248,830	5,062,486	5,304,871
Construction in progress		298,480	282,341	622,587
		10,669,803	10,429,534	10,778,645
Accumulated depreciation		(6,639,026)	(6,209,722)	(6,012,629)
		$4,030,777	$4,219,812	$4,766,016

Construction in progress at December 31, 2004 relates primarily to certain computer hardware and software upgrades in the main office and leasehold improvements and equipment and fixtures in the new Linthicum branch.

Depreciation expense totaled $469,633, $453,967, and $508,301 for the years ended December 31, 2004, 2003, and 2002, respectively. Amortization of software and intangible assets totaled $167,474, $205,461, and $190,493 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Bank leases its South Crain Highway and Severna Park branches. Minimum lease obligations under the South Crain Highway branch are $115,400 per year through September 2009, adjusted annually by the CPI. Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2007. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $125,198, $106,928, and $117,929 for the years ended December 31, 2004, 2003, and 2002, respectively.

In January 2005, the Bank opened its new Linthicum branch and entered into an operating lease agreement. Minimum lease obligations under this arrangement are $90,000 per year through December 2014, adjusted annually on a pre-determined basis, with one ten year extension option. The Bank is also required to pay all maintenance costs under this leasing arrangement.

In the fourth quarter of 2002, the Board of Directors of the Company decided to close and relocate the existing Severna Park branch. At December 31, 2002, management determined that leasehold improvements made to this Severna Park branch, with a book value of $64,648, were impaired as prescribed by SFAS No. 144, and had no net realizable value, and recorded an asset impairment loss from continuing operations for this amount. The Bank also accrued approximately $77,000, as prescribed in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (See Note 20), relating to the estimated future lease and maintenance obligations. All expenses were included in other operating expenses for 2002 (see Note 14).

Note 6. Short-term borrowings

Short-term borrowings are as follows:

	2004	2003	2002

Notes payable - U.S. Treasury	$541,672	$401,920	$837,074
FHLB	-	6,200,000	-
	$541,672	$6,601,920	$837,074

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Short-term borrowings (continued)

Notes payable to the U.S. Treasury represents Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. This arrangement is secured by investment securities with an amortized cost of approximately $1,000,000 at December 31, 2004, 2003, and 2002.

The Bank owned 9,190 shares of common stock of the FHLB at December 31, 2004. The Bank is required to maintain an investment of .2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments. This investment was a condition for obtaining a variable rate, 2.24% at December 31, 2004, credit facility with the FHLB. The credit available under this facility is determined at 12% of the Bank’s total assets, or approximately $36,200,000 at December 31, 2004. Long-term advances totaled $7,000,000 under this credit arrangement at December 31, 2004 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings under this facility approximated $3,605,000, $1,555,000 and $233,000 for 2004, 2003, and 2002, respectively.

The Bank also has available $5,000,000 in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary. No outstanding borrowings existed under this credit arrangement at December 31, 2004, 2003, and 2002.

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2004	2003	2002

Federal Home Loan Bank of Atlanta, convertible advance	$7,000,000	$7,000,000	$7,000,000
Mortgage payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through
October 2010, secured by real estate	199,708	226,501	251,489
	$7,199,708	$7,226,501	$7,251,489

The Federal Home Loan Bank of Atlanta convertible advance matures in September 2010, with interest at 5.84%, payable quarterly. The Federal Home Loan Bank of Atlanta has the option of converting the rate to a three-month LIBOR; however, if converted, the borrowing can be repaid without penalty. The proceeds of the convertible advance were used to purchase higher yielding investment securities.

At December 31, 2004, the scheduled maturities of long-term borrowings are approximately as follows:

2004

2005	$29,000
2006	31,000
2007	33,000
2008	35,000
2009	38,000
2010	7,034,000
$7,200,000

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

In the third quarter of 2003, as a result of applying the provisions of FIN 46, governing when an equity interest should be consolidated, the Company was required to deconsolidate this subsidiary trust from its financial statements since the trust is considered a variable interest entity for which the Company is not the primary beneficiary. The deconsolidation of the net assets and results of operations of the trust had no impact on the Company’s financial statements or liquidity position since the Company continues to be obligated to repay the debentures held by the trust and guarantees repayment of the capital securities issued by the trust. The consolidated debt obligation related to the trust is $5,155,000 of which $155,000 relates to the Bancorp’s common ownership interest in the trust.

Despite the fact that Trust I is not included in the Company’s consolidated financial statements, the $5.0 million in trust preferred securities issued by the trust are included in the Tier 1 capital of the Bank for regulatory capital purposes as allowed by the Federal Reserve Board. In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Bank holding companies with significant international operations would generally be expected to limit trust preferred securities and certain other capital elements to 15% of Tier 1 capital elements, net of goodwill. Based on the proposed rule, the Company expects to include all of its $5.0 million in trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes. The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

Note 9. Deposits

Major classifications of interest-bearing deposits are as follows:

	2004	2003	2002

NOW and SuperNOW	$27,089,844	$28,400,505	$24,071,173
Money Market	20,208,804	20,144,401	19,889,727
Savings	57,664,694	53,378,579	47,616,167
Certificates of Deposit, $100,000 or more	16,556,548	15,649,757	17,698,559
Other time deposits	66,726,787	69,686,175	73,082,004
	$188,246,677	$187,259,417	$182,357,630

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits (continued)

Interest expense on deposits is as follows:

	2004	2003	2002

NOW and SuperNOW	$31,465	$42,980	$64,644
Money Market	84,385	104,546	186,059
Savings	236,550	241,429	431,320
Certificates of Deposit, $100,000 or more	424,710	584,996	684,691
Other time deposits	1,834,426	2,302,142	2,846,112
	$2,611,536	$3,276,093	$4,212,826

At December 31, 2004, the scheduled maturities of time deposits are approximately as follows:

2004

2005	$39,905,000
2006	20,227,000
2007	10,775,000
2008	5,366,000
2009	4,397,000
2010 and thereafter	2,614,000
$83,284,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1,309,000, $1,048,000, and $1,058,000 at December 31, 2004, 2003, and 2002, respectively.

The Bank had no brokered deposits at December 31, 2004, 2003, and 2002.

Note 10. Income Taxes

The components of income tax expense for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Current:
Federal	$660,981	$561,686	$739,995
State	105,856	94,330	66,182
Total current	766,837	656,016	806,177
Deferred income taxes (benefits):
Federal	(111,600)	26,453	229,215
State	(22,013)	5,471	49,553
Total deferred	(133,613)	31,924	278,768
Income tax expense	$633,224	$687,940	$1,084,945

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002

Income before income taxes	$3,688,725	$3,765,014	$3,896,028

Taxes computed at Federal income tax rate	$1,254,167	$1,280,105	$1,324,650
Increase (decrease) resulting from:
Tax-exempt income	(648,864)	(693,992)	(408,130)
State income taxes, net of Federal income tax benefit	55,336	65,869	108,518
Other	(27,415)	35,958	59,907
Income tax expense	$633,224	$687,940	$1,084,945

The components of the net deferred income tax liabilities as of December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002

Deferred income tax benefits:
Accrued deferred compensation and benefit plan obligations	$57,807	$80,173	$105,359
Allowance for credit losses	140,771	-	-
Other real estate owned	-	-	32,375
Reserve for unfunded commitments	57,930	57,930	57,930
Total deferred income tax benefits	256,508	138,103	195,664

Deferred income tax liabilities:
Accumulated depreciation	76,244	71,052	61,016
Allowance for credit losses	-	8,235	45,650
Accumulated securities discount accretion	32,547	44,713	42,972
Net unrealized appreciation on investment securities available for sale	478,300	806,203	961,340
Total deferred income tax liabilities	587,091	930,203	1,110,978
Net deferred income tax liabilities	$(330,583)	$(792,100)	$(915,314)

Note 11. Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees. Contributions under this plan, made from an existing safe harbor accrual as a result of a prior termination of a defined benefit pension plan, totaled $182,581, $188,995, and $188,470 for the years ended December 31, 2004, 2003 and 2002, respectively. Beginning in 2004, the Bank is also accruing additional contributions under this plan, as the safe harbor accrual is exhausted. These additional contributions, included in employee benefit expense, totaled $210,000 for the year ended December 31, 2004. The Bank is also making additional contributions under this plan to certain employees whose retirement funds were negatively affected by the termination of a defined benefit pension plan. These additional contributions, included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Pension and Profit Sharing Plans (continued)

in employee benefit expense, totaled $60,182, $76,189, and $103,476 for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, the Bank has accrued approximately $284,000 relating to the current year accrual and the additional contributions to adversely affected employees.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan, included in employee benefit expense, totaled $357,138, $362,978, and $359,914 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 12. Post-Retirement Health Care Benefits

The Bank provides health care benefits to employees who retire at age 65 with five years of full time service immediately prior to retirement and two years of participation in the medical benefits plan. In 2001, the Bank amended the plan to include the current Board of Directors and their spouses and the spouses of current retirees. In the first quarter of 2002, the Bank again amended the plan so that all post-retirement healthcare benefits currently provided by the Bank to the above qualified participants will terminate on December 31, 2006. This amendment to the plan resulted in a net curtailment gain of approximately $764,000 in the year ended December 31, 2002. The plan was funded only to the extent of the Bank’s monthly payments of insurance premiums, which totaled $122,664, $87,538, and $59,316 for the years ended December 31, 2004, 2003, and 2002, respectively.

The following table sets forth the financial status of the plan at December 31, 2004, 2003, and 2002:

	2004	2003	2002
Accumulated post-retirement benefit obligation:
Retirees	$268,168	$261,119	$269,955
Unrecognized net (loss) gain	(118,489)	(53,526)	2,857
Accrued post-retirement benefit cost	$149,679	$207,593	$272,812

Net post-retirement benefit expense for the years ended December 31, 2004, 2003, and 2002 includes the following:

	2004	2003	2002

Interest cost	$23,854	$21,280	$20,096
Amortization of net gain	40,896	1,039	-
Net post-retirement benefit expense	$64,750	$22,319	$20,096

Assumptions used in the accounting for net post-retirement benefit expense were as follows:

	2004	2003	2002

Health care cost trend rate	5.0%	5.0%	5.0%
Discount rate	6.5%	6.5%	6.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Post-Retirement Health Care Benefits (continued)

If the assumed health cost trend rate were increased to 6% for 2004, 2003, and 2002, the total of the service and interest cost components of net periodic post-retirement health care benefit cost would increase by $220, $294, and $369 for the years ended December 31, 2004, 2003, and 2002, respectively, and the accumulated post-retirement benefit obligation would increase to $64,970, $22,613, and $20,465 as of December 31, 2004, 2003, and 2002, respectively.

Note 13. Other Benefit Plans

During the fourth quarter of 2002, the Bank purchased life insurance contracts on several officers and is the sole owner and beneficiary of the policies. Cash value totaled $5,483,681, $4,782,258, and $5,024,964 at December 31, 2004, 2003, and 2002, respectively. Income on their insurance investment totaled $201,423, $364,330, and $24,964 for 2004, 2003, and 2002, respectively, including a gain of approximately $117,000 attributable to the death of its Executive Vice President during 2003.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees (See Note 15). Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 14. Other Operating Expenses

Other operating expenses include the following:

	2004	2003	2002

Professional services	$430,301	$475,565	$533,194
Stationery, printing and supplies	229,806	221,453	226,127
Postage and delivery	232,742	216,410	256,080
FDIC assessment	36,972	37,852	38,015
Directors fees and expenses	194,901	134,020	142,762
Marketing	220,899	197,768	212,470
Data processing	123,782	158,365	144,580
Correspondent bank services	81,668	77,833	76,508
Telephone	117,228	135,588	142,703
Liability insurance	94,370	98,945	116,121
Losses and expenses on real estate owned (OREO)	551	21,544	7,157
Asset impairment losses on branch closures and related exit expenses
(see Note 5)	-	-	141,647
Other ATM expense	251,688	201,614	151,654
Other	524,893	418,471	544,203
	$2,539,801	$2,395,428	$2,733,221

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2004, 2003, and 2002, the Company made payments totaling $0, $0, and $131,378, respectively, relating to the standstill agreement. This payment is included in other expenses.

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2004	2003	2002
Loan commitments:
Construction and land development	$3,150,000	$-	$357,000
Other mortgage loans	1,137,500	2,082,250	3,422,912
	$4,287,500	$2,082,250	$3,779,912
Unused lines of credit:
Home-equity lines	$6,297,160	$4,668,479	$4,288,833
Commercial lines	10,550,804	8,500,927	9,272,579
Unsecured consumer lines	836,377	982,715	841,400
	$17,684,341	$14,152,121	$14,402,812
Letters of credit:	$723,134	$772,731	$891,549

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies (continued)

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2004, the Bank has accrued $150,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 17. Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. Retained earnings from which dividends may not be paid without prior approval totaled approximately $5,633,000, $4,993,000, and $3,462,000 at December 31, 2004, 2003, and 2002, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. The Bank applies APB No. 25 and related Interpretations in accounting for this plan. Net compensation cost (benefit) of $13,465, ($6,073), and $38,405 have been recognized in the accompanying consolidated financial statements in 2004, 2003, and 2002, respectively. If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

The Company expects to adopt the provisions of SFAS No. 123, Share-Base Payment (Revised 2004), on January 1, 2006. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant.

Employees who have completed one year of service are eligible to participate in the employee stock purchase plan. The number of shares of common stock granted under options will bear a uniform relationship to compensation. The plan allows employees to buy stock under options granted at 85% of the fair market value of the stock on the date of grant. Options granted will expire no later than 27 months from the grant date or upon termination of employment. Activity under this plan is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

		Grant
	Shares	Price

Outstanding December 31, 2001	-

Granted on May 17, 2002, expiring August 13, 2003	9,318	$11.48
Exercised	(3,678)
Expired	(174)	$11.48

Outstanding December 31, 2002	5,466

Exercised	(4,020)	$11.48
Expired	(1,446)	$11.48

Outstanding December 31, 2003	-

Granted on January 7, 2004, expiring December 15, 2004	7,944	$20.70
Exercised	(3,689)
Expired	(4,255)	$20.70
Outstanding December 31, 2004	-

At December 31, 2004 shares of common stock reserved for issuance under the plan totaled 38,487.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2004, 2003, and 2002, shares of common stock purchased under the plan totaled 10,796, 8,758, and 10,548, respectively. At December 31, 2004, shares of common stock reserved for issuance under the plan totaled 151,124.

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

There was no activity under this plan for the years ended December 31, 2004, 2003, and 2002.

At December 31, 2004, shares of common stock reserved for issuance under the plan totaled 217,999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2004, 2003, and 2002, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

A comparison of capital as of December 31, 2004, 2003, and 2002 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Total Capital
(to Risk Weighted Assets)
Company	$32,416,000	16.4%	$15,813,000	8.0%	N/A
Bank	32,004,000	16.2%	15,804,000	8.0%	$19,756,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	29,944,000	15.2%	7,880,000	4.0%	N/A
Bank	29,538,000	15.0%	7,877,000	4.0%	11,815,000	6.0%

Tier I Capital
(to Average Assets)
Company	29,944,000	9.9%	12,099,000	4.0%	N/A
Bank	29,538,000	9.7%	12,181,000	4.0%	15,226,000	5.0%

As of December 31, 2003
Total Capital
(to Risk Weighted Assets)
Company	$30,110,000	15.8%	$15,255,225	8.0%	N/A
Bank	29,674,000	15.6%	15,217,000	8.0%	$19,022,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	27,726,000	14.5%	7,628,000	4.0%	N/A
Bank	27,296,000	14.4%	7,609,000	4.0%	11,413,000	6.0%

Tier I Capital
(to Average Assets)
Company	27,726,000	9.3%	11,990,000	4.0%	N/A
Bank	27,296,000	9.1%	11,972,000	4.0%	14,965,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total Capital (to Risk Weighted Assets)
Company	$27,523,000	15.3%	$14,410,000	8.0%	N/A
Bank	26,949,000	15.0%	14,363,000	8.0%	$17,954,000	10.0%

Tier I Capital (to Risk Weighted Assets)
Company	25,266,000	14.0%	7,209,000	4.0%	N/A
Bank	24,699,000	13.8%	7,185,000	4.0%	10,778,000	6.0%

Tier I Capital (to Average Assets)
Company	25,266,000	9.1%	11,143,000	4.0%	N/A
Bank	24,699,000	8.9%	11,126,000	4.0%	13,907,000	5.0%

Note 18. Earnings Per Common Share

Earnings per common share are calculated as follows:

	2004	2003	2002
Basic:
Net income	$3,055,501	$3,077,074	$2,811,083
Weighted average common shares outstanding	2,031,843	2,019,502	2,005,602
Basic net income per share	$1.50	$1.52	$1.40

Diluted:
Net income			$2,811,083
Weighted average common shares outstanding			2,005,602
Dilutive effect of stock options			3,384
Average common shares outstanding - diluted			2,008,986
Diluted net income per share			$1.40

Diluted earnings per share calculations were not required for 2004 and 2003 as there were no options outstanding at December 31, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Fair Values of Financial Instruments

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair value and the related carrying values of the Company’s financial instruments are as follows:

	2004		2003		2002
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$9,766,710	$9,766,710	$11,119,791	$11,119,791	$11,297,175	$11,297,175
Interest-bearing deposits in
other financial institutions	65,947	65,947	57,192	57,192	41,335	41,335
Federal funds sold	1,541,234	1,541,234	1,717,911	1,717,911	4,403,578	4,403,578
Certificates of deposit in other
financial institutions	-	-	-	-	100,000	100,000
Investment securities
available for sale	93,278,857	93,278,857	99,602,353	99,602,353	84,657,682	84,657,682

Investment securities held to maturity	1,627,190	1,761,894	3,578,754	3,815,855	7,202,369	7,615,702
Federal Home Loan Bank Stock	919,000	919,000	896,400	896,400	703,200	703,200
Maryland Financial Bank Stock	100,000	100,000	-	-	-	-
Common stock-Statutory Trust I	155,000	155,000	155,000	155,000	155,000	155,000
Ground rents	235,700	235,700	248,300	248,300	249,900	249,900

Loans, less allowance for credit losses	182,291,292	180,500,000	172,819,049	172,820,000	158,286,746	158,290,000
Accrued interest receivable	1,484,869	1,484,869	1,575,918	1,575,918	1,547,511	1,547,511

Financial liabilities:
Deposits	261,674,043	261,826,000	256,908,235	256,910,000	241,419,607	241,420,000
Short-term borrowings	541,672	541,672	6,601,920	6,601,920	837,074	837,074
Long-term borrowings	7,199,708	8,388,328	7,226,501	7,226,501	7,251,489	7,251,489
Dividends payable	287,938	287,938	236,938	236,938	236,291	236,291
Accrued interest payable	55,980	55,980	67,099	67,099	111,398	111,398
Accrued interest payable on
junior subordinated debentures	171,518	171,518	171,518	171,518	171,518	171,518
Junior subordinated debentures
owed to unconsolidated
subsidiary trust	5,155,000	5,155,000	5,155,000	5,155,000	5,155,000	5,155,000
Unrecognized financial instruments:
Commitments to extend credit	21,971,841	21,971,841	16,234,371	16,234,371	18,182,724	18,182,724
Standby letters of credit	723,134	723,134	772,731	772,731	891,549	891,549

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

Note 19. Fair Values of Financial Instruments (continued)

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Recently Issued Accounting Pronouncements (continued)

have an impact on financial condition, the results of operations, or liquidity, as the Company and Bank does not have derivative or hedging instruments.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise effective as of July 1, 2003. The adoption of this standard did not have a material impact on financial condition, the results of operations, or liquidity.

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

In December 2004, the FASB issued SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. The Company expects to recognize additional pre-tax, quarterly compensation costs beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

In November 2003, the FASB also issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This statement establishes standards for accounting for and disclosure of declines in fair value below cost basis of available for sale and held to maturity investment securities. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2004	2003	2002

Assets

Cash	$453,685	$268,893	$397,118
Investment in The Bank of Glen Burnie	30,339,198	28,672,564	26,376,359
Investment in GBB Properties, Inc.	262,343	257,023	251,012
Investment in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Due from subsidiaries	20,765	26,658	34,484
Other assets	132,250	137,182	141,361
Total assets	$31,363,241	$29,517,320	$27,355,334

Liabilities and Stockholders’ Equity

Dividends payable	$287,938	$236,938	$236,291
Accrued interest payable on borrowed funds	171,518	171,518	171,518
Other liabilities	4,377	6,236	3,139
Borrowed funds from subsidiary	5,155,000	5,155,000	5,155,000
Total liabilities	5,618,833	5,569,692	5,565,948

Stockholders’ equity:
Common stock	2,041,033	1,689,281	1,677,173
Surplus	11,169,283	10,861,986	10,637,578
Retained earnings	11,773,915	10,115,038	7,946,747
Accumulated other comprehensive income, net of taxes	760,177	1,281,323	1,527,888
Total stockholders’ equity	25,744,408	23,947,628	21,789,386
Total liabilities and stockholders’ equity	$31,363,241	$29,517,320	$27,355,334

The borrowed funds from subsidiary balance represents the junior subordinated debt securities payable to the wholly-owned subsidiary trust that was deconsolidated as a result of applying the provisions of FIN 46. The Company continues to guarantee the capital securities issued by the trust, which totaled $5,000,000 at December 31, 2004. (See Notes 8 and 20 for further discussions on FIN 46).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company Financial Information (continued)

Statements of Income

Years Ended December 31,	2004	2003	2002

Dividends and distributions from subsidiaries	$1,235,000	$880,000	$720,000
Other income	16,430	16,430	16,430
Standstill agreement expense	-	-	(131,378)
Interest expense on junior subordinated debentures	(546,703)	(546,430)	(546,430)
Other expenses	(54,826)	(52,896)	(36,642)
Income before income tax benefit and equity in
undistributed net income of subsidiaries	649,901	297,104	21,980
Income tax benefit	225,965	225,115	269,575
Change in undistributed net income of subsidiaries	2,179,635	2,554,855	2,519,528
Net income	$3,055,501	$3,077,074	$2,811,083

Statements of Cash Flows

Years Ended December 31,	2004	2003	2002

Cash flows from operating activities:
Net income	$3,055,501	$3,077,074	$2,811,083
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	4,932	4,179	91,183
Decrease in due from subsidiaries	5,893	7,826	69,900
(Decrease) increase in other liabilities	(1,859)	3,097	3,139
Change in undistributed net income of subsidiaries	(2,179,635)	(2,554,855)	(2,519,528)

Net cash provided by operating activities	884,832	537,321	455,777

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	231,955	196,460	180,070
Proceeds from issuance of common stock	76,362	46,130	42,205
Dividends paid	(1,008,357)	(908,136)	(793,915)
Net cash used in financing activities	(700,040)	(665,546)	(571,640)

Increase (decrease) in cash	184,792	(128,225)	(115,863)
Cash, beginning of year	268,893	397,118	512,981
Cash, end of year	$453,685	$268,893	$397,118

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2004
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,908	$4,065	$3,807	$3,881
Interest expense	894	928	885	938
Net interest income	3,014	3,137	2,922	2,943
Provision for credit losses	-	140	60	140
Net securities gains	102	41	39	230
Income before income taxes	921	973	883	912
Net income	840	769	706	741
Net income per share (basic and diluted)	$0.40	$0.38	$0.35	$0.37

2003
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,955	$3,864	$3,909	$3,812
Interest expense	970	1,051	1,112	1,144
Net interest income	2,985	2,813	2,797	2,668
Provision for credit losses	30	10	-	-
Net securities gains	49	63	15	92
Income before income taxes	1,124	1,033	855	753
Net income	849	839	733	656
Net income per share (basic and diluted)	$0.42	$0.41	$0.37	$0.32

2002
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,021	$4,250	$4,178	$4,121
Interest expense	1,248	1,302	1,284	1,368
Net interest income	2,773	2,948	2,894	2,753
Provision for credit losses	-	-	-	-
Net securities gains	5	42	2	4
Income before income taxes	775	918	762	1,441
Net income	545	691	587	988
Net income per share (basic and diluted)	$0.28	$0.34	$0.29	$0.49