Form 10-Q
period 2005-03-31
GLEN BURNIE BANCORP
filed 2005-05-05
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24047

GLEN BURNIE BANCORP

(Exact name of registrant as specified in its charter)

Maryland	52-1782444
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 Crain Highway, S.E.
Glen Burnie, Maryland	21061
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

At April 25, 2005, the number of shares outstanding of the registrant’s common stock was 2,043,625.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, March 31, 2005
	(unaudited) and December 31, 2004 (audited)	3

	Condensed Consolidated Statements of Income for the Three
	Months Ended March 31, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income
	for the Three Months Ended March 31, 2005 and 2004 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three
	Months Ended March 31, 2005 and 2004 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	14

Part II - Other Information

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS	March 31, 2005 (unaudited)	December 31, 2004 (audited)
Cash and due from banks	$10,057	$9,767
Interest-bearing deposits in other financial institutions	17	66
Federal funds sold	4,754	1,541
Cash and cash equivalents	14,828	11,374
Investment securities available for sale, at fair value	95,513	93,279
Investment securities held to maturity, at cost (fair value March 31: $1,583; December 31: $1,762)	1,467	1,627
Federal Home Loan Bank stock, at cost	968	919
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(March 31: $2,376; December 31: $2,412)	184,395	182,291
Premises and equipment, at cost, less accumulated depreciation	4,148	4,031
Other real estate owned	50	50
Cash value of life insurance	5,534	5,484
Other assets	2,813	3,002
Total assets	$309,971	$302,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$270,521	$261,674
Short-term borrowings	490	542
Long-term borrowings	7,193	7,200
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,041	1,997
Total liabilities	284,400	276,568

Commitments, contingencies and subsequent event

STOCKHOLDERS’ EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
Issued and outstanding: March 31: 2,043,625 shares;
December 31: 2,041,033 shares	2,044	2,041
Surplus	11,218	11,169
Retained earnings	12,217	11,774
Accumulated other comprehensive income, net of tax	92	760
Total stockholders’ equity	25,571	25,744
Total liabilities and stockholders’ equity	$309,971	$302,312

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest income on:
Loans, including fees	$2,809	$2,741
U.S. Treasury and U.S. Government agency securities	570	555
State and municipal securities	397	465
Other	144	120
Total interest income	3,920	3,881

Interest expense on:
Deposits	674	669
Short-term borrowings	13	25
Long-term borrowings	106	108
Junior subordinated debentures	137	136
Total interest expense	930	938

Net interest income	2,990	2,943

Provision for credit losses	-	140

Net interest income after provision for credit losses	2,990	2,803

Other income:
Service charges on deposit accounts	205	224
Other fees and commissions	214	185
Other non-interest income	19	3
Income on life insurance	51	51
Gains on investment securities	3	230
Total other income	492	693
Other expenses:
Salaries and employee benefits	1,562	1,514
Occupancy	179	174
Other expenses	899	896
Total other expenses	2,640	2,584

Income before income taxes	842	912

Income tax expense	154	171

Net income	$688	$741
Basic and diluted earnings per share of common stock	$0.34	$0.37

Weighted average shares of common stock outstanding	2,041,061	2,027,464
Dividends declared per share of common stock	$0.12	$0.11

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net income	$688	$741

Other comprehensive income (loss), net of tax

Unrealized gains (losses) securities:

Unrealized holding gains (losses) arising during period	(666)	428

Reclassification adjustment for gains included in net income	(2)	(141)

Comprehensive income	$20	$1,028

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$688	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	145	290
Compensation expense from vested stock options	-	29
Provision for credit losses	-	140
Gains on disposals of assets, net	(3)	(230)
Income on investment in life insurance	(50)	(51)
Changes in assets and liabilities:
Decrease in other assets	582	189
Decrease in other liabilities	(861)	(233)

Net cash provided by operating activities	501	875

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	1,540	1,351
Proceeds from maturities and sales of investment securities	4,514	7,397
Purchases of investment securities	(9,197)	-
Purchases of Federal Home Loan Bank stock	(49)	(77)
Purchases of MD Financial Bank stock	-	(100)
Increase in loans, net	(2,104)	(449)
Purchases of premises and equipment	(251)	(40)

Net cash (used) provided by investing activities	(5,547)	8,082

Cash flows from financing activities:
Increase in deposits, net	8,847	1,909
Decrease in short-term borrowings	(52)	(6,406)
Repayment of long-term borrowings	(7)	(7)
Dividends paid	(340)	(288)
Issuance of common stock	-	29
Common stock dividends reinvested	52	49

Net cash provided (used) by financing activities	8,500	(4,714)

Increase in cash and cash equivalents	3,454	4,243

Cash and cash equivalents, beginning of year	11,374	12,895

Cash and cash equivalents, end of period	$14,828	$17,138

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2005 and 2004.

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Three Months Ended
March 31,
2004
Diluted:
Net income	$741,000
Weighted average common shares outstanding	2,027,464
Dilutive effect of stock options	1,070
Average common shares outstanding - diluted	2,028,534
Diluted net income per share	$0.37

Diluted earnings per share calculations were not required for the three months ended March 31, 2005, since there were no options outstanding.

NOTE 3 - SUBSEQUENT EVENT

In April 2005, the Company authorized the issuance of options to purchase up to 19,000 shares of its common stock at $17.90 under an employee stock purchase compensation plan. All unexercised options expire December 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

During the first quarter of 2005, the Company had several favorable operating trends continue. Most significantly, net interest income before provision for credit losses increased from $2,943,000 in 2004 to $2,990,000 in 2005, a 1.60% increase. Interest income for the quarter grew from $3,881,000 in 2004 to $3,920,000 in 2005, a 1.00% increase. Total interest expense declined slightly due to a reduction in short-term borrowings. The Company realized net income of $688,000 for the first quarter of 2005 compared to $741,000 for the first quarter of 2004, a 7.15% decrease. The decrease was primarily due to a decline in gains on investment securities from $230,000 in 2004 to $3,000 in 2005, which was partially offset by a $140,000 provision for credit losses in 2004, compared to no provision in 2005. In accordance with regulatory requirements, the Company reports accumulated other comprehensive income or loss in its financial statements. Accumulated other comprehensive income or loss consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. Accumulated other comprehensive income (loss), net of tax, decreased by $668,000 for the first quarter to $92,000 due to a decrease in unrealized holding gains on available for sale securities at March 31, 2005.

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

RESULTS OF OPERATIONS
General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $688,000 ($0.34 basic and diluted earnings per share) for the first quarter of 2005, compared to first quarter 2004 consolidated net income of $741,000 ($0.37 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to a decrease in gains on investment securities, a decrease in state and municipal security income and increases in other expenses (primarily salaries and other employee benefits), partially offset by an increase in U.S. Government income and Federal Funds income and there being no provision for credit losses booked in the first quarter of 2005.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2005 was $2,990,000 compared to $2,943,000 for the same period in 2004, an increase of $47,000 (1.60%) for the three-month period. This increase was due to increases on income for U.S. Government securities, loans, Federal Funds sold and overnight investments at FHLB. Interest expense on short-term borrowings was also reduced for the 2005 quarter.

Interest income increased $39,000 (1.00%) for the three months ended March 31, 2005, compared to the same period in 2004, primarily due to increases in income on loans, U.S. Government securities, Federal Funds Sold and overnight investments at FHLB, offset by a decrease in state and municipal securities income. ..

Interest expense decreased $8,000 (0.85%) for the three months ended March 31, 2005 compared to the same 2004 period. Deposit expense increased slightly for the three months of 2005 but was more than offset by a reduction in the expense for short-term borrowings.

Net interest margins for the three months ended March 31, 2005 was 4.60%, compared to tax equivalent net interest margins of 4.65% for the three months ended March 31, 2004. The decrease in net interest margins for the three months ended March 31, 2005 was primarily due to a higher increase in rates on deposits compared to the increase on yields earned on assets. .

Provision for Credit Losses. The Company made no provision for credit losses during the three month period ended March 31, 2005, and a $140,000 provision for credit losses during the three month period ended March 31, 2004. As of March 31, 2005, the allowance for credit losses equaled 647.41% of non-accrual and past due loans compared to 398.69% at December 31, 2004 and 375.45% at March 31, 2004. During the three month period ended March 31, 2005, the Company recorded net charge-offs of $36,000, compared to a net charge-offs of $108,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2005 period represent 0.08% of the average loan portfolio.

Other Income. Other income decreased from $693,000 for the three month period ended March 31, 2004, to $492,000 for the corresponding 2005 period, a $201,000 (29.00%) decrease. The decrease from 2004 was primarily due to only $3,000 in gains on investment securities recognized during the first quarter of 2005 compared to $230,000 for the corresponding 2004 period.

Other Expense. Other expense increased from $2,584,000 for the three month period ended March 31, 2004, to $2,640,000 for the corresponding 2005 period, a $56,000 (2.17%) increase. The increase was primarily due to increases in salaries and employee benefits.

Income Taxes. During the three months ended March 31, 2005, the Company recorded income tax expense of $154,000 compared to income tax expense of $171,000, for the corresponding period of the prior year. The Company’s effective tax rate for the three month period in 2005 was 18.29% compared to 18.75% for the prior year period.

FINANCIAL CONDITION

General. The Company’s assets increased to $309,971,000 at March 31, 2005 from $302,312,000 at December 31, 2004, primarily due to increases in Federal Funds sold, investment securities available for sale and net loans. The Bank’s net loans totaled $184,395,000 at March 31, 2005, compared to $182,291,000 at December 31, 2004, an increase of $2,104,000 (1.15%), primarily attributable to mortgage loan participations purchased and increases in commercial and industrial mortgages, with lesser increases in home equity, indirect loan and demand loans. These increases were offset by a decrease in commercial construction.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $96,980,000 at March 31, 2005, a $2,074,000 (2.19%) increase from $94,906,000 at December 31, 2004. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2005, totaled $14,828,000, an increase of $3,454,000 (30.37%) from the December 31, 2004 total of $11,374,000. The aggregate market value of investment securities held by the Bank as of March 31, 2005 was $97,096,000 compared to $95,041,000 as of December 31, 2004, a $2,055,000 (2.16%) increase.

Deposits as of March 31, 2005 totaled $270,521,000, which is an increase of $8,847,000 (3.38%) from $261,674,000 at December 31, 2004. Demand deposits as of March 31, 2005 totaled $79,201,000, which is an increase of $5,774,000 (7.87%) from $73,427,000 at December 31, 2004. NOW accounts as of March 31, 2005 totaled $27,605,000, which is an increase of $515,000 (1.90%) from $27,090,000 at December 31, 2004. Money market accounts as of March 31, 2005 totaled $19,962,000, which is a decrease of $247,000 (1.22%), from $20,209,000 at December 31, 2004. Savings deposits as of March 31, 2005 totaled $57,328,000, which is a decrease of $337,000 (0.58%) from $57,665,000 at December 31, 2004. Certificates of deposit over $100,000 totaled $17,693,000 on March 31, 2005, which is an increase of $1,136,000 (6.87%) from $16,557,000 at December 31, 2004. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $68,220,000 on March 31, 2005, which is a $1,493,000 (2.24%) increase from the $66,727,000. total at December 31, 2004.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At March 31,	At December 31,
	2005	2004

	(Dollars in Thousands)
Restructured loans	$0	$95

Non-accrual loans:
Real estate - mortgage:
Residential	$19	$122
Commercial	97	255
Real estate - construction	0	0
Installment	229	205
Credit card & related	0	0
Commercial	16	16

Total non-accrual loans	361	598

Accruing loans past due 90 days or more:
Real estate - mortgage:
Residential	0	1
Commercial	0	0
Real estate - construction	5	6
Installment	0	0
Credit card & related	0	0
Commercial	0	0
Other	1	0

Total accruing loans past due 90 days or more	6	7

Total non-accrual and past due loans	$367	$605

Non-accrual and past due loans to gross loans	0.20%	0.33%

Allowance for credit losses to non-accrual and past due loans	647.41%	398.68%

At March 31, 2005, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $267,793 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Beginning balance	$2,412	$2,247

Charge-offs	(124)	(214)
Recoveries	88	106
Net charge-offs	(36)	(108)
Provisions charged to operations	0	140
Ending balance	$2,376	$2,279

Average loans	$183,436	$173,107
Net charge offs to average loans (annualized)	0.08%	0.25%

Reserve for Unfunded Commitments. As of March 31, 2005, the Bank had outstanding commitments totaling $19,167,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Beginning balance	$150	$150

Provisions charged to operations	0	0
Ending balance	$150	$150

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2005.

MARKET RISK AND INTEREST RATE SENSITIVITY

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing. The Company’s principal market risk is interest rate risk that arises from its lending, investing and deposit taking activities. The Company’s profitability is dependent on the Bank’s net interest income. Interest rate risk can significantly affect net interest income to the degree that interest bearing liabilities mature or reprice at different intervals than interest earning assets. The Bank’s Asset/Liability and Risk Management Committee oversees the management of interest rate risk. The primary purpose of the committee is to manage the exposure of net interest margins to unexpected changes due to interest rate fluctuations. The Company does not utilize derivative financial or commodity instruments or hedging strategies in its management of interest rate risk. The primary tool used by the committee to monitor interest rate risk is a “gap” report which measures the dollar difference between the amount of interest bearing assets and interest bearing liabilities subject to repricing within a given time period. These efforts affect the loan pricing and deposit rate policies of the Company as well as the asset mix, volume guidelines, and liquidity and capital planning.

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2005.

	0-3 Months	Over 3 To 12 Months	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$10,057
Federal funds and overnight deposits	4,771	-	-	-	4,771
Securities	-	2,032	8,958	86,958	97,948
Loans	18,517	4,267	84,141	80,725	187,650
Fixed Assets	-	-	-	-	4,148
Other Assets	-	-	-	-	5,397

Total assets	$23,288	$6,299	$93,099	$167,683	$309,971

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$79,201
NOW accounts	27,605	-	-	-	27,605
Money market deposit accounts	19,962	-	-	-	19,962
Savings accounts	57,833	465	-	-	58,298
IRA accounts	1,721	5,174	15,633	1,785	24,313
Certificates of deposit	13,503	20,129	26,501	1,002	61,135
Other liabilities	-	-	-	-	8,724
Junior Subordinated Debenture	-	-	-	5,155	5,155
Stockholders’ equity:	-	-	-	-	25,571

Total liabilities and stockholders’ equity	$120,624	$25,768	$42,134	$7,942	$309,971

GAP	$(97,336)	$(19,469)	$50,965	$159,741
Cumulative GAP	(97,336)	(116,805)	(65,840)	93,901
Cumulative GAP as a % of total assets	(31.40%)	(37.68%)	(21.24%)	30.29%

The foregoing analysis assumes that the Company’s assets and liabilities move with rates at their earliest repricing opportunities based on final maturity. Mortgage backed securities are assumed to mature during the period in which they are estimated to prepay and it is assumed that loans and other securities are not called prior to maturity. Certificates of deposit and IRA accounts are presumed to reprice at maturity. NOW savings accounts are assumed to reprice at within three months although it is the Company’s experience that such accounts may be less sensitive to changes in market rates.

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2005, totaled $14,828,000, an increase of $3,454,000 (30.37%) from the December 31, 2004 total of $11,374,000.

As of March 31, 2005, the Bank was permitted to draw on a $37,100,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of March 31, 2005, a $7.0 million long-term convertible advance was outstanding. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of March 31, 2005, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity decreased $173,000 (0.67%) during the three months ended March 31, 2005, due to a decrease in accumulated other comprehensive income, net of taxes, offset by an increase in retained earnings. The Company’s accumulated other comprehensive income, net of tax decreased by $668,000 (88.03%) from $760,000 at December 31, 2004 to $92,000 at March 31, 2005, as a result of a decline in the market value of securities classified as available for sale. Retained earnings increased by $443,000 (3.76%) as the result of the Company’s earnings for the three months, offset by dividends. In addition, $51,711 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2005, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.74%, a Tier 1 risk-based capital ratio of 14.91% and a total risk-based capital ratio of 16.16%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GLEN BURNIE BANCORP (Registrant)

Date: May 5, 2005	By:	/s/ F. William Kuethe, Jr.
F. William Kuethe, Jr.
President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer