Form 10-Q
period 2005-06-30
GLEN BURNIE BANCORP
filed 2005-07-29
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

At July 19, 2005, the number of shares outstanding of the registrant’s common stock was 2,046,551.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets, June 30, 2005
	(unaudited) and December 31, 2004 (audited)	3
	Condensed Consolidated Statements of Income for the Three and Six
	Months Ended June 30, 2005 and 2004 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for
	the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three
	Months Ended June 30, 2005 and 2004 (unaudited)	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14
Item 4.	Controls and Procedures	14

Part II - Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits	15
	Signatures	16

PART I - FINANCIAL INFORMATION
ITEM 1.                                                                     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2005	2004
ASSETS	(unaudited)	(audited)

Cash and due from banks	$11,295	$9,767
Interest-bearing deposits in other financial institutions	171	66
Federal funds sold	4,560	1,541
Cash and cash equivalents	16,026	11,374
Investment securities available for sale, at fair value	92,081	93,279
Investment securities held to maturity, at cost
(fair value June 30: $1,467; December 31: $1,762)	1,351	1,627
Federal Home Loan Bank stock, at cost	919	919
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(June 30: $2,215; December 31: $2,412)	189,431	182,291
Premises and equipment, at cost, less accumulated depreciation	4,054	4,031
Other real estate owned	50	50
Cash value of life insurance	5,586	5,484
Other assets	2,833	3,002

Total assets	$312,586	$302,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$271,444	$261,674
Short-term borrowings	317	542
Long-term borrowings	7,186	7,200
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,719	1,997
Total liabilities	285,821	276,568

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: June 30: 2,046,551 shares;
December 31: 2,041,033 shares	2,047	2,041
Surplus	11,288	11,169
Retained earnings	12,645	11,774
Accumulated other comprehensive income, net of tax	785	760
Total stockholders’ equity	26,765	25,744

Total liabilities and stockholders’ equity	$312,586	$302,312

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income on:
Loans, including fees	$2,802	$2,709	$5,611	$5,450
U.S. Treasury and U.S. Government agency securities	627	535	1,197	1,090
State and municipal securities	397	451	794	916
Other	131	112	275	232
Total interest income	3,957	3,807	7,877	7,688

Interest expense on:
Deposits	740	639	1,414	1,308
Short-term borrowings	5	2	18	27
Long-term borrowings	108	107	214	215
Junior subordinated debentures	136	137	273	273
Total interest expense	989	885	1,919	1,823

Net interest income	2,968	2,922	5,958	5,865

Provision for credit losses	-	60	-	200

Net interest income after provision for credit losses	2,968	2,862	5,958	5,665

Other income:
Service charges on deposit accounts	213	258	418	516
Other fees and commissions	224	181	438	332
Other non-interest income	5	1	24	4
Income on life insurance	51	51	102	102
Gains on investment securities	45	39	48	269
Total other income	538	530	1,030	1,223

Other expenses:
Salaries and employee benefits	1,591	1,517	3,153	3,031
Occupancy	200	165	379	339
Other expenses	896	827	1,795	1,723
Total other expenses	2,687	2,509	5,327	5,093

Income before income taxes	819	883	1,661	1,795

Income tax expense	145	177	299	348

Net income	$674	$706	$1,362	$1,447

Basic and diluted earnings per share of common stock	$0.33	$0.35	$0.67	$0.71

Weighted average shares of common stock outstanding	2,043,879	2,030,640	2,042,469	2,029,043

Dividends declared per share of common stock	$0.12	$0.11	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$674	$706	$1,362	$1,447

Other comprehensice income (loss), net of tax

Unrealized gains (losses) securities:

Unrealized holding gains (losses) arising
during the period	721	(1,686)	54	(1,258)

Reclassification adjustment for gains
included in net income	(28)	(24)	(29)	(165)

Comprehensive income (loss)	$1,367	$(1,004)	$1,387	$24

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$1,362	$1,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	394	468
Compensation expense from vested stock options	15	29
Provision for credit losses	-	200
Gains on disposals of assets, net	(48)	(269)
Income on investment in life insurance	(102)	(102)
Changes in assets and liabilities:
Decrease in other assets	88	1,057
Decrease in other liabilities	(184)	(995)

Net cash provided by operating activities	1,525	1,835

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	1,572	3,518
Proceeds from maturities and sales of investment securities	11,609	9,566
Purchases of investment securities	(11,690)	(14,571)
Purchases of Federal Home Loan Bank stock	-	(77)
Purchases of MD Financial Bank stock	-	(100)
Increase in loans, net	(7,140)	(6,972)
Purchases of premises and equipment	(280)	(131)

Net cash used by investing activities	(5,929)	(8,767)

Cash flows from financing activities:
Increase in deposits, net	9,770	7,538
Decrease in short-term borrowings	(225)	(137)
Repayment of long-term borrowings	(14)	(14)
Dividends paid	(585)	(511)
Issuance of common stock	6	29
Common stock dividends reinvested	104	99

Net cash provided by financing activities	9,056	7,004

Increase in cash and cash equivalents	4,652	72

Cash and cash equivalents, beginning of year	11,374	12,895

Cash and cash equivalents, end of period	$16,026	$12,967

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2005 and 2004.

Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Diluted:
Net income	$674,000	$706,000	$1,362,000	$1,447,000
Weighted average common shares outstanding	2,043,879	2,030,640	2,042,469	2,029,043
Dilutive effect of stock options	486	922	242	836
Average common shares outstanding - diluted	2,044,365	2,031,562	2,042,711	2,029,879
Diluted net income per share	$0.33	$0.35	$0.67	$0.71

NOTE 3 - EMPLOYEE STOCK PURCHASE BENEFIT PLANS

The Company has an employee stock purchase compensation plan. The Bank applies Accounting Principles Board Options (“APB”) No. 25 and related Interpretations in accounting for this plan. Compensation cost of $15,000 has been recognized in 2005. If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

During the second quarter of 2005, the Board of Directors finalized additional options to be granted under this plan at $17.90 per share, exercisable for a period of eight months and expiring December, 2005. The Company granted 4,736 options under this plan of which 340 options have been exercised as of June 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the second quarter of 2005, net interest income before provision for credit losses increased from $2,922,000 in 2004 to $2,968,000 in 2005, a 1.57% increase. Year-to-date, the increase was from $5,865,000 in 2004 to $5,958,000 in 2005, a 1.59% increase. Interest income for the quarter grew from $3,807,000 in 2004 to $3,957,000 in 2005, a 3.94% increase. For the year-to-date, interest income grew from $7,688,000 in 2004 to $7,877,000 in 2005, a 2.46% increase. Total interest expense for the quarter increased from $885,000 in 2004 to $989,000 in 2005, an 11.75% increase and year-to-date interest expense has increased from $1,823,000 in 2004 to $1,919,000 in 2005, a 5.27% increase. The Company realized net income of $674,000 for the second quarter of 2005 compared to $706,000 for the second quarter of 2004, a 4.53% decrease. Year-to-date net income decreased from $1,447,000 in 2004 to $1,362,000 in 2005, a 5.87% decrease. The decreases were primarily due to the operating expenses of our Linthicum branch, which opened during the first quarter of 2005.

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Form 10-Q, the words or phrases “will likely result,”“are expected to,”“will continue,”“is anticipated,”“estimate,”“project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $674,000 ($0.33 basic and diluted earnings per share) for the second quarter of 2005, compared to second quarter 2004 consolidated net income of $706,000 ($0.35 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to a decrease in state and municipal security income, increases in other expenses (primarily salaries and other employee benefits) and an increase in interest expense on deposits, partially offset by an increase in U.S. Government income, loan income, and federal funds income and there being no provision for credit losses booked in the second quarter of 2005. Year-to-date consolidated net income of $1,362,000 ($0.67 basic and diluted earnings per share) for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 consolidated net income of $1,447,000 ($0.71 basic and diluted earnings per share). The decrease for the six month period was due to an increase in loan income, a decrease in state and municipal income, a decrease in gains on investment securities and increases in other expenses, partially offset by no provision for credit losses and income on U.S. Government income.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2005 was $2,968,000 and $5,958,000, respectively, compared to $2,922,000 and $5,865,000 for the same period in 2004, an increase of $46,000 (1.57%) for the three month period and an increase of $93,000 (1.59%) for the six month period. The increase for the three and six month periods were due to increases on income for U.S. Government securities, loans and federal funds sold. This was partially offset by an increase in deposit expense and a decrease in state and municipal income.

Interest income increased $150,000 (3.94%) for the three months ended June 30, 2005 and increased $189,000 (2.46%) for the six months ended June 30, 2005, compared to the same periods in 2004, primarily due to increases in income on loans, U.S. Government securities and federal funds sold, offset by a decrease in state and municipal securities income.

Interest expense increased $104,000 (11.75%) for the three months ended June 30, 2005 and increased $96,000 (5.27%) for the six months ended June 30, 2005, compared to the same 2004 periods. Interest expense increased for the three and six month periods ended June 30, 2005, primarily attributable to increases in interest rates on certificates of deposit combined with increasing balances of interest bearing deposits.

Net interest margins for the three and six months ended June 30, 2005 were 4.57% and 4.59%, compared to tax equivalent net interest margins of 4.62% and 4.64% for the three and six months ended June 30, 2004. .
Provision for Credit Losses. The Company made no provision for credit losses during the three and six month periods ended June 30, 2005, and an additional provision of $60,000 and $200,000 during the three and six month periods ended June 30, 2004. As of June 30, 2005, the allowance for credit losses equaled 896.76 % of non-accrual and past due loans compared to 398.68% at December 31, 2004 and 372.28% at June 30, 2004. During the three and six month periods ended June 30, 2005, the Company recorded net charge-offs of $161,000 and $197,000, compared to a net charge-offs of $16,000 and $124,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2005 period represent 0.22% of the average loan portfolio.

Other Income. Other income increased from $530,000 for the three month period ended June 30, 2004, to $538,000 for the corresponding 2005 period, an $8,000 (1.51%) increase. For the six month period, other income decreased to $1,030,000 at June 30, 2005 from $1,223,000 at June 30, 2004, a $193,000 (15.78%) decrease. The increase for the three month period was primarily due to an increase in gains on investment securities, other income and other fees, offset by a decrease in service charges. The decrease in other income for the six month period was primarily due to decreases in gains on investment securities and service charge income, offset partially by an increase in other fees.

Other Expenses. Other expenses increased from $2,509,000 for the three month period ended June 30, 2004, to $2,687,000 for the corresponding 2005 period, a $178,000 (7.09%) increase. For the six month period, other expenses increased from $5,093,000 at June 30, 2004 to $5,327,000 at June 30, 2005, a $234,000 (4.59%) increase. The increase for the three and six month periods were primarily due to increases in salaries and employee benefits due to the opening of the Linthicum branch.

Income Taxes. During the three and six months ended June 30, 2005, the Company recorded income tax expense of $145,000 and $299,000, respectively, compared to income tax expense of $177,000 and $348,000, respectively, for the corresponding periods of the prior year. The Company’s effective tax rate for the three and six month periods in 2005 were 17.70% and 18.00%, respectively, compared to 20.05% and 19.39%, respectively, for the prior year periods. These changes were due to an increase in U.S. Government agency income exempt from Maryland state income taxes.
Other Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income or loss in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the second quarter of 2005, other comprehensive income (loss), net of tax, totaled $693,000, compared to the June 30, 2004 total of ($1,710,000). Year-to-date other comprehensive income, net of tax, totaled $25,000, as of June 30, 2005, compared to the June 30, 2004 loss of ($1,448,000). The results for both the second quarter and year-to-date are due to an increase in unrealized holding gains on available for sale securities as of June 30, 2005.

FINANCIAL CONDITION

General. The Company’s assets increased to $312,586,000 at June 30, 2005 from $302,312,000 at December 31, 2004, primarily due to increases in cash and cash equivalents and net loans. The Bank’s net loans totaled $189,431,000 at June 30, 2005, compared to $182,291,000 at December 31, 2004, an increase of $7,140,000 (3.92%), primarily attributable to an increase in indirect loans.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $93,432,000 at June 30, 2005, a $1,474,000 (1.55%) decrease from $94,906,000 at December 31, 2004. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2005, totaled $16,026,000, an increase of $4,652,000 (40.90%) from the December 31, 2004 total of $11,374,000. The aggregate market value of investment securities held by the Bank as of June 30, 2005 was $93,548,000 compared to $95,041,000 as of December 31, 2004, a $1,493,000 (1.57%) decrease.

Deposits as of June 30, 2005 totaled $271,444,000, which is an increase of $9,770,000 (3.73%) from $261,674,000 at December 31, 2004. Demand deposits as of June 30, 2005 totaled $82,256,000, which is an increase of $8,829,000 (12.02%) from $73,427,000 at December 31, 2004. NOW accounts as of June 30, 2005 totaled $26,176,000, which is a decrease of $914,000 (3.37%) from $27,090,000 at December 31, 2004. Money market accounts as of June 30, 2005 totaled $19,106,000, which is a decrease of $1,103,000 (5.46%), from $20,209,000 at December 31, 2004. Savings deposits as of June 30, 2005 totaled $57,746,000, which is an increase of $81,000 (0.14%) from $57,665,000 at December 31, 2004. Certificates of deposit over $100,000 totaled $15,727,000 on June 30, 2005, which is a decrease of $830,000 (5.01%) from $16,557,000 at December 31, 2004. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $69,658,000 on June 30, 2005, which is a $2,931,000 (4.39%) increase from the $66,727,000 total at December 31, 2004.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At June 30,	At December 31,
	2005	2004
	(Dollars in Thousands)

Restructured loans	$-	$95

Non-accrual loans:
Real-estate - mortgage:
Residential	$16	$122
Commercial	97	255
Real-estate - construction	-	-
Installment	114	205
Credit card and related	-	-
Commercial	14	16

Total non-accrual loans	241	598

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	-	1
Commercial	-	-
Real-estate - construction	5	6
Installment	-	-
Credit card and related	-	-
Commercial	-	-
Other	1	-

Total accruing loans past due 90 days or more	6	7

Total non-accrual loans and past due loans	$247	$605

Non-accrual and past due loans to gross loans	0.13%	0.33%

Allowance for credit loasses to non-accrual and past due loans	896.76%	398.68%

At June 30, 2005, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $200,163 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2005 and 2004 were as follows:
	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)

Beginning balance	$2,412	$2,247

Charge-offs	(326)	(339)
Recoveries	129	215
Net charge-offs	(197)	(124)
Provisions charged to operations	-	200

Ending balance	$2,215	$2,323

Average loans	$184,198	$174,170

Net charge-offs to average loans (annualized)	0.22%	0.14%

Reserve for Unfunded Commitments. As of June 30, 2005, the Bank had outstanding commitments totaling $19,731,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)

Beginning balance	$150	$150

Provisions charged to operations	-	-

Ending balance	$150	$150

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2005.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2005.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$11,466
Federal funds and overnight deposits	4,560	-	-	-	4,560
Securities	1,021	960	11,326	81,044	94,351
Loans	16,959	5,567	83,009	86,967	192,502
Fixed assets	-	-	-	-	4,054
Other assets	-	-	-	-	5,653

Total assets	$22,540	$6,527	$94,335	$168,011	$312,586

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$82,227
NOW accounts	26,176	-	-	-	26,176
Money market deposit accounts	19,106	-	-	-	19,106
Savings accounts	58,519	710	-	-	59,229
IRA accounts	1,555	5,595	15,765	1,836	24,751
Certificates of deposit	11,216	20,340	27,716	652	59,924
Short-term borrowings	317	-	-	-	317
Long-term borrowings	7	23	142	7,014	7,186
Other liabilities	-	-	-	-	1,740
Junior subordinated debenture	-	-	-	5,155	5,155
Stockholders’ equity:	-	-	-	-	26,775

Total liabilities and
stockholders' equity	$116,896	$26,668	$43,623	$14,657	$312,586

GAP	$(94,356)	$(20,141)	$50,712	$153,354
Cumulative GAP	$(94,356)	$(114,497)	$(63,785)	$89,569
Cumulative GAP as a % of total assets	-30.19%	-36.63%	-20.41%	28.65%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 2005, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-16.0%	-3.1%	2.1%	4.9%
% Change in Economic Value of Equity	-16.2%	-3.1%	-4.1%	-9.5%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2005, totaled $16,026,000, an increase of $4,652,000 (40.90%) from the December 31, 2004 total of $11,374,000.

As of June 30, 2005, the Bank was permitted to draw on a $37,400,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of June 30, 2005, a $7.0 million long-term convertible advance was outstanding. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of June 30, 2005, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity increased $1,021,000 (3.97%) during the six months ended June 30, 2005, due mainly to an increase in retained earnings with lesser increases in the other areas. The Company’s accumulated other comprehensive income, net of tax increased by $25,000 (3.29%) from $760,000 at December 31, 2004 to $785,000 at June 30, 2005, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $871,000 (7.40%) as the result of the Company’s earnings for the six months, offset by dividends. In addition, $103,400 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2005, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.81%, a Tier 1 risk-based capital ratio of 15.02% and a total risk-based capital ratio of 16.19%.

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

On May 12, 2005, the Company held its Annual Meeting of Stockholders. The matters submitted to the stockholders for a vote were: (i) the election of four directors; and (ii) the authorization to select an outside auditing firm for the Company’s fiscal year ending December 31, 2005. The nominees submitted for election as directors were John E. Demyan, Charles Lynch, Jr., F. W. Kuethe, III, and Mary Lou Wilcox.

At the Meeting, at least 1,591,956 shares were voted in favor of each nominee, no more than 126,870 shares were voted to withhold approval of any director. As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified. Directors not up for re-election and continuing in office after the Meeting are: Shirley E. Boyer, Thomas Clocker, Alan E. Hahn, F. William Kuethe, Jr., Michael G. Livingston, William N. Scherer, Sr., and Karen B. Thorwarth. As previously reported, Mr. Hahn resigned as a director effective July 14, 2005, for health and other personal reasons.

At the Meeting, the Company was authorized to select an outside auditing firm, with 1,765,206 shares voting in favor of the measure, 0 shares voting to withhold authorization, and 4,754 shares abstaining.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated July 28, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: July 28, 2005	By:	/s/ F. William Kuethe, Jr.

F. William Kuethe, Jr. President, Chief Executive Officer

By:	/s/ John E. Porter

John E. Porter Chief Financial Officer