Form 10-Q
period 2005-09-30
GLEN BURNIE BANCORP
filed 2005-10-28
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

At October 24, 2005, the number of shares outstanding of the registrant’s common stock was 2,049,721.

TABLE OF CONTENTS

Part I-Financial Information		Page

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, September 30, 2005
	(unaudited) and December 31, 2004 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Nine
	Months Ended September 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for
	the Three and Nine Months Ended September 30, 2005 and 2004
	(unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2005 and 2004 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - Other Information

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
ASSETS	(unaudited)	(audited)

Cash and due from banks	$10,397	$9,767
Interest-bearing deposits in other financial institutions	26	66
Federal funds sold	3,424	1,541
Cash and cash equivalents	13,847	11,374
Investment securities available for sale, at fair value	91,249	93,279
Investment securities held to maturity, at cost
(fair value September 30: $1,425; December 31: $1,762)	1,318	1,627
Federal Home Loan Bank stock, at cost	1,189	919
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(September 30: $2,271; December 31: $2,412)	198,341	182,291
Premises and equipment, at cost, less accumulated depreciation	3,958	4,031
Other real estate owned	50	50
Cash value of life insurance	5,638	5,484
Other assets	2,779	3,002

Total assets	$318,624	$302,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$271,483	$261,674
Short-term borrowings	6,772	542
Long-term borrowings	7,178	7,200
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,419	1,997
Total liabilities	292,007	276,568

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: September 30: 2,049,721 shares;
December 31: 2,041,033 shares	2,050	2,041
Surplus	11,347	11,169
Retained earnings	13,101	11,774
Accumulated other comprehensive income, net of tax	119	760
Total stockholders’ equity	26,617	25,744

Total liabilities and stockholders’ equity	$318,624	$302,312

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income on:
Loans, including fees	$2,993	$2,922	$8,604	$8,372
U.S. Treasury and U.S. Government agency securities	600	593	1,797	1,683
State and municipal securities	353	441	1,147	1,357
Other	148	109	423	341
Total interest income	4,094	4,065	11,971	11,753

Interest expense on:
Deposits	808	655	2,222	1,963
Short-term borrowings	28	28	46	55
Long-term borrowings	107	108	321	323
Junior subordinated debentures	137	137	410	410
Total interest expense	1,080	928	2,999	2,751

Net interest income	3,014	3,137	8,972	9,002

Provision for credit losses	(50)	140	(50)	340

Net interest income after provision for credit losses	3,064	2,997	9,022	8,662

Other income:
Service charges on deposit accounts	224	264	642	780
Other fees and commissions	244	189	682	521
Other non-interest income	4	1	28	5
Income on life insurance	53	53	155	155
Gains on investment securities	26	41	74	310
Total other income	551	548	1,581	1,771

Other expenses:
Salaries and employee benefits	1,613	1,604	4,766	4,635
Occupancy	222	157	601	496
Other expenses	845	811	2,640	2,534
Total other expenses	2,680	2,572	8,007	7,665

Income before income taxes	935	973	2,596	2,768

Income tax expense	193	204	492	552

Net income	$742	$769	$2,104	$2,216

Basic and diluted earnings per share of common stock	$0.37	$0.38	$1.03	$1.09

Weighted average shares of common stock outstanding	2,046,847	2,032,801	2,043,938	2,030,300

Dividends declared per share of common stock	$0.14	$0.12	$0.38	$0.34

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$742	$769	$2,104	$2,216

Other comprehensice income (loss), net of tax

Unrealized gains (losses) securities:

Unrealized holding gains (losses) arising
during the period	(650)	1,370	(596)	113

Reclassification adjustment for gains
included in net income	(16)	(24)	(45)	(190

Comprehensive income	$76	$2,115	$1,463	$2,139

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$2,104	$2,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	585	756
Compensation expense from vested stock options	15	29
Provision for credit losses	(50)	340
Gains on disposals of assets, net	(73)	(310)
Income on investment in life insurance	(154)	(155)
Changes in assets and liabilities:
Decrease in other assets	539	263
Decrease in other liabilities	(516)	(32)

Net cash provided by operating activities	2,450	3,107

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	1,659	5,303
Proceeds from maturities and sales of other investment securities	18,030	17,400
Purchases of investment securities	(18,420)	(14,801)
Purchases of Federal Home Loan Bank stock	(270)	(77)
Purchases of MD Financial Bank stock	-	(100)
Increase in loans, net	(16,000)	(11,053)
Purchases of premises and equipment	(326)	(236)

Net cash used by investing activities	(15,327)	(3,564)

Cash flows from financing activities:
Increase in deposits, net	9,809	5,838
Increase (decrease) in short-term borrowings	6,230	(6,202)
Repayment of long-term borrowings	(22)	(20)
Dividends paid	(839)	(742)
Issuance of common stock	7	29
Common stock dividends reinvested	165	153

Net cash provided (used) by financing activities	15,350	(944)

Increase (decrease) in cash and cash equivalents	2,473	(1,401)

Cash and cash equivalents, beginning of year	11,374	12,895

Cash and cash equivalents, end of period	$13,847	$11,494

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2005 and 2004.

Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic and diluted:
Net income	$742,000	$769,000	$2,104,000	$2,216,000
Weighted average common shares outstanding	2,046,847	2,032,801	2,043,938	2,030,300
Dilutive effect of stock options	628	523	361	716
Average common shares outstanding - diluted	2,047,475	2,033,324	2,044,299	2,031,016
Basic and diluted net income per share	$0.37	$0.38	$1.03	$1.09

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

During the second quarter of 2005, the Board of Directors granted 4,736 options under this plan at $17.90 per share, exercisable for a period of eight months and expiring December, 2005, of which 395 options have been exercised as of September 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the third quarter of 2005, net interest income before provision for credit losses decreased from $3,137,000 in 2004 to $3,014,000 in 2005, a 3.92% decrease. Year-to-date, the decrease was from $9,002,000 in 2004 to $8,972,000 in 2005, a 0.33% decrease. Interest income for the quarter grew from $4,065,000 in 2004 to $4,094,000 in 2005, a 0.71% increase. For the year-to-date, interest income grew from $11,753,000 in 2004 to $11,971,000 in 2005, a 1.85% increase. Total interest expense for the quarter increased from $928,000 in 2004 to $1,080,000 in 2005, a 16.38% increase and year-to-date interest expense has increased from $2,751,000 in 2004 to $2,999,000 in 2005, a 9.01% increase. The Company realized net income of $742,000 for the third quarter of 2005 compared to $769,000 for the third quarter of 2004, a 3.51% decrease. Year-to-date net income decreased from $2,216,000 in 2004 to $2,104,000 in 2005, a 5.05% decrease. The decrease is primarily due to the operating expenses of our Linthicum branch, which opened during the first quarter of 2005.

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

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $742,000 ($0.37 basic and diluted earnings per share) for the third quarter of 2005, compared to third quarter 2004 consolidated net income of $769,000 ($0.38 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to a decrease in state and municipal security income, increases in other expenses (primarily occupancy) and an increase in interest expense on deposits, partially offset by an increase in loan income and federal funds income. While the Bank’s net loans have increased by $16,050,000 since December 31, 2004, this growth has come primarily in lower yielding indirect automobile loans and mortgage loans made to refinance existing higher yielding loans. As a result, the overall yield on the loan portfolio has declined. Year-to-date consolidated net income of $2,104,000 ($1.03 basic and diluted earnings per share) for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 consolidated net income of $2,216,000 ($1.09 basic and diluted earnings per share). The decrease for the nine month period was due to a decrease in state and municipal income, a decrease in gains on investment securities and increases in other expenses and deposit expense, partially offset by an increase in loan income.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2005 was $3,014,000 and $8,972,000, respectively, compared to $3,137,000 and $9,002,000 for the same period in 2004, a decrease of $123,000 (3.92%) for the three month period and a decrease of $30,000 (0.34%) for the nine month period. The decrease for the three and nine month periods were due to increases in deposit expense and a decrease in state and municipal income. This was partially offset by an increase in interest income on loans and federal funds sold.

Interest income increased $29,000 (0.72%) for the three months ended September 30, 2005 and increased $218,000 (1.85%) for the nine months ended September 30, 2005, compared to the same periods in 2004, primarily due to increases in income on loans and federal funds sold, offset by a decrease in state and municipal securities income. The nine month period also included increases in U.S. Government securities.

Interest expense increased $152,000 (16.38%) for the three months ended September 30, 2005 and increased $248,000 (9.02%) for the nine months ended September 30, 2005, compared to the same 2004 periods. Interest expense increased for the three and nine month periods ended September 30, 2005, primarily attributable to increases in interest rates on certificates of deposit combined with increasing balances of interest bearing deposits.

Net interest margins for the three and nine months ended September 30, 2005 were 4.45% and 4.54%, compared to tax equivalent net interest margins of 4.67% and 4.61% for the three and nine months ended September 30, 2004.

Provision for Credit Losses. The Company made a reverse provision for credit losses of $50,000 during the three and nine month periods ended September 30, 2005, and an additional provision of $140,000 and $340,000 during the three and nine month periods ended September 30, 2004. As of September 30, 2005, the allowance for credit losses equaled 1,227.57% of non-accrual and past due loans compared to 398.68% at December 31, 2004 and 407.97% at September 30, 2004. During the three and nine month periods ended September 30, 2005, the Company recorded a net recovery of $106,000 and a net charge-off of $91,000, compared to a net charge-offs of $7,000 and $131,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2005 period represent 0.06% of the average loan portfolio.

Other Income. Other income increased from $548,000 for the three month period ended September 30, 2004, to $551,000 for the corresponding 2005 period, a $3,000 (0.55%) increase. For the nine month period, other income decreased to $1,581,000 at September 30, 2005 from $1,771,000 at September 30, 2004, a $190,000 (10.73%) decrease. The increase for the three month period was primarily due to an increase in other income and other fees, offset by a decrease in service charges and a decrease in gains on investment securities. The decrease in other income for the nine month period was primarily due to decreases in gains on investment securities and service charge income, offset partially by an increase in other fees.

Other Expenses. Other expenses increased from $2,572,000 for the three month period ended September 30, 2004, to $2,680,000 for the corresponding 2005 period, a $108,000 (4.2%) increase. For the nine month period, other expenses increased from $7,665,000 at September 30, 2004 to $8,007,000 at September 30, 2005, a $342,000 (4.46%) increase. The increases for the three and nine month periods were primarily due to increases in salaries and employee benefits and occupancy due to the opening of the Linthicum branch and $50,000 being booked to reserve for unfunded commitments, included in other expense.

Income Taxes. During the three and nine months ended September 30, 2005, the Company recorded income tax expense of $193,000 and $492,000, respectively, compared to income tax expense of $204,000 and $552,000, respectively, for the corresponding periods of the prior year. The Company’s effective tax rate for the three and nine month periods in 2005 were 20.6% and 19.0%, respectively, compared to 21.0% and 19.9%, respectively, for the prior year periods.

Other Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income or loss in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the third quarter of 2005, comprehensive income, net of tax, totaled $76,000, compared to the September 30, 2004 total of $2,115,000. Year-to-date comprehensive income totaled $1,463,000, as of September 30, 2005, compared to the September 30, 2004 total of $2,139,000. The decline for both the third quarter and year-to-date from the prior year are due to a decrease in unrealized holding gains on available for sale securities as of September 30, 2005.

FINANCIAL CONDITION

General. The Company’s assets increased to $318,624,000 at September 30, 2005 from $302,312,000 at December 31, 2004, primarily due to increases in loan balances and cash and cash equivalents, offset partially by decreases in investment securities. The Bank’s net loans totaled $198,341,000 at September 30, 2005, compared to $182,291,000 at December 31, 2004, an increase of $16,050,000 (8.80%), primarily attributable to increases in commercial and industrial mortgages, indirect loans, mortgage loans purchased and mortgage loans sold, offset by a decrease in installment business loans .

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $92,567,000 at September 30, 2005, a $2,339,000 (2.46%) decrease from $94,906,000 at December 31, 2004. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2005, totaled $13,847,000, an increase of $2,473,000 (21.74%) from the December 31, 2004 total of $11,374,000. The aggregate market value of investment securities held by the Bank as of September 30, 2005 was $92,674,000 compared to $95,041,000 as of December 31, 2004, a $2,367,000 (2.49%) decrease.

Deposits as of September 30, 2005 totaled $271,483,000, which is an increase of $9,809,000 (3.75%) from $261,674,000 at December 31, 2004. Demand deposits as of September 30, 2005 totaled $81,663,000, which is an increase of $8,236,000 (11.22%) from $73,427,000 at December 31, 2004. NOW accounts as of September 30, 2005 totaled $25,510,000, which is a decrease of $1,580,000 (5.83%) from $27,090,000 at December 31, 2004. Money market accounts as of September 30, 2005 totaled $19,118,000, which is a decrease of $1,091,000 (5.40%), from $20,209,000 at December 31, 2004. Savings deposits as of September 30, 2005 totaled $57,900,000, which is an increase of $235,000 (0.41%) from $57,665,000 at December 31, 2004. Certificates of deposit over $100,000 totaled $16,156,000 on September 30, 2005, which is a decrease of $401,000 (2.42%) from $16,557,000 at December 31, 2004. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $70,947,000 on September 30, 2005, which is a $4,220,000 (6.32%) increase from the $66,727,000 total at December 31, 2004.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At September 30,	At December 31,
	2005	2004
	(Dollars in Thousands)

Restructured loans	$-	$95

Non-accrual loans:
Real-estate - mortgage:
Residential	$19	$122
Commercial	-	255
Real-estate - construction	-	-
Installment	148	205
Credit card and related	-	-
Commercial	13	16

Total non-accrual loans	180	598

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	-	1
Commercial	-	-
Real-estate - construction	4	6
Installment	-	-
Credit card and related	-	-
Commercial	-	-
Other	1	-

Total accruing loans past due 90 days or more	5	7

Total non-accrual loans and past due loans	$185	$605

Non-accrual and past due loans to gross loans	0.09%	0.33%

Allowance for credit losses to non-accrual and past due loans	1227.57%	398.68%

At September 30, 2005, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $13,438 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Thousands)

Beginning balance	$2,412	$2,247

Charge-offs	(399)	(447)
Recoveries	308	316
Net charge-offs	(91)	(131)
Provisions charged to operations	(50)	340

Ending balance	$2,271	$2,456

Average loans	$187,556	$177,143

Net charge-offs to average loans (annualized)	0.06%	0.09%

Reserve for Unfunded Commitments. As of September 30, 2005, the Bank had outstanding commitments totaling $17,768,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Thousands)

Beginning balance	$150	$150

Provisions charged to operations	50	-

Ending balance	$200	$150

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2005.

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

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2005.

	0-3 Months	Over 3 to 12 Months	Over 1Through 5 Years	Over 5 Years	Total
	(Dollars in Thousands)

Assets:
Cash and due from banks	$-	$-	$-	$-	$10,397
Federal funds and overnight deposits	3,450	-	-	-	3,450
Securities	355	495	12,707	79,010	92,567
Loans	17,055	4,751	86,235	90,300	198,341
Fixed assets	-	-	-	-	3,958
Other assets	-	-	-	-	9,911

Total assets	$20,860	$5,246	$98,942	$169,310	$318,624

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$81,663
NOW accounts	25,510	-	-	-	25,510
Money market deposit accounts	19,118	-	-	-	19,118
Savings accounts	58,089	947	-	-	59,036
IRA accounts	1,206	8,009	14,624	1,473	25,312
Certificates of deposit	10,475	23,351	26,304	714	60,844
Short-term borrowings	6,772	-	-	-	6,772
Long-term borrowings	7	23	7,144	4	7,178
Other liabilities	-	-	-	-	1,419
Junior subordinated debenture	-	-	-	5,155	5,155
Stockholders’ equity:	-	-	-	-	26,617

Total liabilities and
stockholders' equity	$121,177	$32,330	$48,072	$7,346	$318,624

GAP	$(100,317)	$(27,084)	$50,870	$161,964
Cumulative GAP	$(100,317)	$(127,401)	$(76,531)	$85,433
Cumulative GAP as a % of total assets	-31.48%	-39.98%	-24.02%	26.81%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2005, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-11.6%	-3.8%	1.9%	4.9%
% Change in Economic Value of Equity	-13.3%	-4.6%	-3.3%	-8.7%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2005, totaled $13,847,000, an increase of $2,473,000 (21.74%) from the December 31, 2004 total of $11,374,000.

As of September 30, 2005, the Bank was permitted to draw on a $38,100,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of September 30, 2005, a $7.0 million long-term convertible advance was outstanding and a $6.0 million short-term advance was outstanding. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of September 30, 2005, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity increased $873,000 (3.39%) during the nine months ended September 30, 2005, due mainly to an increase in retained earnings offset by a decrease in accumulated other comprehensive income, net of tax. The Company’s accumulated other comprehensive income, net of tax decreased by $641,000 (84.34%) from $760,000 at December 31, 2004 to $119,000 at September 30, 2005, as a result of a decrease in the market value of securities classified as available for sale. Retained earnings increased by $1,327,000 (11.27%) as the result of the Company’s earnings for the nine months, offset by dividends. In addition, $164,283 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2005, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.87%, a Tier 1 risk-based capital ratio of 14.71% and a total risk-based capital ratio of 15.88%.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated October 28, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: October 28, 2005	By:	/s/ F. William Kuethe, Jr.
F. William Kuethe, Jr.
President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer