Form 10-K
period 2005-12-31
GLEN BURNIE BANCORP
filed 2006-03-16
CIK 890066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to_____.

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

Title of Class
Common Stock, $1.00 par value
Common Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 24, 2006 was $34,280,907.

The number of shares of common stock outstanding as of February 24, 2006 was 2,467,126.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2005 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and related Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions	33
Item 14.	Principal Accountant Fees and Services	33

PART IV

Item 15.	Exhibits and Financial Statement Schedules	34

Signatures		35

PART I

ITEM 1.  BUSINESS

General

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Glen Burnie (South Crain location) Odenton, Riviera Beach, Crownsville, Severn, Linthicum and Severna Park, Maryland. The Bank also maintains two remote Automated Teller Machine (“ATM”) locations in Ferndale and Pasadena, Maryland. The Bank maintains a website at www.thebankofglenburnie.com. The Bank is the oldest independent commercial bank in Anne Arundel County. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank also originates automobile loans through arrangements with local automobile dealers. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

Lending Activities

The Bank offers a full range of consumer and commercial loans. The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, commercial loans and consumer installment lending including indirect automobile lending. Substantially all of the Bank’s loan customers are residents of Anne Arundel County and surrounding areas of Central Maryland. The Bank solicits loan applications for commercial loans from small to medium sized businesses located in its market area. The Company believes that this is a market in which a relatively small community bank, like the Bank, has a competitive advantage in personal service and flexibility. The Bank’s consumer lending currently consists primarily of indirect automobile loans originated through arrangements with local dealers.

The Company’s total loan portfolio increased during the 2005, 2004, 2003, and 2001 fiscal years, while declining in 2002. In 2005, the increases were primarily due to an increase in commercial and industrial mortgages and indirect automobile loans. In 2001, 2003, and 2004, the increases in loans were primarily due to increases in residential mortgages. The commercial mortgage portfolio continued to decline in 2003 as a result of softening loan demand and increased competition from large financial institutions. From 2001 to 2004, the residential mortgage portfolio achieved steady increases due to a strong housing market environment.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2005		2004		2003		2002		2001
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$71,841	37.17%	$71,039	38.27%	$64,471	36.62%	$49,572	30.67%	$44,293	26.32%
Commercial	37,666	19.50	31,983	17.23	28,525	16.20	31,584	19.54	36,920	21.94
Construction and land development	1,402	0.73	2,080	1.12	3,112	1.77	2,338	1.45	2,355	1.40

Consumer:
Installment	15,748	8.15	19,019	10.25	19,767	11.23	19,758	12.22	20,063	11.92
Credit card	128	0.07	180	0.10	175	0.10	228	0.14	272	0.16
Indirect automobile	60,510	31.31	55,703	30.00	53,883	30.61	52,795	32.66	59,308	35.24
Commercial	5,932	3.07	5,618	3.03	6,113	3.47	5,374	3.32	5,083	3.02
Gross loans	193,227	100.00%	185,622	100.00%	176,046	100.00%	161,649	100.00%	168,294	100.00%
Unearned income on loans	(821)		(919)		(981)		(847)		(786)
Gross loans net of unearned income	192,406		184,703		175,065		160,802		167,508
Allowance for credit losses	(2,201)		(2,412)		(2,246)		(2,515)		(2,939)
Loans, net	$190,205		$182,291		$172,819		$158,287		$164,569

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2005. Demand loans and loans, which have no stated maturity, are treated as due in one year or less. At December 31, 2005, the Bank had $22,734,676 in loans due after one year with variable rates and $151,209,022 in such loans with fixed rates.

	Due Within One Year	Due Over One To Five Years	Due Over Five Years	Total
(In Thousands)
Real Estate - mortgage:
Residential	$7,536	$4,837	$59,468	$71,841
Commercial	2,570	20,957	14,139	37,666
Construction and land development	496	—	906	1,402
Installment	1,689	10,520	3,539	15,748
Credit Card	128	—	—	128
Indirect automobile	932	48,285	11,293	60,510
Commercial	5,932	—	—	5,932
	$19,283	$84,599	$89,345	$193,227

Real Estate Lending. The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates, while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans are generally originated on a variable rate basis. Substantially all of the Bank’s real estate loans are secured by properties in Anne Arundel County, Maryland. Under the Bank’s loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. The Bank, however, will make loans secured by owner-occupied residential real estate with loan-to-value ratios up to 95%, provided the borrower obtains private mortgage insurance for the portion of the loan in excess of 80%. For residential investment properties, the maximum loan-to-value ratio is 80%. The maximum permissible loan-to-value ratio for residential and residential construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower’s primary residence, provided that the aggregate indebtedness on the property does not exceed 80% of its value.

Commercial Lending. The Bank’s commercial loan portfolio consists of demand, installment and time loans for commercial purposes. The Bank’s business demand, installment and time lending includes various working capital loans, equipment, vehicles, lines of credit and letters of credit for commercial customers. Demand loans require the payment of interest until called, while installment loans require a monthly payment of principal and interest, and time loans require a single payment of principal and interest at maturity. Such loans may be made on a secured or an unsecured basis. All such loans are underwritten on the basis of the borrower’s creditworthiness rather than the value of the collateral.

Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 2005, approximately 69.8% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 30.2% had been originated for consumer purposes.

Indirect Automobile Lending. The Bank commenced its indirect automobile lending program in January 1998. The Bank finances new automobiles for terms of up to 72 months and used automobiles for terms of up to 60 months. For used vehicles, the age of the vehicle plus the term of the loan cannot exceed eight years. The Bank does not lend more than the invoice price on new vehicles. On used vehicles, the Bank will not lend more than the fair market value as published in a nationally recognized used vehicle pricing guide. The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses. The Bank originates indirect loans through a network of approximately 40 dealers which are primarily new car dealers located in Anne Arundel County. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

The Bank’s loan approval policy provides for various levels of individual lending authority. The maximum aggregate lending authority granted by the Bank to any one Lending Officer is $750,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $1,000,000. The Bank’s Executive Committee is authorized to approve loans up to $2.0 million. Larger loans must be approved by the full Board of Directors.

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $3.28 million to any one borrower at December 31, 2005. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $5.01 million to any one borrower at December 31, 2005. It is currently the Bank’s policy to limit its exposure to any one borrower to no more than $2.95 million in the aggregate unless any borrowings exceeding this amount are approved by a 75% vote of the Board of Directors. At December 31, 2005, the largest amount outstanding to any one borrower and its related interests was $4,140,000.

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

The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars In Thousands)
Restructured Loans	$—	$95	$—	$41	$—

Non-accrual loans:
Real estate - mortgage:
Residential	$14	$122	$34	$264	$284
Commercial	—	255	265	178	189
Real estate - construction	—	—	—	7	—
Installment	159	205	250	112	88
Commercial	12	16	23	10	40
Total non-accrual loans	185	598	572	571	601

Accruing loans past due 90 days or more
Real estate - mortgage:
Residential	1	1	5	1	45
Commercial	—	—	—	—	—
Real estate - construction	3	6	6	—	—
Installment	—	—	—	13	13
Credit card & related	—	—	—	—	1
Total accruing loans past due 90 days or more	4	7	11	15	59
Total non-accrual and past due loans	$189	$605	$583	$586	$660
Non-accrual and past due loans to gross loans	0.10%	0.33%	0.33%	0.36%	0.39%
Allowance for credit losses to non-accrual and past due loans	1,164.55%	398.68%	385.25%	429.13%	445.30%

For the year ended December 31, 2005, interest of $15,522 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $152,183, or 82.1%, of the Bank’s total $185,430 non-accrual loans at December 31, 2005 were attributable to 6 borrowers. No charge-offs have previously been taken on these loans. One of these borrowers with a loan totaling $12,275 was in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the current active balance of the Bank’s loan.

At December 31, 2005, there were no loans outstanding not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2005, the Company had $50,000 in real estate acquired in partial or total satisfaction of debt, compared to $50,000 and $171,882 in such properties at December 31, 2004 and 2003, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2005, see “Item 2. -- Properties.”

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

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars In Thousands)
Beginning Balance	$2,412	$2,246	$2,515	$2,939	$3,385

Loans charged off
Real estate - mortgage:
Residential	—	—	—	1	—
Commercial	—	—	—	—	4
Real estate - construction	—	—	—	—	—
Installment	495	502	687	594	498
Credit card & related	—	—	42	95	89
Commercial	127	49	29	80	96
Total	622	551	758	730	687

Recoveries
Real estate - mortgage:
Residential	—	35	1	1	—
Commercial	—	—	—	1	—
Real estate - construction	—	—	—	—	—
Installment	276	293	369	215	310
Credit card & related	—	—	30	30	53
Commercial	185	49	49	59	28
Total	461	377	449	306	391
Net charge offs/(recoveries)	161	174	308	424	296
Provisions (credited) charged to operations	(50)	340	40	—	(150)
Ending balance	$2,201	$2,412	$2,246	$2,515	$2,939
Average loans	$191,706	$181,881	$166,786	$164,818	$163,695
Net charge-offs to average loans	0.09%	0.10%	0.18%	0.18%	0.18%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2005, 2004, 2003, 2002 and 2001:

	At December 31,
	2005		2004
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$153	37.17%	$153	38.27%
Commercial	277	19.50	328	17.23
Real Estate -- construction	8	0.73	13	1.12
Installment	103	8.15	136	10.25
Credit Card	—	0.07	—	0.10
Indirect automobile	1,260	31.31	1,254	30.00
Commercial	264	3.07	343	3.03
Unallocated	136	—	185	—
Total	$2,201	100.00%	$2,412	100.00%

	At December 31,
	2003		2002		2001
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$143	36.62%	$131	30.67%	$164	26.32%
Commercial	314	16.20	349	19.54	456	21.94
Real Estate - construction	29	1.77	48	1.45	71	1.40
Installment	137	11.23	152	12.22	237	11.92
Credit Card	—	0.10	—	0.14	—	0.16
Indirect automobile	1,357	30.61	1,461	32.66	1,390	35.24
Commercial	271	3.47	168	3.32	300	3.02
Unallocated	(5)	—	206	—	321	—
Total	$2,246	100.00%	$2,515	100.00%	$2,939	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2005	2004	2003
	(In Thousands)
U.S. Treasury securities	$—	$—	$—
U.S. Government agencies and mortgage backed securities	52,402	52,020	52,444
Obligations of states and political subdivisions	30,277	36,640	43,624
Corporate trust preferred	4,976	5,008	5,026
Total investment securities	$87,655	$93,668	$101,094

The following table sets forth the scheduled maturities, book values and weighted average yields for the Company’s investment securities portfolio at December 31, 2005:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
U.S. Treasury securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government agencies and mortgage backed securities	500	3.00	7,982	3.72	3,248	4.77	40,672	5.09	52,402	4.84
Obligations of states and political subdivisions	—	—	3,647	3.31	11,398	3.81	15,232	4.97	30,277	4.30
Corporate trust preferred	—	—	—	—	—	—	4,976	6.96	4,976	6.96
Total investment securities	$500	3.00%	$11,629	3.59%	$14,646	4.02%	$60,880	5.20%	$87,655	4.79%

At December 31, 2005, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources Of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in northern Anne Arundel County. Consolidated total deposits were $265,248,268 as of December 31, 2005. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $36.7 million under a line of credit from the FHLB of Atlanta as of December 31, 2005.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2005, the Bank had approximately $22.4 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2005:

Amount (In Thousands)
Three months or less	$5,599
Over three through six months	1,876
Over six through 12 months	6,128
Over 12 months	8,818
Total	$22,418

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $36.7 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities. There was $7 million in a long-term convertible advance under this credit arrangement at December 31, 2005. The advance matures in September 2010 and bears a 5.84% rate of interest. On September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5 million of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. It is the Company’s intention to call these debentures at the earliest opportunity. The Bank also has a unsecured line of credit in the amount of $5 million from another commercial bank but has not drawn on this line. The Bank has a mortgage note on the 103 Crain Highway address with a balance of $170,977 as of December 31, 2005. This note is payable monthly through October 2010 and has a 7% interest rate.

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

The Bank’s interest rates, loan and deposit terms, and offered products and services are impacted, to a large extent, by such competition. The Bank attempts to provide superior service within its community and to know, and facilitate services to, its customers. It seeks commercial relationships with small to medium size businesses, which the Bank believes would welcome personal service and flexibility. While the Bank believes it is the ninth largest deposit holder in Anne Arundel County, Maryland, with an estimated 3.36% market share as of June 30, 2005 (the latest date for which relevant data is available from the FDIC), it believes its greatest competition comes from smaller community banks which offer similar personalized services.

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

Employees

At December 31, 2005, the Bank had 125 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

Capital Adequacy. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulation of the Bank -- Capital Adequacy.”

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2005, the Bank was well capitalized as defined by the FDIC’s regulations.

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

Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- “well capitalized, adequately capitalized or undercapitalized.” Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Under the current assessment schedule, well-capitalized banks with the best supervisory ratings are not required to pay any premium for deposit insurance. All BIF-insured banks, however, will be required to begin paying an assessment to the FDIC in an amount equal to 2.12 basis points times their assessable deposits to help fund interest payments on certain bonds issued by the Financing Corporation, an agency established by the federal government to finance takeovers of insolvent thrifts.

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

ITEM 1A.  RISK FACTORS

An investment in the Common Stock is subject to risks inherent to the Bank’s business. The material risk and uncertainties that management believes affect the Bank are described below. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.

Risk Factors Relating to our Business Generally

Fluctuations in interest rates could reduce the Bank’s profitability and affect the value of its assets.

Like other financial institutions, the Bank is subject to interest rate risk. The Company’s income and cash flow depend to a great extent on the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various government agencies, in particular the Federal Reserve Bank. Changes in interest rates will influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding. The impact of these changes may be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates. Fluctuations in these areas may adversely affect the Company and its shareholders.

Until recently, interest rates have been at historically low levels. However, since June 30, 2004, the Federal Reserve has increased its target for Federal funds rate numerous times. While these short-term market interest rates (which are used as a guide for pricing deposits) have increased, longer-term market interest rates (which are used as a guide for pricing longer-term loans and leases) have not. This “flattening” of the market yield curve has had a negative impact on the Bank’s interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on its deposits and borrowings continue to reprice upwards faster than the rates on long-term loans and investments, the Bank could experience compression of its interest rate spread and net interest margin, which could have a negative effect on the Bank’s profitability.

The Bank is subject to credit risks relating to its loan portfolio.

The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations and economic conditions.

The Bank maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Bank’s policies and procedures.

In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. The Bank’s allowance for credit losses may not be sufficient to cover the loan losses that it may actually incur. If the Bank experiences defaults by borrowers in any of its businesses, the Bank’s earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality, particularly in its local business loan portfolio. Changes in national economic conditions could also adversely affect the quality of its loan portfolio.

Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. The Bank seeks to minimize these risks through its underwriting standards. The Bank obtains financial information and performs credit risk analysis on its customers. Underwriting standards are designed to promote relationship banking rather than transactional banking. Most commercial and industrial loans are secured by the assets being financed or other business assets; however, some loans may be made on an unsecured basis. The Bank’s credit policy sets different maximum exposure limits both by business sector and its current and historical relationship and previous experience with each customer.

The Bank offers both fixed-rate and adjustable-rate consumer mortgage loans secured by properties, substantially all of which are located in the Bank’s primary market area. Adjustable-rate mortgage loans help reduce the Bank’s exposure to changes in interest rates; however, during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required from the borrower.

Consumer loans are primarily all other non-real estate loans to individuals in the Bank’s regional market area. Consumer loans can entail risk, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

General economic conditions nationally and in the Bank’s market area are less than favorable.

The Company is affected by general economic conditions in the United States and, in particular, in the Bank’s market area. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, and the strength of both the U.S. economy and the local economy in which the Bank operates, all of which are beyond the Company’s control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the bank’s products and services, any of which could have a material adverse impact on the Company’s financial condition and results of operations.

The financial services industry is very competitive.

The Bank faces competition in attracting and retaining deposits, making loans, and providing other financial services throughout the Bank’s market area. The Bank’s competitors include other community banks, larger banking institutions, and wide range of other financial institutions such as credit unions, government sponsored enterprises, mutual fund companies, insurance companies and other non-bank enterprises. Many of these competitors have substantially greater resources than the Company. If the Bank is unable to compete effectively, it will lose market share and income from deposits, loans, and other products may be reduced.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Company or the businesses in which the Company is engaged.

The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of operations. Law and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against the Company or the Bank may cause the Company to devote significant time and resources to defending itself and may lead to penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its stockholders.

The Company is subject to environmental liability risk associated with lending activities.

A portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Bank’s information systems may experience an interruption or breach in security.

The Bank relies heavily on communications and information systems to conduct its business. Any failure interruption or breach in security of these systems could result in failures or disruptions in the Bank’s customer relationship management, general ledger, deposit, loan and other system. While the Bank has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. The occurrence, of any failures, interruptions or security breaches of the Bank’s information systems could damage the Bank’s reputation, result in a loss of customer business, subject the Bank to additional regulatory scrutiny, or expose the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operation.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Bank may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Bank may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Bank’s business and, in turn, the Company’s financial condition and results of operations.

The inability to hire or retain certain key professionals, management and staff could adversely affect the Company’s revenues and net income.

The Bank relies on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect the Bank’s ability to maintain and mange these portfolios effectively, which could negatively affect the Company’s revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company’s net income.

Severe weather, acts of war and terrorism and other adverse external events could significantly impact the Company’s business

Severe weather, acts of war or terrorism and other adverse external events could have a significant impact on the Bank’s ability to conduct business. Such events could affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. The occurrence of any such event could have a material adverse effect on the Bank’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations. The close proximity of the all of the Company’s branch locations to Washington, D.C. may put it at an especially high risk of being impacted by terrorism.

Risk Factors Relating to the Company’s Articles of Incorporation and the Common Stock

The liability of our directors is limited.

Our Articles of Incorporation limit the liability of directors to the maximum extent permitted by Maryland law.

The trading volume in the Common Stock is less than that of other larger services companies.

Although the Common Stock is listed for trading on the Nasdaq SmallCap Market, the trading volume in the Common Stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Common Stock, significant sales of the Common Stock, or the expectation of these sales, could negatively impact the Company’s stock price.

It may be difficult for a third party to acquire the Company, which could affect the price of the Common Stock.

Our charter and Bylaws contain certain anti-takeover provisions pursuant to the Maryland General Corporation Law. In addition, the Company has a shareholders rights plan that could make it more difficult to acquire the Company. As a result, we may be a less attractive target to a potential acquirer who otherwise may be willing to pay a premium for our common stock above its market price. These provisions effectively inhibit a non-negotiated merger or other business combination, even if doing so would be perceived to be beneficial to the Company’s stockholders and could adversely affect the market price of the Common Stock.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:
	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$730,858	10,000	$87,867,769

Branches:
Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	233,830	6,000	37,884,037

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	175,996	2,500	30,852,010

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	365,302	3,000	46,347,623

Severn 811 Reece Road Severn, MD 21144	1984	Owned	257,569	2,500	29,050,083

South Crain 7984 Crain Highway Glen Burnie, MD 21061	1995	Leased	48,631	2,600	21,372,433

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	263,629	2,500	4,033,989

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	228,555	2,184	7,840,324

Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	1,264,893	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	294,012	3,727	N/A
_________________________________

At December 31, 2005, the Bank owned one foreclosed real estate property with a total book value of $ 50,000. The Bank is holding this commercial property for sale.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2005, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	73	President and Chief Executive Officer
Michael G. Livingston	52	Deputy Chief Executive Officer, Executive Vice President and Chief Operating Officer
John E. Porter	52	Senior Vice President and Chief Financial Officer

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the Nasdaq SmallCap Market under the symbol “GLBZ”. As of February 24, 2006, there were 480 record holders of the Common Stock. The closing price for the Common Stock on that date was $17.43. A 20% dividend has been declared for stockholders’ of record on January 9, 2006, payable January 23, 2006.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2005 and 2004 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2005			2004
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$24.30	$21.00	$0.12	$26.51	$24.10	$0.11
June 30,	21.97	19.00	0.12	25.60	21.10	0.11
September 30	21.30	20.14	0.14	23.25	21.10	0.12
December 31	21.93	18.00	0.21	24.86	21.96	0.18

A regular dividend of $0.14 and a bonus dividend of $0.07 were declared for stockholders’ of record on December 23, 2005, payable on January 5, 2006 and January 6, 2006, respectively.

The Company intends to pay dividends approximating forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank’s and bank holding company’s right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See “Item 1. Business - Supervision and Regulation - Regulation of the Company - Dividends and Distributions” and “Item 1. Business -- Supervision and Regulation - Regulation of the Bank - Dividend Limitations.” The Company does not believe that those restrictions will materially limit its ability to pay dividends.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$11,966	$12,016	$11,263	$11,368	$10,674
Provision for Credit Losses	(50)	340	40	-	(150)
Other Income	2,114	2,372	2,289	2,485	1,821
Other Expense	10,625	10,360	9,748	9,957	10,332
Net Income	2,775	3,056	3,077	2,811	1,725

Share Data:
Basic Net Income Per Share	$1.36	$1.50	$1.52	$1.40	$0.87
Diluted Net Income Per Share	1.36	1.50	1.52	1.40	0.87
Cash Dividends Declared Per Common Share	0.59	0.52	0.45	0.42	0.38
Weighted Average Common Shares Outstanding:
Basic	2,045,622	2,031,843	2,019,502	2,005,602	1,994,171
Diluted	2,045,622	2,031,843	2,019,502	2,008,986	1,994,171

Financial Condition Data:
Total Assets	$306,561	$302,312	$302,252	$279,406	$263,362
Loans Receivable, Net	190,205	182,291	172,819	158,287	164,569
Total Deposits	265,248	261,674	256,908	241,420	229,307
Long Term Borrowings	7,171	7,200	7,227	7,251	7,275
Junior Subordinated Debentures	5,155	5,155	5,155	5,155	5,155
Total Stockholders’ Equity	26,625	25,744	23,948	21,789	17,862

Performance Ratios:
Return on Average Assets	0.89%	1.00%	1.05%	1.05%	0.69%
Return on Average Equity	10.50	12.51	13.56	14.49	9.77
Net Interest Margin (1)	4.46	4.61	4.48	4.76	4.80
Dividend Payout Ratio	43.52	34.67	29.53	29.70	43.27

Capital Ratios:
Average Equity to Average Assets	8.47%	8.16%	7.76%	9.03%	9.08%
Leverage Ratio	10.17	9.85	9.25	9.07	8.79
Total Risk-Based Capital Ratio	16.98	16.40	15.79	15.28	13.92

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.14%	1.30%	1.28%	1.56%	1.75%
Non-accrual and Past Due Loans to Gross Loans	0.10%	0.33%	0.33%	0.36%	0.39%
Allowance for Credit Losses to Non-Accrual and Past Due Loans	1,164.55%	398.68%	385.25%	429.13%	445.30%
Net Loan Charge-offs (Recoveries) to Average Loans	0.09%	0.10%	0.18%	0.26%	0.18%
(1) Presented on a tax-equivalent basis

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “intends”, “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

During 2005, net interest income declined to $11,966,103 from $12,016,466 in 2004, and net income declined to $2,774,741 from $3,055,501 in 2004. In 2005.the Company saw continued growth in both deposits and the loan portfolio. Non-interest bearing deposits increased by $5,886,555, and interest bearing deposits declined by $2,312,330. The loan portfolio increased by $7,913,706, primarily due to a $5,683,379 increase in commercial mortgage loans.

All per share amounts throughout this report have been adjusted to give retroactive effect to a six-for-five stock dividend paid on January 6, 2004.

Comparison of Results of Operations for the Years Ended December 31, 2005, 2004 and 2003

General. For the year ended December 31, 2005, the Company reported consolidated net income of $2,774,741 ($1.36 basic and diluted earnings per share) compared to consolidated net income of $3,055,501 ($1.50 basic and diluted earnings per share) for the year ended December 31, 2004 and consolidated net income of $3,077,074 ($1.52 basic and diluted earnings per share) for the year ended December 31, 2003.

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

Net interest income is affected by the mix of loans in the Bank’s loan portfolio. Currently a majority of the Bank’s loans are mortgage and construction loans secured by real estate and indirect automobile loans secured by automobiles. These types of loans are made at interest rates lower than unsecured loans. While the Bank’s loan volume increased in 2004 and 2005, these rate changes produced lower yields on the Company’s interest-earning assets. Meanwhile, current market forces have resulted in higher rates of interest being paid by the Bank on deposits and borrowings used to fund income producing assets. In 2006, the Company intends to increase the Bank’s commercial loan portfolio and reduce the Bank’s indirect automobile loan portfolio, which management expects will result in a higher average return on the loan portfolio.

Consolidated net interest income for the year ended December 31, 2005 was $11,966,103 compared to $12,016,466 for the year ended December 31, 2004 and $11,263,294 for the year ended December 31, 2003. The $50,363 decrease for the most recent year was primarily due to an increase in deposit expense, partially offset by an increase in loan income. The $753,172 increase in net interest income for 2004 as compared to 2003 was primarily due to a decrease in interest expense on deposits coupled with an increase in income on U.S. Government agency securities. The after tax net interest income for 2005 was $12,750,162, a $195,909 or 1.51% decrease from the $12,946,071 after tax net interest income for 2004, which was an increase of $752,467 or 6.17% compared to $12,193,604 in after tax net interest income for 2003.

Interest expense increased from $3,644,661 in 2004 to $4,131,459 in 2005, a $486,798, a 13.36% increase, primarily due to an increase in deposit expense due to rates increasing. Interest expense decreased from $4,276,724 in 2003 to $3,644,661 in 2004, a $632,063, or 14.78% decrease, primarily due to a decrease in interest rates paid on deposits. Net interest margin for the year ended December 31, 2005 was 4.46% compared to 4.61% and 4.48% for the years ended December 31, 2004 and 2003, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2005	VS.	2004	2004	VS.	2003
		Change Due To:			Change Due To:
	Increase/ Decrease	Rate	Volume	Increase/ Decrease	Rate	Volume
	(In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$54	$70	$(16)	$8	$6	$2
Interest-bearing deposits	40	11	29	(24)	4	(28)

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	197	70	127	244	384	(140)
Obligations of states and political subdivisions(1)	(438)	0	(438)	(6)	(28)	22
All other investment securities	20	22	(2)	1	2	(1)
Total investment securities	(221)	92	(313)	239	358	(119)

Loans, net of unearned income:
Demand, time and lease	99	91	1	6	10	(4)
Mortgage and construction	474	(65)	539	399	(402)	801
Installment and credit card	(151)	(270)	119	(546)	(794)	248
Total gross loans(2)	422	(238)	660	(141)	(1,186)	1,045
Allowance for credit losses	—	—	—	—	—	—
Total net loans	422	(238)	660	(141)	(1,186)	1,045
Total interest-earning assets	$295	$(65)	$360	$82	$(818)	$900

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$13	$9	$4	$(16)	$(41)	$25
Money market	20	29	(9)	(20)	(19)	(1)
Other time deposits	446	422	24	(628)	(491)	(137)
Total interest-bearing deposits	479	460	19	(664)	(551)	(113)
Non-interest-bearing deposits	—	—	—	—	—	—
Borrowed funds	7	41	(34)	32	1	31
Total interest-bearing liabilities	$486	$501	$(15)	$(632)	$(550)	$(82)

(1) Tax equivalent basis. (2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$3,682	$113	3.07%	$4,962	$59	1.18%	$4,815	$51	1.06%
Interest-bearing deposits	2,008	77	3.84	1,126	37	3.29	2,078	61	2.94

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	53,521	2,414	4.51	50,575	2,217	4.38	54,497	1,973	3.62
Obligations of states and political subdivisions(1)	34,391	2,258	6.57	41,016	2,696	6.57	40,655	2,702	6.64
All other investment securities	4,996	378	7.57	5,019	358	7.13	5,038	357	7.09
Total investment securities	92,908	5,050	5.44	96,610	5,271	5.46	100,190	5,032	5.02

Loans, net of unearned income:
Demand, time and lease	5,597	432	7.72	5,556	333	5.99	5,624	327	5.81
Mortgage and construction	109,025	6,968	6.40	100,590	6,494	6.46	88,853	6,095	6.86
Installment and credit card	77,084	4,225	5.49	74,902	4,376	5.84	71,326	4,922	6.90
Total gross loans(2)	191,706	11,625	6.07	181,048	11,203	6.19	165,803	11,344	6.84
Allowance for credit losses	(2,301)			(2,338)			(2,343)
Total net loans	189,404	11,625	6.14	178,710	11,203	6.27	163,460	11,344	6.94
Total interest-earning assets	288,002	16,865	5.86	281,408	16,570	5.89	270,317	16,488	6.06
Cash and due from banks	11,020			11,203			10,317
Other assets	13,275			13,162			12,039
Total assets	$312,297			$305,773			$292,673

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$85,005	281	0.33%	$83,354	268	0.32%	$76,632	284	0.37%
Money market	19,389	105	0.55	21,146	85	0.40	21,514	105	0.49
Other time deposits	86,051	2,705	3.15	84,621	2,259	2.66	89,108	2,887	3.24
Total interest-bearing deposits	190,445	3,091	1.63	189,121	2,612	1.38	187,254	3,276	1.75
Short-term borrowed funds	1,815	66	3.64	3,983	57	1.43	1,816	28	1.54
Long-term borrowed funds	12,339	974	7.90	12,367	976	7.89	12,393	972	7.84
Total interest-bearing liabilities	204,599	4,131	2.02	205,471	3,645	1.77	201,463	4,277	2.12

Non-interest-bearing deposits	79,843			74,686			66,635
Other liabilities	1,395			1,191			2,154
Stockholders’ equity	26,460			24,425			22,421
Total liabilities and equity	$312,297			$305,773			$292,673
Net interest income		$12,734			$12,925			$12,099
Net interest spread			3.84%			4.12%			3.94%
Net interest margin			4.46%			4.61%			4.48%

1 Tax equivalent basis. The incremental tax rate applied was 34.56% for 2005 and 34.35% for 2004. 2 Non-accrual loans included in average balance.

Provision For Credit Losses. During the year ended December 31, 2005, the Company made a reverse provision of $50,000 for credit losses, compared to a provision of $340,000 for the year ended December 31, 2004, and a provision of $40,000 for the year ended December 31, 2003. At December 31, 2005, the allowance for credit losses equaled 1,164.55% of non-accrual and past due loans compared to 398.68% and 385.25% at December 31, 2004 and 2003, respectively. During the year ended December 31, 2005, the Company recorded net charge-offs of $160,544 compared to $174,501 and $308,306 in net charge-offs during the years ended December 31, 2004 and 2003, respectively.

Other Income. Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on life insurance. Other income decreased from $2,371,636 in 2004 to $2,113,824 in 2005, a $257,812, or 10.87% decrease. The decrease was primarily due to a decrease on gains on investment securities. Other income increased from $2,289,413 in 2003 to $2,371,636 in 2004, an $82,223, or 3.59% increase. The increase was primarily due to gains on investment securities, partially offset by a decrease in other fees and commissions.

Other Expenses. Other expenses increased from $10,359,377 in 2004 to $10,624,797 in 2005, a $265,420 or 2.56% increase. This increase was primarily due to an increase in salaries and occupancy costs due to an additional branch being opened. Other expenses increased from $9,747,693 in 2003 to $10,359,377 in 2004, a $611,684 or 6.28% increase. This increase was primarily due to increases in salaries and employee benefits.

Income Taxes. During the year ended December 31, 2005, the Company recorded income tax expense of $730,389, compared to income tax expense of $633,224 for the year ended December 31, 2004. This increase was primarily due to less tax exempt income on municipal securities. During the year ended December 31, 2004, the Company recorded income tax expense of $633,224, compared to income tax expense of $687,940 for the year ended December 31, 2003.

Comparison of Financial Condition at December 31, 2005, 2004 and 2003

The Company’s total assets increased to $306,560,991 at December 31, 2005 from $302,312,126 at December 31, 2004. The Company’s total assets increased to $302,312,126 at December 31, 2004 from $302,252,466 at December 31, 2003.

The Company’s net loan portfolio increased to $190,204,998 at December 31, 2005 compared to $182,291,292 at December 31, 2004 and $172,819,049 at December 31, 2003. The increase in the loan portfolio during the 2005 period is primarily due to an increase in commercial and industrial mortgages, and indirect automobile loans. The increase in the loan portfolio during the 2004 period is primarily due to an increase in residential mortgages with lesser increases in commercial mortgages and indirect automobile loans.

During 2005, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $87,279,887, a $7,626,160 or 8.04%, decrease from $94,906,047 at December 31, 2004. This decrease is primarily attributable to a decrease in state and municipal securities. During 2004, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $94,906,047, a $8,275,060 or 8.02%, decrease from $103,181,107 at December 31, 2003. This decrease is also primarily attributable to a decrease in state and municipal securities.

Deposits as of December 31, 2005 totaled $265,248,268, an increase of $3,574,225, or 1.37%, from the $261,674,043 total as of December 31, 2004. Deposits as of December 31, 2004 totaled $261,674,043, an increase of $4,765,808, or 1.86%, from the $256,908,235 total as of December 31, 2003. Demand deposits as of December 31, 2005 totaled $79,313,921, a $5,886,555, or 8.02%, increase from $73,427,366 at December 31, 2004. NOW and Super NOW accounts as of December 31, 2005 decreased by $1,698,480, or 6.27% from their 2004 level, to $25,391,363. Money market accounts decreased by $3,461,850, or 17.13%, from their 2004 level, to total $16,746,954 at December 31, 2005. Savings deposits decreased by $2,444,561, or 4.24%, from their 2004 level, to $55,220,132 at December 31, 2005. Time deposits over $100,000 totaled $22,417,618 on December 31, 2005, an increase of $1,414,286, or 6.74% from December 31, 2004. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $66,158,280 on December 31, 2005, a $3,878,277 or 6.23% increase from December 31, 2004.

Total stockholders’ equity as of December 31, 2005 increased by $881,033, or 3.42%, from the 2004 period. The increase was attributed to an increase in retained earnings and surplus, offset by a decrease in accumulated other comprehensive income, net of tax. Total stockholders’ equity as of December 31, 2004 increased by $ 1,796,780, or 7.50%, from the 2003 period. The increase was attributed to an increase in retained earnings, surplus and common stock offset by a decline in accumulated other comprehensive income, net of tax.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2005, the Bank has accrued $200,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Contractual Obligations. The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		PAYMENTS DUE IN
(IN THOUSANDS)	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL

Deposits without a stated maturity (a),(c)	9	$176,672	$—	$—	$—	$176,672
Time deposits (a)	9	49,820	24,521	12,380	1,855	88,576
Short-term borrowings (a)	6	622	—	—	—	622
Long-term borrowings (b)	7,8	577	1,161	13,320	—	15,058
Operating leases	5	238	447	292	1,836	2,813
(a)  Excludes interest
(b)  Includes Junior Subordinated Debentures and semi-annual payments (made in March and September) of $273,215. This is also assuming that the Debentures will be paid off in September 2010.
(c)  Includes non-interest bearing deposits

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2005. Further discussion of these commitments is included in Note 16 to the consolidated financial statements.

	PAYMENTS DUE IN
(IN THOUSANDS)	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
Loan commitments:
Other mortgage loans	$1,881	$—	$—	$—	$1,881
Construction & land development	224	—	—	—	224

Unused lines of credit:
Home-equity lines	1,160	841	696	3,645	6,342
Commercial lines	7,582	—	—	—	7,582
Unsecured consumer lines	866	—	—	—	866

Letters of credit	69	—	—	274	343

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2005.

	0-3 Months	Over 3 To 12 Months	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$13,117
Federal funds and overnight deposits	2,333	—	—	—	2,333
Securities	—	495	12,027	75,701	88,223
Loans	13,484	5,799	84,599	89,345	193,227
Fixed Assets	—	—	—	—	3,863
Other Assets	—	—	—	—	5,798

Total assets	$15,817	$6,294	$96,626	$165,046	$306,561

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$79,314
NOW accounts	25,391	—	—	—	25,391
Money market deposit accounts	16,747	—	—	—	16,747
Savings accounts	55,220	208	—	—	55,428
IRA accounts	2,356	7,831	13,856	1,139	25,185
Certificates of deposit	13,616	25,806	23,046	715	63,183
Other liabilities	—	—	—	—	9,533
Junior Subordinated Debenture	—	—	—	—	5,155
Stockholders’ equity	—	—	—	—	26,625

Total liabilities and Stockholders’ equity	$113,333	$33,845	$36,902	$1,845	$306,561

GAP	$(97,516)	$(27,551)	$59,724	$163,192
Cumulative GAP	(97,516)	(125,067)	(65,343)	97,849
Cumulative GAP as a % of total assets	(31.81%)	(40.80%)	(21.32%)	31.92%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model. However, the Bank believes that the model is a prudent forecasting tool. As of December 31, 2005, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-6.7%	-1.7%	0.2%	-0.6%
% Change in Economic Value of Equity	-12.0%	-2.7%	-2.7%	-6.8%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2005, totaled $15,449,727, an increase of $4,075,836 or 35.84%, from the December 31, 2004 total of $11,373,891. Most of this increase was due to interest-bearing deposits in FHLB.

As of December 31, 2005, the Bank was permitted to draw on a $36.7 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and agency securities. As of December 31, 2005, a $7 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5 million from another commercial bank on which it has not drawn. Furthermore, on September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. As of December 31, 2005, the full $5,155,000 was outstanding.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2005, the Company was in compliance with these requirements with a leverage ratio of 10.17%, a Tier 1 risk-based capital ratio of 15.79% and total risk-based capital ratio of 16.98%. At December 31, 2005, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

Recently Issued Accounting Pronouncements

In March 2004, the FASB issued FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities (Revised December 2003).” FIN 46 clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. Fin 46R requires the consolidation by a business enterprise of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46R also requires the adoption of FIN 46, as of December 31,2003, for all entities previously considered as special purpose entities and for all VIE’s created after January 31, 2003. The Company has assessed applicability of this pronouncement and believes they are currently in compliance with all applicable components of this standard.

In December 2004, the FASB issued SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

The Company may expect to recognize additional pre-tax, quarterly compensation costs beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R if additional options are issued. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

In November 2005, the FASB issued FASB Staff Position (FSB) 115-1, “The Meaning of Other-Than-TemporaryImpairment and Its Application to Certain Investments.” This statement provides additional guidance for recognition and measurement provisions for other-than-temporary impairments relating to investment in debt and equity securities that are accounted for under FASB 115. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if the decision to sell has not been made. The statement also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company believes they are currently in compliance with this pronouncement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item may be found in Item 7 of Part II of this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Market Risk Management”, which is incorporated herein by reference.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I -- Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Authorization for Appointment of Auditors - Disclosure of Independent Auditor Fees” in the Proxy Statement.

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

GLEN BURNIE BANCORP

March 14, 2006	By:	/s/ F. William Kuethe, Jr.
F. William Kuethe, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. William Kuethe, Jr.	President, Chief Executive Officer	March 14, 2006
F. William Kuethe, Jr.	and Director

/s/ Michael G. Livingston	Deputy Chief Executive Officer,	March 14, 2006
Michael G. Livingston	Executive Vice President, Chief
Operating Officer and Director

/s/ John E. Porter	Senior Vice President and Chief	March 14, 2006
John E. Porter	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 14, 2006
John E. Demyan

/s/ Shirley E. Boyer	Director	March 14, 2006
Shirley E. Boyer

/s/ Thomas Clocker	Director	March 14, 2006
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 14, 2006
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 14, 2006
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 14, 2006
Charles Lynch

	Director	March __, 2006
Edward L. Maddox

/s/ William N. Scherer, Sr.	Director	March 14, 2006
William N. Scherer, Sr.

/s/ Karen B. Thorwarth	Director	March 14, 2006
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 14, 2006
Mary Lou Wilcox

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2005, 2004, and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2005, 2004, and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Salisbury, Maryland
January 27, 2006

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2005	2004	2003

Assets
Cash and due from banks	$9,405,148	$9,766,710	$11,119,791
Interest-bearing deposits in other financial institutions	3,711,524	65,947	57,192
Federal funds sold	2,333,055	1,541,234	1,717,911
Cash and cash equivalents	15,449,727	11,373,891	12,894,894
Investment securities available for sale, at fair value	86,128,724	93,278,857	99,602,353
Investment securities held to maturity (fair value
2005 $1,238,740; 2004 $1,761,894; 2003 $3,815,855)	1,151,163	1,627,190	3,578,754
Federal Home Loan Bank stock, at cost	918,900	919,000	896,400
Maryland Financial Bank stock, at cost	100,000	100,000	-
Common stock in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Ground rents, at cost	235,700	235,700	248,300
Loans, less allowance for credit losses
2005 $2,201,350; 2004 $2,411,894; 2003 $2,246,395	190,204,998	182,291,292	172,819,049
Premises and equipment, at cost, less accumulated depreciation	3,863,275	4,030,777	4,219,812
Accrued interest receivable on loans and investment securities	1,451,806	1,484,869	1,575,918
Deferred income tax benefits	264,139	-	-
Other real estate owned	50,000	50,000	171,882
Cash value of life insurance	5,681,802	5,483,681	4,782,258
Other assets	905,757	1,281,869	1,307,846

Total assets	$306,560,991	$302,312,126	$302,252,466

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$79,313,921	$73,427,366	$69,648,818
Interest-bearing	185,934,347	188,246,677	187,259,417
Total deposits	265,248,268	261,674,043	256,908,235
Short-term borrowings	622,050	541,672	6,601,920
Long-term borrowings	7,170,977	7,199,708	7,226,501
Junior subordinated debentures owed to unconsolidated
subsidiary trust	5,155,000	5,155,000	5,155,000
Dividends payable	339,005	287,938	236,938
Accrued interest payable on deposits	83,111	55,980	67,099
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518
Deferred income tax liabilities	-	330,583	792,100
Other liabilities	1,145,621	1,151,276	1,145,527
Total liabilities	279,935,550	276,567,718	278,304,838

Commitments and contingencies

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding 2005 2,056,024 shares;
2004 2,041,033 shares; 2003 1,689,281 shares	2,056,024	2,041,033	1,689,281
Surplus	11,458,465	11,169,283	10,861,986
Retained earnings	13,341,097	11,773,915	10,115,038
Accumulated other comprehensive income (loss), net of tax (benefits)	(230,145)	760,177	1,281,323
Total stockholders' equity	26,625,441	25,744,408	23,947,628

Total liabilities and stockholders' equity	$306,560,991	$302,312,126	$302,252,466

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2005	2004	2003

Interest income on:
Loans, including fees	$11,625,147	$11,203,896	$11,344,040
U.S. Treasury securities	-	-	18,394
U.S. Government agency securities	2,413,687	2,216,554	1,954,437
State and municipal securities	1,473,550	1,769,813	1,749,556
Corporate trust preferred securities	378,167	358,290	356,740
Federal funds sold	113,246	59,461	51,141
Other	93,765	53,113	65,710
Total interest income	16,097,562	15,661,127	15,540,018

Interest expense on:
Deposits	3,091,576	2,611,536	3,276,093
Short-term borrowings	65,906	56,938	24,046
Long-term borrowings	427,547	429,484	430,155
Junior subordinated debentures	546,430	546,703	546,430
Total interest expense	4,131,459	3,644,661	4,276,724

Net interest income	11,966,103	12,016,466	11,263,294

Provision for credit losses	(50,000)	340,000	40,000

Net interest income after provision for credit losses	12,016,103	11,676,466	11,223,294

Other income:
Service charges on deposit accounts	864,823	899,196	924,709
Other fees and commissions	948,580	859,539	781,795
Gains on investment securities, net	102,300	411,478	218,579
Income on life insurance	198,121	201,423	364,330
Total other income	2,113,824	2,371,636	2,289,413

Other expenses:
Salaries and wages	4,620,793	4,404,605	4,133,621
Employee benefits	1,788,453	1,891,244	1,687,775
Occupancy	793,903	684,242	709,122
Furniture and equipment	885,203	839,485	821,747
Other expenses	2,536,445	2,539,801	2,395,428
Total other expenses	10,624,797	10,359,377	9,747,693

Income before income taxes	3,505,130	3,688,725	3,765,014

Federal and state income tax expense	730,389	633,224	687,940

Net income	$2,774,741	$3,055,501	$3,077,074

Basic and diluted earnings per share of common stock	$1.36	$1.50	$1.52

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2005	2004	2003

Net income	$2,774,741	$3,055,501	$3,077,074

Other comprehensive loss, net of tax
Unrealized holding losses arising during the
period (net of deferred tax benefits 2005 $583,598;
2004 $173,611; 2003 $70,722)	(927,530)	(275,926)	(112,401)
Reclassification adjustment for gains included in net
income (net of deferred taxes 2005 $39,508;
2004 $154,291; 2003 $84,415)	(62,792)	(245,220)	(134,164)
Total other comprehensive loss	(990,322)	(521,146)	(246,565)

Comprehensive income	$1,784,419	$2,534,355	$2,830,509

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2005, 2004, and 2003
	Common Stock			Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balances, December 31, 2002	1,677,173	$1,677,173	$10,637,578	$7,946,747	$1,527,888	$21,789,386

Net income	-	-	-	3,077,074	-	3,077,074
Cash dividends, $.45 per share	-	-	-	(908,783)	-	(908,783)
Dividends reinvested under dividend
reinvestment plan	8,758	8,758	187,702	-	-	196,460
Shares issued under employee stock
purchase plan	3,350	3,350	42,779	-	-	46,129
Expired stock options, net	-	-	(6,073)	-	-	(6,073)
Other comprehensive loss, net of tax	-	-	-	-	(246,565)	(246,565)

Balances, December 31, 2003	1,689,281	1,689,281	10,861,986	10,115,038	1,281,323	23,947,628

Net income	-	-	-	3,055,501	-	3,055,501
Cash dividends, $.52 per share	-	-	-	(1,059,357)	-	(1,059,357)
Dividends reinvested under dividend
reinvestment plan	10,796	10,796	221,159	-	-	231,955
Shares issued under employee stock
purchase plan	3,689	3,689	72,673	-	-	76,362
Stock split effected in form of 20%
stock dividend	337,267	337,267	-	(337,267)	-	-
Vested stock options, net	-	-	13,465	-	-	13,465
Other comprehensive loss, net of tax	-	-	-	-	(521,146)	(521,146)

Balances, December 31, 2004	2,041,033	2,041,033	11,169,283	11,773,915	760,177	25,744,408

Net income	-	-	-	2,774,741	-	2,774,741
Cash dividends, $.59 per share	-	-	-	(1,207,559)	-	(1,207,559)
Dividends reinvested under dividend
reinvestment plan	12,708	12,708	243,407	-	-	256,115
Shares issued under employee stock
purchase plan	2,283	2,283	38,584	-	-	40,867
Vested stock options, net	-	-	7,191	-	-	7,191
Other comprehensive loss, net of tax	-	-	-	-	(990,322)	(990,322)

Balances, December 31, 2005	2,056,024	$2,056,024	$11,458,465	$13,341,097	$(230,145)	$26,625,441

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net income	$2,774,741	$3,055,501	$3,077,074
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation, amortization, and accretion	761,402	828,444	1,503,805
Compensation expense (income) from vested stock options, net	7,191	13,465	(6,073)
Provision for credit losses	(50,000)	340,000	40,000
Provision for unfunded commitments	50,000	-	-
Losses on other real estate owned	-	7,372	6,491
Deferred income taxes (benefits), net	28,383	(133,613)	31,925
Gains on disposals of assets, net	(100,866)	(409,211)	(216,776)
Income on investment in life insurance	(198,121)	(201,423)	(364,330)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	33,063	91,049	(28,407)
Decrease (increase) in other assets	238,828	5,663	(79,638)
Increase (decrease) in accrued interest payable	27,131	(11,119)	(44,299)
(Decrease) increase in other liabilities	(5,655)	5,749	(373,602)

Net cash provided by operating activities	3,566,097	3,591,877	3,546,170

Cash flows from investing activities:
Maturities of held to maturity mortgage-backed securities	476,502	952,233	3,119,394
Maturities of other held to maturity investment securities	-	1,000,000	499,732
Maturities of available for sale mortgage-backed securities	7,810,035	6,984,287	22,500,165
Maturities of other available for sale investment securities	4,111,320	3,229,796	718,025
Sales of available for sale debt securities	16,951,413	18,345,056	10,994,980
Purchases of available for sale mortgage-backed securities	(12,488,670)	(18,214,141)	(33,252,275)
Purchases of other available for sale investment securities	(10,874,843)	(4,651,079)	(16,928,577)
Sale (purchase) of FHLB stock	100	(22,600)	(193,200)
Purchase of MFB stock	-	(100,000)	-
Maturity of certificate of deposit	-	-	100,000
Proceeds from life insurance	-	-	607,034
Purchase of life insurance contracts	-	(500,000)	-
Increase in loans, net	(7,863,706)	(9,697,733)	(14,572,303)
Proceeds from sales of other real estate	-	-	235,000
Purchases of premises and equipment	(378,774)	(417,426)	(784,278)

Net cash used by investing activities	(2,256,623)	(3,091,607)	(26,956,303)

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW
accounts, money market accounts, and savings accounts, net	5,886,555	3,778,548	20,933,258
(Decrease) increase in time deposits, net	(2,312,330)	987,260	(5,444,630)
Increase (decrease) in short-term borrowings	80,378	(6,060,248)	5,764,846
Repayments of long-term borrowings	(28,731)	(26,793)	(24,988)
Cash dividends paid	(1,156,492)	(1,008,357)	(908,136)
Common stock dividends reinvested	256,115	231,955	196,460
Issuance of common stock	40,867	76,362	46,129

Net cash provided (used) by financing activities	2,766,362	(2,021,273)	20,562,939

Increase (decrease) in cash and cash equivalents	4,075,836	(1,521,003)	(2,847,194)

Cash and cash equivalents, beginning of year	11,373,891	12,894,894	15,742,088

Cash and cash equivalents, end of year	$15,449,727	$11,373,891	$12,894,894

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2005	2004	2003

Supplementary Cash Flow Information:
Interest paid	$4,104,328	$3,655,780	$4,321,023
Income taxes paid	741,717	908,812	689,087
Total decrease in unrealized depreciation
on available for sale securities	(1,613,427)	(849,050)	(401,702)

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

    Other Securities:

Federal Home Loan Bank (“FHLB”) stock is an equity interest that does not necessarily have readily determinable fair values for purposes of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, because their ownership is restricted and they lack a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLB or another member institution.

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

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. No loans were converted to OREO in 2005, 2004, or 2003. The Bank financed no sales of OREO for 2005, 2004, or 2003.

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

Intangible Assets:

A core deposit intangible asset of $544,652, relating to a branch acquisition, has been amortized on the straight-line method over 10 years. Accumulated amortization totaled $544,652, $503,802, and $449,337 at December 31, 2005, 2004, and 2003, respectively. Amortization expense totaled $40,850, $54,465, and $54,465 for the years ended December 2005, 2004, and 2003, respectively.

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of December 31, 2005, 2004, and 2003, certain loans existed which management considered impaired (See Note 4).

    Income Taxes:

The provision for Federal and state income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies (continued)

Temporary differences which give rise to deferred tax benefits relate principally to deferred compensation and benefit plans, allowance for credit losses, net unrealized depreciation on investment securities available for sale, and reserve for unfunded commitments.

Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, accumulated securities discount accretion, and net unrealized appreciation on investment securities available for sale.

Credit Risk:

The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2005, the Bank had deposits and unsecured Federal funds sold with two separate financial institutions of approximately $2,450,000.

Cash and Cash Equivalents:

The Bank has included cash and due from banks, interest-bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

Accounting for Stock Options:

The Company applies the intrinsic value-based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed above, and has adopted the disclosure-only provisions of SFAS No. 123.

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

Note 2.   Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $5,976,000, $5,684,000, and $4,901,000 during the years ended December 31, 2005, 2004, and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$11,978,348	$—	$476,568	$11,501,780
State and municipal	29,593,236	634,992	228,381	29,999,847
Corporate trust preferred	4,976,388	475,487	—	5,451,875
Mortgage-backed	39,955,704	26,808	807,290	39,175,222

	$86,503,676	$1,137,287	$1,512,239	$86,128,724

Held to maturity:
State and municipal	$683,073	$63,670	$—	$746,743
Mortgage-backed	468,090	23,907	—	491,997

	$1,151,163	$87,577	$—	$1,238,740

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$12,511,877	$93,242	$487,504	$12,117,615
State and municipal	35,956,838	1,237,281	88,450	37,105,669
Corporate trust preferred	5,008,127	459,840	—	5,467,967
Mortgage-backed	38,563,539	187,391	163,324	38,587,606

	$92,040,381	$1,977,754	$739,278	$93,278,857

Held to maturity:
State and municipal	$682,945	$71,933	$—	$754,878
Mortgage-backed	944,245	62,771	—	1,007,016

	$1,627,190	$134,704	$—	$1,761,894

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$13,066,518	$382,806	$214,216	$13,235,108
State and municipal	42,941,347	1,342,191	74,432	44,209,106
Corporate trust preferred	5,025,537	495,725	1,419	5,519,843
Mortgage-backed	36,481,430	361,884	205,018	36,638,296

	$97,514,832	$2,582,606	$495,085	$99,602,353

Held to maturity:
U.S. Government agencies	$1,000,000	$48,293	$—	$1,048,293
State and municipal	682,817	66,133	—	748,950
Mortgage-backed	1,895,937	122,675	—	2,018,612

	$3,578,754	$237,101	$—	$3,815,855

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 are as follows:

Securities available for sale:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S.
Government agencies	$5,424,531	$59,048	$6,077,219	$417,520	$11,501,750	$476,568
State and Municipal	12,131,794	160,443	2,676,258	67,938	14,808,052	228,381
Mortgaged-backed	24,301,085	458,810	10,735,963	348,480	35,037,048	807,290

	$41,857,410	$678,301	$19,489,440	$833,938	$61,346,850	$1,512,239

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On December 31, 2005, the Bank held 29 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities (continued)

Contractual maturities of investment securities at December 31, 2005, 2004, and 2003 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2005	Cost	Value	Cost	Value

Due within one year	$500,000	$494,687	$—	$—
Due over one to five years	11,628,697	11,489,621	—	—
Due over five to ten years	12,395,207	12,265,866	—	—
Due over ten years	22,024,068	22,703,328	683,073	746,743
Mortgage-backed, due in monthly installments	39,955,704	39,175,222	468,090	491,997

	$86,503,676	$86,128,724	$1,151,163	$1,238,740

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2004	Cost	Value	Cost	Value

Due within one year	$2,874,617	$2,893,275	$—	$—
Due over one to five years	7,894,560	8,011,579	—	—
Due over five to ten years	17,111,432	17,210,406	—	—
Due over ten years	25,596,233	26,575,991	682,945	754,878
Mortgage-backed, due in monthly installments	38,563,539	38,587,606	944,245	1,007,016

	$92,040,381	$93,278,857	$1,627,190	$1,761,894

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2003	Cost	Value	Cost	Value

Due within one year	$1,145,360	$1,160,318	$1,000,000	$1,048,293
Due over one to five years	11,310,601	11,774,429	—	—
Due over five to ten years	17,628,071	17,797,250	—	—
Due over ten years	30,949,370	32,232,060	682,817	748,950
Mortgage-backed, due in monthly installments	36,481,430	36,638,296	1,895,937	2,018,612

	$97,514,832	$99,602,353	$3,578,754	$3,815,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities (continued)

Proceeds from sales of available for sale securities prior to maturity totaled $16,951,413, $18,345,056, and $10,994,980 for the years ended December 31, 2005, 2004, and 2003, respectively. The Bank realized gains of $198,360 and losses of $96,060 on those sales for 2005. The Bank realized gains of $483,760 and losses of $72,282 on those sales for 2004. The Bank realized gains of $220,034 and losses of $1,455 on those sales for 2003. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax expense relating to net gains on sales of investment securities totaled $39,509, $158,913, and $84,415 for the years ended December 31, 2005, 2004, and 2003, respectively.

The Bank has no derivative financial instruments required to be disclosed under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4.   Loans

Major categories of loans are as follows:
	2005	2004	2003
Mortgage:
Residential	$71,841,084	$71,038,619	$64,470,867
Commercial	37,666,243	31,982,864	28,525,381
Construction and land development	1,402,203	2,080,178	3,112,105
Demand and time	5,932,460	5,617,982	6,113,311
Installment	76,385,365	74,902,306	73,824,338
	193,227,355	185,621,949	176,046,002
Unearned income on loans	(821,007)	(918,763)	(980,558)
	192,406,348	184,703,186	175,065,444
Allowance for credit losses	(2,201,350)	(2,411,894)	(2,246,395)

	$190,204,998	$182,291,292	$172,819,049

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $60,510,000, $55,703,000, and $53,833,000 of such loans at December 31, 2005, 2004, and 2003, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2005, 2004, and 2003, the amounts of such loans outstanding totaled $1,970,926, $1,443,878, and $1,998,843, respectively. During 2005, loan additions and repayments totaled $900,974 and $373,926, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Loans (continued)

The allowance for credit losses is as follows:

	2005	2004	2003

Balance, beginning of year	$2,411,894	$2,246,395	$2,514,700
Provision for credit losses	(50,000)	340,000	40,000
Recoveries	461,033	377,213	449,909
Loans charged off	(621,577)	(551,714)	(758,214)

Balance, end of year	$2,201,350	$2,411,894	$2,246,395

Loans on which the accrual of interest has been discontinued totaled $185,430, $598,162, and $572,282 at December 31, 2005, 2004, and 2003, respectively. Interest that would have been accrued under the terms of these loans totaled $15,552, $46,751, and $56,882 for the years ended December 31, 2005, 2004, and 2003, respectively. Loans past due 90 days or more and still accruing interest totaled $3,500, $6,964 and $11,047 at December 31, 2005, 2004 and 2003, respectively.

Information regarding loans classified by the Bank as impaired is summarized as follows:
	2005	2004	2003

Loans classified as impaired	$185,930	$490,656	$425,458

Allowance for credit losses on impaired loans	93,054	116,160	154,923
Average balance of impaired loans	104,906	461,400	288,180

Following is a summary of cash receipts on impaired loans and how they were applied:

Cash receipts applied to reduce principal balance	$14,054	$27,630	$64,490
Cash receipts recognized as interest income	2,790	27,190	20,945

Total cash receipts	$16,844	$54,820	$85,435

No troubled debt restructurings transpired in 2005. The remaining prior investment in troubled debt was not performing under the terms of the modified agreement in the amount of $12,508 as of December 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2005	2004	2003

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	4,672,579	4,437,516	4,399,730
Equipment and fixtures	5-30 years	5,426,032	5,248,830	5,062,486
Construction in progress		122,652	298,480	282,341
		10,906,240	10,669,803	10,429,534
Accumulated depreciation		(7,042,965)	(6,639,026)	(6,209,722)

		$3,863,275	$4,030,777	$4,219,812

Construction in progress at December 31, 2005 relates primarily to the new payroll system and the new cost accounting system for all operations.

Depreciation expense totaled $493,484, $469,633, and $453,967 for the years ended December 31, 2005, 2004, and 2003, respectively. Amortization of software and intangible assets totaled $138,642, $167,474, and $205,461 for the years ended December 31, 2005, 2004, and 2003, respectively.

The Bank leases its South Crain Highway, Severna Park, and Linthicum branches. Minimum lease obligations under the South Crain Highway branch are $115,400 per year through September 2009, adjusted annually by the CPI. Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2007. Minimum lease obligations under the Linthicum branch are $92,700 per year through December 2014, adjusted annually on a pre-determined basis, with one ten year extension option. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $200,596, $125,198, and $106,928 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 6.  Short-term borrowings

Short-term borrowings are as follows:

	2005	2004	2003

Notes payable - U.S. Treasury	$622,050	$541,672	$401,920
FHLB	—	—	6,200,000

	$622,050	$541,672	$6,601,920

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Short-term borrowings (continued)

Notes payable to the U.S. Treasury represents Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. This arrangement is secured by investment securities with an amortized cost of approximately $1,000,000 at December 31, 2005, 2004, and 2003.

The Bank owned 9,189 shares of common stock of the FHLB at December 31, 2005. The Bank is required to maintain an investment of .2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 12% of the Bank’s total assets, or approximately $36,700,000 at December 31, 2005. Long-term advances totaled $7,000,000 under this credit arrangement at December 31, 2005 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings under this facility approximated $1,482,000, $3,605,000 and $1,555,000 for 2005, 2004, and 2003, respectively.

The Bank also has available $5,000,000 in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary. No outstanding borrowings existed under this credit arrangement at December 31, 2005, 2004, and 2003.

Note 7.   Long-term Borrowings

Long-term borrowings are as follows:

	2005	2004	2003

Federal Home Loan Bank of Atlanta, convertible advance	$7,000,000	$7,000,000	$7,000,000

Mortgage payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through October 2010, secured by real estate	170,977	199,708	226,501

	$7,170,977	$7,199,708	$7,226,501

The Federal Home Loan Bank of Atlanta convertible advance matures in September 2010, with interest at 5.84%, payable quarterly. The Federal Home Loan Bank of Atlanta has the option of converting the rate to a three-month LIBOR; however, if converted, the borrowing can be repaid without penalty. The proceeds of the convertible advance were used to purchase higher yielding investment securities.

At December 31, 2005, the scheduled maturities of long-term borrowings are approximately as follows:

2005

2006	$31,000
2007	33,000
2008	35,000
2009	38,000
2010	7,034,000

$7,171,000

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

Despite the fact that Trust I is not included in the Company’s consolidated financial statements, the $5.0 million in trust preferred securities issued by the trust are included in the Tier 1 capital of the Bank for regulatory capital purposes as allowed by the Federal Reserve Board (the “Board”). In April 2005, the Board amended its risk-based capital standards for bank holding companies to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The Board also is revising the quantitative limits applied to the aggregate amount of cumulative perpetual preferred stock, trust preferred securities, and minority interest in the equity accounts of most consolidated subsidiaries (collectively, restricted core capital elements) included in the Tier 1 capital of bank holding companies. The new quantitative limits become effective after a five-year transition period. In addition, the Board is revising the qualitative standards for capital instruments included in regulatory capital consistent with longstanding Board policies. The Board has adopted this final rule to address supervisory concerns, competitive equity considerations and changes in generally accepted accounting principles and to strengthen the definition of regulatory capital for bank holding companies.

Note 9.   Deposits

Major classifications of interest-bearing deposits are as follows:

	2005	2004	2003

NOW and SuperNOW	$25,391,363	$27,089,844	$28,400,505
Money Market	16,746,954	20,208,804	20,144,401
Savings	55,220,132	57,664,694	53,378,579
Certificates of Deposit, $100,000 or more	16,758,682	16,556,548	15,649,757
Other time deposits	71,817,216	66,726,787	69,686,175

	$185,934,347	$188,246,677	$187,259,417

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Deposits (continued)

Interest expense on deposits is as follows:

	2005	2004	2003

NOW and SuperNOW	$39,315	$31,465	$42,980
Money Market	105,166	84,385	104,546
Savings	241,845	236,550	241,429
Certificates of Deposit, $100,000 or more	490,436	424,710	584,996
Other time deposits	2,214,814	1,834,426	2,302,142

	$3,091,576	$2,611,536	$3,276,093

At December 31, 2005, the scheduled maturities of time deposits are approximately as follows:

2005

2006	$49,820,000
2007	17,795,000
2008	6,726,000
2009	4,692,000
2010	7,688,000
2011 and thereafter	1,855,000

$88,576,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1,967,000, $1,309,000, and $1,048,000 at December 31, 2005, 2004, and 2003, respectively.

The Bank had no brokered deposits at December 31, 2005, 2004, and 2003.

Note 10.  Income Taxes

The components of income tax expense for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Current:
Federal	$635,576	$660,981	$561,686
State	66,430	105,856	94,330

Total current	702,006	766,837	656,016
Deferred income taxes (benefits):
Federal	18,967	(111,600)	26,453
State	9,416	(22,013)	5,471

Total deferred	28,383	(133,613)	31,924

Income tax expense	$730,389	$633,224	$687,940

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Income Taxes (continued)

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003

Income before income taxes	$3,505,130	$3,688,725	$3,765,014

Taxes computed at Federal income tax rate	$1,191,745	$1,254,167	$1,280,105
Increase (decrease) resulting from:
Tax-exempt income	(556,922)	(648,864)	(693,992)
State income taxes, net of Federal income tax benefit	43,844	55,336	65,869
Other	51,722	(27,415)	35,958

Income tax expense	$730,389	$633,224	$687,940

The components of the net deferred income tax liabilities as of December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003

Deferred income tax benefits:
Accrued deferred compensation and benefit plan obligations	$32,876	$57,807	$80,173
Allowance for credit losses	127,467	140,771	—
Net unrealized depreciation on investment securities available for sale	144,806	—	—
Reserve for unfunded commitments	77,240	57,930	57,930
Total deferred income tax benefits	382,389	256,508	138,103

Deferred income tax liabilities:
Accumulated depreciation	109,270	76,244	71,052
Allowance for credit losses	—	—	8,235
Accumulated securities discount accretion	8,980	32,547	44,713

Net unrealized appreciation on investment securities available for sale	—	478,300	806,203
Total deferred income tax liabilities	118,250	587,091	930,203

Net deferred income tax benefits (liabilities)	$264,139	$(330,583)	$(792,100)

Note 11.  Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees. Contributions under this plan, made from an existing safe harbor accrual as a result of a prior termination of a defined benefit pension plan, totaled, $182,581 and $188,995 for the years ended December 31, 2004 and 2003, respectively. Beginning in 2004, the Bank is also accruing additional contributions under this plan. These additional contributions, included in employee benefit expense, totaled $180,514 and $210,000 for the years ended December 31, 2005 and 2004, respectively. The Bank is also making additional contributions under this plan for the benefit of certain employees whose retirement funds were negatively affected by the termination of a defined benefit pension plan. These additional contributions, included in employee benefit expense, totaled $40,769, $60,182, and $76,189 for the years ended December 31, 2005, 2004, and 2003, respectively. As of and for the year ended December 31, 2005, the Bank has accrued approximately $248,000 as additional contributions for adversely affected employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Pension and Profit Sharing Plans (continued)

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan, included in employee benefit expense, totaled $343,729, $357,138, and $362,978 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 12.  Post-Retirement Health Care Benefits

The Bank provides health care benefits to employees who retire at age 65 with five years of full time service immediately prior to retirement and two years of participation in the medical benefits plan. In 2001, the Bank amended the plan to include the current Board of Directors and their spouses and the spouses of current retirees. In the first quarter of 2002, the Bank again amended the plan so that all post-retirement healthcare benefits currently provided by the Bank to the above qualified participants will terminate on December 31, 2006. The plan was funded only to the extent of the Bank’s monthly payments of insurance premiums, which totaled $62,425, $122,664, and $87,538 for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table sets forth the financial status of the plan at December 31, 2005, 2004, and 2003:

	2005	2004	2003
Accumulated post-retirement benefit obligation:
Retirees	$63,489	$268,168	$261,119
Unrecognized net gain (loss)	21,636	(118,489)	(53,526)

Accrued post-retirement benefit cost	$85,125	$149,679	$207,593

Net post-retirement benefit (income) expense for the years ended December 31, 2005, 2004, and 2003 includes the following:

	2005	2004	2003
Interest cost	$7,685	$23,854	$21,280
Amortization of net (gain) loss	(9,814)	40,896	1,039

Net post-retirement benefit (income) expense	$(2,129)	$64,750	$22,319

Assumptions used in the accounting for net post-retirement benefit expense were as follows:

	2005	2004	2003

Health care cost trend rate	5.0%	5.0%	5.0%
Discount rate	6.5%	6.5%	6.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Post-Retirement Health Care Benefits (continued)

If the assumed health cost trend rate were increased to 6% for 2005, 2004, and 2003, the total of the service and interest cost components of net periodic post-retirement health care benefit (income) cost would (decrease) increase by ($35), $220, and $294 to ($2,094), $64,970, and $22,613 as of and for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 13.  Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies. Cash value totaled $5,681,802, $5,483,681, and $4,782,258 at December 31, 2005, 2004, and 2003, respectively. Income on their insurance investment totaled $198,121, $201,423, and $364,330 for 2005, 2004, and 2003, respectively, including a gain of approximately $117,000 attributable to the death of its Executive Vice President during 2003.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees (See Note 15). Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 14.  Other Operating Expenses

Other operating expenses include the following:

	2005	2004	2003

Professional services	$465,905	$430,301	$475,565
Stationery, printing and supplies	246,882	229,806	221,453
Postage and delivery	233,403	232,742	216,410
FDIC assessment	34,953	36,972	37,852
Directors fees and expenses	192,227	194,901	134,020
Marketing	240,177	220,899	197,768
Data processing	105,994	123,782	158,365
Correspondent bank services	87,784	81,668	77,833
Telephone	151,440	117,228	135,588
Liability insurance	96,832	94,370	98,945
Provision for unfunded commitments	50,000	—	—
Losses and expenses on real estate owned (OREO)	681	551	21,544
Other ATM expense	228,710	251,688	201,614
Other	401,457	524,893	418,471

	$2,536,445	$2,539,801	$2,395,428

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Standstill Agreement

During 1998, the Company was pursued by another competing financial institution (the “Institution”) in a hostile take-over attempt. As part of a negotiation settlement, the Company and the Institution entered into a standstill agreement through November 2008.

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2005	2004	2003
Loan commitments:
Construction and land development	$224,000	$3,150,000	$—
Other mortgage loans	1,881,400	1,137,500	2,082,250

	$2,105,400	$4,287,500	$2,082,250
Unused lines of credit:
Home-equity lines	$6,341,738	$6,297,160	$4,668,479
Commercial lines	7,581,877	10,550,804	8,500,927
Unsecured consumer lines	866,091	836,377	982,715

	$14,789,706	$17,684,341	$14,152,121

Letters of credit:	$343,320	$723,134	$772,731

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16.  Commitments and Contingencies (continued)

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2005, the Bank has accrued $200,000 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 17.  Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. Retained earnings from which dividends may not be paid without prior approval totaled approximately $7,609,000, $5,633,000, and $4,993,000 at December 31, 2005, 2004, and 2003, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. The Bank applies APB No. 25 and related Interpretations in accounting for this plan. Net compensation cost (benefit) of $7,191, $13,465, and ($6,073) have been recognized in the accompanying consolidated financial statements in 2005, 2004, and 2003, respectively. If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123 Accounting for Stock-Based Compensation, there would be no material change in reported net income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Stockholders’ Equity (continued)

		Grant
	Shares	Price

Outstanding December 31, 2002	5,466

Exercised	(4,020)	$11.48
Expired	(1,446)	$11.48

Outstanding December 31, 2003	—

Granted on January 7, 2004, expiring December 15, 2004	7,944	$20.70
Exercised	(3,689)
Expired	(4,255)	$20.70

Outstanding December 31, 2004	—

Granted on April 13, 2005, expiring December 2, 2005	4,736	$17.90
Exercised	(2,283)
Expired	(2,453)	$17.90

Outstanding December 31, 2005	—

At December 31, 2005, shares of common stock reserved for issuance under the plan totaled 36,204.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2005, 2004, and 2003, shares of common stock purchased under the plan totaled 12,708, 10,796, and 8,758, respectively. At December 31, 2005, shares of common stock reserved for issuance under the plan totaled 138,416.

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

There was no activity under this plan for the years ended December 31, 2005, 2004, and 2003.

At December 31, 2005, shares of common stock reserved for issuance under the plan totaled 217,999.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2005, 2004, and 2003, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

As discussed in Note 8, the capital securities held by the Glen Burnie Statutory Trust I qualifies as Tier I capital for the Company under Federal Reserve Board guidelines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

A comparison of capital as of December 31, 2005, 2004, and 2003 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total Capital
(to Risk Weighted Assets)
Company	$34,257,000	17.0%	$16,121,000	8.0%	N/A
Bank	33,868,000	16.8%	16,128,000	8.0%	$20,160,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	31,856,000	15.8%	8,065,000	4.0%	N/A
Bank	31,467,000	15.6%	8,068,000	4.0%	12,102,693	6.0%

Tier I Capital
(to Average Assets)
Company	31,856,000	10.2%	12,493,000	4.0%	N/A
Bank	31,467,000	10.1%	12,462,000	4.0%	15,578,000	5.0%

As of December 31, 2004
Total Capital
(to Risk Weighted Assets)
Company	$32,416,000	16.4%	$15,813,000	8.0%	N/A
Bank	32,004,000	16.2%	15,804,000	8.0%	$19,756,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	29,944,000	15.2%	7,880,000	4.0%	N/A
Bank	29,538,000	15.0%	7,877,000	4.0%	11,815,000	6.0%

Tier I Capital
(to Average Assets)
Company	29,944,000	9.9%	12,099,000	4.0%	N/A
Bank	29,538,000	9.7%	12,181,000	4.0%	15,226,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Total Capital
(to Risk Weighted Assets)
Company	$30,110,000	15.8%	$15,255,225	8.0%	N/A
Bank	29,674,000	15.6%	15,217,000	8.0%	$19,022,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	27,726,000	14.5%	7,628,000	4.0%	N/A
Bank	27,296,000	14.4%	7,609,000	4.0%	11,413,000	6.0%

Tier I Capital
(to Average Assets)
Company	27,726,000	9.3%	11,990,000	4.0%	N/A
Bank	27,296,000	9.1%	11,972,000	4.0%	14,965,000	5.0%

Note 18.  Earnings Per Common Share

Earnings per common share are calculated as follows:

	2005	2004	2003
Basic:
Net income	$2,774,741	$3,055,501	$3,077,074
Weighted average common shares outstanding	2,045,622	2,031,843	2,019,502
Basic net income per share	$1.36	$1.50	$1.52

Diluted earnings per share calculations were not required for 2005, 2004, and 2003 as there were no options outstanding at December 31, 2005, 2004, and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Fair Values of Financial Instruments

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair value and the related carrying values of the Company’s financial instruments are as follows:

	2005		2004		2003
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$9,405,148	$9,405,148	$9,766,710	$9,766,710	$11,119,791	$11,119,791
Interest-bearing deposits in other financial institutions	3,711,524	3,711,524	65,947	65,947	57,192	57,192
Federal funds sold	2,333,055	2,333,055	1,541,234	1,541,234	1,717,911	1,717,911
Investment securities available for sale	86,128,724	86,128,724	93,278,857	93,278,857	99,602,353	99,602,353
Investment securities held to maturity	1,151,163	1,238,740	1,627,190	1,761,894	3,578,754	3,815,855
Federal Home Loan Bank Stock	918,900	918,900	919,000	919,000	896,400	896,400
Maryland Financial Bank Stock	100,000	100,000	100,000	100,000	—	—
Common stock-Statutory Trust I	155,000	155,000	155,000	155,000	155,000	155,000
Ground rents	235,700	235,700	235,700	235,700	248,300	248,300
Loans, less allowance for credit losses	190,204,998	190,206,000	182,291,292	180,500,000	172,819,049	172,820,000
Accrued interest receivable	1,451,806	1,451,806	1,484,869	1,484,869	1,575,918	1,575,918

Financial liabilities:
Deposits	265,248,268	264,846,000	261,674,043	261,826,000	256,908,235	256,910,000
Short-term borrowings	622,050	622,050	541,672	541,672	6,601,920	6,601,920
Long-term borrowings	7,170,977	7,533,950	7,199,708	8,388,328	7,226,501	7,226,501
Dividends payable	339,005	339,005	287,938	287,938	236,938	236,938
Accrued interest payable	83,111	83,111	55,980	55,980	67,099	67,099
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518	171,518	171,518	171,518
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155,000	5,155,000	5,155,000	5,155,000	5,155,000	5,155,000
Unrecognized financial instruments:
Commitments to extend credit	16,895,106	16,895,106	21,971,841	21,971,841	16,234,371	16,234,371
Standby letters of credit	343,320	343,320	723,134	723,134	772,731	772,731

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

Note 20.  Recently Issued Accounting Pronouncements

In March 2004, the FASB issued FASB Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities (Revised December 2003).” FIN 46R clarifies certain aspects of FIN 46 and provides certain entities with exemptions from the requirements of FIN 46. FIN 46R requires the consolidation by a business enterprise of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46R also requires the adoption of FIN 46, as of December 31, 2003, for all entities previously considered as special purpose entities and for all VIE’s created after January 31, 2003. The Company has assessed applicability of this pronouncement and believes they are currently in compliance with all applicable components of this standard.

In December 2004, the FASB issued SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

The Company may expect to recognize additional pre-tax, quarterly compensation costs beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R if additional options are issued. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Recently Issued Accounting Pronouncements (continued)

In November 2005, the FASB issued FASB Staff Position (FSB) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This statement provides additional guidance for recognition and measurement provisions for other-than-temporary impairments relating to investment in debt and equity securities that are accounted for under FASB 115. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if the decision to sell has not been made. The statement also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company believes they are currently in compliance with this pronouncement.

Note 21.  Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2005	2004	2003

Assets

Cash	$483,459	$453,685	$268,893
Investment in The Bank of Glen Burnie	31,237,838	30,339,198	28,672,564
Investment in GBB Properties, Inc.	266,561	262,343	257,023
Investment in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Due from subsidiaries	22,888	20,765	26,658
Other assets	127,250	132,250	137,182

Total assets	$32,292,996	$31,363,241	$29,517,320

Liabilities and Stockholders’ Equity

Dividends payable	$339,005	$287,938	$236,938
Accrued interest payable on borrowed funds	171,518	171,518	171,518
Other liabilities	2,032	4,377	6,236
Borrowed funds from subsidiary	5,155,000	5,155,000	5,155,000
Total liabilities	5,667,555	5,618,833	5,569,692

Stockholders’ equity:
Common stock	2,056,024	2,041,033	1,689,281
Surplus	11,458,465	11,169,283	10,861,986
Retained earnings	13,341,097	11,773,915	10,115,038
Accumulated other comprehensive income, net of taxes	(230,145)	760,177	1,281,323
Total stockholders’ equity	26,625,441	25,744,408	23,947,628

Total liabilities and stockholders’ equity	$32,292,996	$31,363,241	$29,517,320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.  Parent Company Financial Information (continued)

The borrowed funds from subsidiary balance represents the junior subordinated debt securities payable to the wholly-owned subsidiary trust that was deconsolidated as a result of applying the provisions of FIN 46. The Company continues to guarantee the capital securities issued by the trust, which totaled $5,000,000 at December 31, 2005. (See Notes 8 and 20 for further discussions on FIN 46).

Statements of Income

Years Ended December 31,	2005	2004	2003

Dividends and distributions from subsidiaries	$1,245,000	$1,235,000	$880,000
Other income	16,430	16,430	16,430
Interest expense on junior subordinated debentures	(546,430)	(546,703)	(546,430)
Other expenses	(50,397)	(54,826)	(52,896)
Income before income tax benefit and equity in undistributed net income of subsidiaries	664,603	649,901	297,104
Income tax benefit	224,149	225,965	225,115
Change in undistributed net income of subsidiaries	1,885,989	2,179,635	2,554,855

Net income	$2,774,741	$3,055,501	$3,077,074

Statements of Cash Flows

Years Ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net income	$2,774,741	$3,055,501	$3,077,074
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	5,000	4,932	4,179
(Increase) decrease in due from subsidiaries	(2,123)	5,893	7,826
(Decrease) increase in other liabilities	(2,345)	(1,859)	3,097

Change in undistributed net income of subsidiaries	(1,885,989)	(2,179,635)	(2,554,855)

Net cash provided by operating activities	889,284	884,832	537,321

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	256,115	231,955	196,460
Proceeds from issuance of common stock	40,867	76,362	46,130
Dividends paid	(1,156,492)	(1,008,357)	(908,136)

Net cash used in financing activities	(859,510)	(700,040)	(665,546)

Increase (decrease) in cash	29,774	184,792	(128,225)

Cash, beginning of year	453,685	268,893	397,118

Cash, end of year	$483,459	$453,685	$268,893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2005
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,127	$4,094	$3,957	$3,920
Interest expense	1,133	1,080	989	930
Net interest income	2,994	3,014	2,968	2,990
Provision for credit losses	—	(50)	—	—
Net securities gains	28	26	45	3
Income before income taxes	909	935	819	842
Net income	671	742	674	688
Net income per share (basic and diluted)	$0.32	$0.37	$0.33	$0.34

2004
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,908	$4,065	$3,807	$3,881
Interest expense	894	928	885	938
Net interest income	3,014	3,137	2,922	2,943
Provision for credit losses	—	140	60	140
Net securities gains	102	41	39	230
Income before income taxes	921	973	883	912
Net income	840	769	706	741
Net income per share (basic and diluted)	$0.40	$0.38	$0.35	$0.37

2003
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,955	$3,864	$3,909	$3,812
Interest expense	970	1,051	1,112	1,144
Net interest income	2,985	2,813	2,797	2,668
Provision for credit losses	30	10	—	—
Net securities gains	49	63	15	92
Income before income taxes	1,124	1,033	855	753
Net income	849	839	733	656
Net income per share (basic and diluted)	$0.42	$0.41	$0.37	$0.32