Form 10-Q
period 2006-03-31
GLEN BURNIE BANCORP
filed 2006-04-28
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

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

At April 25, 2006, the number of shares outstanding of the registrant’s common stock was 2,470,666.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)	(audited)

Cash and due from banks	$9,603	$9,405
Interest-bearing deposits in other financial institutions	12,989	3,712
Federal funds sold	5,319	2,333
Cash and cash equivalents	27,911	15,450
Investment securities available for sale, at fair value	105,181	86,129
Investment securities held to maturity, at cost
(fair value March 31: $1,141; December 31: $1,239)	1,069	1,151
Federal Home Loan Bank stock, at cost	928	919
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(March 31: $2,163; December 31: $2,201)	184,643	190,205
Premises and equipment, at cost, less accumulated depreciation	3,754	3,863
Other real estate owned	50	50
Cash value of life insurance	5,727	5,682
Other assets	3,199	2,857

Total assets	$332,717	$306,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$292,824	$265,248
Short-term borrowings	179	622
Long-term borrowings	7,163	7,171
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,059	1,740
Total liabilities	306,380	279,936

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: March 31: 2,470,666 shares;
December 31: 2,056,024 shares	2,471	2,056
Surplus	11,512	11,458
Retained earnings	13,258	13,341
Accumulated other comprehensive loss, net of tax benefits	(904)	(230)
Total stockholders’ equity	26,337	26,625

Total liabilities and stockholders’ equity	$332,717	$306,561

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest income on:
Loans, including fees	$2,936	$2,809
U.S. Treasury and U.S. Government agency securities	662	570
State and municipal securities	342	397
Other	234	144
Total interest income	4,174	3,920

Interest expense on:
Deposits	962	674
Short-term borrowings	2	13
Long-term borrowings	105	106
Junior subordinated debentures	137	137
Total interest expense	1,206	930

Net interest income	2,968	2,990

Provision for credit losses	—	—

Net interest income after provision for credit losses	2,968	2,990

Other income:
Service charges on deposit accounts	197	205
Other fees and commissions	231	214
Other non-interest income	5	19
Income on life insurance	45	51
Gains on investment securities	—	3
Total other income	478	492

Other expenses:
Salaries and employee benefits	1,645	1,562
Occupancy	207	179
Other expenses	846	899
Total other expenses	2,698	2,640

Income before income taxes	748	842

Income tax expense	122	154

Net income	$626	$688

Basic and diluted earnings per share of common stock	$0.25	$0.28

Weighted average shares of common stock outstanding	2,467,436	2,452,162

Dividends declared per share of common stock	$0.12	$0.10

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net income	$626	$688

Other comprehensive (loss) income , net of tax

Unrealized gains (losses) securities:

Unrealized holding losses arising
during the period	(674)	(666)

Reclassification adjustment for gains
included in net income	—	(2)

Comprehensive (loss) income	$(48)	$20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$626	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	263	145
Gains on disposals of assets, net	—	(3)
Income on investment in life insurance	(45)	(50)
Changes in assets and liabilities:
Decrease in other assets	100	582
Decrease in other liabilities	(581)	(861)

Net cash provided by operating activities	363	501

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	2,181	1,540
Proceeds from maturities and sales of other investment securities	1,000	4,514
Purchases of investment securities	(23,383)	(9,197)
Purchases of Federal Home Loan Bank stock	(9)	(49)
Decrease (increase) in loans, net	5,562	(2,104)
Purchases of premises and equipment	(38)	(251)

Net cash used by investing activities	(14,687)	(5,547)

Cash flows from financing activities:
Increase in deposits, net	27,576	8,847
Decrease in short-term borrowings	(443)	(52)
Repayment of long-term borrowings	(8)	(7)
Dividends paid	(397)	(340)
Common stock dividends reinvested	57	52

Net cash provided by financing activities	26,785	8,500

Increase in cash and cash equivalents	12,461	3,454

Cash and cash equivalents, beginning of year	15,450	11,374

Cash and cash equivalents, end of period	$27,911	$14,828

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2006 and 2005.

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Information for net income, dividends declared per share, basic and diluted earnings per share, and weighted average shares of common stock outstanding for prior periods have been restated to reflect 411,101 shares of common stock issued in a 20% stock dividend paid in January 2006.

	Three Months Ended
	March 31,
	2006	2005
Basic and diluted:
Net income	$626,000	$688,000
Weighted average common shares outstanding	2,467,436	2,452,162
Basic and dilutive net income per share	$0.25	$0.28

Diluted earnings per share calculations were not required for the three months ended March 31, 2006 and 2005, since there were no options outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the first quarter of 2006, net interest income before provision for credit losses decreased from $2,990,000 in 2005 to $2,968,000 in 2006, a 0.74% decrease. Interest income for the quarter grew from $3,920,000 in 2005 to $4,174,000 in 2006, a 6.48% increase. Total interest expense increased from $930,000 in 2005 to $1,206,000 in 2006, a 29.68% increase. The Company realized net income of $626,000 for the first quarter of 2006 compared to $688,000 for the first quarter of 2005, a 9.01% decrease. The decrease was primarily due to a decrease in net interest income, and was also due to increases in salaries and employee benefits and occupancy expenses, partially offset by a decline in other expenses.

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

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $626,000 ($0.25 basic and diluted earnings per share) for the first quarter of 2006, compared to first quarter 2005 consolidated net income of $688,000 ($0.28 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to an increase in interest expense on deposits and a decrease in state and municipal security income, partially offset by increases in loan income, U.S. Government security income and interest income from federal funds sold and interest-bearing deposits.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2006 was $2,968,000, compared to $2,990,000 for the same period in 2005, a decrease of $22,000 (0.74%) for the three month period. While interest income for the period increased, increases in interest expense outpaced the gains on interest income. Management intends to increase the Bank’s portfolio of higher interest loans and reduce the Bank’s portfolio of lower interest loans, which management expects will result in a higher average return on the loan portfolio.

Interest income increased $254,000 (6.48%) for the three months ended March 31, 2006, compared to the same period in 2005, primarily due to increases in income on loans, U.S. Government securities and federal funds sold and interest-bearing deposits, offset by a decrease in state and municipal securities income.

Interest expense increased $276,000 (29.68%) for the three months ended March 31, 2006, compared to the same 2005 period. Interest expense increased for the three month period ended March 31, 2006, primarily attributable to increases in interest rates on certificates of deposit and individual retirement accounts combined with increasing balances of interest bearing deposits.

Net interest margins for the three months ended March 31, 2006 was 4.57%, compared to tax equivalent net interest margins of 4.60% for the three months ended March 31, 2005.
.
Provision for Credit Losses. The Company made no provision for credit losses during the three month periods ended March 31, 2006 and March 31, 2005. As of March 31, 2006, the allowance for credit losses equaled 2,963.01% of non-accrual and past due loans compared to 1,164.55% at December 31, 2005 and 647.41% at March 31, 2005. During the three month period ended March 31, 2006, the Company recorded a net charge-off of $39,000, compared to a net charge-off of $36,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2006 period represent 0.08% of the average loan portfolio.

Other Income. Other income decreased from $492,000 for the three month period ended March 31, 2005, to $478,000 for the corresponding 2006 period, a $14,000 (2.85%) decrease. The decrease for the three month period was primarily due to a decrease in service charges and other non-interest income partially offset by an increase in other fees and commissions.

Other Expenses. Other expenses increased from $2,640,000 for the three month period ended March 31, 2005, to $2,698,000 for the corresponding 2006 period, a $58,000 (2.20%) increase. The increase for the three month period was primarily due to increases in salaries and employee benefits and occupancy costs, partially offset by a decline in other expenses.

Income Taxes. During the three months ended March 31, 2006, the Company recorded income tax expense of $122,000, compared to income tax expense of $154,000, for the corresponding period of the prior year. The Company’s effective tax rate for the three month period in 2006 was 16.31%, compared to 18.29% for the prior year period.

Other Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the first quarter of 2006, comprehensive income (loss), net of tax, totaled ($48,000), compared to the March 31, 2005 total of $20,000. The decline for the first quarter from the prior year is due primarily to the decrease in net income.

FINANCIAL CONDITION

General. The Company’s assets increased to $332,717,000 at March 31, 2006 from $306,561,000 at December 31, 2005, primarily due to increases in federal funds sold, interest-bearing deposits and on investment securities, partially offset by a decrease in loans. The Bank’s net loans totaled $184,643,000 at March 31, 2006, compared to $190,205,000 at December 31, 2005, a decrease of $5,562,000 (2.92%), primarily attributable to a decrease in indirect loans and mortgage loan participations purchased.

In January of 2006, management initiated a plan to increase net interest income by reducing its portfolio of lower yielding loans, acquiring additional deposits, expanding its customer base and increasing the Bank’s higher yielding commercial loan portfolio. As part of this plan, the Bank has reduced its portfolio of lower yielding indirect loans and has attracted additional deposits by introducing a new fifteen month personal certificate of deposit product at an interest rate which at that time was above market. This new product has resulted in a $20,171,000 increase in other time deposits and certificates of deposit over $100,000 as of March 31, 2006. In anticipation of utilizing these funds to increase the Bank’s commercial loan portfolio, the proceeds are currently being invested in marketable securities and overnight deposits making them readily available to fund loans. In addition, the Bank has hired a new commercial loan officer to increase its ability to reach this market segment.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $106,250,000 at March 31, 2006, an $18,970,000 (21.74%) increase from $87,280,000 at December 31, 2005. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2006, totaled $27,911,000, an increase of $12,461,000 (80.65%) from the December 31, 2005 total of $15,450,000. The aggregate market value of investment securities held by the Bank as of March 31, 2006 was $106,322,000 compared to $87,368,000 as of December 31, 2005, an $18,954,000 (21.70%) increase.

Deposits as of March 31, 2006 totaled $292,824,000, which is an increase of $27,576,000 (10.40%) from $265,248,000 at December 31, 2005. Demand deposits as of March 31, 2006 totaled $84,835,000, which is an increase of $5,521,000 (6.96%) from $79,314,000 at December 31, 2005. NOW accounts as of March 31, 2006 totaled $27,386,000, which is an increase of $1,995,000 (7.86%) from $25,391,000 at December 31, 2005. Money market accounts as of March 31, 2006 totaled $17,470,000, which is an increase of $723,000 (4.32%), from $16,747,000 at December 31, 2005. Savings deposits as of March 31, 2006 totaled $54,384,000, which is a decrease of $836,000 (1.51%) from $55,220,000 at December 31, 2005. Certificates of deposit over $100,000 totaled $21,325,000 on March 31, 2006, which is an increase of $4,566,000 (27.25%) from $16,759,000 at December 31, 2005. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $87,422,000 on March 31, 2006, which is a $15,605,000 (21.73%) increase from the $71,817,000 total at December 31, 2005.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At March 31,	At December 31,
	2006	2005
	(Dollars in Thousands)

Restructured loans	$—	$—

Non-accrual loans:
Real-estate - mortgage:
Residential	$9	$14
Commercial	—	—
Real-estate - construction	—	—
Installment	47	159
Credit card and related	—	—
Commercial	13	12

Total non-accrual loans	69	185

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	1	1
Commercial	—	—
Real-estate - construction	3	3
Installment	—	—
Credit card and related	—	—
Commercial	—	—
Other	—	—

Total accruing loans past due 90 days or more	4	4

Total non-accrual loans and past due loans	$73	$189

Non-accrual and past due loans to gross loans	0.04%	0.10%

Allowance for credit losses to non-accrual and past due loans	2,963.01%	1,164.55%

At March 31, 2006, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $11,458 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)

Beginning balance	$2,201	$2,412

Charge-offs	(144)	(124)
Recoveries	106	88
Net charge-offs	(38)	(36)
Provisions charged to operations	—	—

Ending balance	$2,163	$2,376

Average loans	$187,658	$183,436

Net charge-offs to average loans (annualized)	0.08%	0.08%

Reserve for Unfunded Commitments. As of March 31, 2006, the Bank had outstanding commitments totaling $16,914,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)

Beginning balance	$200	$150

Provisions charged to operations	—	—

Ending balance	$200	$150

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2006.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2006.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$22,592
Federal funds and overnight deposits	5,319	—	—	—	5,319
Securities	—	496	11,544	94,210	106,250
Loans	9,493	6,375	82,526	86,249	184,643
Fixed assets	—	—	—	—	3,754
Other assets	—	—	—	—	10,159

Total assets	$14,812	$6,871	$94,070	$180,459	$332,717

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$84,835
NOW accounts	27,386	—	—	—	27,386
Money market deposit accounts	17,470	—	—	—	17,470
Savings accounts	54,384	—	—	—	54,384
IRA accounts	1,943	8,534	17,500	935	28,912
Certificates of deposit	11,850	26,247	41,151	589	79,837
Short-term borrowings	179	—	—	—	179
Long-term borrowings	8	23	7,132	—	7,163
Other liabilities	—	—	—	—	1,059
Junior subordinated debenture	—	—	5,155	—	5,155
Stockholders’ equity:	—	—	—	—	26,337

Total liabilities and
stockholders' equity	$113,220	$34,804	$70,938	$1,524	$332,717

GAP	$(98,408)	$(27,933)	$23,132	$178,935
Cumulative GAP	$(98,408)	$(126,341)	$(103,209)	$75,726
Cumulative GAP as a % of total assets	-29.58%	-37.97%	-31.02%	22.76%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2006, totaled $27,911,000, an increase of $12,461,000 (80.65%) from the December 31, 2005 total of $15,450,000.

As of March 31, 2006, the Bank was permitted to draw on a $39,800,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of March 31, 2006, a $7.0 million long-term convertible advance was outstanding. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of March 31, 2006, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity decreased $288,000 (1.08%) during the three months ended March 31, 2006, due mainly to a decrease in retained earnings and in accumulated other comprehensive loss, net of tax benefits. The Company’s accumulated other comprehensive loss, net of tax benefits decreased by $674,000 (293.04%) from ($230,000) at December 31, 2005 to ($904,000) at March 31, 2006, as a result of a decrease in the market value of securities classified as available for sale. Retained earnings decreased by $83,000 (0.62%) as the result of the Company’s earnings for the three months, offset by dividends and the stock dividend being paid in January. In addition, $57,201 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2006, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.09%, a Tier 1 risk-based capital ratio of 15.64% and a total risk-based capital ratio of 16.81%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated April 27, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: April 27, 2006	By:	/s/ F. William Kuethe, Jr.
F. William Kuethe, Jr.
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer