Form 10-Q
period 2006-06-30
GLEN BURNIE BANCORP
filed 2006-07-31
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐Accelerated filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

At July 20, 2006, the number of shares outstanding of the registrant’s common stock was 2,474,100.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, June 30, 2006
	(unaudited) and December 31, 2005 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Six
	Months Ended June 30, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive (Loss)
	Income for the Three and Six Months Ended June 30, 2006 and 2005
	(unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2006 and 2005 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION
ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)	(audited)

Cash and due from banks	$10,426	$9,405
Interest-bearing deposits in other financial institutions	371	3,712
Federal funds sold	2,585	2,333
Cash and cash equivalents	13,382	15,450
Investment securities available for sale, at fair value	119,050	86,129
Investment securities held to maturity, at cost
(fair value June 30: $1,082; December 31: $1,239)	1,024	1,151
Federal Home Loan Bank stock, at cost	928	919
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(June 30: $2,162; December 31: $2,201)	183,284	190,205
Premises and equipment, at cost, less accumulated depreciation	3,669	3,863
Other real estate owned	50	50
Cash value of life insurance	5,787	5,682
Other assets	4,171	2,857

Total assets	$331,600	$306,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$291,846	$265,248
Short-term borrowings	216	622
Long-term borrowings	7,156	7,171
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,448	1,740
Total liabilities	305,821	279,936

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: June 30: 2,474,100 shares;
December 31: 2,056,024 shares	2,474	2,056
Surplus	11,564	11,458
Retained earnings	13,675	13,341
Accumulated other comprehensive loss, net of tax benefits	(1,934)	(230)
Total stockholders’ equity	25,779	26,625

Total liabilities and stockholders’ equity	$331,600	$306,561

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income on:
Loans, including fees	$2,873	$2,802	$5,809	$5,611
U.S. Treasury and U.S. Government agency securities	882	627	1,544	1,197
State and municipal securities	430	397	772	794
Other	262	131	496	275
Total interest income	4,447	3,957	8,621	7,877

Interest expense on:
Deposits	1,232	740	2,194	1,414
Short-term borrowings	4	5	6	18
Long-term borrowings	108	108	213	214
Junior subordinated debentures	136	136	273	273
Total interest expense	1,480	989	2,686	1,919

Net interest income	2,967	2,968	5,935	5,958

Provision for credit losses	-	-	-	-

Net interest income after provision for credit losses	2,967	2,968	5,935	5,958

Other income:
Service charges on deposit accounts	214	213	411	418
Other fees and commissions	253	224	484	438
Other non-interest income	3	5	8	24
Income on life insurance	60	51	105	102
Gains on investment securities	-	45	-	48
Total other income	530	538	1,008	1,030

Other expenses:
Salaries and employee benefits	1,653	1,591	3,298	3,153
Occupancy	210	200	417	379
Other expenses	790	896	1,636	1,795
Total other expenses	2,653	2,687	5,351	5,327

Income before income taxes	844	819	1,592	1,661

Income tax expense	131	145	253	299

Net income	$713	$674	$1,339	$1,362

Basic and diluted earnings per share of common stock	$0.29	$0.27	$0.54	$0.55

Weighted average shares of common stock outstanding	2,470,931	2,454,949	2,469,184	2,453,556

Dividends declared per share of common stock	$0.12	$0.10	$0.24	$0.20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$713	$674	$1,339	$1,362

Other comprehensive (loss) income , net of tax

Unrealized gains (losses) securities:

Unrealized holding (losses) gains arising
during the period	(1,030)	721	(1,704)	54

Reclassification adjustment for gains
included in net income	-	(28)	-	(29)

Comprehensive (loss) income	$(317)	$1,367	$(365)	$1,387

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$1,339	$1,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	567	394
Compensation expense from vested stock options	-	15
Gains on disposals of assets, net	-	(48)
Income on investment in life insurance	(105)	(102)
Changes in assets and liabilities:
(Increase) decrease in other assets	(283)	88
Decrease in other liabilities	(194)	(184)

Net cash provided by operating activities	1,324	1,525

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	3,552	1,572
Proceeds from maturities and sales of other investment securities	2,000	11,609
Purchases of investment securities	(41,410)	(11,690)
Purchases of Federal Home Loan Bank stock	(9)	-
Decrease (increase) in loans, net	6,921	(7,140)
Purchases of premises and equipment	(44)	(280)

Net cash used by investing activities	(28,990)	(5,929)

Cash flows from financing activities:
Increase in deposits, net	26,598	9,770
Decrease in short-term borrowings	(406)	(225)
Repayment of long-term borrowings	(15)	(14)
Dividends paid	(692)	(585)
Issuance of common stock	-	6
Common stock dividends reinvested	113	104

Net cash provided by financing activities	25,598	9,056

(Decrease) increase in cash and cash equivalents	(2,068)	4,652

Cash and cash equivalents, beginning of year	15,450	11,374

Cash and cash equivalents, end of period	$13,382	$16,026

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2006 and 2005.

Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic and diluted:
Net income	$713,000	$674,000	$1,339,000	$1,362,000
Weighted average common shares outstanding	2,470,931	2,454,949	2,469,184	2,453,556
Dilutive effect of stock options	184	486	92	242
Average common shares outstanding - diluted	2,471,115	2,455,435	2,469,276	2,453,798
Basic and dilutive net income per share	$0.29	$0.27	$0.54	$0.55

NOTE 3 - EMPLOYEE STOCK PURCHASE BENEFIT PLANS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning on or after December 15, 2005. The Company elected to use the modified prospective transition method as permitted by SFAS 123R, and therefore has not restated its financial results for prior periods, as reported under the intrinsic value method.

The Company has an employee stock purchase compensation plan. During the second quarter of 2006, the Board of Directors granted 4,755 options under this plan at $14.15 per share, exercisable for a period of six months and expiring December 11, 2006, of which no options have been exercised as of June 30, 2006. Management of the Company has not recorded any compensation expense relating to these options as there would be no material impact in reported net income, as determined under 123(R).

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net interest income before provision for credit losses, for the second quarter, was $2,968,000 in 2005 compared to $2,967,000 in 2006, a 0.03% decrease. Interest income for the quarter grew from $3,957,000 in 2005 to $4,447,000 in 2006, a 12.38% increase. Total interest expense increased from $989,000 in 2005 to $1,480,000 in 2006, a 49.64% increase. The Company realized net income of $713,000 for the second quarter of 2006 compared to $674,000 for the second quarter of 2005, a 5.79% increase. Year-to-date net interest income before provision for credit losses was $5,958,000 in 2005 compared to $5,935,000 in 2006, a 0.39% decrease. Interest income year-to-date grew from $7,877,000 in 2005 to $8,621,000 in 2006, a 9.44% increase. Total interest expense increased from $1,919,000 in 2005 to $2,686,000 in 2006, a 39.97% increase. The Company realized consolidated net income of $1,339,000 for the first six months of 2006 compared to $1,362,000 for the same period in 2005, a 1.69% decrease.

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
RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $713,000 ($0.29 basic and diluted earnings per share) for the second quarter of 2006, compared to second quarter 2005 consolidated net income of $674,000 ($0.27 basic and diluted earnings per share). The increase in consolidated net income for the three month period was due to a decrease in various operating expenses partially offset by an increase in salaries and employee benefits and occupancy expenses.  Year-to-date consolidated net income of $1,339,000 ($0.54 basic and diluted earnings per share) for the six months ended June 30, 2006, compared to the six months ended June 30, 2005 consolidated net income of $1,362,000 ($0.55 basic and diluted earnings per share). The decrease in consolidated net income was primarily due to an increase in interest expense combined with no realized gains on investment securities in 2006, partially offset by an increase in interest income for the period.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2006 was $2,967,000 and $5,935,000, respectively, compared to $2,968,000 and $5,958,000 for the same period in 2005, a decrease of $1,000 (0.03%) for the three month period and a decrease of $23,000 (0.39%) for the six month period.

Interest income increased $490,000 (12.39%) and $744,000 (9.45%) for the three and six months ended June 30, 2006, compared to the same periods in 2005, primarily due to increases in income on U.S. Government securities and other interest-bearing deposits. The six month period increase also included an increase in loan income, offset by a decrease in state and municipal securities income.

Interest expense increased $491,000 (49.65%) and $767,000 (39.97%) for the three and six months ended June 30, 2006, compared to the same 2005 periods. Interest expense increased for the three and six month periods ended June 30, 2006, primarily attributable to increases in interest rates on certificates of deposit and individual retirement accounts combined with increasing balances of interest bearing deposits.

Net interest margins for the three and six months ended June 30, 2006 were 4.24% and 4.35%, compared to tax equivalent net interest margins of 4.57% and 4.59% for the three and six months ended June 30, 2005.

Provision for Credit Losses. The Company made no provision for credit losses during the three and six month periods ended June 30, 2006 and June 30, 2005. As of June 30, 2006, the allowance for credit losses equaled 708.86% of non-accrual and past due loans compared to 1,164.55% at December 31, 2005 and 896.76% at June 30, 2005. During the three and six month periods ended June 30, 2006, the Company recorded net charge-offs of $1,000 and $39,000, compared to net charge-offs of $161,000 and $197,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2006 period represent 0.04% of the average loan portfolio.

Other Income. Other income decreased from $538,000 for the three month period ended June 30, 2005, to $530,000 for the corresponding 2006 period, an $8,000 (1.49%) decrease. For the six month period, other income decreased to $1,008,000 at June 30, 2006 from $1,030,000 at June 30, 2005, a $22,000 (2.14%) decrease. The decrease for the three and six month periods were primarily due to a decrease in gains on investment securities partially offset by an increase in other fees and commissions.

Other Expenses. Other expenses decreased from $2,687,000 for the three month period ended June 30, 2005, to $2,653,000 for the corresponding 2006 period, a $34,000 (1.27%) decrease. For the six month period, other expenses increased from $5,327,000 at June 30, 2005 to $5,351,000 at June 30, 2006, a $24,000 (0.45%) increase. The decrease for the three month period was primarily due to a decrease in various operating expenses partially offset by an increase in salaries and employee benefits. The increase for the six month period was primarily due to increases in salaries and employee benefits and occupancy costs, partially offset by a decline in various operating expenses.

Income Taxes. During the three and six months ended June 30, 2006, the Company recorded income tax expense of $131,000 and $253,000, respectively, compared to income tax expense of $145,000 and $299,000, for the corresponding periods of the prior year. The Company’s effective tax rate for the three and six month periods in 2006 were 15.52% and 15.89%, respectively, compared to 17.70% and 18.00%, respectively for the prior year periods.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the second quarter of 2006, comprehensive income (loss), net of tax, totaled ($317,000), compared to the June 30, 2005 total of $1,367,000. Year-to-date comprehensive income, net of tax, totaled ($365,000), as of June 30, 2006, compared to the June 30, 2005 total of $1,387,000. The decline for the second quarter and year-to-date, from the prior year, is due primarily to the increase in unrealized losses on available for sale securities.

FINANCIAL CONDITION

General. The Company’s assets increased to $331,600,000 at June 30, 2006 from $306,561,000 at December 31, 2005, primarily due to an increase in investment securities and other assets, partially offset by a decrease in loans and cash and cash equivalents. The Bank’s net loans totaled $183,284,000 at June 30, 2006, compared to $190,205,000 at December 31, 2005, a decrease of $6,921,000 (3.64%), primarily attributable to a decrease in indirect loans and mortgage loan participations purchased, partially offset by an increase in mortgage and demand loans.

In January of 2006, management initiated a plan to increase net interest income by reducing its portfolio of lower yielding loans, acquiring additional deposits, expanding its customer base and increasing the Bank’s higher yielding commercial loan portfolio. As part of this plan, the Bank has reduced its portfolio of lower yielding indirect loans and has attracted additional deposits by introducing a new fifteen month personal certificate of deposit product at an interest rate which at that time was above market. This new product has resulted in a $7,238,000 increase in other time deposits and certificates of deposit over $100,000 during the second quarter of 2006, bringing the increase for the six month period to $27,409,000. In anticipation of utilizing these funds to increase the Bank’s commercial loan portfolio, the proceeds are currently being invested in marketable securities and overnight deposits making them readily available to fund loans. In addition, the Bank hired a new commercial loan officer in the first quarter of 2006 to increase its ability to reach this market segment.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $120,074,000 at June 30, 2006, a $32,794,000 (37.57%) increase from $87,280,000 at December 31, 2005. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2006, totaled $13,382,000, a decrease of $2,068,000 (13.39%) from the December 31, 2005 total of $15,450,000. The aggregate market value of investment securities held by the Bank as of June 30, 2006 was $120,132,000 compared to $87,368,000 as of December 31, 2005, a $32,764,000 (37.50%) increase.

Deposits as of June 30, 2006 totaled $291,846,000, which is an increase of $26,598,000 (10.03%) from $265,248,000 at December 31, 2005. Demand deposits as of June 30, 2006 totaled $81,177,000, which is an increase of $1,863,000 (2.35%) from $79,314,000 at December 31, 2005. NOW accounts as of June 30, 2006 totaled $23,594,000, which is a decrease of $1,797,000 (7.08%) from $25,391,000 at December 31, 2005. Money market accounts as of June 30, 2006 totaled $16,458,000, which is a decrease of $289,000 (1.73%), from $16,747,000 at December 31, 2005. Savings deposits as of June 30, 2006 totaled $54,632,000, which is a decrease of $588,000 (1.06%) from $55,220,000 at December 31, 2005. Certificates of deposit over $100,000 totaled $23,831,000 on June 30, 2006, which is an increase of $7,072,000 (42.20%) from $16,759,000 at December 31, 2005. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $92,154,000 on June 30, 2006, which is a $20,337,000 (28.32%) increase from the $71,817,000 total at December 31, 2005.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At June 30,	At December 31,
	2006	2005
	(Dollars in Thousands)

Restructured loans	$-	$-

Non-accrual loans:
Real-estate - mortgage:
Residential	$7	$14
Commercial	-	-
Real-estate - construction	-	-
Installment	79	159
Credit card and related	-	-
Commercial	211	12

Total non-accrual loans	297	185

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	1	1
Commercial	-	-
Real-estate - construction	7	3
Installment	-	-
Credit card and related	-	-
Commercial	-	-
Other	-	-

Total accruing loans past due 90 days or more	8	4

Total non-accrual loans and past due loans	$305	$189

Non-accrual and past due loans to gross loans	0.17%	0.10%

Allowance for credit losses to non-accrual and past due loans	708.86%	1,164.55%

At June 30, 2006, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $10,798 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in Thousands)

Beginning balance	$2,201	$2,412

Charge-offs	(219)	(326)
Recoveries	180	129
Net charge-offs	(39)	(197)
Provisions charged to operations	-	-

Ending balance	$2,162	$2,215

Average loans	$185,093	$184,198

Net charge-offs to average loans (annualized)	0.04%	0.22%

Reserve for Unfunded Commitments. As of June 30, 2006, the Bank had outstanding commitments totaling $19,441,423. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2006	2005
	(Dollars in Thousands)

Beginning balance	$200	$150

Provisions charged to operations	-	-

Ending balance	$200	$150

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2006.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2006.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$10,797
Federal funds and overnight deposits	2,585	-	-	-	2,585
Securities	498	-	11,061	108,515	120,074
Loans	10,430	6,800	80,084	85,970	183,284
Fixed assets	-	-	-	-	3,669
Other assets	-	-	-	-	11,191
Total assets	$13,513	$6,800	$91,145	$194,485	$331,600

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$81,705
NOW accounts	23,594	-	-	-	23,594
Money market deposit accounts	16,458	-	-	-	16,458
Savings accounts	54,632	-	-	-	54,632
IRA accounts	3,671	12,189	13,912	1,068	30,840
Certificates of deposit	12,701	44,579	27,500	366	85,146
Short-term borrowings	216	-	-	-	216
Long-term borrowings	8	24	7,124	-	7,156
Other liabilities	-	-	-	-	919
Junior subordinated debenture	-	-	5,155	-	5,155
Stockholders’ equity:	-	-	-	-	25,779
Total liabilities and
stockholders' equity	$111,280	$56,792	$53,691	$1,434	$331,600

GAP	$(97,767)	$(49,992)	$37,454	$193,051
Cumulative GAP	$(97,767)	$(147,759)	$(110,305)	$82,746
Cumulative GAP as a % of total assets	-29.48%	-44.56%	-33.26%	24.95%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 2006, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-7.5%	-2.2%	0.5%	0.1%
% Change in Economic Value of Equity	-7.2%	-3.0%	-2.1%	-10.9%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2006, totaled $13,382,000, a decrease of $2,068,000 (13.39%) from the December 31, 2005 total of $15,450,000.

As of June 30, 2006, the Bank was permitted to draw on a $39,700,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of June 30, 2006, a $7.0 million long-term convertible advance was outstanding. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of June 30, 2006, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity decreased $846,000 (3.18%) during the six months ended June 30 , 2006, due mainly to an increase in accumulated other comprehensive loss, net of tax benefits, offset partially by increases in all the other items. The Company’s accumulated other comprehensive loss, net of tax benefits increased by $1,704,000 (740.87%) from ($230,000) at December 31, 2005 to ($1,934,000) at June 30, 2006, as a result of a decrease in the market value of securities classified as available for sale. Retained earnings increased by $334,000 (2.50%) as the result of the Company’s earnings for the six months, offset by dividends and the stock dividend paid in January. In addition, $112,771 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2006, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.76%, a Tier 1 risk-based capital ratio of 15.93% and a total risk-based capital ratio of 17.10%.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2006, the Company held its Annual Meeting of Stockholders. The matters submitted to the stockholders for a vote were: (i) the election of four directors; and (ii) the authorization to select an outside auditing firm for the Company’s fiscal year ending December 31, 2006. The nominees submitted for election as directors were Shirley E. Boyer, Norman Harrison, Michael Livingston and Edward Maddox.

At the Meeting, at least 1,841,727 shares were voted in favor of each nominee, no more than 241,672 shares were voted to withhold approval of any director. As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified. Directors not up for re-election and continuing in office after the Meeting are: Thomas Clocker, John E. Demyan, F. William Kuethe, Jr., F. W. Kuethe, III, Charles Lynch, Jr., William N. Scherer, Sr., Karen B. Thorwarth, and Mary Lou Wilcox.

At the Meeting, the Company was authorized to select an outside auditing firm, with 1,845,899 shares voting in favor of the measure, 228,974 shares voting against authorization, and 18,525 shares abstaining.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated July 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: July 31, 2006	By:	/s/ F. William Kuethe, Jr.
F. William Kuethe, Jr.
President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer