Form 10-Q
period 2006-09-30
GLEN BURNIE BANCORP
filed 2006-10-27
CIK 890066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☐   Accelerated filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At October 19, 2006, the number of shares outstanding of the registrant’s common stock was 2,477,738.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)	(audited)

Cash and due from banks	$9,425	$9,405
Interest-bearing deposits in other financial institutions	285	3,712
Federal funds sold	1,607	2,333
Cash and cash equivalents	11,317	15,450
Investment securities available for sale, at fair value	116,184	86,129
Investment securities held to maturity, at cost
(fair value September 30: $735; December 31: $1,239)	683	1,151
Federal Home Loan Bank stock, at cost	928	919
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(September 30: $1,850; December 31: $2,201)	180,677	190,205
Premises and equipment, at cost, less accumulated depreciation	3,496	3,863
Other real estate owned	50	50
Cash value of life insurance	5,839	5,682
Other assets	3,163	2,857
Total assets	$322,592	$306,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$279,923	$265,248
Short-term borrowings	697	622
Long-term borrowings	7,148	7,171
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,612	1,740
Total liabilities	294,535	279,936

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: September 30: 2,477,738 shares;
December 31: 2,056,024 shares	2,478	2,056
Surplus	11,619	11,458
Retained earnings	14,150	13,341
Accumulated other comprehensive loss, net of tax benefits	(190)	(230)
Total stockholders’ equity	28,057	26,625
Total liabilities and stockholders’ equity	$322,592	$306,561

See accompanying notes to condensed consolidated financial statements

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income on:
Loans, including fees	$2,917	$2,993	$8,726	$8,604
U.S. Treasury and U.S. Government agency securities	930	600	2,474	1,797
State and municipal securities	457	353	1,229	1,147
Other	188	148	684	423
Total interest income	4,492	4,094	13,113	11,971

Interest expense on:
Deposits	1,291	808	3,485	2,222
Short-term borrowings	4	28	10	46
Long-term borrowings	106	107	319	321
Junior subordinated debentures	137	137	410	410
Total interest expense	1,538	1,080	4,224	2,999

Net interest income	2,954	3,014	8,889	8,972

Provision for credit losses	—	(50)	—	(50)
Net interest income after provision for credit losses	2,954	3,064	8,889	9,022

Other income:
Service charges on deposit accounts	210	224	621	642
Other fees and commissions	272	244	756	682
Other non-interest income	6	4	14	28
Income on life insurance	52	53	157	155
Gains on investment securities	70	26	70	74
Total other income	610	551	1,618	1,581

Other expenses:
Salaries and employee benefits	1,658	1,613	4,956	4,766
Occupancy	221	222	638	601
Other expenses	773	845	2,409	2,640
Total other expenses	2,652	2,680	8,003	8,007

Income before income taxes	912	935	2,504	2,596

Income tax expense	140	193	393	492
Net income	$772	$742	$2,111	$2,104

Basic and diluted earnings per share of common stock	$0.31	$0.30	$0.85	$0.85

Weighted average shares of common stock outstanding	2,474,313	2,457,952	2,470,894	2,474,313

Dividends declared per share of common stock	$0.12	$0.12	$0.36	$0.32

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$772	$742	$2,111	$2,104

Other comprehensive (loss) income , net of tax

Unrealized gains (losses) securities:
Unrealized holding (losses) gains arising
during the period	1,787	(650)	74	(596)
Reclassification adjustment for gains
included in net income	(43)	(16)	(34)	(45)
Comprehensive income	$2,516	$76	$2,151	$1,463

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$2,111	$2,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	693	585
Compensation expense from vested stock options	—	15
Provision for credit losses	—	(50)
Gains on disposals of assets, net	(70)	(73)
Income on investment in life insurance	(157)	(154)
Changes in assets and liabilities:
(Increase) decrease in other assets	(292)	539
Decrease in other liabilities	(33)	(516)
Net cash provided by operating activities	2,252	2,450

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	5,886	1,659
Proceeds from maturities and sales of other investment securities	9,819	18,030
Purchases of investment securities	(45,434)	(18,420)
Purchases of Federal Home Loan Bank stock	(9)	(270)
Decrease (increase) in loans, net	9,528	(16,000)
Purchases of premises and equipment	(88)	(326)
Net cash used by investing activities	(20,298)	(15,327)

Cash flows from financing activities:
Increase in deposits, net	14,675	9,809
Increase in short-term borrowings	75	6,230
Repayment of long-term borrowings	(23)	(22)
Dividends paid	(985)	(839)
Issuance of common stock	6	7
Common stock dividends reinvested	165	165
Net cash provided by financing activities	13,913	15,350

(Decrease) increase in cash and cash equivalents	(4,133)	2,473

Cash and cash equivalents, beginning of year	15,450	11,374
Cash and cash equivalents, end of period	$11,317	$13,847

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2005, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2006 and 2005.

Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic and diluted:
Net income	$772,000	$742,000	$2,111,000	$2,104,000
Weighted average common shares outstanding	2,474,313	2,457,952	2,470,894	2,474,313
Dilutive effect of stock options	722	628	298	361
Average common shares outstanding - diluted	2,475,035	2,458,580	2,471,192	2,474,674
Basic and dilutive net income per share	$0.31	$0.30	$0.85	$0.85

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

The Company has an employee stock purchase compensation plan. During the second quarter of 2006, the Board of Directors granted 4,755 options under this plan at $14.15 per share, exercisable for a period of six months and expiring December 11, 2006, of which 405 options have been exercised as of September 30, 2006. Management of the Company has not recorded any compensation expense relating to these options as there would be no material impact in reported net income, as determined under 123(R).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net interest income before provision for credit losses, for the third quarter, was $3,014,000 in 2005 compared to $2,954,000 in 2006, a 1.99% decrease. Interest income for the quarter grew from $4,094,000 in 2005 to $4,492,000 in 2006, a 9.72% increase. Total interest expense for the quarter increased from $1,080,000 in 2005 to $1,538,000 in 2006, a 42.41% increase. The Company realized consolidated net income of $772,000 for the third quarter of 2006 compared to $742,000 for the third quarter of 2005, a 4.04% increase. Year-to-date net interest income before provision for credit losses was $8,972,000 in 2005 compared to $8,889,000 in 2006, a 0.92% decrease. Interest income year-to-date grew from $11,971,000 in 2005 to $13,113,000 in 2006, a 9.54% increase. Total interest expense increased from $2,999,000 in 2005 to $4,224,000 in 2006, a 40.85% increase. The Company realized consolidated net income of $2,111,000 for the first nine months of 2006 compared to $2,104,000 for the same period in 2005, a 0.33% increase.

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in the Company’s periodic reports filed with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $772,000 ($0.31 basic and diluted earnings per share) for the third quarter of 2006, compared to third quarter 2005 consolidated net income of $742,000 ($0.30 basic and diluted earnings per share). The increase in consolidated net income for the three month period was due to an increase in gains on investment securities and a decrease in various operating expenses partially offset by an increase in salaries and employee benefits.  Year-to-date consolidated net income of $2,111,000 ($0.85 basic and diluted earnings per share) for the nine months ended September 30, 2006, increased compared to the nine months ended September 30, 2005 consolidated net income of $2,104,000 ($0.85 basic and diluted earnings per share). This increase in consolidated net income was primarily due to an increase in tax exempt interest income, an increase in other income and a decrease in other expenses, partially offset by an increase in interest expense for the period.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2006 was $2,954,000 and $8,889,000 respectively, compared to $3,014,000 and $8,972,000 for the same period in 2005, a decrease of $60,000 (1.99%) for the three month period and a decrease of $83,000 (0.93%) for the nine month period.

Interest income increased $398,000 (9.72%) and $1,142,000 (9.54%) for the three and nine months ended September 30, 2006, compared to the same periods in 2005, primarily due to increases in income on U.S. Government securities, state and municipal securities and other interest-bearing deposits.  The nine month period increase also included an increase in loan income.

Interest expense increased $458,000 (42.41%) and $1,225,000 (40.85%) for the three and nine months ended September 30, 2006, compared to the same 2005 periods. Interest expense increased for the three and nine month periods ended September 30, 2006, primarily attributable to increases in interest rates on certificates of deposit and individual retirement accounts combined with increasing balances of interest bearing deposits.

Net interest margins for the three and nine months ended September 30, 2006 were 4.30% and 4.32%, compared to tax equivalent net interest margins of 4.45% and 4.54% for the three and nine months ended September 30, 2005.

Provision for Credit Losses. The Company made no provision for credit losses during the three and nine month periods ended September 30, 2006 and a reverse provision for credit losses of $50,000 during the three and nine months ended September 30, 2005. As of September 30, 2006, the allowance for credit losses equaled 1,491.94% of non-accrual and past due loans compared to 1,164.55% at December 31, 2005 and 1,227.57% at September 30, 2005. During the three and nine month periods ended September 30, 2006, the Company recorded net charge-offs of $312,000 and $351,000, compared to a net recovery of $106,000 and to a net charge-off of $91,000 during the corresponding periods of the prior year. On an annualized basis, net charge-offs for the 2006 period represent 0.25% of the average loan portfolio.

Other Income. Other income increased from $551,000 for the three month period ended September 30, 2005, to $610,000 for the corresponding 2006 period, a $59,000 (10.71%) increase. For the nine month period, other income increased to $1,618,000 at September 30, 2006 from $1,581,000 at September 30, 2005, a $37,000 (2.34%) increase. The increase for the three and nine month periods were primarily due to an increase in gains on investment securities and other fees and commissions partially offset by a decrease in service charges.

Other Expenses. Other expenses decreased from $2,680,000 for the three month period ended September 30, 2005, to $2,652,000 for the corresponding 2006 period, a $28,000 (1.04%) decrease. For the nine month period, other expenses decreased from $8,007,000 at September 30, 2005 to $8,003,000 at September 30, 2006, a $4,000 (0.05%) decrease. The decrease for the three and nine month periods were primarily due to a decrease in other operating expenses partially offset by an increase in salaries and employee benefits.

Income Taxes. During the three and nine months ended September 30, 2006, the Company recorded income tax expense of $140,000 and $393,000, respectively, compared to income tax expense of $193,000 and $492,000, for the corresponding periods of the prior year. The Company’s effective tax rate for the three and nine month periods in 2006 were 15.4% and 15.7%, respectively, compared to 20.6% and 19.0%, respectively for the prior year periods. The decrease in the effective tax rate for the three and nine months was due to increases in income on tax exempt securities.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the third quarter of 2006, comprehensive income, net of tax, totaled $2,516,000, compared to the September 30, 2005 total of $76,000. Year-to-date comprehensive income, net of tax, totaled $2,151,000, as of September 30, 2006, compared to the September 30, 2005 total of $1,463,000. The increase for the third quarter and year-to-date, from the prior year, is due primarily to the increase in unrealized gains on available for sale securities.

FINANCIAL CONDITION

General. The Company’s assets increased to $322,592,000 at September 30, 2006 from $306,561,000 at December 31, 2005, primarily due to an increase in investment securities and other assets, partially offset by a decrease in loans and cash and cash equivalents. The Bank’s net loans totaled $180,677,000 at September 30, 2006, compared to $190,205,000 at December 31, 2005, a decrease of $9,528,000 (5.01%), primarily attributable to a decrease in indirect loans, commercial demand loans and mortgage loan participations purchased, partially offset by an increase in mortgage loans.

In January of 2006, management initiated a plan to increase net interest income by reducing its portfolio of lower yielding loans, acquiring additional deposits, expanding its customer base and increasing the Bank’s higher yielding commercial loan portfolio. As part of this plan, the Bank has reduced its portfolio of lower yielding indirect loans and has attracted additional deposits by offering, on an introductory basis, a new fifteen month personal certificate of deposit product at an interest rate of 5%, which at that time was above market. This introductory offer, which has since ended, has resulted in a total of $27,409,000 in other time deposits and certificates of deposit over $100,000 during the nine month period. In anticipation of utilizing these funds to increase the Bank’s commercial loan portfolio, the proceeds are currently being invested in marketable securities and overnight deposits making them readily available to fund loans. In addition, the Bank hired a new commercial loan officer in the first quarter of 2006 to increase its ability to reach this market segment.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $116,867,000 at September 30, 2006, a $29,587,000 (33.90%) increase from $87,280,000 at December 31, 2005. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2006, totaled $11,317,000, a decrease of $4,133,000 (26.75%) from the December 31, 2005 total of $15,450,000. The aggregate market value of investment securities held by the Bank as of September 30, 2006 was $116,919,000 compared to $87,368,000 as of December 31, 2005, a $29,551,000 (33.83%) increase.

Deposits as of September 30, 2006 totaled $279,923,000, which is an increase of $14,675,000 (5.54%) from $265,248,000 at December 31, 2005. Demand deposits as of September 30, 2006 totaled $75,182,000, which is a decrease of $4,132,000 (5.21%) from $79,314,000 at December 31, 2005. NOW accounts as of September 30, 2006 totaled

$23,667,000, which is a decrease of 1,724,000 (6.79%) from $25,391,000 at December 31, 2005. Money market accounts as of September 30, 2006 totaled $14,796,000, which is a decrease of $1,951,000 (11.65%), from $16,747,000 at December 31, 2005. Savings deposits as of September 30, 2006 totaled $51,747,000, which is a decrease of $3,473,000 (6.29%) from $55,220,000 at December 31, 2005. Certificates of deposit over $100,000 totaled $23,036,000 on September 30, 2006, which is an increase of $6,277,000 (37.46%) from $16,759,000 at December 31, 2005. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $91,495,000 on September 30, 2006, which is a $19,678,000 (27.40%) increase from the $71,817,000 total at December 31, 2005.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At September 30,	At December 31,
	2006	2005
	(Dollars in Thousands)

Restructured loans	$—	$—

Non-accrual loans:
Real-estate - mortgage:
Residential	$21	$14
Commercial	—	—
Real-estate - construction	—	—
Installment	88	159
Credit card and related	—	—
Commercial	10	12

Total non-accrual loans	119	185

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	1	1
Commercial	—	—
Real-estate - construction	4	3
Installment	—	—
Credit card and related	—	—
Commercial	—	—
Other	—	—
Total accruing loans past due 90 days or more	5	4
Total non-accrual loans and past due loans	$124	$189

Non-accrual and past due loans to gross loans	0.07%	0.10%

Allowance for credit losses to non-accrual and past due loans	1,491.94%	1,164.55%

At September 30, 2006, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $9,478 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in Thousands)

Beginning balance	$2,201	$2,412

Charge-offs	(583)	(399)
Recoveries	232	308
Net charge-offs	(351)	(91)
Provisions charged to operations	—	(50)
Ending balance	$1,850	$2,271

Average loans	$183,783	$187,556

Net charge-offs to average loans (annualized)	0.25%	0.06%

Reserve for Unfunded Commitments. As of September 30, 2006, the Bank had outstanding commitments totaling $23,059,361. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in Thousands)

Beginning balance	$200	$150
Provisions charged to operations	—	50
Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2006.

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

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2006.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$9,710
Federal funds and overnight deposits	1,607	—	—	—	1,607
Securities	—	299	12,227	104,341	116,867
Loans	8,896	5,477	81,078	85,226	180,677
Fixed assets	—	—	—	—	3,496
Other assets	—	—	—	—	10,235
Total assets	$10,503	$5,776	$93,305	$189,567	$322,592

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$75,182
NOW accounts	23,667	—	—	—	23,667
Money market deposit accounts	14,796	—	—	—	14,796
Savings accounts	51,747	—	—	—	51,747
IRA accounts	2,158	13,838	13,939	1,005	30,940
Certificates of deposit	15,472	48,110	19,676	333	83,591
Short-term borrowings	697	—	—	—	697
Long-term borrowings	8	24	7,116	—	7,148
Other liabilities	—	—	—	—	1,612
Junior subordinated debenture	—	—	5,155	—	5,155
Stockholders’ equity:	—	—	—	—	28,057
Total liabilities and
stockholders' equity	$108,545	$61,972	$45,886	$1,338	$322,592

GAP	$(98,042)	$(56,196)	$47,419	$188,229
Cumulative GAP	$(98,042)	$(154,238)	$(106,819)	$81,410
Cumulative GAP as a % of total assets	-30.39%	-47.81%	-33.11%	25.24%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2006, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-4.6%	-0.4%	-1.0%	-2.8%
% Change in Economic Value of Equity	1.0%	2.1%	-6.2%	-12.8%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2006, totaled $11,317,000, a decrease of $4,133,000 (26.75%) from the December 31, 2005 total of $15,450,000.

As of September 30, 2006, the Bank was permitted to draw on a $38,600,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of September 30, 2006, a $7.0 million long-term convertible advance was outstanding. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it has not drawn. Furthermore, as of September 30, 2006, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity increased $1,432,000 (5.38%) during the nine months ended September 30 , 2006, due mainly to a decrease in accumulated other comprehensive loss, net of tax benefits, offset partially by increases in all the other items. The Company’s accumulated other comprehensive loss, net of tax benefits decreased by $40,000 (17.40%) from ($230,000) at December 31, 2005 to ($190,000) at September 30, 2006, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $809,000 (6.07%) as the result of the Company’s earnings for the nine months, offset by dividends and the stock dividend paid in January. In addition, $165,286 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2006, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.01%, a Tier 1 risk-based capital ratio of 16.77% and a total risk-based capital ratio of 17.82%.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated October 26, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)
Date: October 26, 2006
By:  /s/ F. William Kuethe, Jr.

F. William Kuethe, Jr.
President, Chief Executive Officer

By:  /s/ John E. Porter

John E. Porter
Chief Financial Officer