Form 10-K
period 2006-12-31
GLEN BURNIE BANCORP
filed 2007-03-09
CIK 890066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

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

Title of Class
Common Stock, $1.00 par value
Common Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

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
Large Accelerated ☐  Filer Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 6, 2007 was $35,666,554.

The number of shares of common stock outstanding as of February 6, 2007 was 2,484,673.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2006 ANNUAL REPORT ON FORM 10-K

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

Market Area

The Bank considers its principal market area for lending and deposit products to consist of Northern Anne Arundel County, Maryland, which consists of those portions of the county north of U.S. Route 50. Northern Anne Arundel County includes mature suburbs of the City of Baltimore, which in recent years have experienced modest population growth and are characterized by an aging population. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at businesses located at or around the nearby Baltimore Washington International Airport. Anne Arundel County is generally considered to have more affordable housing than other suburban Baltimore areas and attracts younger persons and minorities on this basis. This inflow, however, has not been sufficient to affect current population trends.

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

The Company’s total loan portfolio increased during the 2006, 2005, 2004, and 2003 fiscal years, while declining in 2002. In 2006, the increases were primarily due to an increase in commercial mortgages (due to an increase in participations), offset by decreases in residential mortgages and indirect automobile loans. In 2005, the increases were primarily due to an increase in commercial and industrial mortgages and indirect automobile loans. In 2003 and 2004, the increases in loans were primarily due to increases in residential mortgages. The commercial mortgage portfolio declined in 2003 as a result of softening loan demand and increased competition from large financial institutions. From 2002 to 2004, the residential mortgage portfolio achieved steady increases due to a strong housing market environment.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2006		2005		2004		2003		2002
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$68,341	34.88%	$71,841	37.17%	$71,039	38.27%	$64,471	36.62%	$49,572	30.67%
Commercial	53,164	27.13	37,666	19.50	31,983	17.23	28,525	16.20	31,584	19.54
Construction and land development	1,609	0.83	1,402	0.73	2,080	1.12	3,112	1.77	2,338	1.45

Consumer:
Installment	15,044	7.67	15,748	8.15	19,019	10.25	19,767	11.23	19,758	12.22
Credit card	144	0.08	128	0.07	180	0.10	175	0.10	228	0.14
Indirect automobile	52,539	26.81	60,510	31.31	55,703	30.00	53,883	30.61	52,795	32.66
Commercial	5,077	2.60	5,932	3.07	5,618	3.03	6,113	3.47	5,374	3.32
Gross loans	195,918	100.00%	193,227	100.00%	185,622	100.00%	176,046	100.00%	161,649	100.00%
Unearned income on loans	(743)		(821)		(919)		(981)		(847)
Gross loans net of unearned income	195,175		192,406		184,703		175,065		160,802
Allowance for credit losses	(1,839)		(2,201)		(2,412)		(2,246)		(2,515)
Loans, net	$193,336		$190,205		$182,291		$172,819		$158,287

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2006. Demand loans and loans which have no stated maturity, are treated as due in one year or less. At December 31, 2006, the Bank had $27,492,893 in loans due after one year with variable rates and $151,031,411 in such loans with fixed rates.

	Due Within One Year	Due Over One To Five Years	Due Over Five Years	Total
		(In Thousands)
Real Estate - mortgage:
Residential	$4,887	$2,425	$61,029	$68,341
Commercial	8,646	24,476	20,042	53,164
Construction and land development	346	527	736	1,609
Installment	1,085	10,443	3,516	15,044
Credit Card	144	-	-	144
Indirect automobile	999	45,611	5,929	52,539
Commercial	5,077	-	-	5,077
	$21,184	$83,482	$91,252	$195,918

Real Estate Lending. The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates, while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans are generally originated on a variable rate basis. Substantially all of the Bank’s real estate loans are secured by properties in Anne Arundel County, Maryland. Under the Bank’s loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. The Bank, however, will make loans secured by owner-occupied residential real estate with loan-to-value ratios up to 95% (some restrictions may apply), provided the borrower obtains private mortgage insurance for the portion of the loan in excess of 80%. For residential investment properties, the maximum loan-to-value ratio is 80%. The maximum permissible loan-to-value ratio for residential and residential construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower’s primary residence, provided that the aggregate indebtedness on the property does not exceed 80% of its value.

Commercial Lending. The Bank’s commercial loan portfolio consists of demand, installment and time loans for commercial purposes. The Bank’s business demand, installment and time lending includes various working capital loans, equipment, vehicles, lines of credit and letters of credit for commercial customers. Demand loans require the payment of interest until called, while installment loans require a monthly payment of principal and interest, and time loans require at maturity a single payment of principal and interest due monthly. Such loans may be made on a secured or an unsecured basis. All such loans are underwritten on the basis of the borrower’s creditworthiness rather than the value of the collateral.

Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 2006, approximately 68.7% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 31.3% had been originated for consumer purposes.

Indirect Automobile Lending. The Bank commenced its indirect automobile lending program in January 1998. The Bank finances new automobiles for terms of up to 72 months and used automobiles for terms of up to 60 months. For used vehicles, the age of the vehicle plus the term of the loan cannot exceed eight years. The Bank does not lend more than the MSRP on new vehicles. On used vehicles, the Bank will not lend more than 110% of the average wholesale published in a nationally recognized used vehicle pricing guide. The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses. The Bank originates indirect loans through a network of approximately 48 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $3.42 million to any one borrower at December 31, 2006. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $5.28 million to any one borrower at December 31, 2006. It is currently the Bank’s policy to limit its exposure to any one borrower to no more than $3.16 million in the aggregate unless any borrowings exceeding this amount are approved by a 75% vote of the Board of Directors. At December 31, 2006, the largest amount outstanding to any one borrower and its related interests was $4,140,000.

Non-Performing Loans

It is the policy of the Bank to reverse accrued, and discontinue the accrual of, interest when a loan becomes 90 days or more delinquent and circumstances indicate that collection is doubtful.

The Bank seeks to control delinquencies through diligent collection procedures. For consumer loans, the Bank sends out payment reminders on the seventh and twelfth days after a payment is due. If a consumer loan becomes 15 days past due, the account is transferred to the Bank’s collections department, which will contact the borrower by telephone and/or letter before the account becomes 30 days past due. If a consumer loan becomes more than 30 days past due, the Bank will continue its collection efforts and will move to repossession or foreclosure by the 45th day if the Bank has reason to believe that the collateral may be in jeopardy or the borrower has failed to respond to prior communications. The Bank will move to repossess or foreclose in all instances in which a consumer loan becomes more than 60 days delinquent. After repossession of a motor vehicle, the borrower has a 15-day statutory right to redeem the vehicle and is entitled to 10 days’ notice before the sale of a repossessed vehicle. The Bank sells the vehicle as promptly as feasible after the expiration of these periods. If the amount realized from the sale of the vehicle is less than the loan amount, the Bank will seek a deficiency judgment against the borrower. The Bank follows similar collection procedures with respect to commercial loans.

The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars In Thousands)
Restructured Loans	$-	$-	$95	$-	$41

Non-accrual loans:
Real estate - mortgage:
Residential	$3	$14	$122	$34	$264
Commercial	-	-	255	265	178
Real estate - construction	-	-	-	-	7
Installment	46	159	205	250	112
Commercial	8	12	16	23	10
Total non-accrual loans	57	185	598	572	571

Accruing loans past due 90 days or more
Real estate - mortgage:
Residential	2	1	1	5	1
Commercial	-	-	-	-	-
Real estate - construction	-	3	6	6	-
Installment	-	-	-	-	13
Credit card & related	-	-	-	-	-
Total accruing loans past due 90 days or more	2	4	7	11	15
Total non-accrual and past due loans	$59	$189	$605	$583	$586
Non-accrual and past due loans to gross loans	0.03%	0.10%	0.33%	0.33%	0.36%
Allowance for credit losses to non-accrual and past due loans	3,116.95%	1,164.55%	398.68%	385.25%	429.13%

For the year ended December 31, 2006, interest of $10,658 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $50,872, or 88.6%, of the Bank’s total $57,429 non-accrual loans at December 31, 2006 were attributable to 4 borrowers. No charge-offs have previously been taken on these loans. One of these borrowers with a loan totaling $2,551 was in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the current active balance of the Bank’s loan.

At December 31, 2006, there were no loans outstanding not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2006, the Company had $50,000 in real estate acquired in partial or total satisfaction of debt, compared to $50,000 and $171,882 in such properties at December 31, 2005 and 2004, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2006, see “Item 2. -- Properties.”

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

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars In Thousands)
Beginning Balance	$2,201	$2,412	$2,246	$2,515	$2,939

Loans charged off
Real estate - mortgage:
Residential	1	-	-	-	1
Commercial	-	-	-	-	-
Real estate - construction	-	-	-	-	-
Installment	528	495	502	687	594
Credit card & related	-	-	-	42	95
Commercial	253	127	49	29	80
Total	782	622	551	758	730

Recoveries
Real estate - mortgage:
Residential	1	-	35	1	1
Commercial	-	-	-	-	1
Real estate - construction	-	-	-	-	-
Installment	335	276	293	369	215
Credit card & related	-	-	-	30	30
Commercial	22	185	49	49	59
Total	358	461	377	449	306
Net charge offs/(recoveries)	424	161	174	308	424
Provisions (credited) charged to operations	62	(50)	340	40	-
Ending balance	$1,839	$2,201	$2,412	$2,246	$2,515
Average loans	$186,706	$191,706	$181,881	$166,786	$164,818
Net charge-offs to average loans	0.23%	0.09%	0.10%	0.18%	0.18%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2006, 2005, 2004, 2003, and 2002:

	At December 31,
	2006		2005
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$149	34.88%	$153	37.17%
Commercial	314	27.13	277	19.50
Real Estate -- construction	14	0.83	8	0.73
Installment	103	7.67	103	8.15
Credit Card	-	0.08	-	0.07
Indirect automobile	1,119	26.81	1,260	31.31
Commercial	260	2.60	264	3.07
Unallocated	120	-	136	-
Total	$1,839	100.00%	$2,201	100.00%

	At December 31,
	2004		2003		2002
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$153	38.27%	$143	36.62%	$131	30.67%
Commercial	328	17.23	314	16.20	349	19.54
Real Estate - construction	13	1.12	29	1.77	48	1.45
Installment	136	10.25	137	11.23	152	12.22
Credit Card	-	0.10	-	0.10	-	0.14
Indirect automobile	1,254	30.00	1,357	30.61	1,461	32.66
Commercial	343	3.03	271	3.47	168	3.32
Unallocated	185	-	(5)	-	206	-
Total	$2,412	100.00%	$2,246	100.00%	$2,515	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2006	2005	2004
	(In Thousands)
U.S. Treasury securities	$-	$-	$-
U.S. Government agencies and mortgage backed securities	57,119	52,402	52,020
Obligations of states and political subdivisions	36,811	30,277	36,640
Corporate trust preferred	3,080	4,976	5,008
Total investment securities	$97,010	$87,655	$93,668

The following table sets forth the scheduled maturities, book values and weighted average yields for the Company’s investment securities portfolio at December 31, 2006:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
U.S. Treasury securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Government agencies and mortgage backed securities	-	-	4,993	4.27	7,661	5.11	44,465	5.07	57,119	5.01
Obligations of states and political subdivisions	301	3.00	5,363	3.36	7,941	3.60	23,206	4.58	36,811	4.18
Corporate trust preferred	-	-	-	-	-	-	3,080	8.33	3,080	8.33
Total investment securities	$301	3.00%	$10,356	3.79%	$15,602	4.34%	$70,751	4.73%	$97,010	4.81%

At December 31, 2006, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in northern Anne Arundel County. Consolidated total deposits were $274,833,457 as of December 31, 2006. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $38.0 million under a line of credit from the FHLB of Atlanta as of December 31, 2006.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2006, the Bank had approximately $30.2 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2006:

Amount (In Thousands)
Three months or less	$4,942
Over three through six months	9,451
Over six through 12 months	6,795
Over 12 months	8,991
Total	$30,179

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $38.0 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities. There was $7 million in a long-term convertible advance under this credit arrangement at December 31, 2006. The advance matures in September 2010 and bears a 5.84% rate of interest. On September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5 million of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. It is the Company’s intention to call these debentures at the earliest opportunity. The Bank also has an unsecured line of credit in the amount of $5 million from another commercial bank but currently has no balance outstanding. The Bank has a mortgage note on the 103 Crain Highway address with a balance of $140,170 as of December 31, 2006. This note is payable monthly through October 2010 and has a 7% interest rate.

Competition

The Bank faces competition for deposits and loans from other community banks, branches or affiliates of larger banks, savings and loan associations, savings banks and credit unions, which compete vigorously (currently, sixteen FDIC-insured depository institutions operate within two miles of the Bank’s headquarters). With respect to indirect lending, the Bank faces competition from other banks and the financing arms of automobile manufacturers. The Bank competes in this area by offering competitive rates and responsive service to dealers.

The Bank’s interest rates, loan and deposit terms, and offered products and services are impacted, to a large extent, by such competition. The Bank attempts to provide superior service within its community and to know, and facilitate services, to, its customers. It seeks commercial relationships with small to medium size businesses, which the Bank believes would welcome personal service and flexibility. The bank believes its greatest competition comes from larger intra- and inter-state financial institutions.

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

Employees

At December 31, 2006, the Bank had 119 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2006, the Bank was well capitalized as defined by the FDIC’s regulations.

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

General economic conditions nationally and in the Bank’s market are less than favorable.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$668,641	10,000	$87,092,950
Branches:
Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	203,934	6,000	37,849,403

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	150,590	2,500	31,871,974

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	337,292	3,000	46,687,399

Severn 811 Reece Road Severn, MD 21144	1984	Owned	225,593	2,500	27,313,105

South Crain 7984 Crain Highway Glen Burnie, MD 21061	1995	Leased	65,027	2,600	22,819,320

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	230,139	2,500	9,084,044

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	188,849	2,184	12,115,262
Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	1,046,123	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	289,823	3,727	N/A

At December 31, 2006, the Bank owned one foreclosed real estate property with a total book value of $ 50,000. The Bank is holding this commercial property for sale.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2006, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	74	President and Chief Executive Officer
Michael G. Livingston	53	Deputy Chief Executive Officer, Executive Vice President and Chief Operating Officer
John E. Porter	53	Senior Vice President and Chief Financial Officer

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

The Common Stock is traded on the Nasdaq SmallCap Market under the symbol “GLBZ”. As of February 22, 2007, there were 476 record holders of the Common Stock. The closing price for the Common Stock on that date was $17.50. A 20% stock dividend was paid on January 23, 2006 to stockholders’ of record on January 9, 2006.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2006 and 2005 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods. The 2005 market prices have been adjusted to reflect the 20% stock dividend paid on January 23, 2006.

	2006			2005
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$17.61	$16.42	$0.12	$19.44	$16.80	$0.10
June 30,	17.22	16.32	0.12	17.58	15.20	0.10
September 30	17.49	16.49	0.12	17.04	16.11	0.12
December 31	17.25	17.00	0.18	17.54	14.40	0.17

A regular dividend of $0.12 and a bonus dividend of $0.06 were declared for stockholders’ of record on December 29, 2006, payable on January 8, 2007 and January 11, 2007, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to a 20% stock dividend paid on January 23, 2006 and a six-for-five stock split effected through a stock dividend paid on January 6, 2004.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$11,821	$11,966	$12,016	$11,263	$11,368
Provision for Credit Losses	62	(50)	340	40	-
Other Income	2,244	2,114	2,372	2,289	2,485
Other Expense	10,682	10,625	10,360	9,748	9,957
Net Income	2,720	2,775	3,056	3,077	2,811

Share Data:
Basic Net Income Per Share	$1.10	$1.13	$1.25	$1.27	$1.17
Diluted Net Income Per Share	1.10	1.13	1.25	1.27	1.17
Cash Dividends Declared Per Common Share	0.54	0.49	0.43	0.36	0.34
Weighted Average Common Shares Outstanding:
Basic	2,472,803	2,456,723	2,442,944	2,430,603	2,416,703
Diluted	2,472,803	2,456,723	2,442,944	2,430,603	2,420,087

Financial Condition Data:
Total Assets	$317,746	$306,561	$302,312	$302,252	$279,406
Loans Receivable, Net	193,337	190,205	182,291	172,819	158,287
Total Deposits	274,833	265,248	261,674	256,908	241,420
Long Term Borrowings	7,140	7,171	7,200	7,227	7,251
Junior Subordinated Debentures	5,155	5,155	5,155	5,155	5,155
Total Stockholders’ Equity	28,201	26,625	25,744	23,948	21,789

Performance Ratios:
Return on Average Assets	0.84%	0.89%	1.00%	1.05%	1.05%
Return on Average Equity	10.00	10.50	12.51	13.56	14.49
Net Interest Margin (1)	4.31	4.46	4.61	4.48	4.76
Dividend Payout Ratio	49.18	43.52	34.67	29.53	29.70

Capital Ratios:
Average Equity to Average Assets	8.36%	8.47%	8.16%	7.76%	9.03%
Leverage Ratio	10.30	10.17	9.85	9.25	9.07
Total Risk-Based Capital Ratio	17.07	16.98	16.40	15.79	15.28

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	0.94%	1.14%	1.30%	1.28%	1.56%
Non-accrual and Past Due Loans to Gross Loans	0.03%	0.10%	0.33%	0.33%	0.36%
Allowance for Credit Losses to Non- Accrual and Past Due Loans	3,116.95%	1,164.55%	398.68%	385.25%	429.13%
Net Loan Charge-offs (Recoveries) to Average Loans	0.23%	0.09%	0.10%	0.18%	0.26%

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

Overview

During 2006, net interest income before provision for credit losses declined to $11,821,431 from $11,966,103 in 2005, and net income decreased to $2,720,045 from $2,774,741 in 2005. In 2006, the Company saw continued growth in both deposits and the loan portfolio. Non-interest bearing deposits decreased by $4,584,623, and interest bearing deposits increased by $14,169,812. The loan portfolio increased by $3,131,606, primarily due to an increase in commercial mortgage participation loans.

All per share amounts throughout this report have been adjusted to give retroactive effect to a six-for-five stock dividend paid on January 6, 2004 and a 20% stock dividend paid on January 23, 2006.

Comparison of Results of Operations for the Years Ended December 31, 2006, 2005 and 2004

General. For the year ended December 31, 2006, the Company reported consolidated net income of $2,720,045 ($1.10 basic and diluted earnings per share) compared to consolidated net income of $2,774,741 ($1.13 basic and diluted earnings per share) for the year ended December 31, 2005 and consolidated net income of $3,055,501 ($1.25 basic and diluted earnings per share) for the year ended December 31, 2004.

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

Net interest income is affected by the mix of loans in the Bank’s loan portfolio. Currently a majority of the Bank’s loans are mortgage and construction loans secured by real estate and indirect automobile loans secured by automobiles. These types of loans are made at interest rates lower than unsecured loans. While the Bank’s loan volume increased in 2004 and 2005, this loan mix produced lower yields on the Company’s interest-earning assets. Meanwhile, market forces resulted in higher rates of interest being paid by the Bank on deposits and borrowings used to fund income producing assets resulting in a decline in net interest income for 2005. In January of 2006, the Bank initiated a plan to increase net interest income by reducing its portfolio of lower yielding loans, acquiring additional deposits, expanding its customer base and increasing the Bank’s higher yielding commercial loan portfolio. As part of this plan, the Bank attracted additional deposits by temporarily offering above market rate savings products which resulted in over $27 million in additional deposits which were invested in marketable securities and overnight deposits making them readily available to fund loans. The Bank also hired a new commercial loan officer to increase its ability to reach this market segment. In accordance with this plan, the Bank successfully increased its higher yield commercial loans resulting in increased loan volume and yield on commercial mortgages, although the commercial loan volume increase was less than anticipated. Over the same period, yields on new indirect automobile loans increased as outstanding lower interest indirect loans matured. As a result, the Bank earned higher yields on its interest earning assets. However, market forces required us to pay higher rates of interest on deposits and borrowings used to fund income producing assets resulting in an overall decline in net interest income for 2006.

Consolidated net interest income for the year ended December 31, 2006 was $11,821,431 compared to $11,966,103 for the year ended December 31, 2005 and $12,016,466 for the year ended December 31, 2004. The $114,672 decrease for the most recent year was primarily due to an increase in deposit expense offset by increases in U.S. Government agency securities, state and municipal securities, other income and loan income. The $50,363 decrease in net interest income for 2005 as compared to 2004 was primarily due to an increase in deposit expense, partially offset by an increase in loan income. The after tax net interest income for 2006 was $12,741,143, a $9,019 or 0.07% decrease from the after tax net interest income for 2005, which was $12,750,162, a $195,909 or 1.51% decrease from the $12,946,071 after tax net interest income for 2004.

Interest expense increased from $4,131,459 in 2005 to $5,833,765 in 2006, a $1,702,306 or a 41.21 % increase, primarily due to an increase in deposit expense due to rates rising and a special offered on 15 month certificates of deposit and IRAs. Interest expense increased from $3,644,661 in 2004 to $4,131,459 in 2005, a $486,798 or a 13.36% increase, primarily due to an increase in deposit expense due to rates increasing. Net interest margin for the year ended December 31, 2006 was 4.31% compared to 4.46% and 4.61% for the years ended December 31, 2005 and 2004, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2006	VS.	2005	2005	VS.	2004
		Change Due To:			Change Due To:
	Increase/ Decrease	Rate	Volume	Increase/ Decrease	Rate	Volume
	(In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$87	$82	$5	$54	$70	$(16)
Interest-bearing deposits	156	45	111	40	11	29

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	933	352	581	197	70	127
Obligations of states and political subdivisions(1)	258	(27)	285	(438)	0	(438)
All other investment securities	(3)	53	(56)	20	22	(2)
Total investment securities	1,188	378	810	(221)	92	(313)

Loans, net of unearned income:
Demand, time and lease	24	65	(41)	99	91	1
Mortgage and construction	339	178	161	474	(65)	539
Installment and credit card	(157)	218	(375)	(151)	(270)	119
Total gross loans(2)	206	461	(255)	422	(238)	660
Allowance for credit losses	-	-	-	-	-	-
Total net loans	206	461	(255)	422	(238)	660
Total interest-earning assets	$1,637	$966	$671	$295	$(65)	$360

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$(7)	$23	$(30)	$13	$9	$4
Money market	1	16	(15)	20	29	(9)
Other time deposits	1,696	953	743	446	422	24
Total interest-bearing deposits	1,690	992	698	479	460	19
Non-interest-bearing deposits	-	-	-	-	-	-
Borrowed funds	13	23	(10)	7	41	(34)
Total interest-bearing liabilities	$1,703	$1,015	$688	$486	$501	$(15)

(1) Tax equivalent basis. (2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$3,848	$200	5.20%	$3,682	$113	3.07%	$4,962	$59	1.18%
Interest-bearing deposits	4,901	233	4.76	2,008	77	3.84	1,126	37	3.29

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	66,501	3,347	5.04	53,521	2,414	4.51	50,575	2,217	4.38
Obligations of states and political subdivisions(1)	38,723	2,516	6.50	34,391	2,258	6.57	41,016	2,696	6.57
All other investment securities	4,257	375	8.81	4,996	378	7.57	5,019	358	7.13
Total investment securities	109,481	6,238	5.70	92,908	5,050	5.44	96,610	5,271	5.46

Loans, net of unearned income:
Demand, time and lease	5,064	456	9.01	5,597	432	7.72	5,556	333	5.99
Mortgage and construction	111,426	7,307	6.56	109,025	6,968	6.40	100,590	6,494	6.46
Installment and credit card	70,216	4,068	5.80	77,084	4,225	5.49	74,902	4,376	5.84
Total gross loans(2)	186,706	11,831	6.34	191,706	11,625	6.07	181,048	11,203	6.19
Allowance for credit losses	(2,071)			(2,301)			(2,338)
Total net loans	184,635	11,831	6.41	189,404	11,625	6.14	178,710	11,203	6.27
Total interest-earning assets	302,865	18,069	5.97	288,002	16,865	5.86	281,408	16,570	5.89
Cash and due from banks	9,493			11,020			11,203
Other assets	13,045			13,275			13,162
Total assets	$325,403			$312,297			$305,773

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$77,761	274	0.36%	$85,005	281	0.33%	$83,354	268	0.32%
Money market	16,415	106	0.65	19,389	105	0.55	21,146	85	0.40
Other time deposits	109,499	4,401	4.02	86,051	2,705	3.15	84,621	2,259	2.66
Total interest-bearing deposits	203,675	4,781	2.35	190,445	3,091	1.63	189,121	2,612	1.38
Short-term borrowed funds	1,603	81	5.06	1,815	66	3.64	3,983	57	1.43
Long-term borrowed funds	12,309	972	7.90	12,339	974	7.90	12,367	976	7.89
Total interest-bearing liabilities	217,587	5,834	2.69	204,599	4,131	2.02	205,471	3,645	1.77

Non-interest-bearing deposits	79,199			79,843			74,686
Other liabilitiesS	1,407			1,395			1,191
Stockholders’ equity	27,210			26,460			24,425
Total liabilities and equity	$325,403			$312,297			$305,773
Net interest income		$12,235			$12,734			$12,925
Net interest spread			3.28%			3.84%			4.12%
Net interest margin			4.31%			4.46%			4.61%

1 Tax equivalent basis. The incremental tax rate applied was 35.90% for 2006 and 34.56% for 2005. 2 Non-accrual loans included in average balance.

Provision For Credit Losses. During the year ended December 31, 2006, the Company made a provision of $62,000 for credit losses, compared to a reverse provision of $50,000 for credit losses for the year ended December 31, 2005, and a provision of $340,000 for the year ended December 31, 2004. At December 31, 2006, the allowance for credit losses equaled 2,829.23% of non-accrual and past due loans compared to 1,164.55% and 398.68% at December 31, 2005 and 2004, respectively. During the year ended December 31, 2006, the Company recorded net charge-offs of $424,256 compared to $160,544 and $174,501 in net charge-offs during the years ended December 31, 2005 and 2004, respectively.

Other Income. Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on life insurance. Other income increased from $2,113,824 in 2005 to $2,244,390 in 2006, a $130,566, or 6.18% increase. The increase was primarily due to an increase in other fees and commissions and an increase in gains on investment securities. Other income decreased from $2,371,636 in 2004 to $2,113,824 in 2005, a $257,812, or 10.87% decrease. The decrease was primarily due to a decrease on gains on investment securities.

Other Expenses. Other expenses increased from $10,624,797 in 2005 to $10,668,465 in 2006, a $43,668 or 0.42% increase. This increase, which consists of non-interest operating expenses, was primarily due to an increase in salaries, employee benefits, and occupancy costs offset by a decrease in other miscellaneous expenses. Other expenses increased from $10,359,377 in 2004 to $10,624,797 in 2005, a $265,420 or 2.56% increase. This increase was primarily due to an increase in salaries and occupancy costs due to an additional branch being opened.

Income Taxes. During the year ended December 31, 2006, the Company recorded income tax expense of $687,115, compared to income tax expense of $730,389 for the year ended December 31, 2005. This decrease was primarily due to more tax exempt income on municipal securities. During the year ended December 31, 2005, the Company recorded income tax expense of $730,389, compared to income tax expense of $633,224 for the year ended December 31, 2004.

Comparison of Financial Condition at December 31, 2006, 2005 and 2004

The Company’s total assets increased to $317,745,601 at December 31, 2006 from $306,560,991 at December 31, 2005. The Company’s total assets increased to $306,560,991 at December 31, 2005 from $302,312,126 at December 31, 2004.

The Company’s net loan portfolio increased to $193,336,604 at December 31, 2006 compared to $190,204,998 at December 31, 2005 and $182,291,292 at December 31, 2004. The increase in the loan portfolio during the 2006 period is primarily due to an increase in commercial mortgages, and mortgage participations purchased partially offset by a decline in indirect automobile loans. The increase in the loan portfolio during the 2005 period is primarily due to an increase in commercial and industrial mortgages, and indirect automobile loans.

During 2006, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $96,494,659, a $9,214,772 or 10.56%, increase from $87,279,887 at December 31, 2005. This increase is primarily attributable to an increase in state and municipal securities and mortgage backed securities, offset by a decrease in corporate trust preferred securities. During 2005, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $87,279,887, a $7,626,160 or 8.04%, decrease from $94,906,047 at December 31, 2004. This decrease is primarily attributable to a decrease in state and municipal securities.

Deposits as of December 31, 2006 totaled $274,883,457, an increase of $9,585,189, or 3.61%, from the $265,248,268 total as of December 31, 2005. Deposits as of December 31, 2005 totaled $265,248,268, an increase of $3,574,225, or 1.37%, from the $261,674,043 total as of December 31, 2004. Demand deposits as of December 31, 2006 totaled $74,729,298, a $4,584,623, or 5.78%, decrease from $79,313,921 at December 31, 2005. NOW and Super NOW accounts, as of December 31, 2006, decreased by $3,117,348, or 18.61% from their 2005 level to $22.274.015. Money market accounts decreased by $1,405,734, or 8.39%, from their 2005 level, to total $15,341,221 at December 31, 2006. Savings deposits decreased by $4,985,894, or 9.03%, from their 2005 level, to $50,234,238 at December 31, 2006. Time deposits over $100,000 totaled $30,178,739 on December 31, 2006, an increase of $7,761,121, or 34.62% from December 31, 2005. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $82,075,945 on December 31, 2006, a $15,917,665 or 24.06% increase from December 31, 2005.

Total stockholders’ equity as of December 31, 2006 increased by $1,575,072, or 5.92%, from the 2005 period. The increase was attributed to an increase in retained earnings, common stock and surplus, offset by a decrease in accumulated other comprehensive income, net of tax. Total stockholders’ equity as of December 31, 2005 increased by $881,033, or 3.42%, from the 2004 period. The increase was attributed to an increase in retained earnings and surplus, offset by a decrease in accumulated other comprehensive income, net of tax.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2006, the Bank has accrued $200,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Contractual Obligations. The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		PAYMENTS DUE IN
(IN THOUSANDS)	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL

Deposits without a stated maturity (a),(c)	9	$162,578	$-	$-	$-	$162,578
Time deposits (a)	9	77,463	22,253	11,296	1,243	112,255
Short-term borrowings (a)	6	545	-	-	-	545
Long-term borrowings (b)	7,8	579	1,166	12,735	-	14,480
Operating leases	5	233	402	212	1,729	2,576

(a)	Excludes interest
(b)	Includes Junior Subordinated Debentures and semi-annual payments (made in March and September) of $273,215. This is also assuming that the Debentures will be paid off in September 2010.
(c)	Includes non-interest bearing deposits

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2006. Further discussion of these commitments is included in Note 16 to the consolidated financial statements.

	PAYMENTS DUE IN
(IN THOUSANDS)	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL

Loan commitments:
Other mortgage loans	$528	$-	$-	$-	$528
Construction & land development	482	-	-	-	482

Unused lines of credit:
Home-equity lines	630	810	645	4,326	6,411
Commercial lines	10,805	-	-	-	10,805
Unsecured consumer lines	780	-	-	-	780
Secured consumer lines	30	-	-	-	30

Letters of credit	11	-	-	285	296

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2006.

	0-3 Months	Over 3 To 12 Months	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$9,348
Federal funds and overnight deposits	3,972	-	-	-	3,972
Securities	-	299	10,222	85,974	96,495
Loans	12,731	8,453	83,482	91,252	195,918
Fixed Assets	-	-	-	-	3,406
Other Assets	-	-	-	-	8,607

Total assets	$16,703	$8,752	$93,704	$177,226	$317,746

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$74,729
NOW accounts	22,274	-	-	-	22,274
Money market deposit accounts	15,341	-	-	-	15,341
Savings accounts	50,234	195	-	-	50,429
IRA accounts	2,879	12,300	14,181	1,154	30,514
Certificates of deposit	11,584	50,505	19,368	89	81,545
Other liabilities	-	-	-	-	9,558
Junior Subordinated Debenture	-	-	-	-	5,155
Stockholders’ equity	-	-	-	-	28,201

Total liabilities and Stockholders’ equity	$102,312	$63,000	$33,549	$1,243	$317,746

GAP	$(85,609)	$(54,248)	$60,155	$175,983
Cumulative GAP	(85,609)	(139,857)	(79,702)	96,281
Cumulative GAP as a % of total assets	(26.95%)	(44.02%)	(25.09%)	30.31%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model. However, the Bank believes that the model is a prudent forecasting tool. As of December 31, 2006, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-4.8%	-0.8%	-1.4%	-3.6%
% Change in Economic Value of Equity	-9.5%	-1.5%	-5.4%	-12.0%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2006, totaled $13,319,978, a decrease of $2,129,749 or 13.79%, from the December 31, 2005 total of $15,449,727. Most of this decrease was due to interest-bearing deposits in FHLB but was offset by an increase in federal funds sold.

As of December 31, 2006, the Bank was permitted to draw on a $38.0 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and agency securities. As of December 31, 2006, a $7 million long-term convertible advance was outstanding under this line. In addition the Bank has a secured line of credit in the amount of $5 million from another commercial bank on which there is no outstanding balance at December 31,2006. Furthermore, on September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. As of December 31, 2006, the full $5,155,000 was outstanding.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2006, the Company was in compliance with these requirements with a leverage ratio of 10.18%, a Tier 1 risk-based capital ratio of 16.03% and total risk-based capital ratio of 17.02%. At December 31, 2006, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company feels that this pronouncement will not have a significant impact on the financial statements.

In March 2006, the FASB issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning January 1, 2007. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company feels that this pronouncement will not have a significant impact on the financial statements.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. The Company is currently reviewing this pronouncement.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company feels that this pronouncement will not have a significant impact on the financial statements at the current time.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, questions arose regarding whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.” An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

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

GLEN BURNIE BANCORP

March 9, 2007	By: /s/ F. William Kuethe, Jr.
F. William Kuethe, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F. William Kuethe, Jr.	President, Chief Executive Officer	March 9, 2007
F. William Kuethe, Jr.	and Director

/s/ Michael G. Livingston	Deputy Chief Executive Officer,	March 9, 2007
Michael G. Livingston	Executive Vice President, Chief
Operating Officer and Director

/s/ John E. Porter	Senior Vice President and Chief	March 9, 2007
John E. Porter	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 9, 2007
John E. Demyan

/s/ Shirley E. Boyer	Director	March 9, 2007
Shirley E. Boyer

/s/ Thomas Clocker	Director	March 9, 2007
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 9, 2007
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 9, 2007
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 9, 2007
Charles Lynch

/s/ Edward L. Maddox	Director	March 9, 2007
Edward L. Maddox

/s/ William N. Scherer, Sr.	Director	March 9, 2007
William N. Scherer, Sr.

/s/ Karen B. Thorwarth	Director	March 9, 2007
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 9, 2007
Mary Lou Wilcox

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2006, 2005, and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2006, 2005, and 2004, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Trice Geary & Myers LLC

Salisbury, Maryland
March 2, 2007

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2006	2005	2004

Assets
Cash and due from banks	$9,005,691	$9,405,148	$9,766,710
Interest-bearing deposits in other financial institutions	342,309	3,711,524	65,947
Federal funds sold	3,971,978	2,333,055	1,541,234
Cash and cash equivalents	13,319,978	15,449,727	11,373,891
Investment securities available for sale, at fair value	95,811,296	86,128,724	93,278,857
Investment securities held to maturity (fair value
2006 $729,960; 2005 $1,238,740; 2004 $1,761,894)	683,363	1,151,163	1,627,190
Federal Home Loan Bank stock, at cost	928,000	918,900	919,000
Maryland Financial Bank stock, at cost	100,000	100,000	100,000
Common stock in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Ground rents, at cost	219,100	235,700	235,700
Loans, less allowance for credit losses
2006 $1,839,094; 2005 $2,201,350; 2004 $2,411,894;	193,336,604	190,204,998	182,291,292
Premises and equipment, at cost, less accumulated depreciation	3,406,014	3,863,275	4,030,777
Accrued interest receivable on loans and investment securities	1,627,433	1,451,806	1,484,869
Deferred income tax benefits	292,131	264,139	-
Other real estate owned	50,000	50,000	50,000
Cash value of life insurance	6,892,455	5,681,802	5,483,681
Other assets	924,227	905,757	1,281,869

Total assets	$317,745,601	$306,560,991	$302,312,126

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$74,729,298	$79,313,921	$73,427,366
Interest-bearing	200,104,159	185,934,347	188,246,677
Total deposits	274,833,457	265,248,268	261,674,043
Short-term borrowings	545,349	622,050	541,672
Long-term borrowings	7,140,170	7,170,977	7,199,708
Junior subordinated debentures owed to unconsolidated
subsidiary trust	5,155,000	5,155,000	5,155,000
Dividends payable	366,580	339,005	287,938
Accrued interest payable on deposits	145,642	83,111	55,980
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518
Deferred income tax liabilities	-	-	330,583
Other liabilities	1,187,372	1,145,621	1,151,276
Total liabilities	289,545,088	279,935,550	276,567,718

Commitments and contingencies

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding 2006 2,484,633 shares;
2005 2,056,024 shares; 2004 2,041,033 shares;	2,484,633	2,056,024	2,041,033
Surplus	11,719,907	11,458,465	11,169,283
Retained earnings	14,312,496	13,341,097	11,773,915
Accumulated other comprehensive income (loss), net of tax (benefits)	(316,523)	(230,145)	760,177
Total stockholders' equity	28,200,513	26,625,441	25,744,408

Total liabilities and stockholders' equity	$317,745,601	$306,560,991	$302,312,126

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2006	2005	2004

Interest income on:
Loans, including fees	$11,830,676	$11,625,147	$11,203,896
U.S. Government agency securities	3,347,090	2,413,687	2,216,554
State and municipal securities	1,653,109	1,473,550	1,769,813
Corporate trust preferred securities	374,588	378,167	358,290
Federal funds sold	200,418	113,246	59,461
Other	249,315	93,765	53,113
Total interest income	17,655,196	16,097,562	15,661,127

Interest expense on:
Deposits	4,780,871	3,091,576	2,611,536
Short-term borrowings	80,994	65,906	56,938
Long-term borrowings	425,470	427,547	429,484
Junior subordinated debentures	546,430	546,430	546,703
Total interest expense	5,833,765	4,131,459	3,644,661

Net interest income	11,821,431	11,966,103	12,016,466

Provision for credit losses	62,000	(50,000)	340,000

Net interest income after provision for credit losses	11,759,431	12,016,103	11,676,466

Other income:
Service charges on deposit accounts	831,140	864,823	899,196
Other fees and commissions	1,026,144	948,580	859,539
Gains on investment securities, net	176,453	102,300	411,478
Income on life insurance	210,653	198,121	201,423
Total other income	2,244,390	2,113,824	2,371,636

Other expenses:
Salaries and wages	4,769,495	4,620,793	4,404,605
Employee benefits	1,748,294	1,788,453	1,891,244
Occupancy	850,843	793,903	684,242
Furniture and equipment	864,151	885,203	839,485
Other expenses	2,363,878	2,536,445	2,539,801
Total other expenses	10,596,661	10,624,797	10,359,377

Income before income taxes	3,407,160	3,505,130	3,688,725

Federal and state income tax expense	687,115	730,389	633,224

Net income	$2,720,045	$2,774,741	$3,055,501

Basic and diluted earnings per share of common stock	$1.10	$1.13	$1.25

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2006	2005	2004

Net income	$2,720,045	$2,774,741	$3,055,501

Other comprehensive loss, net of tax
Unrealized holding losses arising during the
period (net of deferred tax benefits 2006 $6,826;
2005 $583,598; 2004 $173,611)	(10,849)	(927,530)	(275,926)
Reclassification adjustment for gains included in net
income (net of deferred taxes 2006 $47,522;
2005 $39,508; 2004 $154,291)	(75,529)	(62,792)	(245,220)
Total other comprehensive loss	(86,378)	(990,322)	(521,146)

Comprehensive income	$2,633,667	$1,784,419	$2,534,355

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2006, 2005, and 2004
					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balances, December 31, 2003	1,689,281	$1,689,281	$10,861,986	$10,115,038	$1,281,323	$23,947,628

Net income	-	-	-	3,055,501	-	3,055,501
Cash dividends, $.43 per share	-	-	-	(1,059,357)	-	(1,059,357)
Dividends reinvested under dividend
reinvestment plan	10,796	10,796	221,159	-	-	231,955
Shares issued under employee stock
purchase plan	3,689	3,689	72,673	-	-	76,362
Stock split effected in form of 20%
stock dividend	337,267	337,267	-	(337,267)	-	-
Vested stock options, net	-	-	13,465	-	-	13,465
Other comprehensive loss, net of tax	-	-	-	-	(521,146)	(521,146)

Balances, December 31, 2004	2,041,033	2,041,033	11,169,283	11,773,915	760,177	25,744,408

Net income	-	-	-	2,774,741	-	2,774,741
Cash dividends, $.49 per share	-	-	-	(1,207,559)	-	(1,207,559)
Dividends reinvested under dividend
reinvestment plan	12,708	12,708	243,407	-	-	256,115
Shares issued under employee stock
purchase plan	2,283	2,283	38,584	-	-	40,867
Vested stock options, net	-	-	7,191	-	-	7,191
Other comprehensive loss, net of tax	-	-	-	-	(990,322)	(990,322)

Balances, December 31, 2005	2,056,024	2,056,024	11,458,465	13,341,097	(230,145)	26,625,441

Net income	-	-	-	2,720,045	-	2,720,045
Cash dividends, $.54 per share	-	-	-	(1,337,545)	-	(1,337,545)
Dividends reinvested under dividend
reinvestment plan	15,113	15,113	229,946	-	-	245,059
Shares issued under employee stock
purchase plan	2,395	2,395	31,496	-	-	33,891
Stock split effected in form of 20%
stock dividend	411,101	411,101	-	(411,101)	-	-
Other comprehensive loss, net of tax	-	-	-	-	(86,378)	(86,378)

Balances, December 31, 2006	2,484,633	$2,484,633	$11,719,907	$14,312,496	$(316,523)	$28,200,513

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2006	2005	2004

Cash flows from operating activities:
Net income	$2,720,045	$2,774,741	$3,055,501
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation, amortization, and accretion	571,741	761,402	828,444
Compensation expense from vested stock options, net	-	7,191	13,465
Provision for credit losses	62,000	(50,000)	340,000
Provision for unfunded commitments	-	50,000	-
Losses on other real estate owned	-	-	7,372
Deferred income taxes (benefits), net	26,357	28,383	(133,613)
Gains on disposals of assets, net	(175,634)	(100,866)	(409,211)
Income on investment in life insurance	(210,653)	(198,121)	(201,423)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(175,627)	33,063	91,049
Decrease in other assets	38,161	238,828	5,663
Increase (decrease) in accrued interest payable	62,531	27,131	(11,119)
Increase (decrease) in other liabilities	41,751	(5,655)	5,749

Net cash provided by operating activities	2,960,672	3,566,097	3,591,877

Cash flows from investing activities:
Maturities of held to maturity mortgage-backed securities	468,199	476,502	952,233
Maturities of other held to maturity investment securities	-	-	1,000,000
Maturities of available for sale mortgage-backed securities	9,331,430	7,810,035	6,984,287
Maturities of other available for sale investment securities	4,330,544	4,111,320	3,229,796
Sales of available for sale debt securities	22,431,078	16,951,413	18,345,056
Purchases of available for sale mortgage-backed securities	(25,365,231)	(12,488,670)	(18,214,141)
Purchases of other available for sale investment securities	(20,398,575)	(10,874,843)	(4,651,079)
(Purchase) sale of FHLB stock	(9,100)	100	(22,600)
Purchase of MFB stock	-	-	(100,000)
Purchase of life insurance contracts	(1,000,000)	-	(500,000)
Increase in loans, net	(3,193,606)	(7,863,706)	(9,697,733)
Purchases of premises and equipment	(131,821)	(378,774)	(417,426)

Net cash used by investing activities	(13,537,082)	(2,256,623)	(3,091,607)

Cash flows from financing activities:
(Decrease) increase in noninterest-bearing deposits, NOW
accounts, money market accounts, and savings accounts, net	(4,584,623)	5,886,555	3,778,548
Increase (decrease) in time deposits, net	14,169,812	(2,312,330)	987,260
(Decrease) increase in short-term borrowings	(76,701)	80,378	(6,060,248)
Repayments of long-term borrowings	(30,807)	(28,731)	(26,793)
Cash dividends paid	(1,309,970)	(1,156,492)	(1,008,357)
Common stock dividends reinvested	245,059	256,115	231,955
Issuance of common stock	33,891	40,867	76,362

Net cash provided (used) by financing activities	8,446,661	2,766,362	(2,021,273)

(Decrease) increase in cash and cash equivalents	(2,129,749)	4,075,836	(1,521,003)

Cash and cash equivalents, beginning of year	15,449,727	11,373,891	12,894,894

Cash and cash equivalents, end of year	$13,319,978	$15,449,727	$11,373,891

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2006	2005	2004

Supplementary Cash Flow Information:
Interest paid	$5,771,234	$4,104,328	$3,655,780
Income taxes paid	626,374	741,717	908,812
Total decrease in unrealized depreciation
on available for sale securities	(140,725)	(1,613,427)	(849,050)

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The Bank of Glen Burnie (the “Bank”) provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland, and is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain Federal and State of Maryland (the “State”) agencies and undergoes periodic examinations by those regulatory authorities. The accounting and financial reporting policies of the Bank conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the banking industry.

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of Glen Burnie Bancorp (“Bancorp” or the “Company”) and its subsidiaries, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate. Intercompany balances and transactions have been eliminated. The Parent Only financial statements (see Note 21) of the Company account for the subsidiaries using the equity method of accounting.

The Company determines whether is has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities, in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIE’s) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interest, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiary, Glen Burnie Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

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

The allowance for loan losses typically consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS No 5, Accounting for Contingencies, or SFAS No 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio. At December 31, 2006, there was no unallocated component of the allowance reflected in the allowance for credit losses.

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

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. No loans were converted to OREO in 2006, 2005, or 2004. The Bank financed no sales of OREO for 2006, 2005, or 2004.

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

Intangible Assets:

A core deposit intangible asset of $544,652, relating to a branch acquisition, has been amortized on the straight-line method over 10 years. Accumulated amortization totaled $544,652, $544,652, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

$503,802 at December 31, 2006, 2005, and 2004, respectively. Amortization expense totaled $0, $40,850, and $54,465 for the years ended December 2006, 2005, and 2004, respectively.

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. As of December 31, 2006, 2005, and 2004, certain loans existed which management considered impaired (See Note 4).

Income Taxes:

The provision for Federal and state income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

Temporary differences which give rise to deferred tax benefits relate principally to deferred compensation and benefit plans, allowance for credit losses, alternative minimum tax credits, net unrealized depreciation on investment securities available for sale, and reserve for unfunded commitments.

Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, accumulated securities discount accretion, and net unrealized appreciation on investment securities available for sale.

Credit Risk:

The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2006, the Bank had unsecured deposits and Federal funds sold with two separate financial institutions of approximately $4,073,000.

Cash and Cash Equivalents:

The Bank has included cash and due from banks, interest-bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

Accounting for Stock Options:

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments, for accounting and reporting for stock-based compensation plans. SFAS No. 123R defines a fair value at grant date based method of accounting for measuring compensation expense for stock-based plans to be recognized in the statement of income. For 2005 and 2004, the Company applied Accounting Principles Board Opinion (APB) No. 25 and related Interpretations for accounting and reporting for these plans. If compensation cost for these periods had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123R, there would be no change in reported net income for the years ending December 31, 2005 and 2004 (See Note 17).

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

Note 2. Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $5,530,000, $5,976,000, and $5,684,000 during the years ended December 31, 2006, 2005, and 2004, respectively.

Note 3. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$11,484,102	$6,250	$299,634	$11,190,718
State and municipal	36,127,782	429,062	179,207	36,377,637
Corporate trust preferred	3,079,958	372,316	-	3,452,274
Mortgage-backed	45,635,133	39,152	883,618	44,790,667

	$96,326,975	$846,780	$1,362,459	$95,811,296

Held to maturity:
State and municipal	$683,363	$46,597	$-	$729,960

	$683,363	$46,597	$-	$729,960

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$11,978,348	$-	$476,568	$11,501,780
State and municipal	29,593,236	634,992	228,381	29,999,847
Corporate trust preferred	4,976,388	475,487	-	5,451,875
Mortgage-backed	39,955,704	26,808	807,290	39,175,222

	$86,503,676	$1,137,287	$1,512,239	$86,128,724

Held to maturity:
State and municipal	$683,073	$63,670	$-	$746,743
Mortgage-backed	468,090	23,907	-	491,997

	$1,151,163	$87,577	$-	$1,238,740

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale:
U.S. Government agencies	$12,511,877	$93,242	$487,504	$12,117,615
State and municipal	35,956,838	1,237,281	88,450	37,105,669
Corporate trust preferred	5,008,127	459,840	-	5,467,967
Mortgage-backed	38,563,539	187,391	163,324	38,587,606

	$92,040,381	$1,977,754	$739,278	$93,278,857

Held to maturity:
State and municipal	$682,945	$71,933	$-	$754,878
Mortgage-backed	944,245	62,771	-	1,007,016

	$1,627,190	$134,704	$-	$1,761,894

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 are as follows:

Securities available for sale:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S.
Government agencies	$2,481,406	$13,759	$7,703,031	$285,875	$10,184,437	$299,634
State and Municipal	5,855,246	20,027	9,324,227	159,180	15,179,473	179,207
Mortgaged-backed	10,471,563	65,694	30,440,138	817,924	40,911,701	883,618

	$18,808,215	$99,480	$47,467,396	$1,262,979	$66,275,611	$1,362,459

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2006, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On December 31, 2006, the Bank held 83 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006, management believes the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Contractual maturities of investment securities at December 31, 2006, 2005, and 2004 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2006	Cost	Value	Cost	Value

Due within one year	$300,989	$298,897	$-	$-
Due over one to five years	10,355,087	10,221,909	-	-
Due over five to ten years	9,938,119	9,826,970	-	-
Due over ten years	30,097,647	30,672,853	683,363	729,960
Mortgage-backed, due in
monthly installments	45,635,133	44,790,667	-	-

	$96,326,975	$95,811,296	$683,363	$729,960

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2005	Cost	Value	Cost	Value

Due within one year	$500,000	$494,687	$-	$-
Due over one to five years	11,628,697	11,489,621	-	-
Due over five to ten years	12,395,207	12,265,866	-	-
Due over ten years	22,024,068	22,703,328	683,073	746,743
Mortgage-backed, due in
monthly installments	39,955,704	39,175,222	468,090	491,997

	$86,503,676	$86,128,724	$1,151,163	$1,238,740

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2004	Cost	Value	Cost	Value

Due within one year	$2,874,617	$2,893,275	$-	$-
Due over one to five years	7,894,560	8,011,579	-	-
Due over five to ten years	17,111,432	17,210,406	-	-
Due over ten years	25,596,233	26,575,991	682,945	754,878
Mortgage-backed, due in
monthly installments	38,563,539	38,587,606	944,245	1,007,016

	$92,040,381	$93,278,857	$1,627,190	$1,761,894

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

Proceeds from sales of available for sale securities prior to maturity totaled $22,431,078, $16,951,413, and $18,345,056 for the years ended December 31, 2006, 2005, and 2004, respectively. The Bank realized gains of $225,438 and losses of $48,985 on those sales for 2006. The Bank realized gains of $198,360 and losses of $96,060 on those sales for 2005. The Bank realized gains of $483,760 and losses of $72,282 on those sales for 2004. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax expense relating to net gains on sales of investment securities totaled $68,146, $39,509, and $158,913 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Bank has no derivative financial instruments required to be disclosed under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4. Loans

Major categories of loans are as follows:

	2006	2005	2004
Mortgage:
Residential	$68,340,050	$71,841,084	$71,038,619
Commercial	53,164,479	37,666,243	31,982,864
Construction and land development	1,609,132	1,402,203	2,080,178
Demand and time	5,077,680	5,932,460	5,617,982
Installment	67,726,942	76,385,365	74,902,306
	195,918,283	193,227,355	185,621,949
Unearned income on loans	(742,585)	(821,007)	(918,763)
	195,175,698	192,406,348	184,703,186
Allowance for credit losses	(1,839,094)	(2,201,350)	(2,411,894)

	$193,336,604	$190,204,998	$182,291,292

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $52,539,000, $60,510,000, and $55,703,000 of such loans at December 31, 2006, 2005, and 2004, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2006, 2005, and 2004, the amounts of such loans outstanding totaled $3,293,148, $1,970,926, and $1,443,878, respectively. During 2006, loan additions and repayments totaled $1,849,400 and $527,178, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The allowance for credit losses is as follows:

	2006	2005	2004

Balance, beginning of year	$2,201,350	$2,411,894	$2,246,395
Provision for credit losses	62,000	(50,000)	340,000
Recoveries	357,803	461,033	377,213
Loans charged off	(782,059)	(621,577)	(551,714)

Balance, end of year	$1,839,094	$2,201,350	$2,411,894

Loans on which the accrual of interest has been discontinued totaled $57,429, $185,430, and $598,162 at December 31, 2006, 2005, and 2004, respectively. Interest that would have been accrued under the terms of these loans totaled $10,658, $15,552, and $46,751 for the years ended December 31, 2006, 2005, and 2004, respectively. Loans past due 90 days or more and still accruing interest totaled $1,751, $3,500 and $6,964 at December 31, 2006, 2005 and 2004, respectively.

Information regarding loans classified by the Bank as impaired is summarized as follows:

	2006	2005	2004

Loans classified as impaired	$49,441	$185,930	$490,656
Allowance for credit losses on
impaired loans	35,423	93,054	116,160
Average balance of impaired loans	6,846	104,906	461,400

Following is a summary of cash receipts on impaired loans and how they were applied:

Cash receipts applied to reduce principal balance	$9,723	$14,054	$27,630
Cash receipts recognized as interest income	-	2,790	27,190

Total cash receipts	$9,723	$16,844	$54,820

No troubled debt restructurings transpired in 2006. All prior investments in troubled debt were performing under the terms of the modified agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2006	2005	2004

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	4,710,503	4,672,579	4,437,516
Equipment and fixtures	5-30 years	5,456,049	5,426,032	5,248,830
Construction in progress		26,088	122,652	298,480
		10,877,617	10,906,240	10,669,803
Accumulated depreciation		(7,471,603)	(7,042,965)	(6,639,026)

		$3,406,014	$3,863,275	$4,030,777

Construction in progress at December 31, 2006 relates primarily to a future branch site.

Depreciation expense totaled $450,278, $493,484, and $469,633 for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization of software and intangible assets totaled $97,954, $138,642, and $167,474 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Bank leases its South Crain Highway, Severna Park, and Linthicum branches. Minimum lease obligations under the South Crain Highway branch are $115,400 per year through September 2009, adjusted annually by the CPI. Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2007. Minimum lease obligations under the Linthicum branch are $92,700 per year through December 2014, adjusted annually on a pre-determined basis, with one ten year extension option. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $236,166, $200,596, and $125,198 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 6. Short-term borrowings

Short-term borrowings are as follows:

	2006	2005	2004

Notes payable - U.S. Treasury	$545,349	$622,050	$541,672

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Short-term borrowings (continued)

Notes payable to the U.S. Treasury represents Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. This arrangement is secured by investment securities with an amortized cost of approximately $1,000,000 at December 31, 2006, 2005, and 2004.

The Bank owned 9,280 shares of common stock of the FHLB at December 31, 2006. The Bank is required to maintain an investment of .2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 12% of the Bank’s total assets, or approximately $38,000,000 at December 31, 2006. Long-term advances totaled $7,000,000 under this credit arrangement at December 31, 2006 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings under this facility approximated $1,047,000, $1,482,000 and $3,605,000 for 2006, 2005, and 2004, respectively.

The Bank also has available $5,000,000 in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary. No outstanding borrowings existed under this credit arrangement at December 31, 2006, 2005, and 2004.

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2006	2005	2004

Federal Home Loan Bank of Atlanta,
convertible advance	$7,000,000	$7,000,000	$7,000,000
Mortgage payable-individual, interest at 7%,
payments of $3,483, including principal
and interest, due monthly through
October 2010, secured by real estate	140,170	170,977	199,708

	$7,140,170	$7,170,977	$7,199,708

The Federal Home Loan Bank of Atlanta convertible advance matures in September 2010, with interest at 5.84%, payable quarterly. The Federal Home Loan Bank of Atlanta has the option of converting the rate to a three-month LIBOR; however, if converted, the borrowing can be repaid without penalty. The proceeds of the convertible advance were used to purchase higher yielding investment securities.

At December 31, 2006, the scheduled maturities of long-term borrowings are approximately as follows:

2006

2007	$33,000
2008	35,000
2009	38,000
2010	7,034,000

$7,140,000

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

Despite the fact that Trust I is not included in the Company’s consolidated financial statements, the $5.0 million in trust preferred securities issued by the trust are included in the Tier 1 capital of the Bank for regulatory capital purposes as allowed by the Federal Reserve Board (the “Board”). In April 2005, the Board amended its risk-based capital standards for bank holding companies to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The Board also revised the quantitative limits applied to the aggregate amount of cumulative perpetual preferred stock, trust preferred securities, and minority interest in the equity accounts of most consolidated subsidiaries (collectively, restricted core capital elements) included in the Tier 1 capital of bank holding companies. The new quantitative limits become effective after a five-year transition period, ending March 31, 2009. In addition, the Board also revised the qualitative standards for capital instruments included in regulatory capital consistent with longstanding Board policies. The Board has adopted this final rule to address supervisory concerns, competitive equity considerations and changes in generally accepted accounting principles and to strengthen the definition of regulatory capital for bank holding companies. The Company does not expect that the quantitative limits will preclude it from including the $5.0 million in trust preferred securities in Tier 1 capital in the future.

Note 9. Deposits

Major classifications of interest-bearing deposits are as follows:

	2006	2005	2004

NOW and SuperNOW	$22,274,015	$25,391,363	$27,089,844
Money Market	15,341,221	16,746,954	20,208,804
Savings	50,234,238	55,220,132	57,664,694
Certificates of Deposit, $100,000 or more	22,380,391	16,758,682	16,556,548
Other time deposits	89,874,294	71,817,216	66,726,787

	$200,104,159	$185,934,347	$188,246,677

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits (continued)

Interest expense on deposits is as follows:

	2006	2005	2004

NOW and SuperNOW	$52,047	$39,315	$31,465
Money Market	106,264	105,166	84,385
Savings	222,018	241,845	236,550
Certificates of Deposit, $100,000 or more	859,707	490,436	424,710
Other time deposits	3,540,835	2,214,814	1,834,426

	$4,780,871	$3,091,576	$2,611,536

At December 31, 2006, the scheduled maturities of time deposits are approximately as follows:

2006

2007	$77,463,000
2008	11,710,000
2009	10,543,000
2010	7,207,000
2011	4,089,000
2012 and thereafter	1,243,000

$112,255,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2,308,000, $1,967,000, and $1,309,000 at December 31, 2006, 2005, and 2004, respectively.

The Bank had no brokered deposits at December 31, 2006, 2005, and 2004.

Note 10. Income Taxes

The components of income tax expense for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Current:
Federal	$493,052	$635,576	$660,981
State	167,706	66,430	105,856

Total current	660,758	702,006	766,837
Deferred income taxes (benefits):
Federal	25,655	18,967	(111,600)
State	702	9,416	(22,013)

Total deferred	26,357	28,383	(133,613)

Income tax expense	$687,115	$730,389	$633,224

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004

Income before income taxes	$3,407,160	$3,505,130	$3,688,725

Taxes computed at Federal income tax rate	$1,158,434	$1,191,745	$1,254,167
Increase (decrease) resulting from:
Tax-exempt income	(610,541)	(556,922)	(648,864)
State income taxes, net of Federal income
tax benefit	110,686	43,844	55,336
Other	28,536	51,722	(27,415)

Income tax expense	$687,115	$730,389	$633,224

The components of the net deferred income tax liabilities as of December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Deferred income tax benefits:
Accrued deferred compensation and benefit
plan obligations	$-	$32,876	$57,807
Allowance for credit losses	90,186	127,467	140,771
Alternative minimum tax credits	37,678	-	-
Net unrealized depreciation on investment
securities available for sale	199,155	144,806	-
Reserve for unfunded commitments	77,240	77,240	57,930
Total deferred income tax benefits	404,259	382,389	256,508

Deferred income tax liabilities:
Accumulated depreciation	42,991	109,270	76,244
Accumulated securities discount accretion	69,137	8,980	32,547
Net unrealized appreciation on investment
securities available for sale	-	-	478,300
Total deferred income tax liabilities	112,128	118,250	587,091

Net deferred income tax benefits (liabilities)	$292,131	$264,139	$(330,583)

Note 11. Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees. Contributions under this plan, made from an existing safe harbor accrual as a result of a prior termination of a defined benefit pension plan, totaled $182,581 for the year ended December 31, 2004. Beginning in 2004, the Bank is also accruing additional contributions under this plan. These additional contributions, included in employee benefit expense, totaled $200,005, $180,514 and $210,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Bank is also making additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of a defined benefit pension plan. These additional contributions, included in employee benefit expense,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Pension and Profit Sharing Plans (continued)

totaled $47,495, $40,769, and $60,182 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan, included in employee benefit expense, totaled $335,724, $343,729, and $357,138 for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 12. Post-Retirement Health Care Benefits

The Bank provides health care benefits to employees who retire at age 65 with five years of full time service immediately prior to retirement and two years of participation in the medical benefits plan. In 2001, the Bank amended the plan to include the current Board of Directors and their spouses and the spouses of current retirees. In the first quarter of 2002, the Bank again amended the plan so that all post-retirement healthcare benefits currently provided by the Bank to the above qualified participants terminated on December 31, 2006. The plan was funded only to the extent of the Bank’s monthly payments of insurance premiums, which totaled $50,483, $62,425, and $122,664 for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table sets forth the financial status of the plan at December 31, 2006, 2005, and 2004:

	2006	2005	2004
Accumulated post-retirement benefit obligation:
Retirees	$-	$63,489	$268,168
Unrecognized net gain (loss)	-	21,636	(118,489)

Accrued post-retirement benefit cost	$-	$85,125	$149,679

Net post-retirement benefit (income) expense for the years ended December 31, 2006, 2005, and 2004 includes the following:

	2006	2005	2004
Interest cost	$3,081	$7,685	$23,854
Amortization of net (gain) loss	(37,723)	(9,814)	40,896

Net post-retirement benefit (income) expense	$(34,642)	$(2,129)	$64,750

Assumptions used in the accounting for net post-retirement benefit expense were as follows:

	2006	2005	2004

Health care cost trend rate	5.0%	5.0%	5.0%
Discount rate	6.5%	6.5%	6.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Post-Retirement Health Care Benefits (continued)

If the assumed health cost trend rate were increased to 6% for 2006, 2005, and 2004, the total of the service and interest cost components of net periodic post-retirement health care benefit (income) cost would (decrease) increase by $0, ($35), and $220 to ($34,642), ($2,094), and $64,970 as of for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 13. Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies. Cash value totaled $6,892,455, $5,681,802, and $5,483,681 at December 31, 2006, 2005, and 2004, respectively. Income on their insurance investment totaled $210,653, $198,121, and $201,423 for 2006, 2005, and 2004, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees (See Note 15). Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 14. Other Operating Expenses

Other operating expenses include the following:

	2006	2005	2004

Professional services	$434,465	$465,905	$430,301
Stationery, printing and supplies	209,385	246,882	229,806
Postage and delivery	224,856	233,403	232,742
FDIC assessment	33,847	34,953	36,972
Directors fees and expenses	207,796	192,227	194,901
Marketing	232,258	240,177	220,899
Data processing	104,976	105,994	123,782
Correspondent bank services	89,924	87,784	81,668
Telephone	165,529	151,440	117,228
Liability insurance	81,508	96,832	94,370
Provision for unfunded commitments	-	50,000	-
Losses and expenses on real estate owned (OREO)	922	681	551
Other ATM expense	235,116	228,710	251,688
Other	343,296	401,457	524,893

	$2,363,878	$2,536,445	$2,539,801

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2006	2005	2004
Loan commitments:
Construction and land development	$482,000	$224,000	$3,150,000
Other mortgage loans	528,000	1,881,400	1,137,500

	$1,010,000	$2,105,400	$4,287,500
Unused lines of credit:
Home-equity lines	$6,410,947	$6,341,738	$6,297,160
Commercial lines	10,805,449	7,581,877	10,550,804
Unsecured consumer lines	809,802	866,091	836,377

	$18,026,198	$14,789,706	$17,684,341

Letters of credit:	$296,136	$343,320	$723,134

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies (continued)

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2006, the Bank has accrued $200,000 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 17. Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. Retained earnings from which dividends may not be paid without prior approval totaled approximately $9,367,000, $7,609,000, and $5,633,000 at December 31, 2006, 2005, and 2004, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. As determined under SFAS No. 123R utilizing the Black-Scholes option pricing model, management of the Company has not recorded any compensation expense for options issued during the year ended December 31, 2006, as there would be no material impact in the reported net income. As determined under APB No. 25, net compensation cost of $7,191, and $13,465 have been recognized in the accompanying consolidated financial statements in 2005 and 2004, respectively (See Note 1).

Employees who have completed one year of service are eligible to participate in the employee stock purchase plan. The number of shares of common stock granted under options will bear a uniform relationship to compensation. The plan allows employees to buy stock under options granted at 85% of the fair market value of the stock on the date of grant. Options are vested when granted and will expire no later than 27 months from the grant date or upon termination of employment. Activity under this plan is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

		Grant
	Shares	Price

Outstanding December 31, 2003	-

Granted on January 7, 2004, expiring December 15, 2004	9,533	$17.25
Exercised	(4,427)
Expired	(5,106)	$17.25

Outstanding December 31, 2004	-

Granted on April 13, 2005, expiring December 2, 2005	5,683	$14.92
Exercised	(2,740)
Expired	(2,943)	$14.92

Outstanding December 31, 2005	-

Granted on June 8, 2006, expiring December 11, 2006	4,755	$14.15
Exercised	(2,395)
Expired	(2,360)	$14.15

Outstanding December 31, 2006	-

At December 31, 2006, shares of common stock reserved for issuance under the plan totaled 41,050.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2006, 2005, and 2004, shares of common stock purchased under the plan totaled 15,113, 12,708, and 10,796, respectively. At December 31, 2006, shares of common stock reserved for issuance under the plan totaled 150,986.

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

There was no activity under this plan for the years ended December 31, 2006, 2005, and 2004.

At December 31, 2006, shares of common stock reserved for issuance under the plan totaled 261,599.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2006, 2005, and 2004, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

The Bank has been notified by its regulator that, as of its most recent regulatory examination, it is regarded as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

As discussed in Note 8, the capital securities held by the Glen Burnie Statutory Trust I qualifies as Tier I capital for the Company under Federal Reserve Board guidelines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

A comparison of capital as of December 31, 2006, 2005, and 2004 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total Capital
(to Risk Weighted Assets)
Company	$35,357,000	17.1%	$16,570,000	8.0%	N/A
Bank	35,240,000	17.0%	16,564,000	8.0%	$20,705,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	33,518,000	16.2%	8,281,000	4.0%	N/A
Bank	33,201,000	16.0%	8,285,000	4.0%	12,427,000	6.0%

Tier I Capital
(to Average Assets)
Company	33,518,000	10.3%	13,017,000	4.0%	N/A
Bank	33,201,000	10.2%	13,046,000	4.0%	16,307,000	5.0%

As of December 31, 2005
Total Capital
(to Risk Weighted Assets)
Company	$34,257,000	17.0%	$16,121,000	8.0%	N/A
Bank	33,868,000	16.8%	16,128,000	8.0%	$20,160,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	31,856,000	15.8%	8,065,000	4.0%	N/A
Bank	31,467,000	15.6%	8,068,000	4.0%	12,102,693	6.0%

Tier I Capital
(to Average Assets)
Company	31,856,000	10.2%	12,493,000	4.0%	N/A
Bank	31,467,000	10.1%	12,462,000	4.0%	15,578,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Total Capital
(to Risk Weighted Assets)
Company	$32,416,000	16.4%	$15,813,000	8.0%	N/A
Bank	32,004,000	16.2%	15,804,000	8.0%	$19,756,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	29,944,000	15.2%	7,880,000	4.0%	N/A
Bank	29,538,000	15.0%	7,877,000	4.0%	11,815,000	6.0%

Tier I Capital
(to Average Assets)
Company	29,944,000	9.9%	12,099,000	4.0%	N/A
Bank	29,538,000	9.7%	12,181,000	4.0%	15,226,000	5.0%

Note 18. Earnings Per Common Share

Earnings per common share are calculated as follows:

	2006	2005	2004
Basic:
Net income	$2,720,045	$2,774,741	$3,055,501
Weighted average common shares outstanding	2,472,803	2,456,723	2,442,944
Basic net income per share	$1.10	$1.13	$1.25

Diluted earnings per share calculations were not required for 2006, 2005, and 2004 as there were no options outstanding at December 31, 2006, 2005, and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Fair Values of Financial Instruments

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair value and the related carrying values of the Company’s financial instruments are as follows:

	2006		2005		2004
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$9,005,691	$9,005,691	$9,405,148	$9,405,148	$9,766,710	$9,766,710
Interest-bearing deposits in other financial institutions	342,309	342,309	3,711,524	3,711,524	65,947	65,947
Federal funds sold	3,971,978	3,971,978	2,333,055	2,333,055	1,541,234	1,541,234
Investment securities available for sale	95,811,296	95,811,296	86,128,724	86,128,724	93,278,857	93,278,857
Investment securities held to maturity	683,363	729,960	1,151,163	1,238,740	1,627,190	1,761,894
Federal Home Loan Bank Stock	928,000	928,000	918,900	918,900	919,000	919,000
Maryland Financial Bank Stock	100,000	100,000	100,000	100,000	100,000	100,000
Common stock-Statutory Trust I	155,000	155,000	155,000	155,000	155,000	155,000
Ground rents	219,100	219,100	235,700	235,700	235,700	235,700
Loans, less allowance for credit losses	193,336,604	192,492,000	190,204,998	190,206,000	182,291,292	180,500,000
Accrued interest receivable	1,627,433	1,627,433	1,451,806	1,451,806	1,484,869	1,484,869

Financial liabilities:
Deposits	274,833,457	273,033,000	265,248,268	264,846,000	261,674,043	261,826,000
Short-term borrowings	545,349	545,349	622,050	622,050	541,672	541,672
Long-term borrowings	7,140,170	7,151,651	7,170,977	7,533,950	7,199,708	8,388,328
Dividends payable	366,580	366,580	339,005	339,005	287,938	287,938
Accrued interest payable	145,642	145,642	83,111	83,111	55,980	55,980
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518	171,518	171,518	171,518
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155,000	5,155,000	5,155,000	5,155,000	5,155,000	5,155,000
Unrecognized financial instruments:
Commitments to extend credit	19,036,198	19,036,198	16,895,106	16,895,106	21,971,841	21,971,841
Standby letters of credit	296,136	296,136	343,320	343,320	723,134	723,134

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

Note 20. Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company feels that this pronouncement will not have a significant impact on the financial statements.

In March 2006, the FASB issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning January 1, 2007. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company feels that this pronouncement will not have a significant impact on the financial statements.

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Recently Issued Accounting Pronouncements (continued)

principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. The Company is currently reviewing this pronouncement.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company feels that this pronouncement will not have a significant impact on the financial statements at the current time.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, questions arose regarding whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.” An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006. Management has not yet completed its evaluation of the impact that EITF 06-5 will have.

In 2006, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the National Credit Union Administration (collectively, the agencies), have issued an interagency policy statement on the ALLL and supplemental FAQs. This issuance revises the 1993 policy statement on the ALLL previously issued by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of Thrift Supervision. The National Credit Union Administration has also joined in issuing the revised guidance.

The agencies believe an assessment of the appropriateness of the ALLL is critical to the safety and soundness of a financial institution. In light of ALLL-related developments since the policy statement was first adopted in 1993, the agencies have revised the previous policy to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The 1993 policy statement was originally issued to describe the responsibilities of the boards of directors, management and examiners of banks and savings associations regarding the ALLL; factors to be considered in the estimation of the ALLL; and the objectives and elements of an effective loan review system, including a sound credit grading system. The revised policy statement updates this guidance and also extends it to credit unions and their examiners.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Recently Issued Accounting Pronouncements (continued)

This revision reiterates key concepts and requirements included in existing ALLL supervisory guidance and GAAP. Because the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports, the agencies remind those institutions of their responsibility for developing, maintaining, and documenting a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. To fulfill this responsibility, each institution should ensure that controls are in place to determine consistently the ALLL in accordance with GAAP, the institution’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.

Consistent with longstanding supervisory guidance, institutions must maintain an ALLL at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Estimates of credit losses should reflect consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. Arriving at an appropriate allowance involves a high degree of management judgment and results in a range of estimated losses. Accordingly, prudent, conservative, but not excessive, loan loss allowances that represent management’s best estimate from within an acceptable range of estimated losses are appropriate.

Although the revised policy statement reiterates key concepts and requirements in GAAP and existing supervisory guidance on the ALLL, the agencies recognize that institutions may not have sufficient time to complete any enhancements needed to bring their ALLL processes and documentation into full compliance with the revised guidance for year-end 2006 reporting purposes. Nevertheless, these enhancements should be completed in the near term. Management of the Company feels that they are currently in material compliance with this newly revised policy and are reviewing the current ALLL methodology for necessary enhancements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2006	2005	2004

Assets

Cash	$441,919	$483,459	$453,685
Investment in The Bank of Glen Burnie	32,884,293	31,237,838	30,339,198
Investment in GBB Properties, Inc.	265,579	266,561	262,343
Investment in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Due from subsidiaries	26,820	22,888	20,765
Other assets	120,000	127,250	132,250

Total assets	$33,893,611	$32,292,996	$31,363,241

Liabilities and Stockholders’ Equity

Dividends payable	$366,580	$339,005	$287,938
Accrued interest payable on borrowed funds	171,518	171,518	171,518
Other liabilities	-	2,032	4,377
Borrowed funds from subsidiary	5,155,000	5,155,000	5,155,000
Total liabilities	5,693,098	5,667,555	5,618,833

Stockholders’ equity:
Common stock	2,484,633	2,056,024	2,041,033
Surplus	11,719,907	11,458,465	11,169,283
Retained earnings	14,312,496	13,341,097	11,773,915
Accumulated other comprehensive (loss),
income, net of (benefits) taxes	(316,523)	(230,145)	760,177
Total stockholders’ equity	28,200,513	26,625,441	25,744,408

Total liabilities and stockholders’ equity	$33,893,611	$32,292,996	$31,363,241

The borrowed funds from subsidiary balance represents the junior subordinated debt securities payable to the wholly-owned subsidiary trust that was deconsolidated as a result of applying the provisions of FIN 46. The Company continues to guarantee the capital securities issued by the trust, which totaled $5,000,000 at December 31, 2006. (See Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company Financial Information (continued)

Statements of Income

Years Ended December 31,	2006	2005	2004

Dividends and distributions from subsidiaries	$1,350,000	$1,245,000	$1,235,000
Other income	16,430	16,430	16,430
Interest expense on junior subordinated debentures	(546,430)	(546,430)	(546,703)
Other expenses	(59,453)	(50,397)	(54,826)
Income before income tax benefit and equity in undistributed net income of subsidiaries	760,547	664,603	649,901
Income tax benefit	227,647	224,149	225,965
Change in undistributed net income of subsidiaries	1,731,851	1,885,989	2,179,635

Net income	$2,720,045	$2,774,741	$3,055,501

Statements of Cash Flows

Years Ended December 31,	2006	2005	2004

Cash flows from operating activities:
Net income	$2,720,045	$2,774,741	$3,055,501
Adjustments to reconcile net income to net
cash provided by operating activities:
Decrease in other assets	7,250	5,000	4,932
(Increase) decrease in due from subsidiaries	(3,932)	(2,123)	5,893
Decrease in other liabilities	(2,032)	(2,345)	(1,859)
Change in undistributed net income of subsidiaries	(1,731,851)	(1,885,989)	(2,179,635)

Net cash provided by operating activities	989,480	889,284	884,832

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	245,059	256,115	231,955
Proceeds from issuance of common stock	33,891	40,867	76,362
Dividends paid	(1,309,970)	(1,156,492)	(1,008,357)

Net cash used in financing activities	(1,031,020)	(859,510)	(700,040)

(Decrease) increase in cash	(41,540)	29,774	184,792

Cash, beginning of year	483,459	453,685	268,893

Cash, end of year	$441,919	$483,459	$453,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2006
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,542	$4,492	$4,447	$4,174
Interest expense	1,609	1,538	1,480	1,206
Net interest income	2,933	2,954	2,967	2,968
Provision for credit losses	62	-	-	-
Net securities gains	106	70	-	-
Income before income taxes	903	912	844	748
Net income	609	772	713	626
Net income per share (basic and diluted)	$0.25	$0.31	$0.29	$0.25

2005
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,127	$4,094	$3,957	$3,920
Interest expense	1,133	1,080	989	930
Net interest income	2,994	3,014	2,968	2,990
Provision for credit losses	-	(50)	-	-
Net securities gains	28	26	45	3
Income before income taxes	909	935	819	842
Net income	671	742	674	688
Net income per share (basic and diluted)	$0.28	$0.30	$0.27	$0.28

2004
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,908	$4,065	$3,807	$3,881
Interest expense	894	928	885	938
Net interest income	3,014	3,137	2,922	2,943
Provision for credit losses	-	140	60	140
Net securities gains	102	41	39	230
Income before income taxes	921	973	883	912
Net income	840	769	706	741
Net income per share (basic and diluted)	$0.33	$0.32	$0.29	$0.31