Form 10-K/A
period 2006-12-31
GLEN BURNIE BANCORP
filed 2007-03-30
CIK 890066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐No ☒

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

The Registrant hereby amends Item 5 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Commission on March 9, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

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

Performance Graph

The following graph compares the cumulative total return on the Common Stock during the five years ended December 31, 2006 with that of a broad market index (Nasdaq Composite), and a peer group consisting of publicly traded Maryland, Virginia and District of Columbia commercial banks with total assets between $200 million and $500 million (“Peer Group”). The Peer Group is comprised of Benchmark Bankshares, Inc., BOE Financial Services of Virginia, Inc., Central Virginia Bankshares, Inc., First National Corporation, Millennium Bankshares Corporation, Shore Financial Corporation, Abigail Adams National Bancorp, Inc., and Carrollton Bancorp. The graph assumes $100 was invested on December 31, 2001 in the Common Stock and in each of the indices and assumes reinvestment of dividends. The following information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a later filing with the SEC.

Total Return Analysis
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Glen Burnie Bancorp	$100.00	$130.89	$227.22	$220.46	$199.44	$195.90
Peer Group	$100.00	$116.16	$159.09	$182.14	$166.73	$172.53
Nasdaq Composite	$100.00	$68.76	$103.68	$113.18	$115.57	$127.58
Source: Zacks Investment Research.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

GLEN BURNIE BANCORP

March 29, 2007	By: /s/ F. William Kuethe, Jr.
F. William Kuethe, Jr.
President and Chief Executive Officer