Form 10-Q
period 2007-03-31
GLEN BURNIE BANCORP
filed 2007-05-08
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At April 18, 2007, the number of shares outstanding of the registrant’s common stock was 2,487,561.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, March 31, 2007
	(unaudited) and December 31, 2006 (audited)	3

	Condensed Consolidated Statements of Income for the Three
	Months Ended March 31, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive
	Income (Loss) for the Three Months Ended March 31, 2007 and 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three
	Months Ended March 31, 2007 and 2006 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

Item 4.	Controls and Procedures	14

Part II - Other Information

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)	(audited)

Cash and due from banks	$8,632	$9,006
Interest-bearing deposits in other financial institutions	299	342
Federal funds sold	6,271	3,972
Cash and cash equivalents	15,202	13,320
Investment securities available for sale, at fair value	96,255	95,811
Investment securities held to maturity, at cost
(fair value March 31: $727; December 31: $730)	683	683
Federal Home Loan Bank stock, at cost	887	928
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(March 31: $1,804; December 31: $1,839)	194,050	193,337
Premises and equipment, at cost, less accumulated depreciation	3,329	3,406
Other real estate owned	50	50
Cash value of life insurance	6,959	6,892
Other assets	2,845	3,064

Total assets	$320,515	$317,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$278,153	$274,833
Short-term borrowings	272	545
Long-term borrowings	7,132	7,140
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,103	1,872
Total liabilities	291,815	289,545

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: March 31: 2,487,401shares;
December 31: 2,484,633 shares	2,487	2,485
Surplus	11,766	11,720
Retained earnings	14,620	14,312
Accumulated other comprehensive loss, net of tax benefits	(173)	(316)
Total stockholders’ equity	28,700	28,201

Total liabilities and stockholders’ equity	$320,515	$317,746

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income on:
Loans, including fees	$3,171	$2,936
U.S. Treasury and U.S. Government agency securities	702	662
State and municipal securities	388	342
Other	148	234
Total interest income	4,409	4,174

Interest expense on:
Deposits	1,271	962
Short-term borrowings	4	2
Long-term borrowings	105	105
Junior subordinated debentures	137	137
Total interest expense	1,517	1,206

Net interest income	2,892	2,968

Provision for credit losses	30	-

Net interest income after provision for credit losses	2,862	2,968

Other income:
Service charges on deposit accounts	193	197
Other fees and commissions	207	231
Other non-interest income	3	5
Income on life insurance	67	45
Gains on investment securities	1	-
Total other income	471	478

Other expenses:
Salaries and employee benefits	1,599	1,645
Occupancy	232	207
Other expenses	787	846
Total other expenses	2,618	2,698

Income before income taxes	715	748

Income tax expense	109	122

Net income	$606	$626

Basic and diluted earnings per share of common stock	$0.24	$0.25

Weighted average shares of common stock outstanding	2,484,893	2,467,436

Dividends declared per share of common stock	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net income	$606	$626

Other comprehensive income (loss) , net of tax

Unrealized gains (losses) securities:

Unrealized holding gains (losses) arising
during the period	144	(674)

Reclassification adjustment for gains
included in net income	(1)	-

Comprehensive income (loss)	$749	$(48)

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$606	$626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	145	263
Provision for credit losses	30	-
Gains on disposals of assets, net	(1)	-
Income on investment in life insurance	(67)	(45)
Changes in assets and liabilities:
Decrease in other assets	101	100
Decrease in other liabilities	(652)	(581)

Net cash provided by operating activities	162	363

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	1,719	2,181
Proceeds from maturities and sales of other investment securities	781	1,000
Purchases of investment securities	(2,720)	(23,383)
Sales (purchases) of Federal Home Loan Bank stock	41	(9)
(Increase) decrease in loans, net	(743)	5,562
Purchases of premises and equipment	(30)	(38)

Net cash used by investing activities	(952)	(14,687)

Cash flows from financing activities:
Increase in deposits, net	3,320	27,576
Decrease in short-term borrowings	(273)	(443)
Repayment of long-term borrowings	(8)	(8)
Dividends paid	(415)	(397)
Common stock dividends reinvested	48	57

Net cash provided by financing activities	2,672	26,785

Increase in cash and cash equivalents	1,882	12,461

Cash and cash equivalents, beginning of year	13,320	15,450

Cash and cash equivalents, end of period	$15,202	$27,911

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2007 and 2006.

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

	Three Months Ended
	March 31,
	2007	2006
Basic and diluted:
Net income	$606,000	$626,000
Weighted average common shares outstanding	2,484,893	2,467,436
Basic and dilutive net income per share	$0.24	$0.25

Diluted earnings per share calculations were not required for the three months ended March 31, 2007 and 2006, since there were no options outstanding.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS will be applied prospectively and is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115 which is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the fiscal year that begins on or after November 15, 2007, provided that the Company also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management is currently evaluating the impact of adopting this Statement on the Company’s financial statements for future periods.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net interest income before provision for credit losses, for the first quarter, was $2,968,000 in 2006 compared to $2,892,000 in 2007, a 2.56% decrease. Interest income for the quarter grew from $4,174,000 in 2006 to $4,409,000 in 2007, a 5.63% increase. Total interest expense for the quarter increased from $1,206,000 in 2006 to $1,517,000 in 2007, a 25.79% increase. The Company realized consolidated net income of $606,000 for the first quarter of 2007 compared to $626,000 for the first quarter of 2006, a 3.20% decrease.

Net interest income is affected by the mix of loans in the Bank’s loan portfolio. Currently a majority of the Bank’s loans are mortgage and construction loans secured by real estate and indirect automobile loans secured by automobiles. While mortgage and construction loans secured by real estate produce higher yields than automobile loans, all of these types of loans are made at interest rates lower than unsecured loans. While the Bank’s loan volume increased in 2004 and 2005, this loan mix produced lower yields on the Company’s interest-earning assets. Meanwhile, market forces resulted in higher rates of interest being paid by the Bank on deposits and borrowings used to fund income producing assets resulting in a decline in net interest income for 2005.

In January of 2006, the Bank initiated a plan to increase net interest income by reducing its portfolio of lower yielding loans, acquiring additional deposits, expanding its customer base and increasing the Bank’s higher yielding commercial loan portfolio. As part of this plan, the Bank attracted additional deposits by temporarily offering a 15-month certificate of deposit with an above market rate which resulted in over $27 million in additional deposits. These additional funds were invested in marketable securities and overnight deposits making them readily available to fund loans. The Bank also hired a new commercial loan officer to increase its ability to reach this market segment. In accordance with this plan, the Bank successfully increased its higher yield commercial loans resulting in increased loan volume and yield on commercial mortgages, although the commercial loan volume increase was less than anticipated. Over the same period, yields on new indirect automobile loans increased as outstanding lower interest indirect loans matured. As a result, the Bank earned higher yields on its interest earning assets. However, market forces required us to pay higher rates of interest than anticipated on deposits overall and on borrowings used to fund income producing assets, thereby mitigating the successes of the Bank’s plan and resulting in an overall decline in net interest income for 2006 and the first quarter of 2007.

The Bank is currently developing programs to significantly increase its portfolio of commercial mortgage loans to offset the higher rates paid on deposits, and is repricing its interest rates on certificates of deposit which currently pay above market rates. Management anticipates that these steps will improve net interest margins in future periods.

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

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $606,000 ($0.24 basic and diluted earnings per share) for the first quarter of 2007, compared to first quarter 2006 consolidated net income of $626,000 ($0.25 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to increases in deposit expense and provision for loan losses, partially offset by increases in loan income and decreases in salaries and other expenses.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2007 was $2,892,000, compared to $2,968,000 for the same period in 2006, a decrease of $76,000 (2.56%) for the three month period.

Interest income increased $235,000 (5.63%) for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to increases in income on loans, including fees.

Interest expense increased $311,000 (25.79%) for the three months ended March 31, 2007, compared to the same 2006 period. Interest expense increased for the three month period ended March 31, 2007, primarily attributable to increases in interest rates on certificates of deposit and individual retirement accounts combined with increasing balances of interest bearing deposits.

Net interest margins for the three months ended March 31, 2007 was 4.47%, compared to tax equivalent net interest margins of 4.57% for the three months ended March 31, 2006.

Provision for Credit Losses. The Company made a provision for credit losses of $30,000 during the three month period ended March 31, 2007 and no provision for credit losses during the three months ended March 31, 2006. As of March 31, 2007, the allowance for credit losses equaled 929.90% of non-accrual and past due loans compared to 3,116.95% at December 31, 2006 and 2,963.01% at March 31, 2006. During the three month period ended March 31, 2007, the Company recorded net charge-offs of $65,000, compared to a net charge-off of $38,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2007 period represent 0.13 % of the average loan portfolio.

Other Income. Other income decreased from $478,000 for the three month period ended March 31, 2006, to $471,000 for the corresponding 2007 period, a $7,000 (1.47%) decrease. The decrease for the three month period was primarily due to a decrease in other fees and commissions partially offset by an increase in income on life insurance.

Other Expenses. Other expenses decreased from $2,698,000 for the three month period ended March 31, 2006, to $2,618,000 for the corresponding 2007 period, a $80,000 (2.97%) decrease. The decrease for the three month period was primarily due to a decrease in other operating expenses and salaries and employee benefits, partially offset by an increase in occupancy costs.

Income Taxes. During the three months ended March 31, 2007, the Company recorded income tax expense of $109,000, compared to income tax expense of $122,000, for the corresponding period of the prior year. The Company’s effective tax rate for the three month period in 2007 was 15.25%, compared to 16.31% for the prior year period. The decrease in the effective tax rate for the three months was due to increases in income on tax exempt securities and bank owned life insurance (BOLI).

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the first quarter of 2007, comprehensive income, net of tax, totaled $749,000, compared to the March 31, 2006 total of ($48,000). The increase for the first quarter, from the prior year, is due primarily to the increase in unrealized gains on available for sale securities.

FINANCIAL CONDITION

General. The Company’s assets increased to $320,515,000 at March 31, 2007 from $317,746,000 at December 31, 2006, primarily due to an increase in federal funds sold, investment securities and loans, partially offset by a decrease in cash and cash equivalents and other assets. The Bank’s net loans totaled $194,050,000 at March 31, 2007, compared to $193,337,000 at December 31, 2006, an increase of $713,000 (0.37%), primarily attributable to an increase in mortgage and mortgage loan participations purchased, partially offset by a decrease in demand loans.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $96,938,000 at March 31, 2007, a $444,000 (0.46%) increase from $96,494,000 at December 31, 2006. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2007, totaled $15,202,000, an increase of $1,882,000 (14.13%) from the December 31, 2006 total of $13,320,000. The aggregate market value of investment securities held by the Bank as of March 31, 2007 was $96,982,000 compared to $96,541,000 as of December 31, 2006, a $441,000 (0.46%) increase.

Deposits as of March 31, 2007 totaled $278,153,000, which is an increase of $3,320,000 (1.21%) from $274,833,000 at December 31, 2006. Demand deposits as of March 31, 2007 totaled $76,613,000, which is an increase of $1,884,000 (2.52%) from $74,729,000 at December 31, 2006. NOW accounts as of March 31, 2007 totaled $22,822,000, which is an increase of $548,000 (2.46%) from $22,274,000 at December 31, 2006. Money market accounts as of March 31, 2007 totaled $16,218,000, which is an increase of $877,000 (5.72%), from $15,341,000 at December 31, 2006. Savings deposits as of March 31, 2007 totaled $51,574,000, which is an increase of $1,340,000 (2.67%) from $50,234,000 at December 31, 2006. Certificates of deposit over $100,000 totaled $21,993,000 on March 31, 2007, which is a decrease of $387,000 (1.73%) from $22,380,000 at December 31, 2006. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $88,933,000 on March 31, 2007, which is a $941,000 (1.05%) decrease from the $89,874,000 total at December 31, 2006.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At March 31,	At December 31,
	2007	2006
	(Dollars in Thousands)

Restructured loans	$1,133	$-

Non-accrual loans:
Real-estate - mortgage:
Residential	$11	$3
Commercial	-	-
Real-estate - construction	-	-
Installment	51	46
Credit card and related	-	-
Commercial	128	8

Total non-accrual loans	190	57

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	1	2
Commercial	-	-
Real-estate - construction	3	-
Installment	-	-
Credit card and related	-	-
Commercial	-	-
Other	-	-

Total accruing loans past due 90 days or more	4	2

Total non-accrual loans and past due loans	$194	$59

Non-accrual and past due loans to gross loans	0.10%	0.03%

Allowance for credit losses to non-accrual and past due loans	929.90%	3,116.95%

At March 31, 2007, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $7,828 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)

Beginning balance	$1,839	$2,201

Charge-offs	(126)	(144)
Recoveries	61	106
Net charge-offs	(65)	(38)
Provisions charged to operations	30	-

Ending balance	$1,804	$2,163

Average loans	$193,925	$187,658

Net charge-offs to average loans (annualized)	0.13%	0.08%

Reserve for Unfunded Commitments. As of March 31, 2007, the Bank had outstanding commitments totaling $19,819,516. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2007.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2007.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$8,931
Federal funds and overnight deposits	6,271	-	-	-	6,271
Securities	-	299	10,536	86,103	96,938
Loans	10,996	11,326	80,080	91,648	194,050
Fixed assets	-	-	-	-	3,329
Other assets	-	-	-	-	10,996

Total assets	$17,267	$11,625	$90,616	$177,751	$320,515

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$76,613
NOW accounts	22,822	-	-	-	22,822
Money market deposit accounts	16,218	-	-	-	16,218
Savings accounts	51,574	-	-	-	51,574
IRA accounts	7,220	6,542	14,977	2,018	30,757
Certificates of deposit	30,306	30,899	18,898	66	80,169
Short-term borrowings	272	-	-	-	272
Long-term borrowings	8	25	7,099	-	7,132
Other liabilities	-	-	-	-	1,103
Junior subordinated debenture	-	-	5,155	-	5,155
Stockholders’ equity:	-	-	-	-	28,700

Total liabilities and
stockholders' equity	$128,420	$37,466	$46,129	$2,084	$320,515

GAP	$(111,153)	$(25,841)	$44,487	$175,667
Cumulative GAP	$(111,153)	$(136,994)	$(92,507)	$83,160
Cumulative GAP as a % of total assets	-34.68%	-42.74%	-28.86%	25.95%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2007, totaled $15,202,000, an increase of $1,882,000 (14.13%) from the December 31, 2006 total of $13,320,000.

As of March 31, 2007, the Bank was permitted to draw on a $38,400,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of March 31, 2007, a $7.0 million long-term convertible advance was outstanding. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it did not have an outstanding balance at March 31, 2007. Furthermore, as of March 31, 2007, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity increased $499,000 (1.77%) during the three months ended March 31 , 2007, due mainly to a decrease in accumulated other comprehensive loss, net of tax benefits, offset partially by increases in all the other items. The Company’s accumulated other comprehensive loss, net of tax benefits decreased by $143,000 (45.25%) from ($316,000) at December 31, 2006 to ($173,000) at March 31, 2007, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $308,000 (2.16%) as the result of the Company’s earnings for the three months, offset by dividends. In addition, $48,634 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2007, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.50%, a Tier 1 risk-based capital ratio of 16.06% and a total risk-based capital ratio of 17.02%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated May 8, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 8, 2007	By:	/s/ F. William Kuethe, Jr.
F. William Kuethe, Jr.
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer