Form 10-Q
period 2007-06-30
GLEN BURNIE BANCORP
filed 2007-08-08
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

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
Yes ☐ No ☒

At July 13, 2007, the number of shares outstanding of the registrant’s common stock was 2,490,231.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)	(audited)

Cash and due from banks	$11,369	$9,006
Interest-bearing deposits in other financial institutions	44	342
Federal funds sold	2,710	3,972
Cash and cash equivalents	14,123	13,320
Investment securities available for sale, at fair value	83,843	95,811
Investment securities held to maturity, at cost
(fair value June 30: $719; December 31: $730	684	683
Federal Home Loan Bank stock, at cost	1,044	928
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(June 30: $1,760; December 31: $1,839)	195,496	193,337
Premises and equipment, at cost, less accumulated depreciation	3,259	3,406
Other real estate owned	50	50
Cash value of life insurance	7,025	6,892
Other assets	3,709	3,064

Total assets	$309,488	$317,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$263,957	$274,833
Short-term borrowings	3,769	545
Long-term borrowings	7,124	7,140
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,478	1,872
Total liabilities	281,483	289,545

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: June 30: 2,489,591 shares;
December 31: 2,484,633 shares	2,490	2,485
Surplus	11,808	11,720
Retained earnings	15,012	14,312
Accumulated other comprehensive loss, net of tax benefits	(1,305)	(316)
Total stockholders’ equity	28,005	28,201

Total liabilities and stockholders’ equity	$309,488	$317,746

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income on:
Loans, including fees	$3,251	$2,873	$6,422	$5,809
U.S. Treasury and U.S. Government agency securities	691	882	1,393	1,544
State and municipal securities	388	430	776	772
Other	135	262	283	496
Total interest income	4,465	4,447	8,874	8,621

Interest expense on:
Deposits	1,234	1,232	2,505	2,194
Short-term borrowings	31	4	35	6
Long-term borrowings	106	108	211	213
Junior subordinated debentures	136	136	273	273
Total interest expense	1,507	1,480	3,024	2,686

Net interest income	2,958	2,967	5,850	5,935

Provision for credit losses	20	-	50	-

Net interest income after provision for credit losses	2,938	2,967	5,800	5,935

Other income:
Service charges on deposit accounts	206	214	399	411
Other fees and commissions	234	253	441	484
Other non-interest income	6	3	9	8
Income on life insurance	65	60	132	105
Gains on investment securities	4	-	5	-
Total other income	515	530	986	1,008

Other expenses:
Salaries and employee benefits	1,569	1,653	3,168	3,298
Occupancy	217	210	449	417
Other expenses	794	790	1,581	1,636
Total other expenses	2,580	2,653	5,198	5,351

Income before income taxes	873	844	1,588	1,592

Income tax expense	182	131	291	253

Net income	$691	$713	$1,297	$1,339

Basic and diluted earnings per share of common stock	$0.28	$0.29	$0.52	$0.54

Weighted average shares of common stock outstanding	2,487,639	2,470,931	2,486,278	2,469,184

Dividends declared per share of common stock	$0.12	$0.12	$0.24	$0.24

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$691	$713	$1,297	$1,339

Other comprehensive (loss) income, net of tax

Unrealized gains (losses) securities:

Unrealized holding losses arising
during the period	(1,130)	(1,030)	(980)	(1,704)

Reclassification adjustment for gains
included in net income	(2)	-	(9)	-

Comprehensive (loss) income	$(441)	$(317)	$308	$(365)

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,297	$1,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	268	567
Provision for credit losses	50	-
Gains on disposals of assets, net	(5)	-
Income on investment in life insurance	(133)	(105)
Changes in assets and liabilities:
Decrease in other assets	(77)	(283)
Decrease in other liabilities	(281)	(194)

Net cash provided by operating activities	1,119	1,324

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	5,113	3,552
Proceeds from maturities and sales of other investment securities	8,365	2,000
Purchases of investment securities	(3,120)	(41,410)
Purchases of Federal Home Loan Bank stock	(116)	(9)
(Increase) decrease in loans, net	(2,209)	6,921
Purchases of premises and equipment	(64)	(44)

Net cash provided (used) by investing activities	7,969	(28,990)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(10,876)	26,598
Increase (decrease) in short-term borrowings, net	3,224	(406)
Repayment of long-term borrowings	(16)	(15)
Dividends paid	(710)	(692)
Common stock dividends reinvested	93	113

Net cash provided (used) by financing activities	(8,285)	25,598

Increase (decrease) in cash and cash equivalents	803	(2,068)

Cash and cash equivalents, beginning of year	13,320	15,450

Cash and cash equivalents, end of period	$14,123	$13,382

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2007 and 2006.

Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic and diluted:
Net income	$691,000	$713,000	$1,297,000	$1,339,000
Weighted average common shares outstanding	2,487,639	2,470,931	2,486,278	2,469,184
Dilutive effect of stock options	-	184	-	92
Average common shares outstanding - diluted	2,487,639	2,471,115	2,486,278	2,469,276
Basic and dilutive net income per share	$0.28	$0.29	$0.52	$0.54

Diluted earnings per share calculations were not required for the three and six months ended June 30, 2007, since there were no options outstanding.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net interest income before provision for credit losses, for the second quarter, was $2,967,000 in 2006 compared to $2,958,000 in 2007, a 0.30% decrease. Interest income for the second quarter grew from $4,447,000 in 2006 to $4,465,000 in 2007, a 0.40% increase. Total interest expense for the quarter increased from $1,480,000 in 2006 to $1,507,000 in 2007, a 1.82% increase. The Company realized consolidated net income of $691,000 for the second quarter of 2007 compared to $713,000 for the second quarter of 2006, a 3.08% decrease. Year-to-date net interest income before provision for credit losses was $5,935,000 in 2006 compared to $5,850,000 in 2007, a 1.43% decrease. Interest income year-to-date grew from $8,621,000 in 2006 to $8,874,000 in 2007, a 2.93% increase. Total interest expense increased from $2,686,000 in 2006 to $3,024,000 in 2007, a 12.58% increase. The Company realized consolidated net income of $1,297,000 for the first six months of 2007 compared to $1,339,000 for the first six months of 2006, a 3.14% decrease.

Net interest income is affected by the mix of loans in the Bank’s loan portfolio. Currently a majority of the Bank’s loans are mortgage and construction loans secured by real estate and indirect automobile loans secured by automobiles. While mortgage and construction loans secured by real estate produce higher yields than automobile loans, all of these types of loans are made at interest rates lower than unsecured loans. While the Bank’s loan volume increased in 2004 and 2005, this loan mix produced lower yields on the Company’s interest-earning assets. Meanwhile, market forces resulted in higher rates of interest being paid by the Bank on deposits and borrowings used to fund income producing assets resulting in a decline in net interest income for 2005. In January of 2006, the Bank initiated a plan to increase net interest income by reducing its portfolio of lower yielding loans, acquiring additional deposits, expanding its customer base and increasing the Bank’s higher yielding commercial loan portfolio. As part of this plan, the Bank attracted additional deposits by temporarily offering a 15-month certificate of deposit with an above market rate which resulted in over $27 million in additional deposits. These additional funds were invested in marketable securities and overnight deposits making them readily available to fund loans. The Bank also hired a new commercial loan officer to increase its ability to reach this market segment. In accordance with this plan, the Bank successfully increased its higher yield commercial loans resulting in increased loan volume and yield on commercial mortgages, although the commercial loan volume increase was less than anticipated. Over the same period, yields on new indirect automobile loans increased as outstanding lower interest indirect loans matured. As a result, the Bank earned higher yields on its interest earning assets. However, market forces required us to pay higher rates of interest than anticipated on deposits overall and on borrowings used to fund income producing assets, thereby mitigating the successes of the Bank’s plan and resulting in an overall decline in net interest income for 2006 and the first six months of 2007.

The Bank has developed programs to significantly increase its portfolio of commercial mortgage loans to offset the higher rates paid on deposits. In addition, the Bank has reduced its portfolio of above market rate 15-month certificates of deposit which the Bank had attracted in its promotion that began in January 2006. These steps resulted in improvements in the Bank’s net interest margins and in improvements in the Bank’s overall financial results and condition from the first quarter of 2007, and management anticipates that these steps will continue to improve net interest margins in future periods.  The Bank funded these deposit outflows and the increase in loans through the sale of investment securities and short-term overnight borrowings.

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

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $691,000 ($0.28 basic and diluted earnings per share) for the second quarter of 2007, compared to the second quarter 2006 consolidated net income of $713,000 ($0.29 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to increases in short term borrowings expense and provision for loan losses, partially offset by decreases in salaries. Year-to-date consolidated net income of $1,297,000 ($0.52 basic and diluted earnings per share) for the six months ended June 30, 2007, compared to the six months ended June 30, 2006 consolidated net income of $1,339,000 ($0.54 basic and diluted earnings per share). The decrease in consolidated net income was primarily due to an increase in interest expense and provisions for loan losses, partially offset by an increase in interest income and decreases in salaries and employee benefits and other expenses for the period.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2007 was $2,958,000 and $5,850,000, respectively, compared to $2,967,000 and $5,935,000 for the same period in 2006, a decrease of $9,000 (0.30%) for the three month period and a decrease of $85,000 (1.43%) for the six month period.

Interest income increased $18,000 (0.40%) and $253,000 (2.93%) for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to an increase in loan income because of an increase in the average loan balance, partially offset by decreases in the other categories.

Interest expense increased $27,000 (1.82%) and $338,000 (12.58%) for the three and six months ended June 30, 2007, compared to the same 2006 periods. Interest expense increased for the six month period ended June 30, 2007, primarily attributable to increases in interest rates on certificates of deposit and individual retirement accounts and an increase in short term borrowings. The increase in interest expense for the three month period ended June 30, 2007 was due to short term borrowings.

Net interest margins for the three and six months ended June 30, 2007 were 4.43% and 4.44%, compared to tax equivalent net interest margins of 4.24% and 4.35% for the three and six months ended June 30, 2006.

Provision for Credit Losses. The Company made a provision for credit losses of $20,000 and $50,000 during the three and six month periods ended June 30, 2007 and no provision for credit losses during the three and six month periods ended June 30, 2006. As of June 30, 2007, the allowance for credit losses equaled 926.32% of non-accrual and past due loans compared to 3,116.95% at December 31, 2006 and 708.86% at June 30, 2006. During the three and six month periods ended June 30, 2007, the Company recorded net charge-offs of $64,000 and $129,000, compared to net charge-offs of $1,000 and $39,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2007 period represent 0.13% of the average loan portfolio.

Other Income. Other income decreased from $530,000 for the three month period ended June 30, 2006, to $515,000 for the corresponding 2007 period, a $15,000 (2.83%) decrease. For the six month period, other income decreased to $986,000 at June 30, 2007 from $1,008,000 at June 30, 2006, a $22,000 (2.18%) decrease. The decrease for the three and six month periods were primarily due to a decrease in other fees and commissions and gains on investment securities. The six month period decrease was partially offset by an increase in income on life insurance.

Other Expenses. Other expenses decreased from $2,653,000 for the three month period ended June 30, 2006, to $2,580,000 for the corresponding 2007 period, an $73,000 (2.75%) decrease. For the six month period, other expenses decreased from $5,351,000 at June 30, 2006 to $5,198,000 at June 30, 2007, a $153,000 (2.94%) decrease. The decrease for the three month period was primarily due to a decrease in salaries and employee benefits. The decrease for the six month period was primarily due to a decrease in salaries and employee benefits and a decline in various operating expenses.

Income Taxes. During the three and six months ended June 30, 2007, the Company recorded income tax expense of $182,000 and $291,000, respectively, compared to income tax expense of $131,000 and $253,000, for the corresponding periods of the prior year. The Company’s effective tax rate for the three and six month periods in 2007 were 20.85% and 18.32%, respectively, compared to 15.52% and 15.89%, respectively for the prior year periods. The increase in the effective tax rate for the three month period was due to decreases in income on tax exempt securities and increased income on loans. The increase in the effective tax rate for the six month period was due to decreases in income on state tax exempt agency securities and increased income on loans.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the second quarter of 2007, comprehensive income (loss), net of tax, totaled ($441,000), compared to the June 30, 2006 total of ($317,000). Year-to-date comprehensive income (loss), net of tax, totaled $308,000, as of June 30, 2007, compared to the June 30, 2006 total of ($365,000). The decrease for the second quarter, from the prior year, is due primarily to the increase in unrealized losses on available for sale securities, while the increase for the year-to-date, from the prior year, was due to a decrease in unrealized losses on available for sale securities.

FINANCIAL CONDITION

General. The Company’s assets decreased to $309,488,000 at June 30, 2007 from $317,746,000 at December 31, 2006, primarily due to the decrease in investment securities referred to above (see “Overview”) used to fund the Bank’s increase in loans and the Bank’s deposit outflow resulting from the reduction in portfolio of above market rate 15-month certificates of deposit which the Bank had previously attracted in its promotion that began in January 2006. This decrease in investment securities was partially offset by an increase in cash and cash equivalents and other assets. The Bank’s net loans totaled $195,496,000 at June 30, 2007, compared to $193,337,000 at December 31, 2006, an increase of $2,159,000 (1.12%), primarily attributable to an increase in refinanced mortgages and mortgage participations purchased, partially offset by a decrease in demand loans and purchase money mortgages. Management believes that these steps resulted in improvements in the Bank’s net interest margins and in improvements in the Bank’s overall financial results and condition from the first quarter of 2007, and management anticipates that these steps will continue to improve net interest margins in future periods.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $84,527,000 at June 30, 2007, an $11,967,000 (12.40%) decrease from $96,494,000 at December 31, 2006. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2007, totaled $14,123,000, an increase of $803,000 (6.03%) from the December 31, 2006 total of $13,320,000. The aggregate market value of investment securities held by the Bank as of June 30, 2007 was $84,562,000 compared to $96,541,000 as of December 31, 2006, a $11,979,000 (12.41%) decrease.

Deposits as of June 30, 2007 totaled $263,957,000, which is a decrease of $10,876,000 (3.96%) from $274,833,000 at December 31, 2006. Demand deposits as of June 30, 2007 totaled $75,156,000, which is an increase of $427,000 (0.57%) from $74,729,000 at December 31, 2006. NOW accounts as of June 30, 2007 totaled $22,084,000, which is a decrease of $190,000 (0.85%) from $22,274,000 at December 31, 2006. Money market accounts as of June 30, 2007 totaled $16,669,000, which is an increase of $1,328,000 (8.66%), from $15,341,000 at December 31, 2006. Savings deposits as of June 30, 2007 totaled $52,006,000, which is an increase of $1,772,000 (3.53%) from $50,234,000 at December 31, 2006. Certificates of deposit over $100,000 totaled $19,330,000 on June 30, 2007, which is a decrease of $3,050,000 (13.63%) from $22,380,000 at December 31, 2006. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $78,712,000 on June 30, 2007, which is an $11,162,000 (12.42%) decrease from the $89,874,000 total at December 31, 2006.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At June 30,	At December 31,
	2007	2006
	(Dollars in Thousands)
Restructured loans	$1,055	$-

Non-accrual loans:
Real-estate - mortgage:
Residential	$-	$3
Commercial	-	-
Real-estate - construction	-	-
Installment	58	46
Credit card and related	-	-
Commercial	128	8

Total non-accrual loans	186	57

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	-	2
Commercial	-	-
Real-estate - construction	4	-
Installment	-	-
Credit card and related	-	-
Commercial	-	-
Other	-	-

Total accruing loans past due 90 days or more	4	2

Total non-accrual loans and past due loans	$190	$59

Non-accrual and past due loans to gross loans	0.10%	0.03%

Allowance for credit losses to non-accrual and past due loans	926.32%	3,116.95%

At June 30, 2007, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $0 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2007 and 2006 were as follows:
	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Beginning balance	$1,839	$2,201

Charge-offs	(305)	(219)
Recoveries	176	180
Net charge-offs	(129)	(39)
Provisions charged to operations	50	-

Ending balance	$1,760	$2,162

Average loans	$194,121	$185,093

Net charge-offs to average loans (annualized)	0.13%	0.04%

Reserve for Unfunded Commitments. As of June 30, 2007, the Bank had outstanding commitments totaling $25,703,548. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2007.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2007.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$11,413
Federal funds and overnight deposits	2,710	-	-	-	2,710
Securities	299	-	9,613	74,615	84,527
Loans	9,812	12,206	79,000	94,478	195,496
Fixed assets	-	-	-	-	3,259
Other assets	-	-	-	-	12,083

Total assets	$12,821	$12,206	$88,613	$169,093	$309,488

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$75,156
NOW accounts	22,084	-	-	-	22,084
Money market deposit accounts	16,669	-	-	-	16,669
Savings accounts	52,006	-	-	-	52,006
IRA accounts	3,636	5,609	17,531	2,391	29,167
Certificates of deposit	18,056	21,033	29,267	519	68,875
Short-term borrowings	3,769	-	-	-	3,769
Long-term borrowings	8	26	7,090	-	7,124
Other liabilities	-	-	-	-	1,478
Junior subordinated debenture	-	-	5,155	-	5,155
Stockholders’ equity:	-	-	-	-	28,005

Total liabilities and
stockholders' equity	$116,228	$26,668	$59,043	$2,910	$309,488

GAP	$(103,407)	$(14,462)	$29,570	$166,183
Cumulative GAP	$(103,407)	$(117,869)	$(88,299)	$77,884
Cumulative GAP as a % of total assets	-33.41%	-38.09%	-28.53%	25.17%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2007, totaled $14,123,000, an increase of $803,000 (6.03%) from the December 31, 2006 total of $13,320,000.

As of June 30, 2007, the Bank was permitted to draw on a $37,100,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of June 30, 2007, a $7.0 million long-term convertible advance was outstanding. A short term advance of $3.5 million from FHLB of Atlanta was outstanding at June 30, 2007. This advance was used to fund the 15 month certificate of deposits that were maturing in the second quarter and not being renewed. In addition the Bank has an unsecured line of credit in the amount of $5.0 million from another commercial bank on which it did not have an outstanding balance at June 30, 2007. Furthermore, as of June 30, 2007, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity decreased $196,000 (0.70%) during the six months ended June 30, 2007, due mainly to an increase in accumulated other comprehensive loss, net of tax benefits, offset by increases in all the other items. The Company’s accumulated other comprehensive loss, net of tax benefits increased by $989,000 (312.97%) from ($316,000) at December 31, 2006 to ($1,305,000) at June 30, 2007, as a result of a decrease in the market value of securities classified as available for sale. Retained earnings increased by $700,000 (4.89%) as the result of the Company’s earnings for the six months, offset by dividends. In addition, $93,755 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2007, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.81%, a Tier 1 risk-based capital ratio of 16.23% and a total risk-based capital ratio of 17.16%.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2007, the Company held its Annual Meeting of Stockholders. The matters submitted to the stockholders for a vote were: (i) the election of four directors; and (ii) the authorization of the Board of Directors to accept the selection of the Audit Committee of an outside auditing firm for the Company’s fiscal year ending December 31, 2007. The nominees submitted for election as directors were F. William Kuethe, Jr., Thomas Clocker, William N. Scherer, Sr., and Karen B. Thorwarth.

At the Meeting, at least 1,857,192 shares were voted in favor of each nominee, no more than 310,236 shares were voted to withhold approval of any director. As a result, all of the nominees were elected to serve as directors for a term of three years each and until their successors are duly elected and qualified. Directors not up for re-election and continuing in office after the Meeting are: John E. Demyan, F. W. Kuethe, III, Charles Lynch, Jr., Shirley E. Boyer, Norman Harrison, Michael Livingston, Edward Maddox and Mary Lou Wilcox.

At the Meeting, the Company was authorized to select an outside auditing firm, with 2,101,410 shares voting in favor of the measure, 63,003 shares voting against authorization, and 3,015 shares abstaining.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Press Release dated August 8, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: August 8, 2007	By:	/s/ F. William Kuethe, Jr.
F. William Kuethe, Jr. President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter Chief Financial Officer