Form 10-Q
period 2007-09-30
GLEN BURNIE BANCORP
filed 2007-10-30
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

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
Yes ☐ No ☒

At October 17, 2007, the number of shares outstanding of the registrant’s common stock was 2,493,435

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$8,516	$9,006
Interest-bearing deposits in other financial institutions	28	342
Federal funds sold	51	3,972
Cash and cash equivalents	8,595	13,320
Investment securities available for sale, at fair value	76,434	95,811
Investment securities held to maturity, at cost (fair value Septmber 30: $723; December 31: $730	684	683
Federal Home Loan Bank stock, at cost	1,044	928
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses (September 30: $1,667; December 31: $1,839)	206,942	193,337
Premises and equipment, at cost, less accumulated depreciation	3,156	3,406
Other real estate owned	50	50
Cash value of life insurance	7,091	6,892
Other assets	3,056	3,064

Total assets	$307,307	$317,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$259,461	$274,833
Federal funds purchased	815	-
Short-term borrowings	3,982	545
Long-term borrowings	7,116	7,140
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,560	1,872
Total liabilities	278,089	289,545

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: September 30: 2,493,465 shares; December 31: 2,484,633 shares	2,493	2,485
Surplus	11,852	11,720
Retained earnings	15,499	14,312
Accumulated other comprehensive loss, net of tax benefits	(626)	(316)
Total stockholders’ equity	29,218	28,201

Total liabilities and stockholders’ equity	$307,307	$317,746

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income on:
Loans, including fees	$3,411	$2,917	$9,833	$8,726
U.S. Treasury and U.S. Government agency securities	604	930	1,997	2,474
State and municipal securities	338	457	1,114	1,229
Other	123	188	406	684
Total interest income	4,476	4,492	13,350	13,113

Interest expense on:
Deposits	1,146	1,291	3,651	3,485
Short-term borrowings	52	4	87	10
Long-term borrowings	106	106	317	319
Junior subordinated debentures	137	137	410	410
Total interest expense	1,441	1,538	4,465	4,224

Net interest income	3,035	2,954	8,885	8,889

Provision for credit losses	-	-	50	-

Net interest income after provision for credit losses	3,035	2,954	8,835	8,889

Other income:
Service charges on deposit accounts	205	210	604	621
Other fees and commissions	249	272	690	756
Other non-interest income	4	6	13	14
Income on life insurance	66	52	198	157
Gains on investment securities	115	70	120	70
Total other income	639	610	1,625	1,618

Other expenses:
Salaries and employee benefits	1,575	1,658	4,743	4,956
Occupancy	221	221	670	638
Other expenses	829	773	2,410	2,409
Total other expenses	2,625	2,652	7,823	8,003

Income before income taxes	1,049	912	2,637	2,504

Income tax expense	264	140	555	393

Net income	$785	$772	$2,082	$2,111

Basic and diluted earnings per share of common stock	$0.32	$0.31	$0.84	$0.85

Weighted average shares of common stock outstanding	2,490,411	2,474,313	2,487,655	2,470,894

Dividends declared per share of common stock	$0.12	$0.12	$0.36	$0.36

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$785	$772	$2,082	$2,111

Other comprehensive (loss) income, net of tax

Unrealized gains (losses) securities:

Unrealized holding gains (losses) arising during the period	749	1,787	(230)	74

Reclassification adjustment for gains included in net income	(70)	(43)	(80)	(34)

Comprehensive income	$1,464	$2,516	$1,772	$2,151

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,082	$2,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	338	693
Provision for credit losses	50	-
Gains on disposals of assets, net	(120)	(70)
Income on investment in life insurance	(199)	(157)
Changes in assets and liabilities:
Decrease (increase) in other assets	149	(292)
Decrease in other liabilities	(202)	(33)

Net cash provided by operating activities	2,098	2,252

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	8,857	5,886
Proceeds from maturities and sales of other investment securities	15,500	9,819
Purchases of investment securities	(5,310)	(45,434)
Purchases of Federal Home Loan Bank stock	(116)	(9)
(Increase) decrease in loans, net	(13,655)	9,528
Purchases of premises and equipment	(90)	(88)

Net cash provided (used) by investing activities	5,186	(20,298)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(15,372)	14,675
Increase in federal funds purchased, net	815	-
Increase in short-term borrowings, net	3,437	75
Repayment of long-term borrowings	(24)	(23)
Dividends paid	(1,005)	(985)
Issuance of common stock	4	6
Common stock dividends reinvested	136	165

Net cash (used) provided by financing activities	(12,009)	13,913

Decrease in cash and cash equivalents	(4,725)	(4,133)

Cash and cash equivalents, beginning of year	13,320	15,450

Cash and cash equivalents, end of period	$8,595	$11,317

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2007 and 2006.

Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic and diluted:
Net income	$785,000	$772,000	$2,082,000	$2,111,000
Weighted average common shares outstanding	2,490,411	2,474,313	2,487,655	2,470,894
Dilutive effect of stock options	237	722	64	298
Average common shares outstanding - diluted	2,490,648	2,475,035	2,487,719	2,471,192
Basic and dilutive net income per share	$0.32	$0.31	$0.84	$0.85

NOTE 3 - EMPLOYEE STOCK PURCHASE BENEFIT PLANS

The Company has an employee stock purchase compensation plan. During the third quarter of 2007, the Board of Directors granted 3,126 options under this plan at $14.02 per share, exercisable for a period of four months and expiring December 10, 2007, of which 336 options have been exercised as of September 30, 2007. Management of the Company has not recorded any compensation expense relating to these options as there would be no material impact in reported net income, as determined under 123(R).

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

OVERVIEW

Net interest income before provision for credit losses, for the third quarter, was $2,954,000 in 2006 compared to $3,035,000 in 2007, a 2.74% increase. Interest income for the third quarter decreased from $4,492,000 in 2006 to $4,476,000 in 2007, a 0.36% decrease. Total interest expense for the quarter decreased from $1,538,000 in 2006 to $1,441,000 in 2007, a 6.31% decrease. The Company realized consolidated net income of $785,000 for the third quarter of 2007 compared to $772,000 for the third quarter of 2006, a 1.68% increase. Year-to-date net interest income before provision for credit losses was $8,889,000 in 2006 compared to $8,885,000 in 2007, a 0.05% decrease. Interest income year-to-date grew from $13,113,000 in 2006 to $13,350,000 in 2007, a 1.81% increase. Total interest expense increased from $4,224,000 in 2006 to $4,465,000 in 2007, a 5.71% increase. The Company realized consolidated net income of $2,082,000 for the first nine months of 2007 compared to $2,111,000 for the first nine months of 2006, a 1.37% decrease.

Net interest income is affected by the mix of loans in the Bank’s loan portfolio and the rates of interest paid on deposits. As previously discussed, the Bank had initiated steps to increase net interest margins. Certain of these steps resulted in a reduction in the Bank’s portfolio of above market rate 15 month certificates of deposit and a reduction in the rates of interest paid on other certificates of deposit, and, as a result, total interest expense for the third quarter of 2007 declined by $97,000 as compared to the third quarter of 2006. At the same time, the Bank increased its higher yield commercial loans (primarily commercial loans secured by real estate) and indirect automobile loans resulting in increased loan volume and yields.

The Bank funded these deposit outflows and the increase in loans through the sale of investment securities, which provide lower yields than commercial loans, and short-term overnight borrowings. The Bank’s investment securities portfolio and federal funds sold declined by approximately $23 million as of September 30, 2007 from December 31, 2006, and the Bank’s short-term overnight borrowings increased by approximately $4 million as of September 30, 2007 from December 31, 2006. Total deposits declined by approximately $15 million as of September 30, 2007 from December 31, 2006, and total loans increased by approximately $14 million as of September 30, 2007 from December 31, 2006. As a result of the overall decrease in the Bank’s interest earning assets, interest income for the third quarter of 2007 declined by $16,000 from the third quarter of 2006. While interest income declined for third quarter of 2007, the Bank’s yield earned improved as a result of the movement from lower yielding investment securities into more profitable loans.

As a result of these actions, the Bank has improved its cash flows and yields on earning assets, and the third quarter net interest margin has improved by $81,000 from 2006 to 2007. Management anticipates that these steps will continue to improve net interest margins in future periods.

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

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $785,000 ($0.32 basic and diluted earnings per share) for the third quarter of 2007, compared to the third quarter 2006 consolidated net income of $772,000 ($0.31 basic and diluted earnings per share). The increase in consolidated net income for the three month period was due to increases in interest on loans, gains on investment securities, decreases in deposit expense resulting from the reduction in above market rate on the 15 month certificates of deposit and decreases in salaries and employee benefits partially offset by increases in other expenses and income tax expense. Year-to-date consolidated net income of $2,082,000 ($0.84 basic and diluted earnings per share) for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 consolidated net income of $2,111,000 ($0.85 basic and diluted earnings per share). The decrease in consolidated net income was primarily due to an increase in interest expense, other occupancy expense and provisions for loan losses, partially offset by an increase in interest income and decreases in salaries and employee benefits and other expenses for the period.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2007 was $3,035,000 and $8,885,000, respectively, compared to $2,954,000 and $8,889,000 for the same period in 2006, an increase of $81,000 (2.74%) for the three month period and a decrease of $4,000 (0.05%) for the nine month period.

Interest income decreased $16,000 (0.36%) and increased $237,000 (1.81%) for the respective three and nine month periods ended September 30, 2007, compared to the same periods in 2006, primarily due to an increase in loan income because of an increase in the average loan balance, offset by decreases in the other interest income categories for the three month period and an increase in loan income offset by lesser decreases in the other interest income categories for the nine month period.

Interest expense decreased $97,000 (6.31%) and increased $241,000 (5.71%) for the three and nine months ended September 30, 2007, compared to the same 2006 periods. The decrease in interest expense for the three month period ended September 30, 2007 was due to a decrease in deposit expense partially offset by an increase in short term borrowings. Interest expense increased for the nine month period ended September 30, 2007, primarily attributable to increases in interest rates on certificates of deposit and individual retirement accounts and an increase in short term borrowings.

Net interest margins for the three and nine months ended September 30, 2007 were 4.53% and 4.43%, compared to tax equivalent net interest margins of 4.30% and 4.32% for the three and nine months ended September 30, 2006.

Provision for Credit Losses. The Company made a provision for credit losses of $0 and $50,000 during the three and nine month periods ended September 30, 2007 and no provision for credit losses during the three and nine month periods ended September 30, 2006. As of September 30, 2007, the allowance for credit losses equaled 240.20% of non-accrual and past due loans compared to 3,116.95% at December 31, 2006 and 1,491.94% at September 30, 2006. During the three and nine month periods ended September 30, 2007, the Company recorded net charge-offs of $93,000 and $222,000, compared to net charge-offs of $312,000 and $351,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2007 period represent 0.15% of the average loan portfolio.

Other Income. Other income increased from $610,000 for the three month period ended September 30, 2006, to $639,000 for the corresponding 2007 period, a $29,000 (4.75%) increase. For the nine month period, other income increased to $1,625,000 at September 30, 2007 from $1,618,000 at September 30, 2006, a $7,000 (0.43%) increase. The increase for the three and nine month periods were primarily due to gains on investment securities and income on life insurance partially offset by a decrease in other fees and commissions. Included in the gains on investment securities was a $120,000 gain on the redemption of a trust preferred security held in the investment portfolio.

Other Expenses. Other expenses decreased from $2,652,000 for the three month period ended September 30, 2006, to $2,625,000 for the corresponding 2007 period, a $27,000 (1.02%) decrease. For the nine month period, other expenses decreased from $8,003,000 at September 30, 2006 to $7,823,000 at September 30, 2007, an $180,000 (2.25%) decrease. The decrease for the three month period was primarily due to a decrease in salaries and employee benefits, partially offset by an increase in other expenses. The decrease for the nine month period was primarily due to a decrease in salaries and employee benefits, partially offset by an increase in occupancy expense.

Income Taxes. During the three and nine months ended September 30, 2007, the Company recorded income tax expense of $264,000 and $555,000, respectively, compared to income tax expense of $140,000 and $393,000, for the corresponding periods of the prior year. The Company’s effective tax rate for the three and nine month periods in 2007 were 25.2% and 21.0%, respectively, compared to 15.4% and 15.7%, respectively for the prior year periods. The increase in the effective tax rate for the three and nine month periods were due to decreases in income on tax exempt securities and increased income on loans.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the third quarter of 2007, comprehensive income, net of tax, totaled $1,464,000, compared to the September 30, 2006 total of $2,516,000. Year-to-date comprehensive income, net of tax, totaled $1,772,000, as of September 30, 2007, compared to the September 30, 2006 total of $2,151,000. The decrease for the three and nine month periods are due primarily to the increase in unrealized losses on available for sale securities.

FINANCIAL CONDITION

General. The Company’s assets decreased to $307,307,000 at September 30, 2007 from $317,746,000 at December 31, 2006, primarily due to a decrease in federal funds sold and in investment securities referred to above (see “Overview”) used to fund the Bank’s increase in loans and the Bank’s deposit outflow resulting from the reduction in portfolio of above market rate 15-month certificates of deposit which the Bank had previously attracted in its promotion that began in January 2006. This decrease in investment securities was partially offset by an increase in loans and the cash value of life insurance. The Bank’s net loans totaled $206,942,000 at September 30, 2007, compared to $193,337,000 at December 31, 2006, an increase of $13,605,000 (7.04%), primarily attributable to an increase in refinanced mortgages, commercial construction, mortgage participations purchased, and secured personal and business installment loans. Management believes that these steps resulted in improvements in the Bank’s net interest margins and in improvements in the Bank’s overall financial results and condition during the first nine months of 2007, and management anticipates that these steps will continue to improve net interest margins in future periods.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $77,118,000 at September 30, 2007, a $19,376,000 (20.08%) decrease from $96,494,000 at December 31, 2006. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2007, totaled $8,595,000, a decrease of $4,725,000 (35.47%) from the December 31, 2006 total of $13,320,000. The aggregate market value of investment securities held by the Bank as of September 30, 2007 was $77,157,000 compared to $96,541,000 as of December 31, 2006, a $19,384,000 (20.08%) decrease.

Deposits as of September 30, 2007 totaled $259,461,000, which is a decrease of $15,372,000 (5.59%) from $274,833,000 at December 31, 2006. Demand deposits as of September 30, 2007 totaled $73,542,000, which is a decrease of $1,187,000 (1.59%) from $74,729,000 at December 31, 2006. NOW accounts as of September 30, 2007 totaled $22,786,000, which is an increase of $512,000 (2.30%) from $22,274,000 at December 31, 2006. Money market accounts as of September 30, 2007 totaled $15,884,000, which is an increase of $543,000 (3.54%), from $15,341,000 at December 31, 2006. Savings deposits as of September 30, 2007 totaled $48,856,000, which is a decrease of $1,378,000 (2.74%) from $50,234,000 at December 31, 2006.  Certificates of deposit over $100,000 totaled $19,829,000 on September 30, 2007, which is a decrease of $2,551,000 (11.40%) from $22,380,000 at December 31, 2006. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $78,564,000 on September 30, 2007, which is an $11,310,000 (12.59%) decrease from the $89,874,000 total at December 31, 2006.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At September 30, 2007	At December 31, 2006
	(Dollars in Thousands)
Restructured loans	$1,055	$-

Non-accrual loans:
Real-estate - mortgage:
Residential	$-	$3
Commercial	-	-
Real-estate - construction	-	-
Installment	49	46
Credit card and related	-	-
Commercial	-	8

Total non-accrual loans	49	57

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	510	2
Commercial	-	-
Real-estate - construction	7	-
Installment	-	-
Credit card and related	-	-
Commercial	128	-
Other	-	-

Total accruing loans past due 90 days or more	645	2

Total non-accrual loans and past due loans	$694	$59

Non-accrual and past due loans to gross loans	0.33%	0.03%

Allowance for credit losses to non-accrual and past due loans	240.20%	3,116.95%

At September 30, 2007, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $0 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Beginning balance	$1,839	$2,201

Charge-offs	(457)	(583)
Recoveries	235	232
Net charge-offs	(222)	(351)
Provisions charged to operations	50	-

Ending balance	$1,667	$1,850

Average loans	$195,852	$183,783

Net charge-offs to average loans (annualized)	0.15%	0.25%

Reserve for Unfunded Commitments. As of September 30, 2007, the Bank had outstanding commitments totaling $27,429,669. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2007.

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

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2007.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$8,516
Federal funds and overnight deposits	79	-	-	-	79
Securities	-	493	9,030	67,595	77,118
Loans	12,115	12,015	76,003	106,809	206,942
Fixed assets	-	-	-	-	3,156
Other assets	-	-	-	-	11,496

Total assets	$12,194	$12,508	$85,033	$174,404	$307,307

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$73,542
NOW accounts	22,786	-	-	-	22,786
Money market deposit accounts	15,884	-	-	-	15,884
Savings accounts	48,856	-	-	-	48,856
IRA accounts	1,676	8,834	16,156	2,222	28,888
Certificates of deposit	14,313	29,001	26,044	147	69,505
Federal funds purchased	815	-	-	-	815
Short-term borrowings	3,982	-	-	-	3,982
Long-term borrowings	8	26	7,082	-	7,116
Other liabilities	-	-	-	-	1,560
Junior subordinated debenture	-	-	5,155	-	5,155
Stockholders’ equity:	-	-	-	-	29,218
Total liabilities and
stockholders' equity	$108,320	$37,861	$54,437	$2,369	$307,307

GAP	$(96,126)	$(25,353)	$30,596	$172,035
Cumulative GAP	$(96,126)	$(121,479)	$(90,883)	$81,152
Cumulative GAP as a % of total assets	-31.28%	-39.53%	-29.57%	26.41%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2007, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change in Net Interest Income	-2.2%	0.1%	-1.3%	-3.1%
% Change in Economic Value of Equity	-5.0%	0.8%	-5.1%	-11.0%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2007, totaled $8,595,000, a decrease of $4,725,000 (35.47%) from the December 31, 2006 total of $13,320,000.

As of September 30, 2007, the Bank was permitted to draw on a $42,780,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of September 30, 2007, a $7.0 million long-term convertible advance was outstanding. A short term advance of $3.5 million from FHLB of Atlanta was outstanding at September 30, 2007. This advance was used to fund the 15 month certificate of deposits that were maturing in the second quarter and not being renewed. In addition the Bank has an unsecured federal funds line of credit in the amount of $7.0 million from another commercial bank, which increased $2.0 million during the third quarter, of which $815,000 was outstanding at September 30, 2007. These funds were used for short term liquidity needs. Furthermore, as of September 30, 2007, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity increased $1,017,000 (3.60%) during the nine months ended September 30, 2007, due mainly to an increase in accumulated other comprehensive loss, net of tax benefits, offset by increases in all the other items. The Company’s accumulated other comprehensive loss, net of tax benefits increased by $310,000 (98.10%) from ($316,000) at December 31, 2006 to ($626,000) at September 30, 2007, as a result of a decrease in the market value of securities classified as available for sale. Retained earnings increased by $1,187,000 (8.29%) as the result of the Company’s earnings for the nine months, offset by dividends. In addition, $136,524 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2007, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 11.20%, a Tier 1 risk-based capital ratio of 15.93% and a total risk-based capital ratio of 16.80%.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Press Release dated October 29, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: October 29, 2007	By:	/s/ F. William Kuethe, Jr.
F. William Kuethe, Jr. President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter Chief Financial Officer