Form 10-K
period 2007-12-31
GLEN BURNIE BANCORP
filed 2008-03-14
CIK 890066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007 was $34,966,147.

The number of shares of common stock outstanding as of January 29, 2008 was 2,998,028.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2007 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.   BUSINESS

General

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Glen Burnie (South Crain location), Odenton, Riviera Beach, Crownsville, Severn, Linthicum and Severna Park, Maryland. The Bank also maintains two remote Automated Teller Machine (“ATM”) locations in Ferndale and Pasadena, Maryland. The Bank maintains a website at www.thebankofglenburnie.com. The Bank is the oldest independent commercial bank in Anne Arundel County. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank also originates automobile loans through arrangements with local automobile dealers. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

The Company’s total loan portfolio increased during the 2007, 2006, 2005, 2004, and 2003 fiscal years. In 2007, the increases were due to residential and commercial mortgages and construction, offset by a decrease in indirect lending and mortgage participations purchased and an increase in mortgage participations sold. In 2006, the increases were primarily due to an increase in commercial mortgages (due to an increase in participations), offset by decreases in residential mortgages and indirect automobile loans. In 2005, the increases were primarily due to an increase in commercial and industrial mortgages and indirect automobile loans. In 2003 and 2004, the increases in loans were primarily due to increases in residential mortgages. The commercial mortgage portfolio declined in 2003 as a result of softening loan demand and increased competition from large financial institutions. From 2003 to 2004, the residential mortgage portfolio achieved steady increases due to a strong housing market environment.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2007		2006		2005		2004		2003
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$76,781	37.98%	$68,341	34.88%	$71,841	37.17%	$71,039	38.27%	$64,471	36.62%
Commercial	47,843	23.66	53,164	27.13	37,666	19.50	31,983	17.23	28,525	16.20
Construction and land development	5,876	2.91	1,609	0.83	1,402	0.73	2,080	1.12	3,112	1.77

Consumer:
Installment	17,087	8.45	15,044	7.67	15,748	8.15	19,019	10.25	19,767	11.23
Credit card	143	0.07	144	0.08	128	0.07	180	0.10	175	0.10
Indirect automobile	49,260	24.37	52,539	26.81	60,510	31.31	55,703	30.00	53,883	30.61
Commercial	5,184	2.56	5,077	2.60	5,932	3.07	5,618	3.03	6,113	3.47
Gross loans	202,174	100.00%	195,918	100.00%	193,227	100.00%	185,622	100.00%	176,046	100.00%
Unearned income on loans	(816)		(743)		(821)		(919)		(981)
Gross loans net of unearned income	201,357		195,175		192,406		184,703		175,065
Allowance for credit losses	(1,604)		(1,839)		(2,201)		(2,412)		(2,246)
Loans, net	$199,753		$193,336		$190,205		$182,291		$172,819

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2007. Demand loans and loans which have no stated maturity, are treated as due in one year or less. At December 31, 2007, the Bank had $23,356,106 in loans due after one year with variable rates and $153,419,843 in such loans with fixed rates.

	Due Within One Year	Due Over One To Five Years	Due Over Five Years	Total
		(In Thousands)
Real Estate - mortgage:
Residential	$4,843	$3,138	$68,800	$76,781
Commercial	10,010	20,667	17,166	47,843
Construction and land development	1,299	1,712	2,865	5,876
Installment	1,227	10,971	4,889	17,087
Credit Card	143	-	-	143
Indirect automobile	1,265	40,693	7,302	49,260
Commercial	5,177	7	-	5,184
	$23,964	$77,188	$101,022	$202,174

Real Estate Lending. The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates, while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans are generally originated on a variable rate basis. Substantially all of the Bank’s real estate loans are secured by properties in Anne Arundel County, Maryland. Under the Bank’s loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. The Bank, however, will make loans secured by owner-occupied residential real estate with loan-to-value ratios up to 95% (some restrictions may apply), provided the borrower obtains private mortgage insurance for the portion of the loan in excess of 80%. For residential investment properties, the maximum loan-to-value ratio is 80%. The maximum permissible loan-to-value ratio for residential and residential construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower’s primary residence, provided that the aggregate indebtedness on the property does not exceed 80% of its value. Because mortgage lending decisions are based on conservative lending policies, the Company has no exposure to the credit issues affecting the sub-prime residential mortgage market.

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

Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 2007, approximately 65.71% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 34.29% had been originated for consumer purposes.

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

The Bank’s loan approval policy provides for various levels of individual lending authority. The maximum aggregate lending authority granted by the Bank to any one Lending Officer is $750,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $1,000,000. The Bank’s Executive Committee is authorized to approve loans up to $3.0 million. Larger loans must be approved by the full Board of Directors.

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $3.49 million to any one borrower at December 31, 2007. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $5.22 million to any one borrower at December 31, 2007. At December 31, 2007, the largest amount outstanding to any one borrower and its related interests was $4,121,000.

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

The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars In Thousands)
Restructured Loans	$578	$-	$-	$95	$-

Non-accrual loans:
Real estate – mortgage:
Residential	$-	$3	$14	$122	$34
Commercial	-	-	-	255	265
Real estate - construction	-	-	-	-	-
Installment	212	46	159	205	250
Commercial	-	8	12	16	23
Total non-accrual loans	212	57	185	598	572

Accruing loans past due 90 days or more
Real estate – mortgage:
Residential	512	2	1	1	5
Commercial	-	-	-	-	-
Real estate - construction	-	-	3	6	6
Installment	-	-	-	-	-
Commercial	128	-	-	-	-
Total accruing loans past due 90 days or more	640	2	4	7	11
Total non-accrual and past due loans	$852	$59	$189	$605	$583
Non-accrual and past due loans to gross loans	0.43%	0.03%	0.10%	0.33%	0.33%
Allowance for credit losses to non-accrual and past due loans	188.27%	3,116.95%	1,164.55%	398.68%	385.25%

For the year ended December 31, 2007, interest of $20,037 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $209,789, or 99%, of the Bank’s total $212,416 non-accrual loans at December 31, 2007 were attributable to 12 borrowers. No charge-offs have previously been taken on these loans. One of these borrowers with a loan totaling $508 was in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Each of these loans is secured by collateral with a value well in excess of the current active balance of the Bank’s loan.

At December 31, 2007, there were no loans outstanding not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2007, the Company had $50,000 in real estate acquired in partial or total satisfaction of debt, compared to the same amount in such properties at December 31, 2006 and 2005, respectively. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2007, see “Item 2. — Properties.”

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

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral, and current economic conditions and trends that may affect the borrower’s ability to pay. Because mortgage lending decisions are based on conservative lending policies, the Company has no exposure to the credit issues affecting the sub-prime residential mortgage market.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars In Thousands)
Beginning Balance	$1,839	$2,201	$2,412	$2,246	$2,515

Loans charged off
Real estate - mortgage:
Residential	0	1	-	-	-
Commercial	-	-	-	-	-
Real estate - construction	-	-	-	-	-
Installment	591	528	495	502	687
Credit card & related	-	-	-	-	42
Commercial	-	253	127	49	29
Total	591	782	622	551	758

Recoveries
Real estate - mortgage:
Residential	-	1	-	35	1
Commercial	-	-	-	-	-
Real estate - construction	-	-	-	-	-
Installment	258	335	276	293	369
Credit card & related	-	-	-	-	30
Commercial	48	22	185	49	49
Total	306	358	461	377	449
Net charge offs/(recoveries)	285	424	161	174	308
Provisions (credited) charged to operations	50	62	(50)	340	40
Ending balance	$1,604	$1,839	$2,201	$2,412	$2,246
Average loans	$199,632	$186,706	$191,706	$181,881	$166,786
Net charge-offs to average loans	0.14%	0.23%	0.09%	0.10%	0.18%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2007, 2006, 2005, 2004, and 2003:

	At December 31,
	2007		2006
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$117	37.98%	$149	34.88%
Commercial	163	23.66	314	27.13
Real Estate — construction	102	2.91	14	0.83
Installment	55	8.45	103	7.67
Credit Card	-	0.07	-	0.08
Indirect automobile	892	24.37	1,119	26.81
Commercial	257	2.56	260	2.60
Unallocated	18	-	120	-
Total	$1,604	100.00%	$1,839	100.00%

	At December 31,
	2005		2004		2003
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate – mortgage:
Residential	$153	37.17%	$153	38.27%	$143	36.62%
Commercial	277	19.50	328	17.23	314	16.20
Real Estate – construction	8	0.73	13	1.12	29	1.77
Installment	103	8.15	136	10.25	137	11.23
Credit Card	-	0.07	-	0.10	-	0.10
Indirect automobile	1,260	31.31	1,254	30.00	1,357	30.61
Commercial	264	3.07	343	3.03	271	3.47
Unallocated	136	-	185	-	(5)	-
Total	$2,201	100.00%	$2,412	100.00%	$2,246	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2007	2006	2005
	(In Thousands)
U.S. Treasury securities	$-	$-	$-
U.S. Government agencies and mortgage backed securities	44,094	57,119	52,402
Obligations of states and political subdivisions	32,311	36,811	30,277
Corporate trust preferred	2,167	3,080	4,976
Total investment securities	$78,572	$97,010	$87,655

The following table sets forth the scheduled maturities, book values and weighted average yields for the Company’s investment securities portfolio at December 31, 2007:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
U.S. Treasury securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Government agencies and mortgage backed securities	1,000	3.53	2,495	4.28	5,235	5.01	35,364	5.13	44,094	5.03
Obligations of states and political subdivisions	-	-	7,144	3.29	3,092	3.78	22,075	4.54	32,311	4.19
Corporate trust preferred	-	-	-	-	-	-	2,167	8.70	2,167	8.70
Total investment securities	$1,000	3.53%	$9,639	3.55%	$8,327	4.55%	$59,606	5.04%	$78,572	4.79%

At December 31, 2007, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in northern Anne Arundel County. Consolidated total deposits were $252,917,000 as of December 31, 2007. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $36.85 million under a line of credit from the FHLB of Atlanta as of December 31, 2007.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2007, the Bank had approximately $27.9 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2007:

Amount (In Thousands)
Three months or less	$5,268
Over three through six months	2,694
Over six through 12 months	10,765
Over 12 months	9,157
Total	$27,884

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $36.85 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities. There was $10 million in a convertible advance under this credit arrangement at December 31, 2007. The advance matures in November 1, 2017, is callable monthly, and bears a 3.28% rate of interest. There was $7 million in a long-term convertible advance under this credit arrangement at December 31, 2007. The advance matures in September 2010 and bears a 5.84% rate of interest. On September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5 million of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. It is the Company’s intention to call these debentures at the earliest opportunity. The Bank also has an unsecured line of credit in the amount of $7 million from another commercial bank but currently has no balance outstanding. The Bank has a mortgage note on the 103 Crain Highway address with a balance of $107,135 as of December 31, 2007. This note is payable monthly through October 2010 and has a 7% interest rate.

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

Employees

At December 31, 2007, the Bank had 118 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

Patriot Act. The USA Patriot Act (the “Patriot Act”), includes provisions pertaining to domestic security, surveillance procedures, border protection, and terrorism laws to be administered by the Secretary of the Treasury.  Title III of the Patriot Act entitled, “International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001” includes amendments to the Bank Secrecy Act which expand the responsibilities of financial institutions in regard to anti-money laundering activities with particular emphasis upon international money laundering and terrorism financing activities through designated correspondent and private banking accounts.

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

The terrorist attacks on September 11, 2001 have realigned national security priorities of the United States and it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary.  The enactment of the Patriot Act has increased the Bank’s compliance costs, and the impact of any additional legislation enacted by Congress may have upon financial institutions is uncertain. However, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company’s results of operations.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2007, the Bank was well capitalized as defined by the FDIC’s regulations.

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

The Company is affected by general economic conditions in the United States and, in particular, in the Bank’s market area. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, and the strength of both the U.S. economy and the local economy in which the Bank operates, all of which are beyond the Company’s control. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the bank’s products and services, any of which could have a material adverse impact on the Company’s financial condition and results of operations. While the Bank’s conservative lending policies have prevented the Bank from exposure to the credit issues affecting the sub-prime residential mortgage market, the full impact of the current credit crisis on the economy and the Bank’s market are unknown.

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

The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of operations. Law and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. The current credit crisis resulting from issues affecting the sub-prime residential mortgage market may lead to additional legislation and regulatory actions, as well. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Additionally, actions by regulatory agencies or significant litigation against the Company or the Bank may cause the Company to devote significant time and resources to defending itself and may lead to penalties that materially affect the Company and its shareholders. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to the Company and its stockholders.

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

Severe weather, acts of war and terrorism and other adverse external events could significantly impact the Company’s business.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$614,545	10,000	$78,055,586

Branches:
Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	182,985	6,000	35,628,870

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	132,438	2,500	28,698,788

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	316,735	3,000	43,152,583

Severn 811 Reece Road Severn, MD 21144	1984	Owned	189,541	2,500	27,135,168

South Crain 7984 Crain Highway Glen Burnie, MD 21061	1995	Leased	90,031	2,600	20,905,285

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	196,650	2,500	8,525,456

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	153,546	2,184	10,815,029

Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	927,468	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	283,969	3,727	N/A
__________________________________

At December 31, 2007, the Bank owned one foreclosed real estate property with a total book value of $50,000. The Bank is awaiting settlement on this commercial property.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2007, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	75	President Emeritus
Michael G. Livingston	54	President and Chief Executive Officer
John E. Porter	54	Senior Vice President and Chief Financial Officer

F. WILLIAM KUETHE, JR. was appointed to the honorary position of President Emeritus of the Company and the Bank effective January 1, 2008 when he retired and stepped down from his positions of President and Chief Executive Officer of the Company and the Bank which he held since 1995. Mr. Kuethe has been a director of the Company and the Bank since 1995 and was President of Glen Burnie Mutual Savings Bank from 1960 through 1995. Mr. Kuethe is a former licensed appraiser and real estate broker with banking experience from 1960 to present, at all levels. He is the father of Frederick W. Kuethe, III, a director of the Company.

MICHAEL G. LIVINGSTON was appointed President and Chief Executive Officer of the Company and the Bank effective January 1, 2008. Prior to that date, Mr. Livingston was Deputy Chief Executive Officer and Executive Vice President since August 2004, Chief Operating Officer since January 2004, Deputy Chief Operating Officer from February 2003 through December 2003, Senior Vice President from January 1998 until August 2004, and Chief Lending Officer of the Bank from 1996 until August 2004. Mr. Livingston was elected as a director of the Company and the Bank on January 1, 2005.

JOHN E. PORTER was appointed Senior Vice President in January 1998. He has been Treasurer and Chief Financial Officer of the Company since 1995 and Vice President, Treasurer and Chief Financial Officer of the Bank since 1990.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the Nasdaq SmallCap Market under the symbol “GLBZ”. As of January 29, 2008, there were 460 record holders of the Common Stock. The closing price for the Common Stock on that date was $10.55. A 20% stock dividend has been declared for stockholders’ of record on January 12, 2008, payable January 18, 2008.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2007 and 2006 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2007			2006
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$18.50	$17.05	$0.12	$17.61	$16.42	$0.12
June 30,	17.75	17.25	0.12	17.22	16.32	0.12
September 30	17.78	15.41	0.12	17.49	16.49	0.12
December 31	17.00	15.37	0.18	17.25	17.00	0.18

A regular dividend of $0.12 and a bonus dividend of $0.06 were declared for stockholders’ of record on December 28, 2007, payable on January 10, 2008 and January 14, 2008, respectively.

The Company intends to pay dividends approximating forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank’s and bank holding company’s right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See “Item 1. Business - Supervision and Regulation - Regulation of the Company - Dividends and Distributions” and “Item 1. Business— Supervision and Regulation - Regulation of the Bank - Dividend Limitations.” The Company does not believe that those restrictions will materially limit its ability to pay dividends.

Performance Graph

The following graph compares the cumulative total return on the Common Stock during the five years ended December 31, 2007 with that of a broad market index (Nasdaq Composite), and a peer group consisting of publicly traded Maryland, Virginia and District of Columbia commercial banks with total assets between $200 million and $500 million (“Peer Group”). The Peer Group is comprised of Fauquier Bankshares, Inc., BOE Financial Services of Virginia, Inc., Central Virginia Bankshares, Inc., Bay National Corp., Annapolis Bancorp, Inc., Shore Financial Corporation, Abigail Adams National Bancorp, Inc., and Carrollton Bancorp. The graph assumes $100 was invested on December 31, 2002 in the Common Stock and in each of the indices and assumes reinvestment of dividends. The following information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a later filing with the SEC.

Total Return Analysis

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Glen Burnie Bancorp	$100.00	$173.89	$168.68	$152.60	$149.89	$139.62
Peer Group	$100.00	$148.42	$170.81	$168.41	$171.05	$133.20
Nasdaq Composite	$100.00	$150.79	$164.60	$168.08	$185.55	$211.29

Source: Zacks Investment Research.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to a 20% stock dividend paid on January 23, 2006 and a six-for-five stock split effected through a stock dividend paid on January 6, 2004.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$11,866	$11,821	$11,966	$12,016	$11,263
Provision for Credit Losses	50	62	(50)	340	40
Other Income	2,157	2,244	2,114	2,372	2,289
Other Expense	10,433	10,682	10,625	10,360	9,748
Net Income	2,782	2,720	2,775	3,056	3,077

Share Data:
Basic Net Income Per Share	$1.12	$1.10	$1.13	$1.25	$1.27
Diluted Net Income Per Share	1.12	1.10	1.13	1.25	1.27
Cash Dividends Declared Per Common Share	0.54	0.54	0.49	0.43	0.36
Weighted Average Common Shares Outstanding:
Basic	2,489,237	2,472,803	2,456,723	2,442,944	2,430,603
Diluted	2,489,237	2,472,803	2,456,723	2,442,944	2,430,603

Financial Condition Data:
Total Assets	$307,274	$317,746	$306,561	$302,312	$302,252
Loans Receivable, Net	199,753	193,337	190,205	182,291	172,819
Total Deposits	252,917	274,833	265,248	261,674	256,908
Long Term Borrowings	17,107	7,140	7,171	7,200	7,227
Junior Subordinated Debentures	5,155	5,155	5,155	5,155	5,155
Total Stockholders’ Equity	29,736	28,201	26,625	25,744	23,948

Performance Ratios:
Return on Average Assets	0.89%	0.84%	0.89%	1.00%	1.05%
Return on Average Equity	9.60	10.00	10.50	12.51	13.56
Net Interest Margin (1)	4.39	4.31	4.46	4.61	4.48
Dividend Payout Ratio	48.33	49.18	43.52	34.67	29.53

Capital Ratios:
Average Equity to Average Assets	9.28%	8.36%	8.47%	8.16%	7.76%
Leverage Ratio	11.34	10.30	10.17	9.85	9.25
Total Risk-Based Capital Ratio	17.50	17.07	16.98	16.40	15.79

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	0.80%	0.94%	1.14%	1.30%	1.28%
Non-accrual and Past Due Loans to Gross Loans	0.43%	0.03%	0.10%	0.33%	0.33%
Allowance for Credit Losses to Non-Accrual and Past Due Loans	188.27%	3,116.95%	1,164.55%	398.68%	385.25%
Net Loan Charge-offs (Recoveries) to Average Loans	0.14%	0.23%	0.09%	0.10%	0.18%

(1) Presented on a tax-equivalent basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During 2007, net interest income before provision for credit losses increased to $11,866,208 from $11,821,431 in 2006, and net income increased to $2,782,141 from $2,720,045 in 2006. In 2007, the Company saw continued growth in the loan portfolio. The loan portfolio increased by $6,417,000, primarily due to increases in residential mortgage, construction and land development and installment loans. Because mortgage lending decisions are based on conservative lending policies, the Company has no exposure to the credit issues affecting the sub-prime residential mortgage market.

All per share amounts throughout this report have been adjusted to give retroactive effect to a 20% stock dividend paid on January 23, 2006.

Comparison of Results of Operations for the Years Ended December 31, 2007, 2006 and 2005

General. For the year ended December 31, 2007, the Company reported consolidated net income of $2,782,141 ($1.12 basic and diluted earnings per share) compared to consolidated net income of $2,720,045 ($1.10 basic and diluted earnings per share) for the year ended December 31, 2006 and consolidated net income of $2,774,741 ($1.13 basic and diluted earnings per share) for the year ended December 31, 2005.

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

Net interest income is affected by the mix of loans in the Bank’s loan portfolio. Currently a majority of the Bank’s loans are mortgage and construction loans secured by real estate and indirect automobile loans secured by automobiles. These types of loans are made at interest rates lower than unsecured loans. While the Bank’s loan volume increased in 2005, this loan mix produced lower yields on the Company’s interest-earning assets. Meanwhile, market forces resulted in higher rates of interest being paid by the Bank on deposits and borrowings used to fund income producing assets resulting in a decline in net interest income for 2005. In January of 2006, the Bank initiated a plan to increase net interest income by reducing its portfolio of lower yielding loans, acquiring additional deposits, expanding its customer base and increasing the Bank’s higher yielding commercial loan portfolio. As part of this plan, the Bank attracted additional deposits by temporarily offering above market rate savings products which resulted in over $27 million in additional deposits which were invested in marketable securities and overnight deposits making them readily available to fund loans. The Bank also hired a new commercial loan officer to increase its ability to reach this market segment. In accordance with this plan, the Bank successfully increased its higher yield commercial loans resulting in increased loan volume and yield on commercial mortgages, although the commercial loan volume increase was less than anticipated. Over the same period, yields on new indirect automobile loans increased as outstanding lower interest indirect loans matured. As a result, the Bank earned higher yields on its interest earning assets. However, market forces required us to pay higher rates of interest on deposits and borrowings used to fund income producing assets resulting in an overall decline in net interest income for 2006.

In 2007, the Bank reduced its portfolio of above market rate savings products and continued to direct its efforts to increase higher yielding commercial loans. This strategy produced significant increases in the Bank’s commercial loan portfolio through the first three quarters of 2007. While the Bank has no exposure to the credit issues affecting the sub-prime residential mortgage market, the overall credit tightening due to the mortgage crisis in the fourth quarter, made it more difficult for the Bank to replace maturing commercial mortgages with new loans. As a result, the Bank saw a decline in its portfolio of commercial mortgages as of December 31, 2007 from the prior year. At the same time the Bank realized an increase in construction and land development secured loans.

Consolidated net interest income for the year ended December 31, 2007 was $11,866,208 compared to $11,821,431 for the year ended December 31, 2006 and $11,966,103 for the year ended December 31, 2005. The $44,777 increase for the most recent year was primarily due to an increase in loan income partially offset by decreases in interest income on securities and increases in interest expense on deposits, short term borrowings and long term borrowings. The $114,672 decrease for 2006 compared to 2005 was primarily due to an increase in deposit expense partially offset by increases in U.S. Government agency securities, state and municipal securities, other income and loan income. The after tax net interest income for 2007 was $12,623,208, a $117,935 or 0.92% decrease from the after tax net interest income for 2006, which was $12,741,143, a $9,019 or 0.07% decrease from the $12,750,162 after tax net interest income for 2005.

Interest expense increased from $5,833,765 in 2006 to $5,971,048 in 2007, a $137,283 or a 2.35% increase, primarily due to increased borrowings used to fund the outflow from maturing higher rate 15-month certificates of deposit and IRAs and the interest paid on the 15-month certificates of deposit and IRAs. Interest expense increased from $4,131,459 in 2005 to $5,833,765 in 2006, a $1,702,306 or a 41.21 % increase, primarily due to an increase in deposit expense due to rates rising and a special offered on 15-month certificates of deposit and IRAs. Net interest margin for the year ended December 31, 2007 was 4.39% compared to 4.31% and 4.46% for the years ended December 31, 2006 and 2005, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2007	VS.	2006	2006	VS.	2005
		Change Due To:			Change Due To:
	Increase/ Decrease	Rate	Volume	Increase/ Decrease	Rate	Volume
	(In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$(61)	$0	$(61)	$87	$82	$5
Interest-bearing deposits	(134)	7	(141)	156	45	111

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	(793)	14	(807)	933	352	581
Obligations of states and political subdivisions(1)	(307)	(20)	(287)	258	(27)	285
All other investment securities	(124)	1	(125)	(3)	53	(56)
Total investment securities	(1,224)	(5)	(1,219)	1,188	378	810

Loans, net of unearned income:
Demand, time and lease	(8)	17	(25)	24	65	(41)
Mortgage and construction	719	(265)	984	339	178	161
Installment and credit card	406	504	(98)	(157)	218	(375)
Total gross loans(2)	1,117	256	861	206	461	(255)
Allowance for credit losses	-	-	-	-	-	-
Total net loans	1,117	256	861	206	461	(255)
Total interest-earning assets	$(302)	$258	$(560)	$1,637	$966	$671

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$(11)	$0	$(11)	$(7)	$23	$(30)
Money market	(3)	0	(3)	1	16	(15)
Other time deposits	57	298	(241)	1,696	953	743
Total interest-bearing deposits	43	298	(255)	1,690	992	698
Non-interest-bearing deposits	-	-	-	-	-	-
Borrowed funds	94	(71)	165	13	23	(10)
Total interest-bearing liabilities	$137	$227	$(90)	$1,703	$1,015	$688

(1) Tax equivalent basis. (2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$2,665	$139	5.22%	$3,848	$200	5.20%	$3,682	$113	3.07%
Interest-bearing deposits	1,929	99	5.13	4,901	233	4.76	2,008	77	3.84

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	50,392	2,554	5.07	66,501	3,347	5.04	53,521	2,414	4.51
Obligations of states and political subdivisions(1)	34,288	2,209	6.45	38,723	2,516	6.50	34,391	2,258	6.57
All other investment securities	2,839	251	8.84	4,257	375	8.81	4,996	378	7.57
Total investment securities	87,519	5,014	5.73	109,481	6,238	5.70	92,908	5,050	5.44

Loans, net of unearned income:
Demand, time and lease	4,788	448	9.36	5,064	456	9.01	5,597	432	7.72
Mortgage and construction	126,391	8,026	6.35	111,426	7,307	6.56	109,025	6,968	6.40
Installment and credit card	68,453	4,474	6.54	70,216	4,068	5.80	77,084	4,225	5.49
Total gross loans(2)	199,632	12,948	6.49	186,706	11,831	6.34	191,706	11,625	6.07
Allowance for credit losses	(1,766)			(2,071)			(2,301)
Total net loans	197,866	12,948	6.54	184,635	11,831	6.41	189,404	11,625	6.14
Total interest-earning assets	289,979	18,200	6.28	302,865	18,502	6.11	288,002	16,865	5.86
Cash and due from banks	8,862			9,493			11,020
Other assets	13,661			13,045			13,275
Total assets	$312,502			$325,403			$312,297

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$72,831	263	0.36%	$77,761	274	0.36%	$85,005	281	0.33%
Money market	15,918	103	0.65	16,415	106	0.65	19,389	105	0.55
Other time deposits	103,491	4,458	4.31	109,499	4,401	4.02	86,051	2,705	3.15
Total interest-bearing deposits	192,240	4,824	2.51	203,675	4,781	2.35	190,445	3,091	1.63
Short-term borrowed funds	2,294	119	5.19	1,603	81	5.06	1,815	66	3.64
Long-term borrowed funds	13,949	1,028	7.37	12,309	972	7.90	12,339	974	7.90
Total interest-bearing liabilities	208,483	5,971	2.86	217,587	5,834	2.69	204,599	4,131	2.02

Non-interest-bearing deposits	73,415			79,199			79,843
Other liabilities	1,609			1,407			1,395
Stockholders’ equity	28,995			27,210			26,460
Total liabilities and equity	$312,502			$325,403			$312,297
Net interest income		$12,229			$12,668			$12,734
Net interest spread			3.42%			3.42%			3.84%
Net interest margin			4.39%			4.31%			4.46%

1 Tax equivalent basis. The incremental tax rate applied was 34.27% for 2007 and 35.90% for 2006. 2 Non-accrual loans included in average balance.

Provision For Credit Losses. During the year ended December 31, 2007, the Company made a provision of $50,000 for credit losses, compared to a provision of $62,000 for credit losses for the year ended December 31, 2006, and a reverse provision of $50,000 for the year ended December 31, 2005. At December 31, 2007, the allowance for credit losses equaled 188.27% of non-accrual and past due loans compared to 3,116.95% and 1,164.55% at December 31, 2006 and 2005, respectively. During the year ended December 31, 2007, the Company recorded net charge-offs of $285,000 compared to $424,256 and $160,544 in net charge-offs during the years ended December 31, 2006 and 2005, respectively.

Other Income. Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on life insurance. Other income decreased from $2,244,390 in 2006 to $2,157,292 in 2007, an $87,098, or 3.88% decrease. The decrease was primarily due to a decrease in gains on investment securities with lesser decreases in service charges and other fees and commissions. Other income increased from $2,113,824 in 2005 to $2,244,390 in 2006, a $130,566, or 6.18% increase. The increase was primarily due to an increase in other fees and commissions and an increase in gains on investment securities.

Other Expenses. Other expenses decreased from $10,596,661 in 2006 to $10,433,019 in 2007, a $163,190 or 1.55% decrease. This decrease, which consists of non-interest operating expenses, was primarily due to a decrease in salaries, employee benefits, and furniture and equipment costs partially offset by an increase in occupancy and other miscellaneous expenses. Other expenses decreased from $10,624,797 in 2005 to $10,596,661 in 2006, a $28,136 or 0.26% decrease. This decrease, which consists of non-interest operating expenses, was primarily due to a decrease in employee benefits and other miscellaneous expenses partially offset by an increase in salaries and occupancy costs.

Income Taxes. During the year ended December 31, 2007, the Company recorded income tax expense of $758,340, compared to income tax expense of $687,115 for the year ended December 31, 2006. This increase was primarily due to less tax exempt income on municipal securities. During the year ended December 31, 2006, the Company recorded income tax expense of $687,115, compared to income tax expense of $730,389 for the year ended December 31, 2005 due to an increase in tax exempt income on municipal securities.

Comparison of Financial Condition at December 31, 2007, 2006 and 2005

The Company’s total assets decreased to $307,273,868 at December 31, 2007 from $317,745,601 at December 31, 2006. The Company’s total assets increased to $317,745,601 at December 31, 2006 from $306,560,991 at December 31, 2005.

The Company’s net loan portfolio increased to $199,753,132 at December 31, 2007 compared to 193,336,604 at December 31, 2006 and $190,204,998 at December 31, 2005. The increase in the loan portfolio during the 2007 period is primarily due to an increase in refinanced mortgage loans, commercial and residential construction loans, personal and commercial secured installment loans. They were partially offset by a decline in indirect automobile loans and mortgage participations purchased. The increase in the loan portfolio during the 2006 period is primarily due to an increase in commercial mortgages, and mortgage participations purchased partially offset by a decline in indirect automobile loans.

During 2007, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $77,866,013, a $18,628,646 or 19.31%, decrease from $96,494,659 at December 31, 2006. This decrease is primarily attributable to a decrease in mortgage backed securities and government agencies. During 2006, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $96,494,659, a $9,214,772 or 10.56%, increase from $87,279,887 at December 31, 2005. This increase is primarily attributable to an increase in state and municipal securities and mortgage backed securities, offset by a decrease in corporate trust preferred securities.

Deposits as of December 31, 2007 totaled $252,916,766, a decrease of $21,916,691, or 7.98%, from the $274,833,457 total as of December 31, 2006. Deposits as of December 31, 2006 totaled $274,833,457, an increase of $9,585,189, or 3.61%, from the $265,248,268 total as of December 31, 2005. Demand deposits as of December 31, 2007 totaled $68,760,373, a $5,968,925, or 8.00%, decrease from $74,729,298 at December 31, 2006. NOW and Super NOW accounts, as of December 31, 2007, increased by $880,525, or 3.95% from their 2006 level to $23,154,540. Money market accounts decreased by $2,392,879, or 15.60%, from their 2006 level, to total $12,948,352 at December 31, 2007. Savings deposits decreased by $2,852,625, or 5.68%, from their 2006 level, to $47,381,613 at December 31, 2007. Time deposits over $100,000 totaled $27,883,774 on December 31, 2007, a decrease of $2,294,965, or 7.60% from December 31, 2006. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $72,786,723 on December 31, 2007, a $9,290,223 or 11.32% decrease from December 31, 2006.

Total stockholders’ equity as of December 31, 2007 increased by $1,535,641, or 5.45%, from the 2006 period. The increase was attributed to an increase in retained earnings, common stock and surplus, offset by a decrease in accumulated other comprehensive income, net of tax.  Total stockholders’ equity as of December 31, 2006 increased by $1,575,072, or 5.92%, from the 2005 period. The increase was attributed to an increase in retained earnings, common stock and surplus, offset by a decrease in accumulated other comprehensive income, net of tax.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2007, the Bank has accrued $200,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Contractual Obligations. The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		PAYMENTS DUE IN
(IN THOUSANDS)	NOTE REFERENCE	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL

Deposits without a stated maturity (a),(c)	9	$152,245	$-	$-	$-	$152,245
Time deposits (a)	9	63,671	27,924	6,862	2,214	100,671
Short-term borrowings (a)	6	503	-	-	-	503
Long-term borrowings (b)	7,8	582	13,319	-	10,000	23,901
Operating leases	5	244	352	271	1,618	2,485

(a)	Excludes interest
(b)
Includes Junior Subordinated Debentures and semi-annual payments (made in March and September) of $273,215. This is also assuming that the Debentures will be paid off in September 2010. Includes convertible advance which can be called at any time but has a final maturity of 11/1/2017

(c)	Includes non-interest bearing deposits

Commitments. The following table details the amounts and expected maturities of significant commitments as of December 31, 2007. Further discussion of these commitments is included in Note 16 to the consolidated financial statements.

	PAYMENTS DUE IN
(IN THOUSANDS)	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL

Loan commitments:
Other mortgage loans	$685	$-	$-	$-	$685
Construction & land development	-	-	-	-	-

Unused lines of credit:
Home-equity lines	630	298	582	4,898	5,778
Commercial lines	18,336	-	-	-	18,336
Unsecured consumer lines	816	-	-	-	816
Secured consumer lines	11	-	-	-	11

Letters of credit	11	-	-	186	197

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2007.

	0-3 Months	Over 3 To 12 Months	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$14,068
Federal funds and overnight deposits	727	-	-	-	727
Securities	-	996	9,635	67,235	77,866
Loans	12,197	11,467	79,188	101,022	202,174
Fixed Assets	-	-	-	-	3,088
Other Assets	-	-	-	-	9,351

Total assets	$13,224	$12,463	$86,823	$168,257	$307,274

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$68,760
NOW accounts	23,155	-	-	-	23,155
Money market deposit accounts	12,948	-	-	-	12,948
Savings accounts	47,382	193	-	-	47,575
IRA accounts	1,362	11,040	14,779	2,094	29,275
Certificates of deposit	12,731	38,345	20,006	120	71,202
Other liabilities	-	-	-	-	19,467
Junior Subordinated Debenture	-	-	-	-	5,155
Stockholders’ equity	-	-	-	-	29,736

Total liabilities and Stockholders’ equity	$97,579	$49,578	$34,785	$2,214	$307,274

GAP	$(84,355)	$(37,115)	$52,038	$166,043
Cumulative GAP	(84,355)	(121,470)	(69,432)	96,611
Cumulative GAP as a % of total assets	(27.46%)	(39.54%)	(22.60%)	31.45%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model. However, the Bank believes that the model is a prudent forecasting tool. As of December 31, 2007, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-9.8%	-3.4%	-1.1%	-2.3%
% Change in Economic Value of Equity	-17.8%	-7.9%	-1.3%	-6.2%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2007, totaled $14,795,060, an increase of $1,475,082 or 11.07%, from the December 31, 2006 total of $13,319,978. Most of this increase was due to interest-bearing deposits in FHLB but was offset by a decrease in federal funds sold.

As of December 31, 2007, the Bank was permitted to draw on a $36.85 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and agency securities. As of December 31, 2007, a $7 million long-term convertible advance was outstanding under this line. There was also a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017.) In addition the Bank has an unsecured line of credit in the amount of $7 million from another commercial bank on which there is no outstanding balance at December 31, 2007. Furthermore, on September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. As of December 31, 2007, the full $5,155,000 was outstanding.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2007, the Company was in compliance with these requirements with a leverage ratio of 11.26%, a Tier 1 risk-based capital ratio of 16.80% and total risk-based capital ratio of 17.57%. At December 31, 2007, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 Revised 2007 (SFAS 141R), Business Combinations. SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued Statement No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. On January 1, 2007, the Company adopted SFAS No. 155. The Company has determined that the adoption of this pronouncement did not have a significant impact on the financial statements.

In March 2006, the FASB issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. On January 1, 2007, the Company adopted SFAS No. 156. The Company has determined that the adoption of this pronouncement did not have a significant impact on the financial statements.

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

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 which is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management will continue to evaluate the impact of adopting this Statement on the Company’s financial statements for future periods.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, questions arose regarding whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.” An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. On January 1, 2007, the Company adopted EITF 06-5. The Company has determined that the adoption of this pronouncement did not have a significant impact on the financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issued Task Force (EITF) on Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of this Issue is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, this Issue would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee's active service period with an employer.

The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The effects of this Issue have been analyzed by the Company and disclosed in Note 23. The Company will apply option (a) as a cumulative-effect adjustment to retained earnings effective January 1, 2008.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

 Management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section captioned “Election of Directors” and “Transactions with Management” in the Proxy Statement.

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

GLEN BURNIE BANCORP

March 13, 2008	By:	/s/ Michael G. Livingston
Michael G. Livingston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Livingston	President, Chief Executive Officer	March 13, 2008
Michael G. Livingston	and Director

/s/ F. William Kuethe, Jr.	President Emeritus and Director	March 13, 2008
F. William Kuethe, Jr.

/s/ John E. Porter	Senior Vice President and Chief	March 13, 2008
John E. Porter	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 13, 2008
John E. Demyan

/s/ Shirley E. Boyer	Director	March 13, 2008
Shirley E. Boyer

/s/ Thomas Clocker	Director	March 13, 2008
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 13, 2008
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 13, 2008
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 13, 2008
Charles Lynch

/s/ Edward L. Maddox	Director	March 13, 2008
Edward L. Maddox

/s/ William N. Scherer, Sr.	Director	March 13, 2008
William N. Scherer, Sr.

/s/ Karen B. Thorwarth	Director	March 13, 2008
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 13, 2008
Mary Lou Wilcox

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2007, 2006, and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended. Glen Burnie Bancorp and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2007, 2006, and 2005, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Salisbury, Maryland
March 13, 2008

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2007	2006	2005

Assets
Cash and due from banks	$8,220,582	$9,005,691	$9,405,148
Interest-bearing deposits in other financial institutions	5,847,562	342,309	3,711,524
Federal funds sold	726,916	3,971,978	2,333,055
Cash and cash equivalents	14,795,060	13,319,978	15,449,727
Investment securities available for sale, at fair value	77,182,181	95,811,296	86,128,724
Investment securities held to maturity (fair value 2007 $726,193; 2006 $729,960; 2005 $1,238,740)	683,832	683,363	1,151,163
Federal Home Loan Bank stock, at cost	1,381,900	928,000	918,900
Maryland Financial Bank stock, at cost	100,000	100,000	100,000
Common stock in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Ground rents, at cost	202,900	219,100	235,700
Loans, less allowance for credit losses 2007 $1,604,491; 2006 $1,839,094; 2005 $2,201,350;	199,753,132	193,336,604	190,204,998
Premises and equipment, at cost, less accumulated depreciation	3,087,908	3,406,014	3,863,275
Accrued interest receivable on loans and investment securities	1,508,640	1,627,433	1,451,806
Deferred income tax benefits	453,512	292,131	264,139
Other real estate owned	50,000	50,000	50,000
Cash value of life insurance	7,161,403	6,892,455	5,681,802
Other assets	758,400	924,227	905,757

Total assets	$307,273,868	$317,745,601	$306,560,991

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$68,760,373	$74,729,298	$79,313,921
Interest-bearing	184,156,393	200,104,159	185,934,347
Total deposits	252,916,766	274,833,457	265,248,268
Short-term borrowings	502,529	545,349	622,050
Long-term borrowings	17,107,135	7,140,170	7,170,977
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155,000	5,155,000	5,155,000
Dividends payable	385,010	366,580	339,005
Accrued interest payable on deposits	134,274	145,642	83,111
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518
Other liabilities	1,165,482	1,187,372	1,145,621
Total liabilities	277,537,714	289,545,088	279,935,550

Commitments, contingencies, and subsequent events

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2007 2,498,465 shares;2006 2,484,633 shares; 2005 2,056,024 shares;	2,498,465	2,484,633	2,056,024
Surplus	11,921,129	11,719,907	11,458,465
Retained earnings	15,750,156	14,312,496	13,341,097
Accumulated other comprehensive loss, net of tax	(433,596)	(316,523)	(230,145)
Total stockholders' equity	29,736,154	28,200,513	26,625,441

Total liabilities and stockholders' equity	$307,273,868	$317,745,601	$306,560,991

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2007	2006	2005

Interest income on:
Loans, including fees	$13,326,693	$11,830,676	$11,625,147
U.S. Government agency securities	2,553,527	3,347,090	2,413,687
State and municipal securities	1,451,540	1,653,109	1,473,550
Corporate trust preferred securities	250,526	374,588	378,167
Federal funds sold	139,075	200,418	113,246
Other	115,895	249,315	93,765
Total interest income	17,837,256	17,655,196	16,097,562

Interest expense on:
Deposits	4,824,425	4,780,871	3,091,576
Short-term borrowings	119,101	80,994	65,906
Long-term borrowings	481,092	425,470	427,547
Junior subordinated debentures	546,430	546,430	546,430
Total interest expense	5,971,048	5,833,765	4,131,459

Net interest income	11,866,208	11,821,431	11,966,103

Provision for credit losses	50,000	62,000	(50,000)

Net interest income after provision for credit losses	11,816,208	11,759,431	12,016,103

Other income:
Service charges on deposit accounts	814,392	831,140	864,823
Other fees and commissions	953,873	1,026,144	948,580
Gains on investment securities, net	120,079	176,453	102,300
Income on life insurance	268,948	210,653	198,121
Total other income	2,157,292	2,244,390	2,113,824

Other expenses:
Salaries and wages	4,623,067	4,769,495	4,620,793
Employee benefits	1,702,535	1,748,294	1,788,453
Occupancy	886,345	850,843	793,903
Furniture and equipment	844,147	864,151	885,203
Other expenses	2,376,925	2,363,878	2,536,445
Total other expenses	10,433,019	10,596,661	10,624,797

Income before income taxes	3,540,481	3,407,160	3,505,130

Federal and state income tax expense	758,340	687,115	730,389

Net income	$2,782,141	$2,720,045	$2,774,741

Basic and diluted earnings per share of common stock	$1.12	$1.10	$1.13

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2007	2006	2005

Net income	$2,782,141	$2,720,045	$2,774,741

Other comprehensive loss, net of tax
Unrealized holding losses arising during the period (net of deferred tax benefits 2007 $23,422; 2006 $6,826; 2005 $583,598)	(37,231)	(10,849)	(927,530)
Reclassification adjustment for gains included in net income (net of deferred taxes 2007 $50,237; 2006 $47,522; 2005 $39,508)	(79,842)	(75,529)	(62,792)
Total other comprehensive loss	(117,073)	(86,378)	(990,322)

Comprehensive income	$2,665,068	$2,633,667	$1,784,419

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2007, 2006, and 2005

	Common Stock			Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Surplus	Earnings	Income (Loss)	Equity

Balances, December 31, 2004	2,041,033	$2,041,033	$11,169,283	$11,773,915	$760,177	$25,744,408

Net income	-	-	-	2,774,741	-	2,774,741
Cash dividends, $.49 per share	-	-	-	(1,207,559)	-	(1,207,559)
Dividends reinvested under dividend reinvestment plan	12,708	12,708	243,407	-	-	256,115
Shares issued under employee stock purchase plan	2,283	2,283	38,584	-	-	40,867
Vested stock options, net	-	-	7,191	-	-	7,191
Other comprehensive loss, net of tax	-	-	-	-	(990,322)	(990,322)

Balances, December 31, 2005	2,056,024	2,056,024	11,458,465	13,341,097	(230,145)	26,625,441

Net income	-	-	-	2,720,045	-	2,720,045
Cash dividends, $.54 per share	-	-	-	(1,337,545)	-	(1,337,545)
Dividends reinvested under dividend reinvestment plan	15,113	15,113	229,946	-	-	245,059
Shares issued under employee stock purchase plan	2,395	2,395	31,496	-	-	33,891
Stock split effected in form of 20% stock dividend	411,101	411,101		(411,101)		-
Other comprehensive loss, net of tax	-	-	-	-	(86,378)	(86,378)

Balances, December 31, 2006	2,484,633	2,484,633	11,719,907	14,312,496	(316,523)	28,200,513

Net income	-	-	-	2,782,141	-	2,782,141
Cash dividends, $.54 per share	-	-	-	(1,344,481)	-	(1,344,481)
Dividends reinvested under dividend reinvestment plan	12,791	12,791	187,668	-	-	200,459
Shares issued under employee stock purchase plan	1,041	1,041	13,554	-	-	14,595
Other comprehensive loss, net of tax	-	-	-	-	(117,073)	(117,073)

Balances, December 31, 2007	2,498,465	$2,498,465	$11,921,129	$15,750,156	$(433,596)	$29,736,154

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2007	2006	2005

Cash flows from operating activities:
Net income	$2,782,141	$2,720,045	$2,774,741
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	496,172	571,741	761,402
Compensation expense from vested stock options, net	-	-	7,191
Provision for credit losses	50,000	62,000	(50,000)
Provision for unfunded commitments	-	-	50,000
Deferred income (benefits) taxes, net	(87,720)	26,357	28,383
Gains on disposals of assets, net	(119,652)	(175,634)	(100,866)
Income on investment in life insurance	(268,948)	(210,653)	(198,121)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	118,793	(175,627)	33,063
Decrease in other assets	106,163	38,161	238,828
(Decrease) increase in accrued interest payable	(11,368)	62,531	27,131
(Decrease) increase in other liabilities	(21,890)	41,751	(5,655)

Net cash provided by operating activities	3,043,691	2,960,672	3,566,097

Cash flows from investing activities:
Maturities of held to maturity mortgage-backed securities	-	468,199	476,502
Maturities of available for sale mortgage-backed securities	7,301,634	9,331,430	7,810,035
Maturities of other available for sale investment securities	300,000	4,330,544	4,111,320
Sales of available for sale debt securities	17,889,342	22,431,078	16,951,413
Purchases of available for sale mortgage-backed securities	-	(25,365,231)	(12,488,670)
Purchases of other available for sale investment securities	(6,907,162)	(20,398,575)	(10,874,843)
(Purchase) sale of FHLB stock	(453,900)	(9,100)	100
Purchase of life insurance contracts	-	(1,000,000)	-
Increase in loans, net	(6,466,528)	(3,193,606)	(7,863,706)
Purchases of premises and equipment	(128,452)	(131,821)	(378,774)

Net cash provided (used) by investing activities	11,534,934	(13,537,082)	(2,256,623)

Cash flows from financing activities:
(Decrease) increase in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	(5,968,925)	(4,584,623)	5,886,555
(Decrease) increase in time deposits, net	(15,947,766)	14,169,812	(2,312,330)
(Decrease) increase in short-term borrowings	(42,820)	(76,701)	80,378
Proceeds from long-term borrowings	10,000,000	-	-
Repayments of long-term borrowings	(33,035)	(30,807)	(28,731)
Cash dividends paid	(1,326,051)	(1,309,970)	(1,156,492)
Common stock dividends reinvested	200,459	245,059	256,115
Issuance of common stock	14,595	33,891	40,867

Net cash (used) provided by financing activities	(13,103,543)	8,446,661	2,766,362

Increase (decrease) in cash and cash equivalents	1,475,082	(2,129,749)	4,075,836

Cash and cash equivalents, beginning of year	13,319,978	15,449,727	11,373,891

Cash and cash equivalents, end of year	$14,795,060	$13,319,978	$15,449,727

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2007	2006	2005

Supplementary Cash Flow Information:
Interest paid	$5,982,416	$5,771,234	$4,104,328
Income taxes paid	886,156	626,374	741,717
Total decrease in unrealized depreciation on available for sale securities	(190,732)	(140,725)	(1,613,427)

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities, in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIE’s) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interest, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiary, Glen Burnie Statutory Trust I, is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio. At December 31, 2007, there was no unallocated component of the allowance reflected in the allowance for credit losses.

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

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. No loans were converted to OREO in 2007, 2006, or 2005. The Bank financed no sales of OREO for 2007, 2006, or 2005.

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

Intangible Assets:

A core deposit intangible asset of $544,652, relating to a branch acquisition, has been amortized on the straight-line method over 10 years. Accumulated amortization totaled $544,652 at December 31, 2007, 2006, and 2005. Amortization expense totaled $0, $0, and $40,850 for the years ended December 2007, 2006, and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. As of December 31, 2007, 2006, and 2005, certain loans existed which management considered impaired (See Note 4).

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

Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, and accumulated securities discount accretion.

Credit Risk:

The Bank has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2007, the Bank had unsecured deposits and Federal funds sold with two separate financial institutions of approximately $784,734.

Cash and Cash Equivalents:

The Bank has included cash and due from banks, interest-bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

Accounting for Stock Options:

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments, for accounting and reporting for stock-based compensation plans. SFAS No. 123R defines a fair value at grant date based method of accounting for measuring compensation expense for stock-based plans to be recognized in the statement of income. For 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25 and related Interpretations for accounting and reporting for these plans. If compensation cost for this period had been determined based on the fair value at the grant date for awards under this plan consistent with the methods outlined in SFAS No. 123R, there would be no change in reported net income for the year ending December 31, 2005 (See Note 17).

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

Note 2. Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $5,368,000, $5,530,000, and $5,976,000 during the years ended December 31, 2007, 2006, and 2005, respectively.

Note 3. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$8,489,126	$44,593	$761,906	$7,771,813
State and municipal	31,627,159	272,449	164,764	31,734,844
Corporate trust preferred	2,167,271	253,283	-	2,420,554
Mortgage-backed	35,605,038	110,145	460,213	35,254,970

	$77,888,594	$680,470	$1,386,883	$77,182,181

Held to maturity:
State and municipal	$683,832	$42,361	$-	$726,193

	$683,832	$42,361	$-	$726,193

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$11,484,102	$6,250	$299,634	$11,190,718
State and municipal	36,127,782	429,062	179,207	36,377,637
Corporate trust preferred	3,079,958	372,316	-	3,452,274
Mortgage-backed	45,635,133	39,152	883,618	44,790,667

	$96,326,975	$846,780	$1,362,459	$95,811,296

Held to maturity:
State and municipal	$683,363	$46,597	$-	$729,960

	$683,363	$46,597	$-	$729,960

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$11,978,348	$-	$476,568	$11,501,780
State and municipal	29,593,236	634,992	228,381	29,999,847
Corporate trust preferred	4,976,388	475,487	-	5,451,875
Mortgage-backed	39,955,704	26,808	807,290	39,175,222

	$86,503,676	$1,137,287	$1,512,239	$86,128,724

Held to maturity:
State and municipal	$683,073	$63,670	$-	$746,743
Mortgage-backed	468,090	23,907	-	491,997

	$1,151,163	$87,577	$-	$1,238,740

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 are as follows:

Securities available for sale:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S.
Government agencies	$-	$-	$1,738,094	$761,907	$1,738,094	$761,907
State and Municipal	7,999,068	104,284	4,812,950	52,668	12,812,018	156,952
Mortgaged-backed	3,383,137	22,804	26,661,570	445,220	30,044,707	468,024

	$11,382,205	$127,088	$33,212,614	$1,259,795	$44,594,819	$1,386,883

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2007, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On December 31, 2007, the Bank held 58 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgaged-backed securities. The Bank has no mortgaged-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

Contractual maturities of investment securities at December 31, 2007, 2006, and 2005 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2007	Cost	Value	Cost	Value

Due within one year	$1,000,000	$996,094	$-	$-
Due over one to five years	9,638,992	9,635,177	-	-
Due over five to ten years	4,089,402	4,068,131	-	-
Due over ten years	27,555,162	27,227,809	683,832	726,193
Mortgage-backed, due in monthly installments	35,605,038	35,254,970	-	-

	$77,888,594	$77,182,181	$683,832	$726,193

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2006	Cost	Value	Cost	Value

Due within one year	$300,989	$298,897	$-	$-
Due over one to five years	10,355,087	10,221,909	-	-
Due over five to ten years	9,938,119	9,826,970	-	-
Due over ten years	30,097,647	30,672,853	683,363	729,960
Mortgage-backed, due in monthly installments	45,635,133	44,790,667	-	-

	$96,326,975	$95,811,296	$683,363	$729,960

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2005	Cost	Value	Cost	Value

Due within one year	$500,000	$494,687	$-	$-
Due over one to five years	11,628,697	11,489,621	-	-
Due over five to ten years	12,395,207	12,265,866	-	-
Due over ten years	22,024,068	22,703,328	683,073	746,743
Mortgage-backed, due in monthly installments	39,955,704	39,175,222	468,090	491,997

	$86,503,676	$86,128,724	$1,151,163	$1,238,740

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

Proceeds from sales of available for sale securities prior to maturity totaled $17,889,342, $22,431,078, and $16,951,413 for the years ended December 31, 2007, 2006, and 2005, respectively. The Bank realized gains of $230,038 and losses of $109,959 on those sales for 2007. The Bank realized gains of $225,438 and losses of $48,985 on those sales for 2006. The Bank realized gains of $198,360 and losses of $96,060 on those sales for 2005. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax expense relating to net gains on sales of investment securities totaled $47,761, $68,146, and $39,509 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Bank has no derivative financial instruments required to be disclosed under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4. Loans

Major categories of loans are as follows:

	2007	2006	2005
Mortgage:
Residential	$76,780,857	$68,340,050	$71,841,084
Commercial	47,842,942	53,164,479	37,666,243
Construction and land development	5,876,285	1,609,132	1,402,203
Demand and time	5,184,349	5,077,680	5,932,460
Installment	66,490,020	67,726,942	76,385,365
	202,174,453	195,918,283	193,227,355
Unearned income on loans	(816,830)	(742,585)	(821,007)
	201,357,623	195,175,698	192,406,348
Allowance for credit losses	(1,604,491)	(1,839,094)	(2,201,350)

	$199,753,132	$193,336,604	$190,204,998

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $49,260,000, $52,539,000, and $60,510,000 of such loans at December 31, 2007, 2006, and 2005, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2007, 2006, and 2005, the amounts of such loans outstanding totaled $4,009,224, $3,293,148, and $1,970,926, respectively. During 2007, loan additions and repayments totaled $1,461,000 and $744,924, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans (continued)

The allowance for credit losses is as follows:

	2007	2006	2005

Balance, beginning of year	$1,839,094	$2,201,350	$2,411,894
Provision for credit losses	50,000	62,000	(50,000)
Recoveries	305,841	357,803	461,033
Loans charged off	(590,444)	(782,059)	(621,577)

Balance, end of year	$1,604,491	$1,839,094	$2,201,350

Loans on which the accrual of interest has been discontinued totaled $212,416, $57,429, and $185,430 at December 31, 2007, 2006, and 2005, respectively. Interest that would have been accrued under the terms of these loans totaled $20,037, $10,658, and $15,552 for the years ended December 31, 2007, 2006, and 2005, respectively. Loans past due 90 days or more and still accruing interest totaled $639,982, $1,751 and $3,500 at December 31, 2007, 2006 and 2005, respectively.

Information regarding loans classified by the Bank as impaired is summarized as follows:

	2007	2006	2005

Loans classified as impaired	$212,416	$49,441	$185,930
Allowance for credit losses on impaired loans	159,312	35,423	93,054
Average balance of impaired loans	95,605	6,846	104,906

Following is a summary of cash receipts on impaired loans and how they were applied:

Cash receipts applied to reduce principal balance	$-	$9,723	$14,054
Cash receipts recognized as interest income	-	-	2,790

Total cash receipts	$-	$9,723	$16,844

At December 31, 2007, the recorded investment in new troubled debt restructurings totaled $578,345. The allowance for credit losses relating to troubled debt restructurings totaled $0 at December 31, 2007. The average recorded investment in troubled debt restructurings totaled $611,379 for the year ended December 31, 2007. The Bank recognized $51,742 in interest income on troubled debt restructurings for cash payments received in 2007. All prior investments in troubled debt were performing under the terms of the modified agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2007	2006	2005

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	4,738,733	4,710,503	4,672,579
Equipment and fixtures	5-30 years	5,450,210	5,456,049	5,426,032
Construction in progress		60,226	26,088	122,652
		10,934,146	10,877,617	10,906,240
Accumulated depreciation		(7,846,238)	(7,471,603)	(7,042,965)

		$3,087,908	$3,406,014	$3,863,275

Construction in progress at December 31, 2007 relates primarily to a future branch site.

Depreciation expense totaled $412,198, $450,278, and $493,484 for the years ended December 31, 2007, 2006, and 2005, respectively. Amortization of software and intangible assets totaled $109,797, $97,954, and $138,642 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Bank leases its South Crain Highway, Severna Park, and Linthicum branches. Minimum lease obligations under the South Crain Highway branch are $115,400 per year through September 2009, adjusted annually by the CPI. Minimum lease obligations under the Severna Park branch were $30,000 per year through September 2012. Minimum lease obligations under the Linthicum branch are $92,700 per year through December 2014, adjusted annually on a pre-determined basis, with one ten year extension option. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $252,087, $236,166, and $200,596 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 6. Short-term borrowings

Short-term borrowings are as follows:

	2007	2006	2005

Notes payable - U.S. Treasury	$502,529	$545,349	$622,050

Notes payable to the U.S. Treasury represents Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at a slight discount to the Federal funds rate. This arrangement is secured by investment securities with an amortized cost of approximately $500,000 at December 31, 2007 and $1,000,000 at December 31, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Short-term borrowings (continued)

The Bank owned 13,819 shares of common stock of the FHLB at December 31, 2007. The Bank is required to maintain an investment of .2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 12% of the Bank’s total assets, or approximately $36,850,000 at December 31, 2007. Long-term advances totaled $17,000,000 under this credit arrangement at December 31, 2007 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings under this facility approximated $1,616,000, $1,047,000 and $1,482,000 for 2007, 2006, and 2005, respectively.

The Bank also has available $7,000,000 in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary. No outstanding borrowings existed under this credit arrangement at December 31, 2007, 2006, and 2005.

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2007	2006	2005

Federal Home Loan Bank of Atlanta, convertible advance	$7,000,000	$7,000,000	$7,000,000
Federal Home Loan Bank of Atlanta, convertible advance	10,000,000	-	-
Mortgage payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through October 2010, secured by real estate	107,135	140,170	170,977

	$17,107,135	$7,140,170	$7,170,977

The Federal Home Loan Bank of Atlanta $7,000,000 convertible advance matures in September 2010, with interest at 5.84%, payable quarterly. The Federal Home Loan Bank of Atlanta has the option of converting the rate to a three-month LIBOR; however, if converted, the borrowing can be repaid without penalty. The proceeds of the convertible advance were used to purchase higher yielding investment securities.

The Federal Home Loan Bank of Atlanta $10,000,000 convertible advance has a final maturity of November, 1, 2017, but is callable monthly. This advance has a 3.28% interest rate, with interest payable monthly. The proceeds of the convertible advance were used to fund loans and purchase investment securities.

At December 31, 2007, the scheduled maturities of long-term borrowings are approximately as follows:

2007

2008	$35,000
2009	38,000
2010	7,034,000
2013 and thereafter	10,000,000

$17,107,000

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

Note 9. Deposits

Major classifications of interest-bearing deposits are as follows:

	2007	2006	2005

NOW and SuperNOW	$23,154,540	$22,274,015	$25,391,363
Money Market	12,948,342	15,341,221	16,746,954
Savings	47,381,613	50,234,238	55,220,132
Certificates of Deposit, $100,000 or more	20,654,230	22,380,391	16,758,682
Other time deposits	80,017,668	89,874,294	71,817,216

	$184,156,393	$200,104,159	$185,934,347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits (continued)

Interest expense on deposits is as follows:

	2007	2006	2005

NOW and SuperNOW	$47,885	$52,047	$39,315
Money Market	103,472	106,264	105,166
Savings	214,998	222,018	241,845
Certificates of Deposit, $100,000 or more	915,889	859,707	490,436
Other time deposits	3,542,181	3,540,835	2,214,814

	$4,824,425	$4,780,871	$3,091,576

At December 31, 2007, the scheduled maturities of time deposits are approximately as follows:

2007

2008	$63,669,000
2009	19,893,000
2010	8,030,000
2011	3,819,000
2012	3,043,000
2013 and thereafter	2,218,000

$100,672,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2,213,000, $2,308,000, and $1,967,000 at December 31, 2007, 2006, and 2005, respectively.

The Bank had no brokered deposits at December 31, 2007, 2006, and 2005.

Note 10. Income Taxes

The components of income tax expense for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
Current:
Federal	$646,449	$493,052	$635,576
State	199,611	167,706	66,430

Total current	846,060	660,758	702,006
Deferred income taxes (benefits):
Federal	(80,277)	25,655	18,967
State	(7,443)	702	9,416

Total deferred	(87,720)	26,357	28,383

Income tax expense	$758,340	$687,115	$730,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005

Income before income taxes	$3,540,481	$3,407,160	$3,505,130

Taxes computed at Federal income tax rate	$1,203,764	$1,158,434	$1,191,745
Increase (decrease) resulting from:
Tax-exempt income	(581,208)	(610,541)	(556,922)
State income taxes, net of Federal income tax benefit	126,832	110,686	43,844
Other	8,952	28,536	51,722

Income tax expense	$758,340	$687,115	$730,389

The components of the net deferred income tax benefits as of December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

Deferred income tax benefits:
Accrued deferred compensation and benefit plan obligations	$-	$-	$32,876
Allowance for credit losses	80,300	90,186	127,467
Alternative minimum tax credits	94,642	37,678	-
Net unrealized depreciation on investment securities available for sale	272,816	199,155	144,806
Reserve for unfunded commitments	78,890	77,240	77,240
Total deferred income tax benefits	526,648	404,259	382,389

Deferred income tax liabilities:
Accumulated depreciation	15,769	42,991	109,270
Accumulated securities discount accretion	57,367	69,137	8,980
Total deferred income tax liabilities	73,136	112,128	118,250

Net deferred income tax benefits	$453,512	$292,131	$264,139

Note 11. Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees. Annual contributions, included in employee benefit expense, totaled $201,321, $200,005 and $180,514 for the years ended December 31, 2007, 2006 and 2005, respectively. The Bank is also making additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of a prior defined benefit pension plan. These additional contributions, also included in employee benefit expense, totaled $37,105, $47,495, and $40,769 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Pension and Profit Sharing Plans (continued)

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan, included in employee benefit expense, totaled $340,254, $335,724, and $343,729 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 12. Post-Retirement Health Care Benefits

The Bank has previously provided health care benefits to employees who retire at age 65 with five years of full time service immediately prior to retirement and two years of participation in the medical benefits plan. In 2001, the Bank amended the plan to include the current Board of Directors and their spouses and the spouses of current retirees. In the first quarter of 2002, the Bank again amended the plan so that all post-retirement healthcare benefits currently provided by the Bank to the above qualified participants terminated on December 31, 2006. The plan was funded only to the extent of the Bank’s monthly payments of insurance premiums, which totaled $50,483 and $62,425 for the years ended December 31, 2006, and 2005, respectively.

The following table sets forth the financial status of the plan at December 31, 2006 and 2005:

	2006	2005
Accumulated post-retirement benefit obligation:
Retirees	$-	$63,489
Unrecognized net gain (loss)	-	21,636

Accrued post-retirement benefit cost	$-	$85,125

Net post-retirement benefit (income) expense for the years ended December 31, 2007, 2006, and 2005 includes the following:

	2006	2005
Interest cost	$3,081	$7,685
Amortization of net (gain) loss	(37,723)	(9,814)

Net post-retirement benefit (income) expense	$(34,642)	$(2,129)

Assumptions used in the accounting for net post-retirement benefit expense were as follows:

	2006	2005

Health care cost trend rate	5.0%	5.0%
Discount rate	6.5%	6.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Post-Retirement Health Care Benefits (continued)

If the assumed health cost trend rate were increased to 6% for 2006 and 2005, the total of the service and interest cost components of net periodic post-retirement health care income cost would increase (decrease) by $0 and ($35) to ($34,642) and ($2,094) as of for the years ended December 31, 2006 and 2005, respectively.

Note 13. Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies. Cash value totaled $7,161,403, $6,892,455, and $5,681,802 at December 31, 2007, 2006, and 2005, respectively. Income on their insurance investment totaled $268,948, $210,653, and $198,121 for 2007, 2006, and 2005, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees (See Note 15). Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 14. Other Operating Expenses

Other operating expenses include the following:

	2007	2006	2005

Professional services	$479,877	$434,465	$465,905
Stationery, printing and supplies	225,709	209,385	246,882
Postage and delivery	222,642	224,856	233,403
FDIC assessment	31,605	33,847	34,953
Directors fees and expenses	210,097	207,796	192,227
Marketing	236,917	232,258	240,177
Data processing	109,797	104,976	105,994
Correspondent bank services	95,407	89,924	87,784
Telephone	157,811	165,529	151,440
Liability insurance	67,959	81,508	96,832
Provision for unfunded commitments	-	-	50,000
Losses and expenses on real estate owned (OREO)	2,905	922	681
Other ATM expense	242,429	235,116	228,710
Other	293,770	343,296	401,457

	$2,376,925	$2,363,878	$2,536,445

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2007	2006	2005
Loan commitments:
Construction and land development	$-	$482,000	$224,000
Other mortgage loans	685,000	528,000	1,881,400

	$685,000	$1,010,000	$2,105,400
Unused lines of credit:
Home-equity lines	$7,507,778	$6,410,947	$6,341,738
Commercial lines	18,335,771	10,805,449	7,581,877
Unsecured consumer lines	815,960	809,802	866,091

	$26,659,509	$18,026,198	$14,789,706

Letters of credit:	$197,000	$296,136	$343,320

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies (continued)

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2007, the Bank has accrued $200,000 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 17. Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. Retained earnings from which dividends may not be paid without prior approval totaled approximately $11,363,000, $9,367,000, and $7,609,000 at December 31, 2007, 2006, and 2005, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. As determined under SFAS No. 123R utilizing the Black-Scholes option pricing model, management of the Company has not recorded any compensation expense for options issued during the years ended December 31, 2007 and 2006, as there would be no material impact in the reported net income. As determined under APB No. 25, net compensation cost of $7,191 has been recognized in the accompanying consolidated financial statements in 2005 (See Note 1).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

		Grant
	Shares	Price

Outstanding December 31, 2004	-

Granted on April 13, 2005, expiring December 2, 2005	5,683	$14.92
Exercised	(2,740)
Expired	(2,943)	$14.92

Outstanding December 31, 2005	-

Granted on June 8, 2006, expiring December 11, 2006	4,755	$14.15
Exercised	(2,395)
Expired	(2,360)	$14.15

Outstanding December 31, 2006	-

Granted on August 9, 2007, expiring December 10, 2007	3,126	$14.02
Exercised	(1,041)
Expired	(2,085)	$14.02

Outstanding December 31, 2007	-

At December 31, 2007, shares of common stock reserved for issuance under the plan totaled 40,009.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2007, 2006, and 2005, shares of common stock purchased under the plan totaled 12,791, 15,113, and 12,708, respectively. At December 31, 2007, shares of common stock reserved for issuance under the plan totaled 138,195.

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

There was no activity under this plan for the years ended December 31, 2007, 2006, and 2005.

At December 31, 2007, shares of common stock reserved for issuance under the plan totaled 261,599.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2007, 2006, and 2005, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

A comparison of capital as of December 31, 2007, 2006, and 2005 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total Capital
(to Risk Weighted Assets)
Company	$36,774,000	17.6%	$16,744,000	8.0%	N/A
Bank	36,592,000	17.5%	16,728,000	8.0%	$20,910,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	35,170,000	16.8%	8,374,000	4.0%	N/A
Bank	34,788,000	16.6%	8,363,000	4.0%	12,544,000	6.0%

Tier I Capital
(to Average Assets)
Company	35,170,000	11.3%	12,494,000	4.0%	N/A
Bank	34,788,000	11.3%	12,271,000	4.0%	15,339,000	5.0%

As of December 31, 2006
Total Capital
(to Risk Weighted Assets)
Company	$35,357,000	17.1%	$16,570,000	8.0%	N/A
Bank	35,240,000	17.0%	16,564,000	8.0%	$20,705,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	33,518,000	16.2%	8,281,000	4.0%	N/A
Bank	33,201,000	16.0%	8,285,000	4.0%	12,427,000	6.0%

Tier I Capital
(to Average Assets)
Company	33,518,000	10.3%	13,017,000	4.0%	N/A
Bank	33,201,000	10.2%	13,046,000	4.0%	16,307,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total Capital
(to Risk Weighted Assets)
Company	$34,257,000	17.0%	$16,121,000	8.0%	N/A
Bank	33,868,000	16.8%	16,128,000	8.0%	$20,160,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	31,856,000	15.8%	8,065,000	4.0%	N/A
Bank	31,467,000	15.6%	8,068,000	4.0%	12,102,693	6.0%

Tier I Capital
(to Average Assets)
Company	31,856,000	10.2%	12,493,000	4.0%	N/A
Bank	31,467,000	10.1%	12,462,000	4.0%	15,578,000	5.0%

Note 18. Earnings Per Common Share

Earnings per common share are calculated as follows:

	2007	2006	2005
Basic:
Net income	$2,782,141	$2,720,045	$2,774,741
Weighted average common shares outstanding	2,489,237	2,472,803	2,456,723
Basic net income per share	$1.12	$1.10	$1.13

Diluted earnings per share calculations were not required for 2007, 2006, and 2005 as there were no options outstanding at December 31, 2007, 2006, and 2005.

In January 2008, the Company declared a six for five stock split effected in the form of a 20% stock dividend.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Fair Values of Financial Instruments

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair value and the related carrying values of the Company’s financial instruments are as follows:

	2007		2006		2005
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$8,220,582	$8,220,582	$9,005,691	$9,005,691	$9,405,148	$9,405,148
Interest-bearing deposits in other financial institutions	5,847,562	5,847,562	342,309	342,309	3,711,524	3,711,524
Federal funds sold	726,916	726,916	3,971,978	3,971,978	2,333,055	2,333,055
Investment securities available for sale	77,182,181	77,182,181	95,811,296	95,811,296	86,128,724	86,128,724
Investment securities held to maturity	683,832	726,193	683,363	729,960	1,151,163	1,238,740
Federal Home Loan Bank Stock	1,381,900	1,381,900	928,000	928,000	918,900	918,900
Maryland Financial Bank Stock	100,000	100,000	100,000	100,000	100,000	100,000
Common stock-Statutory Trust I	155,000	155,000	155,000	155,000	155,000	155,000
Ground rents	202,900	202,900	219,100	219,100	235,700	235,700
Loans, less allowance for credit losses	199,753,132	203,326,000	193,336,604	192,492,000	190,204,998	190,206,000
Accrued interest receivable	1,508,640	1,508,640	1,627,433	1,627,433	1,451,806	1,451,806

Financial liabilities:
Deposits	252,916,766	251,088,000	274,833,457	273,033,000	265,248,268	264,846,000
Short-term borrowings	502,529	502,529	545,349	545,349	622,050	622,050
Long-term borrowings	17,107,135	16,982,135	7,140,170	7,151,651	7,170,977	7,533,950
Dividends payable	385,010	385,010	366,580	366,580	339,005	339,005
Accrued interest payable	134,274	134,274	145,642	145,642	83,111	83,111
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518	171,518	171,518	171,518
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155,000	6,031,097	5,155,000	5,155,000	5,155,000	5,155,000
Unrecognized financial instruments:
Commitments to extend credit	27,344,509	27,344,509	19,036,198	19,036,198	16,895,106	16,895,106
Standby letters of credit	197,000	197,000	296,136	296,136	343,320	343,320

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

Note 20. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 Revised 2007 (SFAS 141R), Business Combinations. SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued Statement No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. On January 1, 2007, the Company adopted SFAS No. 155. The Company has determined that the adoption of this pronouncement did not have a significant impact on the financial statements.

In March 2006, the FASB issued Statement No. 156 (SFAS 156), Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. On January 1, 2007, the Company adopted SFAS No. 156. The Company has determined that the adoption of this pronouncement did not have a significant impact on the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Recently Issued Accounting Pronouncements (continued)

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions should be applied prospectively, except for certain specifically identified financial instruments. The Company is currently reviewing this pronouncement and the impact to the first quarter 2008 financials.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 which is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management will continue to evaluate the impact of adopting this Statement on the Company’s financial statements for future periods.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. On January 1, 2007, the Company adopted FIN 48. The Company has determined that the adoption of this pronouncement did not have a significant impact on the financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, questions arose regarding whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.” An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. On January 1, 2007, the Company adopted EITF 06-5. The Company has determined that the adoption of this pronouncement did not have a significant impact on the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Recently Issued Accounting Pronouncements (continued)

In September 2006, the FASB ratified the consensus reached by the Emerging Issued Task Force (EITF) on Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of this Issue is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, this Issue would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee's active service period with an employer.

The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The effects of this Issue have been analyzed by the Company and disclosed in Note 23. The Company will apply option (a) as a cumulative-effect adjustment to retained earnings effective January 1, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets
December 31,	2007	2006	2005
Assets

Cash	$532,222	$441,919	$483,459
Investment in The Bank of Glen Burnie	34,354,422	32,884,293	31,237,838
Investment in GBB Properties, Inc.	263,787	265,579	266,561
Investment in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Due from subsidiaries	22,709	26,820	22,888
Other assets	119,542	120,000	127,250

Total assets	$35,447,682	$33,893,611	$32,292,996

Liabilities and Stockholders’ Equity

Dividends payable	$385,010	$366,580	$339,005
Accrued interest payable on borrowed funds	171,518	171,518	171,518
Other liabilities	-	-	2,032
Borrowed funds from subsidiary	5,155,000	5,155,000	5,155,000
Total liabilities	5,711,528	5,693,098	5,667,555

Stockholders’ equity:
Common stock	2,498,465	2,484,633	2,056,024
Surplus	11,921,129	11,719,907	11,458,465
Retained earnings	15,750,156	14,312,496	13,341,097
Accumulated other comprehensive loss, net of benefits	(433,596)	(316,523)	(230,145)
Total stockholders’ equity	29,736,154	28,200,513	26,625,441

Total liabilities and stockholders’ equity	$35,447,682	$33,893,611	$32,292,996

The borrowed funds from subsidiary balance represents the junior subordinated debt securities payable to the wholly-owned subsidiary trust that was deconsolidated as a result of applying the provisions of FIN 46. The Company continues to guarantee the capital securities issued by the trust, which totaled $5,000,000 at December 31, 2007. (See Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company Financial Information (continued)

Statements of Income
Years Ended December 31,	2007	2006	2005

Dividends and distributions from subsidiaries	$1,565,000	$1,350,000	$1,245,000
Other income	16,430	16,430	16,430
Interest expense on junior subordinated debentures	(546,430)	(546,430)	(546,430)
Other expenses	(62,271)	(59,453)	(50,397)
Income before income tax benefit and equity in undistributed net income of subsidiaries	972,729	760,547	664,603
Income tax benefit	224,002	227,647	224,149
Change in undistributed net income of subsidiaries	1,585,410	1,731,851	1,885,989

Net income	$2,782,141	$2,720,045	$2,774,741

Statements of Cash Flows
Years Ended December 31,	2007	2006	2005

Cash flows from operating activities:
Net income	$2,782,141	$2,720,045	$2,774,741
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	458	7,250	5,000
Decrease (increase) in due from subsidiaries	4,111	(3,932)	(2,123)
Decrease in other liabilities	-	(2,032)	(2,345)
Change in undistributed net income of subsidiaries	(1,585,410)	(1,731,851)	(1,885,989)

Net cash provided by operating activities	1,201,300	989,480	889,284

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	200,459	245,059	256,115
Proceeds from issuance of common stock	14,595	33,891	40,867
Dividends paid	(1,326,051)	(1,309,970)	(1,156,492)

Net cash used in financing activities	(1,110,997)	(1,031,020)	(859,510)

Increase (decrease) in cash	90,303	(41,540)	29,774

Cash, beginning of year	441,919	483,459	453,685

Cash, end of year	$532,222	$441,919	$483,459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2007
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,487	$4,476	$4,465	$4,409
Interest expense	1,506	1,441	1,507	1,517
Net interest income	2,981	3,035	2,958	2,892
Provision for credit losses	-	-	20	30
Net securities gains	-	115	4	1
Income before income taxes	903	1,049	873	715
Net income	700	785	691	606
Net income per share (basic and diluted)	$0.28	$0.32	$0.28	$0.24

2006
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,542	$4,492	$4,447	$4,174
Interest expense	1,609	1,538	1,480	1,206
Net interest income	2,933	2,954	2,967	2,968
Provision for credit losses	62	-	-	-
Net securities gains	106	70	-	-
Income before income taxes	903	912	844	748
Net income	609	772	713	626
Net income per share (basic and diluted)	$0.25	$0.31	$0.29	$0.25

2005
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,127	$4,094	$3,957	$3,920
Interest expense	1,133	1,080	989	930
Net interest income	2,994	3,014	2,968	2,990
Provision for credit losses	-	(50)	-	-
Net securities gains	28	26	45	3
Income before income taxes	909	935	819	842
Net income	671	742	674	688
Net income per share (basic and diluted)	$0.28	$0.30	$0.27	$0.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Subsequent Events

BOLI Accrual

The Bank owns life insurance policies on certain executive level employees of the Bank and has entered into “split dollar” death benefit agreements with those employees, which will remain in effect after the employees reach retirement, and which provide for death benefits paid to designated beneficiaries. These arrangements constitute post retirement benefits under Emerging Issue Task Force Issue No. 06-4, entitled “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements”, which must be adopted for 2008.

This pronouncement requires the recording of expense and liability for these post retirement benefits prior to retirement, based on the present value of the future benefits, calculated on life expectancies, post retirement term insurance costs, and related amounts of death benefits being provided. Ultimately, at the time of death, the Bank will record income equal to cumulative accrued expense related to an employee.

Accordingly, the Bank will be adopting this pronouncement as of January 1, 2008, and, in accordance with its provisions, will record a cumulative accrued expense of approximately $180,000, with a corresponding reduction in stockholder’s equity.

Stock Repurchase Plan

In February 2008, the Bank approved a common stock repurchased plan to repurchase up to $1,000,000 of common stock at a price not to exceed $12.50 per share.