Form 10-Q
period 2008-03-31
GLEN BURNIE BANCORP
filed 2008-04-24
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated Filer  ☐Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 16, 2008, the number of shares outstanding of the registrant’s common stock was 2,991,268.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$11,326	$8,221
Interest-bearing deposits in other financial institutions	1,011	5,847
Federal funds sold	52	727
Cash and cash equivalents	12,389	14,795
Investment securities available for sale, at fair value	82,980	77,182
Investment securities held to maturity, at cost (fair value March 31: $734; December 31: $726)	684	684
Federal Home Loan Bank stock, at cost	1,363	1,382
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses (March 31: $1,349; December 31: $1,604)	203,997	199,753
Premises and equipment, at cost, less accumulated depreciation	3,185	3,088
Other real estate owned	50	50
Cash value of life insurance	7,229	7,161
Other assets	2,583	2,924
Total assets	$314,715	$307,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$261,012	$252,917
Short-term borrowings	143	503
Long-term borrowings	17,099	17,107
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,348	1,856
Total liabilities	284,757	277,538
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: March 31: 2,991,268 shares; December 31: 2,498,465 shares	2,991	2,499
Surplus	11,848	11,921
Retained earnings	15,306	15,750
Accumulated other comprehensive loss, net of tax benefits	(187)	(434)
Total stockholders’ equity	29,958	29,736
Total liabilities and stockholders’ equity	$314,715	$307,274

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income on:
Loans, including fees	$3,373	$3,171
U.S. Treasury and U.S. Government agency securities	564	702
State and municipal securities	347	388
Other	129	148
Total interest income	4,413	4,409
Interest expense on:
Deposits	1,222	1,271
Short-term borrowings	1	4
Long-term borrowings	188	105
Junior subordinated debentures	137	137
Total interest expense	1,548	1,517
Net interest income	2,865	2,892
Provision for credit losses	55	30
Net interest income after provision for credit losses	2,810	2,862
Other income:
Service charges on deposit accounts	191	193
Other fees and commissions	199	207
Other non-interest income	3	3
Income on life insurance	68	67
Gains on investment securities	7	1
Total other income	468	471
Other expenses:
Salaries and employee benefits	1,589	1,599
Occupancy	229	232
Other expenses	835	787
Total other expenses	2,653	2,618
Income before income taxes	625	715
Income tax expense	89	109
Net income	$536	$606
Basic and diluted earnings per share of common stock	$0.18	$0.20
Weighted average shares of common stock outstanding	2,996,496	2,984,587
Dividends declared per share of common stock	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$536	$606

Other comprehensive income (loss) , net of tax
Unrealized gains (losses) securities:
Unrealized holding gains (losses) arising during the period	248	144
Reclassification adjustment for gains included in net income	(1)	(1)
Comprehensive income	$783	$749

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$536	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	168	145
Provision for credit losses	55	30
Gains on disposals of assets, net	(7)	(1)
Income on investment in life insurance	(68)	(67)
Changes in assets and liabilities:
Decrease in other assets	164	101
Decrease in other liabilities	(559)	(652)
Net cash provided by operating activities	289	162
Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	1,247	1,719
Proceeds from maturities and sales of other investment securities	3,007	781
Purchases of investment securities	(9,692)	(2,720)
Sales of Federal Home Loan Bank stock	19	41
Increase in loans, net	(4,299)	(743)
Purchases of premises and equipment	(194)	(30)
Net cash used by investing activities	(9,912)	(952)
Cash flows from financing activities:
Increase in deposits, net	8,095	3,320
Decrease in short-term borrowings	(360)	(273)
Repayment of long-term borrowings	(8)	(8)
Repurchase and retirement of common stock	(123)	-
Dividends paid	(430)	(415)
Common stock dividends reinvested	43	48
Net cash provided by financing activities	7,217	2,672
(Decrease) increase in cash and cash equivalents	(2,406)	1,882
Cash and cash equivalents, beginning of year	14,795	13,320
Cash and cash equivalents, end of period	$12,389	$15,202

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2008 and 2007.

Operating results for the three month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Information for net income, dividends declared per share, basic and diluted earnings per share, and weighted average shares of common stock outstanding for prior periods have been restated to reflect 499,559 shares of common stock issued in a 20% stock dividend paid in January 2008.

	Three Months Ended March 31,
	2008	2007
Basic and diluted:
Net income	$536,000	$606,000
Weighted average common shares outstanding	2,996,496	2,984,587
Basic and dilutive net income per share	$0.18	$0.20

Diluted earnings per share calculations were not required for the three months ended March 31, 2008 and 2007, since there were no options outstanding.

NOTE 3 – REPURCHASE AND RETIREMENT OF COMMON STOCK

In February 2008, the Company approved a common stock repurchase plan to repurchase up to $1,000,000 of common stock at a price not to exceed $12.50 per share. During the three month period ended March 31, 2008, the Company repurchased and retired 10,800 shares of common stock at an average price of $11.35 per share, for a total of $122,634.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted Emerging Issue Task Force Issue (“EITF”) No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements, which established recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In the first quarter 2008, the Company recognized a change in accounting principle through a cumulative-effect adjustment to retained earnings of $179,794.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB agreed to defer the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these financial and nonfinancial assets and liabilities that are remeasured at least annually, this statement is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities”. This statement is effective for fiscal years beginning after November 15, 2007. The Company will not elect the fair value option for any of its financial assets or financial liabilities.

NOTE 5 – FAIR VALUE

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:
☐	Level 1 - Quoted prices in active markets for identical securities

☐	Level 2 - Other significant observable inputs (including quoted prices in active markets for similar securities)

☐	Level 3 - Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.

The following table presents fair value measurements as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investment securities	$-	82,980	-	$82,980

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net interest income before provision for credit losses, for the first quarter, was $2,892,000 in 2007 compared to $2,865,000 in 2008, a 0.94 % decrease. Interest income for the first quarter increased from $4,409,000 in 2007 to $4,413,000 in 2008, a 0.09% increase. Total interest expense for the quarter increased from $1,517,000 in 2007 to $1,548,000 in 2008, a 2.05% increase. The Company realized consolidated net income of $536,000 for the first quarter of 2008 compared to $606,000 for the first quarter of 2007, an 11.56% decrease. The decrease was primarily due to a decline in net interest income and an increase in other non interest expenses.

Overall, deposits declined by approximately $17 million from the first quarter of 2007 to the first quarter of 2008. While some of the decline can be attributed to the termination of our high yielding fifteen month certificate of deposit product which terminated later in 2007, we believe that the decline in deposits is also due to the overall decline in the economy and recent interest rate cuts and the desire by some depositors to obtain higher returns. Comparing the same two periods, loans increased by $9,492,000 in the 2008 period from the 2007 period. Since deposits declined and loans increased, the Bank funded the increase through the sale of securities holdings and additional long term borrowings from the Federal Home Loan Bank of Atlanta. These borrowings were at a higher interest rate than the deposits they replaced, resulting in a decline in the net interest margin.

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

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $536,000 ($0.18 basic and diluted earnings per share) for the first quarter of 2008, compared to the first quarter 2007 consolidated net income of $606,000 ($0.20 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to increases in the provision for loan losses, interest expense on long-term borrowings and other expenses partially offset by increases in interest on loans, decreases in deposit expense, decreases in salaries and employee benefits and a decrease in income tax expense.

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2008 was $2,865,000, compared to $2,892,000 for the same period in 2007, a decrease of $27,000 (0.94%) for the three month period.

Interest income increased $4,000 (0.09%) for the three month period ended March 31, 2008, compared to the same period in 2007. Interest income on loans during the 2008 period increased because of an increase in the average loan balance, while other interest income categories decreased during the period.

Interest expense increased $31,000 (2.05%) for the three months ended March 31, 2008, compared to the same 2007 periods. The increase in interest expense for the three month period ended March 31, 2008 was due to an increase in long-term borrowings, partially offset by a decrease in interest paid on deposits.

Net interest margin for the three months ended March 31, 2008 was 4.43%, compared to tax equivalent net interest margin of 4.47% for the three months ended March 31, 2007.

Provision for Credit Losses. The Company made a provision for credit losses of $55,000 during the three month period ended March 31, 2008 and $30,000 for credit losses during the three month period ended March 31, 2007. As of March 31, 2008, the allowance for credit losses equaled 181.56% of non-accrual and past due loans compared to 188.27% at December 31, 2007 and 929.90% at March 31, 2007. During the three month period ended March 31, 2008, the Company recorded net charge-offs of $310,000, compared to net charge-offs of $65,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2008 period represent 0.61% of the average loan portfolio.

Other Income. Other income decreased from $471,000 for the three month period ended March 31, 2007, to $468,000 for the corresponding 2008 period, a $3,000 (0.64%) decrease. The decrease for the three month period was primarily due to a decrease in other fees and commissions partially offset by gains on investment securities.

Other Expenses. Other expenses increased from $2,618,000 for the three month period ended March 31, 2007, to $2,653,000 for the corresponding 2008 period, a $35,000 (1.34%) increase. The increase for the three month period was primarily due to an increase in other expenses partially offset by a decrease in salaries and employee benefits.

Income Taxes. During the three months ended March 31, 2008, the Company recorded income tax expense of $89,000, compared to income tax expense of $109,000, for the corresponding period of the prior year. The Company’s effective tax rate for the three month period in 2008 was 14.24%, compared to 15.25% for the prior year period. The decrease in the effective tax rate for the three month period was due to a decrease in the amount of income subject to the marginal tax rate.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the first quarter of 2008, comprehensive income, net of tax, totaled $783,000, compared to the March 31, 2007 total of $749,000. The increase for the three month period was due primarily to the decrease in unrealized losses on available for sale securities.

FINANCIAL CONDITION

General. The Company’s assets increased to $314,715,000 at March 31, 2008 from $307,274,000 at December 31, 2007, primarily due to an increase in investment securities and loans, partially offset by a decrease in cash and cash equivalents. The Bank’s net loans totaled $203,997,000 at March 31, 2008, compared to $199,753,000 at December 31, 2007, an increase of $4,244,000 (2.13%), primarily attributable to an increase in refinanced mortgages, commercial construction, mortgage participations purchased, commercial mortgages and secured time and demand business loans, partially offset by a decrease in indirect loans.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $83,644,000 at March 31, 2008, a $5,798,000 (7.45%) increase from $77,866,000 at December 31, 2007. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2008, totaled $12,389,000, a decrease of $2,406,000 (16.26%) from the December 31, 2007 total of $14,795,000. The aggregate market value of investment securities held by the Bank as of March 31, 2008 was $83,714,000 compared to $77,908,000 as of December 31, 2007, a $5,806,000 (7.45%) increase.

Deposits as of March 31, 2008 totaled $261,012,000, which is an increase of $8,095,000 (3.20%) from $252,917,000 at December 31, 2007. Demand deposits as of March 31, 2008 totaled $71,852,000, which is an increase of $3,092,000 (4.50%) from $68,760,000 at December 31, 2007. NOW accounts as of March 31, 2008 totaled $21,932,000, which is a decrease of $1,223,000 (5.29%) from $23,155,000 at December 31, 2007. Money market accounts as of March 31, 2008 totaled $13,143,000, which is an increase of $195,000 (1.51%), from $12,948,000 at December 31, 2007. Savings deposits as of March 31, 2008 totaled $47,393,000, which is an increase of $11,000 (0.03%) from $47,382,000 at December 31, 2007.  Certificates of deposit over $100,000 totaled $22,593,000 on March 31, 2008, which is an increase of $1,939,000 (9.39%) from $20,654,000 at December 31, 2007. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $84,099,000 on March 31, 2008, which is a $4,083,000 (5.11%) increase from the $80,016,000 total at December 31, 2007.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At March 31, 2008	At December 31, 2007
	(Dollars in Thousands)
Restructured loans	$-	$578

Non-accrual loans:
Real-estate - mortgage:
Residential	$-	$-
Commercial	-	-
Real-estate - construction	-	-
Installment	105	212
Credit card and related	-	-
Commercial	2	-

Total non-accrual loans	107	212

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	509	512
Commercial	-	-
Real-estate - construction	-	-
Installment	-	-
Credit card and related	-	-
Commercial	126	128
Other	1	-

Total accruing loans past due 90 days or more	636	640

Total non-accrual loans and past due loans	$743	$852

Non-accrual and past due loans to gross loans	0.36%	0.43%

Allowance for credit losses to non-accrual and past due loans	181.56%	188.27%

At March 31, 2008, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $0 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)
Beginning balance	$1,604	$1,839

Charge-offs	(399)	(126)
Recoveries	89	61
Net charge-offs	(310)	(65)
Provisions charged to operations	55	30

Ending balance	$1,349	$1,804

Average loans	$201,688	$193,295

Net charge-offs to average loans (annualized)	0.61%	0.13%

Reserve for Unfunded Commitments. As of March 31, 2008, the Bank had outstanding commitments totaling $33,714,066. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2008.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2008.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$11,326
Federal funds and overnight deposits	1,063	-	-	-	1,063
Securities	-	1,007	8,244	74,413	83,664
Loans	12,945	11,563	77,508	101,981	203,997
Fixed assets	-	-	-	-	3,185
Other assets	-	-	-	-	11,480

Total assets	$14,008	$12,570	$85,752	$176,394	$314,715

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$71,852
NOW accounts	21,932	-	-	-	21,932
Money market deposit accounts	13,143	-	-	-	13,143
Savings accounts	47,393	-	-	-	47,393
IRA accounts	2,622	11,181	15,464	1,339	30,606
Certificates of deposit	11,673	44,281	19,826	306	76,086
Short-term borrowings	143	-	-	-	143
Long-term borrowings	9	27	7,063	10,000	17,099
Other liabilities	-	-	-	-	1,348
Junior subordinated debenture	-	-	5,155	-	5,155
Stockholders’ equity:	-	-	-	-	29,958

Total liabilities and stockholders' equity	$96,915	$55,489	$47,508	$11,645	$314,715

GAP	$(82,907)	$(42,919)	$38,244	$164,749
Cumulative GAP	$(82,907)	$(125,826)	$(87,582)	$77,167
Cumulative GAP as a % of total assets	-26.34%	-39.98%	-27.83%	24.52%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2008, totaled $12,389,000, a decrease of $2,406,000 (16.27%) from the December 31, 2007 total of $14,795,000.

As of March 31, 2008, the Bank was permitted to draw on a $61,930,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of March 31, 2008, a $7.0 million long-term convertible advance was outstanding. There was also a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017.) In addition the Bank has an unsecured federal funds line of credit in the amount of $7.0 million from another commercial bank. Furthermore, as of March 31, 2008, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity increased $222,000 (0.75%) during the three months ended March 31, 2008, due mainly to an decrease in accumulated other comprehensive loss, net of tax benefits, and an increase in common stock, offset by decreases in retained earnings and surplus. The Company’s accumulated other comprehensive loss, net of tax benefits decreased by $247,000 (56.92%) from ($434,000) at December 31, 2007 to ($187,000) at March 31, 2008, as a result of an increase in the market value of securities classified as available for sale. Retained earnings decreased by $444,000 (2.82%) as the result of the Company’s earnings for the three months, offset by dividends, the stock split done in January and the adjustment done for postretirement benefits. In addition, $43,023 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2008, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 11.18%, a Tier 1 risk-based capital ratio of 16.29% and a total risk-based capital ratio of 17.02%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 19, 2008 - February 29, 2008		$-	-	$-
March 1, 2008 - March 31, 2008	10,800	$11.35	10,800	$877,366

Total	10,800	$11.35	10,800	$877,366

On February 19, 2008, the Company announced a stock buyback program and authorized the purchase of up to $1,000,000 of common stock at a price not to exceed $12.50 per share. Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions. Unless extended by the Company’s Board of Directors, the program will terminate on the earlier of December 31, 2008 or when $1,000,000 in market purchase price of shares of common stock have been repurchased by the Company pursuant to the program (unless increased or decreased by the Board of Directors).

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated April 24, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: April 24, 2008	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer