Form 10-Q
period 2008-06-30
GLEN BURNIE BANCORP
filed 2008-07-25
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2008

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

At July 18, 2008, the number of shares outstanding of the registrant’s common stock was 2,982,409.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, June 30, 2008
	(unaudited) and December 31, 2007 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Six
	Months Ended June 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income for
	the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2008 and 2007(unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits	16

	Signatures	18

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$10,142	$8,221
Interest-bearing deposits in other financial institutions	100	5,847
Federal funds sold	52	727
Cash and cash equivalents	10,294	14,795
Investment securities available for sale, at fair value	77,013	77,182
Investment securities held to maturity, at cost (fair value June 30: $724; December 31: $726)	684	684
Federal Home Loan Bank stock, at cost	1,601	1,382
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses (June 30: $1,428; December 31: $1,604)	215,267	199,753
Premises and equipment, at cost, less accumulated depreciation	3,189	3,088
Other real estate owned	50	50
Cash value of life insurance	7,297	7,161
Other assets	3,724	2,924

Total assets	$319,374	$307,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$259,421	$252,917
Short-term borrowings	6,785	503
Long-term borrowings	17,090	17,107
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,804	1,856
Total liabilities	290,255	277,538

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: June 30: 2,982,409 shares; December 31: 2,498,465 shares	2,982	2,499
Surplus	11,741	11,921
Retained earnings	15,612	15,750
Accumulated other comprehensive loss, net of tax benefits	(1,216)	(434)
Total stockholders’ equity	29,119	29,736

Total liabilities and stockholders’ equity	$319,374	$307,274

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income on:
Loans, including fees	$3,489	$3,251	$6,862	$6,422
U.S. Treasury and U.S. Government agency securities	553	691	1,117	1,393
State and municipal securities	373	388	720	776
Other	77	135	206	283
Total interest income	4,492	4,465	8,905	8,874

Interest expense on:
Deposits	1,159	1,234	2,381	2,505
Short-term borrowings	16	31	17	35
Long-term borrowings	188	106	376	211
Junior subordinated debentures	136	136	273	273
Total interest expense	1,499	1,507	3,047	3,024

Net interest income	2,993	2,958	5,858	5,850

Provision for credit losses	152	20	207	50

Net interest income after provision for credit losses	2,841	2,938	5,651	5,800

Other income:
Service charges on deposit accounts	182	206	373	399
Other fees and commissions	216	234	415	441
Other non-interest income	-	6	3	9
Income on life insurance	68	65	136	132
Gains on investment securities	48	4	55	5
Total other income	514	515	982	986

Other expenses:
Salaries and employee benefits	1,587	1,569	3,176	3,168
Occupancy	227	217	456	449
Other expenses	798	794	1,633	1,581
Total other expenses	2,612	2,580	5,265	5,198

Income before income taxes	743	873	1,368	1,588

Income tax expense	139	182	228	291

Net income	$604	$691	$1,140	$1,297

Basic and diluted earnings per share of common stock	$0.20	$0.23	$0.38	$0.43

Weighted average shares of common stock outstanding	2,989,343	2,987,333	2,992,761	2,985,972

Dividends declared per share of common stock	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$604	$691	$1,140	$1,297

Other comprehensive (loss) income, net of tax

Unrealized gains (losses) securities:

Unrealized holding losses arising during the period	(1,000)	(1,130)	(748)	(980)

Reclassification adjustment for gains included in net income	(29)	(2)	(34)	(9)

Comprehensive (loss) income	$(425)	$(441)	$358	$308

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,140	$1,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	282	268
Provision for credit losses	207	50
Gains on disposals of assets, net	(38)	(5)
Income on investment in life insurance	(136)	(133)
Changes in assets and liabilities:
Increase in other assets	(277)	(77)
Decrease in other liabilities	(103)	(281)

Net cash provided by operating activities	1,075	1,119

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	6,674	5,113
Proceeds from maturities and sales of other investment securities	5,170	8,365
Purchases of investment securities	(12,982)	(3,120)
Purchases of Federal Home Loan Bank stock	(219)	(116)
Increase in loans, net	(15,721)	(2,209)
Purchases of premises and equipment	(343)	(64)

Net cash (used) provided by investing activities	(17,421)	7,969

Cash flows from financing activities:
Increase (decrease) in deposits, net	6,504	(10,876)
Increase in short-term borrowings	6,282	3,224
Repayment of long-term borrowings	(17)	(16)
Repurchase and retirement of common stock	(282)	-
Dividends paid	(728)	(710)
Common stock dividends reinvested	86	93

Net cash provided (used) by financing activities	11,845	(8,285)

(Decrease) increase in cash and cash equivalents	(4,501)	803

Cash and cash equivalents, beginning of year	14,795	13,320

Cash and cash equivalents, end of period	$10,294	$14,123

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2008 and 2007.

Operating results for the three and six month periods ended June 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic and diluted:
Net income	$604,000	$691,000	$1,140,000	$1,297,000
Weighted average common shares outstanding	2,989,343	2,987,333	2,992,761	2,985,972
Basic and dilutive net income per share	$0.20	$0.23	$0.38	$0.43

Diluted earnings per share calculations were not required for the three and six months ended June 30, 2008 and 2007, since there were no options outstanding.

NOTE 3 – REPURCHASE AND RETIREMENT OF COMMON STOCK

In February 2008, the Company approved a common stock repurchase plan to repurchase up to $1,000,000 of common stock at a price not to exceed $12.50 per share. During the three month period ended March 31, 2008, the Company repurchased and retired 10,800 shares of common stock at an average price of $11.35 per share, for a total of $122,634. During the three month period ended June 30, 2008, the Company repurchased and retired 13,000 shares of common stock at an average price of $12.27 per share, for a total of $159,434.

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

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:

☐ Level 1 – Quoted prices in active markets for identical securities

☐ Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

☐ Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.

The following table presents fair value measurements as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investment securities	$-	77,013	-	$77,013

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Net interest income before provision for credit losses, for the second quarter, was $2,958,000 in 2007 compared to $2,993,000 in 2008, a 1.19 % increase. Interest income for the second quarter increased from $4,465,000 in 2007 to $4,492,000 in 2008, a 0.61% increase. Total interest expense for the quarter decreased from $1,507,000 in 2007 to $1,499,000 in 2008, a 0.53% decrease. The Company realized consolidated net income of $604,000 for the second quarter of 2008 compared to $691,000 for the second quarter of 2007, a 12.59% decrease. The decrease was primarily due to an increase in provision for credit losses. Year-to-date net interest income before provision for credit losses was $5,850,000 in 2007 compared to $5,858,000 in 2008, a 0.14 % increase. Interest income year-to-date increased from $8,874,000 in 2007 to $8,905,000 in 2008, a 0.35% increase. Total interest expense year-to-date increased from $3,024,000 in 2007 to $3,047,000 in 2008, a 0.76% increase. The Company realized consolidated net income of $1,140,000 for the first six months of 2008 compared to $1,297,000 for the first six months of 2007, a 12.11% decrease. The decrease was primarily due to an increase in provision for credit losses and an increase in other non interest expenses.

Since December 31, 2007 deposits have increased by $6,504,000 and loans have increased by $15,514,000. As a result, cash and equivalents have decreased by $4,501,000 and short-term borrowings from the Federal Home Loan Bank of Atlanta have increased by $6,282,000. These short-term borrowings are currently at rates equivalent to our average cost of deposits, however we anticipate replacing these short-term borrowings with either time deposits or long-term borrowings to reduce our interest rate volatility.

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $604,000 ($0.20 basic and diluted earnings per share) for the second quarter of 2008, compared to the second quarter 2007 consolidated net income of $691,000 ($0.23 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to increases in the provision for loan losses, interest expense on long-term borrowings and other expenses partially offset by increases in interest on loans, decreases in deposit expense, and a decrease in income tax expense. Year-to-date consolidated net income was $1,140,000 ($0.38 basic and diluted earnings per share) for the six months ended June 30, 2008, compared to the six months ended June 30, 2007 consolidated net income of $1,297,000 ($0.43 basic and diluted earnings per share).

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2008 was $2,993,000 and $5,858,000, respectively, compared to $2,958,000 and $5,850,000 for the same period in 2007, an increase of $35,000 (1.19%) for the three month period and an increase of $8,000 (0.14%) for the six month period.

Interest income increased $27,000 (0.61%) and $31,000 (0.35%) for the three and six months ended June 30, 2008, compared to the same periods in 2007. Interest income increased for the three and six month periods due to an increase in loan income, partially offset by a decrease in U.S. Government agency securities.

Interest expense decreased $8,000 (0.53%) and increased $23,000 (0.76%), respectively, for the three and six months ended June 30, 2008, compared to the same 2007 periods. The decrease in interest expense for the three month period ended June 30, 2008 was due to a decrease in interest paid on deposits, partially offset by an increase in interest on long-term borrowings. The increase for the six month period was due to an increase in interest on long-term borrowing, partially offset by a decrease in deposit interest.

Net interest margin for the three and six months ended June 30, 2008 were 4.39% and 4.33%, compared to tax equivalent net interest margin of 4.43% and 4.44% for the three and six months ended June 30, 2007.

Provision for Credit Losses. The Company made a provision for credit losses of $152,000 and $207,000 during the three and six month period ended June 30, 2008 and $20,000 and $50,000 for credit losses during the three and six month period ended June 30, 2007. As of June 30, 2008, the allowance for credit losses equaled 211.87% of non-accrual and past due loans compared to 188.27% at December 31, 2007 and 926.32% at June 30, 2007. During the three and six month period ended June 30, 2008, the Company recorded net charge-offs of $73,000 and $383,000, compared to net charge-offs of $64,000 and $129,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2008 period represent 0.38% of the average loan portfolio.

Other Income. Other income decreased from $515,000 for the three month period ended June 30, 2007, to $514,000 for the corresponding 2008 period, a $1,000 (0.19%) decrease. For the six month period, other income decreased from $986,000 at June 30, 2007, to $982,000 for the corresponding 2008 period, a $4,000 (0.41%) decrease. The decrease for the three and six month period was primarily due to a decrease in other fees and commissions and service charges partially offset by gains on investment securities.

Other Expenses. Other expenses increased from $2,580,000 for the three month period ended June 30, 2007, to $2,612,000 for the corresponding 2008 period, a $32,000 (1.24%) increase. For the six month period, other expenses increased from $5,198,000 at June 30, 2007, to $5,265,000 for the corresponding 2008 period, a $67,000 (1.29%) increase. The increase for the three month period was primarily due to an increase in salaries and employee benefits. The increase for the six month period was primarily due to an increase in other expenses.

Income Taxes. During the three and six months ended June 30, 2008, the Company recorded income tax expense of $139,000 and $228,000, respectively, compared to income tax expense of $182,000 and $291,000, for the corresponding period of the prior year. The Company’s effective tax rate for the three and six month period in 2008 was 18.71% and 16.67%, respectively, compared to 20.85% and 18.32% for the prior year period. The decrease in the effective tax rate for the three and six month period was due to a decrease in the amount of income subject to the marginal tax rate.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the second quarter of 2008, comprehensive income, net of tax, totaled ($425,000), compared to the June 30, 2007 total of ($441,000). Year-to-date comprehensive income, net of tax, totaled $358,000, as of June 30, 2008, compared to the June 30, 2007 total of $308,000. The decrease for the three and six month period was due primarily to the increase in unrealized holding losses on available for sale securities.

FINANCIAL CONDITION

General. The Company’s assets increased to $319,374,000 at June 30, 2008 from $307,274,000 at December 31, 2007, primarily due to an increase in loans, partially offset by a decrease in cash and cash equivalents. The Bank’s net loans totaled $215,267,000 at June 30, 2008, compared to $199,753,000 at December 31, 2007, an increase of $15,514,000 (7.76%), primarily attributable to an increase in refinanced mortgages, commercial construction, mortgage participations purchased, and commercial mortgages, partially offset by a decrease in indirect loans.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $77,697,000 at June 30, 2008, a $169,000 (0.22%) increase from $77,866,000 at December 31, 2007. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2008, totaled $10,294,000, a decrease of $4,501,000 (30.43%) from the December 31, 2007 total of $14,795,000. The aggregate market value of investment securities held by the Bank as of June 30, 2008 was $77,737,000 compared to $77,908,000 as of December 31, 2007, a $171,000 (0.22%) decrease.

Deposits as of June 30, 2008 totaled $259,421,000, which is an increase of $6,504,000 (2.58%) from $252,917,000 at December 31, 2007. Demand deposits as of June 30, 2008 totaled $69,727,000, which is an increase of $967,000 (1.40%) from $68,760,000 at December 31, 2007. NOW accounts as of June 30, 2008 totaled $21,329,000, which is a decrease of $1,826,000 (7.89%) from $23,155,000 at December 31, 2007. Money market accounts as of June 30, 2008 totaled $14,181,000, which is an increase of $1,233,000 (9.53%), from $12,948,000 at December 31, 2007. Savings deposits as of June 30, 2008 totaled $48,871,000, which is an increase of $1,489,000 (3.15%) from $47,382,000 at December 31, 2007.  Certificates of deposit over $100,000 totaled $21,808,000 on June 30, 2008, which is an increase of $1,154,000 (5.59%) from $20,654,000 at December 31, 2007. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $83,504,000 on June 30, 2008, which is a $3,488,000 (4.36%) increase from the $80,016,000 total at December 31, 2007.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At June 30,	At December 31,
	2008	2007
	(Dollars in Thousands)

Restructured loans	$-	$578

Non-accrual loans:
Real-estate - mortgage:
Residential	$-	$-
Commercial	-	-
Real-estate - construction	-	-
Installment	139	212
Credit card and related	-	-
Commercial	-	-

Total non-accrual loans	139	212

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	514	512
Commercial	-	-
Real-estate - construction	-	-
Installment	21	-
Credit card and related	-	-
Commercial	-	128
Other	-	-

Total accruing loans past due 90 days or more	535	640

Total non-accrual loans and past due loans	$674	$852

Non-accrual and past due loans to gross loans	0.32%	0.43%

Allowance for credit losses to non-accrual and past due loans	211.87%	188.27%

At June 30, 2008, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $0 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$1,604	$1,839

Charge-offs	(568)	(305)
Recoveries	185	176
Net charge-offs	(383)	(129)
Provisions charged to operations	207	50

Ending balance	$1,428	$1,760

Average loans	$205,732	$194,121

Net charge-offs to average loans (annualized)	0.38%	0.13%

Reserve for Unfunded Commitments. As of June 30, 2008, the Bank had outstanding commitments totaling $35,546,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2008.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2008.

	0-3 Months	Over 3 to 12 Months	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$10,142
Federal funds and overnight deposits	152	-	-	-	152
Securities	-	-	7,466	70,231	77,697
Loans	12,496	10,828	81,580	110,363	215,267
Fixed assets	-	-	-	-	3,189
Other assets	-	-	-	-	12,927

Total assets	$12,648	$10,828	$89,046	$180,594	$319,374

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$69,727
NOW accounts	21,329	-	-	-	21,329
Money market deposit accounts	14,181	-	-	-	14,181
Savings accounts	48,871	-	-	-	48,871
IRA accounts	4,795	9,686	14,962	970	30,413
Certificates of deposit	23,332	37,324	13,836	408	74,900
Short-term borrowings	6,785	-	-	-	6,785
Long-term borrowings	9	28	7,053	10,000	17,090
Other liabilities	-	-	-	-	1,804
Junior subordinated debenture	-	-	5,155	-	5,155
Stockholders’ equity:	-	-	-	-	29,119

Total liabilities and stockholders' equity	$119,302	$47,038	$41,006	$11,378	$319,374

GAP	$(106,654)	$(36,210)	$48,040	$169,216
Cumulative GAP	$(106,654)	$(142,864)	$(94,824)	$74,392
Cumulative GAP as a % of total assets	-33.39%	-44.73%	-29.69%	23.29%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2008, totaled $10,294,000, a decrease of $4,501,000 (30.43%) from the December 31, 2007 total of $14,795,000.

As of June 30, 2008, the Bank was permitted to draw on a $62,880,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of June 30, 2008, a $7.0 million long-term convertible advance was outstanding. There was also a $10 million convertible advance outstanding (callable monthly and with a final maturity of November 1, 2017.) An additional $6.3 million was drawn on FHLB for short-term liquidity needs during the second quarter and this was also outstanding. In addition the Bank has an unsecured federal funds line of credit in the amount of $7.0 million from another commercial bank. Furthermore, as of June 30, 2008, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity decreased $617,000 (2.08%) during the three months ended June 30, 2008, due mainly to an increase in accumulated other comprehensive loss, net of tax benefits, and an increase in common stock, offset by decreases in retained earnings and surplus. The Company’s accumulated other comprehensive loss, net of tax benefits increased by ($782,000) (180.19%) from ($434,000) at December 31, 2007 to ($1,216,000) at June 30, 2008, as a result of a decrease in the market value of securities classified as available for sale. Retained earnings decreased by $138,000 (0.88%) as the result of the Company’s earnings for the six months, offset by dividends, the stock split done in January and the adjustment done for postretirement benefits. In addition, $86,521 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2008, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 11.07%, a Tier 1 risk-based capital ratio of 15.43% and a total risk-based capital ratio of 16.15%.

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

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	-	$-	-	$877,366
May 1, 2008 – May 31, 2008	-	$-	-	$877,366
June 1, 2008 – June 30, 2008	13,000	$12.26	13,000	$717,932
Total	13,000	$12.26	13,000	$717,932

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

On May 8, 2008, the Company held its Annual Meeting of Stockholders. The matters submitted to the stockholders for a vote were: (i) the election of four directors; and (ii) the authorization to select an outside auditing firm for the Company’s fiscal year ending December 31, 2008. The nominees submitted for election as directors were John E. Demyan, F. W. Kuethe, III, Charles Lynch, Jr and Mary Lou Wilcox.

At the Meeting, at least 2,153,471 shares were voted in favor of each nominee, no more than 188,517 shares were voted to withhold approval of any director. As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified. Directors not up for re-election and continuing in office after the Meeting are: Shirley E. Boyer, Norman Harrison, Michael Livingston, Edward Maddox, F. William Kuethe, Jr., Thomas Clocker, William N. Scherer, Sr., and Karen B. Thorwarth.

At the Meeting, the Company was authorized to select an outside auditing firm, with 2,369,511 shares voting in favor of the measure, 276,433 shares voting against authorization, and 14,280 shares abstaining.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated July 24, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: July 24, 2008	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer