Form 10-Q
period 2008-09-30
GLEN BURNIE BANCORP
filed 2008-11-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

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

At October 20, 2008, the number of shares outstanding of the registrant’s common stock was 2,968,462.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, September 30, 2008
	(unaudited) and December 31, 2007 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Nine
	Months Ended September 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the
	Three and Nine Months Ended September 30, 2008 and 2007(unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2008 and 2007(unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

	Signatures	18

PART I - FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$9,228	$8,221
Interest-bearing deposits in other financial institutions	8,938	5,847
Federal funds sold	52	727
Cash and cash equivalents	18,218	14,795
Investment securities available for sale, at fair value	61,924	77,182
Investment securities held to maturity, at cost (fair value September 30: $0; December 31: $726)	-	684
Federal Home Loan Bank stock, at cost	1,768	1,382
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses (September 30: $1,443; December 31: $1,604)	232,034	199,753
Premises and equipment, at cost, less accumulated depreciation	3,129	3,088
Other real estate owned	600	50
Cash value of life insurance	7,365	7,161
Other assets	3,965	2,924

Total assets	$329,258	$307,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$268,895	$252,917
Short-term borrowings	350	503
Long-term borrowings	27,081	17,107
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,722	1,856
Total liabilities	303,203	277,538

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: September 30: 2,968,462 shares; December 31: 2,498,465 shares	2,968	2,499
Surplus	11,577	11,921
Retained earnings	13,194	15,750
Accumulated other comprehensive loss, net of tax benefits	(1,684)	(434)
Total stockholders’ equity	26,055	29,736

Total liabilities and stockholders’ equity	$329,258	$307,274

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income on:
Loans, including fees	$3,780	$3,411	$10,642	$9,833
U.S. Treasury and U.S. Government agency securities	455	604	1,572	1,997
State and municipal securities	353	338	1,073	1,114
Other	79	123	285	406
Total interest income	4,667	4,476	13,572	13,350

Interest expense on:
Deposits	1,141	1,146	3,522	3,651
Short-term borrowings	33	52	50	87
Long-term borrowings	235	106	611	317
Junior subordinated debentures	137	137	410	410
Total interest expense	1,546	1,441	4,593	4,465

Net interest income	3,121	3,035	8,979	8,885

Provision for credit losses	239	-	446	50

Net interest income after provision for credit losses	2,882	3,035	8,533	8,835

Other income:
Service charges on deposit accounts	181	205	554	604
Other fees and commissions	237	249	652	690
Other non-interest income	(14)	4	(11)	13
Income on life insurance	67	66	203	198
Gains on investment securities	86	115	141	120
Total other income	557	639	1,539	1,625

Other expenses:
Salaries and employee benefits	1,608	1,575	4,784	4,743
Occupancy	220	221	676	670
Impairment of securities	2,816	-	2,816	-
Other expenses	710	829	2,343	2,410
Total other expenses	5,354	2,625	10,619	7,823

(Loss) income before income taxes	(1,915)	1,049	(547)	2,637

Income tax expense	203	264	431	555

Net (loss) income	$(2,118)	$785	$(978)	$2,082

Basic and diluted (loss) earnings per share of common stock	$(0.71)	$0.26	$(0.33)	$0.70

Weighted average shares of common stock outstanding	2,972,016	2,990,105	2,985,757	2,987,349

Dividends declared per share of common stock	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (loss) income	$(2,118)	$785	$(978)	$2,082

Other comprehensive (loss) income, net of tax

Unrealized gains (losses) securities:

Unrealized holding (losses) gains arising during the period	(416)	749	(1,165)	(230)

Reclassification adjustment for gains included in net income	(52)	(70)	(85)	(80)

Comprehensive (loss) income	$(2,586)	$1,464	$(2,228)	$1,772

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(978)	$2,082
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization, and accretion	424	338
Provision for credit losses	446	50
Gains on disposals of assets, net	(124)	(120)
Impairment of securities	2,816	-
Income on investment in life insurance	(204)	(199)
Changes in assets and liabilities:
(Increase) decrease in other assets	(149)	149
Decrease in other liabilities	(185)	(202)

Net cash provided by operating activities	2,046	2,098

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	13,153	8,857
Proceeds from maturities and sales of other investment securities	11,321	15,500
Purchases of investment securities	(13,382)	(5,310)
Purchases of Federal Home Loan Bank stock	(386)	(116)
Purchases of other real estate	(550)	-
Increase in loans, net	(32,727)	(13,655)
Purchases of premises and equipment	(449)	(90)

Net cash (used) provided by investing activities	(23,020)	5,186

Cash flows from financing activities:
Increase (decrease) in deposits, net	15,978	(15,372)
Increase in federal funds purchased, net	-	815
(Decrease) increase in short-term borrowings, net	(153)	3,437
Proceeds from long-term borrowings	10,000	-
Repayment of long-term borrowings	(26)	(24)
Repurchase and retirement of common stock	(503)	-
Issuance of common stock	-	4
Dividends paid	(1,029)	(1,005)
Common stock dividends reinvested	130	136

Net cash provided (used) by financing activities	24,397	(12,009)

Increase (decrease) in cash and cash equivalents	3,423	(4,725)

Cash and cash equivalents, beginning of year	14,795	13,320

Cash and cash equivalents, end of period	$18,218	$8,595

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2008 and 2007.

Operating results for the three and nine month periods ended September 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic and diluted:
Net (loss) income	$(2,118,000)	$785,000	$(978,000)	$2,082,000
Weighted average common shares outstanding	2,972,016	2,990,105	2,985,757	2,987,349
Basic and dilutive net income per share	$(0.71)	$0.26	$(0.33)	$0.70

Diluted earnings per share calculations were not required for the three and nine months ended September 30, 2008 and 2007, since there were no options outstanding.

NOTE 3 – REPURCHASE AND RETIREMENT OF COMMON STOCK

In February 2008, the Company approved a common stock repurchase plan to repurchase up to $1,000,000 of common stock at a price not to exceed $12.50 per share. During the three month period ended March 31, 2008, the Company repurchased and retired 10,800 shares of common stock at an average price of $11.35 per share, for a total of $122,634. During the three month period ended June 30, 2008, the Company repurchased and retired 13,000 shares of common stock at an average price of $12.27 per share, for a total of $159,434. During the three month period ended September 30, 2008, the Company repurchased and retired 19,000 shares of common stock at an average price of $11.63 per share, for a total of $220,914.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Statement (SFAS) No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB agreed to defer the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  For these financial and nonfinancial assets and liabilities that are remeasured at least annually, this statement is effective for fiscal years beginning after November 15, 2007.

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

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:

☐ Level 1 – Quoted prices in active markets for identical securities

☐ Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

☐ Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.

The following table presents fair value measurements as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Investment securities	$-	61,924	-	$61,924

NOTE 6 – SUBSEQUENT EVENT

The Company’s financial results include a write-down of $2,816,000 taken on September 30, 2008 on investments in the three series of preferred stock issued by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) held by the Company, as required by SFAS 115. On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. Section 301 of EESA provides tax relief for banking organizations that have suffered losses on certain holdings of Fannie Mae and Freddie Mac preferred stock by changing the character of those losses from capital to ordinary for Federal income tax purposes. As a result, the Company will recognize a tax credit for $1,110,000 during the quarter ending December 31, 2008 arising from the $2,816,000 write-down taken in the quarter ended September 30, 2008. Had EESA been enacted during the third quarter, the Company would have recognized $132,000 in net income for the nine month period ending September 30, 2008.

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

OVERVIEW

Net interest income before provision for credit losses, for the third quarter, was $3,035,000 in 2007 compared to $3,121,000 in 2008, a 2.83% increase. Interest income for the third quarter increased from $4,476,000 in 2007 to $4,667,000 in 2008, a 4.27% increase. Total interest expense for the quarter increased from $1,441,000 in 2007 to $1,546,000 in 2008, a 7.28% increase. The Company realized consolidated net loss of $2,118,000 for the third quarter of 2008 compared to consolidated net income $785,000 for the third quarter of 2007, a 369.81% decrease. The decrease was primarily due to a write-down of $2,816,000 taken on September 30, 2008 on investments in the three series of preferred stock issued by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) held by the Company, as required by SFAS 115. Year-to-date net interest income before provision for credit losses was $8,885,000 in 2007 compared to $8,979,000 in 2008, a 1.06% increase. Interest income year-to-date increased from $13,350,000 in 2007 to $13,572,000 in 2008, a 1.66% increase. Total interest expense year-to-date increased from $4,465,000 in 2007 to $4,593,000 in 2008, a 2.87% increase. The Company realized consolidated net loss of $978,000 for the first nine months of 2008 compared to consolidated net income of $2,082,000 for the first nine months of 2007, a 146.97% decrease primarily due to the write-down of the three series of Fannie Mae and Freddie Mac preferred stock held by the Company.

Since December 31, 2007 loans have increased by $32,281,000, funded by deposits of $15,978,000, long-term borrowings from the Federal Home Loan Bank of Atlanta of $10,000,000 and net sales and maturities of investment securities of $11,092,000, resulting in a net increase of cash and equivalents of $3,423,000.

As a result of the write-down of $2,816,000 taken in the September 30, 2008 quarter on investments in the three series of Fannie Mae and Freddie Mac preferred stock held by the Company, the Company will recognize a tax credit of $1,110,771 in the quarter ending December 31, 2008.

RESULTS OF OPERATIONS

General. Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net loss of $2,118,000 ($0.71 basic and diluted loss per share) for the third quarter of 2008, compared to the third quarter 2007 consolidated net income of $785,000 ($0.26 basic and diluted earnings per share). The decrease in consolidated net income for the three month period was due to the write-down taken on the Fannie Mae and Freddie Mac preferred stock and an increase in the provision for loan losses. Year-to-date consolidated net loss was $978,000 ($0.33 basic and diluted loss per share) for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 consolidated net income of $2,082,000 ($0.70 basic and diluted earnings per share).

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2008 was $3,121,000 and $8,979,000, respectively, compared to $3,035,000 and $8,885,000 for the same period in 2007, an increase of $86,000 (2.83%) for the three month period and an increase of $94,000 (1.06%) for the nine month period.

Interest income increased $191,000 (4.27%) and $222,000 (1.66%) for the three and nine months ended September 30, 2008, compared to the same periods in 2007. Interest income increased for the three and nine month periods due to an increase in loan income, partially offset by a decrease in interest income on U.S. Government agency securities, as a result of recent sales and maturities, and a decrease in other income.

Interest expense increased $105,000 (7.29%) and $128,000 (2.87%), respectively, for the three and nine months ended September 30, 2008, compared to the same 2007 periods. The increase in interest expense for the three and nine month periods ended September 30, 2008 were due to an increase in interest on new long-term borrowings, partially offset by a decrease in interest paid on deposits.

Net interest margin for the three and nine months ended September 30, 2008 were 4.54% and 4.36%, compared to tax equivalent net interest margin of 4.53% and 4.43% for the three and nine months ended September 30, 2007.

Provision for Credit Losses. The Company made a provision for credit losses of $239,000 and $446,000 during the three and nine month period ended September 30, 2008 and $0 and $50,000 for credit losses during the three and nine month period ended September 30, 2007. As of September 30, 2008, the allowance for credit losses equaled 919.11% of non-accrual and past due loans compared to 188.27% at December 31, 2007 and 240.20% at September 30, 2007. During the three and nine month period ended September 30, 2008, the Company recorded net charge-offs of $224,000 and $607,000, compared to net charge-offs of $93,000 and $222,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2008 period represent 0.38% of the average loan portfolio.

Other Income. Other income decreased from $639,000 for the three month period ended September 30, 2007, to $557,000 for the corresponding 2008 period, a $82,000 (12.83%) decrease. For the nine month period, other income decreased from $1,625,000 at September 30, 2007, to $1,539,000 for the corresponding 2008 period, an $86,000 (5.29%) decrease. The decrease for the three month period was primarily due to a decrease in service charges and lower gains on investment securities. The decrease for the nine month period was primarily due to a decrease in other fees and commissions and service charges partially offset by gains on investment securities.

Other Expenses. Other expenses increased from $2,625,000 for the three month period ended September 30, 2007, to $5,354,000 for the corresponding 2008 period, a $2,729,000 (103.96%) increase. For the nine month period, other expenses increased from $7,823,000 at September 30, 2007, to $10,619,000 for the corresponding 2008 period, a $2,796,000 (35.74%) increase. The increase for the three and nine month periods were primarily due to the write-down of $2,816,000 taken by the Company on three series of Fannie Mae and Freddie Mac preferred stock held by the Company, as required under SFAS 115. These securities, which were AAA rated at the time of purchase, had a cost of $3,000,000 as of June 30, 2008 and had declined in value to $184,000 as of the close of business on September 30, 2008 as a result of the appointment of the Federal Housing Finance Agency as conservator over both Fannie Mae and Freddie Mac, which was announced on September 7, 2008. Based on these developments, the Company recorded an other-than-temporary impairment and took a non-cash charge to earnings related to these preferred securities for the quarter ending September 30, 2008.

Income Taxes. Income tax expense for the quarter ended September 30, 2008 was $203,000 compared to $264,000 for the same period in 2007 reflecting the effect of the increased reserve for loan loss. For the third quarter, the write down on investments in the three series of preferred stock issued by Fannie Mae and Freddie Mac was treated as a capital loss. In the fourth quarter of 2008 a $1,110,000 tax benefit will impact tax expense and net income. For the first three quarters of 2008 income taxes were $431,000 compared to $555,000 for the same period in 2007. This decrease was primarily the result of lower income caused by the increase in loan loss reserve. The effective tax rate for the quarter was 22.5% and 19.0% for the nine month period ending September 30, 2008, both based on net income excluding the $2,816,000 write down on investments described above.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the third quarter of 2008, comprehensive (loss) income, net of tax, totaled ($2,586,000), compared to the September 30, 2007 total of $1,464,000. Year-to-date comprehensive (loss) income, net of tax, totaled ($2,228,000), as of September 30, 2008, compared to the September 30, 2007 total of $1,772,000. The decrease for the three and nine month period was due primarily to the net loss. The nine month period was also affected by the increase in unrealized holding losses on available for sale securities.

FINANCIAL CONDITION

General. The Company’s assets increased to $329,258,000 at September 30, 2008 from $307,274,000 at December 31, 2007, primarily due to an increase in loans, deferred taxes and cash and cash equivalents, partially offset by a decrease in securities. The Bank’s net loans totaled $232,034,000 at September 30, 2008, compared to $199,753,000 at December 31, 2007, an increase of $32,281,000 (16.16%), primarily attributable to an increase in purchase money mortgages, refinanced mortgages, commercial mortgages, mortgage participations purchased, and mortgage participations sold, partially offset by a decrease in indirect loans.

The Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $61,924,000 at September 30, 2008, a $15,942,000 (20.47%) decrease from $77,866,000 at December 31, 2007. This decrease was part of a planned process to fund loan demand. In the third quarter, the Company sold its remaining positions in securities classified as held to maturity. Inasmuch as these positions were liquidated prior to maturity in a manner which did not meet the prescribed requirements of SFAS 115, the Company will be precluded for a period of time from classifying any securities positions as held to maturity. The aggregate market value of investment securities held by the Bank as of September 30, 2008 was $61,924,000 compared to $77,908,000 as of December 31, 2007, a $15,984,000 (20.52%) decrease. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2008, totaled $18,218,000, an increase of $3,423,000 (23.14%) from the December 31, 2007 total of $14,795,000

Deposits as of September 30, 2008 totaled $268,895,000, which is an increase of $15,978,000 (6.32%) from $252,917,000 at December 31, 2007. Demand deposits as of September 30, 2008 totaled $70,495,000, which is an increase of $1,735,000 (2.52%) from $68,760,000 at December 31, 2007. NOW accounts as of September 30, 2008 totaled $21,882,000, which is a decrease of $1,273,000 (5.50%) from $23,155,000 at December 31, 2007. Money market accounts as of September 30, 2008 totaled $13,569,000, which is an increase of $621,000 (4.8%), from $12,948,000 at December 31, 2007. Savings deposits as of September 30, 2008 totaled $47,145,000, which is a decrease of $237,000 (0.50%) from $47,382,000 at December 31, 2007.  Certificates of deposit over $100,000 totaled $25,067,000 on September 30, 2008, which is an increase of $4,413,000 (21.37%) from $20,654,000 at December 31, 2007. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $90,737,000 on September 30, 2008, which is a $10,721,000 (13.40%) increase from the $80,016,000 total at December 31, 2007. The growth in deposits was due in part to a promotion for certificates of deposit and individual retirement accounts, coupled with the financial crisis in the stock market that took place during the quarter ended September 30, 2008.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At September 30,	At December 31,
	2008	2007
	(Dollars in Thousands)

Restructured loans	$-	$578

Non-accrual loans:
Real-estate - mortgage:
Residential	$-	$-
Commercial	-	-
Real-estate - construction	-	-
Installment	95	212
Home Equity	48	-
Commercial	-	-

Total non-accrual loans	143	212

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	13	512
Commercial	-	-
Real-estate - construction	1	-
Installment	-	-
Credit card and related	-	-
Commercial	-	128
Other	-	-

Total accruing loans past due 90 days or more	14	640

Total non-accrual loans and past due loans	$157	$852

Non-accrual and past due loans to gross loans	0.07%	0.43%

Allowance for credit losses to non-accrual and past due loans	919.11%	188.27%

At September 30, 2008, there were no loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. Reflected in the above table are $0 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$1,604	$1,839

Charge-offs	(867)	(457)
Recoveries	260	235
Net charge-offs	(607)	(222)
Provisions charged to operations	446	50

Ending balance	$1,443	$1,667

Average loans	$212,788	$195,852

Net charge-offs to average loans (annualized)	0.38%	0.15%

Reserve for Unfunded Commitments. As of September 30, 2008, the Bank had outstanding commitments totaling $22,778,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2008.

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

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2008.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$18,166
Federal funds and overnight deposits	52	-	-	-	52
Securities	-	-	3,863	58,061	61,924
Loans	11,740	8,666	89,665	121,963	232,034
Fixed assets	-	-	-	-	3,129
Other assets	-	-	-	-	13,953

Total assets	$11,792	$8,666	$93,528	$180,024	$329,258

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$70,495
NOW accounts	21,882	-	-	-	21,882
Money market deposit accounts	13,569	-	-	-	13,569
Savings accounts	47,145	-	-	-	47,145
IRA accounts	3,764	9,508	17,339	1,076	31,687
Certificates of deposit	22,859	28,836	32,126	296	84,117
Short-term borrowings	350	-	-	-	350
Long-term borrowings	9	28	7,044	20,000	27,081
Other liabilities	-	-	-	-	1,722
Junior subordinated debenture	-	-	5,155	-	5,155
Stockholders’ equity:	-	-	-	-	26,055

Total liabilities and stockholders' equity	$109,578	$38,372	$61,664	$21,372	$329,258

GAP	$(97,786)	$(29,706)	$31,864	$158,652
Cumulative GAP	$(97,786)	$(127,492)	$(95,628)	$63,024
Cumulative GAP as a % of total assets	-29.70%	-38.72%	-29.04%	19.14%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2008, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-3.4%	-1.6%	-1.5%	-3.1%
% Change in Economic Value of Equity	-11.6%	-5.6%	-1.6%	-7.4%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2008, totaled $18,218,000, an increase of $3,423,000 (23.14%) from the December 31, 2007 total of $14,795,000.

As of September 30, 2008, the Bank was permitted to draw on a $63,800,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of September 30, 2008, there were $27.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities ranging from November 2017 through August 2018. In addition, the Bank has an unsecured federal funds line of credit in the amount of $7.0 million from another commercial bank. Furthermore, as of September 30, 2008, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity decreased $3,681,000 (12.38%) during the nine months ended September 30, 2008, due mainly to an increase in accumulated other comprehensive loss, net of tax benefits, and an increase in common stock, offset by decreases in retained earnings and surplus. The Company’s accumulated other comprehensive loss, net of tax benefits increased by ($1,250,000) (288.02%) from ($434,000) at December 31, 2007 to ($1,684,000) at September 30, 2008, as a result of a decrease in the market value of securities classified as available for sale. Retained earnings decreased by $2,556,000 (16.23%) as the result of the Company’s net losses for the nine months, dividends, the stock split paid in January 2008, and the adjustment done for postretirement benefits. In addition, $129,779 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2008, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.27%, a Tier 1 risk-based capital ratio of 14.19% and a total risk-based capital ratio of 14.89%.

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

SUBSEQUENT EVENT

As discussed above, the Company’s financial results include a write-down of $2,816,000 taken on September 30, 2008 on investments in the three series of Fannie Mae and Freddie Mac preferred stock held by the Company, as required by SFAS 115. On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. Section 301 of EESA provides tax relief for banking organizations that have suffered losses on certain holdings of Fannie Mae and Freddie Mac preferred stock by changing the character of those losses from capital to ordinary for Federal income tax purposes. As a result, the Company will recognize a tax credit for $1,110,000 during the quarter ending December 31, 2008 arising from the $2,816,000 write-down taken in the quarter ended September 30, 2008. Had EESA been enacted during the third quarter, the Company would have recognized $132,000 in net income for the nine month period ending September 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Market Risk and Interest Rate Sensitivity” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that the system is effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	-	$-	-	$717,932
August 1, 2008 – August 31, 2008	19,000	$11.63	19,000	$497,018
September 1, 2008 – September 30, 2008	-	$-	-	$497,018
Total	19,000	$11.63	19,000	$497,018

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

GLEN BURNIE BANCORP
(Registrant)

Date: November 14, 2008	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer