Form 10-K
period 2008-12-31
GLEN BURNIE BANCORP
filed 2009-03-17
CIK 890066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ___________.

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $26,280,443.

The number of shares of common stock outstanding as of February 4, 2009 was 2,967,729.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2008 ANNUAL REPORT ON FORM 10-K

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

Economic and Credit Turmoil of 2008

The turmoil and economic downturn which engulfed the United States and world financial services industry during 2008 and the ensuing overall consequences to numerous industries and the U.S. economy is well known and discussed daily in the media.  The Bank and, as a result, the Company, have not been immune to the impact of these difficult economic times.  While, due to conservative lending decisions, the Bank has no exposure to the credit issues affecting the sub-prime residential mortgage market, the economic slowdown resulted in the necessity of our contributing $1,146,000 to our reserve for loan losses in 2008, primarily due to delinquency in our indirect automobile portfolio combined with adjustments we made to the risk factors in our calculation of required loan loss reserves.  The economic downturn also resulted in the necessity of the Bank taking in our first OREO (Other Real Estate Owned) property on a defaulted mortgage since 1999.  In September, the Federal Housing Finance Agency was named conservator over both the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), two government sponsored agencies in which we had invested through the purchase of $3,000,000 of AAA rated preferred stock.  As a result, we wrote down the value of those investments to $184,000 by taking a charge to earnings in the third quarter of $2,816,000.  Each of these factors will be discussed as appropriate elsewhere in this report.  Nevertheless, despite the sharp economic downturn and these events, which are unusual for us in any year, we realized net income of $403,962 for 2008, remained well capitalized and did not need to apply for any funding from the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP).  During 2008, we continued to lend money and, we believe, meet the needs of our customers and neighbors through a difficult year.  We believe we are a sound, conservatively run financial institution that has been profitable in 2008 despite the deterioration in the economic environment and the outside forces that have affected us this past year.

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

The Company’s total loan portfolio increased during the 2008, 2007, 2006, 2005, and 2004 fiscal years.  In 2008, the increase in the loan portfolio was primarily due to increases in refinanced mortgage loans, commercial and residential construction loans and mortgage participations purchased, partially offset by additional mortgage participations sold and a decrease in indirect loans.  In 2007, the increases were due to residential and commercial mortgages and construction, offset by a decrease in indirect lending and mortgage participations purchased and an increase in mortgage participations sold.  In 2006, the increases were primarily due to an increase in commercial mortgages (due to an increase in participations), offset by decreases in residential mortgages and indirect automobile loans.  In 2005, the increases were primarily due to an increase in commercial and industrial mortgages and indirect automobile loans.  In 2004, the increases in loans were primarily due to increases in residential mortgages due to a strong housing market environment.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2008		2007		2006		2005		2004
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$87,708	36.85%	$76,781	37.98%	$68,341	34.88%	$71,841	37.17%	$71,039	38.27%
Commercial	76,153	31.99	47,843	23.66	53,164	27.13	37,666	19.50	31,983	17.23
Construction and land development	6,590	2.77	5,876	2.91	1,609	0.83	1,402	0.73	2,080	1.12

Consumer:
Installment	16,451	6.91	17,087	8.45	15,044	7.67	15,748	8.15	19,019	10.25
Credit card	173	0.07	143	0.07	144	0.08	128	0.07	180	0.10
Indirect automobile	43,970	18.47	49,260	24.37	52,539	26.81	60,510	31.31	55,703	30.00
Commercial	6,974	2.94	5,184	2.56	5,077	2.60	5,932	3.07	5,618	3.03
Gross loans	238,019	100.00%	202,174	100.00%	195,918	100.00%	193,227	100.00%	185,622	100.00%
Unearned income on loans	(864)		(816)		(743)		(821)		(919)
Gross loans net of unearned income	237,155		201,357		195,175		192,406		184,703
Allowance for credit losses	(2,022)		(1,604)		(1,839)		(2,201)		(2,412)
Loans, net	$235,133		$199,753		$193,336		$190,205		$182,291

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2008. Demand loans and loans which have no stated maturity, are treated as due in one year or less. At December 31, 2008, the Bank had $51,812,762 in loans due after one year with variable rates and $163,134,728 in such loans with fixed rates.

	Due Within One Year	Due Over One To Five Years	Due Over Five Years	Total
	(In Thousands)
Real Estate - mortgage:
Residential	$6,494	$2,366	$78,848	$87,708
Commercial	6,909	40,525	28,719	76,153
Construction and land development	465	4,075	2,050	6,590
Installment	1,194	9,529	5,728	16,451
Credit Card	173	-	-	173
Indirect automobile	1,284	33,736	8,950	43,970
Commercial	5,386	26	1,562	6,974
	$21,905	$90,257	$125,857	$238,019

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

Installment Lending.  The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment.  Such loans provide for repayment in regular installments and are secured by the goods financed.  Also included in installment loans are overdraft loans and other credit repayable in installments.  As of December 31, 2008, approximately 64.10% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 35.90% had been originated for consumer purposes.

Indirect Automobile Lending.  The Bank commenced its indirect automobile lending program in January 1998.  The Bank finances new automobiles for terms of up to 72 months and used automobiles for terms of up to 60 months.  For used vehicles, the age of the vehicle plus the term of the loan cannot exceed eight years.  The Bank does not lend more than the MSRP on new vehicles. On used vehicles, the Bank will not lend more than 110% of the average wholesale published in a nationally recognized used vehicle pricing guide.  The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses.  The Bank originates indirect loans through a network of approximately 49 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties.  Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses.  Under this authority, the Bank would have been permitted to lend up to $3.34 million to any one borrower at December 31, 2008.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital).  Under this formula, the Bank would have been permitted to lend up to $5.02 million to any one borrower at December 31, 2008.  At December 31, 2008, the largest amount outstanding to any one borrower and its related interests was $4,816,000.

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

While the Bank has weathered the economic and credit turbulence during 2008 and remains strong, the Bank experienced a significant increase in non-accrual loans as of December 31, 2008, from one commercial mortgage loan.  The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars In Thousands)
Restructured Loans	$-	$578	$-	$-	$95

Non-accrual loans:
Real estate – mortgage:
Residential	$-	$-	$3	$14	$122
Commercial	659	-	-	-	255
Real estate - construction	-	-	-	-	-
Installment	208	212	46	159	205
Commercial	-	-	8	12	16
Total non-accrual loans	867	212	57	185	598

Accruing loans past due 90 days or more
Real estate – mortgage:
Residential	3	512	2	1	1
Commercial	-	-	-	-	-
Real estate - construction	5	-	-	3	6
Installment	26	-	-	-	-
Commercial	-	128	-	-	-
Total accruing loans past due 90 days or more	34	640	2	4	7
Total non-accrual and past due loans	$901	$852	$59	$189	$605
Non-accrual and past due loans to gross loans	0.38%	0.43%	0.03%	0.10%	0.33%
Allowance for credit losses to non-accrual and past due loans	224.42%	188.27%	3,116.95%	1,164.55%	398.68%

For the year ended December 31, 2008, interest of $29,807 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $859,586, or 99%, of the Bank’s total $866,912 non-accrual loans at December 31, 2008 were attributable to 13 borrowers. No charge-offs have previously been taken on these loans.  Two of these borrowers with a loan totaling $12,402 were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. All but one of these loans, the balance of which is $79,167, is secured by collateral with a value well in excess of the current active balance of the Bank’s loan.

At December 31, 2008, there were loans outstanding, totaling $520,131, not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.  These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2008, the Company had $550,000 in real estate acquired in partial or total satisfaction of debt, compared to $50,000 in such properties at each of December 31, 2007 and 2006.  This increase resulted from the foreclosure by the Bank on one residential property during 2008, the first time since 1999 that the Bank took in an OREO (Other Real Estate Owned) property on a defaulted mortgage.  All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2008, see “Item 2. — Properties.”

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

In 2008, the Bank increased its provision for credit losses due to net charge offs on installment loans of $746,000 (primarily made up of charge offs on indirect automobile loans of $719,000) and adjustments to the risk factors for our loan loss reserve calculation as economic conditions deteriorated.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars In Thousands)
Beginning Balance	$1,604	$1,839	$2,201	$2,412	$2,246

Loans charged off
Real estate - mortgage:
Residential	-	-	1	-	-
Commercial	-	-	-	-	-
Real estate - construction	-	-	-	-	-
Installment	1,079	591	528	495	502
Credit card & related	-	-	-	-	-
Commercial	2	-	253	127	49
Total	1,081	591	782	622	551

Recoveries
Real estate - mortgage:
Residential	-	-	1	-	35
Commercial	-	-	-	-	-
Real estate - construction	-	-	-	-	-
Installment	333	258	335	276	293
Credit card & related	-	-	-	-	-
Commercial	20	48	22	185	49
Total	353	306	358	461	377
Net charge offs/(recoveries)	728	285	424	161	174
Provisions (credited) charged to operations	1,146	50	62	(50)	340
Ending balance	$2,022	$1,604	$1,839	$2,201	$2,412
Average loans	$219,485	$199,632	$186,706	$191,706	$181,881
Net charge-offs to average loans	0.33%	0.14%	0.23%	0.09%	0.10%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2008, 2007, 2006, 2005, and 2004:

	At December 31,
	2008		2007
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$123	36.85%	$117	37.98%
Commercial	460	31.99	163	23.66
Real Estate — construction	63	2.77	102	2.91
Installment	161	6.91	55	8.45
Credit Card	-	0.07	-	0.07
Indirect automobile	942	18.47	892	24.37
Commercial	240	2.94	257	2.56
Unallocated	33	-	18	-
Total	$2,022	100.00%	$1,604	100.00%

	At December 31,
	2006		2005		2004
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate – mortgage:
Residential	$149	34.88%	$153	37.17%	$153	38.27%
Commercial	314	27.13	277	19.50	328	17.23
Real Estate – construction	14	0.83	8	0.73	13	1.12
Installment	103	7.67	103	8.15	136	10.25
Credit Card	-	0.08	-	0.07	-	0.10
Indirect automobile	1,119	26.81	1,260	31.31	1,254	30.00
Commercial	260	2.60	264	3.07	343	3.03
Unallocated	120	-	136	-	185	-
Total	$1,839	100.00%	$2,201	100.00%	$2,412	100.00%

Investment Securities

The Bank maintains a substantial portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of U.S. Treasury securities, securities issued by U.S. Government agencies including mortgage-backed securities, securities issued by certain states and their political subdivisions, and corporate trust preferred securities.  The tax treatment of the Bank’s portfolio of securities issued by certain states and their political subdivisions allows the Company to use the full tax advantage of this portfolio. In the third quarter of 2008, as a result of the appointment of the Federal Housing Finance Agency as conservator over Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), the Bank wrote-down $2,816,000 on investments in three series of preferred stock issued by Fannie Mae and Freddie Mac held by the Company, as required by SFAS 115.

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2008	2007	2006
	(In Thousands)
U.S. Treasury securities	$-	$-	$-
U.S. Government agencies and mortgage backed securities	25,571	44,094	57,119
Obligations of states and political subdivisions	31,466	32,311	36,811
Corporate trust preferred	2,169	2,167	3,080
Total investment securities	$59,206	$78,572	$97,010

The following table sets forth the scheduled maturities, amortized costs and weighted average yields for the Company’s investment securities portfolio at December 31, 2008:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total
	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield

U.S. Treasury securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Government agencies and mortgage backed securities	-	-	-	-	4,568	4.76	21,003	4.96	25,571	4.16
Obligations of states and political subdivisions	-	-	4,577	2.89	1,557	3.82	25,332	4.42	31,466	4.17
Corporate trust preferred	-	-	-	-	-	-	2,169	8.70	2,169	8.70
Total investment securities	$-	-%	$4,577	2.89%	$6,125	4.52%	$48,504	4.85%	$59,206	4.66%

At December 31, 2008, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in northern Anne Arundel County. Consolidated total deposits were $269,768,000 as of December 31, 2008. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $66.01 million under a line of credit from the FHLB of Atlanta as of December 31, 2008.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2008, the Bank had approximately $37.6 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2008:

Amount (In Thousands)
Three months or less	$5,230
Over three through six months	4,495
Over six through 12 months	9,847
Over 12 months	18,071
Total	$37,643

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs.  The Bank may draw on a $66.01 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities. There was $10 million in a convertible advance under this credit arrangement at December 31, 2008. The advance matures in November 1, 2017, is callable monthly, and bears a 3.28% rate of interest. There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018.  This advance has a 2.73% rate of interest and is callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018.  This advance has a 3.344% rate of interest and is callable quarterly, starting August 22, 2011. There was $7 million in a long-term convertible advance under this credit arrangement at December 31, 2008. The advance matures in September 2010 and bears a 5.84% rate of interest. On September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5 million of its 10.6% capital securities to institutional investors.  The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010.  It is the Company’s intention to call these debentures at the earliest opportunity.  The Bank also has an unsecured line of credit in the amount of $9 million from another commercial bank but currently has no balance outstanding.  The Bank has a mortgage note on the 103 Crain Highway address with a balance of $71,712 as of December 31, 2008.  This note is payable monthly through October 2010 and has a 7% interest rate.

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

Employees

At December 31, 2008, the Bank had 114 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

The Bank’s deposits are insured by the FDIC to the legal maximum of $250,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve Board and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous Federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of customer information, the disclosure of credit terms and discrimination in credit transactions.

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

Community Reinvestment Act.  Community Reinvestment Act (“CRA”) regulations evaluate banks’ lending to low and moderate income individuals and businesses across a four-point scale from “outstanding” to “substantial noncompliance,” and are a factor in regulatory review of applications to merge, establish new branch offices or form bank holding companies.  In addition, any bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings.  The Bank has a current rating of “satisfactory” for CRA compliance.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2008, the Bank was well capitalized as defined by the FDIC’s regulations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$670,156	10,000	$80,355,138

Branches:

Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	165,543	6,000	36,582,755

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	138,513	2,500	29,136,358

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	297,696	3,000	46,607,554

Severn 811 Reece Road Severn, MD 21144	1984	Owned	172,822	2,500	27,461,301

South Crain 7984 Crain Highway Glen Burnie, MD 21061	1995	Leased	148,317	2,600	21,945,968

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	167,510	2,500	12,469,351

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	121,986	2,184	15,731,659

Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	936,598	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	280,305	3,727	N/A

At December 31, 2008, the Bank owned one foreclosed real estate property with a total book value of $550,000.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2008, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	76	President Emeritus
Michael G. Livingston	55	President and Chief Executive Officer
John E. Porter	55	Senior Vice President and Chief Financial Officer

F. WILLIAM KUETHE, JR. was appointed to the honorary position of President Emeritus of the Company and the Bank effective January 1, 2008 when he retired from full-time employment and stepped down from his positions of President and Chief Executive Officer of the Company and the Bank which he held since 1995.  Mr. Kuethe has been a director of the Company and the Bank since 1995 and was President of Glen Burnie Mutual Savings Bank from 1960 through 1995. Mr. Kuethe is a former licensed appraiser and real estate broker with banking experience from 1960 to present, at all levels. He is the father of Frederick W. Kuethe, III, a director of the Company.

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

The Common Stock is traded on the Nasdaq SmallCap Market under the symbol “GLBZ”.  As of February 4, 2009, there were 442 record holders of the Common Stock.  The closing price for the Common Stock on that date was $8.54.  A 20% stock dividend had been declared for stockholders’ of record on January 12, 2008, payable January 18, 2008.

 The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2008 and 2007 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  Also shown are dividends declared per share for these periods.

	2008			2007
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$14.12	$10.25	$0.10	$15.42	$14.21	$0.10
June 30,	12.95	11.00	0.10	14.79	14.38	0.10
September 30	12.00	8.90	0.10	14.82	12.84	0.10
December 31	10.94	8.54	0.15	14.17	12.81	0.15

A regular dividend of $0.10 and a bonus dividend of $0.05 were declared for stockholders’ of record on December 29, 2008, payable on January 9, 2009 and January 12, 2009, respectively.

The Company intends to pay dividends approximating forty percent (40%) of its profits for each quarter. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank’s and bank holding company’s right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See “Item 1. Business - Supervision and Regulation - Regulation of the Company - Dividends and Distributions” and “Item 1. Business — Supervision and Regulation - Regulation of the Bank - Dividend Limitations.” The Company does not believe that those restrictions will materially limit its ability to pay dividends.

Performance Graph

The following graph compares the cumulative total return on the Common Stock during the five years ended December 31, 2008 with that of a broad market index (Nasdaq Composite), and a peer group consisting of publicly traded Maryland, Virginia and District of Columbia commercial banks with total assets between $200 million and $500 million (“Peer Group”). The Peer Group is comprised of Pinnacle Bankshares Corp., Bank of the James Financial Group, Inc., Botetourt Bankshares, Inc., Village Bank and Trust Financial Corp., Bay Banks of VA., Inc., Citizens Bancorp of Virginia, First Capital Bancorp, Inc., Old Line Bankshares, Inc., Patapsco Bancorp Inc.,  Frederick County Bancorp Inc., Central Virginia Bankshares, Inc., Bay National Corp., Annapolis Bancorp, Inc., Calvin B. Taylor Bankshares Inc., Abigail Adams National Bancorp, Inc., and Carrollton Bancorp. A significant number of the banks we used in the Peer Group in prior years no longer qualified for the criteria which would afford a reasonable comparison to the Company and, accordingly, a new Peer Group was developed.  The graph assumes $100 was invested on December 31, 2003 in the Common Stock and in each of the indices and assumes reinvestment of dividends. The following information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a later filing with the SEC.

Total Return Analysis
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Glen Burnie Bancorp	$100.00	$97.00	$87.76	$86.20	$80.29	$70.71
Peer Group	$100.00	$112.75	$116.32	$123.59	$102.40	$64.23
Nasdaq Composite	$100.00	$109.16	$111.47	$123.05	$140.12	$84.12
Source: Zacks Investment Research.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to a 20% stock dividend paid on January 18, 2008, one paid on January 23, 2006, and one paid on January 6, 2004.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$11,922	$11,866	$11,821	$11,966	$12,016
Provision for Credit Losses	1,146	50	62	(50)	340
Other Income	2,051	2,157	2,244	2,114	2,372
Other Expense	13,102	10,433	10,682	10,625	10,360
Net Income	404	2,782	2,720	2,775	3,056

Share Data:
Basic Net Income Per Share	$0.14	$0.93	$0.92	$0.94	$1.04
Diluted Net Income Per Share	0.14	0.93	0.92	0.94	1.04
Cash Dividends Declared Per Common Share	0.45	0.45	0.45	0.41	0.36
Weighted Average Common Shares Outstanding:
Basic	2,981,124	2,988,796	2,972,362	2,956,417	2,942,638
Diluted	2,981,124	2,988,796	2,972,362	2,956,417	2,942,638

Financial Condition Data:
Total Assets	$332,502	$307,274	$317,746	$306,561	$302,312
Loans Receivable, Net	235,133	199,753	193,337	190,205	182,291
Total Deposits	269,768	252,917	274,833	265,248	261,674
Long Term Borrowings	27,072	17,107	7,140	7,171	7,200
Junior Subordinated Debentures	5,155	5,155	5,155	5,155	5,155
Total Stockholders’ Equity	27,908	29,736	28,201	26,625	25,744

Performance Ratios:
Return on Average Assets	0.13%	0.89%	0.84%	0.89%	1.00%
Return on Average Equity	1.49	9.60	10.00	10.50	12.51
Net Interest Margin (1)	4.31	4.39	4.31	4.46	4.61
Dividend Payout Ratio	332.98	48.33	49.18	43.52	34.67

Capital Ratios:
Average Equity to Average Assets	8.99%	9.28%	8.36%	8.47%	8.16%
Leverage Ratio	10.50	11.34	10.30	10.17	9.85
Total Risk-Based Capital Ratio	14.93	17.50	17.07	16.98	16.40

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	0.85%	0.80%	0.94%	1.14%	1.30%
Non-accrual and Past Due Loans to Gross Loans	0.38%	0.43%	0.03%	0.10%	0.33%
Allowance for Credit Losses to Non-Accrual and Past Due Loans	224.42%	188.27%	3,116.95%	1,164.55%	398.68%
Net Loan Charge-offs (Recoveries) to Average Loans	0.33%	0.14%	0.23%	0.09%	0.10%

(1) Presented on a tax-equivalent basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During 2008, net interest income before provision for credit losses increased to $11,922,003 from $11,866,208 in 2007, a 0.47% increase. Total interest income increased from $17,837,256 in 2007 to $18,176,036 in 2008, a 1.90% increase. Interest expense for 2008 totaled $6,254,033, a 4.74% increase from $5,971,048 in 2007. Net income in 2008 was $403,962 compared to $2,782,141 in 2007. The decrease in net income was primarily due to a write-down of $2,816,000 taken in the third quarter on investments in three series of preferred stock issued by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) held by the Company, as a result of the appointment of the Federal Housing Finance Agency as conservator over Fannie Mae and Freddie Mac. In 2008, the Company recorded a provision for loan losses of $1,145,649, an increase from the $50,000 provision made in 2007.

The Bank and, as a result, the Company, have not been immune to the impact of the economic downturn in the United States during 2008. While, due to conservative lending decisions, the Bank has no exposure to the credit issues affecting the sub-prime residential mortgage market, the economic slowdown resulted in the necessity of our increasing our reserve for loan losses in 2008, as noted above, primarily due to delinquency in our indirect automobile portfolio combined with adjustments we made to the risk factors in our calculation of required loan loss reserves. In addition to the Fannie Mae and Freddie Mac losses noted above, the economic downturn also resulted in the necessity of the Bank taking in our first OREO (Other Real Estate Owned) property on a defaulted mortgage since 1999. Despite the sharp economic downturn and these events, we realized net income of $403,962 for 2008, remained well capitalized and did not need to apply for any funding from the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP). In 2008, the Bank saw continued growth in the loan portfolio. The loan portfolio increased by $35,379,000, primarily due to increases in commercial and residential mortgage loans.

All per share amounts throughout this report have been adjusted to give retroactive effect to a 20% stock dividend paid on January 23, 2006 and to a 20% stock dividend paid on January 18, 2008.

Comparison of Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

General. For the year ended December 31, 2008, the Company reported consolidated net income of $403,962 ($0.14 basic and diluted earnings per share) compared to consolidated net income of $2,782,141 ($0.93 basic and diluted earnings per share) for the year ended December 31, 2007 and consolidated net income of $2,720,045 ($0.92 basic and diluted earnings per share) for the year ended December 31, 2006. The decrease in consolidated net income was due to the write down on Fannie Mae and Freddie Mac preferred stock and the increase in the provision for loan losses.

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

Net interest income is affected by the mix of loans in the Bank’s loan portfolio. Currently a majority of the Bank’s loans are residential and commercial mortgage loans secured by real estate and indirect automobile loans secured by automobiles.

In 2008, the Bank reduced its portfolio of above market rate savings products and continued to direct its efforts to increase higher yielding commercial loans. This strategy produced significant increases in the Bank’s commercial loan portfolio. Because mortgage lending decisions are based on conservative lending policies the Company has no exposure to the credit issues affecting the sub-prime residential mortgage market. At the same time, we have reduced our exposure to lower yielding indirect automobile loans.

Consolidated net interest income for the year ended December 31, 2008 was $11,922,003 compared to $11,866,208 for the year ended December 31, 2007 and $11,821,431 for the year ended December 31, 2006. The $55,795 increase for the most recent year was primarily due to an increase in loan income partially offset by decreases in interest income on securities and increases in interest expense on long term borrowings. The $44,777 increase for 2007 compared to 2006 was primarily due to an increase in loan income partially offset by decreases in interest income on securities and increases in interest expense on deposits, short term borrowings and long term borrowings. The interest income, net of tax, for 2008 was $12,594,339, a $28,869 or 0.23% decrease from the after tax net interest income for 2007, which was $12,623,208, a $117,935 or 0.92% decrease from the $12,741,143 after tax net interest income for 2006.

Interest expense increased from $5,971,048 in 2007 to $6,254,033 in 2008, a $282,985 or a 4.74% increase, primarily due to increased borrowings used to fund the outflow from maturing higher rate 15-month certificates of deposit and IRAs and to fund loan growth. Interest expense increased from $5,833,765 in 2006 to $5,971,048 in 2007, a $137,283 or a 2.35% increase, primarily due to increased borrowings used to fund the outflow from maturing higher rate 15-month certificates of deposit and IRAs and the interest paid on the 15-month certificates of deposit and IRAs. Net interest margin for the year ended December 31, 2008 was 4.31% compared to 4.39% and 4.31% for the years ended December 31, 2007 and 2006, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2008	VS.	2007	2007	VS.	2006
		Change Due To:			Change Due To:
	Increase/ Decrease	Rate	Volume	Increase/ Decrease	Rate	Volume
	(In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$(134)	$(18)	$(116)	$(61)	$-	$(61)
Interest-bearing deposits	31	(207)	238	(134)	7	(141)

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	(591)	7	(598)	(793)	14	(807)
Obligations of states and political subdivisions(1)	(75)	43	(118)	(307)	(20)	(287)
All other investment securities	(58)	1	(59)	(124)	1	(125)
Total investment securities	(724)	51	(775)	(1,224)	(5)	(1,219)

Loans, net of unearned income:
Demand, time and lease	(58)	(179)	121	(8)	17	(25)
Mortgage and construction	1,749	152	1,597	719	(265)	984
Installment and credit card	(183)	253	(436)	406	504	(98)
Total gross loans(2)	1,508	226	1,282	1,117	256	861
Allowance for credit losses	-	-	-	-	-	-
Total net loans	1,508	226	1,282	1,117	256	861
Total interest-earning assets	$681	$52	$629	$(302)	$258	$(560)

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$(79)	$(69)	$(10)	$(11)	$-	$(11)
Money market	(41)	(27)	(14)	(3)	-	(3)
Other time deposits	76	(209)	285	57	298	(241)
Total interest-bearing deposits	(44)	(305)	261	43	298	(255)
Non-interest-bearing deposits	-	-	-	-	-	-
Borrowed funds	328	(577)	905	94	(71)	165
Total interest-bearing liabilities	$284	$(882)	$1,166	$137	$227	$(90)

(1) Tax equivalent basis.
(2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$433	$5	1.15%	$2,665	$139	5.22%	$3,848	$200	5.20%
Interest-bearing deposits	6,560	130	1.98	1,929	99	5.13	4,901	233	4.76

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	38,532	1,963	5.09	50,392	2,554	5.07	66,501	3,347	5.04
Obligations of states and political subdivisions(1)	32,421	2,134	6.58	34,288	2,209	6.45	38,723	2,516	6.50
All other investment securities	2,168	193	8.90	2,839	251	8.84	4,257	375	8.81
Total investment securities	73,121	4,290	5.87	87,519	5,014	5.73	109,481	6,238	5.70

Loans, net of unearned income:
Demand, time and lease	6,082	390	6.41	4,788	448	9.36	5,064	456	9.01
Mortgage and construction	151,656	9,775	6.45	126,391	8,026	6.35	111,426	7,307	6.56
Installment and credit card	61,747	4,291	6.95	68,453	4,474	6.54	70,216	4,068	5.80
Total gross loans(2)	219,485	14,456	6.59	199,632	12,948	6.49	186,706	11,831	6.34
Allowance for credit losses	(1,479)			(1,766)			(2,071)
Total net loans	218,006	14,456	6.63	197,866	12,948	6.54	184,635	11,831	6.41
Total interest-earning assets	298,120	18,881	6.33	289,979	18,200	6.28	302,865	18,502	6.11
Cash and due from banks	7,891			8,862			9,493
Other assets	14,740			13,661			13,045
Total assets	$320,751			$312,502			$325,403

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$69,468	184	0.26%	$72,831	263	0.36%	$77,761	274	0.36%
Money market	13,751	62	0.45	15,918	103	0.65	16,415	106	0.65
Other time deposits	110,049	4,534	4.12	103,491	4,458	4.31	109,499	4,401	4.02
Total interest-bearing deposits	193,268	4,780	2.47	192,240	4,824	2.51	203,675	4,781	2.35
Short-term borrowed funds	2,209	51	2.31	2,294	119	5.19	1,603	81	5.06
Long-term borrowed funds	26,287	1,424	5.42	13,949	1,028	7.37	12,309	972	7.90
Total interest-bearing liabilities	221,764	6,255	2.82	208,483	5,971	2.86	217,587	5,834	2.69

Non-interest-bearing deposits	68,340			73,415			79,199
Other liabilities	1,806			1,609			1,407
Stockholders’ equity	28,841			28,995			27,210
Total liabilities and equity	$320,751			$312,502			$325,403
Net interest income		$$12,626			$$12,229			$$12,668
Net interest spread			3.51%			3.42%			3.42%
Net interest margin			4.31%			4.39%			4.31%

1 Tax equivalent basis. The incremental tax rate applied was (104.7%) for 2008 and 34.27% for 2007.
2 Non-accrual loans included in average balance.

Provision for Credit Losses. During the year ended December 31, 2008, the Company made a provision of $1,145,649 for credit losses, compared to a provision of $50,000 and $62,000 for credit losses for the years ended December 31, 2007 and 2006, respectively. The increase in the provision for credit losses for 2008 was due to net charge offs on installment loans of $746,000 (primarily made up of charge offs on indirect automobile loans of $719,000) and adjustments to the risk factors for our loan loss reserve calculation as economic conditions deteriorated. At December 31, 2008, the allowance for credit losses equaled 224.42% of non-accrual and past due loans compared to 188.27% and 3,116.95% at December 31, 2007 and 2006, respectively. During the year ended December 31, 2008, the Company recorded net charge-offs of $728,000 compared to $285,000 and $424,256 in net charge-offs during the years ended December 31, 2007 and 2006, respectively.

Other Income. Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on life insurance. Other income decreased from $2,157,292 in 2007 to $2,050,587 in 2008, a $106,705, or 4.95% decrease. The decrease was primarily due to a decrease in service charges and other fees and commissions, partially offset by gains on investment securities. Other income decreased from $2,244,390 in 2006 to $2,157,292 in 2007, an $87,098, or 3.88% decrease. The decrease was primarily due to a decrease in gains on investment securities with lesser decreases in service charges and other fees and commissions.

Other Expenses. Other expenses increased from $10,433,019 in 2007 to $13,102,341 in 2008, a $2,669,322 or 25.59% increase. This increase, which consists of non-interest operating expenses, was primarily due to the write-down of one Fannie Mae and two Freddie Mac securities in the amount of $2,816,000. Lesser increases occurred in salaries and wages and occupancy costs, partially offset by decreases in employee benefits and furniture and equipment. Other expenses decreased from $10,596,661 in 2006 to $10,433,019 in 2007, a $163,190 or 1.55% decrease. This decrease, which consists of non-interest operating expenses, was primarily due to a decrease in salaries, employee benefits, and furniture and equipment costs partially offset by an increase in occupancy and other miscellaneous expenses.

Income Taxes. During the year ended December 31, 2008, the Company recorded income tax benefit of $679,362, compared to income tax expense of $758,340 for the year ended December 31, 2007. This decrease was primarily due to a tax benefit of $1,110,770 from the write-down of $2,816,000 for the Fannie Mae and Freddie Mac securities. In addition to this, the amount of tax exempt income on municipal securities decreased and there was a larger amount contributed to provision for credit losses. During the year ended December 31, 2007, the Company recorded income tax expense of $758,340, compared to income tax expense of $687,115 for the year ended December 31, 2006. This increase was primarily due to less tax exempt income on municipal securities.

Comparison of Financial Condition at December 31, 2008, 2007 and 2006

The Company’s total assets increased to $332,502,215 at December 31, 2008 from $307,273,868 at December 31, 2007. The Company’s total assets decreased to $307,273,868 at December 31, 2007 from $317,745,601 at December 31, 2006.

The Company’s net loan portfolio increased to $235,132,621 at December 31, 2008 compared to $199,753,132 at December 31, 2007 and $193,336,604 at December 31, 2006. The increase in the loan portfolio during the 2008 period is primarily due to an increase in refinanced mortgage loans, commercial and residential construction loans, demand commercial secured loans and mortgage participations purchased. They were partially offset by a decline in indirect automobile loans and additional mortgage participations sold. The increase in the loan portfolio during the 2007 period is primarily due to an increase in refinanced mortgage loans, commercial and residential construction loans, personal and commercial secured installment loans. They were partially offset by a decline in indirect automobile loans and mortgage participations purchased.

During 2008, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $57,948,645, a $19,917,368 or 25.58%, decrease from $77,866,013 at December 31, 2007. This decrease is primarily attributable to a decrease in mortgage backed securities. During 2007, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $77,866,013, an $18,628,646 or 19.31%, decrease from $96,494,659 at December 31, 2006. This decrease is primarily attributable to a decrease in mortgage backed securities and government agencies.

Deposits as of December 31, 2008 totaled $269,767,598, an increase of $16,850,832, or 6.66%, from the $252,916,766 total as of December 31, 2007. Deposits as of December 31, 2007 totaled $252,916,766, a decrease of $21,916,691, or 7.98%, from the $274,833,457 total as of December 31, 2006. Demand deposits as of December 31, 2008 totaled $63,538,759, a $5,221,614, or 7.59%, decrease from $68,760,373 at December 31, 2007. NOW and Super NOW accounts, as of December 31, 2008, decreased by $2,075,226, or 8.96% from their 2007 level to $21,079,314. Money market accounts decreased by $184,175, or 1.42%, from their 2007 level, to total $12,764,167 at December 31, 2008. Savings deposits decreased by $1,579,894, or 3.33%, from their 2007 level, to $45,801,719 at December 31, 2008. Time deposits over $100,000 totaled $37,643,347 on December 31, 2008, an increase of $9,759,573, or 35.00% from December 31, 2007. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $88,940,292 on December 31, 2008, a $16,153,569 or 22.19% increase from December 31, 2007.

Total stockholders’ equity as of December 31, 2008 decreased by $1,827,902, or 6.15%, from the 2007 period. The decrease was attributed to an increase in accumulated other comprehensive loss, net of tax, and the excess of the cash dividends paid and common stock shares repurchased and retired over the net income for 2008. Total stockholders’ equity as of December 31, 2007 increased by $1,535,641, or 5.45%, from the 2006 period. The increase was attributed to the excess of net income over the cash dividends paid and partially offset by an increase in accumulated other comprehensive loss, net of tax.

Off-Balance Sheet Arrangements

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2008, the Bank has accrued $200,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2008.

	0-3 Months	Over 3 To 12 Months	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$14,844
Federal funds and overnight deposits	6,394	-	-	-	6,394
Securities	-	-	4,561	53,388	57,949
Loans	12,858	9,047	90,257	125,857	238,019
Fixed Assets	-	-	-	-	3,099
Other Assets	-	-	-	-	12,197

Total assets	$19,252	$9,047	$94,818	$179,245	$332,502

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$63,539
NOW accounts	21,079	-	-	-	21,079
Money market deposit accounts	12,764	-	-	-	12,764
Savings accounts	45,802	204	-	-	46,006
IRA accounts	2,860	8,997	21,188	907	33,952
Certificates of deposit	16,347	39,980	35,760	341	92,428
Other liabilities	-	-	-	-	29,671
Junior Subordinated Debenture	-	-	-	-	5,155
Stockholders’ equity	-	-	-	-	27,908

Total liabilities and Stockholders’ equity	$98,852	$49,181	$56,948	$1,248	$332,502

GAP	$(79,600)	$(40,134)	$37,870	$177,997
Cumulative GAP	(79,600)	(119,734)	(81,864)	96,133
Cumulative GAP as a % of total assets	(23.96%)	(36.04%)	(24.64%)	28.94%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model. However, the Bank believes that the model is a prudent forecasting tool. As of December 31, 2008, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	4.0%	1.5%	2.2%	1.1%
% Change in Economic Value of Equity	-25.5%	-11.6%	7.9%	-0.9%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2008, totaled $21,237,903, an increase of $6,442,843 or 43.55%, from the December 31, 2007 total of $14,795,060. Most of this increase was due to federal funds sold with a lesser increase in interest-bearing deposits in FHLB but was offset by a decrease in cash and due from banks.

As of December 31, 2008, the Bank was permitted to draw on a $66.01 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and agency securities. As of December 31, 2008, a $7 million long-term convertible advance was outstanding under this line. There was also a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017.) There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018. This advance has a 2.73% rate of interest and is callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018. This advance has a 3.344% rate of interest and is callable quarterly, starting August 22, 2011. In addition the Bank has unsecured lines of credit totaling $9 million from a commercial bank on which there is no outstanding balances at December 31, 2008. Furthermore, on September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors. The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010. As of December 31, 2008, the full $5,155,000 was outstanding.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2008, the Company was in compliance with these requirements with a leverage ratio of 10.50%, a Tier 1 risk-based capital ratio of 14.08% and total risk-based capital ratio of 14.93%. At December 31, 2008, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 Revised 2007 (SFAS 141R), Business Combinations. SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. On January 1, 2008, the Company adopted SFAS No. 141R. The Company has determined that the adoption of this pronouncement did not have a significant impact on the financial statements.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 which is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management has not elected to adopt this SFAS but will continue to evaluate the impact of adopting this Statement on the Company’s financial statements for future periods.

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

The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. On January 1, 2008, the Company adopted EITF No. 06-04 and under option (a) recorded a cumulative accrued expense and reduction in stockholder’s equity totaling $179,794 statements.

On January 12, 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP). FASB FSP 99-20-1 amends the impairment guidance in FASB EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets. The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.” This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The Statement is directed to entities rather than auditors because entities are responsible for the selection of accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that the system is effective.

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

Management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

GLEN BURNIE BANCORP

March 13, 2009	By:	/s/ Michael G. Livingston
Michael G. Livingston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Livingston	President, Chief Executive Officer	March 13, 2009
Michael G. Livingston	and Director

/s/ F. William Kuethe, Jr.	President Emeritus and Director	March 13, 2009
F. William Kuethe, Jr.

/s/ John E. Porter	Senior Vice President and Chief	March 13, 2009
John E. Porter	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 13, 2009
John E. Demyan

/s/ Shirley E. Boyer	Director	March 13, 2009
Shirley E. Boyer

/s/ Thomas Clocker	Director	March 13, 2009
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 13, 2009
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 13, 2009
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 13, 2009
Charles Lynch

/s/ Edward L. Maddox	Director	March 13, 2009
Edward L. Maddox

/s/ William N. Scherer, Sr.	Director	March 13, 2009
William N. Scherer, Sr.

/s/ Karen B. Thorwarth	Director	March 13, 2009
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 13, 2009
Mary Lou Wilcox

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2008, 2007, and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended.  Glen Burnie Bancorp and subsidiaries’ management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2008, 2007, and 2006, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Salisbury, Maryland
March 9, 2009

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2008	2007	2006

Assets
Cash and due from banks	$6,960,377	$8,220,582	$9,005,691
Interest-bearing deposits in other financial institutions	7,883,816	5,847,562	342,309
Federal funds sold	6,393,710	726,916	3,971,978
Cash and cash equivalents	21,237,903	14,795,060	13,319,978
Investment securities available for sale, at fair value	57,948,645	77,182,181	95,811,296
Investment securities held to maturity (fair value 2007 $726,193; 2006 $729,960)	-	683,832	683,363
Federal Home Loan Bank stock, at cost	1,767,600	1,381,900	928,000
Maryland Financial Bank stock, at cost	100,000	100,000	100,000
Common stock in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Ground rents, at cost	184,900	202,900	219,100
Loans, less allowance for credit losses 2008 $2,021,690; 2007 $1,604,491; 2006 $1,839,094	235,132,621	199,753,132	193,336,604
Premises and equipment, at cost, less accumulated depreciation	3,099,448	3,087,908	3,406,014
Accrued interest receivable on loans and investment securities	1,680,392	1,508,640	1,627,433
Deferred income tax benefits	2,286,483	453,512	292,131
Other real estate owned	550,000	50,000	50,000
Cash value of life insurance	7,434,573	7,161,403	6,892,455
Other assets	924,650	758,400	924,227

Total assets	$332,502,215	$307,273,868	$317,745,601

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$63,538,759	$68,760,373	$74,729,298
Interest-bearing	206,228,839	184,156,393	200,104,159
Total deposits	269,767,598	252,916,766	274,833,457
Short-term borrowings	629,855	502,529	545,349
Long-term borrowings	27,071,712	17,107,135	7,140,170
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155,000	5,155,000	5,155,000
Dividends payable	385,794	385,010	366,580
Accrued interest payable on deposits	139,579	134,274	145,642
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518
Other liabilities	1,272,907	1,165,482	1,187,372
Total liabilities	304,593,963	277,537,714	289,545,088

Commitments and contingencies

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2008 2,967,727 shares; 2007 2,498,465 shares; 2006 2,484,633 shares;	2,967,727	2,498,465	2,484,633
Surplus	11,568,241	11,921,129	11,719,907
Retained earnings	14,129,637	15,750,156	14,312,496
Accumulated other comprehensive loss, net of tax	(757,353)	(433,596)	(316,523)
Total stockholders' equity	27,908,252	29,736,154	28,200,513

Total liabilities and stockholders' equity	$332,502,215	$307,273,868	$317,745,601

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2008	2007	2006

Interest income on:
Loans, including fees	$14,456,017	$13,326,693	$11,830,676
U.S. Government agency securities	1,962,553	2,553,527	3,347,090
State and municipal securities	1,410,676	1,451,540	1,653,109
Corporate trust preferred securities	192,749	250,526	374,588
Federal funds sold	5,034	139,075	200,418
Other	149,007	115,895	249,315
Total interest income	18,176,036	17,837,256	17,655,196

Interest expense on:
Deposits	4,780,185	4,824,425	4,780,871
Short-term borrowings	50,567	119,101	80,994
Long-term borrowings	877,101	481,092	425,470
Junior subordinated debentures	546,180	546,430	546,430
Total interest expense	6,254,033	5,971,048	5,833,765

Net interest income	11,922,003	11,866,208	11,821,431

Provision for credit losses	1,145,649	50,000	62,000

Net interest income after provision for credit losses	10,776,354	11,816,208	11,759,431

Other income:
Service charges on deposit accounts	737,070	814,392	831,140
Other fees and commissions	849,417	953,873	1,026,144
Gains on investment securities, net	190,930	120,079	176,453
Income on life insurance	273,170	268,948	210,653
Total other income	2,050,587	2,157,292	2,244,390

Other expenses:
Salaries and wages	4,694,461	4,623,067	4,769,495
Employee benefits	1,525,023	1,702,535	1,748,294
Occupancy	903,976	886,345	850,843
Furniture and equipment	754,191	844,147	864,151
Impairment loss on investment securities	2,816,000	-	-
Other expenses	2,408,690	2,376,925	2,363,878
Total other expenses	13,102,341	10,433,019	10,596,661

(Loss) income before income taxes (benefits)	(275,400)	3,540,481	3,407,160

Federal and state income taxes (benefits)	(679,362)	758,340	687,115

Net income	$403,962	$2,782,141	$2,720,045

Basic and diluted earnings per share of common stock	$0.14	$0.93	$0.92

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2008	2007	2006

Net income	$403,962	$2,782,141	$2,720,045

Other comprehensive loss, net of tax
Unrealized holding losses arising during the period (net of deferred tax benefits 2008 $1,264,081; 2007 $23,422; 2006 $6,826)	(1,913,998)	(37,231)	(10,849)
Reclassification adjustment for impairment loss included in net income (net of deferred tax benefits 2008 $1,110,771)	1,705,229	-	-
Reclassification adjustment for gains included in net income (net of deferred taxes 2008 $75,942; 2007 $50,237; 2006 $47,522)	(114,988)	(79,842)	(75,529)
Total other comprehensive loss	(323,757)	(117,073)	(86,378)

Comprehensive income	$80,205	$2,665,068	$2,633,667

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2008, 2007, and 2006

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Loss	Equity

Balances, December 31, 2005	2,056,024	$2,056,024	$11,458,465	$13,341,097	$(230,145)	$26,625,441

Net income	-	-	-	2,720,045	-	2,720,045
Cash dividends, $.45 per share	-	-	-	(1,337,545)	-	(1,337,545)
Dividends reinvested under dividend reinvestment plan	15,113	15,113	229,946	-	-	245,059
Shares issued under employee stock purchase plan	2,395	2,395	31,496	-	-	33,891
Stock split effected in form of 20% stock dividend	411,101	411,101		(411,101)		-
Other comprehensive loss, net of tax	-	-	-	-	(86,378)	(86,378)

Balances, December 31, 2006	2,484,633	2,484,633	11,719,907	14,312,496	(316,523)	28,200,513

Net income	-	-	-	2,782,141	-	2,782,141
Cash dividends, $.45 per share	-	-	-	(1,344,481)	-	(1,344,481)
Dividends reinvested under dividend reinvestment plan	12,791	12,791	187,668	-	-	200,459
Shares issued under employee stock purchase plan	1,041	1,041	13,554	-	-	14,595
Other comprehensive loss, net of tax	-	-	-	-	(117,073)	(117,073)

Balances, December 31, 2007	2,498,465	2,498,465	11,921,129	15,750,156	(433,596)	29,736,154

Net income	-	-	-	403,962	-	403,962
Cummulative effect of adoption of EITF 06-04	-	-	-	(179,794)	-	(179,794)
Shares repurchased and retired	(50,300)	(50,300)	(526,939)	-	-	(577,239)
Cash dividends, $.45 per share	-	-	-	(1,345,128)	-	(1,345,128)
Dividends reinvested under dividend reinvestment plan	20,003	20,003	174,051	-	-	194,054
Stock split effected in form of 20% stock dividend	499,559	499,559	-	(499,559)	-	-
Other comprehensive loss, net of tax	-	-	-	-	(323,757)	(323,757)

Balances, December 31, 2008	2,967,727	$2,967,727	$11,568,241	$14,129,637	$(757,353)	$27,908,252

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2008	2007	2006

Cash flows from operating activities:
Net income	$403,962	$2,782,141	$2,720,045
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	421,229	496,172	571,741
Provision for credit losses	1,145,649	50,000	62,000
Deferred income (benefits) taxes, net	(1,605,603)	(87,720)	26,357
Gains on disposals of assets, net	(173,393)	(119,652)	(175,634)
Impairment losses on investment securities	2,816,000	-	-
Income on investment in life insurance	(273,170)	(268,948)	(210,653)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(171,752)	118,793	(175,627)
(Increase) decrease in other assets	(118,962)	106,163	38,161
Increase (decrease) in accrued interest payable	5,305	(11,368)	62,531
(Decrease) increase in other liabilities	(72,369)	(21,890)	41,751

Net cash provided by operating activities	2,376,896	3,043,691	2,960,672

Cash flows from investing activities:
Maturities of held to maturity mortgage-backed securities	-	-	468,199
Maturities of available for sale mortgage-backed securities	4,402,208	7,301,634	9,331,430
Maturities of other available for sale investment securities	-	300,000	4,330,544
Sales of held to maturity debt securities	684,100	-	-
Sales of available for sale debt securities	25,977,280	17,889,342	22,431,078
Purchases of available for sale mortgage-backed securities	(981,811)	-	(25,365,231)
Purchases of other available for sale investment securities	(13,318,481)	(6,907,162)	(20,398,575)
Purchase of FHLB stock	(385,700)	(453,900)	(9,100)
Purchase of life insurance contracts	-	-	(1,000,000)
Increase in loans, net	(36,525,138)	(6,466,528)	(3,193,606)
Purchases of premises and equipment	(501,717)	(128,452)	(131,821)

Net cash (used) provided by investing activities	(20,649,259)	11,534,934	(13,537,082)

Cash flows from financing activities:
Decrease in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	(5,221,614)	(5,968,925)	(4,584,623)
Increase (decrease) in time deposits, net	22,072,446	(15,947,766)	14,169,812
Increase (decrease) in short-term borrowings	127,326	(42,820)	(76,701)
Proceeds from long-term borrowings	10,000,000	10,000,000	-
Repayments of long-term borrowings	(35,423)	(33,035)	(30,807)
Cash dividends paid	(1,344,344)	(1,326,051)	(1,309,970)
Common stock dividends reinvested	194,054	200,459	245,059
Repurchase and retirement of common stock	(577,239)	-	-
Issuance of common stock	-	14,595	33,891

Net cash provided (used) by financing activities	25,215,206	(13,103,543)	8,446,661

Increase (decrease) in cash and cash equivalents	6,942,843	1,475,082	(2,129,749)

Cash and cash equivalents, beginning of year	14,795,060	13,319,978	15,449,727

Cash and cash equivalents, end of year	$21,737,903	$14,795,060	$13,319,978

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2008	2007	2006

Supplementary Cash Flow Information:
Interest paid	$6,248,728	$5,982,416	$5,771,234
Income taxes paid	600,000	886,156	626,374
Total increase in unrealized depreciation on available for sale securities	(551,125)	(190,732)	(140,725)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies (continued)

Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models.  The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.  At December 31, 2008, there was approximately a $33,000 unallocated component of the allowance reflected in the allowance for credit losses.

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

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans.  The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired.  Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expenses of operation are included in other income or expenses.  Gains and losses realized from the sale of OREO are included in other income or expenses.  Loans converted to OREO through foreclosure proceedings totaled $550,000 for the year ended December 31, 2008.  No loans were converted to OREO in 2007 or 2006.  The Bank financed no sales of OREO for 2008, 2007, or 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies (continued)

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset.  As of December 31, 2008, 2007, and 2006, certain loans existed which management considered impaired (See Note 4).  During the year ended December 31, 2008, management deemed certain investment securities were impaired and recorded an impairment loss on these securities (See Note 3).

Income Taxes:

The provision for Federal and state income taxes is based upon the results of operations, adjusted for tax-exempt income.  Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

Temporary differences which give rise to deferred tax benefits relate principally to accrued deferred compensation, accumulated impairment losses on investment securities, allowance for credit losses, unused alternative minimum tax credits, net unrealized depreciation on investment securities available for sale, and reserve for unfunded commitments.

Temporary differences which give rise to deferred tax liabilities relate principally to accumulated depreciation, and accumulated securities discount accretion.

Credit Risk:

The Bank has unsecured deposits and Federal funds sold with several other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”).

Cash and Cash Equivalents:

The Bank has included cash and due from banks, interest-bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

Accounting for Stock Options:

The Company follows SFAS No. 123R, Share-Based Payments, for accounting and reporting for stock-based compensation plans.  SFAS No. 123R defines a fair value at grant date based method of accounting for measuring compensation expense for stock-based plans to be recognized in the statement of income.

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

Note 2.  Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities.  Such reserves averaged approximately $4,781,000, $5,368,000, and $5,530,000 during the years ended December 31, 2008, 2007, and 2006, respectively.

Note 3.  Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$8,686,877	$191,455	$140,280	$8,738,052
State and municipal	31,466,012	235,128	979,935	30,721,205
Corporate trust preferred	2,168,928	-	971,426	1,197,502
Mortgage-backed	16,884,368	413,682	6,164	17,291,886

	$59,206,185	$840,265	$2,097,805	$57,948,645

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$8,489,126	$44,593	$761,906	$7,771,813
State and municipal	31,627,159	272,449	164,764	31,734,844
Corporate trust preferred	2,167,271	253,283	-	2,420,554
Mortgage-backed	35,605,038	110,145	460,213	35,254,970

	$77,888,594	$680,470	$1,386,883	$77,182,181

Held to maturity:
State and municipal	$683,832	$42,361	$-	$726,193

	$683,832	$42,361	$-	$726,193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale:
U.S. Government agencies	$11,484,102	$6,250	$299,634	$11,190,718
State and municipal	36,127,782	429,062	179,207	36,377,637
Corporate trust preferred	3,079,958	372,316	-	3,452,274
Mortgage-backed	45,635,133	39,152	883,618	44,790,667

	$96,326,975	$846,780	$1,362,459	$95,811,296

Held to maturity:
State and municipal	$683,363	$46,597	$-	$729,960

	$683,363	$46,597	$-	$729,960

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 are as follows:

Securities available for sale:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S.
Government agencies	$1,026,580	$45,420	$13,500	$94,860	$1,040,080	$140,280
State and Municipal	14,504,594	670,225	3,436,150	309,710	17,940,744	979,935
Corporate trust preferred	1,197,502	971,426	-	-	1,197,502	971,426
Mortgaged-backed	1,001,761	6,164	-	-	1,001,761	6,164

	$17,730,437	$1,693,235	$3,449,650	$404,570	$21,180,087	$2,097,805

In September 2008, Freddie Mac and Fannie Mae government sponsored entities entered into conservatorship agreements with the U.S. Treasury Department.  This conservatorship precludes these entities from paying preferred stock dividends.  As a result, the market values declined significantly and the Company recorded an impairment loss of $2,816,000 during the year ended December 31, 2008.  The write down represented 94% of the initial investment in these securities.

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

As of December 31, 2008, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On December 31, 2008, the Bank held 14 investment securities having continuous unrealized loss positions for more than 12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgaged-backed securities.  The Bank has no mortgaged-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2008, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Contractual maturities of investment securities at December 31, 2008, 2007, and 2006 are shown below.  Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association.  Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2008	Cost	Value	Cost	Value

Due within one year	$-	$-
Due over one to five years	4,577,077	4,560,487
Due over five to ten years	5,563,224	5,685,637
Due over ten years	32,181,516	30,410,635

Mortgage-backed, due in monthly installments	16,884,368	17,291,886

	$59,206,185	$57,948,645
December 31, 2007

Due within one year	$1,000,000	$996,094	$-	$-
Due over one to five years	9,638,992	9,635,177	-	-
Due over five to ten years	4,089,402	4,068,131	-	-
Due over ten years	27,555,162	27,227,809	683,832	726,193

Mortgage-backed, due in monthly installments	35,605,038	35,254,970	-	-

	$77,888,594	$77,182,181	$683,832	$726,193
December 31, 2006

Due within one year	$300,989	$298,897	$-	$-
Due over one to five years	10,355,087	10,221,909	-	-
Due over five to ten years	9,938,119	9,826,970	-	-
Due over ten years	30,097,647	30,672,853	683,363	729,960

Mortgage-backed, due in monthly installments	45,635,133	44,790,667	-	-

	$96,326,975	$95,811,296	$683,363	$729,960

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

Proceeds from sales of available for sale securities prior to maturity totaled $25,977,280, $17,889,342, and $22,431,078 for the years ended December 31, 2008, 2007, and 2006, respectively.  The Bank realized gains of $195,780 and losses of $4,850 on those sales for 2008.  The Bank realized gains of $230,038 and losses of $109,959 on those sales for 2007.  The Bank realized gains of $225,438 and losses of $48,985 on those sales for 2006.  Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade.  Income tax expense relating to net gains on sales of investment securities totaled $75,942, $47,761, and $68,146 for the years ended December 31, 2008, 2007, and 2006, respectively.

In July 2008, the Company sold its remaining two positions in securities classified as held to maturity.  Inasmuch as these positions were liquidated prior to maturity in a manner which did not meet the prescribed requirements of SFAS 115, the Company may be precluded for a period of time from classifying any securities positions as held to maturity.

The Bank has no derivative financial instruments required to be disclosed under SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4.  Loans

Major categories of loans are as follows:

	2008	2007	2006
Mortgage:
Residential	$87,707,878	$76,780,857	$68,340,050
Commercial	76,152,837	47,842,942	53,164,479
Construction and land development	6,589,673	5,876,285	1,609,132
Demand and time	6,974,607	5,184,349	5,077,680
Installment	60,593,752	66,490,020	67,726,942
	238,018,747	202,174,453	195,918,283
Unearned income on loans	(864,436)	(816,830)	(742,585)
	237,154,311	201,357,623	195,175,698
Allowance for credit losses	(2,021,690)	(1,604,491)	(1,839,094)

	$235,132,621	$199,753,132	$193,336,604

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank.  The Bank’s installment loan portfolio included approximately $43,970,000, $49,260,000, and $52,539,000 of such loans at December 31, 2008, 2007, and 2006, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland.  Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectibility or present other unfavorable terms.  At December 31, 2008, 2007, and 2006, the amounts of such loans outstanding totaled $4,344,974, $4,009,224, and $3,293,148, respectively.  During 2008, loan additions and repayments totaled $653,500 and $317,750, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans (continued)

The allowance for credit losses is as follows:

	2008	2007	2006

Balance, beginning of year	$1,604,491	$1,839,094	$2,201,350
Provision for credit losses	1,145,649	50,000	62,000
Recoveries	352,933	305,841	357,803
Loans charged off	(1,081,383)	(590,444)	(782,059)

Balance, end of year	$2,021,690	$1,604,491	$1,839,094

Loans on which the accrual of interest has been discontinued totaled $866,912, $212,416, and $57,429 at December 31, 2008, 2007, and 2006, respectively.  Interest that would have been accrued under the terms of these loans totaled $29,807, $20,037, and $10,658 for the years ended December 31, 2008, 2007, and 2006, respectively.  Loans past due 90 days or more and still accruing interest totaled $22,551, $639,982 and $1,751 at December 31, 2008, 2007 and 2006, respectively.

Information regarding loans classified by the Bank as impaired is summarized as follows:

	2008	2007	2006
Loans classified as impaired with a valuation allowance	$1,387,043	$212,416	$57,429
Allowance for credit losses on impaired loans	629,036	159,312	35,423
Average balance of impaired loans	1,458,245	95,605	6,846

Following is a summary of cash receipts on impaired loans and how they were applied:

Cash receipts applied to reduce principal balance	$131,730	$-	$9,723
Cash receipts recognized as interest income	41,062	-	-

Total cash receipts	$172,792	$-	$9,723

No troubled debt restructurings transpired in 2008.  All prior investments in troubled debt were performing under the terms of the modified agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2008	2007	2006

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	4,796,309	4,738,733	4,710,503
Equipment and fixtures	5-30 years	5,056,015	5,450,210	5,456,049
Construction in progress		121,973	60,226	26,088
		10,659,274	10,934,146	10,877,617
Accumulated depreciation		(7,559,826)	(7,846,238)	(7,471,603)

		$3,099,448	$3,087,908	$3,406,014

Construction in progress at December 31, 2008 relates primarily to a future branch site.

Depreciation expense totaled $347,040, $412,198, and $450,278 for the years ended December 31, 2008, 2007, and 2006, respectively.  Amortization of software and intangible assets totaled $96,312, $109,797, and $97,954 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Bank leases its South Crain Highway, Severna Park, and Linthicum branches.  Minimum lease obligations under the South Crain Highway branch are $115,400 per year through September 2009, adjusted annually by the CPI.  Minimum lease obligations under the Severna Park branch were $30,000 per year through September 2012.  Minimum lease obligations under the Linthicum branch are $92,700 per year through December 2014, adjusted annually on a pre-determined basis, with one ten year extension option.  The Bank is also required to pay all maintenance costs under all these leasing arrangements.  Rent expense totaled $257,467, $252,087, and $236,166 for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 6.  Short-term borrowings

Short-term borrowings are as follows:

	2008	2007	2006

Notes payable - U.S. Treasury	$629,855	$502,529	$545,349

Notes payable to the U.S. Treasury represents Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank.  The Bank pays interest on these balances at a slight discount to the Federal funds rate.  This arrangement is secured by investment securities with an amortized cost of approximately $1,000,000, $500,000 and $1,000,000 at December 31, 2008, 2007, and 2006, respectively.

The Bank owned 17,676 shares of common stock of the FHLB at December 31, 2008.  The Bank is required to maintain an investment of .2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments.  The credit available under this facility is determined at 20% of the Bank’s total assets, or approximately $66,010,000 at December 31, 2008.  Long-term advances totaled $27,000,000 under this credit arrangement at December 31, 2008 (see Note 7).  This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio.  Average short-term borrowings under this facility approximated $1,924,000, $1,616,000 and $1,047,000 for 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Short-term borrowings (continued)

The Bank also has available $9,000,000 in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary.  No outstanding borrowings existed under this credit arrangement at December 31, 2008, 2007, and 2006.

Note 7.  Long-term Borrowings

Long-term borrowings are as follows:

	2008	2007	2006

Federal Home Loan Bank of Atlanta, convertible advances	$27,000,000	$17,000,000	$7,000,000
Mortgage payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through October 2010, secured by real estate	71,712	107,135	140,170

	$27,071,712	$17,107,135	$7,140,170

The Federal Home Loan Bank of Atlanta, convertible advances total includes the following:

A $7,000,000 convertible advance issued in 2000, which matures in September 2010, with interest at 5.84%, payable quarterly.  The Federal Home Loan Bank of Atlanta has the option of converting the rate to a three-month LIBOR; however, if converted, the borrowing can be repaid without penalty.  The proceeds of the convertible advance were used to purchase higher yielding investment securities.

A $10,000,000 convertible advance issued in 2007, which has a final maturity of November, 1, 2017, but is callable monthly.  This advance has a 3.28% interest rate, with interest payable monthly.  The proceeds of the convertible advance were used to fund loans and purchase investment securities.

A $5,000,000 convertible advance issued in 2008, which has a final maturity of July 23, 2018, but is callable quarterly starting July 23, 2009.  This advance has a 2.73% interest rate, with interest payable quarterly.  The proceeds of the convertible advance were used to fund loans.

A $5,000,000 convertible advance issued in 2008, which has a final maturity of August 22, 2018, but is callable quarterly starting August 22, 2011.  This advance has a 3.34% interest rate, with interest payable quarterly.  The proceeds of the convertible advance were used to fund loans.

At December 31, 2008, the scheduled maturities of long-term borrowings are approximately as follows:

2008

2009	$38,000
2010	7,034,000
2014 and thereafter	20,000,000

$27,072,000

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

Note 9.  Deposits

Major classifications of interest-bearing deposits are as follows:

	2008	2007	2006

NOW and SuperNOW	$21,079,314	$23,154,540	$22,274,015
Money Market	12,764,167	12,948,342	15,341,221
Savings	45,801,719	47,381,613	50,234,238
Certificates of Deposit, $100,000 or more	27,882,777	20,654,230	22,380,391
Other time deposits	98,700,862	80,017,668	89,874,294

	$206,228,839	$184,156,393	$200,104,159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Deposits (continued)

Interest expense on deposits is as follows:

	2008	2007	2006

NOW and SuperNOW	$30,618	$47,885	$52,047
Money Market	62,475	103,472	106,264
Savings	153,301	214,998	222,018
Certificates of Deposit, $100,000 or more	976,446	915,889	859,707
Other time deposits	3,557,345	3,542,181	3,540,835

	$4,780,185	$4,824,425	$4,780,871

At December 31, 2008, the scheduled maturities of time deposits are approximately as follows:

2008

2009	$68,385,000
2010	34,732,000
2011	5,444,000
2012	3,146,000
2013	13,626,000
2014 and thereafter	1,251,000

$126,584,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2,611,000, $2,213,000, and $2,308,000 at December 31, 2008, 2007, and 2006, respectively.

The Bank had no brokered deposits at December 31, 2008, 2007, and 2006.

Note 10.  Income Taxes

The components of income tax expense for the years ended December 31, 2008, 2007, and 2006 are    as follows:

	2008	2007	2006
Current:
Federal	$655,129	$646,449	$493,052
State	271,112	199,611	167,706

Total current	926,241	846,060	660,758
Deferred income taxes (benefits):
Federal	(1,275,873)	(80,277)	25,655
State	(329,730)	(7,443)	702

Total deferred	(1,605,603)	(87,720)	26,357

Income tax (benefit) expense	$(679,362)	$758,340	$687,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006

(Loss) income before income taxes (benefit)	$(275,400)	$3,540,481	$3,407,160

Taxes computed at Federal income tax rate	$(93,636)	$1,203,764	$1,158,434
Increase (decrease) resulting from:
Tax-exempt income	(547,038)	(581,208)	(610,541)
State income taxes, net of Federal income tax benefit	(38,688)	126,832	110,686
Other	-	8,952	28,536

Income tax (benefit) expense	$(679,362)	$758,340	$687,115

The relationship between pre-tax loss and income tax benefits for 2008 is affected by increased deferred tax benefits attributable to tax methodologies utilized for loan loss provisions.

The components of the net deferred income tax benefits as of December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006

Deferred income tax benefits:
Accrued deferred compensation	$82,049	$-	$-
Impairment loss on investment securities	1,110,771	-	-
Allowance for credit losses	563,737	80,300	90,186
Alternative minimum tax credits	66,371	94,642	37,678
Net unrealized depreciation on investment securities available for sale	500,186	272,816	199,155
Reserve for unfunded commitments	78,890	78,890	77,240
Total deferred income tax benefits	2,402,004	526,648	404,259

Deferred income tax liabilities:
Accumulated depreciation	41,113	15,769	42,991
Accumulated securities discount accretion	74,408	57,367	69,137
Total deferred income tax liabilities	115,521	73,136	112,128

Net deferred income tax benefits	$2,286,483	$453,512	$292,131

Note 11.  Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees.  Annual contributions, included in employee benefit expense, totaled $220,000, $201,321 and $200,005 for the years ended December 31, 2008, 2007 and 2006, respectively.  The Bank is also making additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of a prior defined benefit pension plan.  These additional contributions, also included in employee benefit expense, totaled $33,452, $37,105, and $47,495 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Pension and Profit Sharing Plans (continued)

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors.  The plan covers substantially all employees.  The Bank’s contributions to the plan, included in employee benefit expense, totaled $116,027, $340,254, and $335,724 for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 12.  Post-Retirement Health Care Benefits

The Bank has previously provided health care benefits to employees who retire at age 65 with five years of full time service immediately prior to retirement and two years of participation in the medical benefits plan.  In 2001, the Bank amended the plan to include the current Board of Directors and their spouses and the spouses of current retirees.  In the first quarter of 2002, the Bank again amended the plan so that all post-retirement healthcare benefits currently provided by the Bank to the above qualified participants terminated on December 31, 2006.  The plan was funded only to the extent of the Bank’s monthly payments of insurance premiums, which totaled $50,483 for the year ended December 31,2006.

The following table sets forth the financial status of the plan at December 31, 2006:

Net post-retirement benefit income for the year ended December 31, 2006 includes the following:

2006
Interest cost	$3,081
Amortization of net gain	(37,723)

Net post-retirement benefit income	$(34,642)

Assumptions used in the accounting for net post-retirement benefit expense were as follows:

2006

Health care cost trend rate	5.0%
Discount rate	6.5%

If the assumed health cost trend rate were increased to 6% for 2006, the total of the service and interest cost components of net periodic post-retirement health care income cost would increase by $0 to ($34,642) as of for the year ended December 31, 2006.

Note 13.  Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies.  Cash value totaled $7,434,573, $7,161,403, and $6,892,455 at December 31, 2008, 2007, and 2006, respectively.  Income on their insurance investment totaled $273,170, $268,948, and $210,653 for 2008, 2007, and 2006, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees.  Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Other Operating Expenses

Other operating expenses include the following:

	2008	2007	2006

Professional services	$485,685	$479,877	$434,465
Stationery, printing and supplies	214,815	225,709	209,385
Postage and delivery	187,017	222,642	224,856
FDIC assessment	35,544	31,605	33,847
Directors fees and expenses	198,939	210,097	207,796
Marketing	255,921	236,917	232,258
Data processing	100,562	109,797	104,976
Correspondent bank services	60,706	95,407	89,924
Telephone	160,242	157,811	165,529
Liability insurance	71,497	67,959	81,508
Losses and expenses on real estate owned (OREO)	8,343	2,905	922
Other ATM expense	232,670	242,429	235,116
Other	396,749	293,770	343,296

	$2,408,690	$2,376,925	$2,363,878

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2008	2007	2006
Loan commitments:
Construction and land development	$400,000	$-	$482,000
Other mortgage loans	2,590,000	685,000	528,000

	$2,990,000	$685,000	$1,010,000
Unused lines of credit:
Home-equity lines	$6,395,182	$7,507,778	$6,410,947
Commercial lines	13,380,292	18,335,771	10,805,449
Unsecured consumer lines	785,487	815,960	809,802

	$20,560,961	$26,659,509	$18,026,198

Letters of credit:	$196,530	$197,000	$296,136

Loan commitments and lines of credit are agreements to lend to customers as long as there is no violation of any conditions of the contracts.  Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee.  Lines of credit generally have variable interest rates.  Many of the loan commitments and lines of credit are expected to expire without being drawn upon; accordingly, the total commitment amounts do not necessarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Commitments and Contingencies (continued)

represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral or other security obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include deposits held in financial institutions, U.S. Treasury securities, other marketable securities, accounts receivable, inventory, property and equipment, personal residences, income-producing commercial properties, and land under development.  Personal guarantees are also obtained to provide added security for certain commitments.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2008, the Bank has accrued $200,000 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 16.  Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.  Retained earnings from which dividends may not be paid without prior approval totaled approximately $12,430,000, $11,363,000, and $9,367,000 at December 31, 2008, 2007, and 2006, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Stock repurchase program:

In February 2008, the Company instituted a Stock Repurchase Program.  Under the program, the Company may spend up to $1,000,000 to repurchase its outstanding stock.  The repurchases may be made from time to time at a price not to exceed $12.50 per share.  During 2008, the Company repurchased 50,300 shares at an average price of $11.48.  In December 2008, the Company extended the program until December 31, 2009 and replenished the repurchase funds to $1,000,000.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below.  As determined under SFAS No. 123R utilizing the Black-Scholes option pricing model, management of the Company has not recorded any compensation expense for options issued during the years ended December 31, 2007 and 2006, as there would be no material impact in the reported net income.  There were no options issued during the year ended December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Stockholders’ Equity (continued)

		Grant
	Shares	Price

Outstanding December 31, 2005	-

Granted on June 8, 2006, expiring December 11, 2006	4,755	$14.15
Exercised	(2,395)
Expired	(2,360)	$14.15

Outstanding December 31, 2006	-

Granted on August 9, 2007, expiring December 10, 2007	3,126	$14.02
Exercised	(1,041)
Expired	(2,085)	$14.02

Outstanding December 31, 2007	-

At December 31, 2008, shares of common stock reserved for issuance under the plan totaled 48,011.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2008, 2007, and 2006, shares of common stock purchased under the plan totaled 20,003, 12,791, and 15,113, respectively.  At December 31, 2008, shares of common stock reserved for issuance under the plan totaled 145,844.

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

There was no activity under this plan for the years ended December 31, 2008, 2007, and 2006.

At December 31, 2008, shares of common stock reserved for issuance under the plan totaled 313,919.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Stockholders’ Equity (continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2008, 2007, and 2006, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Stockholders’ Equity (continued)

A comparison of capital as of December 31, 2008, 2007, and 2006 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total Capital
(to Risk Weighted Assets)
Company	$35,687,000	14.9%	$19,122,000	8.0%	N/A
Bank	35,707,000	15.0%	19,107,000	8.0%	$23,884,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	33,665,000	14.1%	9,564,000	4.0%	N/A
Bank	33,485,000	14.0%	9,553,000	4.0%	14,330,000	6.0%

Tier I Capital
(to Average Assets)
Company	33,665,000	10.5%	12,825,000	4.0%	N/A
Bank	33,485,000	10.2%	13,196,000	4.0%	16,495,000	5.0%

As of December 31, 2007
Total Capital
(to Risk Weighted Assets)
Company	$36,774,000	17.6%	$16,744,000	8.0%	N/A
Bank	36,592,000	17.5%	16,728,000	8.0%	$20,910,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	35,170,000	16.8%	8,374,000	4.0%	N/A
Bank	34,788,000	16.6%	8,363,000	4.0%	12,544,000	6.0%

Tier I Capital
(to Average Assets)
Company	35,170,000	11.3%	12,494,000	4.0%	N/A
Bank	34,788,000	11.3%	12,271,000	4.0%	15,339,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total Capital
(to Risk Weighted Assets)
Company	$35,357,000	17.1%	$16,570,000	8.0%	N/A
Bank	35,240,000	17.0%	16,564,000	8.0%	$20,705,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	33,518,000	16.2%	8,281,000	4.0%	N/A
Bank	33,201,000	16.0%	8,285,000	4.0%	12,427,000	6.0%

Tier I Capital
(to Average Assets)
Company	33,518,000	10.3%	13,017,000	4.0%	N/A
Bank	33,201,000	10.2%	13,046,000	4.0%	16,307,000	5.0%

Note 17.  Earnings Per Common Share

Earnings per common share are calculated as follows:

	2008	2007	2006
Basic:
Net income	$403,962	$2,782,141	$2,720,045
Weighted average common shares outstanding	2,981,124	2,988,796	2,972,362
Basic net income per share	$0.14	$0.93	$0.92

Diluted earnings per share calculations were not required for 2008, 2007, and 2006 as there were no options outstanding at December 31, 2008, 2007, and 2006.

In January 2008, the Company declared a six for five stock split effected in the form of a 20% stock dividend.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Fair Values of Financial Instruments

In accordance with the disclosure requirements of SFAS No. 107, the estimated fair value and the related carrying values of the Company’s financial instruments are as follows:

	2008		2007		2006
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,960,377	$6,960,377	$8,220,582	$8,220,582	$9,005,691	$9,005,691
Interest-bearing deposits in other financial institutions	7,883,816	7,883,816	5,847,562	5,847,562	342,309	342,309
Federal funds sold	6,393,710	6,393,710	726,916	726,916	3,971,978	3,971,978
Investment securities available for sale	57,948,645	57,948,645	77,182,181	77,182,181	95,811,296	95,811,296
Investment securities held to maturity	-	-	683,832	726,193	683,363	729,960
Federal Home Loan Bank Stock	1,767,600	1,767,600	1,381,900	1,381,900	928,000	928,000
Maryland Financial Bank Stock	100,000	100,000	100,000	100,000	100,000	100,000
Common stock-Statutory Trust I	155,000	155,000	155,000	155,000	155,000	155,000
Ground rents	184,900	184,900	202,900	202,900	219,100	219,100
Loans, less allowance for
credit losses	235,132,621	239,446,000	199,753,132	203,326,000	193,336,604	192,492,000
Accrued interest receivable	1,680,392	1,680,392	1,508,640	1,508,640	1,627,433	1,627,433

Financial liabilities:
Deposits	269,767,598	272,091,000	252,916,766	251,088,000	274,833,457	273,033,000
Short-term borrowings	629,855	629,855	502,529	502,529	545,349	545,349
Long-term borrowings	27,071,712	27,162,000	17,107,135	16,982,135	7,140,170	7,151,651
Dividends payable	385,794	385,794	385,010	385,010	366,580	366,580
Accrued interest payable	139,579	139,579	134,274	134,274	145,642	145,642
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518	171,518	171,518	171,518
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155,000	5,281,827	5,155,000	6,031,097	5,155,000	5,155,000
Unrecognized financial instruments:
Commitments to extend credit	23,550,961	23,550,961	27,344,509	27,344,509	19,036,198	19,036,198
Standby letters of credit	196,530	196,530	197,000	197,000	296,136	296,136

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

Note 18.  Fair Values of Financial Instruments (continued)

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

Note 19.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  SFAS No. 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis or on a nonrecurring basis.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

Fair Value Hierarchy
Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)
Level 3 – Significant unobservable inputs (including the Bank’s own assumptions in determining the fair value of assets or liabilities)

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to SFAS No. 157.

Fair value measurements on a recurring basis at December 31, 2008 are as follows:

				Fair
	Level 1	Level 2	Level 3	Value

Securities available for sale	$-	$57,948,645	$-	$57,948,645

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Fair Value Measurements (continued)

Securities available-for-sale are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

The Bank may also be required, from time to time, to measure certain other financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  Fair value measurements on a non-recurring basis at December 31, 2008 are as follows:

				Fair
	Level 1	Level 2	Level 3	Value

Impaired loans	$-	$-	$758,007	$758,007
OREO	-	550,000	-	550,000

	$-	$550,000	$758,007	$1,308,007

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans.  Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Bank determines such fair values from independent appraisals.  If the independent appraisals are current (within approximately six months), management deems them level 2 inputs.  Non-current appraisals from which management derives fair values are considered level 3 inputs.

Note 20.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 Revised 2007 (SFAS 141R), Business Combinations.  SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  On January 1, 2008, the Company adopted SFAS No. 141R.  The Company has determined that the adoption of this pronouncement did not have a significant impact on the financial statements.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 which is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  Management has not elected to adopt this SFAS but will continue to evaluate the impact of adopting this Statement on the Company’s financial statements for future periods.

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

The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying the consensus in this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  On January 1, 2008, the Company adopted EITF No. 06-04 and under option (a) recorded a cumulative accrued expense and reduction in stockholder’s equity totaling $179,794 statements.

On January 12, 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP).  FASB FSP 99-20-1 amends the impairment guidance in FASB EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets.  The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred.  The FSP is effective for interim and annual reporting periods ending after December 15, 2008.  The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.”  This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The Statement is directed to entities rather than auditors because entities are responsible for the selection of accounting principles for financial statements that are presented in conformity with GAAP.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.  Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2008	2007	2006
Assets

Cash	$338,902	$532,222	$441,919
Investment in The Bank of Glen Burnie	32,727,244	34,354,422	32,884,293
Investment in GBB Properties, Inc.	261,999	263,787	265,579
Investment in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Due from subsidiaries	22,878	22,709	26,820
Other assets	114,541	119,542	120,000

Total assets	$33,620,564	$35,447,682	$33,893,611

Liabilities and Stockholders’ Equity

Dividends payable	$385,794	$385,010	$366,580
Accrued interest payable on borrowed funds	171,518	171,518	171,518
Other liabilities	-	-	-
Borrowed funds from subsidiary	5,155,000	5,155,000	5,155,000
Total liabilities	5,712,312	5,711,528	5,693,098

Stockholders’ equity:
Common stock	2,967,727	2,498,465	2,484,633
Surplus	11,568,241	11,921,129	11,719,907
Retained earnings	14,129,637	15,750,156	14,312,496
Accumulated other comprehensive loss, net of benefits	(757,353)	(433,596)	(316,523)
Total stockholders’ equity	27,908,252	29,736,154	28,200,513

Total liabilities and stockholders’ equity	$33,620,564	$35,447,682	$33,893,611

The borrowed funds from subsidiary balance represents the junior subordinated debt securities payable to the wholly-owned subsidiary trust that was deconsolidated as a result of applying the provisions of FIN 46.  The Company continues to guarantee the capital securities issued by the trust, which totaled $5,000,000 at December 31, 2008 (See Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.  Parent Company Financial Information (continued)

Statements of Income

Years Ended December 31,	2008	2007	2006

Dividends and distributions from subsidiaries	$1,902,239	$1,565,000	$1,350,000
Other income	16,430	16,430	16,430
Interest expense on junior subordinated debentures	(546,180)	(546,430)	(546,430)
Other expenses	(69,468)	(62,271)	(59,453)
Income before income tax benefit and equity in
undistributed net income of subsidiaries	1,303,021	972,729	760,547
Income tax benefit	226,356	224,002	227,647
Change in undistributed equity of subsidiaries	(1,125,415)	1,585,410	1,731,851

Net income	$403,962	$2,782,141	$2,720,045

Statements of Cash Flows

Years Ended December 31,	2008	2007	2006

Cash flows from operating activities:
Net income	$403,962	$2,782,141	$2,720,045
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	5,001	458	7,250
(Increase) decrease in due from subsidiaries	(169)	4,111	(3,932)
Decrease in other liabilities	-	-	(2,032)
Change in undistributed equity of Subsidiaries	1,125,415	(1,585,410)	(1,731,851)

Net cash provided by operating activities	1,534,209	1,201,300	989,480

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	194,054	200,459	245,059
Proceeds from issuance of common stock	-	14,595	33,891
Repurchase and retirement of common stock	(577,239)	-	-
Dividends paid	(1,344,344)	(1,326,051)	(1,309,970)

Net cash used in financing activities	(1,727,529)	(1,110,997)	(1,031,020)

(Decrease) increase in cash	(193,320)	90,303	(41,540)

Cash, beginning of year	532,222	441,919	483,459

Cash, end of year	$338,902	$532,222	$441,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.  Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2008
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,604	$4,667	$4,492	$4,413
Interest expense	1,661	1,546	1,499	1,548
Net interest income	2,943	3,121	2,993	2,865
Provision for credit losses	700	239	152	55
Net securities gains	50	86	48	7
Income before income taxes	272	(1,915)	743	625
Net income	1,382	(2,118)	604	536
Net income per share (basic and diluted)	$0.47	$(0.71)	$0.20	$0.18

2007
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,487	$4,476	$4,465	$4,409
Interest expense	1,506	1,441	1,507	1,517
Net interest income	2,981	3,035	2,958	2,892
Provision for credit losses	-	-	20	30
Net securities gains	-	115	4	1
Income before income taxes	903	1,049	873	715
Net income	700	785	691	606
Net income per share (basic and diluted)	$0.23	$0.27	$0.23	$0.20

2006
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,542	$4,492	$4,447	$4,174
Interest expense	1,609	1,538	1,480	1,206
Net interest income	2,933	2,954	2,967	2,968
Provision for credit losses	62	-	-	-
Net securities gains	106	70	-	-
Income before income taxes	903	912	844	748
Net income	609	772	713	626
Net income per share (basic and diluted)	$0.21	$0.26	$0.24	$0.21