Form 10-Q
period 2009-03-31
GLEN BURNIE BANCORP
filed 2009-04-28
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

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

At April 17, 2009, the number of shares outstanding of the registrant’s common stock was 2,675,051.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, March 31, 2009
	(unaudited) and December 31, 2008 (audited)	3

	Condensed Consolidated Statements of Income for the Three
	Months Ended March 31, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the
	Three Months Ended March 31, 2009 and 2008(unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2009 and 2008(unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

	Signatures	17

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$8,277	$6,960
Interest-bearing deposits in other financial institutions	8,779	7,884
Federal funds sold	4,602	6,394
Cash and cash equivalents	21,658	21,238
Investment securities available for sale, at fair value	68,300	57,949
Federal Home Loan Bank stock, at cost	1,813	1,768
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(March 31: $1,977; December 31: $2,022)	237,748	235,133
Premises and equipment, at cost, less accumulated depreciation	3,326	3,099
Other real estate owned	550	550
Cash value of life insurance	7,503	7,435
Other assets	4,947	5,075

Total assets	$346,100	$332,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$287,433	$269,768
Short-term borrowings	180	630
Long-term borrowings	27,062	27,072
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,365	1,969
Total liabilities	321,195	304,594

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: March 31: 2,675,051 shares;
December 31: 2,967,727 shares	2,675	2,968
Surplus	9,137	11,568
Retained earnings	14,315	14,129
Accumulated other comprehensive loss, net of tax benefits	(1,222)	(757)
Total stockholders’ equity	24,905	27,908

Total liabilities and stockholders’ equity	$346,100	$332,502

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest income on:
Loans, including fees	$3,766	$3,373
U.S. Treasury and U.S. Government agency securities	373	564
State and municipal securities	330	347
Other	64	129
Total interest income	4,533	4,413

Interest expense on:
Deposits	1,269	1,222
Short-term borrowings	-	1
Long-term borrowings	262	188
Junior subordinated debentures	137	137
Total interest expense	1,668	1,548

Net interest income	2,865	2,865

Provision for credit losses	150	55

Net interest income after provision for credit losses	2,715	2,810

Other income (loss):
Service charges on deposit accounts	170	191
Other fees and commissions	179	199
Other non-interest income (loss)	(1)	3
Income on life insurance	68	68
(Losses) gains on investment securities	(2)	7
Total other income	414	468

Other expenses:
Salaries and employee benefits	1,532	1,589
Occupancy	232	229
Impairment of securities	30	-
Other expenses	825	835
Total other expenses	2,619	2,653

Income before income taxes	510	625

Income tax expense	55	89

Net income	$455	$536

Basic and diluted earnings per share of common stock	$0.16	$0.18

Weighted average shares of common stock outstanding	2,918,679	2,996,496

Dividends declared per share of common stock	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net income	$455	$536

Other comprehensive (loss) income, net of tax

Unrealized gains (losses) securities:

Unrealized holding (losses) gains arising during the period	(466)	248

Reclassification adjustment for losses (gains) included in net income	1	(1)

Comprehensive (loss) income	$(10)	$783

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$455	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	110	168
Provision for credit losses	150	55
Losses (gains) on disposals of assets, net	4	(7)
Impairment of securities	30	-
Income on investment in life insurance	(68)	(68)
Changes in assets and liabilities:
Decrease in other assets	424	164
Decrease in other liabilities	(442)	(559)

Net cash provided by operating activities	663	289

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	635	1,247
Proceeds from maturities and sales of other investment securities	1,498	3,007
Purchases of investment securities	(13,293)	(9,692)
(Purchases) sales of Federal Home Loan Bank stock	(45)	19
Increase in loans, net	(2,765)	(4,299)
Purchases of premises and equipment	(323)	(194)

Net cash used by investing activities	(14,293)	(9,912)

Cash flows from financing activities:
Increase in deposits, net	17,665	8,095
Decrease in short-term borrowings, net	(450)	(360)
Repayment of long-term borrowings	(10)	(8)
Repurchase and retirement of common stock	(2,769)	(123)
Dividends paid	(431)	(430)
Common stock dividends reinvested	45	43

Net cash provided by financing activities	14,050	7,217

Increase (decrease) in cash and cash equivalents	420	(2,406)

Cash and cash equivalents, beginning of year	21,238	14,795

Cash and cash equivalents, end of period	$21,658	$12,389

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2009 and 2008.

Operating results for the three month period ended March 31, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

	Three Months Ended
	March 31,
	2009	2008
Basic and diluted:
Net income	$455,000	$536,000
Weighted average common shares outstanding	2,918,679	2,996,496
Basic and dilutive net income per share	$0.16	$0.18

Diluted earnings per share calculations were not required for the three months ended March 31, 2009 and 2008, since there were no options outstanding.

NOTE 3 – REPURCHASE AND RETIREMENT OF COMMON STOCK

In February 2008, the Company instituted a Stock Repurchase Program.  Under the program, as extended and increased, the Company was authorized to spend up to $4,127,309 to repurchase shares of its outstanding common stock.  The repurchases may be made from time to time at a price not to exceed $12.50 per share.  During 2008, the Company repurchased 50,300 shares at an average price of $11.48.

During the three month period ending March 31, 2009, the Company increased the authorized amount by $2,549,865 and repurchased 297,679 shares at an average price of $9.30 for a total of $2,769,067.  As of March 31, 2009, $780,798 remains available for repurchases under the program.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued three Final Staff Positions (FSPs) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value  when the volume and level of activity for an asset or liability have significantly decreased. The Company does not expect that FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The Company does not expect that FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will review the requirements of FSP FAS 107-1 and comply with its requirements.

These three FSPs are effective for interim and annual periods ending after June 15, 2009.

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

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:

☐ Level 1 – Quoted prices in active markets for identical securities

☐ Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

☐ Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.

The following table presents fair value measurements as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Investment securities available for sale	$-	$68,300	$-	$68,300

Non-recurring:
Impaired loans	-	-	886	886
OREO	-	550	-	550
	$-	$68,850	$886	$69,736

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Net interest income before provision for credit losses, for the first quarter, was $2,865,000 in 2008 compared to $2,865,000 in 2009.  Interest income for the first quarter increased from $4,413,000 in 2008 to $4,533,000 in 2009, a 2.722% increase.  Total interest expense for the quarter increased from $1,548,000 in 2008 to $1,668,000 in 2009, a 7.75% increase.  The Company realized consolidated net income of $455,000 for the first quarter of 2009 compared to consolidated net income $536,000 for the first quarter of 2008, a 15.11% decrease.  The decrease was primarily due to a larger provision for loan losses, a write-down recognized on a security and a decrease in income on service charges and other fees and commissions.  This was partially offset by a decrease in salaries and employee benefits and a decrease in income tax expense.

While the Bank has not been directly impacted by many of the difficulties facing other financial institutions in the current economic downturn, the turbulence in the U.S. economy and in the stock market has had significant impact on the Bank in specific identifiable areas.  Overall deposits have increased as stock market investors seek more secure places to invest their funds, and there has been an overall decline in interest rates in response to stock market turbulence.  Both rates of interest paid by the Bank on deposits and rates of interest earned by the Bank on loans and other interest earning assets have declined; however, the rates earned by the Bank on loans and other interest earning assets have declined faster than the rates paid on deposits.

results of operations

General.  Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $455,000 ($0.16 basic and diluted loss per share) for the first quarter of 2009, compared to the first quarter 2008 consolidated net income of $536,000 ($0.18 basic and diluted earnings per share).  The decrease in consolidated net income for the three month period was due to an increase in the provision for loan losses and a write-down of a security held in the Bank’s investment portfolio, offset by a decrease in salaries and employee benefits and income tax expense.

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2009 was $2,865,000, compared to $2,865,000 for the same period in 2008.

Interest income increased $120,000 (2.72%) for the three months ended March 31, 2009, compared to the same period in 2008.  Interest income increased for the three month period due to an increase in loan income, partially offset by a decrease in interest income on U.S. Government agency securities, as a result of recent sales and maturities, and a decrease in other income.

Interest expense increased $120,000 (7.75%) for the three months ended March 31, 2009, compared to the same 2008 period. The increase in interest expense for the three month period ended March 31, 2009 was due to an increase in interest paid on increased deposit balances and  interest on long-term borrowings used to fund maturing higher rate deposits and loan growth.

Net interest margin for the three months ended March 31, 2009 was 4.04%, compared to tax equivalent net interest margin of 4.43% for the three months ended March 31, 2008.   This decline is due to the narrowing of the gap between the interest rates offered by the Bank on increasing customer deposits and the rates the Bank is able to obtain on loans and other interest earning assets.  Accordingly, while net interest income before provision for credit losses for the quarters ended March 31, 2008 and 2009 are identical, the net interest margin for 2009 was lower than in 2008.

Provision for Credit Losses.  The Company made a provision for credit losses of $150,000 during the three month period ended March 31, 2009 and $55,000 for credit losses during the three month period ended March 31, 2008.  As of March 31, 2009, the allowance for credit losses equaled 180.05% of non-accrual and past due loans compared to 224.42% at December 31, 2008 and 181.56% at March 31, 2008.  During the three month period ended March 31, 2009, the Company recorded net charge-offs of $195,000, compared to net charge-offs of $310,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2009 period represent 0.33% of the average loan portfolio.

Other Income.  Other income decreased from $468,000 for the three month period ended March 31, 2008, to $414,000 for the corresponding 2009 period, a $54,000 (11.54%) decrease.  The decrease for the three month period was primarily due to a decrease in service charges and other fees.

Other Expenses.  Other expenses decreased from $2,653,000 for the three month period ended March 31, 2008, to $2,619,000 for the corresponding 2009 period, a $34,000 (1.28%) decrease.  The decrease for the three month period was primarily due to a decrease in salaries and employee benefits and a $30,000 write-down on the value of a Trust Preferred security held by the Bank due to a default by one of the financial institutions in the Trust Preferred pool.

Income Taxes.  Income tax expense for the quarter ended March 31, 2009 was $55,000 compared to $89,000 for the same period in 2008 reflecting the effect of the increased provision for loan losses.  The effective tax rate for the quarter in 2009 was 10.78%, compared to 14.24% for the prior year period.  The decrease in the effective tax rate for the three month period was due to a decrease in the amount of income subject to the marginal tax rate.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the first quarter of 2009, comprehensive (loss) income, net of tax, totaled ($10,000), compared to the March 31, 2008 total of $783,000.  The decrease for the three month period was due primarily to the increase in unrealized losses on securities.

FINANCIAL CONDITION

General.  The Company’s assets increased to $346,100,000 at March 31, 2009 from $332,502,000 at December 31, 2008, primarily due to an increase in loans and in securities.  The Bank’s net loans totaled $237,748,000 at March 31, 2009, compared to $235,133,000 at December 31, 2008, an increase of $2,615,000 (1.11%), primarily attributable to an increase in refinanced mortgages with lesser increase in  mortgage participations purchased and demand loans, partially offset by a decrease in indirect loans (primarily auto loans).

The Company’s total investment securities portfolio (investment securities available for sale) totaled $68,300,000 at March 31, 2009, a $10,351,000 (17.86%) increase from $57,949,000 at December 31, 2008.  This increase was funded by the increase in deposits received during the quarter that exceeded the amount needed to fund loan growth.    The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2009, totaled $21,658,000, an increase of $420,000 (1.98%) from the December 31, 2008 total of $21,238,000.

Deposits as of March 31, 2009 totaled $287,433,000, which is an increase of $17,665,000 (6.55%) from $269,768,000 at December 31, 2008. Demand deposits as of March 31, 2009 totaled $66,697,000, which is an increase of $3,158,000 (4.97%) from $63,539,000 at December 31, 2008. NOW accounts as of March 31, 2009 totaled $23,789,000, which is an increase of $2,710,000 (12.86%) from $21,079,000 at December 31, 2008.  Money market accounts as of March 31, 2009 totaled $13,997,000, which is an increase of $1,233,000 (9.66%), from $12,764,000 at December 31, 2008.  Savings deposits as of March 31, 2009 totaled $47,327,000, which is an increase of $1,525,000 (3.33%) from $45,802,000 at December 31, 2008.  Certificates of deposit over $100,000 totaled $31,108,000 on March 31, 2009, which is an increase of $3,225,000 (11.57%) from $27,883,000 at December 31, 2008.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $104,515,000 on March 31, 2009, which is a $5,814,000 (5.90%) increase from the $98,701,000 total at December 31, 2008.  Management believes that the growth in deposits was due in part to the recent instability in the stock market and the resulting reallocation of investment portfolios by the Bank’s customers.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At March 31,	At December 31,
	2009	2008
	(Dollars in Thousands)

Restructured loans	$-	$-

Non-accrual loans:
Real-estate - mortgage:
Residential	$-	$-
Commercial	659	659
Real-estate - construction	-	-
Installment	342	208
Home Equity	-	-
Commercial	-	-

Total non-accrual loans	1,001	867

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	3	3
Commercial	-	-
Real-estate - construction	-	5
Installment	20	26
Credit card and related	-	-
Commercial	74	-
Other	-	-

Total accruing loans past due 90 days or more	97	34

Total non-accrual loans and past due loans	$1,098	$901

Non-accrual and past due loans to gross loans	0.47%	0.38%

Allowance for credit losses to non-accrual and past due loans	180.05%	224.42%

At March 31, 2009, there were $282,000 in loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  Reflected in the above table are $0 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)

Beginning balance	$2,022	$1,604

Charge-offs	(268)	(399)
Recoveries	73	89
Net charge-offs	(195)	(310)
Provisions charged to operations	150	55

Ending balance	$1,977	$1,349

Average loans	$235,942	$201,688

Net charge-offs to average loans (annualized)	0.33%	0.61%

Reserve for Unfunded Commitments.  As of March 31, 2009, the Bank had outstanding commitments totaling $22,829,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the first quarter of 2009.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2009.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$17,056
Federal funds and overnight deposits	4,602	-	-	-	4,602
Securities	-	-	4,072	64,228	68,300
Loans	12,601	6,774	88,232	130,141	237,748
Fixed assets	-	-	-	-	3,326
Other assets	-	-	-	-	15,068

Total assets	$17,203	$6,774	$92,304	$194,369	$346,100

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$66,697
NOW accounts	23,789	-	-	-	23,789
Money market deposit accounts	13,997	-	-	-	13,997
Savings accounts	47,327	-	-	-	47,327
IRA accounts	3,145	11,535	20,934	728	36,342
Certificates of deposit	16,792	50,651	31,669	169	99,281
Short-term borrowings	180	-	-	-	180
Long-term borrowings	9	29	7,024	20,000	27,062
Other liabilities	-	-	-	-	1,365
Junior subordinated debenture	-	-	5,155	-	5,155
Stockholders’ equity:	-	-	-	-	24,905

Total liabilities and
stockholders' equity	$105,239	$62,215	$64,782	$20,897	$346,100

GAP	$(88,036)	$(55,441)	$27,522	$173,472
Cumulative GAP	$(88,036)	$(143,477)	$(115,955)	$57,517
Cumulative GAP as a % of total assets	-25.44%	-41.46%	-33.50%	16.62%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2009, totaled $21,658,000, an increase of $420,000 (1.98%) from the December 31, 2008 total of $21,238,000.

As of March 31, 2009, the Bank was permitted to draw on a $66,460,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of March 31, 2009, there were $27.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities ranging from November 2017 through August 2018.  In addition, the Bank has two unsecured federal funds lines of credit in the amount of $10.0 million from two commercial banks, of which nothing was outstanding as of March 31, 2009. Furthermore, as of March 31, 2009, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity decreased $3,003,000 (10.76%) during the three months ended March 31, 2009, due mainly to an increase in accumulated other comprehensive loss, net of tax benefits, and an increase in retained earnings, offset by decreases in common stock and surplus.  The Company’s accumulated other comprehensive loss, net of tax benefits increased by $465,000 (61.43%) from ($757,000) at December 31, 2008 to ($1,222,000) at March 31, 2009, as a result of a decrease in the market value of securities classified as available for sale.  Retained earnings increased by $186,000 (1.32%) as the result of the Company’s net income for the three months, partially offset by dividends.  Common stock and surplus declined due to the repurchase of 297,679 shares of the Company’s common stock for a total of $2,769,067.  In addition, $45,156 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At March 31, 2009, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.77%, a Tier 1 risk-based capital ratio of 13.74% and a total risk-based capital ratio of 14.64%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the financial statements.  The Company reevaluates these variables as facts and circumstances change.  Historically, actual results have not differed significantly from the Company’s estimates.  The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	5,500	$9.85	5,500	$3,495,683
February 1, 2009 – February 28, 2009	5,000	$9.30	5,000	$3,449,176
March 1, 2009 – March 31, 2009	287,179	$9.29	287,179	$780,798
Total	297,679	$9.30	297,679	$780,798

On February 19, 2008, the Company announced a stock buyback program and authorized the purchase of up to $1,000,000 of common stock at a price not to exceed $12.50 per share.  Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.  This program was extended by the Company’s Board of Directors from the original expiration date of December 31, 2008 and is now scheduled to terminate on the earlier of December 31, 2009 or when the available balance in market purchase price of shares of common stock have been repurchased by the Company pursuant to the program (unless extended or terminated by the Board of Directors).  The funds authorized for repurchases were increased from $1,000,000 to $4,127,309, and as of March 31, 2009 $780,798 remains available under the program (unless increased or decreased by the Board of Directors).  Other than the purchase of 274,179 shares in a single private transaction in March 2009 for $2,549,865, all of the shares were purchased in the open market.

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

10.5	Stock Repurchase Agreement, dated March 18, 2009, between the Registrant and Eugene P. Nepa
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated April 28, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: April 28, 2009	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer