Form 10-Q
period 2009-06-30
GLEN BURNIE BANCORP
filed 2009-07-29
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2009

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
Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No ☐

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

At July 15, 2009, the number of shares outstanding of the registrant’s common stock was 2,673,426

TABLE OF CONTENTS

		Page

Part I - Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets, June 30, 2009
	(unaudited) and December 31, 2008 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Six
	Months Ended June 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income for
	the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	18

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	19

	Signatures	21

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)

ASSETS

Cash and due from banks	$7,972	$6,960
Interest-bearing deposits in other financial institutions	2,673	7,884
Federal funds sold	1,310	6,394
Cash and cash equivalents	11,955	21,238
Investment securities available for sale, at fair value	84,819	57,949
Federal Home Loan Bank stock, at cost	1,858	1,768
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses (June 30: $1,798; December 31: $2,022)	240,087	235,133
Premises and equipment, at cost, less accumulated depreciation	3,428	3,099
Other real estate owned	550	550
Cash value of life insurance	7,571	7,435
Other assets	5,427	5,075

Total assets	$355,950	$332,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$296,540	$269,768
Short-term borrowings	227	630
Long-term borrowings	27,053	27,072
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,844	1,969
Total liabilities	330,819	304,594

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: June 30: 2,673,426 shares; December 31: 2,967,727 shares	2,673	2,968
Surplus	9,116	11,568
Retained earnings	14,536	14,129
Accumulated other comprehensive loss, net of tax benefits	(1,194)	(757)
Total stockholders’ equity	25,131	27,908

Total liabilities and stockholders’ equity	$355,950	$332,502

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income on:
Loans, including fees	$3,811	$3,489	$7,577	$6,862
U.S. Treasury and U.S. Government agency securities	497	553	870	1,117
State and municipal securities	329	373	659	720
Other	52	77	116	206
Total interest income	4,689	4,492	9,222	8,905

Interest expense on:
Deposits	1,254	1,159	2,523	2,381
Short-term borrowings	-	16	-	17
Long-term borrowings	265	188	527	376
Junior subordinated debentures	136	136	273	273
Total interest expense	1,655	1,499	3,323	3,047

Net interest income	3,034	2,993	5,899	5,858

Provision for credit losses	209	152	359	207

Net interest income after provision for credit losses	2,825	2,841	5,540	5,651

Other income:
Service charges on deposit accounts	169	182	339	373
Other fees and commissions	203	216	382	415
Other non-interest income	1	-	-	3
Income on life insurance	69	68	137	136
Gains on investment securities	51	48	49	55
Total other income	493	514	907	982

Other expenses:
Salaries and employee benefits	1,585	1,587	3,117	3,176
Occupancy	220	227	452	456
Impairment of securities	-	-	30	-
Other expenses	943	798	1,768	1,633
Total other expenses	2,748	2,612	5,367	5,265

Income before income taxes	570	743	1,080	1,368

Income tax expense	80	139	135	228

Net income	$490	$604	$945	$1,140

Basic and diluted earnings per share of common stock	$0.18	$0.20	$0.34	$0.38

Weighted average shares of common stock outstanding	2,668,613	2,989,343	2,792,955	2,992,761

Dividends declared per share of common stock	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$490	$604	$945	$1,140

Other comprehensive (loss) income, net of tax

Unrealized gains (losses) securities:

Unrealized holding (losses) gains arising during the period	59	(1,000)	(407)	(748)

Reclassification adjustment for losses (gains) included in net income	(31)	(29)	(30)	(34)

Comprehensive (loss) income	$518	$(425)	$508	$358

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$945	$1,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	272	282
Provision for credit losses	359	207
Gains on disposals of assets, net	(47)	(38)
Impairment of securities	30	-
Income on investment in life insurance	(136)	(136)
Changes in assets and liabilities:
Increase in other assets	(78)	(277)
Increase (decrease) in other liabilities	35	(103)

Net cash provided by operating activities	1,380	1,075

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	2,249	6,674
Proceeds from maturities and sales of other investment securities	4,557	5,170
Purchases of investment securities	(34,447)	(12,982)
Purchases of Federal Home Loan Bank stock	(90)	(219)
Increase in loans, net	(5,313)	(15,721)
Purchases of premises and equipment	(524)	(343)

Net cash used by investing activities	(33,568)	(17,421)

Cash flows from financing activities:
Increase in deposits, net	26,772	6,504
(Decrease) increase in short-term borrowings, net	(403)	6,282
Repayment of long-term borrowings	(19)	(17)
Repurchase and retirement of common stock	(2,836)	(282)
Dividends paid	(698)	(728)
Common stock dividends reinvested	89	86

Net cash provided by financing activities	22,905	11,845

Decrease in cash and cash equivalents	(9,283)	(4,501)

Cash and cash equivalents, beginning of year	21,238	14,795

Cash and cash equivalents, end of period	$11,955	$10,294

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2009 and 2008.

Operating results for the three and six months ended June 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein, July 27, 2009.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic and diluted:
Net income	$490,000	$604,000	$945,000	$1,140,000
Weighted average common shares outstanding	2,668,613	2,989,343	2,792,955	2,992,761
Basic and dilutive net income per share	$0.18	$0.20	$0.34	$0.38

Diluted earnings per share calculations were not required for the three and six months ended June 30, 2009 and 2008, since there were no options outstanding.

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

During the three month period ending March 31, 2009, the Company increased the authorized amount by $2,549,865 and repurchased 297,679 shares at an average price of $9.30 for a total of $2,769,067.  During the three month period ending June 30, 2009, the Company repurchased 7,404 shares at an average price of $9.00 for a total of $66,642.  As of June 30, 2009, $714,156 remains available for repurchases under the program.

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

In April 2009, the FASB issued three Final Staff Positions (FSPs) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value  when the volume and level of activity for an asset or liability have significantly decreased. The Company does not expect that FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which establishes general  standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issues or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of FASB 165.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The Company will review the requirements of FASB No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

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

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:

☐ Level 1 – Quoted prices in active markets for identical securities

☐ Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

☐ Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.

The following table presents fair value measurements as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Investment securities available for sale	$-	$84,819	$-	$84,819

Non-recurring:
Impaired loans	-	-	933	933
OREO	-	550	-	550
	$-	$85,369	$933	$86,302

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$7,972,000	$7,972,000	$6,960,377	$6,960,377
Interest bearing deposits	2,673,000	2,673,000	7,883,816	7,883,816
Federal funds sold	1,310,000	1,310,000	6,393,710	6,393,710
Investment securities	84,819,000	84,819,000	57,948,645	57,948,645
Investments in restricted stock	2,113,000	2,113,000	2,022,600	2,022,600
Loans, net	240,087,000	243,892,000	235,132,621	239,446,000
Accrued interest receivable	1,690,000	1,690,000	1,680,392	1,680,392

Financial liabilities:
Non-interest bearing deposits	68,305,000	68,305,000	63,538,759	63,538,759
Interest bearing deposits	228,235,000	230,375,000	206,228,839	208,552,241
Short-term borrowings	227,000	227,000	629,855	629,855
Long-term borrowings	27,053,000	25,786,000	27,071,712	27,162,000
Dividends payable	226,000	226,000	385,794	385,794
Accrued interest payable	149,000	149,000	139,579	139,579
Accrued interest payable on junior
subordinated debentures	172,000	172,000	171,518	171,518
Junior subordinated debentures owed to
unconsolidated subsidiary trust	5,155,000	4,806,462	5,155,000	5,281,827

Off-balance sheet commitments	21,476,000	21,476,000	23,747,491	23,747,491

Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flows. The discounts used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs and optionality of such instruments.

The fair value of cash and due from banks, federal funds sold, investments in restricted stocks and accrued interest receivable are equal to the carrying amounts. The fair values of investment securities are determined using market quotations. The fair value of loans receivable is estimated using discounted cash flow analysis.

The fair value of non-interest bearing deposits, interest-bearing checking, savings, and money market deposit accounts, securities sold under agreements to repurchase, and accrued interest payable are equal to the carrying amounts. The fair value of fixed-maturity time deposits is estimated using discounted cash flow analysis.

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

OVERVIEW

Net interest income before provision for credit losses, for the second quarter, was $2,993,000 in 2008 compared to $3,034,000 in 2009.  Interest income for the second quarter increased from $4,492,000 in 2008 to $4,689,000 in 2009, a 4.39% increase.  Total interest expense for the quarter increased from $1,499,000 in 2008 to $1,655,000 in 2009, a 10.41% increase.  The Company realized consolidated net income of $490,000 for the second quarter of 2009 compared to consolidated net income of $604,000 for the second quarter of 2008, an 18.87% decrease.  Year-to-date net interest income before provision for credit losses was $5,858,000 in 2008, compared to $5,899,000 in 2009, a 0.7% increase.  Interest income year-to-date increased from $8,905,000 in 2008 to $9,222,000 in 2009, a 3.56% increase.  Total interest expense year-to-date increased from $3,047,000 in 2008 to $3,323,000 in 2009, a 9.06% increase.  The Company realized consolidated net income of $945,000 for the first six months of 2009 compared to consolidated net income of $1,140,000 for the first six months of 2008, a 17.11% decrease.  The decrease in net income for the second quarter and year-to-date 2009 was primarily due to a larger provision for loan losses (an increase of $57,000 in the second quarter and $152,000 year to date), a provision for an additional FDIC assessment of $160,000 which is due in September (included in the other expense amount), interest expense on long-term borrowings from the Federal Home Loan Bank originated during the third quarter of 2008, and an increase in interest expense on deposits.  This was partially offset by an increase on loan income and a decrease in income tax expense.  In addition, income for 2008 includes dividends on the Company’s holdings of FHLB stock, which dividends have been suspended in 2009.

While the Bank has not been directly impacted by many of the difficulties facing other financial institutions in the current economic downturn, the turbulence in the U.S. economy and the stock market continues to have a significant impact on the Bank in specific identifiable areas.  Overall deposits have continued to increase as stock market investors have sought more secure places to invest their funds.  In addition, there has been an overall decline in interest rates in response to stock market turbulence.  Both rates of interest paid by the Bank on deposits and rates of interest earned by the Bank on loans and other interest earning assets have declined, with the rates on earning assets declining at a faster rate than the rates paid on deposits, resulting in a decline in the net interest margin.

results of operations

General.  Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $490,000 ($0.18 basic and diluted loss per share) for the second quarter of 2009, compared to the second quarter 2008 consolidated net income of $604,000 ($0.20 basic and diluted earnings per share).  Year-to-date consolidated net income was $945,000 ($0.34 basic and diluted loss per share) for the six months ended June 30, 2009, compared to consolidated net income of $1,140,000 ($0.38 basic and diluted earnings per share) for the six months ended June 30, 2008.  The decrease for the second quarter and year-to-date was due to a provision for a special FDIC assessment due in September 2009, an increase in the provision for loan losses, additional long-term borrowings expense due to two additional FHLB advances taken in the third quarter of 2008, and an increase in interest expense on deposits, partially offset by an increase in loan income and a decrease in income tax expense.

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2009 was $3,034,000 and $5,899,000, respectively, compared to $2,993,000 and $5,858,000 for the same period in 2008, an increase of $41,000 (1.37%) for the three months and an increase of $41,000 (0.70%) for the six month period.

Interest income increased $197,000 (4.39%) and $317,000 (3.56%) for the three and six months ended June 30, 2009, compared to the same periods in 2008.  Interest income increased for the three and six month periods due to an increase in loan income resulting from growth in the loan portfolio, partially offset by a decrease in interest income on U.S. Government agency securities and municipal securities, as a result of recent sales and maturities, and a decrease in other income, as a result of the suspended dividend on FHLB stock.

Interest expense increased $156,000 (10.41%) and $276,000 (9.06%) for the three and six months ended June 30, 2009, compared to the same 2008 period.  The increase in interest expense for the three and six month periods ended June 30, 2009 was due to an increase in interest paid on increased deposit balances and interest on long-term borrowings from the Federal Home Loan Bank.

Net interest margins for the three and six months ended June 30, 2009 was 4.01% and 4.03%, compared to tax equivalent net interest margins of 4.39% and 4.33% for the three and six months ended June 30, 2008.   This decline is due to the continued narrowing of the gap between the interest rates offered by the Bank on increasing customer deposits and the rates the Bank is able to obtain on loans and other interest earning assets.  Accordingly, while net interest income before provision for credit losses for the three and six month periods has increased over the same periods in 2008, the net interest margin has declined in 2009 compared to 2008.

Provision for Credit Losses.  The Company made a provision for credit losses of $209,000 and $359,000 during the three and six month period ended June 30, 2009 and $152,000 and $207,000 for credit losses during the three and six month period ended June 30, 2008.  As of June 30, 2009, the allowance for credit losses equaled 176.45% of non-accrual and past due loans compared to 224.42% at December 31, 2008 and 211.87% at June 30, 2008.  During the three and six month period ended June 30, 2009, the Company recorded net charge-offs of $388,000 and $583,000, compared to net charge-offs of $73,000 and $383,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2009 period represent 0.49% of the average loan portfolio.

Other Income.  Other income decreased from $514,000 for the three month period ended June 30, 2008, to $493,000 for the corresponding 2009 period, a $21,000 (4.09%) decrease.  The decrease for the three month period was primarily due to a decrease in service charges and other fees.  For the six month period, other income decreased from $982,000 at June 30, 2008, to $907,000 for the corresponding 2009 period, a $75,000 (7.64%) decrease.  The decrease for the six month period was primarily due to a decrease in service charges and other fees.

Other Expenses.  Other expenses increased from $2,612,000 for the three month period ended June 30, 2008, to $2,748,000 for the corresponding 2009 period, a $136,000 (5.20%) increase.  The increase for the three month period was primarily due to making a $120,000 provision for an additional Federal Deposit Insurance Corporation (FDIC) assessment which will be due in September.  For the six month period, other expenses increased from $5,265,000 at June 30, 2008, to $5,367,000 for the corresponding 2009 period, a $102,000 (1.94%) increase.  The increase for the six month period was primarily due to the making of a $160,000 provision for the additional FDIC assessment along with the $30,000 write-down, done in the first quarter, on the value of a Trust Preferred security.  These increases were partially offset by a decrease in salaries and employee benefits.

Income Taxes.  During the three and six months ended June 30, 2009, the Company recorded income tax expense of  $80,000 and $135,000, respectively, compared to income tax expense of  $139,000 and $228,000 for the same period in 2008 reflecting the effect of the increased provision for loan losses and the FDIC assessment.  The Company’s effective tax rate for the three and six month period in 2009 was 14.0% and 12.5%, respectively, compared to 18.71% and 16.67% for the prior year period.  The decrease in the effective tax rate for the three month period was due to a decline in taxable income combined with an increase in the proportion of tax exempt income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the second quarter of 2009, comprehensive income, net of tax, totaled $518,000, compared to the June 30, 2008 comprehensive loss of $425,000.  The increase for the three month period was due primarily to the decrease in unrealized losses on securities. Year-to-date comprehensive income, net of tax, totaled $508,000, as of June 30, 2009, compared to the June 30, 2008 total of $358,000.  The increase for the six month period was due primarily to lower unrealized losses on securities.

FINANCIAL CONDITION

General.  The Company’s assets increased to $355,950,000 at June 30, 2009 from $332,502,000 at December 31, 2008, primarily due to an increase in securities and loans offset partially by a decrease in cash and cash equivalents.  The Bank’s net loans totaled $240,087,000 at June 30, 2009, compared to $235,133,000 at December 31, 2008, an increase of $4,954,000 (2.12%), primarily attributable to an increase in commercial mortgages, with lesser increases in home equity loans, refinanced mortgages and demand business loans, and partially offset by a decrease in commercial construction loans, indirect loans (primarily auto loans) and mortgage loans purchased.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $84,819,000 at June 30, 2009, a $26,870,000 (46.37%) increase from $57,949,000 at December 31, 2008.  This increase was funded by the increase in deposits received during the six month period that exceeded the amount needed to fund loan growth and the decrease in federal funds sold and interest bearing deposits at other institutions.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2009, totaled $11,955,000, a decrease of $9,283,000 (43.71%) from the December 31, 2008 total of $21,238,000.

Deposits as of June 30, 2009 totaled $296,540,000, which is an increase of $26,772,000 (9.92%) from $269,768,000 at December 31, 2008. Demand deposits as of June 30, 2009 totaled $68,305,000, which is an increase of $4,766,000 (7.50%) from $63,539,000 at December 31, 2008. NOW accounts as of June 30, 2009 totaled $24,272,000, which is an increase of $3,193,000 (15.15%) from $21,079,000 at December 31, 2008.  Money market accounts as of June 30, 2009 totaled $15,144,000, which is an increase of $2,380,000 (18.65%), from $12,764,000 at December 31, 2008.  Savings deposits as of June 30, 2009 totaled $49,061,000, which is an increase of $3,259,000 (7.12%) from $45,802,000 at December 31, 2008.  Certificates of deposit over $100,000 totaled $32,395,000 on June 30, 2009, which is an increase of $4,512,000 (16.18%) from $27,883,000 at December 31, 2008.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $107,363,000 on June 30, 2009, which is a $8,662,000 (8.78%) increase from the $98,701,000 total at December 31, 2008.  Management continues to believe that the growth in deposits was due in part to the ongoing instability in the stock market and the resulting reallocation of investment portfolios by the Bank’s customers.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At June 30,	At December 31,
	2009	2008
	(Dollars in Thousands)

Restructured loans	$99	$-

Non-accrual loans:
Real-estate - mortgage:
Residential	$215	$-
Commercial	667	659
Real-estate - construction	-	-
Installment	40	208
Home Equity	-	-
Commercial	-	-

Total non-accrual loans	922	867

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	23	3
Commercial	-	-
Real-estate - construction	-	5
Installment	-	26
Credit card and related	-	-
Commercial	74	-
Other	-	-

Total accruing loans past due 90 days or more	97	34

Total non-accrual loans and past due loans	$1,019	$901

Non-accrual and past due loans to gross loans	0.43%	0.38%

Allowance for credit losses to non-accrual and past due loans	176.45%	224.42%

At June 30, 2009, there was $228,000 in loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  Reflected in the above table are $0 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

Allowance For Credit Losses.  The allowance for credit losses is established through a provision for credit losses charged to expense.  Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely.  The allowance, based on evaluations of the collectability of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible.  The evaluations are performed for each class of loans and take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral securing the loans and current economic conditions and trends that may affect the borrowers’ ability to pay.  For example, delinquencies in unsecured loans and indirect automobile installment loans will be reserved for at significantly higher ratios than loans secured by real estate.  Based on that analysis, the Bank deems its allowance for credit losses in proportion to the total non-accrual loans and past due loans to be sufficient.

Transactions in the allowance for credit losses for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in Thousands)

Beginning balance	$2,022	$1,604

Charge-offs	(764)	(568)
Recoveries	181	185
Net charge-offs	(583)	(383)
Provisions charged to operations	359	207

Ending balance	$1,798	$1,428

Average loans	$237,526	$205,732

Net charge-offs to average loans (annualized)	0.49%	0.38%

Reserve for Unfunded Commitments.  As of June 30, 2009, the Bank had outstanding commitments totaling $21,476,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2009	2008
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the second quarter of 2009.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2009.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$10,645
Federal funds and overnight deposits	1,310	-	-	-	1,310
Securities	-	-	3,373	81,446	84,819
Loans	13,454	5,545	91,790	129,298	240,087
Fixed assets	-	-	-	-	3,428
Other assets	-	-	-	-	15,661

Total assets	$14,764	$5,545	$95,163	$210,744	$355,950

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$68,305
NOW accounts	24,272	-	-	-	24,272
Money market deposit accounts	15,144	-	-	-	15,144
Savings accounts	49,061	-	-	-	49,061
IRA accounts	2,707	13,676	20,951	838	38,172
Certificates of deposit	14,322	54,881	32,206	177	101,586
Short-term borrowings	227	-	-	-	227
Long-term borrowings	9	30	7,014	20,000	27,053
Other liabilities	-	-	-	-	1,844
Junior subordinated debenture	-	-	5,155	-	5,155
Stockholders’ equity:	-	-	-	-	25,131

Total liabilities and stockholders' equity	$105,742	$68,587	$65,326	$21,015	$355,950

GAP	$(90,978)	$(63,042)	$29,837	$189,729
Cumulative GAP	$(90,978)	$(154,020)	$(124,183)	$65,546
Cumulative GAP as a % of total assets	-25.56%	-43.27%	-34.89%	18.41%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of March 31, 2009, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change in Net Interest Income	-2.7%	-1.6%	2.0%	2.0%
% Change in Economic Value of Equity	-16.0%	-7.1%	6.9%	0.9%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2009, totaled $11,955,000, a decrease of $9,283,000 (43.71%) from the December 31, 2008 total of $21,238,000.

As of June 30, 2009, the Bank was permitted to draw on a $69,660,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of June 30, 2009, there were $27.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities ranging from November 2017 through August 2018.  In addition, the Bank has one unsecured federal funds line of credit in the amount of $9.0 million from a commercial bank, of which nothing was outstanding as of June 30, 2009. Furthermore, as of June 30, 2009, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity decreased $2,777,000 (9.95%) during the six months ended June 30, 2009, due mainly to a decrease in surplus with a lesser decrease in common stock and an increase in other comprehensive loss, net of tax benefits, offset by an increase in retained earnings.  The Company’s accumulated other comprehensive loss, net of tax benefits increased by $437,000 (57.73%) from ($757,000) at December 31, 2008 to ($1,194,000) at June 30, 2009, as a result of a decrease in the market value of securities classified as available for sale.  Retained earnings increased by $407,000 (2.88%) as the result of the Company’s net income for the six months, partially offset by dividends.  Common stock and surplus declined due to the repurchase of 305,083 shares of the Company’s common stock for a total of $2,835,709 during the six months of 2009.  In addition, $89,076 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At June 30, 2009, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.44%, a Tier 1 risk-based capital ratio of 13.88% and a total risk-based capital ratio of 14.70%.

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

PART II - OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to purchases of common stock by the Company or any affiliated purchasers during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	7,404	$9.00	7,404	$714,156
May 1, 2009 – May 31, 2009	0	$0.00	0	$714,156
June 1, 2009 – June 30, 2009	0	$0.00	0	$714,156
Total	7,404	$9.00	7,404	$714,156

On February 19, 2008, the Company announced a stock buyback program and authorized the purchase of up to $1,000,000 of common stock at a price not to exceed $12.50 per share.  Shares may be purchased from time to time under this program in the open market, through block trades and/or in negotiated transactions.  This program was extended by the Company’s Board of Directors from the original expiration date of December 31, 2008 and is now scheduled to terminate on the earlier of December 31, 2009 or when the available balance in market purchase price of shares of common stock have been repurchased by the Company pursuant to the program (unless extended or terminated by the Board of Directors).  The funds authorized for repurchases were increased from $1,000,000 to $4,127,309, and, as of June 30, 2009, $714,156 remains available under the program (unless increased or decreased by the Board of Directors).  Other than the purchase of 274,179 shares in a single private transaction in March 2009 for $2,549,865, all of the shares were purchased in the open market.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2009, the Company held its Annual Meeting of Stockholders.  The matters submitted to the stockholders for a vote were: (i) the election of four directors; and (ii) the authorization to select an outside auditing firm for the Company’s fiscal year ending December 31, 2009.  The nominees submitted for election as directors were Shirley E. Boyer, Norman E. Harrison, Michael G. Livingston and Edward L. Maddox.

At the Meeting, at least 2,114,071 shares were voted in favor of each nominee, no more than 210,818 shares were voted to withhold approval of any director.  As a result, all of the nominees were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.  Directors not up for re-election and continuing in office after the Meeting are: Thomas Clocker, John E. Demyan, Charles Lynch, Jr., F. W. Kuethe, III, F. William Kuethe, Jr., William N. Scherer, Sr., Mary Wilcox, and Karen B. Thorwarth.

At the Meeting, the Company was authorized to select an outside auditing firm, with 2,323,681 shares voting in favor of the measure, 1,109 shares voting against authorization, and 99 shares abstaining.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated July 28, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: July 28, 2009	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer