Form 10-Q
period 2009-09-30
GLEN BURNIE BANCORP
filed 2009-11-03
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2009

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
Yes ☐ No ☒

At October 22, 2009, the number of shares outstanding of the registrant’s common stock was 2,678,567

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, September 30, 2009
	(unaudited) and December 31, 2008 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Nine
	Months Ended September 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the
	Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	18

Part II - Other Information

Item 6.	Exhibits	19

	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$6,011	$6,960
Interest-bearing deposits in other financial institutions	1,211	7,884
Federal funds sold	8,784	6,394
Cash and cash equivalents	16,006	21,238
Investment securities available for sale, at fair value	81,301	57,949
Federal Home Loan Bank stock, at cost	1,858	1,768
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(September 30: $1,962; December 31: $2,022)	239,134	235,133
Premises and equipment, at cost, less accumulated depreciation	4,008	3,099
Other real estate owned	41	550
Cash value of life insurance	7,639	7,435
Other assets	4,308	5,075

Total assets	$354,550	$332,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$293,436	$269,768
Short-term borrowings	61	630
Long-term borrowings	27,043	27,072
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,724	1,969
Total liabilities	327,419	304,594

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: September 30: 2,678,567 shares;
December 31: 2,967,727 shares	2,679	2,968
Surplus	9,155	11,568
Retained earnings	14,792	14,129
Accumulated other comprehensive income (loss), net of tax benefits	505	(757)
Total stockholders’ equity	27,131	27,908

Total liabilities and stockholders’ equity	$354,550	$332,502

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income on:
Loans, including fees	$3,853	$3,780	$11,430	$10,642
U.S. Treasury and U.S. Government agency securities	511	455	1,381	1,572
State and municipal securities	320	353	979	1,073
Other	65	79	181	285
Total interest income	4,749	4,667	13,971	13,572

Interest expense on:
Deposits	1,246	1,141	3,769	3,522
Short-term borrowings	-	33	-	50
Long-term borrowings	266	235	793	611
Junior subordinated debentures	137	137	410	410
Total interest expense	1,649	1,546	4,972	4,593

Net interest income	3,100	3,121	8,999	8,979

Provision for credit losses	337	239	696	446

Net interest income after provision for credit losses	2,763	2,882	8,303	8,533

Other income:
Service charges on deposit accounts	178	181	517	554
Other fees and commissions	227	237	609	652
Other non-interest income	(11)	(14)	(11)	(11)
Income on life insurance	68	67	205	203
Gains on investment securities	135	86	184	141
Total other income	597	557	1,504	1,539

Other expenses:
Salaries and employee benefits	1,616	1,608	4,733	4,784
Occupancy	221	220	673	676
Impairment of securities	-	2,816	30	2,816
Other expenses	875	710	2,643	2,343
Total other expenses	2,712	5,354	8,079	10,619

Income (loss) before income taxes	648	(1,915)	1,728	(547)

Income tax expense	121	203	256	431

Net income (loss)	$527	$(2,118)	$1,472	$(978)

Basic and diluted earnings (loss) per share of common stock	$0.20	$(0.71)	$0.53	$(0.33)

Weighted average shares of common stock outstanding	2,673,759	2,972,016	2,753,571	2,985,757

Dividends declared per share of common stock	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$527	$(2,118)	$1,472	$(978)

Other comprehensive (loss) income, net of tax

Unrealized gains (losses) securities:

Unrealized holding (losses) gains arising
during the period	1,780	(416)	1,373	(1,165)

Reclassification adjustment for losses (gains)
included in net income	(81)	(52)	(111)	(85)

Comprehensive income (loss)	$2,226	$(2,586)	$2,734	$(2,228)

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$1,472	$(978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	462	424
Provision for credit losses	696	446
Gains on disposals of assets, net	(168)	(124)
Impairment of securities	30	2,816
Income on investment in life insurance	(204)	(204)
Changes in assets and liabilities:
Increase in other assets	(99)	(149)
Decrease in other liabilities	(86)	(185)

Net cash provided by operating activities	2,103	2,046

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	9,623	13,153
Proceeds from maturities and sales of other investment securities	7,428	11,321
Purchases of investment securities	(38,311)	(13,382)
Purchases of Federal Home Loan Bank stock	(90)	(386)
Proceeds from sale of other real estate	549	-
Purchases of other real estate	(41)	(550)
Increase in loans, net	(4,697)	(32,727)
Purchases of premises and equipment	(1,196)	(449)

Net cash used by investing activities	(26,735)	(23,020)

Cash flows from financing activities:
Increase in deposits, net	23,668	15,978
Decrease in short-term borrowings, net	(569)	(153)
Proceeds from long-term borrowings	-	10,000
Repayment of long-term borrowings	(29)	(26)
Repurchase and retirement of common stock	(2,836)	(503)
Dividends paid	(968)	(1,029)
Common stock dividends reinvested	134	130

Net cash provided by financing activities	19,400	24,397

(Decrease) increase in cash and cash equivalents	(5,232)	3,423

Cash and cash equivalents, beginning of year	21,238	14,795

Cash and cash equivalents, end of period	$16,006	$18,218

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2009 and 2008.

Operating results for the three and nine months ended September 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has evaluated subsequent events through the date of issuance of the financial data included herein, November 3, 2009.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic and diluted:
Net income (loss)	$527,000	$(2,118,000)	$1,472,000	$(978,000)
Weighted average common shares outstanding	2,673,759	2,972,016	2,753,571	2,985,757
Basic and dilutive net income (loss) per share	$0.20	$(0.71)	$0.53	$(0.33)

Diluted earnings per share calculations were not required for the three and nine months ended September 30, 2009 and 2008, since there were no options outstanding.

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

During the three month period ending March 31, 2009, the Company increased the authorized amount by $2,549,865 and repurchased 297,679 shares at an average price of $9.30 for a total of $2,769,067.  During the three month period ending June 30, 2009, the Company repurchased 7,404 shares at an average price of $9.00 for a total of $66,642.  During the three month period ending September 30, 2009, the Company did not repurchase any shares.  As of September 30, 2009, $714,156 remains available for repurchases under the program.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-01, Topic 105 Generally Accepted Accounting Principles - Amendments Based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  Under this ASU, The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  For SEC registrants, rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP.  On September 15, 2009, the effective date of this ASU, the Codification superseded all then-existing non-SEC accounting and reporting standards unless a particular accounting or reporting standard was specifically grandfathered into the Codification as authoritative GAAP.  All other non-grandfathered non-SEC accounting literature not included in the Codification is no longer authoritative.  In the FASB’s view, the issuance of this ASU and the Codification does not change GAAP (except in limited instances not applicable to public nongovernmental entities).  The adoption of ASU 2009-01, formerly FASB Statement No. 168, did not have a material impact on the Company’s consolidated financial statements.

On January 12, 2009, the FASB amended Topic 820, Fair Value Measurement and Disclosures, of the Codification to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred.  The ASU was effective for interim and annual reporting periods ending after December 15, 2008.  The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.  This ASU was formerly FASB Staff Position (FSP) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20.

In April 2009, the FASB issued three amendments to provide additional guidance and disclosures regarding fair value measurements and impairments of securities.  These three amendments were effective for interim and annual periods ending after June 15, 2009.  The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.  These amendments were formerly:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This amendment is included in Accounting Standards Codification (ASC) 820-10-35.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, which provides guidance for impaired debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements.  This amendment is included in ASC 320-10-25.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This amendment is included in ASC 825-10-50.

In  May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which established general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This FASB Statement was effective for interim and annual periods ending after June 15, 2009.  The Company has complied with the requirements of FASB 165.  This amendment is included in ASC 855-10-50 and 55.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are not consistent with the original intent and key requirements of that Statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 166 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.  This amendment is included in ASC 860-10.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 167 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.  This amendment is included in ASC 942-810.

NOTE 5 – FAIR VALUE

ASC 820-10, formerly SFAS No. 157, defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

Fair Value Hierarchy

ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

☐	Level 1 – Quoted prices in active markets for identical securities

☐	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

☐	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10.

The following table presents fair value measurements as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Investment securities available for sale	$-	$81,301	$-	$81,301

Non-recurring:
Impaired loans	-	-	5,980	5,980
OREO	-	41	-	41
	$-	$81,342	$5,980	$87,322

The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$6,011,000	$6,011,000	$6,960,377	$6,960,377
Interest bearing deposits	1,211,000	1,211,000	7,883,816	7,883,816
Federal funds sold	8,784,000	8,784,000	6,393,710	6,393,710
Investment securities	81,301,000	81,301,000	57,948,645	57,948,645
Investments in restricted stock	2,113,000	2,113,000	2,022,600	2,022,600
Loans, net	239,134,000	243,000,000	235,132,621	239,446,000
Accrued interest receivable	1,472,000	1,472,000	1,680,392	1,680,392

Financial liabilities:
Non-interest bearing deposits	67,410,000	67,410,000	63,538,759	63,538,759
Interest bearing deposits	226,026,000	228,189,000	206,228,839	208,552,241
Short-term borrowings	61,000	61,000	629,855	629,855
Long-term borrowings	27,043,000	26,447,000	27,071,712	27,162,000
Dividends payable	226,000	226,000	385,794	385,794
Accrued interest payable	157,000	157,000	139,579	139,579
Accrued interest payable on junior
subordinated debentures	35,000	35,000	171,518	171,518
Junior subordinated debentures owed to
unconsolidated subsidiary trust	5,155,000	5,583000	5,155,000	5,281,827

Off-balance sheet commitments	25,249,000	25,249,000	23,747,491	23,747,491

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $527,000 ($0.20 basic and diluted earnings per share) for the third quarter of 2009, compared to the third quarter 2008 consolidated net loss of $2,118,000 ($0.71 basic and diluted loss per share), a 124.88% increase.  Year-to-date consolidated net income was $1,472,000 ($0.53 basic and diluted earnings per share) for the nine months ended September 30, 2009, compared to consolidated net loss of $978,000 ($0.33 basic and diluted loss per share) for the corresponding 2008 period, a 250.51% increase.  Included in the 2008 results were the affects of a write-down of $2,816,000 from three series of Fannie Mae and Freddie Mac preferred stock held by the Company taken during the third quarter of 2008.  In addition to this 2008 write-down, which was not repeated in 2009, the increases from 2008 to 2009 were due to an increase in loan income and a decrease in income tax expense.  The 2009 increases were partially offset by an increase in the provision for loan losses, additional interest expense on long-term borrowings from the Federal Home Loan Bank (FHLB) originated during the third quarter of 2008, an increase in interest expense on deposits, and a provision for a special FDIC assessment paid in September 2009.  In addition, income for 2008 includes dividends for three quarters on the Company’s holdings of FHLB stock, while 2009 income includes a dividend for the second quarter only (paid in August 2009), inasmuch as the first quarter dividend was suspended.

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

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2009 was $3,100,000 and $8,999,000, respectively, compared to $3,121,000 and $8,979,000 for the same period in 2008, a decrease of $21,000 (0.67%) for the three months and an increase of $20,000 (0.22%) for the nine month period.

Interest income for the third quarter increased from $4,667,000 in 2008 to $4,749,000 in 2009, a 1.76% increase.  The interest income increase for the three month period was due to an increase in loan income resulting from growth in the loan portfolio and an increase in interest income on U.S. Government agency securities, partially offset by a decrease in interest income on municipal securities, as a result of recent sales and maturities, and a decrease in other income.  Interest income year-to-date increased from $13,572,000 in 2008 to $13,971,000 in 2009, a 2.94% increase.  Interest income increased for the nine month period due to an increase in loan income resulting from growth in the loan portfolio, partially offset by a decrease in interest income on U.S. Government agency securities and municipal securities, as a result of previous sales and maturities.  The increase in interest income was also partially offset by the payment of only one quarterly FHLB stock dividend as compared to three quarterly dividends for the corresponding 2008 nine month period, due to the suspension of the first quarter FHLB stock dividend (with the second quarter dividend being paid in the third quarter, in August 2009) and no determination to date by the FHLB with respect to the payment of the third quarter dividend.

Interest expense for the quarter increased from $1,546,000 in 2008 to $1,649,000 in 2009, a 6.66% increase.  Interest expense year-to-date increased from $4,593,000 in 2008 to $4,972,000 in 2009, a 8.25% increase.  The increase in interest expense for the three and nine month periods ended September 30, 2009 was due to an increase in interest paid on increased deposit balances and interest on long-term borrowings from the Federal Home Loan Bank, partially offset by a decrease in short-term borrowings.

Net interest margins for the three and nine months ended September 30, 2009 was 3.99% and 4.00%, compared to tax equivalent net interest margins of 4.54% and 4.36% for the three and nine months ended September 30, 2008.   This decline is due to the continued narrowing of the gap between the interest rates offered by the Bank on increasing customer deposits and the rates the Bank is able to obtain on loans and other interest earning assets.  Accordingly, while net interest income before provision for credit losses for the three and nine month periods has increased over the same periods in 2008, the net interest margin has declined in 2009 compared to 2008.

Provision for Credit Losses.  The Company made a provision for credit losses of $337,000 and $696,000 during the three and nine month period ended September 30, 2009 and $239,000 and $446,000 for credit losses during the three and nine month period ended September 30, 2008.  As of September 30, 2009, the allowance for credit losses equaled 55.33% of non-accrual and past due loans compared to 224.42% at December 31, 2008 and 919.11% at September 30, 2008.  During the three and nine month period ended September 30, 2009, the Company recorded net charge-offs of $173,000 and $756,000, compared to net charge-offs of $224,000 and $607,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2009 period represent 0.42% of the average loan portfolio.

Other Income.  Other income increased from $557,000 for the three month period ended September 30, 2008, to $597,000 for the corresponding 2009 period, a $40,000 (7.18%) increase.  The increase for the three month period was primarily due to an increase in gains on investment securities.  For the nine month period, other income decreased from $1,539,000 at September 30, 2008, to $1,504,000 for the corresponding 2009 period, a $35,000 (2.27%) decrease.  The decrease for the nine month period was primarily due to a decrease in service charges and other fees, partially offset by an increase in gains on investment securities.

Other Expenses.  Other expenses decreased from $5,354,000 for the three month period ended September 30, 2008, to $2,712,000 for the corresponding 2009 period, a $2,642,000 (49.35%) decrease.  The decrease for the three month period was primarily due to the $2,816,000 write-down on three series of Fannie Mae and Freddie Mac preferred stock held by the Company taken during the third quarter of 2008.  For the nine month period, other expenses decreased from $10,619,000 at September 30, 2008, to $8,079,000 for the corresponding 2009 period, a $2,540,000 (23.92%) decrease.  The decrease for the nine month period was primarily due to the $2,816,000 write-down taken in the third quarter of 2008 and a decrease in salaries and employee benefits in the 2009 period, partially offset by the $160,000 special FDIC assessment paid in September 2009 along with the $30,000 write-down, taken in the first quarter of 2009, on the value of a Trust Preferred security held by the Company.

Income Taxes.  During the three and nine months ended September 30, 2009, the Company recorded income tax expense of  $121,000 and $256,000, respectively, compared to income tax expense of  $203,000 and $431,000 for the same period in 2008 reflecting the effect of the increased provision for loan losses and the FDIC assessment.  The Company’s effective tax rate for the three and nine month period in 2009 was 18.7% and 14.8%, respectively, compared to 22.5% and 19.0% for the prior year period.  The 2008 effective rates are both based on net income excluding the $2,816,000 write-down described above.  The decrease in the effective tax rate for the three month period was due to a decline in taxable income combined with an increase in the proportion of tax exempt income.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements.   Comprehensive income (loss) consists of the Company’s net income (loss), adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the third quarter of 2009, comprehensive income, net of tax, totaled $2,226,000, compared to the September 30, 2008 comprehensive loss of $2,586,000. Year-to-date comprehensive income, net of tax, totaled $2,734,000, as of September 30, 2009, compared to the September 30, 2008 year-to-date comprehensive loss of $2,228,000.  The increase for the three and nine month period was due primarily to the 2008 net losses and to increases on unrealized gains on securities.

Financial Condition

General.  The Company’s assets increased to $354,550,000 at September 30, 2009 from $332,502,000 at December 31, 2008, primarily due to an increase in securities and loans offset partially by a decrease in cash and cash equivalents.  The Bank’s net loans totaled $239,134,000 at September 30, 2009, compared to $235,133,000 at December 31, 2008, an increase of $4,001,000 (1.70%), primarily attributable to an increase in commercial mortgages, with lesser increases in home equity loans, refinanced mortgages and demand business loans, and partially offset by a decrease in commercial construction loans, indirect loans (primarily auto loans) and mortgage loans purchased.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $81,301,000 at September 30, 2009, a $23,352,000 (40.30%) increase from $57,949,000 at December 31, 2008.  This increase was funded by the increase in deposits received during the nine month period that exceeded the amount needed to fund loan growth and the decrease in interest bearing deposits at other institutions.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2009, totaled $16,006,000, a decrease of $5,232,000 (24.64%) from the December 31, 2008 total of $21,238,000.

Deposits as of September 30, 2009 totaled $293,436,000, which is an increase of $23,668,000 (8.77%) from $269,768,000 at December 31, 2008.  Demand deposits as of September 30, 2009 totaled $67,412,000, which is an increase of $3,873,000 (6.10%) from $63,539,000 at December 31, 2008.  NOW accounts as of September 30, 2009 totaled $22,389,000, which is an increase of $1,310,000 (6.21%) from $21,079,000 at December 31, 2008.  Money market accounts as of September 30, 2009 totaled $14,880,000, which is an increase of $2,116,000 (16.58%), from $12,764,000 at December 31, 2008.  Savings deposits as of September 30, 2009 totaled $46,806,000, which is an increase of $1,004,000 (2.19%) from $45,802,000 at December 31, 2008.  Certificates of deposit over $100,000 totaled $32,459,000 on September 30, 2009, which is an increase of $4,576,000 (16.41%) from $27,883,000 at December 31, 2008.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $109,490,000 on September 30, 2009, which is a $10,789,000 (10.93%) increase from the $98,701,000 total at December 31, 2008. Management continues to believe that the growth in deposits was due in part to the ongoing instability in the stock market and the resulting reallocation of investment portfolios by the Bank’s customers.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At September 30,	At December 31,
	2009	2008
	(Dollars in Thousands)

Restructured loans	$99	$-

Non-accrual loans:
Real-estate - mortgage:
Residential	$215	$-
Commercial	3,192	659
Real-estate - construction	-	-
Installment	96	208
Home Equity	-	-
Commercial	40	-

Total non-accrual loans	3,543	867

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	3	3
Commercial	-	-
Real-estate - construction	-	5
Installment	-	26
Credit card and related	-	-
Commercial	-	-
Other	-	-

Total accruing loans past due 90 days or more	3	34

Total non-accrual loans and past due loans	$3,546	$901

Non-accrual and past due loans to gross loans	1.47%	0.38%

Allowance for credit losses to non-accrual and past due loans	55.33%	224.42%

At September 30, 2009, there was $3,550,000 in loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  Reflected in the above table are $0 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in Thousands)

Beginning balance	$2,022	$1,604

Charge-offs	(1,017)	(867)
Recoveries	261	260
Net charge-offs	(756)	(607)
Provisions charged to operations	696	446

Ending balance	$1,962	$1,443

Average loans	$238,052	$212,788

Net charge-offs to average loans (annualized)	0.42%	0.38%

Reserve for Unfunded Commitments.  As of September 30, 2009, the Bank had outstanding commitments totaling $25,249,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the third quarter of 2009.

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

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2009.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$7,222
Federal funds and overnight deposits	8,784	-	-	-	8,784
Securities	-	-	2,681	78,620	81,301
Loans	13,291	4,496	90,634	130,713	239,134
Fixed assets	-	-	-	-	4,008
Other assets	-	-	-	-	14,101

Total assets	$22,075	$4,496	$93,315	$209,333	$354,550

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$67,412
NOW accounts	22,389	-	-	-	22,389
Money market deposit accounts	14,880	-	-	-	14,880
Savings accounts	46,806	-	-	-	46,806
IRA accounts	3,167	14,284	20,433	871	38,755
Certificates of deposit	28,719	41,250	33,047	178	103,194
Short-term borrowings	61	-	-	-	61
Long-term borrowings	10	30	7,003	20,000	27,043
Other liabilities	-	-	-	-	1,724
Junior subordinated debenture	-	5,155	-	-	5,155
Stockholders’ equity:	-	-	-	-	27,131

Total liabilities and stockholders' equity	$116,032	$60,719	$60,483	$21,049	$354,550

GAP	$(93,957)	$(56,223)	$32,832	$188,284
Cumulative GAP	$(93,957)	$(150,180)	$(117,348)	$70,936
Cumulative GAP as a % of total assets	-26.50%	-42.36%	-33.10%	20.01%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of June 30, 2009, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-4.2%	-2.2%	2.2%	1.4%
% Change in Economic Value of Equity	-13.7%	-5.8%	4.5%	-4.7%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2009, totaled $16,006,000, a decrease of $5,232,000 (24.64%) from the December 31, 2008 total of $21,238,000.

As of September 30, 2009, the Bank was permitted to draw on a $71,620,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of September 30, 2009, there were $27.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities ranging from November 2017 through August 2018.  In addition, the Bank has one unsecured federal funds line of credit in the amount of $9.0 million from a commercial bank, of which nothing was outstanding as of September 30, 2009. Furthermore, as of September 30, 2009, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity decreased $777,000 (2.78%) during the nine months ended September 30, 2009, due mainly to a decrease in surplus with a lesser decrease in common stock, offset by an increase in other comprehensive income, net of tax benefits, and an increase in retained earnings.  The Company’s accumulated other comprehensive income (loss), net of tax benefits increased by $1,262,000 (166.71%) from ($757,000) at December 31, 2008 to $505,000 at September 30, 2009, as a result of an increase in the market value of securities classified as available for sale.  Retained earnings increased by $663,000 (4.69%) as the result of the Company’s net income for the nine months, partially offset by dividends.  Common stock and surplus declined due to the repurchase of 305,083 shares of the Company’s common stock for a total of $2,835,709 during the nine months of 2009.  In addition, $133,005 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At September 30, 2009, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.76%, a Tier 1 risk-based capital ratio of 13.18% and a total risk-based capital ratio of 14.09%.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated October 29, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: November 2, 2009	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer