Form 10-K/A
period 2008-12-31
GLEN BURNIE BANCORP
filed 2009-11-13
CIK 890066

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

The Registrant hereby amends Item 15(a)(1) of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Commission on March 17, 2009.  The purpose of the amendment is to add the signature of the Registrant’s Independent Registered Public Accounting Firm on its Report included on page F-1 of the Form 10-K.

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

GLEN BURNIE BANCORP

November 12, 2009	By:	/s/ Michael G. Livingston
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

/s/ Trice, Gary & Myers LLC
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