Form 10-K
period 2009-12-31
GLEN BURNIE BANCORP
filed 2010-03-12
CIK 890066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 or
☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

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
Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $16,090,896.

The number of shares of common stock outstanding as of February 23, 2009 was 2,683,015.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2009 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

Item 1.	Business	3
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
	Executive Officers of the Registrant	17

PART II

Item 4.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 5.	Selected Financial Data	20
Item 6.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21
Item 7.	Financial Statements and Supplementary Data	30
Item 8.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	30
Item 8A(T).	Controls and Procedures	30
Item 8B.	Other Information	31

PART III

Item 9.	Directors, Executive Officers and Corporate Governance	32
Item 10.	Executive Compensation	32
Item 11.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	32
Item 12.	Certain Relationships and Related Transactions, and Director Independence	32
Item 13.	Principal Accountant Fees and Services	32

PART IV

Item 14.	Exhibits and Financial Statement Schedules	33

Signatures		34

PART I

ITEM 1.  BUSINESS

General

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland. It presently owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Odenton, Riviera Beach, Crownsville, Severn (two locations), Linthicum and Severna Park, Maryland. The Bank also maintains two remote Automated Teller Machine (“ATM”) locations in Ferndale and Pasadena, Maryland. The Bank maintains a website at www.thebankofglenburnie.com. The Bank is the oldest independent commercial bank in Anne Arundel County. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans.  The Bank also originates automobile loans through arrangements with local automobile dealers.  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

Economic and Credit Turmoil of 2008 and 2009

The turmoil and economic downturn of 2008, which continued in 2009, has engulfed the United States and world financial services industry. The ensuing overall consequences to numerous industries and the U.S. economy is well known and discussed daily in the media.  The Bank and, as a result, the Company, have not been immune to the impact of these difficult economic times.  While, due to conservative lending decisions, the Bank has no exposure to the credit issues affecting the sub-prime residential mortgage market, the economic slowdown resulted in the necessity of our contributing $2,442,976 to the provision for loan losses in 2009, in addition to the $1,145,649 provision made in 2008, primarily due to valuation issues in our commercial mortgage portfolio and continuing delinquency in our indirect automobile portfolio combined with adjustments we made to the risk factors in our calculation of required loan loss reserves. In addition, the economic downturn also resulted in an FDIC insurance premium assessment for 2009 of $549,716, a more than 1,400% increase from the 2008 assessment of $35,544.  In 2008, the economic downturn also resulted in the necessity of the Bank taking in our first OREO (Other Real Estate Owned) property on a defaulted mortgage since 1999.  Also in 2008, the Federal Housing Finance Agency was named conservator over both the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), two government sponsored agencies in which we had invested through the purchase of $3,000,000 of AAA rated preferred stock.  As a result, in 2008 we wrote down the value of those investments to $184,000 by taking a charge to earnings in third quarter of 2008 of $2,816,000.  Each of these factors will be discussed as appropriate elsewhere in this report.  Nevertheless, despite the continuing economic downturn and these events, which are unusual for us in any year, we realized net income of $1,262,462 for 2009, and $403,962 net income for 2008.  We remain well capitalized and did not need to apply for any funding from the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP).  During 2009, we continued to lend money and, we believe, meet the needs of our customers and neighbors through a difficult year.  We believe we are a sound, conservatively run financial institution that has been profitable in 2008 and 2009 despite the deterioration in the economic environment and the outside forces that have affected us these past two years.

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

The Company’s total loan portfolio increased during the 2009, 2008, 2007, 2006, and 2005 fiscal years.  In 2009, the increase in the loan portfolio was primarily due to increases in refinanced mortgage loans, purchased money mortgage loans, home equity and commercial mortgages, partially offset by a decrease in indirect loans and mortgage participations purchased. In 2008, the increase in the loan portfolio was primarily due to increases in refinanced mortgage loans, commercial and residential construction loans and mortgage participations purchased, partially offset by additional mortgage participations sold and a decrease in indirect loans.  In 2007, the increases were due to residential and commercial mortgages and construction, offset by a decrease in indirect lending and mortgage participations purchased and an increase in mortgage participations sold.  In 2006, the increases were primarily due to an increase in commercial mortgages (due to an increase in participations), offset by decreases in residential mortgages and indirect automobile loans.  In 2005, the increases were primarily due to an increase in commercial and industrial mortgages and indirect automobile loans.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2009		2008		2007		2006		2005
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$95,683	39.81%	$87,708	36.85%	$76,781	37.98%	$68,341	34.88%	$71,841	37.17%
Commercial	79,845	33.23	76,153	31.99	47,843	23.66	53,164	27.13	37,666	19.50
Construction and land development	1,743	0.73	6,590	2.77	5,876	2.91	1,609	0.83	1,402	0.73

Consumer:
Installment	15,965	6.64	16,451	6.91	17,087	8.45	15,044	7.67	15,748	8.15
Credit card	166	0.07	173	0.07	143	0.07	144	0.08	128	0.07
Indirect automobile	37,092	15.44	43,970	18.47	49,260	24.37	52,539	26.81	60,510	31.31
Commercial	9,801	4.08	6,974	2.94	5,184	2.56	5,077	2.60	5,932	3.07
Gross loans	240,295	100.00%	238,019	100.00%	202,174	100.00%	195,918	100.00%	193,227	100.00%
Unearned income on loans	(839)		(864)		(816)		(743)		(821)
Gross loans net of unearned income	239,456		237,155		201,357		195,175		192,406
Allowance for credit losses	(3,573)		(2,022)		(1,604)		(1,839)		(2,201)
Loans, net	$235,883		$235,133		$199,753		$193,336		$190,205

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2009. Demand loans and loans which have no stated maturity, are treated as due in one year or less. At December 31, 2009, the Bank had $51,867,185 in loans due after one year with variable rates and $161,335,414 in such loans with fixed rates.

	Due Within One Year	Due Over One To Five Years	Due Over Five Years	Total
	(In Thousands)
Real Estate - mortgage:
Residential	$7,447	$2,580	$85,656	$95,683
Commercial	11,113	43,639	25,093	79,845
Construction and land development	738	281	724	1,743
Installment	492	9,792	5,681	15,965
Credit Card	51	27	88	166
Indirect automobile	1,082	29,512	6,498	37,092
Commercial	6,169	500	3,132	9,801
	$27,092	$86,331	$126,872	$240,295

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

Installment Lending.  The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment.  Such loans provide for repayment in regular installments and are secured by the goods financed.  Also included in installment loans are overdraft loans and other credit repayable in installments.  As of December 31, 2009, approximately 62.32% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 37.68% had been originated for consumer purposes.

Indirect Automobile Lending.  The Bank commenced its indirect automobile lending program in January 1998.  The Bank finances new automobiles for terms of up to 72 months and used automobiles for terms of up to 60 months.  For used vehicles, the age of the vehicle plus the term of the loan cannot exceed eight years.  The Bank does not lend more than the MSRP on new vehicles. On used vehicles, the Bank will not lend more than 110% of the average wholesale published in a nationally recognized used vehicle pricing guide.  The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses.  The Bank originates indirect loans through a network of approximately 41dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties.  Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses.  Under this authority, the Bank would have been permitted to lend up to $3.08 million to any one borrower at December 31, 2009.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital).  Under this formula, the Bank was permitted to lend up to $5.02 million to any one borrower through December 31, 2009.  At December 31, 2009, the largest amount outstanding to any one borrower and its related interests was $4,890,000.

Non-Performing Loans

It will be the policy of The Bank of Glen Burnie that any loan that is ninety (90) days or more delinquent in the payment of principal and/or interest be placed into non-accrual status.   Notwithstanding the aforementioned, it is determined that there appears to be a substantial amount of risk of not collecting all of the agreed upon interest that would normally accrue to a loan, the loan should be placed into Non-Accrual status even if the determination is made prior to ninety (90) days delinquent.  A variance to this rule would be if the asset is both well secured and in the process of collection.  An asset is “well secured” if it is secured by (1) by collateral in the form of liens on or  pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party.  An asset is “in the process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in prepayment of the debt or in its restoration to a current status in the near future.

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

While the Bank has weathered the economic and credit turbulence during 2009 and remains strong, the Bank experienced a significant increase in non-accrual loans as of December 31, 2009.  The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
Restructured Loans	$87	$-	$578	$-	$-

Non-accrual loans:
Real estate – mortgage:
Residential	$215	$-	$-	$3	$14
Commercial	2,626	659	-	-	-
Real estate - construction	-	-	-	-	-
Installment	176	208	212	46	159
Commercial	-	-	-	8	12
Total non-accrual loans	3,017	867	212	57	185

Accruing loans past due 90 days or more
Real estate – mortgage:
Residential	8	3	512	2	1
Commercial	-	-	-	-	-
Real estate - construction	-	5	-	-	3
Installment	1	26	-	-	-
Commercial	12	-	128	-	-
Total accruing loans past due 90 days or more	21	34	640	2	4
Total non-accrual and past due loans	$3,038	$901	$852	$59	$189
Non-accrual and past due loans to gross loans	1.26%	0.38%	0.43%	0.03%	0.10%
Allowance for credit losses to non-accrual and past due loans	117.61%	224.42%	188.27%	3,116.95%	1,164.55%

For the year ended December 31, 2009, interest of $105,365 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $2,993,569, or 99%, of the Bank’s total $3,016,727 non-accrual loans at December 31, 2009 were attributable to 12 borrowers.  One of these borrowers was in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time. Three of these loans are secured with commercial real estate collateral which should repay some or all of the active principal balance on the loans.

At December 31, 2009, there were loans outstanding, totaling $6,496,910, not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.  These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2009, the Company had $25,000 in real estate acquired in partial or total satisfaction of debt, compared to $550,000 and $50,000 in such properties at each of December 31, 2008 and 2007.  This decrease resulted from the sale in 2009 of OREO valued at $550,000, which was acquired in 2008.  The $25,000 balance at December 31, 2009 reflects the deposit on OREO acquired during 2009, which is awaiting ratification by the court.  All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2009, see “Item 2. — Properties.”

Allowance For Credit Losses

The Bank’s allowance for credit losses is based on the probable estimated losses that may be sustained in its loan portfolio.  The allowance is based on two basic principles of accounting.  (1) ASC Topic 450, formerly Statement of Financial Accountings Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC Topic 310, formerly SFAS No. 114 “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

In 2009, the Bank increased its provision for credit losses due to net charge offs on installment loans of $711,000 (primarily made up of charge offs on indirect automobile loans of $647,000) and adjustments to the risk factors for our loan loss reserve calculation as economic conditions deteriorated.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars In Thousands)
Beginning Balance	$2,022	$1,604	$1,839	$2,201	$2,412

Loans charged off
Real estate - mortgage:
Residential	85	-	-	1	-
Commercial	-	-	-	-	-
Real estate - construction	-	-	-	-	-
Installment	1,070	1,079	591	528	495
Credit card & related	-	-	-	-	-
Commercial	133	2	-	253	127
Total	1,288	1,081	591	782	622

Recoveries
Real estate - mortgage:
Residential	-	-	-	1	-
Commercial	-	-	-	-	-
Real estate - construction	-	-	-	-	-
Installment	359	333	258	335	276
Credit card & related	-	-	-	-	-
Commercial	37	20	48	22	185
Total	396	353	306	358	461
Net charge offs/(recoveries)	892	728	285	424	161
Provisions (credited) charged to operations	2,443	1,146	50	62	(50)
Ending balance	$3,573	$2,022	$1,604	$1,839	$2,201
Average loans	$239,788	$219,485	$199,632	$186,706	$191,706
Net charge-offs to average loans	0.37%	0.33%	0.14%	0.23%	0.09%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2009, 2008, 2007, 2006, and 2005:

	At December 31,
	2009		2008
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$162	39.81%	$123	36.85%
Commercial	2,377	33.23	460	31.99
Real Estate — construction	4	0.73	63	2.77
Installment	146	6.64	161	6.91
Credit Card	-	0.07	-	0.07
Indirect automobile	697	15.44	942	18.47
Commercial	237	4.08	240	2.94
Unallocated	(50)	-	33	-
Total	$3,573	100.00%	$2,022	100.00%

	At December 31,
	2007		2006		2005
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate – mortgage:
Residential	$117	37.98%	$149	34.88%	$153	37.17%
Commercial	163	23.66	314	27.13	277	19.50
Real Estate – construction	102	2.91	14	0.83	8	0.73
Installment	55	8.45	103	7.67	103	8.15
Credit Card	-	0.07	-	0.08	-	0.07
Indirect automobile	892	24.37	1,119	26.81	1,260	1.31
Commercial	257	2.56	260	2.60	264	3.07
Unallocated	18	-	120	-	136	-
Total	$1,604	100.00%	$1,839	100.00%	$2,201	100.00%

Investment Securities

The Bank maintains a substantial portfolio of investment securities to provide liquidity as well as a source of earnings. The Bank’s investment securities portfolio consists primarily of securities issued by U.S. Government agencies including mortgage-backed securities, securities issued by certain states and their political subdivisions, and corporate trust preferred securities.  The tax treatment of the Bank’s portfolio of securities issued by certain states and their political subdivisions allows the Company to use the full tax advantage of this portfolio.

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2009	2008	2007
	(In Thousands)
U.S. Treasury securities	$-	$-	$-
U.S. Government agencies and mortgage backed securities	54,030	25,571	44,094
Obligations of states and political subdivisions	30,073	31,466	32,311
Corporate trust preferred	2,080	2,169	2,167
Total investment securities	$86,183	$59,206	$78,572

The following table sets forth the scheduled maturities, amortized costs and weighted average yields for the Company’s investment securities portfolio at December 31, 2009:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total
	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield
U.S. Treasury securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Government agencies and mortgage backed securities	-	-	-	-	1,261	5.00	52,769	4.67	54,030	4.67
Obligations of states and political subdivisions	650	3.19	1,825	3.49	566	4.36	27,032	4.40	30,073	4.32
Corporate trust preferred	-	-	-	-	-	-	2,080	8.68	2,080	8.68
Total investment securities	$650	3.19%	$1,825	3.49%	$1,827	4.80%	$81,881	4.70%	$86,183	4.67%

At December 31, 2009, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in northern Anne Arundel County. Consolidated total deposits were $294,357,837 as of December 31, 2009. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $70.85 million under a line of credit from the FHLB of Atlanta as of December 31, 2009.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2009, the Bank had approximately $45.2 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2009:

Amount (In Thousands)
Three months or less	$10,286
Over three through six months	4,829
Over six through 12 months	10,948
Over 12 months	19,183
Total	$45,246

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs.  The Bank may draw on a $70.85 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities. There was $10 million in a convertible advance under this credit arrangement at December 31, 2009. The advance matures in November 1, 2017, is callable monthly, and bears a 3.28% rate of interest. There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018.  This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018.  This advance has a 3.344% rate of interest and is callable quarterly, starting August 22, 2011. There was $7 million in a long-term convertible advance under this credit arrangement at December 31, 2009. The advance matures in September 2010 and bears a 5.84% rate of interest. On September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company. The Trust, in turn, issued $5 million of its 10.6% capital securities to institutional investors.  The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010.  It is the Company’s intention to call these debentures at the earliest opportunity.  The Bank also has an unsecured line of credit in the amount of $9 million from another commercial bank but currently has no balance outstanding.  The Bank has a mortgage note on the 103 Crain Highway address with a balance of $33,711 as of December 31, 2009.  This note is payable monthly through October 2010 and has a 7% interest rate.

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

Employees

At December 31, 2009, the Bank had 116 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2009, the Bank was well capitalized as defined by the FDIC’s regulations.

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

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$671,060	10,000	$87,115,646

Branches:
Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	150,062	6,000	40,465,617

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	130,706	2,500	31,372,810

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	296,199	3,000	51,088,811

Severn 811 Reece Road Severn, MD 21144	1984	Owned	144,954	2,500	28,640,749

New Cut Road 740 Stevenson Road Severn, MD 21144	1995	Owned	1,371,380	2,600	23,941,839

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	133,556	2,500	15,043,178

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	87,353	2,184	17,219,471

Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	863,065	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	272,262	3,727	N/A

At December 31, 2009, the Bank owned one foreclosed real estate property with a total book value of $25,000. The book value for the New Cut Road branch (formerly the South Crain branch) increased due to no longer leasing the premises but having built a new branch office.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2009, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	77	President Emeritus
Michael G. Livingston	56	President and Chief Executive Officer
John E. Porter	56	Senior Vice President and Chief Financial Officer

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

PART II

ITEM 4.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”.  As of February 23, 2009, there were 436 record holders of the Common Stock.  The closing price for the Common Stock on that date was $9.70.  A 20% stock dividend had been declared for stockholders’ of record on January 12, 2008, payable January 18, 2008.

 The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2009 and 2008 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  Also shown are dividends declared per share for these periods.

	2009			2008
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$10.96	$8.41	$0.10	$14.12	$10.25	$0.10
June 30,	9.40	7.80	0.10	12.95	11.00	0.10
September 30	9.25	7.70	0.10	12.00	8.90	0.10
December 31	9.76	8.09	0.10	10.94	8.54	0.15

A regular dividend of $0.10 was declared for stockholders’ of record on December 29, 2009, payable on January 6, 2010.

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

Performance Graph

The following graph compares the cumulative total return on the Common Stock during the five years ended December 31, 2009 with that of a broad market index (Nasdaq Composite), and a peer group consisting of publicly traded Maryland, Virginia and District of Columbia commercial banks with total assets between $200 million and $500 million (“Peer Group”). The Peer Group is comprised of Pinnacle Bankshares Corp., Bank of the James Financial Group, Inc., Botetourt Bankshares, Inc., Bay Banks of VA., Inc., Citizens Bancorp of Virginia, Old Line Bankshares, Inc., Patapsco Bancorp Inc.,  Frederick County Bancorp Inc., Central Virginia Bankshares, Inc., Bay National Corp., Annapolis Bancorp, Inc., Calvin B. Taylor Bankshares Inc., and Carrollton Bancorp. A significant number of the banks we used in the Peer Group in prior years no longer qualified for the criteria which would afford a reasonable comparison to the Company and, accordingly, a new Peer Group was developed.  The graph assumes $100 was invested on December 31, 2004 in the Common Stock and in each of the indices and assumes reinvestment of dividends. The following information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a later filing with the SEC.

Total Return Analysis
	12/31/2004	12/31/2005	12/31/2005	12/31/2007	12/31/2008	12/31/2009
Glen Burnie Bancorp	$100.00	$91.06	$89.12	$83.66	$73.68	$64.92
Peer Group	$100.00	$99.12	$103.87	$85.27	$56.78	$51.09
Nasdaq Composite	$100.00	$102.12	$112.73	$124.73	$74.87	$108.83
Source: Zacks Investment Research.

ITEM 5.  SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to a 20% stock dividend paid on January 18, 2008, and one paid on January 23, 2006.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$12,102	$11,922	$11,866	$11,821	$11,966
Provision for Credit Losses	2,443	1,146	50	62	(50)
Other Income	2,365	2,051	2,157	2,244	2,114
Other Expense	10,995	13,102	10,433	10,682	10,625
Net Income	1,262	404	2,782	2,720	2,775

Share Data:
Basic Net Income Per Share	$0.46	$0.14	$0.93	$0.92	$0.94
Diluted Net Income Per Share	0.46	0.14	0.93	0.92	0.94
Cash Dividends Declared Per Common Share	0.40	0.45	0.45	0.45	0.41
Weighted Average Common Shares Outstanding:
Basic	2,734,524	2,981,124	2,988,796	2,972,362	2,956,417
Diluted	2,734,524	2,981,124	2,988,796	2,972,362	2,956,417

Financial Condition Data:
Total Assets	$353,397	$332,502	$307,274	$317,746	$306,561
Loans Receivable, Net	235,883	235,133	199,753	193,337	190,205
Total Deposits	294,358	269,768	252,917	274,833	265,248
Long Term Borrowings	27,034	27,072	17,107	7,140	7,171
Junior Subordinated Debentures	5,155	5,155	5,155	5,155	5,155
Total Stockholders’ Equity	25,149	27,908	29,736	28,201	26,625

Performance Ratios:
Return on Average Assets	0.36%	0.13%	0.89%	0.84%	0.89%
Return on Average Equity	4.87	1.49	9.60	10.00	10.50
Net Interest Margin (1)	4.29	4.31	4.39	4.31	4.46
Dividend Payout Ratio	85.59	332.98	48.33	49.18	43.52

Capital Ratios:
Average Equity to Average Assets	7.37%	8.99%	9.28%	8.36%	8.47%
Leverage Ratio	8.86	10.50	11.34	10.30	10.17
Total Risk-Based Capital Ratio	14.40	14.93	17.50	17.07	16.98

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.18%	0.85%	0.80%	0.94%	1.14%
Non-accrual and Past Due Loans to Gross Loans	1.26%	0.38%	0.43%	0.03%	0.10%
Allowance for Credit Losses to Non- Accrual and Past Due Loans	117.61%	224.42%	188.27%	3,116.95%	1,164.55%
Net Loan Charge-offs (Recoveries) to Average Loans	0.37%	0.33%	0.14%	0.23%	0.09%

(1) Presented on a tax-equivalent basis

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During 2009, net interest income before provision for credit losses increased to $12,101,787 from $11,922,003 in 2008, a 1.51% increase.  Total interest income increased from $18,176,036 in 2008 to $18,644,297 in 2009, a 2.58% increase.  Interest expense for 2009 totaled $6,542,510, a 4.61% increase from $6,254,033 in 2008.  Net income in 2009 was $1,262,462 compared to $403,962 in 2008. The increase in net income was primarily due to a write-down of $2,816,000 taken in 2008 on investments in three series of preferred stock issued by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) held by the Company as a result of the appointment of the Federal Housing Finance Agency as conservator over Fannie Mae and Freddie Mac. In 2009, the Company recorded a provision for loan losses of $2,442,976, an increase from the $1,145,649 provision made in 2008.   In addition, the FDIC assessment for 2009 was $549,716, an increase from the 2008 assessment of $35,544.

The Bank and, as a result, the Company, have not been immune to the impact of the continuing economic downturn in the United States in 2009.  While, due to conservative lending decisions, the Bank has no exposure to the credit issues affecting the sub-prime residential mortgage market, the economic slowdown resulted in the necessity of our increasing our reserve for loan losses in 2009, as noted above, primarily due to valuation issues in our commercial mortgage portfolio and continuing delinquency in our indirect automobile portfolio combined with adjustments we made to the risk factors in our calculation of required loan loss reserves. Despite the sharp economic downturn and these events, which have negatively affected our industry, we realized net income of $1,262,462 for 2009, remained well capitalized and did not need to apply for any funding from the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP).  In 2009, the Bank’s loan portfolio remained stable with net charge-offs of $892,000 for the year.

All per share amounts throughout this report have been adjusted to give retroactive effect to a 20% stock dividend paid on January 23, 2006 and to a 20% stock dividend paid on January 18, 2008.

Comparison of Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

General. For the year ended December 31, 2009, the Company reported consolidated net income of $1,262,462 ($0.46 basic and diluted earnings per share) compared to consolidated net income of $403,962 ($0.14 basic and diluted earnings per share) for the year ended December 31, 2008 and consolidated net income of $2,782,141 ($0.93 basic and diluted earnings per share) for the year ended December 31, 2007.  The increase in 2009 consolidated net income was due to the write down on Fannie Mae and Freddie Mac preferred stock in 2008, offset by the increase in the provision for loan losses, the increased FDIC insurance premium assessment, and an increase in deposit and long term borrowings expense in 2009.  The decrease in 2008 consolidated net income was due to the write down on Fannie Mae and Freddie Mac preferred stock and the increase in the provision for loan losses.

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

In 2009, the Bank continued its strategy of reducing its portfolio of above market rate savings products and continued to direct its efforts to increase higher yielding commercial loans.  This strategy produced significant increases in the Bank’s commercial loan portfolio.  Because mortgage lending decisions are based on conservative lending policies the Company has no exposure to the credit issues affecting the sub-prime residential mortgage market.  At the same time, we have reduced our exposure to lower yielding indirect automobile loans.

Consolidated net interest income for the year ended December 31, 2009 was $12,101,787 compared to $11,922,003 for the year ended December 31, 2008 and $11,866,208 for the year ended December 31, 2007.  The $179,784 increase for the most recent year was primarily due to an increase in loan income partially offset by a decrease in interest income on securities and increases in interest expense on deposits and long-term borrowings. The $55,795 increase for 2008 compared to 2007 was primarily due to an increase in loan income partially offset by decreases in interest income on securities and increases in interest expense on long term borrowings.   The interest income, net of tax, for 2009 was $12,807,059, a $212,720 or 1.69% increase from the after tax net interest income for 2008, which was $12,594,339, a $28,869 or 0.23% decrease from the $12,623,208 after tax net interest income for 2007.

Interest expense increased from $6,254,033 in 2008 to $6,542,510 in 2009, a $288,477 or a 4.62% increase, primarily due to a full year of interest expense on the long-term borrowings and an increase in deposit expense.   Interest expense increased from $5,971,048 in 2007 to $6,254,033 in 2008, a $282,985 or a 4.74% increase, primarily due to increased borrowings used to fund the outflow from maturing higher rate 15-month certificates of deposit and IRAs and to fund loan growth.   Net interest margin for the year ended December 31, 2009 was 4.29% compared to 4.31% and 4.39% for the years ended December 31, 2008 and 2007, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2009	VS.	2008	2008	VS.	2007
		Change Due To:			Change Due To:
	Increase/ Decrease	Rate	Volume	Increase/ Decrease	Rate	Volume
	(In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$7	$(44)	$51	$(134)	$(18)	$(116)
Interest-bearing deposits	(115)	(229)	114	31	(207)	238

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	(109)	(404)	295	(591)	7	(598)
Obligations of states and political subdivisions(1)	(121)	68	(189)	(75)	43	(118)
All other investment securities	(4)	(1)	(3)	(58)	1	(59)
Total investment securities	(234)	(337)	103	(724)	51	(775)

Loans, net of unearned income:
Demand, time and lease	9	(122)	131	(58)	(179)	121
Mortgage and construction	995	(436)	1,431	1,749	152	1,597
Installment and credit card	(212)	54	(266)	(183)	253	(436)
Total gross loans(2)	792	(504)	1,296	1,508	226	1,282
Allowance for credit losses	-	-	-	-	-	-
Total net loans	792	(504)	1,296	1,508	226	1,282
Total interest-earning assets	$450	$(1,114)	$1,564	$681	$52	$629

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$(22)	$(23)	$1	$(79)	$(69)	$(10)
Money market	(5)	(8)	3	(41)	(27)	(14)
Other time deposits	184	(958)	1,142	76	(209)	285
Total interest-bearing deposits	157	(989)	1,146	(44)	(305)	261
Non-interest-bearing deposits	-	-	-	-	-	-
Borrowed funds	130	(147)	277	328	(577)	905
Total interest-bearing liabilities	$287	$(1,136)	$1,423	$284	$(882)	$1,166

(1) Tax equivalent basis.
(2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$4,843	$12	0.26%	$433	$5	1.15%	$2,665	$139	5.22%
Interest-bearing deposits	12,337	15	0.12	6,560	130	1.98	1,929	99	5.13

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	44,367	1,854	4.18	38,532	1,963	5.09	50,392	2,554	5.07
Obligations of states and political subdivisions(1)	29,557	2,013	6.81	32,421	2,134	6.58	34,288	2,209	6.45
All other investment securities	2,138	189	8.84	2,168	193	8.90	2,839	251	8.84
Total investment securities	76,062	4,056	5.33	73,121	4,290	5.87	87,519	5,014	5.73

Loans, net of unearned income:
Demand, time and lease	8,132	399	4.91	6,082	390	6.41	4,788	448	9.36
Mortgage and construction	173,741	10,770	6.20	151,656	9,775	6.45	126,391	8,026	6.35
Installment and credit card	57,915	4,079	7.04	61,747	4,291	6.95	68,453	4,474	6.54
Total gross loans(2)	239,788	15,248	6.36	219,485	14,456	6.59	199,632	12,948	6.49
Allowance for credit losses	(2,037)			(1,479)			(1,766)
Total net loans	237,751	15,248	6.41	218,006	14,456	6.63	197,866	12,948	6.54
Total interest-earning assets	330,993	19,331	5.84	298,120	18,881	6.33	289,979	18,200	6.28
Cash and due from banks	4,488			7,891			8,862
Other assets	16,709			14,740			13,661
Total assets	$352,192			$320,751			$312,502

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$71,124	162	0.23%	$69,468	184	0.26%	$72,831	263	0.36%
Money market	14,363	57	0.40	13,751	62	0.45	15,918	103	0.65
Other time deposits	137,764	4,718	3.42	110,049	4,534	4.12	103,491	4,458	4.31
Total interest-bearing deposits	223,251	4,937	2.21	193,268	4,780	2.47	192,240	4,824	2.51
Short-term borrowed funds	262	0	0.02	2,209	51	2.31	2,294	119	5.19
Long-term borrowed funds	32,206	1,605	4.98	26,287	1,424	5.42	13,949	1,028	7.37
Total interest-bearing liabilities	255,719	6,542	2.56	221,764	6,255	2.82	208,483	5,971	2.86

Non-interest-bearing deposits	67,572			68,340			73,415
Other liabilitiesS	2,957			1,806			1,609
Stockholders’ equity	25,944			28,841			28,995
Total liabilities and equity	$352,192			$320,751			$312,502
Net interest income		$12,789			$12,626			$12,229
Net interest spread			3.28%			3.51%			3.42%
Net interest margin			4.29%			4.31%			4.39%

1  Tax equivalent basis.  The incremental tax rate applied was (13.45%) for 2009 and (104.7%) for 2008.
2  Non-accrual loans included in average balance.

Provision for Credit Losses.  During the year ended December 31, 2009, the Company made a provision of $2,442,976 for credit losses, compared to a provision of $1,145,649 and $50,000 for credit losses for the years ended December 31, 2008 and 2007, respectively.  The increase in the provision for credit losses for 2009 was due to net charge offs on installment loans of $711,000 (primarily made up of charge offs on indirect automobile loans of $647,000), adjustments to the risk factors for our loan loss reserve calculation, and due to additional specific reserves on impaired loans, as economic conditions deteriorated.  At December 31, 2009, the allowance for credit losses equaled 117.61% of non-accrual and past due loans compared to 224.42% and 188.27% at December 31, 2008 and 2007, respectively.  During the year ended December 31, 2009, the Company recorded net charge-offs of $892,000 compared to $728,000 and $285,000 in net charge-offs during the years ended December 31, 2008 and 2007, respectively.

Other Income.  Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on Bank owned life insurance (BOLI).  Other income increased from $2,050,587 in 2008 to $2,365,249 in 2009, a $314,662, or 15.34% increase. The increase was primarily due to an increase in gains on securities, partially offset by decreases in service charges and other fees and commissions.  Other income decreased from $2,157,292 in 2007 to $2,050,587 in 2008, a $106,705, or 4.95% decrease. The decrease was primarily due to a decrease in service charges and other fees and commissions, partially offset by gains on investment securities.

Other Expenses. Other expenses decreased from $13,102,341 in 2008 to $10,994,851 in 2009, a $2,107,490 or 16.08% decrease. This decrease, which consists of non-interest operating expenses, was primarily due to the write-down of one Fannie Mae and two Freddie Mac securities in the amount of $2,816,000 in 2008, offset by increases in salary and employee benefits and FDIC assessments in 2009. Other expenses increased from $10,433,019 in 2007 to $13,102,341 in 2008, a $2,669,322 or 25.59% increase. This increase, which consists of non-interest operating expenses, was primarily due to the write-down of the Fannie Mae and Freddie Mac securities mentioned above.  Lesser increases occurred in salaries and wages and occupancy costs, partially offset by decreases in employee benefits and furniture and equipment.

Income Taxes.  During the year ended December 31, 2009, the Company recorded an income tax benefit of $233,253, compared to an income tax benefit of $679,362 for the year ended December 31, 2008.  This decrease was primarily due to a tax benefit of $1,110,770 from the write-down of $2,816,000 for the Fannie Mae and Freddie Mac securities in 2008.  In addition to this, the amount of tax exempt income on municipal securities decreased and there was a larger amount contributed to provision for credit losses in 2009.  During the year ended December 31, 2008, the Company recorded an income tax benefit of $679,362, compared to an income tax expense of $758,340 for the year ended December 31, 2007.  This difference was primarily due to a tax benefit of $1,110,770 from the write-down of $2,816,000 for the Fannie Mae and Freddie Mac securities. In addition, in 2008 the amount of tax exempt income on municipal securities decreased and a larger amount was contributed to provision for credit losses.

Comparison of Financial Condition at December 31, 2009, 2008 and 2007

The Company’s total assets increased to $353,396,697 at December 31, 2009 from $332,502,215 at December 31, 2008.  The Company’s total assets increased to $332,502,215 at December 31, 2008 from $307,273,868 at December 31, 2007.

The Company’s net loan portfolio increased to $235,882,862 at December 31, 2009 compared to $235,132,621 at December 31, 2008 and $199,753,132 at December 31, 2007. The increase in the loan portfolio during the 2009 period is primarily due to an increase in commercial mortgages, purchase money mortgages, refinances, home equity and demand commercial secured loans. They were partially offset by a decline in indirect automobile loans and mortgage participations purchased besides a larger provision for credit losses.  The increase in the loan portfolio during the 2008 period is primarily due to an increase in refinanced mortgage loans, commercial and residential construction loans, demand commercial secured loans and mortgage participations purchased.  These were partially offset by a decline in indirect automobile loans and additional mortgage participations sold.

During 2009, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $84,462,605, a $26,513,960 or 45.75%, increase from $57,948,645 at December 31, 2008.  This increase is primarily attributable to a increase in mortgage backed securities and Government Agency collateralized mortgage obligations (CMO) partially offset by a decrease in U.S. Government Agencies and non-Maryland municipal securities.  During 2008, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $57,948,645, a $19,917,368 or 25.58%, decrease from $77,866,013 at December 31, 2007.  This decrease is primarily attributable to a decrease in mortgage backed securities.

Deposits as of December 31, 2009 totaled $294,357,837, an increase of $24,590,239, or 9.12%, from the $269,767,598 total as of December 31, 2008.  Deposits as of December 31, 2008 totaled $269,767,598, an increase of $16,850,832, or 6.66%, from the $252,916,766 total as of December 31, 2007.    Demand deposits as of December 31, 2009 totaled $67,807,699, a $4,268,940, or 6.72%, increase from $63,538,759 at December 31, 2008.  NOW and Super NOW accounts, as of December 31, 2009, increased by $1,273,739, or 6.04% from their 2008 level to $22,353,053. Money market accounts increased by $2,520,056, or 19.74%, from their 2008 level, to total $15,284,223 at December 31, 2009. Savings deposits increased by $2,576,600, or 5.63%, from their 2008 level, to $48,378,319 at December 31, 2009. Time deposits over $100,000 totaled $45,246,086 on December 31, 2009, an increase of $7,602,739, or 20.20% from December 31, 2008. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $95,288,457 on December 31, 2009, a $6,346,539 or 7.14% increase from December 31, 2008.

Total stockholders’ equity as of December 31, 2009 decreased by $2,759,130, or 9.89%, from the 2008 period.  The decrease was attributed to an increase in accumulated other comprehensive loss, net of tax, and the excess of the cash dividends paid and common stock shares repurchased and retired over the net income for 2009.  Total stockholders’ equity as of December 31, 2008 decreased by $1,827,902, or 6.15%, from the 2007 period.  The decrease was attributed to an increase in accumulated other comprehensive loss, net of tax, and the excess of the cash dividends paid and common stock shares repurchased and retired over the net income for 2008.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2009, the Bank has accrued $200,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2009.

	0-3 Months	Over 3 To 12 Months	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$10,742
Federal funds and overnight deposits	692	-	-	-	692
Securities	-	651	1,851	81,961	84,463
Loans	11,508	11,172	86,331	126,872	235,883
Fixed Assets	-	-	-	-	4,121
Other Assets	-	-	-	-	17,496

Total assets	$12,200	$11,823	$88,182	$208,833	$353,397

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$67,808
NOW accounts	22,353	-	-	-	22,353
Money market deposit accounts	15,284	-	-	-	15,284
Savings accounts	48,378	212	-	-	48,500
IRA accounts	5,988	10,969	21,674	819	39,450
Certificates of deposit	25,591	41,374	33,484	422	100,871
Other liabilities	-	-	-	-	28,737
Junior Subordinated Debenture	-	-	-	-	5,155
Stockholders’ equity	-	-	-	-	25,149

Total liabilities and Stockholders’ equity	$117,594	$52,555	$55,158	$1,241	$353,397

GAP	$(105,396)	$(40,732)	$33,024	$207,592
Cumulative GAP	(105,396)	(146,128)	(113,014)	94,578
Cumulative GAP as a % of total assets	(29.82%)	(41.35%)	(31.98%)	26.76%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model.  However, the Bank believes that the model is a prudent forecasting tool.  As of December 31, 2009, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-4.9%	-3.1%	0.6%	-1.6%
% Change in Economic Value of Equity	-16.1%	-8.2%	0.4%	-11.4%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2009, totaled $11,433,822, a decrease of $9,804,081 or 46.17%, from the December 31, 2008 total of $21,237,903.  This decrease was due to federal funds sold and interest-bearing deposits in FHLB.

As of December 31, 2009, the Bank was permitted to draw on a $70.85 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and agency securities.  As of December 31, 2009, a $7 million long-term convertible advance was outstanding under this line.  There was also a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017.) There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018.  This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018.  This advance has a 3.344% rate of interest and is callable quarterly, starting August 22, 2011. In addition the Bank has unsecured lines of credit totaling $9 million from a commercial bank on which there is no outstanding balances at December 31, 2009.  Furthermore, on September 7, 2000, the Company issued $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures to Glen Burnie Statutory Trust I, a Connecticut statutory trust wholly owned by the Company.  The Trust, in turn, issued $5,000,000 of its 10.6% capital securities to institutional investors.  The debentures are scheduled to mature on September 7, 2030, unless called by the Company not earlier than September 7, 2010.  As of December 31, 2009, the full $5,155,000 was outstanding.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital.  At December 31, 2009, the Company was in compliance with these requirements with a leverage ratio of 8.68%, a Tier 1 risk-based capital ratio of 13.23% and total risk-based capital ratio of 14.49%.  At December 31, 2009, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

In August 2009 the FASB amended Topic 820 – Fair Value Measurements and Disclosures by issuance of ASU No. 2009-05.  The update addresses measuring liabilities at fair value.  The update provides clarification that in circumstances in which a quoted price is an active market for the identical liability is not available, other specified  techniques may be used to measure fair value.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06- Fair Value Measurements and Disclosures amending Topic 820.  The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs.  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 7 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 14(a) of this Annual Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).	CONTROLS AND PROCEDURES

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

 Management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Principal Holders Thereof” and “Securities Ownership of Management” in the Proxy Statement.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section captioned “Election of Directors” and “Transactions with Management” in the Proxy Statement.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Authorization for Appointment of Auditors – Disclosure of Independent Auditor Fees” in the Proxy Statement.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
23	Consent of TGM Group LLC
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 12, 2010	By:	/s/ Michael G. Livingston
Michael G. Livingston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Livingston	President, Chief Executive Officer	March 12, 2010
Michael G. Livingston	and Director

/s/ F. William Kuethe, Jr.	President Emeritus and Director	March 12, 2010
F. William Kuethe, Jr.

/s/ John E. Porter	Senior Vice President and Chief	March 12, 2010
John E. Porter	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 12, 2010
John E. Demyan

/s/ Shirley E. Boyer	Director	March 12, 2010
Shirley E. Boyer

/s/ Thomas Clocker	Director	March 12, 2010
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 12, 2010
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 12, 2010
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 12, 2010
Charles Lynch

/s/ Edward L. Maddox	Director	March 12, 2010
Edward L. Maddox

/s/ William N. Scherer, Sr.	Director	March 12, 2010
William N. Scherer, Sr.

/s/ Karen B. Thorwarth	Director	March 12, 2010
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 12, 2010
Mary Lou Wilcox

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2009, 2008, and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended.  Glen Burnie Bancorp and subsidiaries’ management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2009, 2008, and 2007, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Salisbury, Maryland
March 12, 2010

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2009	2008	2007

Assets
Cash and due from banks	$6,993,811	$6,960,377	$8,220,582
Interest-bearing deposits in other financial institutions	3,748,387	7,883,816	5,847,562
Federal funds sold	691,624	6,393,710	726,916
Cash and cash equivalents	11,433,822	21,237,903	14,795,060
Investment securities available for sale, at fair value	84,462,605	57,948,645	77,182,181
Investment securities held to maturity (fair value
2007 $726,193)	-	-	683,832
Federal Home Loan Bank stock, at cost	1,858,300	1,767,600	1,381,900
Maryland Financial Bank stock, at cost	100,000	100,000	100,000
Common stock in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Ground rents, at cost	184,900	184,900	202,900
Loans, less allowance for credit losses
2009 $3,572,528; 2008 $2,021,690; 2007 $1,604,491;	235,882,862	235,132,621	199,753,132
Premises and equipment, at cost, less accumulated depreciation	4,120,597	3,099,448	3,087,908
Accrued interest receivable on loans and investment securities	1,626,792	1,680,392	1,508,640
Deferred income tax benefits	3,129,435	2,286,483	453,512
Other real estate owned	25,000	550,000	50,000
Cash value of life insurance	7,702,656	7,434,573	7,161,403
Other assets	2,714,728	924,650	758,400

Total assets	$353,396,697	$332,502,215	$307,273,868

Liabilities and Stockholders' Equity

Liabilites:
Deposits:
Noninterest-bearing	$67,807,699	$63,538,759	$68,760,373
Interest-bearing	226,550,138	206,228,839	184,156,393
Total deposits	294,357,837	269,767,598	252,916,766
Short-term borrowings	81,290	629,855	502,529
Long-term borrowings	27,033,711	27,071,712	17,107,135
Junior subordinated debentures owed to unconsolidated
subsidiary trust	5,155,000	5,155,000	5,155,000
Dividends payable	230,285	385,794	385,010
Accrued interest payable on deposits	112,599	139,579	134,274
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518
Other liabilities	1,105,335	1,272,907	1,165,482
Total liabilities	328,247,575	304,593,963	277,537,714

Commitments and contingencies

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding 2009 2,683,015 shares;
2008 2,967,727 shares; 2007 2,484,465 shares;	2,683,015	2,967,727	2,498,465
Surplus	9,190,911	11,568,241	11,921,129
Retained earnings	14,311,508	14,129,637	15,750,156
Accumulated other comprehensive loss, net of tax	(1,036,312)	(757,353)	(433,596)
Total stockholders' equity	25,149,122	27,908,252	29,736,154

Total liabilities and stockholders' equity	$353,396,697	$332,502,215	$307,273,868

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2009	2008	2007

Interest income on:
Loans, including fees	$15,248,717	$14,456,017	$13,326,693
U.S. Government agency securities	1,854,201	1,962,553	2,553,527
State and municipal securities	1,308,116	1,410,676	1,451,540
Corporate trust preferred securities	189,012	192,749	250,526
Federal funds sold	12,428	5,034	139,075
Other	31,823	149,007	115,895
Total interest income	18,644,297	18,176,036	17,837,256

Interest expense on:
Deposits	4,937,282	4,780,185	4,824,425
Short-term borrowings	49	50,567	119,101
Long-term borrowings	1,058,749	877,101	481,092
Junior subordinated debentures	546,430	546,180	546,430
Total interest expense	6,542,510	6,254,033	5,971,048

Net interest income	12,101,787	11,922,003	11,866,208

Provision for credit losses	2,442,976	1,145,649	50,000

Net interest income after provision for credit losses	9,658,811	10,776,354	11,816,208

Other income:
Service charges on deposit accounts	693,725	737,070	814,392
Other fees and commissions	817,559	849,417	953,873
Gains on investment securities, net	585,882	190,930	120,079
Income on life insurance	268,083	273,170	268,948
Total other income	2,365,249	2,050,587	2,157,292

Other expenses:
Salaries and wages	4,792,480	4,694,461	4,623,067
Employee benefits	1,503,848	1,525,023	1,702,535
Occupancy	871,081	903,976	886,345
Furniture and equipment	761,462	754,191	844,147
Impairment loss on investment securities	76,779	2,816,000	-
Other expenses	2,989,201	2,408,690	2,376,925
Total other expenses	10,994,851	13,102,341	10,433,019

Income (loss) before income taxes (benefits)	1,029,209	(275,400)	3,540,481

Federal and state income taxes (benefits)	(233,253)	(679,362)	758,340

Net income	$1,262,462	$403,962	$2,782,141

Basic and diluted earnings per share of common stock	$0.46	$0.14	$0.93

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2009	2008	2007

Net income	$1,262,462	$403,962	$2,782,141

Other comprehensive loss, net of tax
Unrealized holding gains (losses) arising during the
period (net of deferred taxes (benefits) 2009 $18,260;
2008 ($1,264,081); 2007 ($23,422))	27,648	(1,913,998)	(37,231)
Reclassification adjustment for impairment loss included
in net income (net of deferred tax benefits 2009 $30,539;
2008 $1,110,771)	46,240	1,705,229	-
Reclassification adjustment for gains included in net
income (net of deferred taxes 2009 $233,034;
2008 $75,942; 2007 $50,237)	(352,847)	(114,988)	(79,842)
Total other comprehensive loss	(278,959)	(323,757)	(117,073)

Comprehensive income	$983,503	$80,205	$2,665,068

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2009, 2008, and 2007

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders'
	Shares	Par Value	Surplus	Earnings	Loss	Equity

Balances, December 31, 2006	2,484,633	$2,484,633	$11,719,907	$14,312,496	$(316,523)	$28,200,513

Net income	-	-	-	2,782,141	-	2,782,141
Cash dividends, $.45 per share	-	-	-	(1,344,481)	-	(1,344,481)
Dividends reinvested under dividend
reinvestment plan	12,791	12,791	187,668	-	-	200,459
Shares issued under employee stock
purchase plan	1,041	1,041	13,554	-	-	14,595
Other comprehensive loss, net of tax	-	-	-	-	(117,073)	(117,073)

Balances, December 31, 2007	2,498,465	2,498,465	11,921,129	15,750,156	(433,596)	29,736,154

Net income	-	-	-	403,962	-	403,962
Cummulative effect of adoption
of EITF 06-04	-	-	-	(179,794)	-	(179,794)
Shares repurchased and retired	(50,300)	(50,300)	(526,939)	-	-	(577,239)
Cash dividends, $.45 per share	-	-	-	(1,345,128)	-	(1,345,128)
Dividends reinvested under dividend
reinvestment plan	20,003	20,003	174,051	-	-	194,054
Stock split effected in form of 20%
stock dividend	499,559	499,559	-	(499,559)	-	-
Other comprehensive loss, net of tax	-	-	-	-	(323,757)	(323,757)

Balances, December 31, 2008	2,967,727	2,967,727	11,568,241	14,129,637	(757,353)	27,908,252

Net income	-	-	-	1,262,462	-	1,262,462
Shares repurchased and retired	(305,083)	(305,083)	(2,530,626)	-	-	(2,835,709)
Cash dividends, $.45 per share	-	-	-	(1,080,591)	-	(1,080,591)
Dividends reinvested under dividend
reinvestment plan	20,371	20,371	153,296	-	-	173,667
Other comprehensive loss, net of tax	-	-	-	-	(278,959)	(278,959)

Balances, December 31, 2009	2,683,015	$2,683,015	$9,190,911	$14,311,508	$(1,036,312)	$25,149,122

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2009	2008	2007

Cash flows from operating activities:
Net income	$1,262,462	$403,962	$2,782,141
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation, amortization, and accretion	652,780	421,229	496,172
Provision for credit losses	2,442,976	1,145,649	50,000
Deferred income (benefits) taxes, net	(658,719)	(1,605,603)	(87,720)
Gains on disposals of assets, net	(569,428)	(173,393)	(119,652)
Impairment losses on investment securities	76,779	2,816,000	-
Income on investment in life insurance	(268,083)	(273,170)	(268,948)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	53,600	(171,752)	118,793
(Increase) decrease in other assets	(1,838,514)	(118,962)	106,163
(Decrease) increase in accrued interest payable	(26,980)	5,305	(11,368)
Decrease in other liabilities	(167,572)	(72,369)	(21,890)

Net cash provided by operating activities	959,301	2,376,896	3,043,691

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	7,612,135	4,402,208	7,301,634
Maturities of other available for sale investment securities	-	-	300,000
Sales of held to maturity debt securities	-	684,100	-
Sales of available for sale debt securities	24,920,635	25,977,280	17,889,342
Purchases of available for sale mortgage-backed securities	(54,787,147)	(981,811)	-
Purchases of other available for sale investment securities	(4,456,293)	(13,318,481)	(6,907,162)
Purchase of FHLB stock	(90,700)	(385,700)	(453,900)
Increase in loans, net	(3,193,217)	(36,525,138)	(6,466,528)
Proceeds from sales of other real estate	548,994	50,000	-
Purchases of other real estate	(25,000)	(550,000)	-
Purchases of premises and equipment	(1,398,320)	(501,717)	(128,452)

Net cash (used) provided by investing activities	(30,868,913)	(21,149,259)	11,534,934

Cash flows from financing activities:
Increase (decrease) in noninterest-bearing deposits, NOW
accounts, money market accounts, and savings accounts, net	4,268,940	(5,221,614)	(5,968,925)
Increase (decrease) in time deposits, net	20,321,299	22,072,446	(15,947,766)
(Decrease) increase in short-term borrowings	(548,565)	127,326	(42,820)
Proceeds from long-term borrowings	-	10,000,000	10,000,000
Repayments of long-term borrowings	(38,001)	(35,423)	(33,035)
Cash dividends paid	(1,236,100)	(1,344,344)	(1,326,051)
Common stock dividends reinvested	173,667	194,054	200,459
Repurchase and retirement of common stock	(2,835,709)	(577,239)	-
Issuance of common stock	-	-	14,595

Net cash provided (used) by financing activities	20,105,531	25,215,206	(13,103,543)

(Decrease) increase in cash and cash equivalents	(9,804,081)	6,442,843	1,475,082

Cash and cash equivalents, beginning of year	21,237,903	14,795,060	13,319,978

Cash and cash equivalents, end of year	$11,433,822	$21,237,903	$14,795,060

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2009	2008	2007

Supplementary Cash Flow Information:
Interest paid	$6,569,490	$6,248,728	$5,982,416
Income taxes paid	1,125,000	600,000	886,156
Total increase in unrealized depreciation
on available for sale securities	(463,192)	(551,125)	(190,732)

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

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Subsequent Events:

Glen Burnie Bancorp (“Bancorp”) and its subsidiaries have evaluated subsequent events through the date of issuance of the financial data included herein, March 12, 2010.

Principles of Consolidation:

The consolidated financial statements include the accounts of Glen Burnie Bancorp and its subsidiaries, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate.  Intercompany balances and transactions have been eliminated.  The Parent Only financial statements (see Note 20) of the Company account for the subsidiaries using the equity method of accounting.

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

Accounting Standards Codification:

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective for interim and annual periods ending after September 15, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literatures.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

Other Securities:

Federal Home Loan Bank (“FHLB”) and Maryland Financial Bank (“MFB”) stocks are equity interests that do not necessarily have readily determinable fair values for purposes of the ASC Topic 320, formerly, Statement of Financial Accounting Standards (“SFAS”) No 115, Accounting for Certain Investments in Debt and Equity Securities, because their ownership is restricted and they lack a market.  FHLB stock can be sold back only at its par value of $100 per share and only to the FHLB or another member institution.

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

The allowance for loan losses typically consists of an allocated component and an unallocated component.  The components of the allowance for loan losses represent an estimation done pursuant to either ASC Topic 450, formerly SFAS No 5, Accounting for Contingencies, or ASC Topic 310, formerly SFAS No 114, Accounting by Creditors for Impairment of a Loan.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification.  The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off.  The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience.  The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models.  The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.  At December 31, 2009, there was no unallocated component of the allowance reflected in the allowance for credit losses.

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

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans.  The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired.  Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expenses of operation are included in other income or expenses.  Gains and losses realized from the sale of OREO are included in other income or expenses.  Loans converted to OREO through foreclosure proceedings totaled $25,000 and $550,000 for the years ended December 31, 2009 and 2008, respectively.  No loans were converted to OREO in 2007.  The Bank financed no sales of OREO for 2009, 2008, or 2007.

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

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset.  As of December 31, 2009, 2008, and 2007, certain loans existed which management considered impaired (See Note 4).  During the years ended December 31, 2009 and 2008, management deemed certain investment securities were impaired and recorded an impairment loss on these securities (See Note 3).

Income Taxes:

The provision for Federal and state income taxes is based upon the results of operations, adjusted for tax-exempt income.  Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

Temporary differences which give rise to deferred tax benefits relate principally to accrued deferred compensation, accumulated impairment losses on investment securities, allowance for credit losses, unused alternative minimum tax credits, net unrealized depreciation on investment securities available for sale, accumulated depreciation, and reserve for unfunded commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies (continued)

Accounting for Stock Options:

The Company follows ASC Topic 718, formerly SFAS No. 123R, Share-Based Payments, for accounting and reporting for stock-based compensation plans.  ASC Topic 718 defines a fair value at grant date based method of accounting for measuring compensation expense for stock-based plans to be recognized in the statement of income.

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

Note 2.  Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities.  Such reserves averaged approximately $5,026,000, $4,781,000, and $5,368,000 during the years ended December 31, 2009, 2008, and 2007, respectively.

Note 3.  Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$3,180,360	$14,060	$135,330	$3,059,090
State and municipal	30,073,170	335,146	664,647	29,743,669
Corporate trust preferred	2,080,282	33,521	1,102,874	1,010,929
Mortgage-backed	50,849,527	368,642	569,252	50,648,917

	$86,183,339	$751,369	$2,472,103	$84,462,605

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$8,686,877	$191,455	$140,280	$8,738,052
State and municipal	31,466,012	235,128	979,935	30,721,205
Corporate trust preferred	2,168,928	-	971,426	1,197,502
Mortgage-backed	16,884,368	413,682	6,164	17,291,886

	$59,206,185	$840,265	$2,097,805	$57,948,645

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale:
U.S. Government agencies	$8,489,126	$44,593	$761,906	$7,771,813
State and municipal	31,627,159	272,449	164,764	31,734,844
Corporate trust preferred	2,167,271	253,283	-	2,420,554
Mortgage-backed	35,605,038	110,145	460,213	35,254,970

	$77,888,594	$680,470	$1,386,883	$77,182,181

Held to maturity:
State and municipal	$683,832	$42,361	$-	$726,193

	$683,832	$42,361	$-	$726,193

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 are as follows:

Securities available for sale:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$1,076,590	$103,770	$968,440	$31,560	$2,045,030	$135,330
State and Municipal	6,126,763	205,869	3,328,682	458,778	9,455,445	664,647
Corporate trust preferred	-	-	25,091	1,102,874	25,091	1,102,874
Mortgaged-backed	31,403,867	569,252	-	-	31,403,867	569,252

	$38,607,220	$878,891	$4,322,213	$1,593,212	$42,929,433	$2,472,103

At December 31,2009, the Company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior notes with a Fitch credit rating of B, which is included in the securities described above.  The market for these securities at December 31, 2009 was not active and markets for similar securities were also not active.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.  Therefore, a low market price for a particular security may only provide evidence of stress in the credit markets overall rather than being an indicator of credit problems with a particular issuer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

During 2009, the Company took a write down of $76,779 on these securities to bring the book value into alignment with the current and performing principal balance outstanding, which we considered to be a prudent action to take in the current environment based on defaults by three of the twenty-nine financial institutions in the pool.  In addition, cash flow testing was performed by an unrelated third party in order to measure the extent of other-than-temporary-impairment (“OTTI”).  This testing, assumed a 15% recovery with a two year lag on two of the previously defaulting financial institutions, with future defaults on the currently performing financial institutions of 150 basis points applied annually with no future recovery.  This testing resulted in a net present value of $1,142,047, compared to the book value of $1,127,965 at December 31, 2009.

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

As of December 31, 2009, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On December 31, 2009, the Bank held 13 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgaged-backed securities.  The Bank has no mortgaged-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

Contractual maturities of investment securities at December 31, 2009, 2008, and 2007 are shown below.  Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association.  Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2009	Cost	Value	Cost	Value

Due within one year	$649,998	$650,982
Due over one to five years	1,825,146	1,850,726
Due over five to ten years	565,946	571,123
Due over ten years	32,292,722	30,740,857
Mortgage-backed, due in monthly installments	50,849,527	50,648,917

	$86,183,339	$84,462,605

December 31, 2008

Due within one year	$-	$-
Due over one to five years	4,577,077	4,560,487
Due over five to ten years	5,563,224	5,685,637
Due over ten years	32,181,516	30,410,635
Mortgage-backed, due in monthly installments	16,884,368	17,291,886

	$59,206,185	$57,948,645

December 31, 2007

Due within one year	$1,000,000	$996,094	$-	$-
Due over one to five years	9,638,992	9,635,177	-	-
Due over five to ten years	4,089,402	4,068,131	-	-
Due over ten years	27,555,162	27,227,809	683,832	726,193
Mortgage-backed, due in monthly installments	35,605,038	35,254,970	-	-

	$77,888,594	$77,182,181	$683,832	$726,193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

Proceeds from sales of available for sale securities prior to maturity totaled $24,920,635, $25,977,280, and $17,889,342 for the years ended December 31, 2009, 2008, and 2007, respectively.  The Bank realized gains of $600,696 and losses of $14,815 on those sales for 2009.  The Bank realized gains of $195,780 and losses of $4,850 on those sales for 2008.  The Bank realized gains of $230,038 and losses of $109,959 on those sales for 2007.  Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade.  Income tax expense relating to net gains on sales of investment securities totaled $233,034, $75,942, and $47,761 for the years ended December 31, 2009, 2008, and 2007, respectively.

In July 2008, the Company sold its remaining two positions in securities classified as held to maturity.  Inasmuch as these positions were liquidated prior to maturity in a manner which did not meet the prescribed requirements of ASC Topic 320, the Company may be precluded for a period of time from classifying any securities positions as held to maturity.

The Bank has no derivative financial instruments required to be disclosed under ASC Topic 815, formerly SFAS No. 149, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4.  Loans

Major categories of loans are as follows:

	2009	2008	2007
Mortgage:
Residential	$95,683,441	$87,707,878	$76,780,857
Commercial	79,845,030	76,152,837	47,842,942
Construction and land development	1,742,515	6,589,673	5,876,285
Demand and time	9,800,625	6,974,607	5,184,349
Installment	53,222,692	60,593,752	66,490,020
	240,294,303	238,018,747	202,174,453
Unearned income on loans	(838,913)	(864,436)	(816,830)
	239,455,390	237,154,311	201,357,623
Allowance for credit losses	(3,572,528)	(2,021,690)	(1,604,491)

	$235,882,862	$235,132,621	$199,753,132

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank.  The Bank’s installment loan portfolio included approximately $37,092,000, $43,970,000, and $49,260,000 of such loans at December 31, 2009, 2008, and 2007, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland.  Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectibility or present other unfavorable terms.  At December 31, 2009, 2008, and 2007, the amounts of such loans outstanding totaled $5,137,397, $4,344,974, and $4,009,224, respectively.  During 2009, loan additions and repayments totaled $1,112,700 and $320,277, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans (continued)

The allowance for credit losses is as follows:

	2009	2008	2007

Balance, beginning of year	$2,021,690	$1,604,491	$1,839,094
Provision for credit losses	2,442,976	1,145,649	50,000
Recoveries	395,584	352,933	305,841
Loans charged off	(1,287,722)	(1,081,383)	(590,444)

Balance, end of year	$3,572,528	$2,021,690	$1,604,491

Loans on which the accrual of interest has been discontinued totaled $3,016,727, $866,912, and $212,416 at December 31, 2009, 2008, and 2007, respectively.  Interest that would have been accrued under the terms of these loans totaled $105,365, $29,807, and $20,037 for the years ended December 31, 2009, 2008, and 2007, respectively.  Loans past due 90 days or more and still accruing interest totaled $0, $22,551 and $639,982 at December 31, 2009, 2008 and 2007, respectively.

Information regarding loans classified by the Bank as impaired is summarized as follows:

	2009	2008	2007
Loans classified as impaired with a valuation allowance	$9,513,637	$1,387,043	$212,416
Allowance for credit losses on impaired loans	2,187,699	629,036	159,312
Average balance of impaired loans	10,111,516	1,458,245	95,605

Following is a summary of cash receipts on impaired loans and how they were applied:

Cash receipts applied to reduce principal balance	$2,604,832	$131,730	$-
Cash receipts recognized as interest income	380,190	41,062	-

Total cash receipts	$2,985,022	$172,792	$-

At December 31, 2009, the recorded investment in new troubled debt restructurings totaled $86,707.  The allowance for credit losses relating to troubled debt restructurings totaled $954 at December 31, 2009.  The average recorded investment in troubled debt restructurings totaled $100,747 for the year ended December 31, 2009.  The Bank recognized $7,552 in interest income on troubled debt restructurings for cash payments received in 2009.  All prior investments in troubled debt were performing under the terms of the modified agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2009	2008	2007

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	5,864,145	4,796,309	4,738,733
Equipment and fixtures	5-30 years	5,093,759	5,056,015	5,450,210
Construction in progress		322	121,973	60,226
		11,643,203	10,659,274	10,934,146
Accumulated depreciation		(7,522,606)	(7,559,826)	(7,846,238)

		$4,120,597	$3,099,448	$3,087,908

Depreciation expense totaled $334,465, $347,040, and $412,198 for the years ended December 31, 2009, 2008, and 2007, respectively.  Amortization of software and intangible assets totaled $75,694, $96,312, and $109,797 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Bank leases its Severna Park and Linthicum branches.  Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2012.  Minimum lease obligations under the Linthicum branch are $104,335 per year through December 2014, adjusted annually on a pre-determined basis, with one ten year extension option.  The Bank is also required to pay all maintenance costs under all these leasing arrangements.  Rent expense totaled $227,479, $257,467, and $252,087 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 6.  Short-term borrowings

Short-term borrowings are as follows:

	2009	2008	2007

Notes payable - U.S. Treasury	$81,290	$629,855	$502,529

Notes payable to the U.S. Treasury represents Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank.  The Bank pays interest on these balances at or below the Federal funds rate.  This arrangement is secured by investment securities with an amortized cost of approximately $1,000,000 over each of the years ended December 31, 2009, 2008, and 2007.

The Bank owned 18,583 shares of common stock of the FHLB at December 31, 2009.  The Bank is required to maintain an investment of .2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments.  The credit available under this facility is determined at 20% of the Bank’s total assets, or approximately $70,850,000 at December 31, 2009.  Long-term advances totaled $27,000,000 under this credit arrangement at December 31, 2009 (see Note 7).  This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio.  Average short-term borrowings under this facility approximated $11,000, $1,924,000 and $1,616,000 for 2009, 2008, and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Short-term borrowings (continued)

The Bank also has available $9,000,000 in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary.  No outstanding borrowings existed under this credit arrangement at December 31, 2009, 2008, and 2007.

Note 7.  Long-term Borrowings

Long-term borrowings are as follows:

	2009	2008	2007

Federal Home Loan Bank of Atlanta, convertible advances	$27,000,000	$27,000,000	$17,000,000
Mortgage payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through October 2010, secured by real estate	33,711	71,712	107,135

	$27,033,711	$27,071,712	$17,107,135

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

At December 31, 2009, the scheduled maturities of long-term borrowings are approximately as follows:

2009

2010	$7,034,000
2015 and thereafter	20,000,000

$27,034,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Junior Subordinated Debentures owed to Unconsolidated Subsidiary Trust

The Bancorp sponsored a trust, Glen Burnie Statutory Trust I, of which 100% of the common equity is owned by the Company.  The trust was formed for the purpose of issuing Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the debentures).  The debentures held by the trust are the sole assets of that trust.  Distributions on the capital securities issued by the trust are payable semi-annually at a 10.6% rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The debentures held by the trust carry non-call provisions over the first 10 year period, and a declining 10 year premium call thereafter.  Both the capital securities of the statutory trust and the junior subordinated debentures are scheduled to mature on September 7, 2030, unless called by the Bancorp not earlier than September 7, 2010. It is management’s intention to call these securities in September 2010.

Despite the fact that the Trust I is not included in the Company’s consolidated financial statements, the trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of the Company for regulatory capital purposes.  Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The current quantitative limits do not preclude the Company from including the $5.0 million in trust preferred securities outstanding in Tier 1 capital.

Note 9.  Deposits

Major classifications of interest-bearing deposits are as follows:

	2009	2008	2007

NOW and SuperNOW	$22,353,053	$21,079,314	$23,154,540
Money Market	15,284,223	12,764,167	12,948,342
Savings	48,378,319	45,801,719	47,381,613
Certificates of Deposit, $100,000 or more	31,576,905	27,882,777	20,654,230
Other time deposits	108,957,638	98,700,862	80,017,668

	$226,550,138	$206,228,839	$184,156,393

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Deposits (continued)

Interest expense on deposits is as follows:

	2009	2008	2007

NOW and SuperNOW	$27,702	$30,618	$47,885
Money Market	57,280	62,475	103,472
Savings	134,607	153,301	214,998
Certificates of Deposit, $100,000 or more	1,063,174	976,446	915,889
Other time deposits	3,654,519	3,557,345	3,542,181

	$4,937,282	$4,780,185	$4,824,425

At December 31, 2009, the scheduled maturities of time deposits are approximately as follows:

2009

2010	$84,136,000
2011	25,662,000
2012	7,061,000
2013	15,312,000
2014	7,123,000
2015 and thereafter	1,241,000

$140,535,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2,215,000, $2,611,000, and $2,213,000 at December 31, 2009, 2008, and 2007, respectively.

The Bank had no brokered deposits at December 31, 2009, 2008, and 2007.

Note 10.  Income Taxes

The components of income tax expense for the years ended December 31, 2009, 2008, and 2007 are    as follows:

	2009	2008	2007
Current:
Federal	$268,693	$655,129	$646,449
State	156,773	271,112	199,611

Total current	425,466	926,241	846,060
Deferred income taxes (benefits):
Federal	(509,545)	(1,275,873)	(80,277)
State	(149,174)	(329,730)	(7,443)

Total deferred	(658,719)	(1,605,603)	(87,720)

Income tax (benefit) expense	$(233,253)	$(679,362)	$758,340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007

Income (loss) before income tax (benefit) expense	$1,029,209	$(275,400)	$3,540,481

Taxes computed at Federal income tax rate	$349,925	$(93,636)	$1,203,764
Increase (decrease) resulting from:
Tax-exempt income	(502,488)	(547,038)	(581,208)
State income taxes, net of Federal income tax benefit	(80,690)	(38,688)	126,832
Other	-	-	8,952

Income tax (benefit) expense	$(233,253)	$(679,362)	$758,340

The relationship between pre-tax loss and income tax benefits for 2008 is affected by increased deferred tax benefits attributable to tax methodologies utilized for loan loss provisions.

The components of the net deferred income tax benefits as of December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007

Deferred income tax benefits:
Accrued deferred compensation	$90,594	$82,049	$-
Impairment loss on investment securities	1,072,662	1,110,771	-
Allowance for credit losses	1,206,604	563,737	80,300
Nonaccrual interest	11,849	-	-
Alternative minimum tax credits	-	66,371	94,642
Net unrealized depreciation on investment securities available for sale	684,422	500,186	272,816
Accumulated depreciation	35,692
Reserve for unfunded commitments	78,890	78,890	78,890
Total deferred income tax benefits	3,180,713	2,402,004	526,648

Deferred income tax liabilities:
Accumulated depreciation	-	41,113	15,769
Accumulated securities discount accretion	51,278	74,408	57,367
Total deferred income tax liabilities	51,278	115,521	73,136

Net deferred income tax benefits	$3,129,435	$2,286,483	$453,512

Management has determined that no valuation allowance is required as it believes it is more likely then not that all of the deferred tax assets will be fully realizable in the future.  At December 31, 2009, 2008, and 2007, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees.  Annual contributions, included in employee benefit expense, totaled $231,538, $220,000 and $201,321 for the years ended December 31, 2009, 2008 and 2007, respectively.  The Bank is also making additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of a prior defined benefit pension plan.  These additional contributions, also included in employee benefit expense, totaled $26,992, $33,452, and $37,105 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors.  The plan covers substantially all employees.  The Bank’s contributions to the plan, included in employee benefit expense, totaled $200,858, $116,027, and $340,254 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 12.  Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies.  Cash value totaled $7,702,656, $7,434,573, and $7,161,403 at December 31, 2009, 2008, and 2007, respectively.  Income on their insurance investment totaled $268,083, $273,170, and $268,948 for 2009, 2008, and 2007, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees.  Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 13.  Other Operating Expenses

Other operating expenses include the following:

	2009	2008	2007

Professional services	$489,485	$485,685	$479,877
Stationery, printing and supplies	189,446	214,815	225,709
Postage and delivery	162,782	187,017	222,642
FDIC assessment	549,716	35,544	31,605
Directors fees and expenses	200,765	198,939	210,097
Marketing	246,947	255,921	236,917
Data processing	82,743	100,562	109,797
Correspondent bank services	87,249	60,706	95,407
Telephone	173,550	160,242	157,811
Liability insurance	67,264	71,497	67,959
Losses and expenses on real estate owned (OREO)	64,790	8,343	2,905
Other ATM expense	155,818	232,670	242,429
Other	518,646	396,749	293,770

	$2,989,201	$2,408,690	$2,376,925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Commitments and Contingencies

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2009	2008	2007
Loan commitments:
Construction and land development	$1,155,200	$400,000	$-
Other mortgage loans	2,270,000	2,590,000	685,000

	$3,425,200	$2,990,000	$685,000
Unused lines of credit:
Home-equity lines	$6,404,113	$6,395,182	$7,507,778
Commercial lines	11,335,335	13,380,292	18,335,771
Unsecured consumer lines	805,479	785,487	815,960

	$18,544,927	$20,560,961	$26,659,509

Letters of credit:	$79,250	$196,530	$197,000

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2009, the Bank has accrued $200,000 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.

Retained earnings from which dividends may not be paid without prior approval totaled approximately
$13,813,000, $12,430,000, and $11,363,000 at December 31, 2009, 2008, and 2007, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Stock repurchase program:

In February 2008, the Company instituted a Stock Repurchase Program which expired in December 2009.  Under the program, as extended and increased, the Company could spend up to $4,127,309 to repurchase its outstanding stock.  The repurchases may be made from time to time at a price not to exceed $12.50 per share.  During 2009, the Company repurchased 305,083 shares at an average price of $9.29.  During 2008, the Company repurchased 50,300 shares at an average price of $11.48.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below.  As determined under ASC Topic 718 utilizing the Black-Scholes option pricing model, management of the Company has not recorded any compensation expense for options issued during the year ended December 31, 2007, as there would be no material impact in the reported net income.  There were no options issued during the years ended December 31, 2009 and 2008.

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

At December 31, 2009, shares of common stock reserved for issuance under the plan totaled 48,011.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Stockholders’ Equity (continued)

During 2009, 2008, and 2007, shares of common stock purchased under the plan totaled 20,371, 20,003, and 12,791, respectively.  At December 31, 2009, shares of common stock reserved for issuance under the plan totaled 125,473.

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

There was no activity under this plan for the years ended December 31, 2009, 2008, and 2007.

At December 31, 2009, shares of common stock reserved for issuance under the plan totaled 313,919.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2009, 2008, and 2007, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Stockholders’ Equity (continued)

A comparison of capital as of December 31, 2009, 2008, and 2007 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total Capital
(to Risk Weighted Assets)
Company	$34,048,000	14.5%	$18,798,000	8.0%	N/A
Bank	33,745,000	14.4%	18,786,000	8.0%	$23,483,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	31,100,000	13.2%	9,403,000	4.0%	N/A
Bank	30,799,000	13.1%	9,390,000	4.0%	14,085,000	6.0%

Tier I Capital
(to Average Assets)
Company	31,100,000	8.9%	14,041,000	4.0%	N/A
Bank	30,799,000	8.7%	14,193,000	4.0%	14,741,000	5.0%

As of December 31, 2008
Total Capital
(to Risk Weighted Assets)
Company	$35,687,000	14.9%	$19,122,000	8.0%	N/A
Bank	35,707,000	15.0%	19,107,000	8.0%	$23,884,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	33,665,000	14.1%	9,564,000	4.0%	N/A
Bank	33,485,000	14.0%	9,553,000	4.0%	14,330,000	6.0%

Tier I Capital
(to Average Assets)
Company	33,665,000	10.5%	12,825,000	4.0%	N/A
Bank	33,485,000	10.2%	13,196,000	4.0%	16,495,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total Capital
(to Risk Weighted Assets)
Company	$36,774,000	17.6%	$16,744,000	8.0%	N/A
Bank	36,592,000	17.5%	16,728,000	8.0%	$20,910,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	35,170,000	16.8%	8,374,000	4.0%	N/A
Bank	34,788,000	16.6%	8,363,000	4.0%	12,544,000	6.0%

Tier I Capital
(to Average Assets)
Company	35,170,000	11.3%	12,494,000	4.0%	N/A
Bank	34,788,000	11.3%	12,271,000	4.0%	15,339,000	5.0%

Note 16.  Earnings Per Common Share

Earnings per common share are calculated as follows:

	2009	2008	2007
Basic:
Net income	$1,262,462	$403,962	$2,782,141
Weighted average common shares outstanding	2,734,524	2,981,124	2,988,796
Basic net income per share	$0.46	$0.14	$0.93
Diluted earnings per share calculations were not required for 2009, 2008, and 2007 as there were no options outstanding at December 31, 2009, 2008, and 2007.

In January 2008, the Company declared a six for five stock split effected in the form of a 20% stock dividend.

Note 17.  Fair Values of Financial Instruments

ASC Topic 825, Disclosure about Fair Value of Financial Instruments, formerly SFAS No. 107, requires the disclosure of the estimated fair values of financial instruments.  Quoted market prices, where available, are shown as estimates of fair values.  Because no quoted market prices are available or a significant part of the Company’s financial instruments, the fair values of such instruments have been derived based on the amount and timing of future cash flows and estimated discount rates.

Present value techniques used in estimating the fair value of the Company’s financial instruments are significantly affected by the assumptions used.  Fair values derived from using present value techniques are not substantiated by comparisons to independent markets, and in many cases, could not be realized in immediate settlement of the instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Fair Values of Financial Instruments (continued)

ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following table shows the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2009, 2008, and 2007.  Items that are not financial instruments are not included.

	2009		2008		2007
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,993,811	$6,993,811	$6,960,377	$6,960,377	$8,220,582	$8,220,582
Interest-bearing deposits in other financial institutions	3,748,387	3,748,387	7,883,816	7,883,816	5,847,562	5,847,562
Federal funds sold	691,624	691,624	6,393,710	6,393,710	726,916	726,916
Investment securities available for sale	84,462,605	84,462,605	57,948,645	57,948,645	77,182,181	77,182,181
Investment securities held to maturity	-	-	-	-	683,832	726,193
Federal Home Loan Bank Stock	1,858,300	1,858,300	1,767,600	1,767,600	1,381,900	1,381,900
Maryland Financial Bank Stock	100,000	100,000	100,000	100,000	100,000	100,000
Common stock-Statutory Trust I	155,000	155,000	155,000	155,000	155,000	155,000
Ground rents	184,900	184,900	184,900	184,900	202,900	202,900
Loans, less allowance for credit losses	235,882,862	239,915,000	235,132,621	239,446,000	199,753,132	203,326,000
Accrued interest receivable	1,626,792	1,626,792	1,680,392	1,680,392	1,508,640	1,508,640

Financial liabilities:
Deposits	294,357,837	267,358,000	269,767,598	272,091,000	252,916,766	251,088,000
Short-term borrowings	81,290	81,290	629,855	629,855	502,529	502,529
Long-term borrowings	27,033,711	25,979,000	27,071,712	27,162,000	17,107,135	16,982,135
Dividends payable	230,285	230,285	385,794	385,794	385,010	385,010
Accrued interest payable	112,599	112,599	139,579	139,579	134,274	134,274
Accrued interest payable on junior subordinated debentures	171,518	171,518	171,518	171,518	171,518	171,518
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155,000	5,707,615	5,155,000	5,281,827	5,155,000	6,031,097
Unrecognized financial instruments:
Commitments to extend credit	21,970,127	21,970,127	23,550,961	23,550,961	27,344,509	27,344,509
Standby letters of credit	79,250	79,250	196,530	196,530	197,000	197,000

For purposes of the disclosures of estimated fair value, the following assumptions were used.

Loans:

The estimated fair value for loans is determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Fair Values of Financial Instruments (continued)

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

Borrowings:

The estimated fair value approximates carrying value for short-term borrowings.  The fair value of long-term fixed rate borrowings is estimated by discounting future cash flows using current interest rates currently offered for similar financial instruments.

Junior Subordinated Debentures:

Fair value is estimated based on quoted market prices of similar instruments.

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

Note 18.  Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC Topic 820, formerly SFAS No. 157, Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles.  ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis or on a nonrecurring basis.

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Fair Value Measurements (continued)

Fair Value Hierarchy
Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)
Level 3 – Significant unobservable inputs (including the Bank’s own assumptions in determining the fair value of assets or liabilities)

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820.

Fair value measurements on a recurring basis at December 31, 2009 are as follows:

				Fair
	Level 1	Level 2	Level 3	Value

Securities available for sale	$-	$84,462,605	$-	$84,462,605

Securities available-for-sale are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

The Bank may also be required, from time to time, to measure certain other financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  Fair value measurements on a non-recurring basis at December 31, 2009 are as follows:

				Fair
	Level 1	Level 2	Level 3	Value

Impaired loans	$-	$-	$7,325,938	$7,325,938
OREO	-	25,000	-	25,000

	$-	$25,000	$7,325,938	$7,350,938

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans.  Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Bank determines such fair values from independent appraisals.

Non-Financial Assets and Non-Financial Liabilities:

Application of ASC Topic 820 to non-financial assets and non-financial liabilities became effective January 1, 2009.  The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis.  Certain non-financial assets and non-financial liabilities typically measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

Foreclosed real estate were adjusted to their fair values, resulting in an impairment charge, which was included in earnings for the year.  Foreclosed real estate, which are considered to be non-financial assets, have been valued using a market approach.  The values were determined using market prices of similar real estate assets, which the Bank considers to be level 2 inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standard Update (ASU) 2009-01 – Topic 105 Generally Accepted Accounting Principles-amendments based on SFAS No. 168 - The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (formerly FASB Statement No. 168).  Under the ASU, the ASC became the source of authoritative U.S. GAAP recognized by the FASB (see Note 1).

On January 12, 2009, the FASB amended Topic 820 - Fair Value Measurement and Disclosures of the ASC to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred.  The ASU was effective for interim and annual reporting periods ending after December 15, 2008.  The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.  This ASU was formerly FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP).

In August 2009 the FASB amended Topic 820 - Fair Value Measurements and Disclosures by issuance of ASU No. 2009-05.  The update addresses measuring liabilities at fair value.  The update provides clarification that in circumstances in which a quoted price is an active market for the identical liability is not available, other specified techniques may be used to measure fair value.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This amendment is included in ASC 820-10-35.

FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairment provided guidance for impaired debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. This amendment is included in ASC 320-10-25.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, required disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This amendment is included in ASC 825-10-50.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Recently Issued Accounting Pronouncements (continued)

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.  This amendment is included in ASU 2009-16, an amendment to ASC 860-10.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 167 and comply with its requirements.  The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.  This amendment is included in ASC 942-810.

In January 2010, the FASB issued ASU No. 2010-06- Fair Value Measurements and Disclosures amending Topic 820.  The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs.  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and periods therein, beginning after December 15, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets
December 31,	2009	2008	2007

Assets

Cash	$348,515	$338,902	$532,222
Investment in The Bank of Glen Burnie	29,848,797	32,727,244	34,354,422
Investment in GBB Properties, Inc.	260,184	261,999	263,787
Investment in the Glen Burnie Statutory Trust I	155,000	155,000	155,000
Due from subsidiaries	43,996	22,878	22,709
Other assets	49,433	114,541	119,542

Total assets	$30,705,925	$33,620,564	$35,447,682

Liabilities and Stockholders’ Equity

Dividends payable	$230,285	$385,794	$385,010
Accrued interest payable on borrowed funds	171,518	171,518	171,518
Other liabilities	-	-	-
Borrowed funds from subsidiary	5,155,000	5,155,000	5,155,000
Total liabilities	5,556,803	5,712,312	5,711,528

Stockholders’ equity:
Common stock	2,683,015	2,967,727	2,498,465
Surplus	9,190,911	11,568,241	11,921,129
Retained earnings	14,311,508	14,129,637	15,750,156
Accumulated other comprehensive loss, net of benefits	(1,036,312)	(757,353)	(433,596)
Total stockholders’ equity	25,149,122	27,908,252	29,736,154

Total liabilities and stockholders’ equity	$30,705,925	$33,620,564	$35,447,682

The borrowed funds from subsidiary balance represents the junior subordinated debt securities payable to the wholly-owned subsidiary trust that was deconsolidated as a result of applying the provisions of ASC Topic 810, formerly FIN 46.  The Company continues to guarantee the capital securities issued by the trust, which totaled $5,000,000 at December 31, 2009 (See Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Parent Company Financial Information (continued)

Statements of Income
Years Ended December 31,	2009	2008	2007

Dividends and distributions from subsidiaries	$4,269,844	$1,902,239	$1,565,000
Other income	16,430	16,430	16,430
Interest expense on junior subordinated debentures	(546,430)	(546,180)	(546,430)
Other expenses	(122,096)	(69,468)	(62,271)
Income before income tax benefit and equity in undistributed net income of subsidiaries	3,617,748	1,303,021	972,729
Income tax benefit	246,018	226,356	224,002
Change in undistributed equity of subsidiaries	(2,601,304)	(1,125,415)	1,585,410

Net income	$1,262,462	$403,962	$2,782,141

Statements of Cash Flows
Years Ended December 31,	2009	2008	2007

Cash flows from operating activities:
Net income	$1,262,462	$403,962	$2,782,141
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	65,108	5,001	458
(Increase) decrease in due from subsidiaries	(21,118)	(169)	4,111
Change in undistributed equity of subsidiaries	2,601,304	1,125,415	(1,585,410)

Net cash provided by operating activities	3,907,756	1,534,209	1,201,300

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	173,667	194,054	200,459
Proceeds from issuance of common stock	-	-	14,595
Repurchase and retirement of common stock	(2,835,709)	(577,239)	-
Dividends paid	(1,236,101)	(1,344,344)	(1,326,051)

Net cash used in financing activities	(3,898,143)	(1,727,529)	(1,110,997)

Increase (decrease) in cash	9,613	(193,320)	90,303

Cash, beginning of year	338,902	532,222	441,919

Cash, end of year	$348,515	$338,902	$532,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.  Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2009
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,673	$4,749	$4,689	$4,533
Interest expense	1,570	1,649	1,655	1,668
Net interest income	3,103	3,100	3,034	2,865
Provision for credit losses	1,747	337	209	150
Net securities gains	402	135	51	(2)
Income before income taxes	(699)	648	570	510
Net income	(210)	527	490	455
Net income per share (basic and diluted)	$(0.08)	$0.20	$0.18	$0.16

2008
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,604	$4,667	$4,492	$4,413
Interest expense	1,661	1,546	1,499	1,548
Net interest income	2,943	3,121	2,993	2,865
Provision for credit losses	700	239	152	55
Net securities gains	50	86	48	7
Income before income taxes	272	(1,915)	743	625
Net income	1,382	(2,118)	604	536
Net income per share (basic and diluted)	$0.47	$(0.71)	$0.20	$0.18

2007
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,487	$4,476	$4,465	$4,409
Interest expense	1,506	1,441	1,507	1,517
Net interest income	2,981	3,035	2,958	2,892
Provision for credit losses	-	-	20	30
Net securities gains	-	115	4	1
Income before income taxes	903	1,049	873	715
Net income	700	785	691	606
Net income per share (basic and diluted)	$0.23	$0.27	$0.23	$0.20