Form 10-Q
period 2010-03-31
GLEN BURNIE BANCORP
filed 2010-05-13
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2010

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

At April 14, 2010, the number of shares outstanding of the registrant’s common stock was 2,687,190

TABLE OF CONTENTS

		Page

Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, March 31, 2010
	(unaudited) and December 31, 2009 (audited)	3

	Condensed Consolidated Statements of Income for the Three
	Months Ended March 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the
	Three Months Ended March 31, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three
	Months Ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	17

Part II - Other Information

Item 6.	Exhibits	18

	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1.                      CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$7,398	$6,994
Interest-bearing deposits in other financial institutions	10,190	3,748
Federal funds sold	3,705	692
Cash and cash equivalents	21,293	11,434
Investment securities available for sale, at fair value	85,716	84,463
Federal Home Loan Bank stock, at cost	1,858	1,858
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses
(March 31: $3,495; December 31: $3,573)	234,338	235,883
Premises and equipment, at cost, less accumulated depreciation	4,084	4,121
Other real estate owned	322	25
Cash value of life insurance	7,770	7,703
Other assets	7,114	7,655

Total assets	$362,750	$353,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$303,397	$294,358
Short-term borrowings	84	81
Long-term borrowings	27,024	27,034
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,415	1,620
Total liabilities	337,075	328,248

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: March 31: 2,687,190 shares;
December 31: 2,683,015 shares	2,687	2,683
Surplus	9,228	9,191
Retained earnings	14,442	14,311
Accumulated other comprehensive loss, net of tax benefits	(682)	(1,036)
Total stockholders’ equity	25,675	25,149

Total liabilities and stockholders’ equity	$362,750	$353,397

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest income on:
Loans, including fees	$3,709	$3,766
U.S. Treasury and U.S. Government agency securities	480	373
State and municipal securities	321	330
Other	62	64
Total interest income	4,572	4,533

Interest expense on:
Deposits	997	1,269
Short-term borrowings	-	-
Long-term borrowings	261	262
Junior subordinated debentures	220	137
Total interest expense	1,478	1,668

Net interest income	3,094	2,865

Provision for credit losses	300	150

Net interest income after provision for credit losses	2,794	2,715

Other income:
Service charges on deposit accounts	161	170
Other fees and commissions	187	179
Other non-interest income	3	(1)
Income on life insurance	67	68
Gains on investment securities	-	(2)
Total other income	418	414

Other expenses:
Salaries and employee benefits	1,695	1,532
Occupancy	223	232
Impairment of securities	-	30
Other expenses	843	825
Total other expenses	2,761	2,619

Income before income taxes	451	510

Income tax expense	52	55

Net income	$399	$455

Basic and diluted earnings per share of common stock	$0.15	$0.16

Weighted average shares of common stock outstanding	2,683,244	2,918,679

Dividends declared per share of common stock	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net income	$399	$455

Other comprehensive income (loss) , net of tax

Unrealized gains (losses) securities:

Unrealized holding gains (losses) arising during the period	354	(466)

Reclassification adjustment for losses (gains) included in net income	-	1

Comprehensive income (loss)	$753	$(10)

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$399	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	219	110
Provision for credit losses	300	150
Gains on disposals of assets, net	-	4
Impairment of securities	-	30
Income on investment in life insurance	(67)	(68)
Changes in assets and liabilities:
Decrease in other assets	291	424
Increase in other liabilities	(202)	(442)

Net cash provided by operating activities	940	663

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	3,087	635
Proceeds from maturities and sales of other investment securities	1,250	1,498
Purchases of investment securities	(5,114)	(13,293)
Purchases of Federal Home Loan Bank stock	-	(45)
Purchases of other real estate	(297)	-
Decrease (increase) in loans, net	1,245	(2,765)
Purchases of premises and equipment	(54)	(323)

Net cash provided (used) by investing activities	117	(14,293)

Cash flows from financing activities:
Increase in deposits, net	9,039	17,665
Increase (decrease) in short-term borrowings, net	3	(450)
Repayment of long-term borrowings	(10)	(10)
Repurchase and retirement of common stock	-	(2,769)
Dividends paid	(271)	(431)
Common stock dividends reinvested	41	45

Net cash provided by financing activities	8,802	14,050

Increase in cash and cash equivalents	9,859	420

Cash and cash equivalents, beginning of year	11,434	21,238

Cash and cash equivalents, end of period	$21,293	$21,658

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2010 and 2009.

Operating results for the three months ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

	Three Months Ended
	March 31,
	2010	2009
Basic and diluted:
Net income	$399,000	$455,000
Weighted average common shares outstanding	2,683,244	2,918,679
Basic and dilutive net income per share	$0.15	$0.16

Diluted earnings per share calculations were not required for the three months ended March 31, 2010 and 2009, since there were no options outstanding.

NOTE 3 – REPURCHASE AND RETIREMENT OF COMMON STOCK

In February 2008, the Company instituted a Stock Repurchase Program.  Under the program, as extended and increased, the Company was authorized to spend up to $4,127,309 to repurchase shares of its outstanding common stock.  The repurchases may be made from time to time at a price not to exceed $12.50 per share.

During the three month period ended March 31, 2009, the Company repurchased 297,679 shares at an average price of $9.30 for a total of $2,769,067.  During the three month period ended March 31, 2010, the Company did not repurchase any shares.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2010, the FASB issued ASU No. 2010-09 amending FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The Company has complied with ASU No. 2010-09.

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

Fair Value Hierarchy

ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

☐                  Level 1 – Quoted prices in active markets for identical securities

☐                  Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

☐                  Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10.

The following table presents fair value measurements as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Investment securities available for sale	$-	$85,716	$-	$85,716

Non-recurring:
Impaired loans	-	-	8,927	8,927
OREO	-	322	-	322
	$-	$86,038	$8,927	$94,965

The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$7,398	$7,398	$6,994	$6,994
Interest bearing deposits	10,190	10,190	3,748	3,748
Federal funds sold	3,705	3,705	692	692
Investment securities	85,716	85,716	84,463	84,463
Investments in restricted stock	2,113	2,113	2,113	2,113
Ground Rents	182	182	185	185
Loans, net	234,338	238,658	235,883	239,915
Accrued interest receivable	1,488	1,488	1,627	1,627

Financial liabilities:
Deposits	303,397	275,564	294,358	267,358
Short-term borrowings	84	84	81	81
Long-term borrowings	27,024	26,326	27,034	25,979
Dividends payable	227	227	230	230
Accrued interest payable	99	99	113	113
Accrued interest payable on junior
subordinated debentures	118	118	172	172
Junior subordinated debentures owed to
unconsolidated subsidiary trust	5,155	6,060	5,155	5,708

Off-balance sheet commitments	24,510	24,510	22,049	22,049

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 are as follows:

Securities available for sale:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Gov't Agencies	$100	$80	$0	$0	$100	$80
State and Municipal	6,027	207	3,654	505	9,681	712
Corporate Trust Preferred	0	0	78	1,045	78	1,045
Mortgage Backed	19,157	279	1,154	33	20,311	312
	$25,284	$566	$4,886	$1,583	$30,170	$2,149

At March 31, 2010, the Company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Fitch rating of C.  The market for these securities at March 31, 2010 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of March 31, 2010 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed a 15% recovery with a two year lag on two of the previously defaulting financial institutions, with future defaults on the currently performing financial institutions of 150 basis points applied annually with no future recovery.  This testing resulted in a net present value of $1,150,642, compared to the book value of $1,127,965.

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary-impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain it’s investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

As of March 31, 2010, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On March 31, 2010 the Bank held 14 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities.  The Bank has no mortgage-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $399,000 ($0.15 basic and diluted earnings per share) for the first quarter of 2010, compared to the first quarter 2009 consolidated net income of $455,000 ($0.16 basic and diluted income per share), a 12.31% decrease.    The decrease in earnings is primarily due to three areas of increased expense.  First, the Bank increased its provision for credit losses for the current year.  Second, the Company has started accruing for the $250,000 early repayment premium expense related to the planned September 7, 2010 repayment of the $5,155,000 in outstanding Trust Preferred Securities. Finally, salaries and employee benefits increased in the 2010 period as compared to the 2009 period.  The decrease in earnings for the 2010 period as compared to the 2009 period caused by these increased expenses was partially offset by a decline in the Bank’s interest expense on deposits. Furthermore, the Bank recorded an impairment expense on securities in 2009 which was not repeated in the 2010 period.

The current economic environment continues to have a negative impact on the Bank in several areas.  Overall, deposits have continued to increase as investors have continued to seek safe havens for their investments.  In addition, both interest rates paid on deposits and rates of interest earned by the Bank on loans and other earning assets have declined, with the rates paid on deposits declining at a faster rate resulting in an improvement in the net interest margin.

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2010 was $3,094,000 compared to $2,865,000 for the same period in 2009, an increase of $229,000 (7.99%) for the three months.

Interest income for the first quarter increased from $4,533,000 in 2009 to $4,572,000 in 2010, a 0.86% increase.  The interest income increase for the three month period was due to an increase in interest income on U.S. Government agency securities, partially offset by a decrease in interest income on municipal securities and loan income.

Interest expense for the quarter decreased from $1,668,000 in 2009 to $1,478,000 in 2010, an 11.39% decrease.  The decrease in interest expense for the three month period ended March 31, 2010 was due to a decrease in interest paid on deposit balances, and was partially offset by an increase in the expense for the junior subordinated debentures reflecting the accrual of the 5% premium which will be due upon early repayment in September 2010 of $5,155,000 in outstanding Trust Preferred Securities.

Net interest margins for the three months ended March 31, 2010 was 4.06%, compared to tax equivalent net interest margins of 4.04% for the three months ended March 31, 2009.   This increase is due to the widening of the gap between the interest rates offered by the Bank on increasing customer deposits and the rates the Bank is able to obtain on loans and other interest earning assets and the additional interest expense being accrued as the Company prepares to repay the Trust Preferred Securities together with an early repayment premium on September 7, 2010.

Provision for Credit Losses.  The Company made a provision for credit losses of $300,000 during the three month period ended March 31, 2010 and $150,000 for credit losses during the three month period ended March 31, 2009.  As of March 31, 2010, the allowance for credit losses equaled 78.21% of non-accrual and past due loans compared to 117.61% at December 31, 2009 and 180.05% at March 31, 2009.  During the three month period ended March 31, 2010, the Company recorded net charge-offs of $378,000, compared to net charge-offs of $195,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2010 period represent 0.64% of the average loan portfolio.

Other Income.  Other income increased from $414,000 for the three month period ended March 31, 2009, to $418,000 for the corresponding 2010 period, a $4,000 (0.97%) increase.

Other Expenses.  Other expenses increased from $2,619,000 for the three month period ended March 31, 2009, to $2,761,000 for the corresponding 2010 period, a $142,000 (5.42%) increase.  The increase for the three month period was primarily due to an increase in salaries and other employee benefits.  This increase was partially offset by the absence of the write-down of securities taken in the first quarter of 2009 which was not repeated in the first quarter of 2010.

Income Taxes.  During the three months ended March 31, 2010, the Company recorded income tax expense of $52,000, compared to income tax expense of $55,000 for the same period in 2009.  The Company’s effective tax rate for the three month period in 2010 was 11.52%, respectively, compared to 10.78% for the prior year period.  The increase in the effective tax rate for the three month period was due to a decline in the proportion of tax exempt income.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements.   Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the first quarter of 2010, comprehensive income, net of tax, totaled $753,000, compared to the March 31, 2009 comprehensive loss of $10,000.  The increase for the three month period was due primarily to the decreases in net unrealized losses on securities over the three months ended March 31, 2010.

Financial Condition

General.  The Company’s assets increased to $362,750,000 at March 31, 2010 from $353,397,000 at December 31, 2009, primarily due to an increase in cash and cash equivalents and securities, offset partially by a decrease in loans.  The Bank’s net loans totaled $234,338,000 at March 31, 2010, compared to $235,883,000 at December 31, 2009, a decrease of $1,545,000 (0.65%), primarily attributable to decreases in indirect loans (primarily auto loans), partially offset by an increase in commercial mortgage loans and secured home equity loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $85,716,000 at March 31, 2010, a $1,253,000 (1.48%) increase from $84,463,000 at December 31, 2009.  This increase was funded by the increase in deposits received during the three month period.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2010, totaled $21,293,000, an increase of $9,859,000 (86.23%) from the December 31, 2009 total of $11,434,000.  This increase comes from the growth in deposits.

Deposits as of March 31, 2010 totaled $303,397,000, which is an increase of $9,039,000 (3.07%) from $294,358,000 at December 31, 2009.  Demand deposits as of March 31, 2010 totaled $71,600,000, which is an increase of $3,792,000 (5.59%) from $67,808,000 at December 31, 2009.  NOW accounts as of March 31, 2010 totaled $25,999,000, which is an increase of $3,646,000 (16.32%) from $22,353,000 at December 31, 2009.  Money market accounts as of March 31, 2010 totaled $17,648,000, which is an increase of $2,364,000 (15.47%), from $15,284,000 at December 31, 2009.  Savings deposits as of March 31, 2010 totaled $51,309,000, which is an increase of $2,931,000 (6.06%) from $48,378,000 at December 31, 2009.  Certificates of deposit over $100,000 totaled $29,978,000 on March 31, 2010, which is a decrease of $1,599,000 (5.07%) from $31,577,000 at December 31, 2009.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $106,863,000 on March 31, 2010, which is a $2,095,000 (1.93%) decrease from the $108,958,000 total at December 31, 2009. Management continues to believe that the growth in deposits was due in part to the ongoing instability in the stock market and the resulting reallocation of investment portfolios by the Bank’s customers.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At March 31,	At December 31,
	2010	2009
	(Dollars in Thousands)

Restructured loans	$-	$87

Non-accrual loans:
Real-estate - mortgage:
Residential	$215	$215
Commercial	2,422	2,626
Real-estate - construction	-	-
Installment	129	176
Home Equity	-	-
Commercial	20	-

Total non-accrual loans	2,786	3,017

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	2	8
Commercial	371	-
Real-estate - construction	-	-
Installment	35	1
Credit card and related	-	-
Commercial	1,275	12
Other	-	-

Total accruing loans past due 90 days or more	1,683	21

Total non-accrual loans and past due loans	$4,469	$3,038

Non-accrual and past due loans to gross loans	1.88%	1.26%

Allowance for credit losses to non-accrual and past due loans	78.21%	117.61%

At March 31, 2010, there was $6,470,000 in loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  Reflected in the above table are $0 of prior period troubled debt restructurings that are now not performing under the terms of their modified agreements.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$3,573	$2,022

Charge-offs	(505)	(268)
Recoveries	127	73
Net charge-offs	(378)	(195)
Provisions charged to operations	300	150

Ending balance	$3,495	$1,977

Average loans	$234,725	$235,942

Net charge-offs to average loans (annualized)	0.64%	0.33%

Reserve for Unfunded Commitments.  As of March 31, 2010, the Bank had outstanding commitments totaling $24,510,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the first quarter of 2010.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2010.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$7,398
Federal funds and overnight deposits	13,895	-	-	-	13,895
Securities	150	501	1,845	83,220	85,716
Loans	13,637	10,342	83,858	126,501	234,338
Fixed assets	-	-	-	-	4,084
Other assets	-	-	-	-	17,319

Total assets	$27,682	$10,843	$85,703	$209,721	$362,750

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$71,600
NOW accounts	25,999	-	-	-	25,999
Money market deposit accounts	17,648	-	-	-	17,648
Savings accounts	51,309	-	-	-	51,309
IRA accounts	4,560	10,259	23,546	705	39,070
Certificates of deposit	16,815	48,145	32,344	467	97,771
Short-term borrowings	84	-	-	-	84
Long-term borrowings	10	7,014	-	20,000	27,024
Other liabilities	-	-	-	-	1,415
Junior subordinated debenture	-	5,155	-	-	5,155
Stockholders’ equity:	-	-	-	-	25,675

Total liabilities and
stockholders' equity	$116,425	$70,573	$55,890	$21,172	$362,750

GAP	$(88,743)	$(59,730)	$29,813	$188,549
Cumulative GAP	$(88,743)	$(148,473)	$(118,660)	$69,889
Cumulative GAP as a % of total assets	-24.46%	-40.93%	-32.71%	19.27%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of March 31, 2010, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-7.0%	-3.9%	2.7%	2.0%
% Change in Economic Value of Equity	-19.6%	-10.4%	1.6%	-8.0%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2010, totaled $21,293,000, an increase of $9,859,000 (86.23%) from the December 31, 2009 total of $11,434,000.

As of March 31, 2010, the Bank was permitted to draw on a $70,690,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of March 31, 2010, there were $27.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities ranging from November 2017 through August 2018.  In addition, the Bank has one unsecured federal funds line of credit in the amount of $9.0 million from a commercial bank, of which nothing was outstanding as of March 31, 2010. Furthermore, as of March 31, 2010, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity increased $526,000 (2.09%) during the three months ended March 31, 2010, due mainly to a decrease in other comprehensive loss, net of tax benefits, with a lesser increase in retained earnings.  The Company’s accumulated other comprehensive loss, net of tax benefits decreased by $354,000 (34.17%) from ($1,036,000) at December 31, 2009 to ($682,000) at March 31, 2010, as a result of an increase in the market value of securities classified as available for sale.  Retained earnings increased by $131,000 (0.92%) as the result of the Company’s net income for the three months, partially offset by dividends.  Common stock and surplus increased due to dividend reinvestment during the three months of 2010.  In addition, $41,106 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At March 31, 2010, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.73%, a Tier 1 risk-based capital ratio of 13.17% and a total risk-based capital ratio of 14.42%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the financial statements.  The Company reevaluates these variables as facts and circumstances change.  Historically, actual results have not differed significantly from the Company’s estimates.  The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated May 13, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 13, 2010	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer