Form 10-Q
period 2010-06-30
GLEN BURNIE BANCORP
filed 2010-08-05
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2010

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

At July 26, 2010, the number of shares outstanding of the registrant’s common stock was 2,691,915

TABLE OF CONTENTS

		Page
Part I – Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, June 30, 2010 (unaudited) and December 31, 2009 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	17

Part II - Other Information

Item 6.	Exhibits	18

	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$7,125	$6,994
Interest-bearing deposits in other financial institutions	6,664	3,748
Federal funds sold	4,239	692
Cash and cash equivalents	18,028	11,434
Investment securities available for sale, at fair value	96,352	84,463
Federal Home Loan Bank stock, at cost	1,858	1,858
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	155	155
Loans, less allowance for credit losses (June 30: $3,895; December 31: $3,573)	228,879	235,883
Premises and equipment, at cost, less accumulated depreciation	4,040	4,121
Other real estate owned	537	25
Cash value of life insurance	7,837	7,703
Other assets	6,532	7,655

Total assets	$364,318	$353,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$303,250	$294,358
Short-term borrowings	341	81
Long-term borrowings	27,014	27,034
Junior subordinated debentures owed to unconsolidated subsidiary trust	5,155	5,155
Other liabilities	1,930	1,620
Total liabilities	337,690	328,248

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: June 30: 2,691,915 shares; December 31: 2,683,015 shares	2,692	2,683
Surplus	9,264	9,191
Retained earnings	14,495	14,311
Accumulated other comprehensive income (loss), net of taxes (benefits)	177	(1,036)
Total stockholders’ equity	26,628	25,149

Total liabilities and stockholders’ equity	$364,318	$353,397

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income on:
Loans, including fees	$3,686	$3,811	$7,395	$7,577
U.S. Treasury and U.S. Government agency securities	533	497	1,013	870
State and municipal securities	339	329	660	659
Other	54	52	116	116
Total interest income	4,612	4,689	9,184	9,222

Interest expense on:
Deposits	947	1,254	1,944	2,523
Short-term borrowings	-	-	-	-
Long-term borrowings	264	265	525	527
Junior subordinated debentures	220	136	440	273
Total interest expense	1,431	1,655	2,909	3,323

Net interest income	3,181	3,034	6,275	5,899

Provision for credit losses	450	209	750	359

Net interest income after provision for credit losses	2,731	2,825	5,525	5,540

Other income:
Service charges on deposit accounts	157	169	318	339
Other fees and commissions	205	203	392	382
Other non-interest income	-	1	3	-
Income on life insurance	67	69	134	137
Gains on investment securities	-	51	-	49
Total other income	429	493	847	907

Other expenses:
Salaries and employee benefits	1,654	1,585	3,349	3,117
Occupancy	197	220	420	452
Impairment of securities	66	-	66	30
Other expenses	925	943	1,768	1,768
Total other expenses	2,842	2,748	5,603	5,367

Income before income (benefit) taxes	318	570	769	1,080

Income tax (benefit) expense	(4)	80	48	135

Net income	$322	$490	$721	$945

Basic and diluted earnings per share of common stock	$0.12	$0.18	$0.27	$0.34

Weighted average shares of common stock outstanding	2,687,501	2,668,613	2,685,384	2,792,955

Dividends declared per share of common stock	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$322	$490	$721	$945

Other comprehensive income (loss) , net of tax

Unrealized gains (losses) securities:

Unrealized holding gains (losses) arising during the period	1,213	59	859	(407)

Reclassification adjustment for (gains) included in net income	-	(31)	-	(30)

Comprehensive income	$1,535	$518	$1,580	$508

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$721	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	436	272
Provision for credit losses	750	359
Gains on disposals of assets, net	-	(47)
Impairment of securities	66	30
Income on investment in life insurance	(134)	(136)
Changes in assets and liabilities:
Decrease (increase) in other assets	289	(78)
Increase in other liabilities	313	35

Net cash provided by operating activities	2,441	1,380

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	5,995	2,249
Proceeds from maturities and sales of other investment securities	3,385	4,557
Purchases of investment securities	(19,541)	(34,447)
Purchases of Federal Home Loan Bank stock	-	(90)
Purchases of other real estate	(512)	-
Decrease (increase) in loans, net	6,254	(5,313)
Purchases of premises and equipment	(102)	(524)

Net cash used by investing activities	(4,521)	(33,568)

Cash flows from financing activities:
Increase in deposits, net	8,892	26,772
Increase (decrease) in short-term borrowings, net	260	(403)
Repayment of long-term borrowings	(20)	(19)
Repurchase and retirement of common stock	-	(2,836)
Dividends paid	(540)	(698)
Common stock dividends reinvested	82	89

Net cash provided by financing activities	8,674	22,905

Increase (decrease) in cash and cash equivalents	6,594	(9,283)

Cash and cash equivalents, beginning of year	11,434	21,238

Cash and cash equivalents, end of period	$18,028	$11,955

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2010 and 2009.

Operating results for the three and six months ended June 30, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic and diluted:
Net income	$322,000	$490,000	$721,000	$945,000
Weighted average common shares outstanding	2,687,501	2,668,613	2,685,384	2,792,955
Basic and dilutive net income per share	$0.12	$0.18	$0.27	$0.34

Diluted earnings per share calculations were not required for the three and six months ended June 30, 2010 and 2009, since there were no options outstanding.

NOTE 3 – REPURCHASE AND RETIREMENT OF COMMON STOCK

In February 2008, the Company instituted a Stock Repurchase Program.  Under the program, as extended and increased, the Company was authorized to spend up to $4,127,309 to repurchase shares of its outstanding common stock.  The repurchases may be made from time to time at a price not to exceed $12.50 per share.

During the three month period ended March 31, 2009, the Company repurchased 297,679 shares at an average price of $9.30 for a total of $2,769,067.  During the three month period ended June 30, 2009, the Company repurchased 7,404 shares at an average price of $9.00 for a total of $66,642.  During the three and six month periods ended June 30, 2010, the Company did not repurchase any shares.

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

Fair Value Hierarchy

ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

	Level 1 – Quoted prices in active markets for identical securities

	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10.

The following table presents fair value measurements as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Recurring:
Investment securities available for sale	$-	$96,352	$-	$96,352

Non-recurring:
Impaired loans	-	-	8,592	8,592
OREO	-	537	-	537
	$-	$96,889	$8,592	$105,481

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$7,125	$7,125	$6,994	$6,994
Interest bearing deposits	6,664	6,664	3,748	3,748
Federal funds sold	4,239	4,239	692	692
Investment securities	96,352	96,352	84,463	84,463
Investments in restricted stock	2,113	2,113	2,113	2,113
Ground Rents	178	178	185	185
Loans, net	228,879	232,304	235,883	239,915
Accrued interest receivable	1,605	1,605	1,627	1,627

Financial liabilities:
Deposits	303,250	281,257	294,358	267,358
Short-term borrowings	341	341	81	81
Long-term borrowings	27,014	27,673	27,034	25,979
Dividends payable	227	227	230	230
Accrued interest payable	97	97	113	113
Accrued interest payable on junior
subordinated debentures	338	338	172	172
Junior subordinated debentures owed to
unconsolidated subsidiary trust	5,155	5,231	5,155	5,708

Off-balance sheet commitments	26,644	26,644	22,049	22,049

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 are as follows:

Securities available for sale:	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL

	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSS	VALUE	LOSS	VALUE	LOSS

OBLIGATIONS OF U.S. GOVT AGENCIES	$39,000	$141,000	$0	$0	$39,000	$141,000
STATE AND MUNICIPAL	3,618,000	102,000	3,840,000	319,000	7,458,000	421,000
CORPORATE TRUST PREFERRED	0	0	77,000	979,000	77,000	979,000
MORTGAGE BACKED	12,019,000	290,000	0	0	12,019,000	290,000
	$15,676,000	$533,000	$3,917,000	$1,298,000	$19,593,000	$1,831,000

At June 30, 2010, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Fitch rating of C.  The market for these securities at June 30, 2010 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of June 30, 2010 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed future defaults on the currently performing financial institutions of 75 basis points applied annually with a 15% recovery after a two year lag on both current and future defaulting financial institutions.  The testing resulted in a net present value of $1,055,832 and as a result the book value was adjusted to the NPV (net present value), which required a write-down of $66,184.

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

As of June 30, 2010, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On June 30, 2010 the Bank held 13 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities.  The Bank has no mortgage-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Except as noted above, as of June 30, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $322,000 ($0.12 basic and diluted earnings per share) for the second quarter of 2010, compared to the second quarter 2009 consolidated net income of $490,000 ($0.18 basic and diluted income per share), a 34.29% decrease.  Year-to-date net income was $721,000 ($0.27 basic and diluted earnings per share) for 2010, compared to the 2009 consolidated net income of $945,000 ($0.34 basic and diluted income per share), a 23.71% decrease.  The decrease in earnings is primarily due to four areas of increased expense.  First, the Bank increased its provision for credit losses for the current year.  Second, the Company has started accruing for the $257,750 early repayment premium expense related to the planned September 7, 2010 repayment of the $5,155,000 in outstanding Trust Preferred Securities. Third, salaries and employee benefits increased in the 2010 period as compared to the 2009 period. Finally,  the Bank recorded an impairment expense on securities of $66,184 in the second quarter of 2010.

The current economic environment continues to have a negative impact on the Bank in several areas.  Overall, deposits have continued to increase as investors continue to seek safe havens for their investments.  In addition, both interest rates paid on deposits and rates of interest earned by the Bank on loans and other earning assets have declined, with the rates paid on deposits declining at a faster rate resulting in an improvement in the net interest margin.

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2010 was $3,181,000 and $6,275,000, respectively, compared to $3,034,000 and $5,899,000 for the same periods in 2009, an increase of $147,000 (4.85%) for the three months and an increase of $376,000 (6.37%) for the six month period.

Interest income for the second quarter decreased from $4,689,000 in 2009 to $4,612,000 in 2010, a 1.64% decrease.  The interest income decrease for the three month period was due to a decrease in loan income, partially offset by an increase in interest income on U.S. Government agency securities.  Interest income for the six months decreased from $9,222,000 in 2009 to $9,184,000 in 2010, a 0.41% decrease.  The interest income decrease for the six month period was due to a decrease in loan income, partially offset by an increase in interest income on U.S. Government agency securities.

Interest expense for the second quarter decreased from $1,655,000 in 2009 to $1,431,000 in 2010, a 13.53% decrease.  Interest expense for the six months decreased from $3,323,000 in 2009 to $2,909,000 in 2010, a 12.46% decrease. The decreases in interest expense for the three and six month periods ended June 30, 2010 were due to a decrease in interest paid on deposit balances, and was partially offset by an increase in the expense for the junior subordinated debentures reflecting the accrual of the 5% premium which will be due upon early repayment in September 2010 of $5,155,000 in outstanding Trust Preferred Securities

Net interest margins for the three and six months ended June 30, 2010 was 4.01% and 4.02%, compared to tax equivalent net interest margins of 4.01% and 4.03% for the three and six months ended June 30, 2009.   Although net interest margins for the 2009 and 2010 periods were nearly identical, interest expense, as noted above, and the resulting net interest margins for the 2010 periods include the accrual of the planned September 7, 2010 early repayment penalty on the Trust Preferred Securities.

Provision for Credit Losses.  The Company made a provision for credit losses of $450,000 and $750,000 during the three and six month periods ended June 30, 2010 and $209,000 and $359,000 for credit losses during the three and six month periods ended June 30, 2009.  As of June 30, 2010, the allowance for credit losses equaled 95.56% of non-accrual and past due loans compared to 117.61% at December 31, 2009 and 176.45% at June 30, 2009.  During the three and six month periods ended June 30, 2010, the Company recorded net charge-offs of $50,000 and $428,000, compared to net charge-offs of $388,000 and $583,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2010 period represent 0.36% of the average loan portfolio.

Other Income.  Other income decreased from $493,000 for the three month period ended June 30, 2009, to $429,000 for the corresponding 2010 period, a $64,000 (12.98%) decrease.  For the six month period, other income decreased from $907,000 at June 30, 2009, to $847,000 for the corresponding 2010 period, a $60,000 (6.62%) decrease.  These decreases were related to less gains on sales of investments in the 2010 periods.

Other Expenses.  Other expenses increased from $2,748,000 for the three month period ended June 30, 2009, to $2,842,000 for the corresponding 2010 period, a $94,000 (3.42%) increase.  Other expenses increased from $5,367,000 for the six month period ended June 30, 2009, to $5,603,000 for the corresponding 2010 period, a $236,000 (4.40%) increase.  The increases for the three and six month periods were primarily increases in salaries, health insurance and pension expenses.  These increases were partially offset by a decrease in occupancy expenses for the three and six month periods primarily due to the relocation of a branch office from leased to owned space.

Income Taxes.  During the three and six months ended June 30, 2010, the Company recorded income tax (benefits) expense of ($4,000) and $48,000, compared to income tax expense of $80,000 and $135,000 for the same periods in 2009.  The Company’s effective tax rate for the three and six month periods in 2010 was (1.2%), and 6.2%, respectively, compared to 14.0% and 12.5% for the prior year period.  The decrease in the effective tax rate for the three and six month period was due to an increase in the proportion of tax exempt income and the effect of the impairment of securities.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the second quarter of 2010, comprehensive income, net of tax, totaled $1,535,000, compared to the June 30, 2009 comprehensive income of $518,000. Year-to-date comprehensive income, net of tax, totaled $1,580,000, as of June 30, 2010, compared to the June 30, 2009 total of $508,000.  The increases were due to an increase in net unrealized gains on securities arising during the three and six month periods.

Financial Condition

General.  The Company’s assets increased to $364,318,000 at June 30, 2010 from $353,397,000 at December 31, 2009, primarily due to an increase in cash and cash equivalents and securities, offset partially by a decrease in loans.  The Bank’s net loans totaled $228,879,000 at June 30, 2010, compared to $235,883,000 at December 31, 2009, a decrease of $7,004,000 (2.97%), primarily attributable to decreases in auto loans and mortgage loans purchased.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $96,352,000 at June 30, 2010, an $11,889,000 (14.08%) increase from $84,463,000 at December 31, 2009.  This increase was funded by the increase in deposits and payments on loans received during the six month period.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2010, totaled $18,028,000, an increase of $6,594,000 (57.67%) from the December 31, 2009 total of $11,434,000.  This increase comes from the growth in deposits and the reduction in loans.

Deposits as of June 30, 2010, totaled $303,250,000, which is an increase of $8,892,000 (3.02%) from $294,358,000 at December 31, 2009.  Demand deposits as of June 30, 2010, totaled $72,569,000, which is an increase of $4,761,000 (7.02%) from $67,808,000 at December 31, 2009.  NOW accounts as of June 30, 2010, totaled $23,393,000, which is an increase of $1,040,000 (4.65%) from $22,353,000 at December 31, 2009.  Money market accounts as of June 30, 2010, totaled $15,942,000, which is an increase of $658,000 (4.31%), from $15,284,000 at December 31, 2009.  Savings deposits as of June 30, 2010, totaled $53,106,000, which is an increase of $4,728,000 (9.77%) from $48,378,000 at December 31, 2009.  Certificates of deposit over $100,000 totaled $31,546,000 on June 30, 2010,  which is a decrease of $31,000 (0.10%) from $31,577,000 at December 31, 2009.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $106,694,000 on June 30, 2010, which is a $2,264,000 (2.08%) decrease from the $108,958,000 total at December 31, 2009.  Management continues to believe that the growth in deposits was due in part to the ongoing instability in the stock market and the resulting reallocation of investment portfolios by the Bank’s customers.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At June 30,	At December 31,
	2010	2009
	(Dollars in Thousands)

Restructured loans	$2,759	$87

Non-accrual loans:
Real-estate - mortgage:
Residential	$-	$215
Commercial	2,259	2,626
Real-estate - construction	-	-
Installment	126	176
Home Equity	-	-
Commercial	20	-

Total non-accrual loans	2,405	3,017

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	24	8
Commercial	371	-
Real-estate - construction	-	-
Installment	-	1
Credit card and related	-	-
Commercial	1,276	12
Other	-	-

Total accruing loans past due 90 days or more	1,671	21

Total non-accrual loans and past due loans	$4,076	$3,038

Non-accrual and past due loans to gross loans	1.75%	1.26%

Allowance for credit losses to non-accrual and past due loans	95.56%	117.61%

At June 30, 2010, there was $3,498,000 in loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  All prior period troubled debt restructurings are performing under the terms of the new modified agreements and are not reflected in the above table.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$3,573	$2,022

Charge-offs	(711)	(764)
Recoveries	283	181
Net charge-offs	(428)	(583)
Provisions charged to operations	750	359

Ending balance	$3,895	$1,798

Average loans	$233,009	$237,526

Net charge-offs to average loans (annualized)	0.36%	0.49%

Reserve for Unfunded Commitments.  As of June 30, 2010, the Bank had outstanding commitments totaling $26,644,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the second quarter of 2010.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2010.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$7,125
Federal funds and overnight deposits	10,903	-	-	-	10,903
Securities	-	300	1,318	94,734	96,352
Loans	8,576	19,014	73,789	127,500	228,879
Fixed assets	-	-	-	-	4,040
Other assets	-	-	-	-	17,019

Total assets	$19,479	$19,314	$75,107	$222,234	$364,318

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$72,569
NOW accounts	23,393	-	-	-	23,393
Money market deposit accounts	15,942	-	-	-	15,942
Savings accounts	53,106	-	-	-	53,106
IRA accounts	3,774	10,641	24,074	525	39,014
Certificates of deposit	14,423	55,250	28,990	563	99,226
Short-term borrowings	341	-	-	-	341
Long-term borrowings	7,010	4	-	20,000	27,014
Other liabilities	-	-	-	-	1,930
Junior subordinated debenture	5,155	-	-	-	5,155
Stockholders’ equity:	-	-	-	-	26,628

Total liabilities and stockholders' equity	$123,144	$65,895	$53,064	$21,088	$364,318

GAP	$(103,665)	$(46,581)	$22,043	$201,146
Cumulative GAP	$(103,665)	$(150,246)	$(128,203)	$72,943
Cumulative GAP as a % of total assets	-28.45%	-41.24%	-35.19%	20.02%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of June 30, 2010, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-3.4%	-1.9%	4.8%	3.8%
% Change in Economic Value of Equity	-20.5%	-10.6%	6.8%	-2.6%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2010, totaled $18,028,000, an increase of $6,594,000 (57.67%) from the December 31, 2009 total of $11,434,000.

As of June 30, 2010, the Bank was permitted to draw on a $72,490,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of June 30, 2010, there were $27.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities ranging from September 2010 through August 2018.  In addition, the Bank has one unsecured federal funds line of credit in the amount of $9.0 million from a commercial bank, of which nothing was outstanding as of June 30, 2010. Furthermore, as of June 30, 2010, the Company had outstanding $5,155,000 of its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company.

The Company’s stockholders’ equity increased $1,479,000 (5.88%) during the six months ended June 30, 2010, due mainly to an increase in other comprehensive income, net of taxes, with a lesser increase in retained earnings.  The Company’s accumulated other comprehensive income (loss), net of taxes ( benefits) increased by $1,213,000 (117.09%) from ($1,036,000) at December 31, 2009 to $177,000 at June 30, 2010, as a result of an increase in the market value of securities classified as available for sale.  Retained earnings increased by $184,000 (1.29%) as the result of the Company’s net income for the six months, partially offset by dividends.  Common stock and surplus increased due to dividend reinvestment during the six months of 2010.  In addition, $82,543 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At June 30, 2010, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.59%, a Tier 1 risk-based capital ratio of 13.517% and a total risk-based capital ratio of 14.83%.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated August 4, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: August 4, 2010	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer