Form 10-Q
period 2010-09-30
GLEN BURNIE BANCORP
filed 2010-11-05
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2010

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

At October 25, 2010, the number of shares outstanding of the registrant’s common stock was 2,697,364

TABLE OF CONTENTS

		Page

Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, September 30, 2010
	(unaudited) and December 31, 2009 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Nine
	Months Ended September 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the
	Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	18

Part II - Other Information

Item 6.	Exhibits	19

	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)

ASSETS

Cash and due from banks	$6,705	$6,994
Interest-bearing deposits in other financial institutions	1,197	3,748
Federal funds sold	2,130	692
Cash and cash equivalents	10,032	11,434
Investment securities available for sale, at fair value	92,489	84,463
Federal Home Loan Bank stock, at cost	1,813	1,858
Maryland Financial Bank stock, at cost	100	100
Common Stock in the Glen Burnie Statutory Trust I	-	155
Loans, less allowance for credit losses (September 30: $4,063; December 31: $3,573)	225,908	235,883
Premises and equipment, at cost, less accumulated depreciation	4,054	4,121
Other real estate owned	215	25
Cash value of life insurance	7,904	7,703
Other assets	5,839	7,655

Total assets	$348,354	$353,397

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$298,484	$294,358
Short-term borrowings	85	81
Long-term borrowings	20,003	27,034
Junior subordinated debentures owed to unconsolidated subsidiary trust	-	5,155
Other liabilities	2,154	1,620
Total liabilities	320,726	328,248

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: September 30: 2,697,364 shares; December 31: 2,683,015 shares	2,697	2,683
Surplus	9,301	9,191
Retained earnings	14,917	14,311
Accumulated other comprehensive income (loss), net of taxes (benefits)	713	(1,036)
Total stockholders’ equity	27,628	25,149

Total liabilities and stockholders’ equity	$348,354	$353,397

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income on:
Loans, including fees	$3,696	$3,853	$11,091	$11,430
U.S. Treasury and U.S. Government agency securities	482	511	1,495	1,381
State and municipal securities	363	320	1,023	979
Other	67	65	183	181
Total interest income	4,608	4,749	13,792	13,971

Interest expense on:
Deposits	923	1,246	2,867	3,769
Short-term borrowings	-	-	-	-
Long-term borrowings	266	266	791	793
Junior subordinated debentures	208	137	648	410
Total interest expense	1,397	1,649	4,306	4,972

Net interest income	3,211	3,100	9,486	8,999

Provision for credit losses	300	337	1,050	696

Net interest income after provision for credit losses	2,911	2,763	8,436	8,303

Other income:
Service charges on deposit accounts	162	178	480	517
Other fees and commissions	226	227	618	609
Other non-interest income	87	(11)	90	(11)
Income on life insurance	67	68	201	205
Gains on investment securities	176	135	176	184
Total other income	718	597	1,565	1,504

Other expenses:
Salaries and employee benefits	1,660	1,616	5,009	4,733
Occupancy	207	221	627	673
Impairment of securities	-	-	66	30
Other expenses	862	875	2,630	2,643
Total other expenses	2,729	2,712	8,332	8,079

Income before income taxes	900	648	1,669	1,728

Income tax expense	211	121	259	256

Net income	$689	$527	$1,410	$1,472

Basic and diluted earnings per share of common stock	$0.25	$0.20	$0.52	$0.53

Weighted average shares of common stock outstanding	2,692,329	2,673,759	2,687,724	2,753,571

Dividends declared per share of common stock	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$689	$527	$1,410	$1,472

Other comprehensive income (loss) , net of tax

Unrealized gains (losses) securities:

Unrealized holding gains arising during the period	642	1,780	1,855	1,373

Reclassification adjustment for (gains) included in net income	(106)	(81)	(106)	(111)

Comprehensive income	$1,225	$2,226	$3,159	$2,734

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,410	$1,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	767	462
Provision for credit losses	1,050	696
Gains on disposals of assets, net	(258)	(168)
Impairment of securities	66	30
Income on investment in life insurance	(201)	(204)
Changes in assets and liabilities:
Decrease (increase) in other assets	568	(99)
Increase (decrease) in other liabilities	538	(86)

Net cash provided by operating activities	3,940	2,103

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	14,065	9,623
Proceeds from maturities and sales of other investment securities	4,185	7,428
Purchases of investment securities	(23,708)	(38,311)
Sales (purchases) of Federal Home Loan Bank stock	45	(90)
Redemption of common stock in the Glen Burnie Statutory Trust I	155	-
Proceeds from sale of other real estate	451	549
Purchases of other real estate	(512)	(41)
Decrease (increase) in loans, net	8,925	(4,697)
Purchases of premises and equipment	(208)	(1,196)

Net cash provided (used) by investing activities	3,398	(26,735)

Cash flows from financing activities:
Increase in deposits, net	4,126	23,668
Increase (decrease) in short-term borrowings, net	4	(569)
Repayment of long-term borrowings	(7,031)	(29)
Repurchase and retirement of common stock	-	(2,836)
Dividends paid	(808)	(968)
Redemption of guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	(5,155)	-
Common stock dividends reinvested	124	134

Net cash (used) provided by financing activities	(8,740)	19,400

Decrease in cash and cash equivalents	(1,402)	(5,232)

Cash and cash equivalents, beginning of year	11,434	21,238

Cash and cash equivalents, end of period	$10,032	$16,006

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2010 and 2009.

Operating results for the three and nine months ended September 30, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic and diluted:
Net income	$689,000	$527,000	$1,410,000	$1,472,000
Weighted average common shares outstanding	2,692,329	2,673,759	2,687,724	2,753,571
Basic and dilutive net income per share	$0.25	$0.20	$0.52	$0.53

Diluted earnings per share calculations were not required for the three and nine months ended September 30, 2010 and 2009, since there were no options outstanding.

NOTE 3 – REPURCHASE AND RETIREMENT OF COMMON STOCK

In February 2008, the Company instituted a Stock Repurchase Program. Under the program, as extended and increased, the Company was authorized to spend up to $4,127,309 to repurchase shares of its outstanding common stock. The repurchases may be made from time to time at a price not to exceed $12.50 per share.

During the three month period ended March 31, 2009, the Company repurchased 297,679 shares at an average price of $9.30 for a total of $2,769,067. During the three month period ended June 30, 2009, the Company repurchased 7,404 shares at an average price of $9.00 for a total of $66,642. During the three month period ended September 30, 2009, the Company did not repurchase any shares. During the three and nine month periods ended September 30, 2010, the Company did not repurchase any shares.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period are required for the annual reporting periods ending on December 31, 2010. Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The adoption of this ASU will result in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance. The Company will comply with this ASU for the annual reporting period ending December 31, 2010 and the interim and annual reporting periods thereafter.

The FASB has issued several exposure drafts which, if adopted, would significantly alter the Company’s (and all other financial institutions’) method of accounting for, and reporting, its financial assets and some liabilities from a historical cost method to a fair value method of accounting as well as the reported amount of net interest income. Also, the FASB has issued an exposure draft regarding a change in the accounting for leases. Under this exposure draft, the total amount of “lease rights” and total amount of future payments required under all leases would be reflected on the balance sheets of all entities as assets and debt. If the changes under discussion in either of these exposure drafts are adopted, the financial statements of the Company could be materially impacted as to the amounts of recorded assets, liabilities, capital, net interest income, interest expense, depreciation expense, rent expense and net income. The Company has not determined the extent of the possible changes at this time. The exposure drafts are in different stages of review, approval and possible adoption.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. No assets are valued under Level 1 inputs at September 30, 2010 or December 31, 2009. The Company has assets measured by fair value measurements on a non-recurring basis during 2010. At September 30, 2010, these assets include 19 loans classified as nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and one property classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

December 31, 2009	Level 1	Level 2	Level 3
Recurring:
Investment securities Available For Sale (AFS)	$-	$84,463	$-

Non-recurring:
Impaired loans	-	-	7,326
OREO	-	25	-
	-	84,488	7,326

Activity:
Investment securities AFS
Purchases of investment secruties	-	23,708	-
Sales and maturities of investment securities	-	(18,074)	-
Amortization/accretion of premium/discount	-	(447)	-
Increase in market value	-	2,905	-
OTTI on investments	-	(66)	-

Loans
New impaired loans	-	-	3,684
Payments and other loan reductions	-	-	(2,212)
Change in total provision	-	-	(81)
Loans converted to OREO	-	-	(235)

OREO
Purchases of OREO	-	512	-
Sales of OREO	-	(322)	-

September 30, 2010
Recurring:
Investment securities AFS	-	92,489	-

Non-recurring:
Impaired loans	-	-	8,482
OREO	-	215	-
	$-	$92,704	$8,482

The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$6,705	$6,705	$6,994	$6,994
Interest bearing deposits	1,197	1,197	3,748	3,748
Federal funds sold	2,130	2,130	692	692
Investment securities	92,489	92,489	84,463	84,463
Investments in restricted stock	1,913	1,913	2,113	2,113
Ground Rents	178	178	185	185
Loans, net	225,908	228,632	235,883	239,915
Accrued interest receivable	1,477	1,477	1,627	1,627

Financial liabilities:
Deposits	298,484	279,299	294,358	267,358
Short-term borrowings	85	85	81	81
Long-term borrowings	20,003	20,526	27,034	25,979
Dividends payable	227	227	230	230
Accrued interest payable	105	105	113	113
Accrued interest payable on junior subordinated debentures	-	-	172	172
Junior subordinated debentures owed to unconsolidated subsidiary trust	-	-	5,155	5,708

Off-balance sheet commitments	25,059	25,059	22,049	22,049

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 are as follows:

Securities available for sale:	LESS THAN 12 MONTHS		12 MONTHS OR MORE		TOTAL
	FAIR	UNREALIZED	FAIR	UNREALIZED	FAIR	UNREALIZED
	VALUE	LOSS	VALUE	LOSS	VALUE	LOSS

OBLIGATIONS OF U.S. GOVT AGENCIES	$9,000	$30,000	$19,000	$123,000	$28,000	$153,000
STATE AND MUNICIPAL	1,187,000	7,000	3,862,000	163,000	5,049,000	170,000
CORPORATE TRUST PREFERRED	0	0	122,000	766,000	122,000	766,000
MORTGAGE BACKED	8,491,000	79,000	0	0	8,491,000	79,000
	$9,687,000	$116,000	$4,003,000	$1,052,000	$13,690,000	$1,168,000

At September 30, 2010, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Fitch rating of C. The market for these securities at September 30, 2010 was not active and markets for similar securities were also not active. As a result, the Company had cash flow testing performed as of September 30, 2010 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of 75 basis points applied annually with a 15% recovery after a two year lag on both current and future defaulting financial institutions. The testing resulted in a net present value of $967,262 compared to a book value of $888,021.

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

As of September 30, 2010, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On September 30, 2010 the Bank held 14 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities. The Bank has no mortgage-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Except as noted above, as of September 30, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $689,000 ($0.25 basic and diluted earnings per share) for the third quarter of 2010, compared to the third quarter 2009 consolidated net income of $527,000 ($0.20 basic and diluted income per share), a 30.74% increase. Year-to-date net income was $1,410,000 ($0.52 basic and diluted earnings per share) for 2010, compared to the 2009 consolidated net income of $1,472,000 ($0.53 basic and diluted income per share), a 4.21% decrease. The increase in earnings for the third quarter was primarily due to a decrease in interest expense on deposits, a decrease in the provision for credit losses and an increase in total other income from other non-interest income and gains on investment securities. The decrease in earnings year-to-date are primarily due to an increase in the provision for credit losses and an increase in salaries and employee benefits, partially offset by an increase in other non-interest income.

In addition, the Company repaid $5,155,000 in outstanding 10.6% Trust Preferred Securities, maturing on September 7, 2030, on September 7, 2010 which will result in a $546,430 reduction in annual interest expense for the Company. The Company also repaid a $7,000,000 borrowing at 5.84% from the Federal Home Loan Bank of Atlanta, which became due on September 29, 2010, and will result in an annual reduction of $408,800 in interest expense on long-term borrowings.

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

Results Of Operations

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2010 was $3,211,000 and $9,486,000, respectively, compared to $3,100,000 and $8,999,000 for the same periods in 2009, an increase of $111,000 (3.58%) for the three months and an increase of $487,000 (5.41%) for the nine month period.

Interest income for the third quarter decreased from $4,749,000 in 2009 to $4,608,000 in 2010, a 2.79% decrease. The interest income decrease for the three month period was due to a decrease in loan income and interest income on U.S. Government agency securities, partially offset by an increase in income on state and municipal securities. Interest income for the nine months decreased from $13,971,000 in 2009 to $13,792,000 in 2010, a 1.28% decrease. The interest income decrease for the nine month period was due to a decrease in loan income, partially offset by an increase in interest income on U.S. Government agency securities and income on state and municipal securities.

Interest expense for the third quarter decreased from $1,649,000 in 2009 to $1,397,000 in 2010, a 15.28% decrease. Interest expense for the nine months decreased from $4,972,000 in 2009 to $4,306,000 in 2010, a 13.40% decrease. The decreases in interest expense for the three and nine month periods ended September 30, 2010 were due to a decrease in interest paid on deposit balances and was partially offset by an increase in the expense for the junior subordinated debentures, which was paid off in September 2010.

Net interest margins for the three and nine months ended September 30, 2010 was 4.02% and 4.07%, compared to tax equivalent net interest margins of 3.99% and 4.00% for the three and nine months ended September 30, 2009. Although net interest margins for the 2009 and 2010 periods were nearly identical, interest expense, as noted above, and the resulting net interest margins for the 2010 periods include the accrual of the planned September 7, 2010 early repayment penalty on the Trust Preferred Securities.

Provision for Credit Losses. The Company made a provision for credit losses of $300,000 and $1,050,000 during the three and nine month periods ended September 30, 2010 and $337,000 and $696,000 for credit losses during the three and nine month periods ended September 30, 2009. As of September 30, 2010, the allowance for credit losses equaled 70.53% of non-accrual and past due loans compared to 117.61% at December 31, 2009 and 55.33% at September 30, 2009. During the three and nine month periods ended September 30, 2010, the Company recorded net charge-offs of $132,000 and $560,000, compared to net charge-offs of $173,000 and $756,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2010 period represent 0.32% of the average loan portfolio.

Other Income. Other income increased from $597,000 for the three month period ended September 30, 2009, to $718,000 for the corresponding 2010 period, a $121,000 (20.27%) increase. For the nine month period, other income increased from $1,504,000 at September 30, 2009, to $1,565,000 for the corresponding 2010 period, a $61,000 (4.06%) increase. These increases were related to gains on sales of investments in the 2010 periods and increases in other non-interest income, specifically a gain on real estate sold.

Other Expenses. Other expenses increased from $2,712,000 for the three month period ended September 30, 2009, to $2,729,000 for the corresponding 2010 period, a $17,000 (0.63%) increase. Other expenses increased from $8,079,000 for the nine month period ended September 30, 2009, to $8,332,000 for the corresponding 2010 period, a $253,000 (3.13%) increase. The increases for the three and nine month periods were primarily increases in salaries, health insurance and pension expenses. These increases were partially offset by a decrease in occupancy expenses for the three and nine month periods primarily due to the relocation of a branch office from leased to owned space.

Income Taxes. During the three and nine months ended September 30, 2010, the Company recorded income tax expense of $211,000 and $259,000, compared to income tax expense of $121,000 and $256,000 for the same periods in 2009. The Company’s effective tax rate for the three and nine month periods in 2010 was 23.4%, and 15.5%, respectively, compared to 18.7% and 14.8% for the prior year period. The increase in the effective tax rate for the three and nine month periods were due to a decrease in the proportion of tax exempt income. For the nine month period, the increase was also due to the effect of the impairment of securities.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the third quarter of 2010, comprehensive income, net of tax, totaled $1,225,000, compared to the September 30, 2009 comprehensive income of $2,226,000. Year-to-date comprehensive income, net of tax, totaled $3,159,000, as of September 30, 2010, compared to the September 30, 2009 total of $2,734,000. The increases were due to an increase in net unrealized gains on securities arising during the three and nine month periods.

Financial Condition

General. The Company’s assets decreased to $348,354,000 at September 30, 2010 from $353,397,000 at December 31, 2009, primarily due to a decrease in loans, cash and cash equivalents and other assets, offset partially by an increase in securities. The Bank’s net loans totaled $225,908,000 at September 30, 2010, compared to $235,883,000 at December 31, 2009, a decrease of $9,975,000 (4.23%), primarily attributable to decreases in auto loans, commercial and industrial mortgages and mortgage loans purchased., partially offset by a decrease in mortgage participations sold and an increase in land development loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $92,489,000 at September 30, 2010, an $8,026,000 (9.50%) increase from $84,463,000 at December 31, 2009. This increase was funded by the increase in deposits and payments on loans received during the nine month period. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2010, totaled $10,032,000, a decrease of $1,402,000 (12.26%) from the December 31, 2009 total of $11,434,000. This decrease comes from the payoff of a $7 million advance and the payoff of over $5 million in junior subordinated debentures in the month of September 2010.

Deposits as of September 30, 2010, totaled $298,484,000, which is an increase of $4,126,000 (1.40%) from $294,358,000 at December 31, 2009. Demand deposits as of September 30, 2010, totaled $70,133,000, which is an increase of $2,325,000 (3.43%) from $67,808,000 at December 31, 2009. NOW accounts as of September 30, 2010, totaled $22,569,000, which is an increase of $216,000 (0.97%) from $22,353,000 at December 31, 2009. Money market accounts as of September 30, 2010, totaled $16,667,000, which is an increase of $1,383,000 (9.05%), from $15,284,000 at December 31, 2009. Savings deposits as of September 30, 2010, totaled $51,614,000, which is an increase of $3,236,000 (6.69%) from $48,378,000 at December 31, 2009. Certificates of deposit over $100,000 totaled $31,768,000 on September 30, 2010, which is an increase of $191,000 (0.60%) from $31,577,000 at December 31, 2009. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $105,733,000 on September 30, 2010, which is a $3,225,000 (2.96%) decrease from the $108,958,000 total at December 31, 2009. Management continues to believe that the growth in deposits was due in part to the ongoing instability in the stock market and the resulting reallocation of investment portfolios by the Bank’s customers.

Asset Quality. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated.

	At September 30,	At December 31,
	2010	2009
	(Dollars in Thousands)

Restructured loans	$2,759	$87

Non-accrual loans:
Real-estate - mortgage:
Residential	$506	$215
Commercial	2,259	2,626
Real-estate - construction	-	-
Installment	197	176
Home Equity	-	-
Commercial	24	-

Total non-accrual loans	2,986	3,017

Accruing loans past due 90 days or more:
Real-estate - mortgage:
Residential	24	8
Commercial	1,475	-
Real-estate - construction	-	-
Installment	-	1
Credit card and related	-	-
Commercial	1,276	12
Other	-	-

Total accruing loans past due 90 days or more	2,775	21

Total non-accrual loans and past due loans	$5,761	$3,038

Non-accrual and past due loans to gross loans	2.51%	1.26%

Allowance for credit losses to non-accrual and past due loans	70.53%	117.61%

At September 30, 2010, there was $2,133,000 in loans outstanding, other than those reflected in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. All prior period troubled debt restructurings are performing under the terms of the new modified agreements and are not reflected in the above table.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$3,573	$2,022

Charge-offs	(1,087)	(1,017)
Recoveries	527	261
Net charge-offs	(560)	(756)
Provisions charged to operations	1,050	696

Ending balance	$4,063	$1,962

Average loans	$231,637	$238,052

Net charge-offs to average loans (annualized)	0.32%	0.42%

Reserve for Unfunded Commitments. As of September 30, 2010, the Bank had outstanding commitments totaling $25,059,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2010.

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

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2010.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$6,705
Federal funds and overnight deposits	3,327	-	-	-	3,327
Securities	-	556	1,064	90,869	92,489
Loans	17,140	14,966	69,298	124,504	225,908
Fixed assets	-	-	-	-	4,054
Other assets	-	-	-	-	15,871

Total assets	$20,467	$15,522	$70,362	$215,373	$348,354

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$70,133
NOW accounts	22,569	-	-	-	22,569
Money market deposit accounts	16,667	-	-	-	16,667
Savings accounts	51,614	-	-	-	51,614
IRA accounts	2,579	10,781	24,435	725	38,520
Certificates of deposit	26,449	43,171	28,721	640	98,981
Short-term borrowings	85	-	-	-	85
Long-term borrowings	3	-	-	20,000	20,003
Other liabilities	-	-	-	-	2,154
Stockholders’ equity:	-	-	-	-	27,628

Total liabilities and stockholders' equity	$119,966	$53,952	$53,156	$21,365	$348,354

GAP	$(99,499)	$(38,430)	$17,206	$194,008
Cumulative GAP	$(99,499)	$(137,929)	$(120,723)	$73,285
Cumulative GAP as a % of total assets	-28.56%	-39.59%	-34.66%	21.04%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of September 30, 2010, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-3.5%	-2.5%	1.7%	0.4%
% Change in Economic Value of Equity	-22.0%	-12.1%	5.4%	-3.3%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2010, totaled $10,032,000, a decrease of $1,402,000 (12.26%) from the December 31, 2009 total of $11,434,000.

As of September 30, 2010, the Bank was permitted to draw on a $60,039,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of September 30, 2010, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018. In addition, the Bank has one unsecured federal funds line of credit in the amount of $9.0 million from a commercial bank, of which nothing was outstanding as of September 30, 2010. The Company repaid in September 2010, $5,155,000 plus accrued interest and prepayment penalties of $546,690 on its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company, and the Bank repaid a $7 million plus accrued interest of $104,471 on a 5.48% FHLB advance that had come due. While other interest earning assets of the Bank were used to pay these two obligations, the interest rates earned on those assets were significantly lower than the interest rates paid by the Company on these two obligations. The Bank cannot predict where these funds could have been deployed and at what rates of interest if these funds remained available to the Bank for investment and loans, but the Company is confident that the rates of return to the Bank would be significantly lower than the cost to the Bank of the two repaid obligations. Accordingly, the impact that these two repayments will have on the Bank’s net interest income and net interest margins cannot be predicted.

The Company’s stockholders’ equity increased $2,479,000 (9.86%) during the nine months ended September 30, 2010, due mainly to an increase in other comprehensive income, net of taxes, and retained net income from the period. The Company’s accumulated other comprehensive income (loss), net of taxes ( benefits) increased by $1,749,000 (168.82%) from ($1,036,000) at December 31, 2009 to $713,000 at September 30, 2010, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $606,000 (4.23%) as the result of the Company’s net income for the nine months, partially offset by dividends. Common stock and surplus increased due to dividend reinvestment during the nine months of 2010. In addition, $124,817 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2010, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 7.30%, a Tier 1 risk-based capital ratio of 11.80% and a total risk-based capital ratio of 13.60%.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated November 4, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: November 5, 2010	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer