Form 10-K
period 2010-12-31
GLEN BURNIE BANCORP
filed 2011-03-11
CIK 890066

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010 or
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
Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $18,771,806.

The number of shares of common stock outstanding as of February 28, 2011 was 2,702,093.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2010 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

Item 1.	Business	3
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
	Executive Officers of the Registrant	17

PART II

Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	28
Item 9A.	Controls and Procedures	29
Item 9B.	Other Information	29

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	30
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships and Related Transactions, and Director Independence	30
Item 14.	Principal Accountant Fees and Services	30

PART IV

Item 15.	Exhibits and Financial Statement Schedules	31

Signatures		32

PART I

ITEM 1.  BUSINESS

General

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland. The Company owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Odenton, Riviera Beach, Crownsville, Severn (two locations), Linthicum and Severna Park, Maryland. The Bank also maintains two remote Automated Teller Machine (“ATM”) locations in Ferndale and Pasadena, Maryland. The Bank maintains a website at www.thebankofglenburnie.com. The Bank is the oldest independent commercial bank in Anne Arundel County. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans.  The Bank also originates automobile loans through arrangements with local automobile dealers.  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

Economic and Credit Turmoil of 2008, 2009 and 2010

The turmoil and economic downturn of 2008, which continued in 2009, has engulfed the United States and world financial services industry. The ensuing overall consequences to numerous industries and the U.S. economy is well known and discussed daily in the media.  The Bank and, as a result, the Company, have not been immune to the impact of these difficult economic times.  While, due to conservative lending decisions, the Bank has no exposure to the credit issues affecting the sub-prime residential mortgage market, the economic slowdown resulted in the necessity of our contributing $2,442,976 to the provision for loan losses in 2009, in addition to the $1,145,649 provision made in 2008, primarily due to valuation issues in our commercial mortgage portfolio and continuing delinquency in our indirect automobile portfolio combined with adjustments we made to the risk factors in our calculation of required loan loss reserves. In addition, the economic downturn also resulted in an FDIC insurance premium assessment for 2009 of $549,716 which increased rates continued for 2010, a more than 1,400% increase from the 2008 assessment of $35,544.  In 2008, the economic downturn also resulted in the necessity of the Bank taking in our first OREO (Other Real Estate Owned) property on a defaulted mortgage since 1999.  Also in 2008, the Federal Housing Finance Agency was named conservator over both the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), two government sponsored agencies in which we had invested through the purchase of $3,000,000 of AAA rated preferred stock.  As a result, in 2008 we wrote down the value of those investments to $184,000 by taking a charge to earnings in third quarter of 2008 of $2,816,000.  Each of these factors will be discussed as appropriate elsewhere in this report.  Nevertheless, despite the continuing economic downturn and these events, which are unusual for us in any year, we realized net income of $1,262,462 for 2009, and $403,962 net income for 2008.  The Bank and others believe that the economy showed signs of improvement in 2010, although economic weakness continues in the real estate and other markets.  For 2010, we realized net income of $2,064,785.  We remain well capitalized and did not need to apply for any funding from the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP).  During the past three years, we continued to lend money and, we believe, meet the needs of our customers and neighbors through a difficult time.  We believe we are a sound, conservatively run financial institution that has been profitable in 2008, 2009 and 2010 despite the deterioration in the economic environment and the outside forces that have affected us these past three years.

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

The Company’s total loan portfolio decreased in 2010 and increased during the 2009, 2008, 2007, and 2006 fiscal years. In 2010, the decrease in the loan portfolio was primarily due to decreases in indirect loans, commercial mortgages, secured demand commercial loans and commercial loans, partially offset by increases in refinance and purchase money mortgage loans and land development loans.  Mortgage participations purchased decreased but so did mortgage participations sold.  In 2009, the increase in the loan portfolio was primarily due to increases in refinanced mortgage loans, purchase money mortgage loans, home equity and commercial mortgages, partially offset by a decrease in indirect loans and mortgage participations purchased. In 2008, the increase in the loan portfolio was primarily due to increases in refinanced mortgage loans, commercial and residential construction loans and mortgage participations purchased, partially offset by additional mortgage participations sold and a decrease in indirect loans.  In 2007, the increases were due to residential and commercial mortgages and construction, offset by a decrease in indirect lending and mortgage participations purchased and an increase in mortgage participations sold.  In 2006, the increases were primarily due to an increase in commercial mortgages (due to an increase in participations), offset by decreases in residential mortgages and indirect automobile loans.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2010		2009		2008		2007		2006
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$102,199	43.62%	$95,683	39.81%	$87,708	36.85%	$76,781	37.98%	$68,341	34.88%
Commercial	72,670	31.02	79,845	33.23	76,153	31.99	47,843	23.66	53,164	27.13
Construction and land development	5,363	2.29	1,743	0.73	6,590	2.77	5,876	2.91	1,609	0.83

Consumer:
Installment	16,407	7.00	15,965	6.64	16,451	6.91	17,087	8.45	15,044	7.67
Credit card	168	0.07	166	0.07	173	0.07	143	0.07	144	0.08
Indirect automobile	30,286	12.93	37,092	15.44	43,970	18.47	49,260	24.37	52,539	26.81
Commercial	7,193	3.07	9,801	4.08	6,974	2.94	5,184	2.56	5,077	2.60
Gross loans	234,286	100.00%	240,295	100.00%	238,019	100.00%	202,174	100.00%	195,918	100.00%
Unearned income on loans	(1,035)		(839)		(864)		(816)		(743)
Gross loans net of unearned income	233,251		239,456		237,155		201,357		195,175
Allowance for credit losses	(3,400)		(3,573)		(2,022)		(1,604)		(1,839)
Loans, net	$229,851		$235,883		$235,133		$199,753		$193,336

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2010. Demand loans and loans which have no stated maturity, are treated as due in one year or less. At December 31, 2010, the Bank had $42,552,709 in loans due after one year with variable rates and $155,319,356 in such loans with fixed rates.

	Due Within One Year	Due Over One To Five Years	Due Over Five Years	Total
		(In Thousands)
Real Estate - mortgage:
Residential	$8,633	$2,666	$90,900	$102,199
Commercial	19,039	33,336	20,295	72,670
Construction and land development	2,393	2,163	807	5,363
Installment	1,120	8,254	7,033	16,407
Credit Card	37	14	117	168
Indirect automobile	1,237	22,784	6,265	30,286
Commercial	3,954	3,239	-	7,193
	$36,413	$72,456	$125,417	$234,286

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

Installment Lending.  The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment.  Such loans provide for repayment in regular installments and are secured by the goods financed.  Also included in installment loans are overdraft loans and other credit repayable in installments.  As of December 31, 2010, approximately 57.34% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 42.66% had been originated for consumer purposes.

Indirect Automobile Lending.  The Bank commenced its indirect automobile lending program in January 1998.  The Bank finances new automobiles for terms of up to 72 months and used automobiles for terms of up to 66 months.    The Bank does not lend more than the MSRP on new vehicles. On used vehicles, the Bank will not lend more than 110% of the average wholesale published in a nationally recognized used vehicle pricing guide.  The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses.  The Bank originates indirect loans through a network of approximately 50 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties.  Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses.  Under this authority, the Bank would have been permitted to lend up to $2.86 million to any one borrower at December 31, 2010.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital).  Under this formula, the Bank is permitted to lend up to $4.49 million to any one borrower from and after January 1, 2011. At December 31, 2010, the largest amount outstanding to any one borrower and its related interests was $4,618,000.

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

While the Bank has weathered the economic and credit turbulence during 2010 and remains strong, the Bank experienced a significant increase in non-accrual loans as of December 31, 2010.  The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)
Restructured Loans	$-	$87	$-	$578	$-

Non-accrual loans:
Real estate – mortgage:
Residential	$976	$215	$-	$-	$3
Commercial	4,522	2,626	659	-	-
Real estate - construction	-	-	-	-	-
Installment	125	176	208	212	46
Commercial	1,360	-	-	-	8
Total non-accrual loans	6,983	3,017	867	212	57

Accruing loans past due 90 days or more
Real estate – mortgage:
Residential	-	8	3	512	2
Commercial	-	-	-	-	-
Real estate - construction	-	-	5	-	-
Installment	-	1	26	-	-
Commercial	-	12	-	128	-
Total accruing loans past due 90 days or more	-	21	34	640	2
Total non-accrual and past due loans	$6,983	$3,038	$901	$852	$59
Non-accrual and past due loans to gross loans	2.99%	1.26%	0.38%	0.43%	0.03%
Allowance for credit losses to non-accrual and past due loans	48.69%	117.61%	224.42%	188.27%	3,116.95%

For the year ended December 31, 2010, interest of $145,148 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $6,361,029, or 91.1%, of the Bank’s total $6,983,004 non-accrual loans at December 31, 2010 were attributable to 5 borrowers.  None of these borrowers was in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time.

At December 31, 2010, there were loans outstanding, totaling $4,440,733, not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.  These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2010, the Company had $215,000 in real estate acquired in partial or total satisfaction of debt, compared to $25,000 and $550,000 in such properties at each of December 31, 2009 and 2008.  This increase was the result of a property acquired in 2010.  The $25,000 balance at December 31, 2009 reflects the deposit on OREO acquired during 2009, which was awaiting ratification by the court.  All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2010, see “Item 2. — Properties.”

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

In 2010, the Bank decreased its provision for credit losses even with net charge offs on indirect loans of $406,000 and on commercial mortgages of $814,000.  Many of the loans already had specific reserves from the previous year.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars In Thousands)
Beginning Balance	$3,573	$2,022	$1,604	$1,839	$2,201

Loans charged off
Real estate - mortgage:
Residential	66	85	-	-	1
Commercial	825	-	-	-	-
Real estate - construction	-	-	-	-	-
Installment	959	1,070	1,079	591	528
Credit card & related	-	-	-	-	-
Commercial	12	133	2	-	253
Total	1,862	1,288	1,081	591	782

Recoveries
Real estate - mortgage:
Residential	85	-	-	-	1
Commercial	11	-	-	-	-
Real estate - construction	-	-	-	-	-
Installment	497	359	333	258	335
Credit card & related	-	-	-	-	-
Commercial	46	37	20	48	22
Total	639	396	353	306	358
Net charge offs/(recoveries)	1,223	892	728	285	424
Provisions (credited) charged to operations	1,050	2,443	1,146	50	62
Ending balance	$3,400	$3,573	$2,022	$1,604	$1,839
Average loans	$234,495	$239,788	$219,485	$199,632	$186,706
Net charge-offs to average loans	0.53%	0.37%	0.33%	0.14%	0.23%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2010, 2009, 2008, 2007, and 2006:

	At December 31,
	2010		2009
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$196	43.62%	$162	39.81%
Commercial	2,096	31.02	2,377	33.23
Real Estate — construction	12	2.29	4	0.73
Installment	196	7.00	146	6.64
Credit Card	-	0.07	-	0.07
Indirect automobile	634	12.93	697	15.44
Commercial	263	3.07	237	4.08
Unallocated	3	-	(50)	-
Total	$3,400	100.00%	$3,573	100.00%

	At December 31,
	2008		2007		2006
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate – mortgage:
Residential	$123	36.85%	$117	37.98%	$149	34.88%
Commercial	460	31.99	163	23.66	314	27.13
Real Estate – construction	63	2.77	102	2.91	14	0.83
Installment	161	6.91	55	8.45	103	7.67
Credit Card	-	0.07	-	0.07	-	0.08
Indirect automobile	942	18.47	892	24.37	1,119	26.81
Commercial	240	2.94	257	2.56	260	2.60
Unallocated	33	-	18	-	120	-
Total	$2,022	100.00%	$1,604	100.00%	$1,839	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2010	2009	2008
	(In Thousands)
U.S. Treasury securities	$-	$-	$-
U.S. Government agencies and mortgage backed securities	52,365	54,030	25,571
Obligations of states and political subdivisions	34,776	30,073	31,466
Corporate trust preferred	1,793	2,080	2,169
Total investment securities	$88,935	$86,183	$59,206

The following table sets forth the scheduled maturities, amortized costs and weighted average yields for the Company’s investment securities portfolio at December 31, 2010:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total
	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield
U.S. Treasury securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Government agencies and mortgage backed securities	-	-	-	-	1,125	5.00	51,241	4.50	52,366	4.51
Obligations of states and political subdivisions	-	-	1,589	3.51	305	3.43	32,882	4.47	34,776	4.42
Corporate trust preferred	-	-	-	-	-	-	1,793	8.60	1,793	8.60
Total investment securities	$-	-%	$1,589	3.51%	$1,430	4.67%	$85,916	4.58%	$88,935	4.56%

At December 31, 2010, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in northern Anne Arundel County. Consolidated total deposits were $294,444,828 as of December 31, 2010. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $55.47 million under a line of credit from the FHLB of Atlanta as of December 31, 2010.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2010, the Bank had approximately $44.2 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2010:

Amount (In Thousands)
Three months or less	$7,517
Over three through six months	6,504
Over six through 12 months	7,736
Over 12 months	22,436
Total	$44,193

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs.  The Bank may draw on a $55.47 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities.   There was a $4 million daily rate credit line advance outstanding at December 31, 2010, with a variable rate.  This advance can be paid back in whole or partially.  The interest is computed daily on the advance and charged at the end of the month.  This advance is scheduled to mature on November 22, 2011 and the rate was 0.47% at December 31, 2010.  There was $10 million in a convertible advance under this credit arrangement at December 31, 2010. The advance matures in November 1, 2017, is callable monthly, and bears a 3.28% rate of interest. There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018.  This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018.  This advance has a 3.344% rate of interest and is callable quarterly, starting August 22, 2011. The Bank also has an unsecured line of credit in the amount of $3 million from another commercial bank but currently has no balance outstanding.  The Bank paid off the mortgage note on the 103 Crain Highway address.

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

Employees

At December 31, 2010, the Bank had 118 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2010, the Bank was well capitalized as defined by the FDIC’s regulations.

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

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$699,341	10,000	$86,441,035

Branches:
Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	167,783	6,000	38,975,886

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	228,426	2,500	31,055,075

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	315,033	3,000	51,986,175

Severn 811 Reece Road Severn, MD 21144	1984	Owned	142,713	2,500	26,756,463

New Cut Road 740 Stevenson Road Severn, MD 21144	1995	Owned	1,397,720	2,600	25,193,939

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	107,903	2,500	15,938,661

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	60,684	2,184	18,626,494

Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	736,177	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	267,835	3,727	N/A

At December 31, 2010, the Bank owned one foreclosed real estate property with a total book value of $215,000.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2010, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	78	President Emeritus
Michael G. Livingston	57	President and Chief Executive Officer
John E. Porter	57	Senior Vice President and Chief Financial Officer

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

The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”.  As of February 22, 2011, there were 424 record holders of the Common Stock.  The closing price for the Common Stock on that date was $8.62.

 The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2010 and 2009 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  Also shown are dividends declared per share for these periods.

	2010			2009
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$11.70	$8.50	$0.10	$10.96	$8.41	$0.10
June 30,	10.95	9.00	0.10	9.40	7.80	0.10
September 30	10.10	7.74	0.10	9.25	7.70	0.10
December 31	9.60	7.75	0.10	9.76	8.09	0.10

A regular dividend of $0.10 was declared for stockholders’ of record on December 27, 2010, payable on January 6, 2011.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$12,880	$12,102	$11,922	$11,866	$11,821
Provision for Credit Losses	1,050	2,443	1,146	50	62
Other Income	1,899	2,365	2,051	2,157	2,244
Other Expense	11,178	10,995	13,102	10,433	10,682
Net Income	2,065	1,262	404	2,782	2,720

Share Data:
Basic Net Income Per Share	$0.76	$0.46	$0.14	$0.93	$0.92
Diluted Net Income Per Share	0.76	0.46	0.14	0.93	0.92
Cash Dividends Declared Per Common Share	0.40	0.40	0.45	0.45	0.45
Weighted Average Common Shares Outstanding:
Basic	2,690,218	2,734,524	2,981,124	2,988,796	2,972,362
Diluted	2,690,218	2,734,524	2,981,124	2,988,796	2,972,362

Financial Condition Data:
Total Assets	$347,067	$353,397	$332,502	$307,274	$317,746
Loans Receivable, Net	229,851	235,883	235,133	199,753	193,337
Total Deposits	294,445	294,358	269,768	252,917	274,833
Long Term Borrowings	20,000	27,034	27,072	17,107	7,140
Junior Subordinated Debentures	-	5,155	5,155	5,155	5,155
Total Stockholders’ Equity	26,333	25,149	27,908	29,736	28,201

Performance Ratios:
Return on Average Assets	0.58%	0.36%	0.13%	0.89%	0.84%
Return on Average Equity	7.75	4.87	1.49	9.60	10.00
Net Interest Margin (1)	4.05	4.29	4.31	4.39	4.31
Dividend Payout Ratio	52.11	85.59	332.98	48.33	49.18

Capital Ratios:
Average Equity to Average Assets	7.45%	7.37%	8.99%	9.28%	8.36%
Leverage Ratio	7.64	8.86	10.50	11.34	10.30
Total Risk-Based Capital Ratio	12.58	14.40	14.93	17.50	17.07

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.45%	1.18%	0.85%	0.80%	0.94%
Non-accrual and Past Due Loans to Gross Loans	2.99%	1.26%	0.38%	0.43%	0.03%
Allowance for Credit Losses to Non-Accrual and Past Due Loans	48.69%	117.61%	224.42%	188.27%	3,116.95%
Net Loan Charge-offs (Recoveries) to Average Loans	0.53%	0.37%	0.33%	0.14%	0.23%

(1) Presented on a tax-equivalent basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During 2010, net interest income before provision for credit losses increased to $12,880,012 from $12,101,787 in 2009, a 6.43% increase. Total interest income decreased from $18,644,297 in 2009 to $18,178,967 in 2010, a 2.50% decrease. Interest expense for 2010 totaled $5,298,955, a 19.01% decrease from $6,542,510 in 2009. Net income in 2010 was $2,064,785 compared to $1,262,462 in 2009. The increase in net income was primarily due to the reduction in interest expense and in the provision for loan losses which declined from $2,442,976 in 2009 to $1,050,000 for 2010.

The Bank and, as a result, the Company, experienced improved performance in 2010.  In spite of the continuing economic downturn, our long standing policy of conservative lending decisions and having no exposure to the sub-prime residential mortgage market resulted in minimal charge offs in residential real estate and a decrease in installment loan charge offs combined with an increase in recoveries on installment loans.  Although we took a charge off in 2010 on commercial real estate that we had reserved for in 2009, the Bank’s loan portfolio remained stable in 2010 with net charge offs of $1,223,012 for the year.

In September 2010, the Company repaid $5,155,000 plus accrued interest and prepayment penalties of $546,690 on its 10.6% Junior Subordinated Deferrable Interest Debentures issued to Glen Burnie Statutory Trust I, a Connecticut statutory trust subsidiary of the Company, and the Bank repaid $7 million plus accrued interest of $104,471 on a 5.84% FHLB advance that had come due.  The repayment of the Junior Subordinated Deferrable Interest Debentures will result in a $546,430 reduction in annual interest expense for the Company.  The Bank’s repayment of the FHLB advance will result in an annual reduction of $408,800 in interest expense on long-term borrowings.

All per share amounts throughout this report have been adjusted to give retroactive effect to a 20% stock dividend paid on January 23, 2006 and to a 20% stock dividend paid on January 18, 2008.

Comparison of Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

General. For the year ended December 31, 2010, the Company reported consolidated net income of  $2,064,785 ($0.76 basic and diluted earnings per share) compared to consolidated net income of $1,262,462 ($0.46 basic and diluted earnings per share) for the year ended December 31, 2009 and consolidated net income of $403,962 ($0.14 basic and diluted earnings per share) for the year ended December 31, 2008.  The increase in the 2010 consolidated net income was mainly due to a decrease in interest expense on deposits and a decrease in provision for loan losses.  This was partially offset by a decrease in gains on investment securities.  The increase in 2009 consolidated net income was due to the write down on Fannie Mae and Freddie Mac preferred stock in 2008, offset by an increase in the provision for loan losses and the increased FDIC insurance premium assessment (discussed earlier in this Report, on page 3), and an increase in deposit and long term borrowings expense in 2009.

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

In 2010, the Bank continued its strategy of reducing its portfolio of above market rate savings products and achieved a significant reduction in interest expense on deposits.  The Bank also continued its efforts to increase the portfolio of higher yielding commercial loans and, while successful, was impacted by increased competition from large competitors.  At the same time, we continued to reduce our exposure to lower yielding indirect automobile loans.

Consolidated net interest income for the year ended December 31, 2010 was $12,880,012 compared to $12,101,787 for the year ended December 31, 2009 and $11,922,003 for the year ended December 31, 2008.  The $778,225 increase for the most recent year was primarily due to an increase in interest income on securities and decreases in interest expense on deposits and long-term borrowings, partially offset by a decrease in loan income. The $179,784 increase for 2009 compared to 2008 was primarily due to an increase in loan income partially offset by a decrease in interest income on securities and increases in interest expense on deposits and long-term borrowings.   The interest income, net of tax, for 2010 was $13,618,449, a $811,390 or 6.33% increase from the after tax net interest income for 2009, which was $12,807,059, a $212,720 or 1.69% increase from the $12,594,339 after tax net interest income for 2008.

Interest expense decreased from $6,542,510 in 2009 to $5,298,955 in 2010, a $1,243,555 or a 19.01% decrease, primarily due to a decrease in deposit expense and long-term borrowings (due to the repayment of the $7 million Federal Home Loan Bank of Atlanta loan in September 2010), partially offset by a $273,215 early repayment penalty on the Trust Preferred Securities.   Interest expense increased from $6,254,033 in 2008 to $6,542,510 in 2009, a $288,477 or a 4.62% increase, primarily due to a full year of interest expense on the long-term borrowings and an increase in deposit expense.   Net interest margin for the year ended December 31, 2010 was 4.05% compared to 4.29% and 4.31% for the years ended December 31, 2009 and 2008, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2010	VS.	2009	2009	VS.	2008
		Change Due To:			Change Due To:
	Increase/ Decrease	Rate	Volume	Increase/ Decrease	Rate	Volume
	(In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$(2)	$-	$(2)	$7	$(44)	$51
Interest-bearing deposits	1	2	(1)	(115)	(229)	114

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	62	(461)	523	(109)	(404)	295
Obligations of states and political subdivisions(1)	121	-	121	(121)	68	(189)
All other investment securities	(23)	(10)	(13)	(4)	(1)	(3)
Total investment securities	160	(471)	631	(234)	(337)	103

Loans, net of unearned income:
Demand, time and lease	76	36	40	9	(122)	131
Mortgage and construction	(177)	(307)	130	995	(436)	1,431
Installment and credit card	(501)	77	(578)	(212)	54	(266)
Total gross loans(2)	(602)	(194)	(408)	792	(504)	1,296
Allowance for credit losses	-	-	-	-	-	-
Total net loans	(602)	(194)	(408)	792	(504)	1,296
Total interest-earning assets	$(443)	$(663)	$220	$450	$(1,114)	$1,564

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$14	$-	$14	$(22)	$(23)	$1
Money market	10	-	10	(5)	(8)	3
Other time deposits	(1,264)	(1,225)	(39)	184	(958)	1,142
Total interest-bearing deposits	(1,240)	(1,225)	(15)	157	(989)	1,146
Non-interest-bearing deposits	-	-	-	-	-	-
Borrowed funds	(3)	169	(172)	130	(147)	277
Total interest-bearing liabilities	$(1,243)	$(1,056)	$(187)	$287	$(1,136)	$1,423

(1) Tax equivalent basis.
(2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$3,797	$10	0.25%	$4,843	$12	0.26%	$433	$5	1.15%
Interest-bearing deposits	11,188	16	0.14	12,337	15	0.12	6,560	130	1.98

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	56,868	1,916	3.37	44,367	1,854	4.18	38,532	1,963	5.09
Obligations of states and political subdivisions(1)	31,341	2,134	6.81	29,557	2,013	6.81	32,421	2,134	6.58
All other investment securities	1,995	166	8.32	2,138	189	8.84	2,168	193	8.90
Total investment securities	90,204	4,216	4.67	76,062	4,056	5.33	73,121	4,290	5.87

Loans, net of unearned income:
Demand, time and lease	8,946	475	5.31	8,132	399	4.91	6,082	390	6.41
Mortgage and construction	175,812	10,593	6.03	173,741	10,770	6.20	151,656	9,775	6.45
Installment and credit card	49,737	3,578	7.19	57,915	4,079	7.04	61,747	4,291	6.95
Total gross loans(2)	234,495	14,646	6.25	239,788	15,248	6.36	219,485	14,456	6.59
Allowance for credit losses	(3,874)			(2,037)			(1,479)
Total net loans	230,621	14,646	6.35	237,751	15,248	6.41	218,006	14,456	6.63
Total interest-earning assets	335,810	18,888	5.62	330,993	19,331	5.84	298,120	18,881	6.33
Cash and due from banks	3,182			4,488			7,891
Other assets	18,696			16,709			14,740
Total assets	$357,688			$352,192			$320,751

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$75,541	176	0.23%	$71,124	162	0.23%	$69,468	184	0.26%
Money market	16,756	67	0.40	14,363	57	0.40	13,751	62	0.45
Other time deposits	136,822	3,454	2.52	137,764	4,718	3.42	110,049	4,534	4.12
Total interest-bearing deposits	229,119	3,697	1.61	223,251	4,937	2.21	193,268	4,780	2.47
Short-term borrowed funds	522	1	0.29	262	0	0.02	2,209	51	2.31
Long-term borrowed funds	28,747	1,601	5.57	32,206	1,605	4.98	26,287	1,424	5.42
Total interest-bearing liabilities	258,389	5,299	2.05	255,719	6,542	2.56	221,764	6,255	2.82

Non-interest-bearing deposits	71,212			67,572			68,340
Other liabilities	1,451			2,957			1,806
Stockholders’ equity	26,636			25,944			28,841
Total liabilities and equity	$357,688			$352,192			$320,751
Net interest income		$13,589			$12,789			$12,626
Net interest spread			3.57%			3.28%			3.51%
Net interest margin			4.05%			4.29%			4.31%

1  Tax equivalent basis.  The incremental tax rate applied was 14.88% for 2010 and (13.45%) for 2009.
2  Non-accrual loans included in average balance.

Provision for Credit Losses.  During the year ended December 31, 2010, the Company made a provision of $1,050,000 for credit losses, compared to a provision of $2,442,976 and $1,145,649 for credit losses for the years ended December 31, 2009 and 2008, respectively.  The decrease in 2010 was primarily due to many of the delinquent commercial real estate loans already having specific provisions made in 2009.  At December 31, 2010, the allowance for credit losses equaled 48.69% of non-accrual and past due loans compared to 117.61% and 224.42% at December 31, 2009 and 2008, respectively.  During the year ended December 31, 2010, the Company recorded net charge-offs of $1,223,000 compared to $892,000 and $728,000 in net charge-offs during the years ended December 31, 2009 and 2008, respectively.

Other Income.  Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on Bank owned life insurance (BOLI).  Other income decreased from $2,365,249 in 2009 to $1,898,607 in 2010, a $466,642, or 19.73% decrease. The decrease was primarily due to a decrease in gains on securities, with a lesser decrease in service charges.  Other income increased from $2,050,587 in 2008 to $2,365,249 in 2009, a $314,662, or 15.34% increase.   The increase was primarily due to an increase in gains on securities, partially offset by decreases in service charges and other fees and commissions.

Other Expenses. Other expenses, which consist of non-interest operating expenses, increased from $10,994,851 in 2009 to $11,178,323 in 2010, an $183,470 or 1.67% increase. This increase was primarily due to an increase in employee benefits and a lesser increase in salaries and an additional write-down of one Fannie Mae, two Freddie Macs and two Regional Diversified Funding (Reg. Div.) securities during 2010.  This was primarily offset by a decrease in other expenses and a lesser decrease in occupancy expense.  Other expenses decreased from $13,102,341 in 2008 to $10,994,851 in 2009, a $2,107,490 or 16.08% decrease. This decrease was primarily due to the write-down of one Fannie Mae and two Freddie Mac securities in the amount of $2,816,000 in 2008, offset by increases in salary and employee benefits and FDIC assessments in 2009.

Income Taxes.  During the year ended December 31, 2010, the Company recorded an income tax expense of $485,511, compared to an income tax benefit of $233,253 for the year ended December 31, 2009.  This increase was due to a lesser amount contributed to provision for credit losses in 2010 and less interest expense paid on deposits.  During the year ended December 31, 2009, the Company recorded an income tax benefit of $233,253, compared to an income tax benefit of $679,362 for the year ended December 31, 2008.  This decrease was primarily due to a tax benefit of $1,110,770 from the write-down of $2,816,000 for the Fannie Mae and Freddie Mac securities in 2008.  In addition to this, the amount of tax exempt income on municipal securities decreased and there was a larger amount contributed to provision for credit losses in 2009.

Comparison of Financial Condition at December 31, 2010, 2009 and 2008

The Company’s total assets decreased to $347,067,276 at December 31, 2010 from $353,396,697 at December 31, 2009.  The Company’s total assets increased to $353,396,697 at December 31, 2009 from $332,502,215 at December 31, 2008.

The Company’s net loan portfolio decreased to $229,850,888 at December 31, 2010 compared to $235,882,862 at December 31, 2009 and $235,132,621 at December 31, 2008. The decrease in the loan portfolio during the 2010 period is primarily due to a decrease in indirect automobile loans, commercial mortgages, demand secured commercial loans and participation loans, both those purchased and sold.  They were partially offset by refinance mortgages, purchase money mortgages, land development loans and home equity loans. The increase in the loan portfolio during the 2009 period is primarily due to an increase in commercial mortgages, purchase money mortgages, refinances, home equity and demand commercial secured loans. They were partially offset by a decline in indirect automobile loans and mortgage participations purchased besides a larger provision for credit losses.

During 2010, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $87,268,359, a $2,805,754 or 3.33%, increase from $84,462,605 at December 31, 2009.  This increase is primarily attributable to an increase in municipal securities.  During 2009, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $84,462,605, a $26,513,960 or 45.75%, increase from $57,948,645 at December 31, 2008.  This increase is primarily attributable to an increase in mortgage backed securities and Government Agency collateralized mortgage obligations (CMO) partially offset by a decrease in U.S. Government Agencies and non-Maryland municipal securities.

Deposits as of December 31, 2010 totaled $294,444,828, an increase of $86,991, or 0.03%, from the $294,357,837 total as of December 31, 2009.  Deposits as of December 31, 2009 totaled $294,357,837, an increase of $24,590,239, or 9.12%, from the $269,767,598 total as of December 31, 2008.  Demand deposits as of December 31, 2010 totaled $68,056,610, a $248,911, or 0.37%, increase from $67,807,699 at December 31, 2009.  NOW and Super NOW accounts, as of December 31, 2010, increased by $1,330,322, or 5.96% from their 2009 level to $23,683,375. Money market accounts increased by $1,426,388, or 9.34%, from their 2009 level, to total $16,710,611 at December 31, 2010. Savings deposits increased by $4,628,974, or 9.57%, from their 2009 level, to $53,007,293 at December 31, 2010. Time deposits over $100,000 totaled $44,193,229 on December 31, 2010, a decrease of $1,052,857, or 2.33% from December 31, 2009. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $88,793,710 on December 31, 2010, a $6,494,747 or 6.82% decrease from December 31, 2009.

Total stockholders’ equity as of December 31, 2010 increased by $1,183,524, or 4.71%, from the 2009 period.  The increase was attributed to an increase in earnings less the cash dividends paid, net of dividends reinvested.  Total stockholders’ equity as of December 31, 2009 decreased by $2,759,130, or 9.89%, from the 2008 period.  The decrease was attributed to an increase in accumulated other comprehensive loss, net of tax, and the excess of the cash dividends paid and common stock shares repurchased and retired over the net income for 2009.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2010, the Bank has accrued $200,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2010.

	0-3 Months	Over 3 To 12 Months	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$8,060
Federal funds and overnight deposits	940	-	-	-	940
Securities	-	555	1,054	85,659	87,268
Loans	13,697	18,282	72,455	125,417	229,851
Fixed Assets	-	-	-	-	4,124
Other Assets	-	-	-	-	16,824

Total assets	$14,637	$18,837	$73,509	$211,076	$347,067

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$68,056
NOW accounts	23,683	-	-	-	23,683
Money market deposit accounts	16,711	-	-	-	16,711
Savings accounts	53,007	244	-	-	53,251
IRA accounts	3,818	9,624	23,904	1,114	38,460
Certificates of deposit	21,968	36,594	35,252	469	94,283
Short-term borrowings	4,274	-	-	-	4,274
Long-term borrowings	-	-	-	-	20,000
Other liabilities	-	-	-	-	2,016
Stockholders’ equity	-	-	-	-	26,333

Total liabilities and Stockholders’ equity	$123,461	$46,462	$59,156	$1,583	$347,067

GAP	$(110,407)	$(27,625)	$14,353	$209,493
Cumulative GAP	(110,407)	(138,032)	(123,679)	85,814
Cumulative GAP as a % of total assets	(31.81%)	(39.77%)	(35.64%)	24.73%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model.  However, the Bank believes that the model is a prudent forecasting tool.  As of December 31, 2010, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-3.5%	-1.9%	0.4%	-1.8%
% Change in Economic Value of Equity	-19.8%	-11.2%	0.4%	-11.7%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2010, totaled $9,000,303, a decrease of $2,433,519 or 21.29%, from the December 31, 2009 total of $11,433,822.  This decrease comes from the payoff of a $7 million advance at FHLB and the payoff of over $5 million in junior subordinated debentures during the month of September 2010.

As of December 31, 2010, the Bank was permitted to draw on a $55.47 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and agency securities.  As of December 31, 2010, there was a $4 million daily rate credit borrowing advance outstanding under this line.  This was a short term borrowing due in November 2011 and had a rate of 0.49% at December 31, 2010 but this is a daily variable rate borrowing.  There was also a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017.) There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018.  This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018.  This advance has a 3.344% rate of interest and is callable quarterly, starting August 22, 2011. In addition the Bank has unsecured lines of credit totaling $3 million from a commercial bank on which there is no outstanding balances at December 31, 2010.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital.  At December 31, 2010, the Company was in compliance with these requirements with a leverage ratio of 7.64%, a Tier 1 risk-based capital ratio of 11.33% and total risk-based capital ratio of 12.58%.  At December 31, 2010, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 - Fair Value Measurements and Disclosures amending Topic 820. The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and interim periods therein, beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 amending FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The Company has complied with ASU No. 2010-09.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period are required for the annual reporting periods ending on December 31, 2010.  Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The adoption of this ASU will result in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance. The Company has complied with this ASU for the annual reporting period ending December 31, 2010 and will comply for interim and annual reporting periods thereafter.

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

The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 15 of this Annual Report.

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

 Management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

GLEN BURNIE BANCORP

March 10, 2011	By:	/s/ Michael G. Livingston
Michael G. Livingston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Livingston	President, Chief Executive Officer	March 10, 2011
Michael G. Livingston	and Director

/s/ F. William Kuethe, Jr.	President Emeritus and Director	March 10, 2011
F. William Kuethe, Jr.

/s/ John E. Porter	Senior Vice President and Chief	March 10, 2011
John E. Porter	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 10, 2011
John E. Demyan

/s/ Shirley E. Boyer	Director	March 10, 2011
Shirley E. Boyer

/s/ Thomas Clocker	Director	March 10, 2011
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 10, 2011
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 10, 2011
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 10, 2011
Charles Lynch

/s/ Edward L. Maddox	Director	March 10, 2011
Edward L. Maddox

/s/ William N. Scherer, Sr.	Director	March 10, 2011
William N. Scherer, Sr.

/s/ Karen B. Thorwarth	Director	March 10, 2011
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 10, 2011
Mary Lou Wilcox

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2010, 2009, and 2008, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended.  Glen Burnie Bancorp and subsidiaries’ management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2010, 2009, and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Salisbury, Maryland
March 10, 2011

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2010	2009	2008

Assets
Cash and due from banks	$6,492,313	$6,993,811	$6,960,377
Interest-bearing deposits in other financial institutions	1,567,673	3,748,387	7,883,816
Federal funds sold	940,317	691,624	6,393,710
Cash and cash equivalents	9,000,303	11,433,822	21,237,903
Investment securities available for sale, at fair value	87,268,359	84,462,605	57,948,645
Federal Home Loan Bank stock, at cost	1,745,100	1,858,300	1,767,600
Maryland Financial Bank stock, at cost	100,000	100,000	100,000
Common stock in the Glen Burnie Statutory Trust I	-	155,000	155,000
Ground rents, at cost	178,200	184,900	184,900
Loans, less allowance for credit losses
2010 $3,399,516; 2009 $3,572,528; 2008 $2,021,690;	229,850,888	235,882,862	235,132,621
Premises and equipment, at cost, less accumulated depreciation	4,123,616	4,120,597	3,099,448
Accrued interest receivable on loans and investment securities	1,538,883	1,626,792	1,680,392
Deferred income tax benefits	3,348,974	3,129,435	2,286,483
Other real estate owned	215,000	25,000	550,000
Cash value of life insurance	7,954,062	7,702,656	7,434,573
Other assets	1,743,891	2,714,728	924,650

Total assets	$347,067,276	$353,396,697	$332,502,215

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$68,056,159	$67,807,699	$63,538,759
Interest-bearing	226,388,669	226,550,138	206,228,839
Total deposits	294,444,828	294,357,837	269,767,598
Short-term borrowings	4,273,948	81,290	629,855
Long-term borrowings	20,000,000	27,033,711	27,071,712
Junior subordinated debentures owed to unconsolidated subsidiary trust	-	5,155,000	5,155,000
Dividends payable	231,579	230,285	385,794
Accrued interest payable on deposits	55,131	112,599	139,579
Accrued interest payable on junior subordinated debentures	-	171,518	171,518
Other liabilities	1,729,144	1,105,335	1,272,907
Total liabilities	320,734,630	328,247,575	304,593,963

Commitments and contingencies

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2010 2,702,091 shares; 2009 2,683,015 shares; 2008 2,967,727 shares;	2,702,091	2,683,015	2,967,727
Surplus	9,334,810	9,190,911	11,568,241
Retained earnings	15,300,344	14,311,508	14,129,637
Accumulated other comprehensive loss, net of tax benefits	(1,004,599)	(1,036,312)	(757,353)
Total stockholders' equity	26,332,646	25,149,122	27,908,252

Total liabilities and stockholders' equity	$347,067,276	$353,396,697	$332,502,215

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2010	2009	2008

Interest income on:
Loans, including fees	$14,646,011	$15,248,717	$14,456,017
U.S. Government agency securities	1,915,845	1,854,201	1,962,553
State and municipal securities	1,400,651	1,308,116	1,410,676
Corporate trust preferred securities	166,085	189,012	192,749
Federal funds sold	9,632	12,428	5,034
Other	40,743	31,823	149,007
Total interest income	18,178,967	18,644,297	18,176,036

Interest expense on:
Deposits	3,696,631	4,937,282	4,780,185
Short-term borrowings	1,492	49	50,567
Long-term borrowings	952,705	1,058,749	877,101
Junior subordinated debentures	648,127	546,430	546,180
Total interest expense	5,298,955	6,542,510	6,254,033

Net interest income	12,880,012	12,101,787	11,922,003

Provision for credit losses	1,050,000	2,442,976	1,145,649

Net interest income after provision for credit losses	11,830,012	9,658,811	10,776,354

Other income:
Service charges on deposit accounts	648,183	693,725	737,070
Other fees and commissions	823,854	817,559	849,417
Gains on investment securities, net	175,164	585,882	190,930
Income on life insurance	251,406	268,083	273,170
Total other income	1,898,607	2,365,249	2,050,587

Other expenses:
Salaries and wages	4,856,835	4,792,480	4,694,461
Employee benefits	1,823,669	1,503,848	1,525,023
Occupancy	830,105	871,081	903,976
Furniture and equipment	761,997	761,462	754,191
Other expenses	2,643,509	2,989,201	2,408,690
Total impairment losses on investment securities	979,322	1,179,652	3,640,644
Portion of impairment losses recognized in other comprehensive income (before taxes)	(717,114)	(1,102,873)	(824,644)
Net impairment loss on investment securities	262,208	76,779	2,816,000
Total other expenses	11,178,323	10,994,851	13,102,341

Income (loss) before income taxes (benefits)	2,550,296	1,029,209	(275,400)

Federal and state income taxes (benefits)	485,511	(233,253)	(679,362)

Net income	$2,064,785	$1,262,462	$403,962

Basic and diluted earnings per share of common stock	$0.76	$0.46	$0.14

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2010	2009	2008

Net income	$2,064,785	$1,262,462	$403,962

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period (net of deferred taxes (benefits) 2010 ($13,677); 2009 $18,260; 2008 ($1,264,081));	(20,709)	27,648	(1,913,998)
Reclassification adjustment for impairment loss included in net income (net of deferred tax benefits 2010 $104,293; 2009 $30,539; 2008 $1,110,771)	157,915	46,240	1,705,229
Reclassification adjustment for gains included in net income (net of deferred taxes 2010 $69,671; 2009 $233,034; 2008 $75,942;)	(105,493)	(352,847)	(114,988)
Total other comprehensive income (loss)	31,713	(278,959)	(323,757)

Comprehensive income	$2,096,498	$983,503	$80,205

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2010, 2009, and 2008

					Accumulated
					Other
					Comprehensive	Total
	Common Stock			Retained	(Loss)	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balances, December 31, 2007	2,498,465	$2,498,465	$11,921,129	$15,750,156	$(433,596)	$29,736,154

Net income	-	-	-	403,962	-	403,962
Cummulative effect of adoption of EITF 06-04	-	-	-	(179,794)	-	(179,794)
Shares repurchased and retired	(50,300)	(50,300)	(526,939)	-	-	(577,239)
Cash dividends, $.45 per share	-	-	-	(1,345,128)	-	(1,345,128)
Dividends reinvested under dividend reinvestment plan	20,003	20,003	174,051	-	-	194,054
Stock split effected in form of 20% stock dividend	499,559	499,559	-	(499,559)	-	-
Other comprehensive loss, net of tax	-	-	-	-	(323,757)	(323,757)

Balances, December 31, 2008	2,967,727	2,967,727	11,568,241	14,129,637	(757,353)	27,908,252

Net income	-	-	-	1,262,462	-	1,262,462
Shares repurchased and retired	(305,083)	(305,083)	(2,530,626)	-	-	(2,835,709)
Cash dividends, $.40 per share	-	-	-	(1,080,591)	-	(1,080,591)
Dividends reinvested under dividend reinvestment plan	20,371	20,371	153,296	-	-	173,667
Other comprehensive loss, net of tax	-	-	-	-	(278,959)	(278,959)

Balances, December 31, 2009	2,683,015	2,683,015	9,190,911	14,311,508	(1,036,312)	25,149,122

Net income	-	-	-	2,064,785	-	2,064,785
Cash dividends, $.40 per share	-	-	-	(1,075,949)	-	(1,075,949)
Dividends reinvested under dividend reinvestment plan	19,076	19,076	143,899	-	-	162,975
Other comprehensive income, net of tax	-	-	-	-	31,713	31,713

Balances, December 31, 2010	2,702,091	$2,702,091	$9,334,810	$15,300,344	$(1,004,599)	$26,332,646

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2010	2009	2008

Cash flows from operating activities:
Net income	$2,064,785	$1,262,462	$403,962
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,001,488	652,780	421,229
Provision for credit losses	1,050,000	2,442,976	1,145,649
Deferred income tax benefits, net	(240,485)	(658,719)	(1,605,603)
Gains on disposals of assets, net	(248,221)	(569,428)	(173,393)
Impairment losses on investment securities	262,208	76,779	2,816,000
Income on investment in life insurance	(251,406)	(268,083)	(273,170)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	87,909	53,600	(171,752)
Decrease (increase) in other assets	869,991	(1,838,514)	(118,962)
(Decrease) increase in accrued interest payable	(228,986)	(26,980)	5,305
Increase (decrease) in other liabilities	623,809	(167,572)	(72,369)

Net cash provided by operating activities	4,991,092	959,301	2,376,896

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	13,219,687	7,612,135	4,402,208
Sales of available for sale debt securities	9,073,406	24,920,635	25,977,280
Purchases of available for sale mortgage-backed securities	(18,958,955)	(54,787,147)	(981,811)
Purchases of other available for sale investment securities	(6,748,849)	(4,456,293)	(13,318,481)
Purchase of FHLB stock	113,200	(90,700)	(385,700)
Redemption of common stock in the Glen Burnie Staturtory Trust I	155,000	-	-
(Decrease) increase in loans, net	4,469,727	(3,218,217)	(37,075,138)
Proceeds from sales of other real estate	450,827	548,994	50,000
Purchases of premises and equipment	(377,912)	(1,398,320)	(501,717)

Net cash provided (used) by investing activities	1,396,131	(30,868,913)	(21,149,259)

Cash flows from financing activities:
Increase (decrease) in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	248,460	4,268,940	(5,221,614)
(Decrease) increase in time deposits, net	(161,469)	20,321,299	22,072,446
Increase (decrease) in short-term borrowings	4,192,658	(548,565)	127,326
Proceeds from long-term borrowings	-	-	10,000,000
Repayments of long-term borrowings	(7,033,711)	(38,001)	(35,423)
Cash dividends paid	(1,074,655)	(1,236,100)	(1,344,344)
Common stock dividends reinvested	162,975	173,667	194,054
Redemption of guaranteed preferred beneficial interests in
Glen Burnie Bancorp junior subordinated debentures	(5,155,000)	-	-
Repurchase and retirement of common stock	-	(2,835,709)	(577,239)

Net cash (used) provided by financing activities	(8,820,742)	20,105,531	25,215,206

(Decrease) increase in cash and cash equivalents	(2,433,519)	(9,804,081)	6,442,843

Cash and cash equivalents, beginning of year	11,433,822	21,237,903	14,795,060

Cash and cash equivalents, end of year	$9,000,303	$11,433,822	$21,237,903

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2010	2009	2008

Supplementary Cash Flow Information:
Interest paid	$5,527,941	$6,569,490	$6,248,728
Income taxes paid	275,000	1,125,000	600,000
Total decrease (increase) in unrealized depreciation on available for sale securities	52,659	(463,192)	(551,125)

Supplementary Noncash Investing Activities:
Loans converted to other real estate	512,247	25,000	550,000

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

Any unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models.  The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.  At December 31, 2010, there was no unallocated component of the allowance reflected in the allowance for credit losses.

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

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans.  The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired.  Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expenses of operation are included in other income or expenses.  Gains and losses realized from the sale of OREO are included in other income or expenses.  Loans converted to OREO through foreclosure proceedings totaled $512,247 and $25,000 for the years ended December 31, 2010 and 2009, respectively.  The Bank financed no sales of OREO for 2010, 2009, or 2008.

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

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset.  As of December 31, 2010, 2009, and 2008, certain loans existed which management considered impaired (See Note 4).  During the years ended December 31, 2010 and 2009, management deemed certain investment securities were impaired and recorded an impairment loss on these securities (See Note 3).

Income Taxes:

The provision for Federal and state income taxes is based upon the results of operations, adjusted for tax-exempt income.  Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

Temporary differences which give rise to deferred tax benefits relate principally to accrued deferred compensation, accumulated impairment losses on investment securities, allowance for credit losses, unused alternative minimum tax credits, net unrealized depreciation on investment securities available for sale, accumulated depreciation, OREO, and reserve for unfunded commitments.

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

Note 2.  Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities.  Such reserves averaged approximately $4,700,000, $5,026,000, and $4,781,000 during the years ended December 31, 2010, 2009, and 2008, respectively.

Note 3.  Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$1,028,360	$51,640	$200	$1,079,800
State and municipal	34,775,927	54,285	1,960,277	32,869,935
Corporate trust preferred	1,793,287	64,898	717,115	1,141,070
Mortgage-backed	51,337,038	984,851	144,335	52,177,554

	$88,934,612	$1,155,674	$2,821,927	$87,268,359

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$3,180,360	$14,060	$135,330	$3,059,090
State and municipal	30,073,170	335,146	664,647	29,743,669
Corporate trust preferred	2,080,282	33,521	1,102,874	1,010,929
Mortgage-backed	50,849,527	368,642	569,252	50,648,917

	$86,183,339	$751,369	$2,472,103	$84,462,605

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale:
U.S. Government agencies	$8,686,877	$191,455	$140,280	$8,738,052
State and municipal	31,466,012	235,128	979,935	30,721,205
Corporate trust preferred	2,168,928	-	971,426	1,197,502
Mortgage-backed	16,884,368	413,682	6,164	17,291,886

	$59,206,185	$840,265	$2,097,805	$57,948,645

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$9,000	$200	$-	$-	$9,000	$200
State and Municipal	24,187,563	1,489,402	3,045,857	470,875	27,233,420	1,960,277
Corporate trust preferred	-	-	121,070	717,115	121,070	717,115
Mortgaged-backed	7,309,166	85,522	3,244,475	58,813	10,553,641	144,335

	$31,505,729	$1,575,124	$6,411,402	$1,246,803	$37,917,131	$2,821,927

At December 31,2010, the Company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior notes with a Fitch credit rating of B, which is included in the securities described above.  The market for these securities at December 31, 2010 was not active and markets for similar securities were also not active.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels.  Therefore, a low market price for a particular security may only provide evidence of stress in the credit markets overall rather than being an indicator of credit problems with a particular issuer.

During 2010, the Company took a write down of $110,208 on these trust preferred securities to bring the book value into alignment with the present value of $838,136 which was arrived at as the result of cash flow testing performed by an unrelated third party in order to measure the extent of other-than-temporary-impairment (“OTTI”).  This testing assumed defaults of 75 basis points applied annually with a 15% recovery with a two year lag.

During 2010, the Company also took an additional write down of $152,000 on the Freddie Mac and Fannie Mae securities already written down in 2008.  In management’s judgment the decline in the market value of these securities are permanent in nature and therefore were written down to the current market value as provided by third party repricing provider.

During 2009, the Company took a write down of $76,779 on these trust preferred securities to bring the book value into alignment with the current and performing principal balance outstanding, which we considered to be a prudent action to take in the current environment based on defaults by three of the twenty-nine financial institutions in the pool.  In addition, cash flow testing was performed by an unrelated third party in order to measure the extent of other-than-temporary-impairment (“OTTI”).  This testing, assumed a 15% recovery with a two year lag on two of the previously defaulting financial institutions, with future defaults on the currently performing financial institutions of 150 basis points applied annually with no future recovery.  This testing resulted in a net present value of $1,142,047, compared to the book value of $1,127,965 at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

During 2008, Freddie Mac and Fannie Mae government sponsored entities entered into conservatorship agreements with the U.S. Treasury Department.  This conservatorship precludes these entities from paying preferred stock dividends.  As a result, the market values declined significantly and the Company recorded an impairment loss of $2,816,000 during the year ended December 31, 2008.  The write down represented 94% of the initial investment in these securities.

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

As of December 31, 2010, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On December 31, 2010, the Bank held 15 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgaged-backed securities.  The Bank has no mortgaged-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above are temporary and no additional impairment loss is required to be realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-then-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	2010	2009	2008

Estimated credit losses, beginning of year	$2,892,779	$2,816,000	$-
Credit losses - no previous OTTI recognized	-	76,779	2,816,000
Credit losses - previous OTTI recognized	262,208	-	-

Estimated credit losses, end of year	$3,154,987	$2,892,779	$2,816,000

Contractual maturities of investment securities at December 31, 2010, 2009, and 2008 are shown below.  Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association.  Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

	Available for Sale
	Amortized	Fair
December 31, 2010	Cost	Value

Due within one year	$-	$-
Due over one to five years	1,589,004	1,609,925
Due over five to ten years	304,997	312,135
Due over ten years	35,703,573	33,168,745
Mortgage-backed, due in monthly installments	51,337,038	52,177,554

	$88,934,612	$87,268,359

December 31, 2009

Due within one year	$649,998	$650,982
Due over one to five years	1,825,146	1,850,726
Due over five to ten years	565,946	571,123
Due over ten years	32,292,722	30,740,857
Mortgage-backed, due in monthly installments	50,849,527	50,648,917

	$86,183,339	$84,462,605

December 31, 2008

Due within one year	$-	$-
Due over one to five years	4,577,077	4,560,487
Due over five to ten years	5,563,224	5,685,637
Due over ten years	32,181,516	30,410,635
Mortgage-backed, due in monthly installments	16,884,368	17,291,886

	$59,206,185	$57,948,645

Proceeds from sales of available for sale securities prior to maturity totaled $9,073,406, $24,920,635, and $25,977,280 for the years ended December 31, 2010, 2009, and 2008, respectively.  The Bank realized gains of $176,046 and losses of $882 on those sales for 2010.  The Bank realized gains of $600,696 and losses of $14,815 on those sales for 2009.  The Bank realized gains of $195,780 and losses of $4,850 on those sales for 2008.  Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade.  Income tax expense relating to net gains on sales of investment securities totaled $69,674, $233,034, and $75,942 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans

Major categories of loans are as follows:

	2010	2009	2008
Mortgage:
Residential	$102,199,134	$95,683,441	$87,707,878
Commercial	72,669,909	79,845,030	76,152,837
Construction and land development	5,363,232	1,742,515	6,589,673
Demand and time	7,193,070	9,800,625	6,974,607
Installment	46,860,351	53,222,692	60,593,752
	234,285,696	240,294,303	238,018,747
Unearned income on loans	(1,035,292)	(838,913)	(864,436)
	233,250,404	239,455,390	237,154,311
Allowance for credit losses	(3,399,516)	(3,572,528)	(2,021,690)

	$229,850,888	$235,882,862	$235,132,621

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank.  The Bank’s installment loan portfolio included approximately $30,286,000, $37,092,000, and $43,970,000 of such loans at December 31, 2010, 2009, and 2008, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland.  Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectibility or present other unfavorable terms.  At December 31, 2010, 2009, and 2008, the amounts of such loans outstanding totaled $5,109,539, $5,137,397, and $4,344,974, respectively.  During 2010, loan additions and repayments totaled $1,184,500 and $1,212,358, respectively.

The allowance for credit losses is as follows:

	Commercial		Consumer
	and	Commercial	and	Residential
2010	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$237,461	$2,380,024	$842,901	$162,142	$(50,000)	$3,572,528
Provision for credit losses	(7,822)	542,416	448,197	14,959	52,250	1,050,000
Recoveries	45,731	10,593	497,479	85,195	-	638,998
Loans charged off	(12,119)	(824,810)	(959,060)	(66,021)	-	(1,862,010)

Balance, end of year	$263,251	$2,108,223	$829,517	$196,275	$2,250	$3,399,516

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans (continued)

	2009	2008

Balance, beginning of year	$2,021,690	$1,604,491
Provision for credit losses	2,442,976	1,145,649
Recoveries	395,584	352,933
Loans charged off	(1,287,722)	(1,081,383)

Balance, end of year	$3,572,528	$2,021,690

Loans classified by the Bank as impaired by categories of loans at December 31, 2010 are as follows:

	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total
Individually evaluated impaired balance:
Balance, beginning of year	$757,553	$7,870,847	$5,969	$189,260	$8,823,629
Originations	-	125,117	-	-	125,117
Sales/repayments	(101,676)	(2,765,713)	(4,823)	(2,566)	(2,874,778)
Charge-offs	-	(824,810)	-	(59,000)	(883,810)
Transfers to/from collectively impaired	137,776	4,593,949	77,358	1,035,279	5,844,362

Balance, end of year	$793,653	$8,999,390	$78,504	$1,162,973	$11,034,520
Fair value of ending Balance	$610,821	$7,298,090	$57,124	$1,129,114	$9,095,149

Collectively evaluated impaired balance:
Balance, beginning of year	$-	$-	$475,008	$215,000	$690,008
Originations	-	-	-	-	-
Sales/repayments	-	-	(16,550)	-	(16,550)
Charge-offs	(12,119)	-	(959,060)	(7,021)	(978,200)
Transfers to/from collectively impaired	12,119	-	889,819	(207,979)	693,959

Balance, end of year	$-	$-	$389,217	$-	$389,217
Fair value of ending Balance	$-	$-	$381,298	$-	$381,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans (continued)

The allowance for credit losses on loans classified by the Bank as impaired by categories of loans at December 31, 2010 is as follows:

	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total
Allowance for individually evaluated impaired:
Balance, beginning of year	$47,290	$2,122,715	$3,588	$5,387	$2,178,980
Provision for credit losses	101,930	392,802	17,792	9,298	521,822
Recoveries	45,731	10,593	-	85,195	141,519
Loans charged off	(12,119)	(824,810)	-	(66,021)	(902,950)

Balance, end of year	$182,832	$1,701,300	$21,380	$33,859	$1,939,371

Allowance for collectively evaluated impaired:
Balance, beginning of year	$-	$-	$8,719	$-	$8,719
Provision for credit losses	-	-	460,781	-	460,781
Recoveries	-	-	497,479	-	497,479
Loans charged off	-	-	(959,060)	-	(959,060)

Balance, end of year	$-	$-	$7,919	$-	$7,919

Risk ratings of loans by categories of loans at December 31, 2010 are as follows:

	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,852,779	$66,763,903	$44,931,931	$102,281,090	$219,829,703
Special mention	642,248	686,338	1,543,756	809,127	3,681,469
Substandard	698,043	8,999,390	259,939	692,427	10,649,799
Doubtful	-	-	124,725	-	124,725
Loss	-	-	-	-	-

	$7,193,070	$76,449,631	$46,860,351	$103,782,644	$234,285,696

Current, past due, and nonaccrual loans by categories of loans at December 31, 2010 are as follows:

			90 Days or
		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$5,735,517	$97,999	$-	$1,359,554	$7,193,070
Commercial real estate	70,675,983	1,251,402	-	4,522,246	76,449,631
Consumer and indirect	45,155,344	1,580,082	-	124,925	46,860,351
Residential real estate	102,706,757	99,608	-	976,279	103,782,644

	$224,273,601	$3,029,091	$-	$6,983,004	$234,285,696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans (continued)

Loans on which the accrual of interest has been discontinued totaled $6,983,004, $3,016,727, and $866,912 at December 31, 2010, 2009, and 2008, respectively.  Interest that would have been accrued under the terms of these loans totaled $145,148, $105,365, and $29,807 for the years ended December 31, 2010, 2009, and 2008, respectively.  Loans past due 90 days or more and still accruing interest totaled $0, $0 and $22,551 at December 31, 2010, 2009 and 2008, respectively.

Information regarding loans classified by the Bank as impaired is summarized as follows:

	2010	2009	2008
Loans classified as impaired with a valuation allowance	$11,423,737	$9,513,637	$1,387,043
Allowance for credit losses on impaired loans	1,947,290	2,187,699	629,036
Average balance of impaired loans	12,466,887	10,111,516	1,458,245

Following is a summary of cash receipts on impaired loans and how they were applied:

Cash receipts applied to reduce principal balance	$498,629	$2,604,832	$131,730
Cash receipts recognized as interest income	589,625	380,190	41,062

Total cash receipts	$1,088,254	$2,985,022	$172,792

At December 31, 2010, the recorded investment in new troubled debt restructurings totaled $0.  During 2010, one troubled debt restructuring transpired totaling $2,808,466, however did not perform under the terms of the modified agreement and is included in impaired and nonaccrual loans above.  All prior investments in troubled debt were performing under the terms of the modified agreement and are no longer considered to be troubled debt restructurings.

At December 31, 2009, the recorded investment in new troubled debt restructurings totaled $86,707.  The allowance for credit losses relating to troubled debt restructurings totaled $954 at December 31, 2009.  The average recorded investment in troubled debt restructurings totaled $100,747 for the year ended December 31, 2009.  The Bank recognized $7,552 in interest income on troubled debt restructurings for cash payments received in 2009.  All prior investments in troubled debt were performing under the terms of the modified agreement and are no longer considered to be troubled debt restructurings.

No troubled debt restructurings transpired in 2008.  All prior investments in troubled debt were performing under the terms of the modified agreement and are no longer considered to be troubled debt restructurings.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2010	2009	2008

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	5,937,856	5,864,145	4,796,309
Equipment and fixtures	5-30 years	5,200,693	5,093,759	5,056,015
Construction in progress		39,704	322	121,973
		11,863,230	11,643,203	10,659,274
Accumulated depreciation		(7,739,614)	(7,522,606)	(7,559,826)

		$4,123,616	$4,120,597	$3,099,448

Depreciation expense totaled $368,248, $334,465, and $347,040 for the years ended December 31, 2010, 2009, and 2008, respectively.  Amortization of software and intangible assets totaled $58,668, $75,694, and $96,312 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Bank leases its Severna Park and Linthicum branches.  Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2012.  Minimum lease obligations under the Linthicum branch are $104,335 per year through December 2014, adjusted annually on a pre-determined basis, with one ten year extension option.  The Bank is also required to pay all maintenance costs under all these leasing arrangements.  Rent expense totaled $134,081, $227,479, and $257,467 for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 6.  Short-term Borrowings

Short-term borrowings are as follows:

	2010	2009	2008

Notes payable - U.S. Treasury	$273,948	$81,290	$629,855
FHLB	4,000,000	-	-

	$4,273,948	$81,290	$629,855

Notes payable to the U.S. Treasury represents Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank.  The Bank pays interest on these balances at or below the Federal funds rate.  This arrangement is secured by investment securities with an amortized cost of approximately $1,000,000 over each of the years ended December 31, 2010, 2009, and 2008.

The Bank owned 17,451 shares of common stock of the FHLB at December 31, 2010.  The Bank is required to maintain an investment of 0.2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments.  The credit available under this facility is determined at 20% of the Bank’s total assets, or approximately $55,470,000 at December 31, 2010.  Short-term advances totaled $4,000,000 under this credit arrangement at December 31, 2010.  This advance is a daily rate credit, adjustable daily, and due by November 2011.  Long-term advances totaled $20,000,000 under this credit arrangement at December 31, 2010 (see Note 7).  This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio.  Average short-term borrowings under this facility approximated $307,000, $11,000 and $1,924,000 for 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Short-term Borrowings (continued)

The Bank also has available $3,000,000, $9,000,000, and $9,000,000 at December 31, 2010, 2009, and 2008, respectively, in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary.  No outstanding borrowings existed under this credit arrangement at December 31, 2010, 2009, and 2008.

Note 7.  Long-term Borrowings

Long-term borrowings are as follows:

	2010	2009	2008

Federal Home Loan Bank of Atlanta, convertible advances	$20,000,000	$27,000,000	$27,000,000
Mortgage payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through October 2010, secured by real estate	-	33,711	71,712

	$20,000,000	$27,033,711	$27,071,712

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

At December 31, 2010, the scheduled maturities of long-term borrowings are approximately as follows:

2010

2016 and thereafter	20,000,000

Note 8.  Junior Subordinated Debentures Owed To Unconsolidated Subsidiary Trust

The Bancorp sponsored a trust, Glen Burnie Statutory Trust I, of which 100% of the common equity is owned by the Company.  The trust was formed for the purpose of issuing Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the debentures).  The debentures held by the trust are the sole assets of that trust.  Distributions on the capital securities issued by the trust are payable semi-annually at a 10.6% rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The Bancorp exercised its right to call both the capital securities of the statutory trust and the junior subordinated debentures on September 7, 2010.  As a result, the Company realized a $250,000 early call premium, which is included in interest expense on junior subordinated debentures for the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Junior Subordinated Debentures Owed To Unconsolidated Subsidiary Trust (continued)

At December 31, 2009 and 2008, despite the fact that the Trust I was not included in the Company’s consolidated financial statements, the trust preferred securities issued by these subsidiary trusts were included in the Tier 1 capital of the Company for regulatory capital purposes.  Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  The current quantitative limits did not preclude the Company from including the $5.0 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2009 and 2008.

Note 9.  Deposits

Major classifications of interest-bearing deposits are as follows:

	2010	2009	2008

NOW and SuperNOW	$23,683,375	$22,353,053	$21,079,314
Money Market	16,710,611	15,284,223	12,764,167
Savings	53,007,293	48,378,319	45,801,719
Certificates of Deposit, $100,000 or more	30,885,936	31,576,905	27,882,777
Other time deposits	102,101,454	108,957,638	98,700,862

	$226,388,669	$226,550,138	$206,228,839

Interest expense on deposits is as follows:

	2010	2009	2008

NOW and SuperNOW	$27,833	$27,702	$30,618
Money Market	66,840	57,280	62,475
Savings	147,998	134,607	153,301
Certificates of Deposit, $100,000 or more	734,355	1,063,174	976,446
Other time deposits	2,719,605	3,654,519	3,557,345

	$3,696,631	$4,937,282	$4,780,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Deposits (continued)

At December 31, 2010, the scheduled maturities of time deposits are approximately as follows:

2010

2011	$72,247,000
2012	21,714,000
2013	17,761,000
2014	7,190,000
2015	12,493,000
2016 and thereafter	1,582,000

$132,987,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2,131,000, $2,215,000, and $2,611,000 at December 31, 2010, 2009, and 2008, respectively.

The Bank had no brokered deposits at December 31, 2010, 2009, and 2008.

Note 10.  Income Taxes

The components of income tax expense for the years ended December 31, 2010, 2009, and 2008 are    as follows:

	2010	2009	2008
Current:
Federal	$472,423	$268,693	$655,129
State	253,573	156,773	271,112

Total current	725,996	425,466	926,241
Deferred income taxes (benefits):
Federal	(231,837)	(509,545)	(1,275,873)
State	(8,648)	(149,174)	(329,730)

Total deferred	(240,485)	(658,719)	(1,605,603)

Income tax expense (benefit)	$485,511	$(233,253)	$(679,362)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008

Income (loss) before income tax expense (benefit)	$2,550,296	$1,029,209	$(275,400)

Taxes computed at Federal income tax rate	$867,102	$349,925	$(93,636)
Increase (decrease) resulting from:
Tax-exempt income	(530,509)	(502,488)	(547,038)
State income taxes, net of Federal income tax benefit	161,650	(80,690)	(38,688)
Other	(12,732)	-	-

Income tax expense (benefit)	$485,511	$(233,253)	$(679,362)

The relationship between pre-tax loss and income tax benefits for 2008 is affected by increased deferred tax benefits attributable to tax methodologies utilized for loan loss provisions.

The components of the net deferred income tax benefits as of December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008

Deferred income tax benefits:
Accrued deferred compensation	$99,454	$90,594	$82,049
Impairment loss on investment securities	1,176,090	1,072,662	1,110,771
Allowance for credit losses	1,077,153	1,206,604	563,737
Nonaccrual interest	69,103	11,849	-
Alternative minimum tax credits	199,140	-	66,371
Net unrealized depreciation on investment securities available for sale	663,477	684,422	500,186
Accumulated depreciation	39,916	35,692	-
Other real estate owned	2,644	-	-
Reserve for unfunded commitments	78,890	78,890	78,890
Total deferred income tax benefits	3,405,867	3,180,713	2,402,004

Deferred income tax liabilities:
Accumulated depreciation	-	-	41,113
Accumulated securities discount accretion	56,893	51,278	74,408
Total deferred income tax liabilities	56,893	51,278	115,521

Net deferred income tax benefits	$3,348,974	$3,129,435	$2,286,483

Management has determined that no valuation allowance is required as it believes it is more likely then not that all of the deferred tax assets will be fully realizable in the future.  At December 31, 2010, 2009, and 2008, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

The Company’s federal income tax returns for 2009, 2008, and 2007 are subject to examinations by the IRS generally for three years after they were filed.  In addition, the Company’s state tax returns for the same years are subject to examination by state tax authorities for similar time periods.

Note 11.  Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees.  Annual contributions, included in employee benefit expense, totaled $328,268, $231,538 and $220,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The Bank is also making additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of a prior defined benefit pension plan.  These additional contributions, also included in employee benefit expense, totaled $16,116,  $26,992, and $33,452 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors.  The plan covers substantially all employees.  The Bank’s contributions to the plan, included in employee benefit expense, totaled $301,116, $200,858, and $116,027 for the years ended December 31, 2010, 2009, and 2008, respectively.

 Note 12.  Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies.  Cash value totaled $7,954,062, $7,702,656, and $7,434,573 at December 31, 2010, 2009, and 2008, respectively.  Income on their insurance investment totaled $251,406, $268,083, and $273,170 for 2010, 2009, and 2008, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees.  Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Other Operating Expenses

Other operating expenses include the following:

	2010	2009	2008

Professional services	$454,147	$489,485	$485,685
Stationery, printing and supplies	202,796	189,446	214,815
Postage and delivery	167,922	162,782	187,017
FDIC assessment	464,585	549,716	35,544
Directors fees and expenses	203,833	200,765	198,939
Marketing	227,883	246,947	255,921
Data processing	61,008	82,743	100,562
Correspondent bank services	54,399	87,249	60,706
Telephone	172,507	173,550	160,242
Liability insurance	63,383	67,264	71,497
(Gains) losses and expenses on OREO	(121,876)	64,790	8,343
Other ATM expense	110,899	155,818	232,670
Other	582,023	518,646	396,749

	$2,643,509	$2,989,201	$2,408,690

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2010	2009	2008
Loan commitments:
Construction and land development	$-	$1,155,200	$400,000
Other mortgage loans	2,013,000	2,270,000	2,590,000

	$2,013,000	$3,425,200	$2,990,000
Unused lines of credit:
Home-equity lines	$8,130,179	$6,404,113	$6,395,182
Commercial lines	10,738,826	11,335,335	13,380,292
Unsecured consumer lines	808,053	805,479	785,487

	$19,677,058	$18,544,927	$20,560,961

Letters of credit:	$71,762	$79,250	$196,530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Commitments and Contingencies (continued)

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2010, the Bank has accrued $200,000 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 15.  Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.

Retained earnings from which dividends may not be paid without prior approval totaled approximately $15,251,000, $13,813,000, and $12,430,000 at December 31, 2010, 2009, and 2008, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

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

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below.  There were no options issued during the years ended December 31, 2010, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Stockholders’ Equity (continued)

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

At December 31, 2010, shares of common stock reserved for issuance under the plan totaled 48,011.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2010, 2009, and 2008, shares of common stock purchased under the plan totaled 19,076, 20,371, and 20,003, respectively.  At December 31, 2010, shares of common stock reserved for issuance under the plan totaled 106,397.

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

There was no activity under this plan for the years ended December 31, 2010, 2009, and 2008.

At December 31, 2010, shares of common stock reserved for issuance under the plan totaled 313,919.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Stockholders’ Equity (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2010, 2009, and 2008, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As discussed in Note 8, the capital securities held by the Glen Burnie Statutory Trust I qualifies as Tier I capital for the Company as of December 31, 2009 and 2008, under Federal Reserve Board guidelines.

A comparison of capital as of December 31, 2010, 2009, and 2008 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total Capital
(to Risk Weighted Assets)
Company	$30,361,000	12.6%	$19,307,000	8.0%	N/A
Bank	29,974,000	12.4%	19,307,000	8.0%	$24,134,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	27,337,000	11.3%	9,651,000	4.0%	N/A
Bank	26,951,000	11.2%	9,651,000	4.0%	14,477,000	6.0%

Tier I Capital
(to Average Assets)
Company	27,337,000	7.6%	14,313,000	4.0%	N/A
Bank	26,951,000	7.7%	13,928,000	4.0%	17,410,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total Capital
(to Risk Weighted Assets)
Company	$34,048,000	14.5%	$18,798,000	8.0%	N/A
Bank	33,745,000	14.4%	18,786,000	8.0%	$23,483,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	31,100,000	13.2%	9,403,000	4.0%	N/A
Bank	30,799,000	13.1%	9,390,000	4.0%	14,085,000	6.0%

Tier I Capital
(to Average Assets)
Company	31,100,000	8.9%	14,041,000	4.0%	N/A
Bank	30,799,000	8.7%	14,193,000	4.0%	14,741,000	5.0%

As of December 31, 2008
Total Capital
(to Risk Weighted Assets)
Company	$35,687,000	14.9%	$19,122,000	8.0%	N/A
Bank	35,707,000	15.0%	19,107,000	8.0%	$23,884,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	33,665,000	14.1%	9,564,000	4.0%	N/A
Bank	33,485,000	14.0%	9,553,000	4.0%	14,330,000	6.0%

Tier I Capital
(to Average Assets)
Company	33,665,000	10.5%	12,825,000	4.0%	N/A
Bank	33,485,000	10.2%	13,196,000	4.0%	16,495,000	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Earnings Per Common Share

Earnings per common share are calculated as follows:

	2010	2009	2008
Basic:
Net income	$2,064,785	$1,262,462	$403,962
Weighted average common shares outstanding	2,690,218	2,734,524	2,981,124
Basic net income per share	$0.76	$0.46	$0.14

Diluted earnings per share calculations were not required for 2010, 2009, and 2008 as there were no options outstanding at December 31, 2010, 2009, and 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Fair Values of Financial Instruments (continued)

The following table shows the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2010, 2009, and 2008.  Items that are not financial instruments are not included.

	2010		2009		2008
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,492,313	$6,492,313	$6,993,811	$6,993,811	$6,960,377	$6,960,377
Interest-bearing deposits in other financial institutions	1,567,673	1,567,673	3,748,387	691,624	7,883,816	7,883,816
Federal funds sold	940,317	940,317	691,624	6,393,710	6,393,710	6,393,710
Investment securities available for sale	87,268,359	87,268,359	84,462,605	84,462,605	57,948,645	57,948,645
Federal Home Loan Bank Stock	1,745,100	1,745,100	1,858,300	1,858,300	1,767,600	1,767,600
Maryland Financial Bank Stock	100,000	100,000	100,000	100,000	100,000	100,000
Common stock-Statutory Trust I	-	-	155,000	155,000	155,000	155,000
Ground rents	178,200	178,200	184,900	184,900	184,900	184,900
Loans, less allowance for credit losses	229,850,888	234,426,000	235,882,862	239,915,000	235,132,621	239,446,000
Accrued interest receivable	1,538,883	1,538,883	1,626,792	1,626,792	1,680,392	1,680,392

Financial liabilities:
Deposits	294,444,828	269,480,000	294,357,837	267,358,000	269,767,598	272,091,000
Short-term borrowings	4,273,948	4,273,948	81,290	81,290	629,855	629,855
Long-term borrowings	20,000,000	19,611,000	27,033,711	25,979,000	27,071,712	27,162,000
Dividends payable	231,579	231,579	230,285	230,285	385,794	385,794
Accrued interest payable	55,131	55,131	112,599	112,599	139,579	139,579
Accrued interest payable on junior subordinated debentures	-	-	171,518	171,518	171,518	171,518
Junior subordinated debentures owed to unconsolidated subsidiary trust	-	-	5,155,000	5,707,615	5,155,000	5,281,827
Unrecognized financial instruments:
Commitments to extend credit	21,690,058	21,690,058	21,970,127	21,970,127	23,550,961	23,550,961
Standby letters of credit	71,762	71,762	79,250	79,250	196,530	196,530

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Fair Value Measurements (continued)

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820.  The Bank’s securities available-for-sale are the only assets or liabilities subject to fair value measurements on a recurring basis.  The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  At December 31, 2010 these non-recurring assets consisted of 22 loans classified as nonaccrual and a homogeneous pool of indirect and consumer loans considered to be impaired, which are valued under Level 3 inputs and one property classified as OREO valued under Level 2 inputs.

Fair value measurements on a recurring and non-recurring basis at December 31, 2010 are as follows:

				Fair
December 31, 2009	Level 1	Level 2	Level 3	Value
Recurring:
Securities available for sale	$-	$84,462,605	$-	$84,462,605

Non-recurring:
Impaired loans	-	-	7,325,938	7,325,938
OREO	-	25,000	-	25,000
	-	84,487,605	7,325,938	91,813,543
Activity:
Securities available for sale:
Purchases of securities	-	25,707,804	-	25,707,804
Sales, calls, and maturities of securities	-	(22,117,929)	-	(22,117,929)
Net amortization/accretion of premium/discount	-	(574,572)	-	(574,572)
Increase in market value	-	52,659	-	52,659
OTTI on investments	-	(262,208)	-	(262,208)

Impaired loans:
New impaired loans	-	-	6,228,366	6,228,366
Payments and other loan reductions	-	-	(1,377,911)	(1,377,911)
Change in total provision	-	-	(240,409)	(240,409)
Loans converted to OREO	-	-	(512,247)	(512,247)

OREO:
OREO converted from loans	-	512,247	-	512,247
Sales of OREO	-	(322,247)	-	(322,247)

December 31, 2010
Recurring:
Securities available for sale	-	87,268,359	-	87,268,359

Non-recurring:
Impaired loans	-	-	11,423,737	11,423,737
OREO	-	215,000	-	215,000

	$-	$87,483,359	$11,423,737	$98,907,096

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Fair Value Measurements (continued)

Securities available-for-sale are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans.  Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Bank determines such fair values from independent appraisals.

Non-Financial Assets and Non-Financial Liabilities

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

Note 19.  Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 - Fair Value Measurements and Disclosures amending Topic 820.  The ASU provides for additional disclosures of transfers between assets and liabilities valued under Level 1 and 2 inputs as well as additional disclosures regarding those assets and liabilities valued under Level 3 inputs.  The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for those provisions addressing Level 3 fair value measurements which provisions are effective for fiscal years, and interim periods therein, beginning after December 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 amending FASB ASC Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated.  It further modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.  The Company has complied with ASU No. 2010-09.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Recently Issued Accounting Pronouncements (continued)

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses.  For the Company, the disclosures as of the end of a reporting period are required for the annual reporting periods ending on December 31, 2010.  Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011.  The adoption of this ASU will result in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance.  The Company has complied with this ASU for the annual reporting period ending December 31, 2010 and will comply for interim and annual reporting periods thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets
December 31,	2010	2009	2008
Assets

Cash	$355,922	$348,515	$338,902
Investment in The Bank of Glen Burnie	25,946,536	29,848,797	32,727,244
Investment in GBB Properties, Inc.	255,770	260,184	261,999
Investment in the Glen Burnie Statutory Trust I	-	155,000	155,000
Due from subsidiaries	1,414	43,996	22,878
Other assets	4,583	49,433	114,541

Total assets	$26,564,225	$30,705,925	$33,620,564

Liabilities and Stockholders’ Equity

Dividends payable	$231,579	$230,285	$385,794
Accrued interest payable on borrowed funds	-	171,518	171,518
Borrowed funds from subsidiary	-	5,155,000	5,155,000
Total liabilities	231,579	5,556,803	5,712,312

Stockholders’ equity:
Common stock	2,702,091	2,683,015	2,967,727
Surplus	9,334,810	9,190,911	11,568,241
Retained earnings	15,300,344	14,311,508	14,129,637
Accumulated other comprehensive loss, net of benefits	(1,004,599)	(1,036,312)	(757,353)
Total stockholders’ equity	26,332,646	25,149,122	27,908,252

Total liabilities and stockholders’ equity	$26,564,225	$30,705,925	$33,620,564

The borrowed funds from subsidiary balance represented the junior subordinated debt securities payable to the wholly-owned subsidiary trust that was deconsolidated as a result of applying the provisions of ASC Topic 810, formerly FIN 46.  The Company repaid this balance in September 2010 (See Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 20.  Parent Company Financial Information (continued)

Statements of Income
Years Ended December 31,	2010	2009	2008

Dividends and distributions from subsidiaries	$1,455,000	$4,269,844	$1,902,239
Other income	24,645	16,430	16,430
Interest expense on junior subordinated debentures	(648,127)	(546,430)	(546,180)
Other expenses	(105,785)	(122,096)	(69,468)
Income before income tax benefit and equity in undistributed net income of subsidiaries	725,733	3,617,748	1,303,021
Income tax benefit	277,440	246,018	226,356
Change in undistributed equity of subsidiaries	1,061,612	(2,601,304)	(1,125,415)

Net income	$2,064,785	$1,262,462	$403,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Parent Company Financial Information (continued)

Statements of Cash Flows
Years Ended December 31,	2010	2009	2008

Cash flows from operating activities:
Net income	$2,064,785	$1,262,462	$403,962
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	44,850	65,108	5,001
Decrease (increase) in due from subsidiaries	42,582	(21,118)	(169)
Decrease in accrued interest payable	(171,518)	-	-
Change in undistributed equity of subsidiaries	(1,061,612)	2,601,304	1,125,415

Net cash provided by operating activities	919,087	3,907,756	1,534,209

Cash flows from investing activities:
Sale of common stock in the Glen Burnie Statutory Trust I	155,000	-	-
Capital contributed from subsidiary	5,000,000	-	-

Net cash provided by investing activities	5,155,000	-	-

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	162,975	173,667	194,054
Redemption of guaranteed preferred beneficial interest in Glen Burnie Bancorp junior subordinated debentures	(5,155,000)	-	-
Repurchase and retirement of common stock	-	(2,835,709)	(577,239)
Dividends paid	(1,074,655)	(1,236,101)	(1,344,344)

Net cash used in financing activities	(6,066,680)	(3,898,143)	(1,727,529)

Increase (decrease) in cash	7,407	9,613	(193,320)

Cash, beginning of year	348,515	338,902	532,222

Cash, end of year	$355,922	$348,515	$338,902

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.  Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2010
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,387	$4,608	$4,612	$4,572
Interest expense	993	1,397	1,431	1,478
Net interest income	3,394	3,211	3,181	3,094
Provision for credit losses	-	300	450	300
Net securities gains	(1)	176	-	-
Income before income taxes	881	900	318	451
Net income	655	689	322	399
Net income per share (basic and diluted)	$0.24	$0.25	$0.12	$0.15

2009
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,673	$4,749	$4,689	$4,533
Interest expense	1,570	1,649	1,655	1,668
Net interest income	3,103	3,100	3,034	2,865
Provision for credit losses	1,747	337	209	150
Net securities gains	402	135	51	(2)
Income before income taxes	(699)	648	570	510
Net income	(210)	527	490	455
Net income per share (basic and diluted)	$(0.08)	$0.20	$0.18	$0.16

2008
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,604	$4,667	$4,492	$4,413
Interest expense	1,661	1,546	1,499	1,548
Net interest income	2,943	3,121	2,993	2,865
Provision for credit losses	700	239	152	55
Net securities gains	50	86	48	7
Income before income taxes	272	(1,915)	743	625
Net income	1,382	(2,118)	604	536
Net income per share (basic and diluted)	$0.47	$(0.71)	$0.20	$0.18