Form 10-Q
period 2011-03-31
GLEN BURNIE BANCORP
filed 2011-05-11
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2011

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

At May 4, 2011, the number of shares outstanding of the registrant’s common stock was 2,707,865.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, March 31, 2011
	(unaudited) and December 31, 2010 (audited)	3

	Condensed Consolidated Statements of Income for the Three
	Months Ended March 31, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2011 and 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three
	Months Ended March 31, 2011 and 2010 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 4.	Controls and Procedures	20

Part II - Other Information

Item 6.	Exhibits	21

	Signatures	22

ITEM 1.                      CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$6,358	$6,492
Interest-bearing deposits in other financial institutions	6,120	1,568
Federal funds sold	760	940
Cash and cash equivalents	13,238	9,000
Investment securities available for sale, at fair value	90,697	87,268
Federal Home Loan Bank stock, at cost	1,746	1,745
Maryland Financial Bank stock, at cost	100	100
Loans, less allowance for credit losses (March 31: $3,552; December 31: $3,400)	229,329	229,851
Premises and equipment, at cost, less accumulated depreciation	4,057	4,124
Other real estate owned	1,522	215
Cash value of life insurance	8,254	7,954
Other assets	6,095	6,810

Total assets	$355,038	$347,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$305,661	$294,444
Short-term borrowings	156	4,274
Long-term borrowings	20,000	20,000
Other liabilities	1,747	2,017
Total liabilities	327,564	320,735

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: March 31: 2,707,865 shares; December 31: 2,702,091 shares	2,708	2,702
Surplus	9,368	9,335
Retained earnings	15,739	15,300
Accumulated other comprehensive loss, net of tax benefits	(341)	(1,005)
Total stockholders’ equity	27,474	26,332

Total liabilities and stockholders’ equity	$355,038	$347,067

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest income on:
Loans, including fees	$3,510	$3,709
U.S. Treasury and U.S. Government agency securities	341	480
State and municipal securities	384	321
Other	51	62
Total interest income	4,286	4,572

Interest expense on:
Deposits	778	997
Short-term borrowings	3	-
Long-term borrowings	158	261
Junior subordinated debentures	-	220
Total interest expense	939	1,478

Net interest income	3,347	3,094

Provision for credit losses	225	300

Net interest income after provision for credit losses	3,122	2,794

Other income:
Service charges on deposit accounts	165	161
Other fees and commissions	194	187
Other non-interest income	3	3
Income on life insurance	61	67
Gains on investment securities	188	-
Total other income	611	418

Other expenses:
Salaries and employee benefits	1,642	1,695
Occupancy	229	223
Impairment of securities	22	-
Other expenses	918	843
Total other expenses	2,811	2,761

Income before income taxes	922	451

Income tax expense	213	52

Net income	$709	$399

Basic and diluted earnings per share of common stock	$0.26	$0.15

Weighted average shares of common stock outstanding	2,702,604	2,683,244

Dividends declared per share of common stock	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net income	$709	$399

Other comprehensive income (loss) , net of tax

Unrealized gains (losses) securities:

Unrealized holding gains arising during the period	777	354

Reclassification adjustment for (gains) included in net income	(113)	-

Comprehensive income	$1,373	$753

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$709	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	364	219
Provision for credit losses	225	300
Gains on disposals of assets, net	(188)	-
Impairment of securities	22	-
Income on investment in life insurance	(60)	(67)
Changes in assets and liabilities:
Decrease in other assets	269	291
Decrease in other liabilities	(269)	(202)

Net cash provided by operating activities	1,072	940

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	9,054	3,087
Proceeds from maturities and sales of other investment securities	1,299	1,250
Purchases of investment securities	(12,773)	(5,114)
Purchases of Federal Home Loan Bank stock	(1)	-
Purchase of life insurance contracts	(240)	-
(Increase) decrease in loans, net	(1,010)	948
Purchases of premises and equipment	(30)	(54)

Net cash (used) provided by investing activities	(3,701)	117

Cash flows from financing activities:
Increase in deposits, net	11,217	9,039
(Decrease) increase in short-term borrowings, net	(4,118)	3
Repayment of long-term borrowings	-	(10)
Dividends paid	(271)	(271)
Common stock dividends reinvested	39	41

Net cash provided by financing activities	6,867	8,802

Increase in cash and cash equivalents	4,238	9,859

Cash and cash equivalents, beginning of year	9,000	11,434

Cash and cash equivalents, end of period	$13,238	$21,293

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2011 and 2010.

Operating results for the three months ended March 31, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

	Three Months Ended
	March 31,
	2011	2010
Basic and diluted:
Net income	$709,000	$399,000
Weighted average common shares outstanding	2,702,604	2,683,244
Basic and dilutive net income per share	$0.26	$0.15

Diluted earnings per share calculations were not required for the three months ended March 31, 2011 and 2010, since there were no options outstanding.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period were required for the annual reporting periods ended December 31, 2010.  Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The adoption of this ASU resulted in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance. The Company has complied with the reporting requirements as of March 31, 2011.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan, it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR under prior guidance. The Company has not yet determined the effect, if any, of the ASU on its financial statements; however, it will comply with the new guidance as required.

NOTE 4 – FAIR VALUE

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis.  No assets are valued under Level 1 inputs at March 31, 2011 or December 31, 2010.  The Company has assets measured by fair value measurements on a non-recurring basis during 2011.  At March 31, 2011, these assets include 21 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and two properties classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
	Level 1	Level 2	Level 3
December 31, 2010
Recurring:
Investment securities available for sale (AFS)	$-	$87,268	$-

Non-recurring:
Impaired loans	-	-	9,476
OREO	-	215	-
	-	87,483	9,476

Activity:
Investment securities AFS
Purchases of investment securities	-	12,773	-
Sales, calls and maturities of investment securities	-	(10,165)	-
Amortization/accretion of premium/discount	-	(257)	-
Increase in market value	-	1,100	-
OTTI on investments	-	(22)	-

Loans
New impaired loans	-	-	19
Payments and other loan reductions	-	-	(726)
Change in total provision	-	-	5
Loans converted to OREO	-	-	(1,307)

OREO
OREO converted from loans	-	1,307	-
Sales of OREO	-	-	-

March 31, 2011
Recurring:
Investment securities AFS	-	90,697	-

Non-recurring:
Impaired loans	-	-	7,467
OREO	-	1,522	-
	$-	$92,219	$7,467

The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2011		December 31, 2010
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,358	$6,358	$6,492	$6,492
Interest-bearing deposits	6,120	6,120	1,568	1,568
Federal funds sold	760	760	940	940
Investment securities	90,697	90,697	87,268	87,268
Investments in restricted stock	1,746	1,746	1,745	1,745
Ground rents	178	178	178	178
Loans, net	229,329	232,155	229,851	234,426
Accrued interest receivable	1,398	1,398	1,539	1,539

Financial liabilities:
Deposits	305,661	278,623	294,445	269,480
Short-term borrowings	156	156	4,274	4,274
Long-term borrowings	20,000	19,623	20,000	19,611
Dividends payable	231	231	232	232
Accrued interest payable	67	67	55	55

Off-balance sheet commitments	22,876	22,876	21,762	21,762

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$0	$0	$0	$0	$0	$0
State and Municipal	20,078	792	2,696	392	22,774	1,184
Corporate Trust Preferred	0	0	393	335	393	335
Mortgage Backed	12,896	119	4,184	111	17,080	230
	$32,974	$911	$7,273	$838	$40,247	$1,749

At March 31, 2011, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Fitch rating of C.  The market for these securities at March 31, 2011 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of March 31, 2011 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed future defaults on the currently performing financial institutions of 75 basis points applied annually with a 15% recovery after a two year lag on both current and future defaulting financial institutions.  As a result of this testing, a write-down of $22,000 was taken on this security.

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

As of March 31, 2011, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On March 31, 2011 the Bank held 13 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities.  The Bank has no mortgage-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Except as noted above, as of March 31, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,155	$2,893
Credit losses - no previous OTTI recognized	-	-
Credit losses - previous OTTI recognized	22	262

Estimated credit losses, end of period	$3,177	$3,155

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations, and Glen Burnie Statutory Trust I, a Connecticut business trust, had consolidated net income of $709,000 ($0.26 basic and diluted earnings per share) for the first quarter of 2011, compared to the first quarter 2010 consolidated net income of $399,000 ($0.15 basic and diluted income per share), a 77.69% increase.  The increase in earnings for the first quarter was primarily due to a decrease in interest expense on deposits, long-term borrowings and junior subordinated debentures, a decrease in the provision for credit losses and an increase in gains on investment securities.

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2011 was $3,347,000 compared to $3,094,000 for the same period in 2010, an increase of $253,000 (8.18%) for the three months.

Interest income for the first quarter decreased from $4,572,000 in 2010 to $4,286,000 in 2011, a 6.26% decrease.  The interest income decrease for the three month period was due to a decrease in loan income and interest income on U.S. Government agency securities, partially offset by an increase in income on state and municipal securities.

Interest expense for the first quarter decreased from $1,478,000 in 2010 to $939,000 in 2011, a 36.47% decrease.  The decreases in interest expense for the three month period ended March 31, 2011 was due to a decrease in interest paid on deposit balances, long-term borrowings and junior subordinated debentures.  The reduction in long-term borrowings and junior subordinated debentures was due to the payoff in September 2010 of $5,155,000 in outstanding 10.6% Trust Preferred Securities, maturing on September 7, 2030 and a $7 million 5.84% borrowing from the Federal Home Loan Bank of Atlanta .

Net interest margins for the three months ended March 31, 2011 was 4.47%, compared to tax equivalent net interest margins of 4.06% for the three months ended March 31, 2010.   The expansion of the net interest margin from the 2010 to 2011 periods was primarily due to the reduction in interest expense, as noted above.

Provision for Credit Losses.  The Company made a provision for credit losses of $225,000 during the three month period ended March 31, 2011and $300,000 for credit losses during the three month period ended March 31, 2010.  As of March 31, 2011, the allowance for credit losses equaled 57.51% of non-accrual and past due loans compared to 48.69% at December 31, 2010 and 78.21% at March 31, 2010.  During the three month period ended March 31, 2011, the Company recorded net charge-offs of $73,000, compared to net charge-offs of $378,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2011 period represent 0.13% of the average loan portfolio.

Other Income.  Other income increased from $418,000 for the three month period ended March 31, 2010, to $611,000 for the corresponding 2011 period, a $193,000 (46.17%) increase.    This increase was related to gains on sales of investments in the 2011 period.

Other Expenses.  Other expenses increased from $2,761,000 for the three month period ended March 31, 2010, to $2,811,000 for the corresponding 2011 period, a $50,000 (1.81%) increase.    The increase for the three month period was primarily due to increases in FDIC and legal expenses and the write-down of a security, partially offset by a decrease in salaries and employee benefits.

Income Taxes.  During the three months ended March 31, 2011, the Company recorded income tax expense of $213,000, compared to income tax expense of $52,000 for the same period in 2010.  The Company’s effective tax rate for the three month period in 2011 was 23.1%, compared to 11.52% for the prior year period.  The increase in the effective tax rate for the three month period was due to a decrease in the proportion of tax exempt income included in net interest income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the first quarter of 2011, comprehensive income, net of tax, totaled $1,373,000, compared to the March 31, 2010 comprehensive income of $753,000.  The increase was due to an increase in net income and the net unrealized gains on securities arising during the three month period.

Financial Condition

General.  The Company’s assets increased to $355,038,000 at March 31, 2011 from $347,067,000 at December 31, 2010, primarily due to an increase in cash and cash equivalents, securities and other real estate owned, partially offset by a decrease in other assets and loans.  The Bank’s net loans totaled $229,329,000 at March 31, 2011, compared to $229,851,000 at December 31, 2010, a decrease of $522,000 (0.23%), primarily attributable to decreases in auto loans and mortgage loans purchased, partially offset by an increase in purchase money mortgages.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $90,697,000 at March 31, 2011, a $3,429,000 (3.93%) increase from $87,268,000 at December 31, 2010.  This increase was funded by the increase in deposits received during the three month period.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2011, totaled $13,238,000, an increase of $4,238,000 (47.09%) from the December 31, 2010 total of $9,000,000.  This increase comes from the increase in deposits received during the three month period ended March 31, 2011.

Deposits as of March 31, 2011, totaled $305,661,000, which is an increase of $11,217,000 (3.81%) from $294,444,000 at December 31, 2010.  Demand deposits as of March 31, 2011, totaled $71,900,000, which is an increase of $3,844,000 (5.65%) from $68,056,000 at December 31, 2010.  NOW accounts as of March 31, 2011, totaled $23,997,000, which is an increase of $314,000 (1.33%) from $23,683,000 at December 31, 2010.  Money market accounts as of March 31, 2011, totaled $17,033,000, which is an increase of $322,000 (1.93%), from $16,711,000 at December 31, 2010.  Savings deposits as of March 31, 2011, totaled $56,466,000, which is an increase of $3,459,000 (6.53%) from $53,007,000 at December 31, 2010.  Certificates of deposit over $100,000 totaled $31,875,000 on March 31, 2011, which is an increase of $989,000 (3.21%) from $30,886,000 at December 31, 2010.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $104,390,000 on March 31, 2011, which is a $2,289,000 (2.25%) increase from the $102,101,000 total at December 31, 2010.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At March 31, 2011			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$5,836	$8	$-	$1,355	$7,199
Commercial real estate	71,169	-	1,090	3,184	75,443
Consumer and indirect	44,570	1,227	-	78	45,875
Residential real estate	104,658	273	-	470	105,401

	$226,233	$1,508	$1,090	$5,087	$233,918

At December 31, 2010			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$5,735	$98	$-	$1,360	$7,193
Commercial real estate	70,676	1,252	-	4,522	76,450
Consumer and indirect	45,155	1,580	-	125	46,860
Residential real estate	102,707	100	-	976	103,783

	$224,274	$3,029	$-	$6,983	$234,286

	At	At
	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)

Restructured loans	$-	$-
Non-accrual and 90 days or more and still accruing loans to gross loans	2.65%	2.99%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	57.51%	48.69%

At March 31, 2011, there was $3,223,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  All prior period troubled debt restructurings are performing under the terms of the new modified agreements and are not reflected in the above table.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2011 and 2010 were as follows:

	Commercial		Consumer
March 31, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$263	$2,108	$830	$196	$3	$3,400
Provision for credit losses	12	(3)	62	7	147	225
Recoveries	3	7	130	1	-	141
Loans charged off	(3)	-	(207)	(4)	-	(214)

Balance, end of quarter	$275	$2,112	$815	$200	$150	$3,552

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)

Beginning balance		$3,573

Charge-offs		(505)
Recoveries		127
Net charge-offs		(378)
Provisions charged to operations		300

Ending balance		$3,495

Average loans	$229,906	$234,725

Net charge-offs to average loans (annualized)	0.13%	0.64%

Risk ratings of loans by categories of loans at March 31, 2011 are as follows:

	Commercial		Consumer
March 31, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$6,002	$67,119	$44,328	$104,188	$221,637
Special mention	384	679	1,312	1,027	3,402
Substandard	814	7,645	157	186	8,802
Doubtful	-	-	77	-	77
Loss	-	-	-	-	-

	$7,200	$75,443	$45,874	$105,401	$233,918

Loans classified by the Bank as impaired by categories of loans at March 31, 2011 are as follows:

March 31, 2011
(Dollars in Thousands)	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total
Individually evaluated impaired balance:
Balance, beginning of year	$794	$8,999	$78	$1,163	$11,034
Originations	-	-	-	-	-
Sales/repayments	(29)	(1,354)	(1)	(507)	(1,891)
Charge-offs	-	-	-	-	-
Transfers to/from collectively impaired	19	-	-	-	- 19

Balance, end of quarter	$784	$7,645	$77	$656	$9,162
Fair value of ending balance	$605	$5,950	$57	$625	$7,237

Collectively evaluated impaired balance:
Balance, beginning of year	$-	$-	$389	$-	$389
Originations	-	-	-	-	-
Sales/repayments	-	-	(9)	-	(9)
Charge-offs	(3)	-	(207)	(4)	(214)
Transfers to/from collectively impaired	3	-	62	4	69

Balance, end of quarter	$-	$-	$235	$-	$235
Fair value of ending balance	$-	$-	$230	$-	$230

The allowance for credit losses on loans classified by the Bank as impaired by categories of loans at March 31, 2011 is as follows:

March 31,2011
(Dollars in Thousands)	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total
Allowance for individually evaluated impaired:
Balance, beginning of year	$183	$1,701	$21	$34	$1,939
Provision for credit losses	(3)	(13)	(1)	-	(17)
Recoveries	3	7	-	1	11
Loans charged off	(3)	-	(1)	(4)	(8)

Balance, end of quarter	$180	$1,695	$19	$31	$1,925

Allowance for collectively evaluated impaired:
Balance, beginning of year	$-	$-	$8	$-	$8
Provision for credit losses	-	-	73	-	73
Recoveries	-	-	130	-	130
Loans charged off	-	-	(206)	-	(206)

Balance, end of quarter	$-	$-	$5	$-	$5

Reserve for Unfunded Commitments.  As of March 31, 2011, the Bank had outstanding commitments totaling $22,876,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the first quarter of 2011.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2011.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$12,478
Federal funds and overnight deposits	760	-	-	-	760
Securities	300	255	1,054	89,088	90,697
Loans	12,337	15,011	71,013	130,968	229,329
Fixed assets	-	-	-	-	4,057
Other assets	-	-	-	-	17,717

Total assets	$13,397	$15,266	$72,067	$220,056	$355,038

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$71,900
NOW accounts	23,997	-	-	-	23,997
Money market deposit accounts	17,033	-	-	-	17,033
Savings accounts	56,466	-	-	-	56,466
IRA accounts	4,101	8,143	26,388	1,256	39,888
Certificates of deposit	20,482	34,933	40,439	523	96,377
Short-term borrowings	156	-	-	-	156
Long-term borrowings	-	-	-	20,000	20,000
Other liabilities	-	-	-	-	1,747
Stockholders’ equity:	-	-	-	-	27,474

Total liabilities and stockholders' equity	$122,235	$43,076	$66,827	$21,779	$355,038

GAP	$(108,838)	$(27,810)	$5,240	$198,277
Cumulative GAP	$(108,838)	$(136,648)	$(131,408)	$66,869
Cumulative GAP as a % of total assets	-30.66%	-38.49%	-37.01%	18.83%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of March 31, 2011, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-3.7%	-2.0%	0.4%	-0.9%
% Change in Economic Value of Equity	-21.4%	-11.8%	-3.4%	-14.5%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2011, totaled $13,238,000, an increase of $4,238,000 (47.09%) from the December 31, 2010 total of $9,000,000.

As of March 31, 2011, the Bank was permitted to draw on a $56,128,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of March 31, 2011, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018.  In addition, the Bank has two unsecured federal funds lines of credit in the amount of $3.0 million from a commercial bank and a $5.0 million from a financial bank, of which nothing was outstanding as of March 31, 2011.

The Company’s stockholders’ equity increased $1,142,000 (4.34%) during the three months ended March 31, 2011, due mainly to a decrease in other comprehensive loss, net of taxes, and an increase in retained net income from the period.  The Company’s accumulated other comprehensive loss, net of taxes (benefits) decreased by $664,000 (66.07%) from ($1,005,000) at December 31, 2010 to ($341,000) at March 31, 2011, as a result of an increase in the market value of securities classified as available for sale.  Retained earnings increased by $439,000 (2.87%) as the result of the Company’s net income for the three months, partially offset by dividends.  Common stock and surplus increased due to dividend reinvestment during the three months of 2011.  In addition, $39,318 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At March 31, 2010, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 7.82%, a Tier 1 risk-based capital ratio of 12.23% and a total risk-based capital ratio of 13.48%.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the financial statements.  The Company reevaluates these variables as facts and circumstances change.  Historically, actual results have not differed significantly from the Company’s estimates.  The following is a summary of the more judgmental accounting estimates and principals involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated May 11, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GLEN BURNIE BANCORP
(Registrant)

Date: May 11, 2011	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer