Form 10-Q
period 2011-06-30
GLEN BURNIE BANCORP
filed 2011-08-15
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

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

At August 8, 2011, the number of shares outstanding of the registrant’s common stock was 2,712,656.

ITEM 1.                                         CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)

ASSETS
Cash and due from banks	$7,056	$6,492
Interest-bearing deposits in other financial institutions	2,625	1,568
Federal funds sold	710	940
Cash and cash equivalents	10,391	9,000
Investment securities available for sale, at fair value	96,386	87,268
Federal Home Loan Bank stock, at cost	1,634	1,745
Maryland Financial Bank stock, at cost	30	100
Loans, less allowance for credit losses (June 30: $3,595; December 31: $3,400)	230,156	229,851
Premises and equipment, at cost, less accumulated depreciation	4,118	4,124
Other real estate owned	1,435	215
Cash value of life insurance	8,313	7,954
Other assets	5,378	6,810

Total assets	$357,841	$347,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$306,735	$294,444
Short-term borrowings	185	4,274
Long-term borrowings	20,000	20,000
Other liabilities	1,844	2,017
Total liabilities	328,764	320,735

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: June 30: 2,712,656 shares; December 31: 2,702,091 shares	2,713	2,702
Surplus	9,404	9,335
Retained earnings	16,226	15,300
Accumulated other comprehensive gain (loss), net of taxes (benefits)	734	(1,005)
Total stockholders’ equity	29,077	26,332

Total liabilities and stockholders’ equity	$357,841	$347,067

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income on:
Loans, including fees	$3,486	$3,686	$6,996	$7,395
U.S. Treasury and U.S. Government agency securities	412	533	753	1,013
State and municipal securities	399	339	783	660
Other	26	54	77	116
Total interest income	4,323	4,612	8,609	9,184

Interest expense on:
Deposits	766	947	1,544	1,944
Short-term borrowings	1	-	4	-
Long-term borrowings	160	264	318	525
Junior subordinated debentures	-	220	-	440
Total interest expense	927	1,431	1,866	2,909

Net interest income	3,396	3,181	6,743	6,275

Provision for credit losses	-	450	225	750

Net interest income after provision for credit losses	3,396	2,731	6,518	5,525

Other income:
Service charges on deposit accounts	153	157	318	318
Other fees and commissions	202	205	396	392
Other non-interest income	2	-	5	3
Income on life insurance	59	67	120	134
Gains on investment securities	73	-	261	-
Total other income	489	429	1,100	847

Other expenses:
Salaries and employee benefits	1,636	1,654	3,278	3,349
Occupancy	200	197	429	420
Impairment of securities and stocks	70	66	92	66
Other expenses	981	925	1,899	1,768
Total other expenses	2,887	2,842	5,698	5,603

Income before income taxes	998	318	1,920	769

Income tax expense	240	(4)	453	48

Net income	$758	$322	$1,467	$721

Basic and diluted earnings per share of common stock	$0.28	$0.12	$0.54	$0.27

Weighted average shares of common stock outstanding	2,708,233	2,687,501	2,705,434	2,685,384

Dividends declared per share of common stock	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$758	$322	$1,467	$721

Other comprehensive income (loss) , net of tax

Unrealized gains (losses) securities:

Unrealized holding gains arising during the period	1,119	1,213	1,896	859

Reclassification adjustment for (gains) included in net income	(44)	-	(157)	-

Comprehensive income	$1,833	$1,535	$3,206	$1,580

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,467	$721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	597	436
Provision for credit losses	225	750
Gains on disposals of assets, net	(261)	-
Impairment of securities and stocks	92	66
Income on investment in life insurance	(119)	(134)
Changes in assets and liabilities:
Decrease in other assets	266	289
(Decrease) increase in other liabilities	(172)	313

Net cash provided by operating activities	2,095	2,441

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	11,843	5,995
Proceeds from maturities and sales of other investment securities	3,188	3,385
Purchases of investment securities	(21,412)	(19,541)
Sales of Federal Home Loan Bank stock	111	-
Purchase of life insurance contracts	(240)	-
Proceeds from sales of other real estate	87	-
(Increase) decrease in loans, net	(1,837)	5,742
Purchases of premises and equipment	(184)	(102)

Net cash used by investing activities	(8,444)	(4,521)

Cash flows from financing activities:
Increase in deposits, net	12,291	8,892
(Decrease) increase in short-term borrowings, net	(4,089)	260
Repayment of long-term borrowings	-	(20)
Dividends paid	(542)	(540)
Common stock dividends reinvested	80	82

Net cash provided by financing activities	7,740	8,674

Increase in cash and cash equivalents	1,391	6,594

Cash and cash equivalents, beginning of year	9,000	11,434

Cash and cash equivalents, end of period	$10,391	$18,028

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three  and six months ended June 30, 2011 and 2010.

Operating results for the three and six months ended June 30, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic and diluted:
Net income	$758,000	$322,000	$1,467,000	$721,000
Weighted average common shares outstanding	2,708,233	2,687,501	2,705,434	2,685,384
Basic and dilutive net income per share	$0.28	$0.12	$0.54	$0.27

Diluted earnings per share calculations were not required for the three and six months ended June 30, 2011 and 2010, since there were no options outstanding.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period were required for the annual reporting periods ended December 31, 2010.  Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The adoption of this ASU resulted in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance. The Company has complied with the reporting requirements as of June 30, 2011.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The main objective of the ASU is to conform the requirements for measuring fair value and the disclosure information under U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for the disclosure about fair value measurements. Other amendments clarify existing requirements and change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011, early application for public entities is not permitted. The Company will review the requirements of ASU No. 2011-04 and comply with its requirements. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis.  No assets are valued under Level 1 inputs at June 30, 2011 or December 31, 2010.  The Company has assets measured by fair value measurements on a non-recurring basis during 2011.  At June 30, 2011, these assets include 21 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and two properties classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
December 31, 2010	Level 1	Level 2	Level 3	Value
Recurring:
Investment securities available for sale (AFS)	$-	$87,268	$-	$87,268

Non-recurring:
Maryland Financial Bank stock	-	100	-	100
Impaired loans	-	-	9,476	9,476
OREO	-	215	-	215
	-	87,583	9,476	97,059

Activity:
Investment securities AFS
Purchases of investment securities	-	21,412	-	21,412
Sales, calls and maturities of investment securities	-	(14,770)	-	(14,770)
Amortization/accretion of premium/discount	-	(388)	-	(388)
Increase in market value	-	2,886	-	2,886
OTTI on investments	-	(22)	-	(22)

Maryland Financial Bank stock
OTTI on stock	-	(70)	-	(70)

Loans
New impaired loans	-	-	96	96
Payments and other loan reductions	-	-	(942)	(942)
Change in total provision	-	-	30	30
Loans converted to OREO	-	-	(1,307)	(1,307)

OREO
OREO converted from loans	-	1,307	-	1,307
Sales of OREO	-	(87)	-	(87)

June 30, 2011
Recurring:
Investment securities AFS	-	96,386	-	96,386

Non-recurring:
Maryland Financial Bank stock	-	30	-	30
Impaired loans	-	-	7,353	7,353
OREO	-	1,435	-	1,435
	$-	$97,851	$7,353	$105,204

The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2011		December 31, 2010
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$7,056	$7,056	$6,492	$6,492
Interest-bearing deposits	2,625	2,625	1,568	1,568
Federal funds sold	710	710	940	940
Investment securities	96,386	96,386	87,268	87,268
Investments in restricted stock	1,634	1,634	1,745	1,745
Ground rents	178	178	178	178
Loans, net	230,156	232,710	229,851	234,426
Accrued interest receivable	1,494	1,494	1,539	1,539

Financial liabilities:
Deposits	306,735	281,887	294,444	269,480
Short-term borrowings	185	185	4,274	4,274
Long-term borrowings	20,000	20,154	20,000	19,611
Dividends payable	231	231	232	232
Accrued interest payable	69	69	55	55

Off-balance sheet commitments	21,778	21,778	21,762	21,762

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$0	$0	$0	$0	$0	$0
State and Municipal	6,373	149	2,858	229	9,231	378
Corporate Trust Preferred	0	0	288	439	288	439
Mortgage Backed	10,738	54	2,660	71	13,398	125
	$17,111	$203	$5,806	$739	$22,917	$942

At June 30, 2011, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Fitch rating of C.  The market for these securities at June 30, 2011 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of June 30, 2011 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed future defaults on the currently performing financial institutions of 75 basis points applied annually with a 15% recovery after a two year lag on both current and future defaulting financial institutions.  As a result of this testing, a write-down of $22,000 was taken on this security.

Maryland Financial Bank stock was written down $70,000 in the second quarter of 2011 due to a prospectus that offered stock at a discount from par.

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

As of June 30, 2011, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On June 30, 2011 the Bank held 12 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities.  The Bank has no mortgage-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Except as noted above, as of June 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,155	$2,893
Credit losses - no previous OTTI recognized	-	-
Credit losses - previous OTTI recognized	22	262

Estimated credit losses, end of period	$3,177	$3,155

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations had consolidated net income of $758,000 ($0.28 basic and diluted earnings per share) for the second quarter of 2011, compared to the second quarter of 2010 consolidated net income of $322,000 ($0.12 basic and diluted income per share), a 135.4% increase.   Year-to-date net income was $1,467,000 ($0.54 basic and diluted earnings per share) for 2011, compared to the 2010 consolidated net income of $721,000 ($0.27 basic and diluted income per share), a 103.47% increase.  The increases in earnings for the second quarter and year-to-date were primarily due to a decrease in interest expense on deposits, long-term borrowings and junior subordinated debentures, a decrease in the provision for credit losses and an increase in gains on investment securities.

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2011 was $3,396,000 and $6,743,000, respectively, compared to $3,181,000 and $6,275,000 for the same period in 2010, an increase of $215,000 (6.76%) for the three months and an increase of $468,000 (7.46%) for the six months.

Interest income for the second quarter decreased from $4,612,000 in 2010 to $4,323,000 in 2011, a 6.27% decrease.    Interest income for the six months decreased from $9,184,000 in 2010 to $8,609,000 in 2011, a 6.26% decrease.  The interest income decrease for the three and six month periods were due to a decrease in loan income and interest income on U.S. Government agency securities, partially offset by an increase in income on state and municipal securities.

Interest expense for the second quarter decreased from $1,431,000 in 2010 to $927,000 in 2011, a 35.22% decrease.  Interest expense for the six months decreased from $2,909,000 in 2010 to $1,866,000 in 2011, a 35.85% decrease.  The decreases in interest expense for the three and six month periods ended June 30, 2011 were due to a decrease in interest paid on deposit balances, long-term borrowings and junior subordinated debentures. The reduction in long-term borrowings and junior subordinated debentures was due to the payoff in September 2010 of $5,155,000 in outstanding 10.6% Trust Preferred Securities, maturing on September 7, 2030 and a $7 million 5.84% borrowing from the Federal Home Loan Bank of Atlanta.

Net interest margins for the three and six months ended June 30, 2011 was 4.36% and 4.40%, compared to tax equivalent net interest margins of 4.01% and 4.02% for the three and six months ended June 30, 2010.   The expansion of the net interest margin from the 2010 to 2011 periods was primarily due to the reduction in interest expense, as noted above.

Provision for Credit Losses.  The Company made a provision for credit losses of $0 and $225,000 during the three and six month periods ended June 30, 2011 and $450,000 and $750,000 for credit losses during the three and six month periods ended June 30, 2010.  As of June 30, 2011, the allowance for credit losses equaled 72.77% of non-accrual and past due loans compared to 48.69% at December 31, 2010 and 95.56% at June 30, 2010.  During the three and six month periods ended June 30, 2011, the Company recorded net (recoveries) charge-offs of ($43,000) and $30,000, compared to net charge-offs of $50,000 and $428,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2011 period represent 0.02% of the average loan portfolio.

Other Income.  Other income increased from $429,000 for the three month period ended June 30, 2010, to $489,000 for the corresponding 2011 period, a $60,000 (13.99%) increase.   For the six month period, other income increased from $847,000 at June 30, 2010 to $1,100,000 for the corresponding 2011 period, a $254,000 (29.87%) increase.  The increases in both periods were related to gains on sales of investments in the 2011 periods.

Other Expenses.  Other expenses increased from $2,842,000 for the three month period ended June 30, 2010, to $2,887,000 for the corresponding 2011 period, a $45,000 (1.58%) increase.    Other expenses increased from $5,603,000 for the six month period ended June 30, 2010, to $5,698,000 for the corresponding 2011 period, a $95,000 (1.70%) increase.  The increase for the three and six month periods was primarily due to increases in FDIC and legal expenses, partially offset by decreases in salaries and employee benefits.

Income Taxes.  During the three and six months ended June 30, 2011, the Company recorded income tax expense of $240,000 and $453,000, compared to income tax (benefits) expense of ($4,000) and $48,000 for the same periods in 2010.  The Company’s effective tax rate for the three and six month periods in 2011 was 24.05% and 23.59%, respectively, compared to (1.2%) and 6.2% for the prior year period.  The increase in the effective tax rate for the three and six months periods was due to a decrease in the proportion of tax exempt income included in net interest income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the second quarter of 2011, comprehensive income, net of tax, totaled $1,833,000, compared to the June 30, 2010 comprehensive income of $1,535,000.  Year-to-date   comprehensive income, net of tax, totaled $3,206,000, as of June 30, 2011, compared to the June 30, 2010 comprehensive income of $1,580,000.  The increase was due to an increase in net income and the net unrealized gains on securities arising during the three and six month periods.

Financial Condition

General.  The Company’s assets increased to $357,841,000 at June 30, 2011 from $347,067,000 at December 31, 2010, primarily due to an increase in cash and cash equivalents, securities and other real estate owned, partially offset by a decrease in other assets.  The Bank’s net loans totaled $230,156,000 at June 30, 2011, compared to $229,851,000 at December 31, 2010, an increase of $305,000 (0.13%), primarily attributable to increases in purchase money mortgages, personal secured installment loans and non-homeowner occupied construction loans, partially offset by decreases in auto loans and mortgage loans purchased.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $96,386,000 at June 30, 2011, a $9,118,000 (10.45%) increase from $87,268,000 at December 31, 2010.  This increase was funded by the increase in deposits received during the six month period.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2011, totaled $10,391,000, an increase of $1,391,000 (15.46%) from the December 31, 2010 total of $9,000,000.  This increase comes from the increase in deposits received during the six month period ended June 30, 2011.

Deposits as of June 30, 2011, totaled $306,735,000, which is an increase of $12,291,000 (4.17%) from $294,444,000 at December 31, 2010.  Demand deposits as of June 30, 2011, totaled $74,357,000, which is an increase of $6,301,000 (9.26%) from $68,056,000 at December 31, 2010.  NOW accounts as of June 30, 2011, totaled $23,826,000, which is an increase of $143,000 (0.60%) from $23,683,000 at December 31, 2010.  Money market accounts as of June 30, 2011, totaled $17,696,000, which is an increase of $985,000 (5.89%), from $16,711,000 at December 31, 2010.  Savings deposits as of June 30, 2011, totaled $56,733,000, which is an increase of $3,726,000 (7.03%) from $53,007,000 at December 31, 2010.  Certificates of deposit over $100,000 totaled $29,312,000 on June 30, 2011, which is a decrease of $1,574,000 (5.10%) from $30,886,000 at December 31, 2010.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $104,811,000 on June 30, 2011, which is a $2,710,000 (2.65%) increase from the $102,101,000 total at December 31, 2010.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2011			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$5,665	$26	$-	$1,337	$7,028
Commercial real estate	70,543	1,070	-	3,192	74,805
Consumer and indirect	44,212	1,237	-	126	45,575
Residential real estate	106,218	878	-	285	107,381

	$226,638	$3,211	$-	$4,940	$234,789

At December 31, 2010			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$5,735	$98	$-	$1,360	$7,193
Commercial real estate	70,676	1,252	-	4,522	76,450
Consumer and indirect	45,155	1,580	-	125	46,860
Residential real estate	102,707	100	-	976	103,783

	$224,274	$3,029	$-	$6,983	$234,286

	At	At
	June 30,	December 31,
	2011	2010
	(Dollars in Thousands)

Restructured loans	$-	$-
Non-accrual and 90 days or more and still accruing loans to gross loans	2.15%	2.99%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	72.77%	48.69%

At June 30, 2011, there was $4,556,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  All prior period troubled debt restructurings are performing under the terms of the new modified agreements and are not reflected in the above table.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2011 and 2010 were as follows:

	Commercial		Consumer
June 30, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$263	$2,108	$830	$196	$3	$3,400
Provision for credit losses	223	(46)	-	8	40	225
Recoveries	4	33	255	1	-	293
Loans charged off	(6)	-	(313)	(4)	-	(323)

Balance, end of quarter	$484	$2,095	$772	$201	$43	$3,595

	Six Months Ended June 30,
	2011	2010
	(Dollars in Thousands)

Beginning balance		$3,573

Charge-offs		(711)
Recoveries		283
Net charge-offs		(428)
Provisions charged to operations		750

Ending balance		$3,895

Average loans	$229,573	$233,009

Net charge-offs to average loans (annualized)	0.02%	0.36%

Risk ratings of loans by categories of loans at June 30, 2011 are as follows:

	Commercial		Consumer
June 30,2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,490	$62,396	$44,152	$104,693	$216,731
Special mention	468	4,801	1,131	2,263	8,663
Substandard	1,070	7,608	166	425	9,269
Doubtful	-	-	126	-	126
Loss	-	-	-	-	-

	$7,028	$74,805	$45,575	$107,381	$234,789

Loans classified by the Bank as impaired by categories of loans at June 30, 2011 are as follows:

June 30, 2011
(Dollars in Thousands)	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total
Individually evaluated impaired balance:
Balance, beginning of year	$794	$8,999	$78	$1,163	$11,034
Originations	-	-	-	-	-
Sales/repayments	(58)	(1,391)	(1)	(507)	(1,957)
Charge-offs	-	-	-	-	-
Transfers to/from individually impaired	313	-	-	(186)	127

Balance, end of quarter	$1,049	$7,608	$77	$470	$9,204
Fair value of ending balance	$657	$5,913	$57	$439	$7,066

Collectively evaluated impaired balance:
Balance, beginning of year	$-	$-	$389	$-	$389
Originations	-	-	-	-	-
Sales/repayments	-	-	(16)	-	(16)
Charge-offs	(5)	-	(314)	(4)	(323)
Transfers to/from collectively impaired	5	-	233	4	242

Balance, end of quarter	$-	$-	$292	$-	$292
Fair value of ending balance	$-	$-	$287	$-	$287

The allowance for credit losses on loans classified by the Bank as impaired by categories of loans at June 30, 2011 is as follows:

June 30,2011
(Dollars in Thousands)	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total
Allowance for individually evaluated impaired:
Balance, beginning of year	$183	$1,701	$21	$34	$1,939
Provision for credit losses	210	(13)	(1)	-	196
Recoveries	3	7	-	1	11
Loans charged off	(3)	-	(1)	(4)	(8)

Balance, end of quarter	$393	$1,695	$19	$31	$2,138

Allowance for collectively evaluated impaired:
Balance, beginning of year	$-	$-	$8	$-	$8
Provision for credit losses	-	-	55	-	55
Recoveries	-	-	255	-	255
Loans charged off	-	-	(313)	-	(313)

Balance, end of quarter	$-	$-	$5	$-	$5

Reserve for Unfunded Commitments.  As of June 30, 2011, the Bank had outstanding commitments totaling $21,778,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2011	2010
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the second quarter of 2011.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2011.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$9,681
Federal funds and overnight deposits	710	-	-	-	710
Securities	255	-	1,053	95,078	96,386
Loans	15,847	13,548	68,195	132,566	230,156
Fixed assets	-	-	-	-	4,118
Other assets	-	-	-	-	16,790

Total assets	$16,812	$13,548	$69,248	$227,644	$357,841

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$74,357
NOW accounts	23,826	-	-	-	23,826
Money market deposit accounts	17,696	-	-	-	17,696
Savings accounts	56,733	-	-	-	56,733
IRA accounts	2,808	8,500	27,664	1,694	40,666
Certificates of deposit	12,801	38,855	41,436	365	93,457
Short-term borrowings	185	-	-	-	185
Long-term borrowings	-	-	-	20,000	20,000
Other liabilities	-	-	-	-	1,844
Stockholders’ equity:	-	-	-	-	29,077

Total liabilities and stockholders' equity	$114,049	$47,355	$69,100	$22,059	$357,841

GAP	$(97,237)	$(33,807)	$148	$205,585
Cumulative GAP	$(97,237)	$(131,044)	$(130,896)	$74,689
Cumulative GAP as a % of total assets	-27.17%	-36.62%	-36.58%	20.87%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of June 30, 2011, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-6.9%	-4.3%	1.6%	0.8%
% Change in Economic Value of Equity	-21.9%	-13.2%	-1.0%	-11.2%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2011, totaled $10,391,000, an increase of $1,391,000 (15.46%) from the December 31, 2010 total of $9,000,000.

As of June 30, 2011, the Bank was permitted to draw on a $50,389,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of June 30, 2011, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018.  In addition, the Bank has two unsecured federal funds lines of credit in the amount of $3.0 million from a commercial bank and a $5.0 million from a financial bank, of which nothing was outstanding as of June 30, 2011.

The Company’s stockholders’ equity increased $2,745,000 (10.42%) during the six months ended June 30, 2011, due mainly to a decrease in other comprehensive loss, net of taxes, and an increase in retained net income from the period.  The Company’s accumulated other comprehensive gain (loss), net of taxes (benefits) increased by $1,739,000 (173.03%) from ($1,005,000) at December 31, 2010 to $734,000 at June 30, 2011, as a result of an increase in the market value of securities classified as available for sale.  Retained earnings increased by $926,000 (6.05%) as the result of the Company’s net income for the six months, partially offset by dividends.  Common stock and surplus increased due to dividend reinvestment during the six months of 2011.  In addition, $79,448 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At June 30, 2010, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 7.82%, a Tier 1 risk-based capital ratio of 12.56% and a total risk-based capital ratio of 13.82%.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated August 11, 2011
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (to be filed by amendment)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: August 12, 2011	By:		/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

		By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer