Form 10-Q/A
period 2011-06-30
GLEN BURNIE BANCORP
filed 2011-09-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

GLEN BURNIE BANCORP

The Registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed with the Commission on August 15, 2011.  The purpose of the amendment is to include interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (previously filed)
31.2	Rule 15d-14(a) Certification of Chief Financial Officer (previously filed)
32.1	Section 1350 Certifications (previously filed)
99.1	Press Release dated August 11, 2011 (previously filed)
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: September 12, 2011	By:	/s/ Michael G. Livingston
Michael G. Livingston
President, Chief Executive Officer

By:	/s/ John E. Porter
Chief Financial Officer