Form 10-Q
period 2011-09-30
GLEN BURNIE BANCORP
filed 2011-11-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2011

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

At November 3, 2011, the number of shares outstanding of the registrant’s common stock was 2,717,907.

TABLE OF CONTENTS

		Page

Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, September 30, 2011 (unaudited) and December 31, 2010 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	23

Part II - Other Information

Item 6.	Exhibits	24

	Signatures	25

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)

ASSETS

Cash and due from banks	$7,908	$6,492
Interest-bearing deposits in other financial institutions	8,921	1,568
Federal funds sold	759	940
Cash and cash equivalents	17,588	9,000
Investment securities available for sale, at fair value	98,038	87,268
Federal Home Loan Bank stock, at cost	1,579	1,745
Maryland Financial Bank stock, at cost	30	100
Loans, less allowance for credit losses (September 30: $3,665; December 31: $3,400)	226,702	229,851
Premises and equipment, at cost, less accumulated depreciation	4,169	4,124
Other real estate owned	1,197	215
Cash value of life insurance	8,374	7,954
Other assets	4,563	6,810

Total assets	$362,240	$347,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$309,701	$294,444
Short-term borrowings	219	4,274
Long-term borrowings	20,000	20,000
Other liabilities	1,916	2,017
Total liabilities	331,836	320,735

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: September 30: 2,717,907 shares; December 31: 2,702,091 shares	2,718	2,702
Surplus	9,438	9,335
Retained earnings	16,725	15,300
Accumulated other comprehensive gain (loss), net of taxes (benefits)	1,523	(1,005)
Total stockholders’ equity	30,404	26,332

Total liabilities and stockholders’ equity	$362,240	$347,067

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income on:
Loans, including fees	$3,492	$3,696	$10,488	$11,091
U.S. Treasury and U.S. Government agency securities	407	482	1,160	1,495
State and municipal securities	408	363	1,191	1,023
Other	42	67	119	183
Total interest income	4,349	4,608	12,958	13,792

Interest expense on:
Deposits	754	923	2,298	2,867
Short-term borrowings	-	-	4	-
Long-term borrowings	161	266	479	791
Junior subordinated debentures	-	208	-	648
Total interest expense	915	1,397	2,781	4,306

Net interest income	3,434	3,211	10,177	9,486

Provision for credit losses	150	300	375	1,050

Net interest income after provision for credit losses	3,284	2,911	9,802	8,436

Other income:
Service charges on deposit accounts	151	162	469	480
Other fees and commissions	235	226	631	618
Other non-interest income	(30)	87	(25)	90
Income on life insurance	60	67	180	201
Gains on investment securities	85	176	346	176
Total other income	501	718	1,601	1,565

Other expenses:
Salaries and employee benefits	1,658	1,660	4,936	5,009
Occupancy	211	207	640	627
Impairment of securities and stocks	-	-	92	66
Other expenses	907	862	2,806	2,630
Total other expenses	2,776	2,729	8,474	8,332

Income before income taxes	1,009	900	2,929	1,669

Income tax expense	239	211	692	259

Net income	$770	$689	$2,237	$1,410

Basic and diluted earnings per share of common stock	$0.29	$0.25	$0.83	$0.52

Weighted average shares of common stock outstanding	2,712,882	2,692,329	2,707,944	2,687,724

Dividends declared per share of common stock	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$770	$689	$2,237	$1,410

Other comprehensive income (loss) , net of tax

Unrealized gains (losses) securities:

Unrealized holding gains arising during the period	997	642	2,736	1,855

Reclassification adjustment for (gains) included in net income	(208)	(106)	(208)	(106)

Comprehensive income	$1,559	$1,225	$4,765	$3,159

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$2,237	$1,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	989	767
Provision for credit losses	375	1,050
Gains on disposals of assets, net	(352)	(258)
Impairment of securities and stocks	92	66
Income on investment in life insurance	(180)	(201)
Write-downs of other real estate owned	40	-
Changes in assets and liabilities:
Decrease in other assets	550	568
(Decrease) increase in other liabilities	(100)	538

Net cash provided by operating activities	3,651	3,940

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	15,079	14,065
Proceeds from maturities and sales of other investment securities	9,715	4,185
Purchases of investment securities	(31,715)	(23,708)
Sales of Federal Home Loan Bank stock	166	45
Purchase of life insurance contracts	(240)	-
Redemption of common stock in the Glen Burnie Statutory Trust I	-	155
Proceeds from sales of other real estate	285	451
Purchases of other real estate	-	(512)
Decrease in loans, net	1,467	8,925
Proceeds from the disposition of premises and equipment	10	-
Purchases of premises and equipment	(338)	(208)

Net cash (used) provided by investing activities	(5,571)	3,398

Cash flows from financing activities:
Increase in deposits, net	15,257	4,126
(Decrease) increase in short-term borrowings, net	(4,055)	4
Repayment of long-term borrowings	-	(7,031)
Dividends paid	(813)	(808)
Redemption of guaranteed preferres beneficial interests in Glen Burnie Bancorp junior subordinated debentures	-	(5,155)
Common stock dividends reinvested	119	124

Net cash provided (used) by financing activities	10,508	(8,740)

Increase (decrease) in cash and cash equivalents	8,588	(1,402)

Cash and cash equivalents, beginning of year	9,000	11,434

Cash and cash equivalents, end of period	$17,588	$10,032

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three  and nine months ended September 30, 2011 and 2010.

Operating results for the three and nine months ended September 30, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic and diluted:
Net income	$770,000	$689,000	$2,237,000	$1,410,000
Weighted average common shares outstanding	2,712,882	2,692,329	2,707,944	2,687,724
Basic and dilutive net income per share	$0.29	$0.25	$0.83	$0.52

Diluted earnings per share calculations were not required for the three and nine months ended September 30, 2011 and 2010, since there were no options outstanding.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period were required for the annual reporting periods ended December 31, 2010.  Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The adoption of this ASU resulted in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance. The Company has complied with the reporting requirements as of September 30, 2011.

In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan, it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR under prior guidance. The Company has complied with ASU No. 2011-02 as of September 30, 2011.

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

The FASB has issued several exposure drafts which, if adopted, would significantly alter the Company’s (and all other financial institutions’) method of accounting for, and reporting, its financial assets and some liabilities from a historical cost method to a fair value method of accounting as well as the reported amount of net interest income. Also, the FASB has issued an exposure draft regarding a change in the accounting for leases. Under this exposure draft, the total amount of “lease rights” and total amount of future payments required under all leases would be reflected on the balance sheets of all entities as assets and debt. If the changes under discussion in either of these exposure drafts are adopted, the financial statements of the Company could be materially impacted as to the amounts of recorded assets, liabilities, capital, net interest income, interest expense, depreciation expense, rent expense and net income. The Company has not determined the extent of the possible changes at this time. The exposure drafts are in different stages of review, approval and possible adoption.  The FASB is scheduled to complete their deliberations by year end December 31, 2011.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis.  No assets are valued under Level 1 inputs at September 30, 2011 or December 31, 2010.  The Company has assets measured by fair value measurements on a non-recurring basis during 2011.  At September 30, 2011, these assets include 22 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and two properties classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
	Level 1	Level 2	Level 3	Value
December 31, 2010
Recurring:
Investment securities available for sale (AFS)	$-	$87,268	$-	$87,268

Non-recurring:
Maryland Financial Bank stock	-	100	-	100
Impaired loans	-	-	9,476	9,476
OREO	-	215	-	215
	-	87,583	9,476	97,059

Activity:
Investment securities AFS
Purchases of investment securities	-	31,715	-	31,715
Sales, calls and maturities of investment securities	-	(24,452)	-	(24,452)
Amortization/accretion of premium/discount	-	(670)	-	(670)
Increase in market value	-	4,199	-	4,199
OTTI on investments	-	(22)	-	(22)

Maryland Financial Bank stock
OTTI on stock	-	(70)	-	(70)

Loans
New impaired loans	-	-	1,054	1,054
Payments and other loan reductions	-	-	(1,090)	(1,090)
Change in total provision	-	-	15	15
Loans converted to OREO	-	-	(1,307)	(1,307)

OREO
Write-down to Sale Price	-	(40)	-	(40)
OREO converted from loans	-	1,307	-	1,307
Sales of OREO	-	(285)	-	(285)

September 30, 2011
Recurring:
Investment securities AFS	-	98,038	-	98,038

Non-recurring:
Maryland Financial Bank stock	-	30	-	30
Impaired loans	-	-	8,148	8,148
OREO	-	1,197	-	1,197
	$-	$99,265	$8,148	$107,413

The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2011		December 31, 2010
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$7,908	$7,908	$6,492	$6,492
Interest-bearing deposits	8,921	8,921	1,568	1,568
Federal funds sold	759	759	940	940
Investment securities	98,038	98,038	87,268	87,268
Investments in restricted stock	1,579	1,579	1,745	1,745
Ground rents	178	178	178	178
Loans, net	226,702	226,441	229,851	234,426
Accrued interest receivable	1,398	1,398	1,539	1,539

Financial liabilities:
Deposits	309,701	291,985	294,444	269,480
Short-term borrowings	219	219	4,274	4,274
Long-term borrowings	20,000	21,207	20,000	19,611
Dividends payable	232	232	232	232
Accrued interest payable	77	77	55	55

Off-balance sheet commitments	22,821	22,821	21,762	21,762

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$0	$0	$0	$0	$0	$0
State and Municipal	1,301	5	1,839	72	3,140	77
Corporate Trust Preferred	0	0	332	301	332	301
Mortgage Backed	13,193	73	1,931	28	15,124	101
	$14,494	$78	$4,102	$401	$18,596	$479

At September 30, 2011, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Fitch rating of C.  The market for these securities at September 30, 2011 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of September 30, 2011 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed future defaults on the currently performing financial institutions of 75 basis points applied annually with a 15% recovery after a two year lag on both current and future defaulting financial institutions.  As a result of this testing, a write-down of $22,000 was taken on this security in the first quarter of 2011.

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

As of September 30, 2011, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On September 30, 2011 the Bank held 10 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities.  The Bank has no mortgage-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Except as noted above, as of September 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,155	$2,893
Credit losses - no previous OTTI recognized	-	-
Credit losses - previous OTTI recognized	22	262

Estimated credit losses, end of period	$3,177	$3,155

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations had consolidated net income of $770,000 ($0.29 basic and diluted earnings per share) for the third quarter of 2011, compared to the third quarter of 2010 consolidated net income of $689,000 ($0.25 basic and diluted income per share), an 11.76% increase.   Year-to-date net income was $2,237,000 ($0.83 basic and diluted earnings per share) for 2011, compared to the 2010 consolidated net income of $1,410,000 ($0.52 basic and diluted income per share), a 58.65% increase.  The increases in earnings for the third quarter and year-to-date were primarily due to a decrease in interest expense on deposits, long-term borrowings and junior subordinated debentures and a decrease in the provision for credit losses. The year-to-date also included an increase in gains on investment securities.

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September  30, 2011 was $3,434,000 and $10,177,000, respectively, compared to $3,211,000 and $9,486,000 for the same period in 2010, an increase of $223,000 (6.94%) for the three months and an increase of $691,000 (7.28%) for the nine months.

Interest income for the third quarter decreased from $4,608,000 in 2010 to $4,349,000 in 2011, a 5.62% decrease.    Interest income for the nine months decreased from $13,792,000 in 2010 to $12,958,000 in 2011, a 6.05% decrease.  The interest income decrease for the three and nine month periods were due to a decrease in loan income and interest income on U.S. Government agency securities, partially offset by an increase in income on state and municipal securities.

Interest expense for the third quarter decreased from $1,397,000 in 2010 to $915,000 in 2011, a 34.50% decrease.  Interest expense for the nine months decreased from $4,306,000 in 2010 to $2,781,000 in 2011, a 35.42% decrease.  The decreases in interest expense for the three and nine month periods ended September 30, 2011 were due to a decrease in interest paid on deposit balances, long-term borrowings and junior subordinated debentures.  The reduction in long-term borrowings and junior subordinated debentures was due to the payoff in September 2010 of $5,155,000 in outstanding 10.6% Trust Preferred Securities, maturing on September 7, 2030 and a $7 million 5.84% borrowing from the Federal Home Loan Bank of Atlanta.

Net interest margins for the three and nine months ended September 30, 2011 was 4.41% and 4.41% respectively, compared to tax equivalent net interest margins of 4.02% and 4.07% for the three and nine months ended September 30, 2010 respectively.   The expansion of the net interest margin from the 2010 to 2011 periods was primarily due to the reduction in interest expense, as noted above.

Provision for Credit Losses.  The Company made a provision for credit losses of $150,000 and $375,000 respectively during the three and nine month periods ended September 30, 2011 and $300,000 and $1,050,000 respectively for credit losses during the three and nine month periods ended September 30, 2010.  As of September 30, 2011, the allowance for credit losses equaled 72.43% of non-accrual and past due loans compared to 48.69% at December 31, 2010 and 70.53% at September 30, 2010.  During the three and nine month periods ended September 30, 2011, the Company recorded net (recoveries) charge-offs of ($80,000) and $110,000 respectively, compared to net charge-offs of $132,000 and $560,000 during the corresponding  respective periods of the prior year.  On an annualized basis, net charge-offs for the 2011 period represent 0.06% of the average loan portfolio.

Other Income.  Other income decreased from $718,000 for the three month period ended September 30, 2010, to $501,000 for the corresponding 2011 period, a $217,000 (30.22%) decrease.   For the nine month period, other income increased from $1,565,000 at September 30, 2010 to $1,601,000 for the corresponding 2011 period, a $36,000 (2.30%) increase. The decrease for the three month period was due to a decrease in gains on investment securities and other non-interest income.  The increase for the nine month period was due to gains on investment securities, partially offset by a decrease in other income.

Other Expenses.  Other expenses increased from $2,729,000 for the three month period ended September 30, 2010, to $2,776,000 for the corresponding 2011 period, a $47,000 (1.72%) increase.    Other expenses increased from $8,332,000 for the nine month period ended September 30, 2010, to $8,474,000 for the corresponding 2011 period, a $142,000 (1.70%) increase.  The increase for the three month period was primarily due to the increase in FDIC, OREO and legal expenses, partially offset by a decrease in employee benefits.  The increase for the nine month period was primarily due to increases in FDIC, OREO, audit and legal expenses, offset by a decrease in loan expenses.

Income Taxes.  During the three and nine months ended September 30, 2011, the Company recorded income tax expense of $239,000 and $692,000 respectively, compared to income tax expense of $211,000 and $259,000 for the same respective periods in 2010.  The Company’s effective tax rate for the three and nine month periods in 2011 were 23.69% and 23.63%, respectively, compared to 23.44% and 15.52% for the prior year period.  The increase in the effective tax rate for the three and nine month periods was due to a decrease in the proportion of tax exempt income included in net interest income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the third quarter of 2011, comprehensive income, net of tax, totaled $1,559,000, compared to the September 30, 2010 comprehensive income of $1,225,000.  Year-to-date   comprehensive income, net of tax, totaled $4,765,000, as of September 30, 2011, compared to the September 30, 2010 comprehensive income of $3,159,000.  The increase was due to an increase in net income and the net unrealized gains on securities arising during the three and nine month periods.

Financial Condition

General.  The Company’s assets increased to $362,240,000 at September 30, 2011 from $347,067,000 at December 31, 2010, primarily due to an increase in cash and cash equivalents, securities and other real estate owned, partially offset by a decrease in other assets and loans.  The Bank’s net loans totaled $226,702,000 at September 30, 2011, compared to $229,851,000 at December 31, 2010, a decrease of $3,149,000 (1.37%), primarily attributable to a decrease in commercial mortgages, land development loans, auto loans and mortgage loans purchased, partially offset by an increase in purchase money mortgages, land mortgages, commercial construction loans and a reduction in mortgage participations sold.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $98,038,000 at September 30, 2011, a $10,770,000 (12.34%) increase from $87,268,000 at December 31, 2010.  This increase was funded by the increase in deposits received during the nine month period.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2011, totaled $17,588,000, an increase of $8,588,000 (95.42%) from the December 31, 2010 total of $9,000,000.  This increase comes from the increase in deposits received and a reduction in the loan balance for the nine month period ended September 30, 2011.

Deposits as of September 30, 2011, totaled $309,701,000, which is an increase of $15,257,000 (5.18%) from $294,444,000 at December 31, 2010.  Demand deposits as of September 30, 2011, totaled $74,964,000, which is an increase of $6,908,000 (10.15%) from $68,056,000 at December 31, 2010.  NOW accounts as of September 30, 2011, totaled $23,460,000, which is a decrease of $223,000 (0.95%) from $23,683,000 at December 31, 2010.  Money market accounts as of September 30, 2011, totaled $17,969,000, which is an increase of $1,258,000 (7.53%), from $16,711,000 at December 31, 2010.  Savings deposits as of September 30, 2011, totaled $56,429,000, which is an increase of $3,422,000 (6.46%) from $53,007,000 at December 31, 2010.  Certificates of deposit over $100,000 totaled $30,710,000 on September 30, 2011, which is a decrease of $176,000 (0.57%) from $30,886,000 at December 31, 2010.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $106,169,000 on September 30, 2011, which is a $4,068,000 (3.99%) increase from the $102,101,000 total at December 31, 2010.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At September 30, 2011			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$5,936	$137	$-	$1,320	$7,393
Commercial real estate	65,567	979	-	3,192	69,738
Consumer and indirect	45,556	937	-	42	46,535
Residential real estate	105,479	1,703	19	487	107,688

	$222,538	$3,756	$19	$5,041	$231,354

At December 31, 2010			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$5,735	$98	$-	$1,360	$7,193
Commercial real estate	70,676	1,252	-	4,522	76,450
Consumer and indirect	45,155	1,580	-	125	46,860
Residential real estate	102,707	100	-	976	103,783

	$224,274	$3,029	$-	$6,983	$234,286

	At	At
	September 30,	December 31,
	2011	2010
	(Dollars in Thousands)

Restructured loans	$2,830	$-
Non-accrual and 90 days or more and still accruing loans to gross loans	2.20%	2.99%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	72.43%	48.69%

At September 30, 2011, there was $5,760,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2011.

At September 30, 2011
(Dollars in Thousands)
		Related
	Recorded	Allowance for
	Investment	Losses
LOANS WITH SPECIFIC RESERVES:
Non-accrual loans:
Real-estate - mortgage:
Residential	$239	$26
Commercial	1,673	467
Comsumer	-	-
Installment	-	-
Home Equity	-	-
Commercial	20	20
Total non-accrual loans	1,932	513

Other Impaired loans:
Real-estate - mortgage:
Residential	1,465	445
Commercial	2,033	550
Comsumer	76	20
Installment	-	-
Home Equity	-	-
Commercial	725	444
Total Other Impaired loans	4,299	1,459

TDR ** loans:
Real Estate - Commercial (one loan)	2,818	675

LOANS WITHOUT SPECIFIC RESERVES:
Non-accrual loans:
Real-estate - mortgage:
Residential	243	1
Commercial	-	-
Comsumer	-	-
Installment	42	4
Home Equity	-	-
Commercial	-	-
Total non-accrual loans	285	5

Other Impaired:
Real-estate - mortgage:
Residential	24	-
Commercial	1,047	6
Consumer	12	-
Installment	124	-
Home Equity	-	-
Commercial	255	2
Total non-accrual loans	1,462	8

TDR ** loans:
Commercial (one loan)	12	-

Below is a summary of the average recorded investment amount and recognized interest income related to the Bank’s impaired loans at September 30, 2011.

At September 30, 2011
(Dollars in Thousands)
	Average
	Recorded	Income
	Amount	Recorded
LOANS WITH SPECIFIC RESERVES:
Non-accrual loans:
Real-estate - mortgage:
Residential	$239	$-
Commercial	1,699	72
Comsumer	-	-
Installment	-	-
Home Equity	-	-
Commercial	20	1
Total non-accrual loans	1,958	73

Other Impaired loans:
Real-estate - mortgage:
Residential	1,470	46
Commercial	2,061	105
Comsumer	77	7
Installment	-	-
Home Equity	-	-
Commercial	741	30
Total Other Impaired loans	4,349	188

TDR ** loans:
Real Estate - Commercial (one loan)	2,814	-

LOANS WITHOUT SPECIFIC RESERVES:
Non-accrual loans:
Real-estate - mortgage:
Residential	247	5
Commercial	-	-
Comsumer	-	-
Installment	-	-
Home Equity	-	-
Commercial	-	-
Total non-accrual loans	247	5

Other Impaired:
Real-estate - mortgage:
Residential	-	-
Commercial	1,054	39
Consumer	-	-
Installment	-	-
Home Equity	-	-
Commercial	293	16
Total non-accrual loans	1,347	55

TDR ** loans:
Commercial (one loan)	24	1

Non-accrual loans with specific reserves at September 30, 2011 are comprised of:

Commercial loans - Two loans to one borrower totaling $20,000 with $20,000 of specific reserves established.

Residential Real Estate – Three loans secured by residential property in the amount of $239,000 with specific reserves established for these loans in the amount of $26,000.

Commercial Real Estate – Two loans to one borrower in the amount of $1,673,000, secured by commercial and/or residential properties with specific reserves of $467,000 established for the loans.

Loans that were restructured by the Bank by categories of loans at September 30, 2011 are as follows:

At September 30, 2011
(Dollars in Thousands)		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled Debt Restructurings:
Real Estate - Residential	-	$-	$-
Real Estate - Commercial	1	2,759	2,818
Commercial	1	99	12
Finance leases	-	-	-

Troubled Debt Restructurings	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment

Troubled Debt Restructurings:
Real Estate - Residential	-	$-
Real Estate - Commercial	1	2,818
Commercial	-	-
Finance leases	-	-

At September 30, 2011, the Bank has one modified commercial loan (done in 2009) in the amount of $12,000 which modifications qualify the loan as Troubled Debt Restructuring (TDR).  The loan is included in the schedule above of accruing impaired loans.  This borrower is in compliance with the modified term and is accruing interest.  The Bank has one modified commercial real estate loan (done in 2010) in the amount of $2,818,000 which modifications qualify the loan as Troubled Debt Restructuring (TDR). The loan is included in the schedule above of non-accruing impaired loans.  This borrower is not in compliance with the modified term and is not accruing interest.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2011 and 2010 were as follows:

	Commercial		Consumer
September 30, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$263	$2,108	$830	$196	$3	$3,400
Provision for credit losses	305	(95)	135	447	(417)	375
Recoveries	4	56	333	1	-	394
Loans charged off	(6)	-	(494)	(4)	-	(504)

Balance, end of quarter	$566	$2,069	$804	$640	$(414)	$3,665

	Nine Months Ended September 30,
	2011	2010
	(Dollars in Thousands)

Beginning balance		$3,573

Charge-offs		(1,087)
Recoveries		527
Net charge-offs		(560)
Provisions charged to operations		1,050

Ending balance		$4,063

Average loans	$229,665	$231,637

Net charge-offs to average loans (annualized)	0.06%	0.32%

During 2011, loans to 62 borrowers and related entities totaling $504,000 were determined to be uncollectible and were charged off.

Risk ratings of loans by categories of loans at September 30, 2011 are as follows:

	Commercial		Consumer
September 30, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,915	$57,402	$45,124	$105,007	$213,448
Special mention	466	4,765	1,131	977	7,339
Substandard	1,012	7,571	174	1,704	10,461
Doubtful	-	-	106	-	106
Loss	-	-	-	-	-

	$7,393	$69,738	$46,535	$107,688	$231,354

Loans classified by the Bank as impaired by categories of loans at September 30, 2011 are as follows:

September 30, 2011
(Dollars in Thousands)	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total
Individually evaluated impaired balance:
Balance, beginning of year	$794	$8,999	$78	$1,163	$11,034
Originations	-	-	-	-	-
Sales/repayments	(107)	(1,428)	(2)	(508)	(2,045)
Charge-offs	-	-	-	-	-

Transfers to/from individually impaired	325	-	-	1,292	1,617

Balance, end of quarter	$1,012	$7,571	$76	$1,947	$10,606

Fair value of ending balance	$545	$5,873	$57	$1,475	$7,950

Collectively evaluated impaired balance:
Balance, beginning of year	$-	$-	$389	$-	$389
Originations	-	-	-	-	-
Sales/repayments	-	-	(12)	-	(12)
Charge-offs	(7)	-	(494)	(4)	(505)

Transfers to/from collectively impaired	7	-	295	28	330

Balance, end of quarter	$-	$-	$178	$24	$202

Fair value of ending balance	$-	$-	$174	$24	$198

The allowance for credit losses on loans classified by the Bank as impaired by categories of loans at September 30, 2011 is as follows:

September 30, 2011
(Dollars in Thousands)	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total
Allowance for individually evaluated impaired:
Balance, beginning of year	$183	$1,701	$21	$34	$1,939
Provision for credit losses	281	(16)	-	440	705
Recoveries	3	7	-	1	11
Loans charged off	(3)	-	(1)	(4)	(8)

Balance, end of quarter	$464	$1,692	$20	$471	$2,647

Allowance for collectively evaluated impaired:
Balance, beginning of year	$-	$-	$8	$-	$8
Provision for credit losses	2	(16)	157	1	144
Recoveries	-	22	333	-	355
Loans charged off	-	-	(494)	-	(494)

Balance, end of quarter	$2	$6	$4	$1	$13

Reserve for Unfunded Commitments.  As of September 30, 2011, the Bank had outstanding commitments totaling $22,821,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the third quarter of 2011.

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

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2011.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$16,829
Federal funds and overnight deposits	759	-	-	-	759
Securities	-	-	1,051	96,987	98,038
Loans	15,890	8,549	70,584	131,679	226,702
Fixed assets	-	-	-	-	4,169
Other assets	-	-	-	-	15,743

Total assets	$16,649	$8,549	$71,635	$228,666	$362,240

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$74,964
NOW accounts	23,460	-	-	-	23,460
Money market deposit accounts	17,969	-	-	-	17,969
Savings accounts	56,429	-	-	-	56,429
IRA accounts	2,989	10,550	26,192	1,646	41,377
Certificates of deposit	16,852	35,647	42,525	478	95,502
Short-term borrowings	219	-	-	-	219
Long-term borrowings	-	-	-	20,000	20,000
Other liabilities	-	-	-	-	1,916
Stockholders’ equity:	-	-	-	-	30,404

Total liabilities and stockholders' equity	$117,918	$46,197	$68,717	$22,124	$362,240

GAP	$(101,269)	$(37,648)	$2,918	$206,542
Cumulative GAP	$(101,269)	$(138,917)	$(135,999)	$70,543
Cumulative GAP as a % of total assets	-27.96%	-38.35%	-37.54%	19.47%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of September 30, 2011, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-4.3%	-2.4%	2.1%	1.8%
% Change in Economic Value of Equity	-22.5%	-13.9%	0.8%	-7.4%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2011, totaled $17,588,000, an increase of $8,588,000 (95.42%) from the December 31, 2010 total of $9,000,000.

As of September 30, 2011, the Bank was permitted to draw on a $49,305,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of September 30, 2011, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018.  In addition, the Bank has two unsecured federal funds lines of credit in the amount of $3.0 million from a commercial bank and a $5.0 million from a financial bank, of which nothing was outstanding as of September 30, 2011.

The Company’s stockholders’ equity increased $4,072,000 (15.46%) during the nine months ended September 30, 2011, due mainly to a decrease in other comprehensive loss, net of taxes, and an increase in retained net income from the period.  The Company’s accumulated other comprehensive gain (loss), net of taxes (benefits) increased by $2,528,000 (251.54%) from ($1,005,000) at December 31, 2010 to $1,523,000 at September 30, 2011, as a result of an increase in the market value of securities classified as available for sale.  Retained earnings increased by $1,425,000 (9.31%) as the result of the Company’s net income for the nine months, partially offset by dividends.  Common stock and surplus increased due to dividend reinvestment during the nine months of 2011.  In addition, $118,613 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At September 30, 2010, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 7.92%, a Tier 1 risk-based capital ratio of 13.09% and a total risk-based capital ratio of 14.30%.

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
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September30, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: November 8, 2011	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer