Form 10-K
period 2011-12-31
GLEN BURNIE BANCORP
filed 2012-03-16
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 or

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $18,428,889.

The number of shares of common stock outstanding as of March 8, 2012 was 2,722,628.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP

2011 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

General

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland. The Company owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Odenton, Riviera Beach, Crownsville, Severn (two locations), Linthicum and Severna Park, Maryland. The Bank also maintains a remote Automated Teller Machine (“ATM”) location in Pasadena, Maryland. The Bank maintains a website at www.thebankofglenburnie.com. The Bank is the oldest independent commercial bank in Anne Arundel County. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank also originates automobile loans through arrangements with local automobile dealers. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).

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

Economic and Credit Turmoil from 2008 to 2011

The turmoil and economic downturn, which began in, and has continued since 2009, has engulfed the United States and world financial services industry. The ensuing overall consequences to numerous industries and the U.S. economy is well known and discussed daily in the media. The Bank and, as a result, the Company, have not been immune to the impact of these difficult economic times. While, due to conservative lending decisions, the Bank has no exposure to the credit issues affecting the sub-prime residential mortgage market, the economic slowdown resulted in the necessity of our contributing $1,145,649 to the provision for loan losses in 2008, $2,442,976 in 2009, $1,050,000 in 2010 and $663,000 for 2011, primarily due to valuation issues in our commercial mortgage portfolio and continuing delinquency in our indirect automobile portfolio combined with adjustments we made to the risk factors in our calculation of required loan loss reserves. In addition, the economic downturn also resulted in an FDIC insurance premium assessment rising from $35,544 in 2008 to $549,716 in 2009, a more than 1,400% increase. For 2010 and 2011, our FDIC assessments were $464,585 and $572,425 respectively. Despite the economic downturn and these events, which are unusual for us in any year, we realized net income of $1,262,462, $2,064,785, and $2,993,093 for 2009, 2010 and 2011, respectively. The Bank and others believe that the economy showed signs of improvement in 2010, although economic weakness continues in the real estate and other markets. We remain well capitalized and did not need to apply for any funding from the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP). During the past three years, we continued to lend money and, we believe, meet the needs of our customers and neighbors through a difficult time. We believe we are a sound, conservatively run financial institution that has been profitable in 2009, 2010 and 2011 despite the deterioration in the economic environment and the outside forces that have affected us these past three years.

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

The Company’s total loan portfolio decreased in 2010 and increased during the 2011, 2009, 2008, and 2007 fiscal years. In 2011, the increase in the loan portfolio was primarily due to increases in indirect loans, residential mortgages, and installment loans, partially offset by a decrease in commercial mortgages. In 2011, mortgage participations purchased decreased but so did mortgage participations sold. In 2010, the decrease in the loan portfolio was primarily due to decreases in indirect loans, commercial mortgages, secured demand commercial loans and commercial loans, partially offset by increases in refinance and purchase money mortgage loans and land development loans. Mortgage participations purchased decreased but so did mortgage participations sold. In 2009, the increase in the loan portfolio was primarily due to increases in refinanced mortgage loans, purchase money mortgage loans, home equity and commercial mortgages, partially offset by a decrease in indirect loans and mortgage participations purchased. In 2008, the increase in the loan portfolio was primarily due to increases in refinanced mortgage loans, commercial and residential construction loans and mortgage participations purchased, partially offset by additional mortgage participations sold and a decrease in indirect loans. In 2007, the increases were due to residential and commercial mortgages and construction, offset by a decrease in indirect lending and mortgage participations purchased and an increase in mortgage participations sold.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2011		2010		2009		2008		2007
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$107,664	45.29%	$102,199	43.62%	$95,683	39.81%	$87,708	36.85%	$76,781	37.98%
Commercial	67,656	28.46	72,670	31.02	79,845	33.23	76,153	31.99	47,843	23.66
Construction and land development	5,092	2.14	5,363	2.29	1,743	0.73	6,590	2.77	5,876	2.91

Consumer:
Installment	18,048	7.59	16,407	7.00	15,965	6.64	16,451	6.91	17,087	8.45
Credit card	163	0.07	168	0.07	166	0.07	173	0.07	143	0.07
Indirect automobile	31,907	13.42	30,286	12.93	37,092	15.44	43,970	18.47	49,260	24.37
Commercial	7,193	3.03	7,193	3.07	9,801	4.08	6,974	2.94	5,184	2.56
Gross loans	237,723	100.00%	234,286	100.00%	240,295	100.00%	238,019	100.00%	202,174	100.00%
Unearned income on loans	(1,058)		(1,035)		(839)		(864)		(816)
Gross loans net of unearned income	236,665		233,251		239,456		237,155		201,357
Allowance for credit losses	(3,931)		(3,400)		(3,573)		(2,022)		(1,604)
Loans, net	$232,734		$229,851		$235,883		$235,133		$199,753

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2011. Demand loans and loans which have no stated maturity, are treated as due in one year or less. At December 31, 2011, the Bank had $41,444,840 in loans due after one year with variable rates and $166,427,149 in such loans with fixed rates.

	Due Within One Year	Due Over One To Five Years	Due Over Five Years	Total
	(In Thousands)
Real Estate - mortgage:
Residential	$9,950	$2,667	$95,047	$107,664
Commercial	12,741	36,112	18,803	67,656
Construction and land development	1,544	1,034	2,514	5,092
Installment	1,234	7,941	8,873	18,048
Credit Card	3	48	112	163
Indirect automobile	973	20,556	10,378	31,907
Commercial	3,407	-	3,786	7,193
	$29,852	$68,358	$139,513	$237,723

Real Estate Lending. The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates, while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans may be originated on either a fixed or a variable rate basis. Substantially all of the Bank’s real estate loans are secured by properties in Anne Arundel County, Maryland. Under the Bank’s loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. For residential investment properties, the maximum loan-to-value ratio is 80%. The maximum permissible loan-to-value ratio for residential and residential construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower’s primary residence, provided that the aggregate indebtedness on the property does not exceed 80% of its value. Because mortgage lending decisions are based on conservative lending policies, the Company has no exposure to the credit issues affecting the sub-prime residential mortgage market.

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

Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 2011, approximately 57.50% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 42.50% had been originated for consumer purposes.

Indirect Automobile Lending. The Bank commenced its indirect automobile lending program in January 1998. The Bank finances new automobiles for terms of up to 72 months and used automobiles for terms of up to 66 months. The Bank does not lend more than the MSRP on new vehicles. On used vehicles, the Bank will not lend more than 110% of the average wholesale published in a nationally recognized used vehicle pricing guide. The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses. The Bank originates indirect loans through a network of approximately 60 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $3.10 million to any one borrower at December 31, 2011. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank was permitted to lend up to $4.49 million to any one borrower from and after January 1, 2011. At December 31, 2011, the largest amount outstanding to any one borrower and its related interests was $4,552,000. From and after January 1, 2012, the Bank is permitted to lend up to $4.94 million to any one borrower.

Non-Performing Loans

It will be the policy of The Bank of Glen Burnie that any loan that is ninety (90) days or more delinquent in the payment of principal and/or interest be placed into non-accrual status. Notwithstanding the aforementioned, if it is determined that there appears to be a substantial amount of risk of not collecting all of the agreed upon interest that would normally accrue to a loan, the loan should be placed into Non-Accrual status even if the determination is made prior to ninety (90) days delinquent. A variance to this rule would be if the asset is both well secured and in the process of collection. An asset is “well secured” if it is secured by (1) by collateral in the form of liens on or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party. An asset is “in the process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in prepayment of the debt or in its restoration to a current status in the near future.

The Bank seeks to control delinquencies through diligent collection efforts. For consumer loans, the Bank sends out payment reminders on the seventh and twelfth days after a payment is due. If a consumer loan becomes 15 days past due, the account is transferred to the Bank’s collections department, which will contact the borrower by telephone and/or letter before the account becomes 30 days past due. If a consumer loan becomes more than 30 days past due, the Bank will continue its collection efforts and will move to repossession or foreclosure by the 45th day if the Bank has reason to believe that the collateral may be in jeopardy or the borrower has failed to respond to prior communications. The Bank may move to repossess or foreclose in all instances in which a consumer loan becomes more than 60 days delinquent. After repossession of a motor vehicle, the borrower has a 15-day statutory right to redeem the vehicle and is entitled to 10 days’ notice before the sale of a repossessed vehicle. The Bank sells the vehicle as promptly as feasible after the expiration of these periods. If the amount realized from the sale of the vehicle is less than the loan amount, the Bank may seek a deficiency judgment against the borrower. The Bank follows similar collection procedures with respect to commercial loans.

While the period of economic and credit turbulence continued into 2011, the Bank remains strong and experienced a solid decrease in non-accrual loans as of December 31,2011. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Restructured Loans	$4,108	$2,844	$87	$-	$578

Non-accrual loans:
Real estate – mortgage:
Residential	$481	$976	$215	$-	$-
Commercial	3,192	4,522	2,626	659	-
Real estate - construction	-	-	-	-	-
Installment	75	125	176	208	212
Commercial	1,313	1,360	-	-	-
Total non-accrual loans	5,061	6,983	3,017	867	212

Accruing loans past due 90 days or more
Real estate – mortgage:
Residential	19	-	8	3	512
Commercial	-	-	-	-	-
Real estate - construction	-	-	-	5	-
Installment	-	-	1	26	-
Commercial	-	-	12	-	128
Total accruing loans past due 90 days or more	19	-	21	34	640
Total non-accrual and past due loans	$5,080	$6,983	$3,038	$901	$852
Non-accrual and past due loans to gross loans	2.15%	2.99%	1.26%	0.38%	0.43%
Allowance for credit losses to non-accrual and past due loans	77.38%	48.69%	117.61%	224.42%	188.27%

For the year ended December 31, 2011, interest of $268,407 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $4,723,624, or 93.3%, of the Bank’s total $5,060,693 non-accrual loans at December 31, 2011 were attributable to 4 borrowers. Two of these borrowers were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time.

At December 31, 2011, there were loans outstanding, totaling $4,455,029, not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2011, the Company had $1,111,000 in real estate acquired in partial or total satisfaction of debt, compared to $215,000 and $25,000 in such properties at each of December 31, 2010 and 2009. This increase for 2011 was the result of a property acquired in 2011, offset by the sale of units in that property, and a write-down on the property acquired in 2010. The increase from 2009 to 2010 was the result of a property acquired in 2010. The $25,000 balance at December 31, 2009 reflects the deposit on OREO acquired during 2009, which was awaiting ratification by the court. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2011, see “Item 2. — Properties.”

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

In 2011, the Bank decreased its provision for credit losses even with net charge offs on indirect loans of $142,000. Many of the loans already had specific reserves from the previous year.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Beginning Balance	$3,400	$3,573	$2,022	$1,604	$1,839

Loans charged off
Real estate - mortgage:
Residential	4	66	85	-	-
Commercial	-	825	-	-	-
Real estate - construction	-	-	-	-	-
Installment	606	959	1,070	1,079	591
Credit card & related	-	-	-	-	-
Commercial	6	12	133	2	-
Total	616	1,862	1,288	1,081	591

Recoveries
Real estate - mortgage:
Residential	1	85	-	-	-
Commercial	70	11	-	-	-
Real estate - construction	-	-	-	-	-
Installment	409	497	359	333	258
Credit card & related	-	-	-	-	-
Commercial	4	46	37	20	48
Total	484	639	396	353	306
Net charge offs	132	1,223	892	728	285
Provisions charged to operations	663	1,050	2,443	1,146	50
Ending balance	$3,931	$3,400	$3,573	$2,022	$1,604
Average loans	$233,011	$234,495	$239,788	$219,485	$199,632
Net charge-offs to average loans	0.06%	0.53%	0.37%	0.33%	0.14%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2011, 2010, 2009, 2008, and 2007:

	At December 31,
	2011		2010
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$584	45.29%	$196	43.62%
Commercial	2,013	28.46	2,096	31.02
Real Estate — construction	12	2.14	12	2.29
Installment	228	7.59	196	7.00
Credit Card	-	0.07	-	0.07
Indirect automobile	661	13.42	634	12.93
Commercial	557	3.03	263	3.07
Unallocated	(124)	-	3	-
Total	$3,931	100.00%	$3,400	100.00%

	At December 31,
	2009		2008		2007
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate – mortgage:
Residential	$162	39.81%	$123	36.85%	$117	37.98%
Commercial	2,377	33.23	460	31.99	163	23.66
Real Estate – construction	4	0.73	63	2.77	102	2.91
Installment	146	6.64	161	6.91	55	8.45
Credit Card	-	0.07	-	0.07	-	0.07
Indirect automobile	697	15.44	942	18.47	892	24.37
Commercial	237	4.08	240	2.94	257	2.56
Unallocated	(50)	-	33	-	18	-
Total	$3,573	100.00%	$2,022	100.00%	$1,604	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2011	2010	2009
	(In Thousands)
U.S. Treasury securities	$-	$-	$-
U.S. Government agencies and mortgage backed securities	62,001	52,365	54,030
Obligations of states and political subdivisions	37,165	34,776	30,073
Corporate trust preferred	635	1,793	2,080
Total investment securities	$99,801	$88,935	$86,183

The following table sets forth the scheduled maturities, amortized costs and weighted average yields for the Company’s investment securities portfolio at December 31, 2011:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total
	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield
U.S. Treasury securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Government agencies and mortgage backed securities	-	-	-	-	7,234	4.85	54,767	4.15	62,001	4.24
Obligations of states and political subdivisions	-	-	1,033	3.60	305	3.43	35,827	4.47	37,165	4.44
Corporate trust preferred	-	-	-	-	-	-	635	9.25	635	9.25
Total investment securities	$-	-%	$1,033	3.60%	$7,539	4.79%	$91,229	4.30%	$99,801	4.34%

At December 31, 2011, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in northern Anne Arundel County. Consolidated total deposits were $311,944,661 as of December 31, 2011. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $52.45 million under a line of credit from the FHLB of Atlanta as of December 31, 2011.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2011, the Bank had approximately $48.0 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2011:

Amount (In Thousands)
Three months or less	$7,193
Over three through six months	4,349
Over six through 12 months	8,057
Over 12 months	28,407
Total	$48,006

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $52.45 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities. There was $10 million in a convertible advance under this credit arrangement at December 31, 2011. The advance matures in November 1, 2017, is callable monthly, and bears a 3.28% rate of interest. There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018. This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018. This advance has a 3.344% rate of interest and is callable quarterly, starting August 22, 2011. The Bank also has an unsecured line of credit in the amount of $3 million from another commercial bank but currently has no balance outstanding. The Bank also has an additional unsecured line of credit in the amount of $5 million from a financial bank, of which nothing was outstanding at December 31. 2011.

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

Employees

At December 31, 2011, the Bank had 108 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

Since the September 11, 2001 terrorist attacks, governments worldwide have enacted and tightened regulations which can assist in fighting terrorism. It is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary.  The enactment of the Patriot Act has increased the Bank’s compliance costs, and the impact of any additional legislation enacted by Congress may have upon financial institutions is uncertain. However, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company’s results of operations.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2011, the Bank was well capitalized as defined by the FDIC’s regulations.

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

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$647,839	10,000	$92,487,273

Branches:

Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	181,111	6,000	39,131,227

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	265,174	2,500	33,448,632

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	345,704	3,000	54,701,778

Severn 811 Reece Road Severn, MD 21144	1984	Owned	142,872	2,500	27,464,238

New Cut Road 740 Stevenson Road Severn, MD 21144	1995	Owned	1,341,771	2,600	25,501,223

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	115,275	2,500	19,102,477

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	73,388	2,184	20,107,813

Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	730,983	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	263,590	3,727	N/A

At December 31, 2011, the Bank owned two foreclosed real estate properties with a total book value of $1,111,000.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2011, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	79	President Emeritus
Michael G. Livingston	58	President and Chief Executive Officer
John E. Porter	58	Senior Vice President and Chief Financial Officer
Barbara J. Elswick	60	Senior Vice President and Chief Lending Officer
Joyce A. Ohmer	58	Senior Vice President and Branch Administrator

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

BARBARA J. ELSWICK was appointed Senior Vice President in February 2005. She has been Chief Lending Officer of the Bank since 2004.

JOYCE A. OHMER was appointed Senior Vice President in November 2004. She has been Branch Administrator of the Bank since 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”. As of March 8, 2012, there were 416 record holders of the Common Stock. The closing price for the Common Stock on that date was $10.00.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2011 and 2010 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2011			2010
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$8.88	$7.30	$0.10	$11.70	$8.50	$0.10
June 30,	8.82	7.33	0.10	10.95	9.00	0.10
September 30	9.77	7.85	0.10	10.10	7.74	0.10
December 31	8.24	7.84	0.10	9.60	7.75	0.10

A regular dividend of $0.10 was declared for stockholders’ of record on December 27, 2011, payable on January 5, 2012.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated. Dividends and earnings per share have been adjusted to give retroactive effect to a 20% stock dividend paid on January 18, 2008.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$13,449	$12,880	$12,102	$11,922	$11,866
Provision for Credit Losses	663	1,050	2,443	1,146	50
Other Income	2,090	1,899	2,365	2,051	2,157
Other Expense	11,115	11,178	10,995	13,102	10,433
Net Income	2,993	2,065	1,262	404	2,782

Share Data:
Basic Net Income Per Share	$1.10	$0.76	$0.46	$0.14	$0.93
Diluted Net Income Per Share	1.10	0.76	0.46	0.14	0.93
Cash Dividends Declared Per Common Share	0.40	0.40	0.40	0.45	0.45
Weighted Average Common Shares Outstanding:
Basic	2,710,455	2,690,218	2,734,524	2,981,124	2,988,796
Diluted	2,710,455	2,690,218	2,734,524	2,981,124	2,988,796

Financial Condition Data:
Total Assets	$365,260	$347,067	$353,397	$332,502	$307,274
Loans Receivable, Net	232,734	229,851	235,883	235,133	199,753
Total Deposits	311,945	294,445	294,358	269,768	252,917
Long Term Borrowings	20,000	20,000	27,034	27,072	17,107
Junior Subordinated Debentures	-	-	5,155	5,155	5,155
Total Stockholders’ Equity	31,211	26,333	25,149	27,908	29,736

Performance Ratios:
Return on Average Assets	0.84%	0.58%	0.36%	0.13%	0.89%
Return on Average Equity	10.11	7.75	4.87	1.49	9.60
Net Interest Margin (1)	4.39	4.05	4.29	4.31	4.39
Dividend Payout Ratio	36.22	52.11	85.59	332.98	48.33

Capital Ratios:
Average Equity to Average Assets	8.26%	7.45%	7.37%	8.99%	9.28%
Leverage Ratio	8.20	7.64	8.86	10.50	11.34
Total Risk-Based Capital Ratio	14.35	12.58	14.40	14.93	17.50

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.66%	1.45%	1.18%	0.85%	0.80%
Non-accrual and Past Due Loans to Gross Loans	2.15%	2.99%	1.26%	0.38%	0.43%
Allowance for Credit Losses to Non-Accrual and Past Due Loans	77.38%	48.69%	117.61%	224.42%	188.27%
Net Loan Charge-offs (Recoveries) to Average Loans	0.06%	0.53%	0.37%	0.33%	0.14%

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

Overview

During 2011, net interest income before provision for credit losses increased to $13,449,385 from $12,880,012 in 2010, a 4.42% increase. Total interest income decreased from $18,178,967 in 2010 to $17,131,965 in 2011, a 5.76% decrease. Interest expense for 2011 totaled $3,682,580, a 30.50% decrease from $5,298,955 in 2010. Net income in 2011 was $2,993,093 compared to 2,064,785 in 2010. The increase in net income was primarily due to the reduction in interest expense and in the provision for loan losses (from $1,050,000 in 2010 to $663,000 in 2011) offset by a reduction in interest income and an increase in income taxes.

The Bank and, as a result, the Company, experienced continued performance improvement in 2011. In spite of the continued lackluster performance of the economy in general, our continued conservative lending decisions resulted in a marked improvement in loan charge offs in 2011. In fact, we had declines in charge offs across all loan types. As a result, our net charge offs declined from $1,223,000 for 2010 to $132,000 in 2011, while outstanding loans, net of the allowance for loan losses, increased from $229,851,000 to $232,734,000.

Comparison of Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

General. For the year ended December 31, 2011, the Company reported consolidated net income of $2,993,093 ($1.10 basic and diluted earnings per share) compared to consolidated net income of $2,064,785 ($0.76 basic and diluted earnings per share) for the year ended December 31, 2010 and consolidated net income of $1,262,462 ($0.46 basic and diluted earnings per share) for the year ended December 31, 2009. The increase in the 2011 consolidated net income was mainly due to a decrease in interest expense on deposits and a decrease in provision for loan losses. This was partially offset by a decrease in loan and U.S. Government agency securities income and an increase in income taxes. The increase in the 2010 consolidated net income was mainly due to a decrease in interest expense on deposits and a decrease in provision for loan losses. This was partially offset by a decrease in gains on investment securities.

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

Over the past several years, the Bank had in place a strategy of reducing its portfolio of above market rate savings products and achieved a significant reduction in interest expense on deposits. In 2011, the Bank was able to continue this trend of interest expense reduction by focusing on the accumulation and retention of core deposits by offering rates appropriate for our market place. The Bank was also able to increase the portfolio of higher yielding commercial loans and our mortgage loan portfolio.

Consolidated net interest income for the year ended December 31, 2011 was $13,449,385 compared to $12,880,012 for the year ended December 31, 2010 and $12,101,787 for the year ended December 31, 2009. The $569,373 increase for the most recent year was primarily due to decreases in most areas of interest income, except for state and municipal securities, offset by greater decreases in interest expense (especially junior subordinated debentures). The $778,225 increase for 2010 compared to 2009 was primarily due to an increase in interest income on securities and decreases in interest expense on deposits and long-term borrowings, partially offset by a decrease in loan income. The interest income, net of tax, for 2011 was $14,294,000, a $675,406 or 4.96% increase from the after tax net interest income for 2010, which was $13,618,449, a $811,390 or 6.33% increase from the $12,807,059 after tax net interest income for 2009.

Interest expense decreased from $5,298,955 in 2010 to $3,682,580 in 2011, a $1,616,375 or a 30.50% decrease, primarily due to a decrease in deposit expense, long-term borrowings (due to the repayment of the $7 million Federal Home Loan Bank of Atlanta loan in September 2010), and the repayment in 2010 of the junior subordinated debentures. Interest expense decreased from $6,542,510 in 2009 to $5,298,955 in 2010, a $1,243,555 or a 19.01% decrease, primarily due to a decrease in deposit expense and long-term borrowings (due to the repayment of the $7 million Federal Home Loan Bank of Atlanta loan in September 2010), partially offset by a $273,215 early repayment penalty on the Trust Preferred Securities. Net interest margin for the year ended December 31, 2011 was 4.39% compared to 4.05% and 4.29% for the years ended December 31, 2010 and 2009, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2011	VS.	2010	2010	VS.	2009
		Change Due To:			Change Due To:
	Increase/ Decrease	Rate	Volume	Increase/ Decrease	Rate	Volume
	(In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$(4)	$-	$(4)	$(2)	$-	$(2)
Interest-bearing deposits	3	4	(1)	1	2	(1)

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	(428)	(442)	14	62	(461)	523
Obligations of states and political subdivisions(1)	316	26	290	121	-	121
All other investment securities	(52)	28	(80)	(23)	(10)	(13)
Total investment securities	(164)	(388)	224	160	(471)	631

Loans, net of unearned income:
Demand, time and lease	(122)	(29)	(93)	76	36	40
Mortgage and construction	(261)	(478)	217	(177)	(307)	130
Installment and credit card	(364)	(132)	(232)	(501)	77	(578)
Total gross loans(2)	(747)	(639)	(108)	(602)	(194)	(408)
Allowance for credit losses	-	-	-	-	-	-
Total net loans	(747)	(639)	(108)	(602)	(194)	(408)
Total interest-earning assets	$(912)	$(1,023)	$111	$(443)	$(663)	$220

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$13	$-	$13	$14	$-	$14
Money market	(13)	(16)	3	10	-	10
Other time deposits	(659)	(626)	(33)	(1,264)	(1,225)	(39)
Total interest-bearing deposits	(659)	(642)	(17)	(1,240)	(1,225)	(15)
Non-interest-bearing deposits	-	-	-	-	-	-
Borrowed funds	(958)	(473)	(485)	(3)	169	(172)
Total interest-bearing liabilities	$(1,617)	$(1,115)	$(502)	$(1,243)	$(1,056)	$(187)

(1) Tax equivalent basis.

(2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$2,258	$6	0.25%	$3,797	$10	0.25%	$4,843	$12	0.26%
Interest-bearing deposits	10,477	19	0.19	11,188	16	0.14	12,337	15	0.12

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	57,259	1,488	2.60	56,868	1,916	3.37	44,367	1,854	4.18
Obligations of states and political subdivisions(1)	35,602	2,450	6.88	31,341	2,134	6.81	29,557	2,013	6.81
All other investment securities	1,033	114	11.07	1,995	166	8.32	2,138	189	8.84
Total investment securities	93,894	4,052	4.49	90,204	4,216	4.67	76,062	4,056	5.33

Loans, net of unearned income:
Demand, time and lease	7,195	353	4.90	8,946	475	5.31	8,132	399	4.91
Mortgage and construction	179,271	10,332	5.76	175,812	10,593	6.03	173,741	10,770	6.20
Installment and credit card	46,544	3,214	6.91	49,737	3,578	7.19	57,915	4,079	7.04
Total gross loans(2)	233,010	13,899	5.96	234,495	14,646	6.25	239,788	15,248	6.36
Allowance for credit losses	(3,630)			(3,874)			(2,037)
Total net loans	229,380	13,899	6.06	230,621	14,646	6.35	237,751	15,248	6.41
Total interest-earning assets	336,009	17,976	5.35	335,810	18,888	5.62	330,993	19,331	5.84
Cash and due from banks	3,097			3,182			4,488
Other assets	18,914			18,696			16,709
Total assets	$358,020			$357,688			$352,192

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$80,707	189	0.23%	$75,541	176	0.23%	$71,124	162	0.23%
Money market	17,578	54	0.31	16,756	67	0.40	14,363	57	0.40
Other time deposits	135,755	2,795	2.06	136,822	3,454	2.52	137,764	4,718	3.42
Total interest-bearing deposits	234,040	3,038	1.30	229,119	3,697	1.61	223,251	4,937	2.21
Short-term borrowed funds	1,024	4	0.37	522	1	0.29	262	0	0.02
Long-term borrowed funds	20,000	640	3.20	28,747	1,601	5.57	32,206	1,605	4.98
Total interest-bearing liabilities	255,064	3,682	1.44	258,389	5,299	2.05	255,719	6,542	2.56

Non-interest-bearing deposits	72,280			71,212			67,572
Other liabilities	1,907			1,451			2,957
Stockholders’ equity	28,769			26,636			25,944
Total liabilities and equity	$358,020			$357,688			$352,192
Net interest income		$14,294			$13,589			$12,789
Net interest spread			3.91%			3.57%			3.28%
Net interest margin			4.39%			4.05%			4.29%

1 Tax equivalent basis. The incremental tax rate applied was 25.64% for 2011 and 14.88% for 2010.

2 Non-accrual loans included in average balance.

Provision for Credit Losses. During the year ended December 31, 2011, the Company made a provision of $663,000 for credit losses, compared to a provision of $1,050,000 and $2,442,976 for credit losses for the years ended December 31, 2010 and 2009, respectively. The decrease in 2011 was primarily due to many of the delinquent commercial real estate loans already having specific provisions. At December 31, 2011, the allowance for credit losses equaled 77.38% of non-accrual and past due loans compared to 48.69% and 117.61% at December 31, 2010 and 2009, respectively. During the year ended December 31, 2011, the Company recorded net charge-offs of $132,000 compared to $1,223,000 and $892,000 in net charge-offs during the years ended December 31, 2010 and 2009, respectively.

Other Income. Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on Bank owned life insurance (BOLI). Other income increased from $1,898,607 in 2010 to $2,089,530 in 2011, a $190,923, or 10.06% increase. The increase was primarily due to an increase in gains on securities. Other income decreased from $2,365,249 in 2009 to $1,898,607 in 2010, a $466,642, or 19.73% decrease. The decrease was primarily due to a decrease in gains on securities, with a lesser decrease in service charges.

Other Expenses. Other expenses, which consist of non-interest operating expenses, decreased from $11,178,323 in 2010 to $11,115,412 in 2011, a $62,911 or 0.57% decrease. This decrease was primarily due to a decrease in employee benefits and impairment on securities offset by increases in salaries and wages and other expenses (primarily FDIC Assessments and legal expenses). Other expenses increased from $10,994,851 in 2009 to $11,178,323 in 2010, an $183,470 or 1.67% increase. This increase was primarily due to an increase in employee benefits and a lesser increase in salaries and an additional write-down of one Fannie Mae, two Freddie Macs and two Regional Diversified Funding (Reg. Div.) securities during 2010. This was primarily offset by a decrease in other expenses and a lesser decrease in occupancy expense.

Income Taxes. During the year ended December 31, 2011, the Company recorded an income tax expense of $767,410, compared to an income tax expense of $485,511 for the year ended December 31, 2010. This increase was due to a lesser amount contributed to provision for credit losses in 2011 and an increase in net interest income. During the year ended December 31, 2010, the Company recorded an income tax expense of $485,511, compared to an income tax benefit of $233,253 for the year ended December 31, 2009. This increase was due to a lesser amount contributed to provision for credit losses in 2010 and less interest expense paid on deposits.

Comparison of Financial Condition at December 31, 2011, 2010 and 2009

The Company’s total assets increased to $365,260,263 at December 31, 2011 from $347,067,276 at December 31, 2010. The Company’s total assets decreased to $347,067,276 at December 31, 2010 from $353,396,697 at December 31, 2009.

The Company’s net loan portfolio increased to $232,734,257 at December 31, 2011 compared to $229,850,888 at December 31, 2010 and $235,882,862 at December 31, 2009. The increase in the loan portfolio during the 2011 period is primarily due to an increase in indirect automobile loans, residential mortgages, and installment loans. They were partially offset by decreases in commercial mortgages. The decrease in the loan portfolio during the 2010 period is primarily due to a decrease in indirect automobile loans, commercial mortgages, demand secured commercial loans and participation loans, both those purchased and sold. They were partially offset by refinance mortgages, purchase money mortgages, land development loans and home equity loans.

During 2011, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $102,866,555, a $15,598,196 or 17.88%, increase from $87,268,359 at December 31, 2010. This increase is primarily attributable to an increase in mortgage backed securities, Government agency CMO’s and Non-MD municipals. These were partially offset by decreases in U.S. Government agencies and corporate trust preferred. During 2010, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $87,268,359, a $2,805,754 or 3.33%, increase from $84,462,605 at December 31, 2009. This increase is primarily attributable to an increase in municipal securities.

Deposits as of December 31, 2011 totaled $311,944,661, an increase of $17,499,833, or 5.95%, from the $294,444,828 total as of December 31, 2010. Deposits as of December 31, 2010 totaled $294,444,828, an increase of $86,991, or 0.03%, from the $294,357,837 total as of December 31, 2009. Demand deposits as of December 31, 2011 totaled $73,339,463, a $5,283,304, or 7.76%, increase from $68,056,159 at December 31, 2010. NOW and Super NOW accounts, as of December 31, 2011, increased by $355,681, or 1.51% from their 2010 level to $24,039,056. Money market accounts increased by $1,373,506, or 8.22%, from their 2010 level, to total $18,084,117 at December 31, 2011. Savings deposits increased by $7,056,225, or 13.31%, from their 2010 level, to $60,290,687 at December 31, 2011. Time deposits over $100,000 totaled $48,006,372 on December 31, 2011, an increase of $3,813,143, or 8.63% from December 31, 2010. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $88,183,704 on December 31, 2011, a $610,006 or 0.69% decrease from December 31, 2010.

Total stockholders’ equity as of December 31, 2011 increased by $4,878,184, or 18.53%, from the 2010 period. The increase was attributed to an increase in earnings less the cash dividends paid, net of dividends reinvested and the increase in accumulated other comprehensive income. Total stockholders’ equity as of December 31, 2010 increased by $1,183,524, or 4.71%, from the 2009 period. The increase was attributed to an increase in earnings less the cash dividends paid, net of dividends reinvested.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2011, the Bank has accrued $200,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2011.

	0-3 Months	Over 3 To 12 Months	Over 1 Through 5 Years	Over 5 Years	Total
	(Dollars In Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$9,300
Federal funds and overnight deposits	654	-	-	-	654
Securities	-	220	826	101,821	102,867
Loans	12,826	12,037	68,358	139,513	232,734
Fixed Assets	-	-	-	-	4,108
Other Assets	-	-	-	-	15,597

Total assets	$13,480	$12,257	$69,184	$241,334	$365,260

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$73,339
NOW accounts	24,039	-	-	-	24,039
Money market deposit accounts	18,084	-	-	-	18,084
Savings accounts	60,070	221	-	-	60,291
IRA accounts	2,463	10,440	27,522	1,544	41,969
Certificates of deposit	17,617	34,389	41,342	874	94,222
Short-term borrowings	255	-	-	-	255
Long-term borrowings	-	-	-	20,000	20,000
Other liabilities	-	-	-	-	1,850
Stockholders’ equity	-	-	-	-	31,211

Total liabilities and Stockholders’ equity	$122,528	$45,050	$68,864	$22,418	$365,260

GAP	$(109.048)	$(32.793)	$320	$218,916
Cumulative GAP	(109.048)	(141.841)	(141,521)	77,395
Cumulative GAP as a % of total assets	(29.87)%	(38.86)%	(38.77)%	21.20%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model. However, the Bank believes that the model is a prudent forecasting tool. As of December 31, 2011, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-6.9%	-4.5%	1.9%	1.5%
% Change in Economic Value of Equity	-21.1%	-13.9%	-1.2%	-10.5%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2011, totaled $9,953,590, an increase of $953,287 or 10.60%, from the December 31, 2010 total of $9,000,303. This increase was due to the sales of mortgage backed securities, in the month of December, in the normal course of business.

As of December 31, 2011, the Bank was permitted to draw on a $52.45 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and agency securities. As of December 31, 2011, there was nothing outstanding under the daily rate credit. There was also a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017.) There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018. This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018. This advance has a 3.344% rate of interest and is callable quarterly, starting August 22, 2011. In addition, the Bank has unsecured lines of credit totaling $3 million from a commercial bank on which there is no outstanding balances at December 31, 2011 and a $5 million unsecured line of credit from a financial bank.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2011, the Company was in compliance with these requirements with a leverage ratio of 8.20%, a Tier 1 risk-based capital ratio of 13.09% and total risk-based capital ratio of 14.35%. At December 31, 2011, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period are required for the annual reporting periods ending on December 31, 2010. Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The Company’s compliance with this ASU resulted in additional disclosures in the Company’s consolidated financial statements regarding its loan portfolio and related allowance for loan losses but did not change the accounting for loans or the allowance.

In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR loans under prior guidance. The Company’s compliance with ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The main objective of the ASU is to conform the requirements for measuring fair value and the disclosure information under U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for the disclosure about fair value measurements. Other amendments clarify existing requirements and change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011, early application for public entities is not permitted. The Company will review the requirements of ASU No. 2011-04 and comply with its requirements. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements

The FASB has issued several exposure drafts which, if adopted, would significantly alter the Company’s (and all other financial institutions’) method of accounting for, and reporting, its financial assets and some liabilities from a historical cost method to a fair value method of accounting as well as the reported amount of net interest income. Also, the FASB has issued an exposure draft regarding a change in the accounting for leases. Under this exposure draft, the total amount of “lease rights” and total amount of future payments required under all leases would be reflected on the balance sheets of all entities as assets and debt. If the changes under discussion in either of these exposure drafts are adopted, the financial statements of the Company could be materially impacted as to the amounts of recorded assets, liabilities, capital, net interest income, interest expense, depreciation expense, rent expense and net income. The Company has not determined the extent of the possible changes at this time. The exposure drafts are in different stages of review, approval and possible adoption.

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

 Management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

GLEN BURNIE BANCORP

March 15, 2012	By:	/s/ Michael G. Livingston
Michael G. Livingston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Livingston	President, Chief Executive Officer	March 15, 2012
Michael G. Livingston	and Director

/s/ F. William Kuethe, Jr.	President Emeritus and Director	March 15, 2012
F. William Kuethe, Jr.

/s/ John E. Porter	Senior Vice President and Chief	March 15, 2012
John E. Porter	Financial Officer

	Chairman of the Board and Director	March __, 2012
John E. Demyan

	Director	March __, 2012
Shirley E. Boyer

/s/ Thomas Clocker	Director	March 15, 2012
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 15, 2012
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 15, 2012
F. W. Kuethe, III

	Director	March __, 2012
Charles Lynch

/s/ Edward L. Maddox	Director	March 15, 2012
Edward L. Maddox

/s/ William N. Scherer, Sr.	Director	March 15, 2012
William N. Scherer, Sr.

	Director	March __, 2012
Karen B. Thorwarth

	Director	March __, 2012
Mary Lou Wilcox

CONTENTS

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-3
Consolidated Statements of Income	F-4
Consolidated Statements of Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7 - F-8
Notes to Consolidated Financial Statements	F-9 - F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2011, 2010, and 2009, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended. Glen Burnie Bancorp and subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2011, 2010, and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

TGM GROUP LLC

Salisbury, Maryland

March 8, 2012

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2011	2010	2009

Assets
Cash and due from banks	$6,877,110	$6,492,313	$6,993,811
Interest-bearing deposits in other financial institutions	2,422,579	1,567,673	3,748,387
Federal funds sold	653,901	940,317	691,624
Cash and cash equivalents	9,953,590	9,000,303	11,433,822
Investment securities available for sale, at fair value	102,866,555	87,268,359	84,462,605
Federal Home Loan Bank stock, at cost	1,520,400	1,745,100	1,858,300
Maryland Financial Bank stock	30,000	100,000	100,000
Common stock in the Glen Burnie Statutory Trust I	-	-	155,000
Ground rents, at cost	175,200	178,200	184,900
Loans, less allowance for credit losses 2011 $3,930,924; 2010 $3,399,516; 2009 $3,572,528;	232,734,257	229,850,888	235,882,862
Premises and equipment, at cost, less accumulated depreciation	4,107,707	4,123,616	4,120,597
Accrued interest receivable on loans and investment securities	1,541,519	1,538,883	1,626,792
Deferred income tax benefits	1,680,899	3,348,974	3,129,435
Other real estate owned	1,110,696	215,000	25,000
Cash value of life insurance	8,433,155	7,954,062	7,702,656
Other assets	1,106,285	1,743,891	2,714,728

Total assets	$365,260,263	$347,067,276	$353,396,697

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$73,339,463	$68,056,159	$67,807,699
Interest-bearing	238,605,198	226,388,669	226,550,138
Total deposits	311,944,661	294,444,828	294,357,837
Short-term borrowings	254,749	4,273,948	81,290
Long-term borrowings	20,000,000	20,000,000	27,033,711
Junior subordinated debentures owed to unconsolidated subsidiary trust	-	-	5,155,000
Dividends payable	271,791	231,579	230,285
Accrued interest payable on deposits	48,101	55,131	112,599
Accrued interest payable on junior subordinated debentures	-	-	171,518
Other liabilities	1,530,131	1,729,144	1,105,335
Total liabilities	334,049,433	320,734,630	328,247,575

Commitments and contingencies

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2011 2,717,909 shares; 2010 2,702,091 shares; 2009 2,683,015 shares;	2,717,909	2,702,091	2,683,015
Surplus	9,437,605	9,334,810	9,190,911
Retained earnings	17,209,386	15,300,344	14,311,508
Accumulated other comprehensive income (loss), net of tax	1,845,930	(1,004,599)	(1,036,312)
Total stockholders' equity	31,210,830	26,332,646	25,149,122

Total liabilities and stockholders' equity	$365,260,263	$347,067,276	$353,396,697

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2011	2010	2009

Interest income on:
Loans, including fees	$13,898,411	$14,646,011	$15,248,717
U.S. Government agency securities	1,488,467	1,915,845	1,854,201
State and municipal securities	1,605,648	1,400,651	1,308,116
Corporate trust preferred securities	114,312	166,085	189,012
Federal funds sold	5,705	9,632	12,428
Other	19,422	40,743	31,823
Total interest income	17,131,965	18,178,967	18,644,297

Interest expense on:
Deposits	3,038,340	3,696,631	4,937,282
Short-term borrowings	3,764	1,492	49
Long-term borrowings	640,476	952,705	1,058,749
Junior subordinated debentures	-	648,127	546,430
Total interest expense	3,682,580	5,298,955	6,542,510

Net interest income	13,449,385	12,880,012	12,101,787

Provision for credit losses	663,000	1,050,000	2,442,976

Net interest income after provision for credit losses	12,786,385	11,830,012	9,658,811

Other income:
Service charges on deposit accounts	626,935	648,183	693,725
Other fees and commissions	814,425	823,854	817,559
Gains on investment securities, net	408,646	175,164	585,882
Income on life insurance	239,524	251,406	268,083
Total other income	2,089,530	1,898,607	2,365,249

Other expenses:
Salaries and wages	4,931,266	4,856,835	4,792,480
Employee benefits	1,643,581	1,823,669	1,503,848
Occupancy	846,591	830,105	871,081
Furniture and equipment	814,006	761,997	761,462
Other expenses	2,788,040	2,643,509	2,989,201
Total impairment losses on investment securities	291,943	979,322	1,179,652
Portion of impairment losses recognized in other comprehensive income (before taxes)	(200,015)	(717,114)	(1,102,873)
Net impairment loss on investment securities	91,928	262,208	76,779
Total other expenses	11,115,412	11,178,323	10,994,851

Income before income taxes	3,760,503	2,550,296	1,029,209

Federal and state income taxes (benefits)	767,410	485,511	(233,253)

Net income	$2,993,093	$2,064,785	$1,262,462

Basic and diluted earnings per share of common stock	$1.10	$0.76	$0.46

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2011	2010	2009

Net income	$2,993,093	$2,064,785	$1,262,462

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period (net of deferred taxes (benefits) 2011 $2,008,578; 2010 ($13,677); 2009 $18,260);	3,041,274	(20,709)	27,648
Reclassification adjustment for impairment loss included in net income (net of deferred tax benefits 2011 $8,722 2010 $104,293; 2009 $30,539);	13,206	157,915	46,240
Reclassification adjustment for gains included in net income (net of deferred taxes 2011 $134,696; 2010 $69,671; 2009 $233,034)	(203,950)	(105,493)	(352,847)
Total other comprehensive income (loss)	2,850,530	31,713	(278,959)

Comprehensive income	$5,843,623	$2,096,498	$983,503

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2011, 2010, and 2009

					Accumulated
					Other
					Comprehensive	Total
	Common Stock			Retained	(Loss)	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balances, December 31, 2008	2,967,727	$2,967,727	$11,568,241	$14,129,637	$(757,353)	$27,908,252

Net income	-	-	-	1,262,462	-	1,262,462
Shares repurchased and retired	(305,083)	(305,083)	(2,530,626)	-	-	(2,835,709)
Cash dividends, $.40 per share	-	-	-	(1,080,591)	-	(1,080,591)
Dividends reinvested under dividend reinvestment plan	20,371	20,371	153,296	-	-	173,667
Other comprehensive loss, net of tax	-	-	-	-	(278,959)	(278,959)

Balances, December 31, 2009	2,683,015	2,683,015	9,190,911	14,311,508	(1,036,312)	25,149,122

Net income	-	-	-	2,064,785	-	2,064,785
Cash dividends, $.40 per share	-	-	-	(1,075,949)	-	(1,075,949)
Dividends reinvested under dividend reinvestment plan	19,076	19,076	143,899	-	-	162,975
Other comprehensive loss, net of tax	-	-	-	-	31,713	31,713

Balances, December 31, 2010	2,702,091	2,702,091	9,334,810	15,300,344	(1,004,599)	26,332,646

Net income	-	-	-	2,993,093	-	2,993,093
Cash dividends, $.40 per share	-	-	-	(1,084,051)	-	(1,084,051)
Dividends reinvested under dividend reinvestment plan	15,818	15,818	102,795	-	-	118,613
Other comprehensive income, net of tax	-	-	-	-	2,850,529	2,850,529

Balances, December 31, 2011	2,717,909	$2,717,909	$9,437,605	$17,209,386	$1,845,930	$31,210,830

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2011	2010	2009

Cash flows from operating activities:
Net income	$2,993,093	$2,064,785	$1,262,462
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,310,578	1,001,488	652,780
Provision for credit losses	663,000	1,050,000	2,442,976
Deferred income tax benefits, net	(214,529)	(240,485)	(658,719)
Gains on disposals of assets, net	(421,217)	(248,221)	(569,428)
Provision on losses of other real estate owned	40,000	-	-
Impairment losses on investment securities	91,928	262,208	76,779
Income on investment in life insurance	(479,093)	(251,406)	(268,083)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(2,636)	87,909	53,600
Decrease (increase) in other assets	632,311	869,991	(1,838,514)
(Decrease) increase in accrued interest payable	(7,030)	(228,986)	(26,980)
(Decrease) increase in other liabilities	(199,013)	623,809	(167,572)

Net cash provided by operating activities	4,407,392	4,991,092	959,301

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	14,206,384	13,219,687	7,612,135
Sales of available for sale debt securities	21,796,185	9,073,406	24,920,635
Purchases of available for sale mortgage-backed securities	(39,052,520)	(18,958,955)	(54,787,147)
Purchases of other available for sale investment securities	(8,306,325)	(6,748,849)	(4,456,293)
Purchase of FHLB stock	224,700	113,200	(90,700)
Redemption of common stock in the Glen Burnie Staturtory Trust I	-	155,000	-
(Increase) decrease in loans, net	(4,853,572)	4,469,727	(3,218,217)
Proceeds from sales of other real estate	371,507	450,827	548,994
Proceeds from sales of premises and equipment	15,932	-	-
Purchases of premises and equipment	(411,804)	(377,912)	(1,398,320)

Net cash (used) provided by investing activities	(16,009,513)	1,396,131	(30,868,913)

Cash flows from financing activities:
Increase (decrease) in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	5,283,304	248,460	4,268,940
Increase (decrease) in time deposits, net	12,216,529	(161,469)	20,321,299
(Decrease) increase in short-term borrowings	(4,019,199)	4,192,658	(548,565)
Repayments of long-term borrowings	-	(7,033,711)	(38,001)
Cash dividends paid	(1,043,839)	(1,074,655)	(1,236,100)
Common stock dividends reinvested	118,613	162,975	173,667
Redemption of guaranteed preferred beneficial interests in Glen Burnie Bancorp junior subordinated debentures	-	(5,155,000)	-
Repurchase and retirement of common stock	-	-	(2,835,709)

Net cash provided (used) by financing activities	12,555,408	(8,820,742)	20,105,531

Increase (decrease) in cash and cash equivalents	953,287	(2,433,519)	(9,804,081)

Cash and cash equivalents, beginning of year	9,000,303	11,433,822	21,237,903

Cash and cash equivalents, end of year	$9,953,590	$9,000,303	$11,433,822

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31,	2011	2010	2009

Supplementary Cash Flow Information:
Interest paid	$3,689,610	$5,527,941	$6,569,490
Income taxes paid	900,000	275,000	1,125,000
Total decrease (increase) in unrealized depreciation on available for sale securities	4,733,133	52,659	(463,192)

Supplementary Noncash Investing Activities:
Loans converted to other real estate	1,307,203	512,247	25,000

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Troubled Debt Restructurings:

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring. Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches non-accrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies (continued)

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. Loans converted to OREO through foreclosure proceedings totaled $1,307,203, $512,247, and $25,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The Bank financed no sales of OREO for 2011, 2010, or 2009, respectively.

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

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. As of December 31, 2011, 2010, and 2009, certain loans existed which management considered impaired (See Note 4). During the years ended December 31, 2011 and 2010, management deemed certain investment securities were impaired and recorded an impairment loss on these securities (See Note 3).

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

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $4,573,000, $4,700,000, and $5,026,000 during the years ended December 31, 2011, 2010, and 2009, respectively.

Note 3.   Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$28,360	$-	$-	$28,360
State and municipal	37,165,358	1,808,576	46,811	38,927,123
Corporate trust preferred	635,239	-	200,015	435,224
Mortgage-backed	61,972,542	1,606,338	103,032	63,475,848

	$99,801,499	$3,414,914	$349,858	$102,866,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$1,028,360	$51,640	$200	$1,079,800
State and municipal	34,775,927	54,285	1,960,277	32,869,935
Corporate trust preferred	1,793,287	64,898	717,115	1,141,070
Mortgage-backed	51,337,038	984,851	144,335	52,177,554

	$88,934,612	$1,155,674	$2,821,927	$87,268,359

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$3,180,360	$14,060	$135,330	$3,059,090
State and municipal	30,073,170	335,146	664,647	29,743,669
Corporate trust preferred	2,080,282	33,521	1,102,874	1,010,929
Mortgage-backed	50,849,527	368,642	569,252	50,648,917

	$86,183,339	$751,369	$2,472,103	$84,462,605

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S.
Government agencies	$-	$-	$-	$-	$-	$-
State and Municipal	408,048	3,701	512,670	43,110	920,718	46,811
Corporate trust preferred	-	-	435,249	200,015	435,249	200,015
Mortgaged-backed	10,066,939	91,792	715,338	11,240	10,782,277	103,032

	$10,474,987	$95,493	$1,663,257	$254,365	$12,138,244	$349,858

At December 31, 2011, the Company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior notes with a Fitch credit rating of B, which is included in the securities described above. The market for these securities at December 31, 2011 was not active and markets for similar securities were also not active.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities (continued)

During the first quarter of 2011, the Company took an additional write down of $21,928 on the trust preferred securities to bring the book value into alignment with the net present value of $635,228 which was arrived at as the result of cash flow testing performed by an unrelated third party in order to measure the extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of 75 basis points applied annually with a 15% recovery after a two year lag on both current and future defaulting financial institutions. At year-end, the Company retested for possible OTTI by using a more stringent test by recalculating the net present value using a default rate of 150 basis points applied annually with a 0% recovery. The testing resulted in a net present value above the current book value.

The stock of Maryland Financial Bank is not readily marketable. During 2011, the stock was written down $70,000 due to the price of a new stock offering, which price was a discount to par.

During 2010, the Company also took a write down of $110,208 on the same trust preferred securities, with the present value of $838,136 which was arrived at as the result of cash flow testing performed by an unrelated third party in order to measure the extent of other-than-temporary-impairment (“OTTI”). This testing assumed defaults of 75 basis points applied annually with a 15% recovery.

During 2010, the Company also took an additional write down of $152,000 on the Freddie Mac and Fannie Mae securities already written down in 2008. In management’s judgment the decline in the market value of these securities are permanent in nature and therefore were written down to the current market value as provided by third party repricing provider.

During 2009, the Company took a write down of $76,779 on the same trust preferred securities above to bring the book value into alignment with the current and performing principal balance outstanding, which we considered to be a prudent action to take in the current environment based on defaults by three of the twenty-nine financial institutions in the pool. In addition, cash flow testing was performed by an unrelated third party in order to measure the extent of other-than-temporary-impairment (“OTTI”). This testing, assumed a 15% recovery with a two year lag on two of the previously defaulting financial institutions, with future defaults on the currently performing financial institutions of 150 basis points applied annually with no future recovery. This testing resulted in a net present value of $1,142,047, compared to the book value of $1,127,965 at December 31, 2009.

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

As of December 31, 2011, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On December 31, 2011, the Bank held 5 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgaged-backed securities. The Bank has no mortgaged-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2011, management believes the impairments detailed in the table above are temporary and no additional impairment loss is required to be realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities (continued)

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt and equity securities for which a portion of an other-then-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	2011	2010	2009

Estimated credit losses, beginning of year	$3,154,987	$2,892,779	$2,816,000
Credit losses - no previous OTTI recognized	70,000	-	76,779
Credit losses - previous OTTI recognized	21,928	262,208	-

Estimated credit losses, end of year	$3,246,915	$3,154,987	$2,892,779

Contractual maturities of investment securities at December 31, 2011, 2010, and 2009 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale
	Amortized	Fair
December 31, 2011	Cost	Value

Due within one year	$-	$-
Due over one to five years	1,032,792	1,046,248
Due over five to ten years	304,998	334,044
Due over ten years	36,491,167	38,010,415
Mortgage-backed, due in monthly installments	61,972,542	63,475,848

	$99,801,499	$102,866,555

December 31, 2010

Due within one year	$-	$-
Due over one to five years	1,589,004	1,609,925
Due over five to ten years	304,997	312,135
Due over ten years	35,703,573	33,168,745
Mortgage-backed, due in monthly installments	51,337,038	52,177,554

	$88,934,612	$87,268,359

December 31, 2009

Due within one year	$649,998	$650,982
Due over one to five years	1,825,146	1,850,726
Due over five to ten years	565,946	571,123
Due over ten years	32,292,722	30,740,857
Mortgage-backed, due in monthly installments	50,849,527	50,648,917

	$86,183,339	$84,462,605

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities (continued)

Proceeds from sales of available for sale securities prior to maturity totaled $21,796,185, $9,073,406, and $24,920,635 for the years ended December 31, 2011, 2010, and 2009, respectively. The Bank realized gains of $434,113 and losses of $25,467 on those sales for 2011. The Bank realized gains of $176,046 and losses of $882 on those sales for 2010. The Bank realized gains of $600,696 and losses of $14,815 on those sales for 2009. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax expense relating to net gains on sales of investment securities totaled $161,190, $69,674, and $233,034 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Bank has no derivative financial instruments required to be disclosed under ASC Topic 815, formerly SFAS No. 149, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4.   Loans and Allowance

Major categories of loans are as follows:

	2011	2010	2009
Mortgage:
Residential	$107,664,598	$102,199,134	$95,683,441
Commercial	67,655,908	72,669,909	79,845,030
Construction and land development	5,091,870	5,363,232	1,742,515
Demand and time	7,193,074	7,193,070	9,800,625
Installment	50,118,030	46,860,351	53,222,692
	237,723,480	234,285,696	240,294,303
Unearned income on loans	(1,058,299)	(1,035,292)	(838,913)
	236,665,181	233,250,404	239,455,390
Allowance for credit losses	(3,930,924)	(3,399,516)	(3,572,528)

	$232,734,257	$229,850,888	$235,882,862

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $31,907,000, $30,286,000, and $37,092,000 of such loans at December 31, 2011, 2010, and 2009, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Loans and Allowance (continued)

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2011, 2010, and 2009, the amounts of such loans outstanding totaled $4,887,753, $5,109,539, and $5,137,397, respectively. During 2011, loan additions and repayments totaled $1,453,522 and $1,675,308, respectively.

Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Bank has segmented the loan portfolio into the following classifications:

•	Commercial and Industrial;
•	Commercial Real Estate;
•	Consumer and Indirect;
•	Residential Real Estate.

Each of these segments are reviewed and analyzed quarterly using the average historical charge-offs over a current three year period for their respective segments as well as the following qualitative factors:

•	Changes in the levels and trends in delinquencies, nonaccruals, classified assets and troubled debt restructurings
•	Changes in the nature and volume of the portfolio
•	Effects of any changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices
•	Changes in the experience, ability, and depth of management and staff
•	Changes in national and local economic conditions and developments, including the condition of various market segments
•	Changes in the concentration of credits within each pool
•	Changes in the quality of the Bank’s loan review system and the degree of oversight by the Board
•	Changes in external factors such as competition and the legal environment including Regulation B
•	Changes in the underlying collateral for collateral dependent loans

The above factors result in a FAS 5, as codified in FASB ASC 450-10- 20, calculated reserve for environmental factors.

All credit exposures graded at or above a rating of “4” with outstanding balances (see ratings on page 21) are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is evaluated relative to the general reserve factor for assets of the same type and grade. If a specific reserve is appropriate and exceeds the general reserve factor, a specific reserve is to be established. Otherwise, the asset is included in the portfolio of assets that comprise the base upon which the general reserve is calculated. The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio as of December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Loans and Allowance (continued)

The following table presents the total allowance by loan segment:

	Commercial		Consumer
	and	Commercial	and	Residential
2011	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$263,251	$2,108,223	$829,517	$196,275	$2,250	$3,399,516
Provision for credit losses	295,525	(165,691)	256,886	402,163	(125,883)	663,000
Recoveries	4,010	70,430	408,889	1,475	-	484,804
Loans charged off	(5,617)	-	(606,678)	(4,101)	-	(616,396)

Balance, end of year	$557,169	$2,012,962	$888,614	$595,812	$(123,633)	$3,930,924

Individually evaluated for impairment:
Balance in allowance	$455,735	$1,641,711	$44,235	$411,423	$-	$2,553,104
Related loan balance	730,061	6,502,986	100,455	1,703,322	-	9,036,824

Collectively evaluated for impairment:
Balance in allowance	$101,434	$371,251	$844,379	$184,389	$(123,633)	$1,377,820
Related loan balance	6,463,013	64,570,908	50,017,575	107,635,160	-	228,686,656

	Commercial		Consumer
	and	Commercial	and	Residential
2010	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$237,461	$2,380,024	$842,901	$162,142	$(50,000)	$3,572,528
Provision for credit losses	(7,822)	542,416	448,197	14,959	52,250	1,050,000
Recoveries	45,731	10,593	497,479	85,195	-	638,998
Loans charged off	(12,119)	(824,810)	(959,060)	(66,021)	-	(1,862,010)

Balance, end of year	$263,251	$2,108,223	$829,517	$196,275	$2,250	$3,399,516

Individually evaluated for impairment:
Balance in allowance	$180,736	$1,691,887	$20,000	$32,146	$-	$1,924,769
Related loan balance	481,847	6,605,317	77,358	427,204	-	7,591,726

Collectively evaluated for impairment:
Balance in allowance	$82,515	$416,336	$809,517	$164,129	$2,250	$1,474,747
Related loan balance	6,711,223	69,844,314	46,782,993	103,355,240	-	226,693,770

2009
Balance, beginning of year	$2,021,690
Provision for credit losses	2,442,976
Recoveries	395,584
Loans charged off	(1,287,722)

Balance, end of year	$3,572,528

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Loans and Allowance (continued)

Credit Quality Information

The following table represents credit exposures by creditworthiness category for the year ending December 31, 2011. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)

8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
	and	Commercial	and	Residential
2011	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,882,615	$58,798,799	$48,528,582	$106,301,944	219,511,940
Special mention	327,048	4,736,458	1,324,580	1,333,217	7,721,303
Substandard	983,411	7,538,637	190,044	1,703,321	10,415,413
Doubtful	-	-	74,824	-	74,824
Loss	-	-	-	-	-

	$7,193,074	$71,073,894	$50,118,030	$109,338,482	$237,723,480

Non-accrual	20,286	4,484,260	74,824	481,323	5,060,693
Troubled debt restructures	9,491	2,818,295	-	1,280,423	4,108,209
Number of TDRs contracts	1	1	-	1	3
Non-performing TDRs	-	2,818,295	-	-	2,818,295
Number of TDR accounts	-	1	-	-	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
2010	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,852,779	$66,763,903	$44,931,931	$102,281,090	$219,829,703
Special mention	642,248	686,338	1,543,756	809,127	3,681,469
Substandard	698,043	8,999,390	259,939	692,427	10,649,799
Doubtful	-	-	124,725	-	124,725
Loss	-	-	-	-	-

	$7,193,070	$76,449,631	$46,860,351	$103,782,644	$234,285,696

Non-accrual	1,359,554	4,522,246	124,925	976,279	6,983,004
Troubled debt restructures	35,711	2,808,466	-	-	2,844,177
Number of TDRs accounts	1	1	-	-	2

At December 31, 2011, the recorded investment in new troubled debt restructurings totaled $1,280,423. During 2011, this troubled debt restructuring has continued to perform under the terms of the modified agreement.

At December 31, 2010, the recorded investment in new troubled debt restructurings totaled $0. During 2010, one troubled debt restructuring transpired totaling $2,808,466, however did not perform under the terms of the modified agreement and is included in impaired and nonaccrual loans.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans.

Current, past due, and nonaccrual loans by categories of loans are as follows:

			90 Days or
		30-89 Days	More and
2011	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$7,134,672	$38,116	$-	$20,286	$7,193,074
Commercial real estate	66,589,634	-	-	4,484,260	71,073,894
Consumer and indirect	48,744,945	1,298,261	-	74,824	50,118,030
Residential real estate	108,703,963	134,591	18,605	481,323	109,338,482

	$231,173,214	$1,470,968	$18,605	$5,060,693	$237,723,480

			90 Days or
		30-89 Days	More and
2010	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$5,735,517	$97,999	$-	$1,359,554	$7,193,070
Commercial real estate	70,675,983	1,251,402	-	4,522,246	76,449,631
Consumer and indirect	45,155,344	1,580,082	-	124,925	46,860,351
Residential real estate	102,706,757	99,608	-	976,279	103,782,644

	$224,273,601	$3,029,091	$-	$6,983,004	$234,285,696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

Loans on which the accrual of interest has been discontinued totaled $5,060,693, $6,983,004, and $3,016,727 at December 31, 2011, 2010, and 2009, respectively. Interest that would have been accrued under the terms of these loans totaled $268,407, $145,148, and $105,365 for the years ended December 31, 2011, 2010, and 2009, respectively. Loans past due 90 days or more and still accruing interest totaled $18,605, $0 and $0 at December 31, 2011, 2010 and 2009, respectively.

Non-accrual loans with specific reserves at December 31, 2011 are comprised of:

Commercial loans – Two loans to one borrower totaling $20,286 with $20,286 of specific reserves established.

Residential Real Estate – One loan secured by residential property in the amount of $239,364 with a specific reserve established for this loan in the amount of $26,000.

Commercial Real Estate – Three loans to two borrowers in the amount of $4,484,261 secured by commercial and/or residential properties with specific reserves of $1,142,032 established for the loans.

Impaired Loans

When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management used the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable. Management determined the specific reserve in the allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded.

Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
2011	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,703,322	1,703,322	62,320	411,423	1,708,158
Commercial	6,502,986	7,102,986	218,564	1,641,711	6,559,298
Consumer	100,455	100,455	10,423	44,235	103,733
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	730,061	730,061	40,445	455,735	755,371
Total impaired loans with specific reserves	$9,036,824	9,636,824	331,752	2,553,104	9,126,560

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$260,564	260,564	7,149	n/a	245,128
Commercial	1,035,652	1,035,652	50,036	n/a	1,051,139
Consumer	25,000	25,000	-	n/a	-
Installment	264,868	264,868	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	253,350	253,350	20,937	n/a	303,606
Total impaired loans with no specific reserve	$1,839,434	1,839,434	78,122	-	1,599,873

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
2010	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$427,204	427,204	19,326	32,146	431,575
Commercial	6,605,317	7,205,317	417,554	1,691,887	6,513,982
Consumer	77,358	77,358	2,605	20,000	77,358
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	481,847	481,847	30,651	180,736	502,870
Total impaired loans with specific reserves	$7,591,726	8,191,726	470,136	1,924,769	7,525,785

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$230,947	230,947	12,204	n/a	231,090
Commercial	2,394,073	2,394,073	67,082	n/a	3,285,175
Consumer	389,217	389,217	-	n/a	513,901
Installment	-	-	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	853,485	853,485	45,407	n/a	973,839
Total impaired loans with no specific reserve	$3,867,722	3,867,722	124,693	-	5,004,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2011	2010	2009

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	5,962,830	5,937,856	5,864,145
Equipment and fixtures	5-30 years	5,182,979	5,200,693	5,093,759
Construction in progress		19,232	39,704	322
		11,850,018	11,863,230	11,643,203
Accumulated depreciation		(7,742,311)	(7,739,614)	(7,522,606)

		$4,107,707	$4,123,616	$4,120,597

Depreciation expense totaled $392,493, $368,248, and $334,465 for the years ended December 31, 2011, 2010, and 2009, respectively. Amortization of software and intangible assets totaled $40,154, $58,668, and $75,694 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Bank leases its Severna Park and Linthicum branches. Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2012 and $33,000 through September 2013. There is a one year renewal option at the same rent amount. Minimum lease obligations under the Linthicum branch are $104,335 per year through December 2014, adjusted annually on a pre-determined basis, with one ten year extension option. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $137,204, $134,081, and $227,479 for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 6. Short-term Borrowings

Short-term borrowings are as follows:

	2011	2010	2009

Notes payable - U.S. Treasury	$254,749	$273,948	$81,290
FHLB	-	4,000,000	-

	$254,749	$4,273,948	$81,290

Notes payable to the U.S. Treasury represents Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank pays interest on these balances at or below the Federal funds rate. This arrangement is secured by investment securities with an amortized cost of $996,392 for the year ended December 31, 2011. This security replaced one that was called in 2011.

The Bank owned 15,204 shares of common stock of the FHLB at December 31, 2011. The Bank is required to maintain an investment of 0.2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 20% of the Bank’s total assets, or approximately $52,450,000 at December 31, 2011. Long-term advances totaled $20,000,000 under this credit arrangement at December 31, 2011 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings under this facility approximated $811,000, $307,000 and $11,000 for 2011, 2010, and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Short-term Borrowings (continued)

The Bank also has available $3,000,000, $3,000,000, and $9,000,000 at December 31, 2011, 2010, and 2009, respectively, in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary. No outstanding borrowings existed under this credit arrangement at December 31, 2011, 2010, and 2009.

The Bank has a $5,000,000 federal funds line of credit from a financial bank with nothing outstanding as of December 31, 2011.

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2011	2010	2009

Federal Home Loan Bank of Atlanta, convertible advances	$20,000,000	$20,000,000	$27,000,000
Mortgage payable-individual, interest at 7%, payments of $3,483, including principal and interest, due monthly through October 2010, secured by real estate	-	-	33,711

	$20,000,000	$20,000,000	$27,033,711

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

At December 31, 2011, the scheduled maturities of long-term borrowings are approximately as follows:

2011

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Junior Subordinated Debentures Owed To Unconsolidated Subsidiary Trust (continued)

At December 31, 2009, despite the fact that the Trust I was not included in the Company’s consolidated financial statements, the trust preferred securities issued by these subsidiary trusts were included in the Tier 1 capital of the Company for regulatory capital purposes. Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The current quantitative limits did not preclude the Company from including the $5.0 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2009.

Note 9. Deposits

Major classifications of interest-bearing deposits are as follows:

	2011	2010	2009

NOW and SuperNOW	$24,039,056	$23,683,375	$22,353,053
Money Market	18,084,117	16,710,611	15,284,223
Savings	60,063,518	53,007,293	48,378,319
Certificates of Deposit, $100,000 or more	31,414,705	30,885,936	31,576,905
Other time deposits	105,003,802	102,101,454	108,957,638

	$238,605,198	$226,388,669	$226,550,138

Interest expense on deposits is as follows:

	2011	2010	2009

NOW and SuperNOW	$28,819	$27,833	$27,702
Money Market	54,006	66,840	57,280
Savings	160,446	147,998	134,607
Certificates of Deposit, $100,000 or more	558,538	734,355	1,063,174
Other time deposits	2,236,531	2,719,605	3,654,519

	$3,038,340	$3,696,631	$4,937,282

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits (continued)

At December 31, 2011, the scheduled maturities of time deposits are approximately as follows:

2011

2012	$65,136,000
2013	33,294,000
2014	10,042,000
2015	11,939,000
2016	13,589,000
2017 and thereafter	2,419,000

$136,419,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2,053,000, $2,131,000, and $2,215,000 at December 31, 2011, 2010, and 2009, respectively.

The Bank had no brokered deposits at December 31, 2011, 2010, and 2009.

Note 10. Income Taxes

The components of income tax expense for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Current:
Federal	$720,259	$472,423	$268,693
State	261,679	253,573	156,773

Total current	981,938	725,996	425,466
Deferred income taxes (benefits):
Federal	(156,652)	(231,837)	(509,545)
State	(57,876)	(8,648)	(149,174)

Total deferred	(214,528)	(240,485)	(658,719)

Income tax expense (benefit)	$767,410	$485,511	$(233,253)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009

Income (loss) before income tax expense (benefit)	$3,760,503	$2,550,296	$1,029,209

Taxes computed at Federal income tax rate	$1,278,569	$867,102	$349,925
Increase (decrease) resulting from:
Tax-exempt income	(600,429)	(530,509)	(502,488)
State income taxes, net of Federal income tax benefit	134,510	161,650	(80,690)
Other	(45,240)	(12,732)	-

Income tax expense (benefit)	$767,410	$485,511	$(233,253)

The components of the net deferred income tax benefits as of December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009

Deferred income tax benefits:
Accrued deferred compensation	$108,861	$99,454	$90,594
Impairment loss on investment securities	1,212,351	1,176,090	1,072,662
Allowance for credit losses	1,275,889	1,077,153	1,206,604
Nonaccrual interest	69,103	69,103	11,849
Alternative minimum tax credits	136,952	199,140	-
Net unrealized depreciation on investment securities available for sale	-	663,477	684,422
Accumulated depreciation	62,144	39,916	35,692
Other real estate owned	-	2,644	-
Reserve for unfunded commitments	78,890	78,890	78,890
Total deferred income tax benefits	2,944,190	3,405,867	3,180,713

Deferred income tax liabilities:
Accumulated securities discount accretion	44,165	56,893	51,278
Net unrealized appreciation on investment securities available for sale	1,219,126	-	-
Total deferred income tax liabilities	1,263,291	56,893	51,278

Net deferred income tax benefits	$1,680,899	$3,348,974	$3,129,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes (continued)

Management has determined that no valuation allowance is required as it believes it is more likely then not that all of the deferred tax assets will be fully realizable in the future. At December 31, 2011, 2010, and 2009, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes).

The Company’s federal income tax returns for 2010, 2009, and 2008 are subject to examinations by the IRS generally for three years after they were filed. In addition, the Company’s state tax returns for the same years are subject to examination by state tax authorities for similar time periods. The 2011 income tax return will be filed in 2012.

Note 11. Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees. Annual contributions, included in employee benefit expense, totaled $242,296, $328,268 and $231,538 for the years ended December 31, 2011, 2010 and 2009, respectively. The Bank is also making additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of a prior defined benefit pension plan. These additional contributions, also included in employee benefit expense, totaled $16,116, $16,116, and $26,992 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan, included in employee benefit expense, totaled $327,715, $301,116, and $200,858 for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 12. Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies. Cash value totaled $8,433,155, $7,954,062, and $7,702,656 at December 31, 2011, 2010, and 2009, respectively. Income on their insurance investment totaled $239,524, $251,406, and $268,083 for 2011, 2010, and 2009, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees. Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Other Operating Expenses

Other operating expenses include the following:

	2011	2010	2009
Professional services	$509,073	$454,147	$489,485
Stationery, printing and supplies	187,080	202,796	189,446
Postage and delivery	154,110	167,922	162,782
FDIC assessment	572,425	464,585	549,716
Directors fees and expenses	212,954	203,833	200,765
Marketing	219,737	227,883	246,947
Data processing	40,565	61,008	82,743
Correspondent bank services	49,316	54,399	87,249
Telephone	181,328	172,507	173,550
Liability insurance	71,893	63,383	67,264
Losses (gains) and expenses on OREO	148,227	(121,876)	64,790
Other ATM expense	124,105	110,899	155,818
Other	317,227	582,023	518,646

	$2,788,040	$2,643,509	$2,989,201

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2011	2010	2009
Loan commitments:
Construction and land development	$260,000	$-	$1,155,200
Other mortgage loans	3,070,000	2,013,000	2,270,000

	$3,330,000	$2,013,000	$3,425,200
Unused lines of credit:
Home-equity lines	$9,232,242	$8,130,179	$6,404,113
Commercial lines	9,368,770	10,738,826	11,335,335
Secured consumer line	19,175	-	-
Unsecured consumer lines	753,845	808,053	805,479

	$19,374,032	$19,677,058	$18,544,927

Letters of credit:	$32,000	$71,762	$79,250

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2011, the Bank has accrued $200,000 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

Retained earnings from which dividends may not be paid without prior approval totaled approximately

$14,130,000, $15,251,000, and $13,813,000 at December 31, 2011, 2010, and 2009, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

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

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. There were no options issued during the years ended December 31, 2011, 2010 and 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Stockholders’ Equity (continued)

At December 31, 2011, shares of common stock reserved for issuance under the plan totaled 48,011.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2011, 2010, and 2009, shares of common stock purchased under the plan totaled 15,818, 19,076, and 20,371, respectively. At December 31, 2011, shares of common stock reserved for issuance under the plan totaled 90,579.

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

There was no activity under this plan for the years ended December 31, 2011, 2010, and 2009.

At December 31, 2011, shares of common stock reserved for issuance under the plan totaled 313,919.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2011, 2010, and 2009, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Stockholders’ Equity (continued)

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

As discussed in Note 8, the capital securities held by the Glen Burnie Statutory Trust I qualifies as Tier I capital for the Company as of December 31, 2009, under Federal Reserve Board guidelines.

A comparison of capital as of December 31, 2011, 2010, and 2009 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
Total Capital (to Risk Weighted Assets)
Company	$32,186,000	14.4%	$17,943,415	8.0%	N/A
Bank	31,884,000	14.2%	17,962,817	8.0%	$22,453,521	10.0%

Tier I Capital (to Risk Weighted Assets)
Company	$26,365,000	13.1%	$8,973,262	4.0%	N/A
Bank	29,061,000	12.9%	8,983,308	4.0%	$13,474,961	6.0%

Tier I Capital (to Average Assets)
Company	$29,365,000	8.2%	$14,324,390	4.0%	N/A
Bank	29,061,000	8.0%	14,530,500	4.0%	$18,163,125	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total Capital (to Risk Weighted Assets)
Company	$30,361,000	12.6%	$19,307,000	8.0%	N/A
Bank	29,974,000	12.4%	19,307,000	8.0%	$24,134,000	10.0%

Tier I Capital (to Risk Weighted Assets)
Company	27,337,000	11.3%	9,651,000	4.0%	N/A
Bank	26,951,000	11.2%	9,651,000	4.0%	14,477,000	6.0%

Tier I Capital (to Average Assets)
Company	27,337,000	7.6%	14,313,000	4.0%	N/A
Bank	26,951,000	7.7%	13,928,000	4.0%	17,410,000	5.0%

As of December 31, 2009
Total Capital (to Risk Weighted Assets)
Company	$34,048,000	14.5%	$18,798,000	8.0%	N/A
Bank	33,745,000	14.4%	18,786,000	8.0%	$23,483,000	10.0%

Tier I Capital (to Risk Weighted Assets)
Company	31,100,000	13.2%	9,403,000	4.0%	N/A
Bank	30,799,000	13.1%	9,390,000	4.0%	14,085,000	6.0%

Tier I Capital (to Average Assets)
Company	31,100,000	8.9%	14,041,000	4.0%	N/A
Bank	30,799,000	8.7%	14,193,000	4.0%	14,741,000	5.0%

Note 16.  Earnings Per Common Share

Earnings per common share are calculated as follows:

	2011	2010	2009
Basic:
Net income	$2,993,093	$2,064,785	$1,262,462
Weighted average common shares outstanding	2,710,455	2,690,218	2,734,524
Basic net income per share	$1.10	$0.76	$0.46

Diluted earnings per share calculations were not required for 2011, 2010, and 2009 as there were no options outstanding at December 31, 2011, 2010, and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table shows the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2011, 2010, and 2009. Items that are not financial instruments are not included.

	2011		2010		2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,877,110	$6,877,110	$6,492,313	$6,492,313	$6,993,811	$6,993,811
Interest-bearing deposits in other financial institutions	2,422,579	2,422,579	1,567,673	1,567,673	3,748,387	3,748,387
Federal funds sold	653,901	653,901	940,317	940,317	691,624	691,624
Investment securities available for sale	102,866,555	102,866,555	87,268,359	87,268,359	84,462,605	84,462,605
Federal Home Loan Bank Stock	1,520,400	1,520,400	1,745,100	1,745,100	1,858,300	1,858,300
Maryland Financial Bank Stock	30,000	30,000	100,000	100,000	100,000	100,000
Common stock-Statutory Trust I	-	-	-	-	155,000	155,000
Ground rents	175,200	175,200	178,200	178,200	184,900	184,900
Loans, less allowance for credit losses	232,734,257	231,912,000	229,850,888	234,426,000	235,882,862	239,915,000
Accrued interest receivable	1,541,519	1,541,519	1,538,883	1,538,883	1,626,792	1,626,792

Financial liabilities:
Deposits	311,944,661	293,713,000	294,444,828	269,480,000	294,357,837	267,358,000
Short-term borrowings	254,749	254,749	4,273,948	4,273,948	81,290	81,290
Long-term borrowings	20,000,000	21,425,000	20,000,000	19,611,000	27,033,711	25,979,000
Dividends payable	271,791	271,791	231,579	231,579	230,285	230,285
Accrued interest payable	48,101	48,101	55,131	55,131	112,599	112,599
Accrued interest payable on junior subordinated debentures	-	-	-	-	171,518	171,518
Junior subordinated debentures owed to unconsolidated subsidiary trust	-	-	-	-	5,155,000	5,707,615
Unrecognized financial instruments:
Commitments to extend credit	22,704,032	22,704,032	21,690,058	21,690,058	21,970,127	21,970,127
Standby letters of credit	32,000	32,000	71,762	71,762	79,250	79,250

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

Investment securities:

Fair values for investment securities are based on quoted market prices, where applicable. When quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Borrowings:

The estimated fair value approximates carrying value for short-term borrowings. The fair value of long-term fixed rate borrowings is estimated by discounting future cash flows using current interest rates currently offered for similar financial instruments over the same maturities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Fair Value Measurements

The Company follows ASC Topic 820, formerly SFAS No. 157, Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis or on a nonrecurring basis.

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

Fair Value Hierarchy

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

Level 3 – Significant unobservable inputs (including the Bank’s own assumptions in determining the fair value of assets or liabilities)

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820. The Bank’s securities available-for-sale are the only assets or liabilities subject to fair value measurements on a recurring basis. The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. At December 31, 2011 these non-recurring assets consisted of 23 loans classified as nonaccrual and a homogeneous pool of indirect and consumer loans considered to be impaired, which are valued under Level 3 inputs and one property classified as OREO valued under Level 2 inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Fair Value Measurements (continued)

Fair value measurements on a recurring and non-recurring basis at December 31, 2011 are as follows:

December 31, 2010	Level 1	Level 2	Level 3	Fair Value
Recurring:
Securities available for sale	$-	$87,268,359	$-	$87,268,359

Non-recurring:
Maryland Financial Bank stock	-	-	100,000	100,000
Impaired loans	-	-	11,423,737	11,423,737
OREO	-	215,000	-	215,000
	$-	$87,483,359	$11,523,737	$99,007,096
Activity:
Securities available for sale:
Purchases of securities	-	47,358,845	-	47,358,845
Sales, calls, and maturities of securities	-	(35,593,923)	-	(35,593,923)
Net amortization/accretion of premium/discount	-	(877,931)	-	(877,931)
Increase in market value	-	4,733,133	-	4,733,133
OTTI on investments	-	(21,928)	-	(21,928)

Maryland Financial Bank stock
OTTI on stock	-	-	(70,000)	(70,000)

Impaired loans:
New impaired loans	-	-	4,614,677	4,614,677
Payments and other loan reductions	-	-	(4,475,152)	(4,475,152)
Change in total provision	-	-	620,199	620,199
Loans converted to OREO	-	-	(1,307,203)	(1,307,203)

OREO:
OREO converted from loans	-	1,307,203	-	1,307,203
Sales of OREO	-	(411,507)	-	(411,507)

December 31, 2011
Recurring:
Securities available for sale	-	102,866,555	-	102,866,555

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	10,876,258	10,876,258
OREO	-	1,110,696	-	1,110,696

	$-	$103,977,251	$10,906,258	$114,883,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Fair Value Measurements (continued)

Securities available-for-sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Bank determines such fair values from independent appraisals, which management considers to be level 3 inputs. In addition, the Maryland Financial Bank stock was written down by $70,000 to a value of $30,000 in 2011 due to the price of a new stock offering, which was discounted to par, which management considered level 3 inputs.

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

Foreclosed real estate were adjusted to their fair values, resulting in an impairment charge, which was included in earnings for the year. Foreclosed real estate, which are considered to be non-financial assets, have been valued using a market approach. The values were determined using market prices of similar real estate assets in the same geographical area, which the Bank considers to be level 2 inputs.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period are required for the annual reporting periods ending on December 31, 2010. Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The Company’s compliance with this ASU resulted in additional disclosures in the Company’s consolidated financial statements regarding its loan portfolio and related allowance for loan losses but did not change the accounting for loans or the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Recently Issued Accounting Pronouncements (continued)

In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR loans under prior guidance. The Company believes compliance with ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The main objective of the ASU is to conform the requirements for measuring fair value and the disclosure information under U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for the disclosure about fair value measurements. Other amendments clarify existing requirements and change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011, early application for public entities is not permitted. The Company will review the requirements of ASU No. 2011-04 and comply with its requirements. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements

The FASB has issued several exposure drafts which, if adopted, would significantly alter the Company’s (and all other financial institutions’) method of accounting for, and reporting, its financial assets and some liabilities from a historical cost method to a fair value method of accounting as well as the reported amount of net interest income. Also, the FASB has issued an exposure draft regarding a change in the accounting for leases. Under this exposure draft, the total amount of “lease rights” and total amount of future payments required under all leases would be reflected on the balance sheets of all entities as assets and debt. If the changes under discussion in either of these exposure drafts are adopted, the financial statements of the Company could be materially impacted as to the amounts of recorded assets, liabilities, capital, net interest income, interest expense, depreciation expense, rent expense and net income. The Company has not determined the extent of the possible changes at this time. The exposure drafts are in different stages of review, approval and possible adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.   Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets
December 31,	2011	2010	2009

Assets

Cash	$314,322	$355,922	$348,515
Investment in The Bank of Glen Burnie	30,907,210	25,946,536	29,848,797
Investment in GBB Properties, Inc.	255,770	255,770	260,184
Investment in the Glen Burnie Statutory Trust I	-	-	155,000
Due from subsidiaries	1,027	1,414	43,996
Other assets	4,292	4,583	49,433

Total assets	$31,482,621	$26,564,225	$30,705,925

Liabilities and Stockholders’ Equity

Dividends payable	$271,791	$231,579	$230,285
Accrued interest payable on borrowed funds	-	-	171,518
Borrowed funds from subsidiary	-	-	5,155,000
Total liabilities	271,791	231,579	5,556,803

Stockholders’ equity:
Common stock	2,717,909	2,702,091	2,683,015
Surplus	9,437,605	9,334,810	9,190,911
Retained earnings	17,209,386	15,300,344	14,311,508
Accumulated other comprehensive loss, net of benefits	1,845,930	(1,004,599)	(1,036,312)
Total stockholders’ equity	31,210,830	26,332,646	25,149,122

Total liabilities and stockholders’ equity	$31,482,621	$26,564,225	$30,705,925

The borrowed funds from subsidiary balance represented the junior subordinated debt securities payable to the wholly-owned subsidiary trust that was deconsolidated as a result of applying the provisions of ASC Topic 810, formerly FIN 46. The Company repaid this balance in September 2010 (See Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Parent Company Financial Information (continued)

Statement of Income
Years Ended December 31,	2011	2010	2009

Dividends and distributions from subsidiaries	$920,000	$1,455,000	$4,269,844
Other income	-	24,645	16,430
Interest expense on junior subordinated debentures	-	(648,127)	(546,430)
Other expenses	(58,172)	(105,785)	(122,096)
Income before income tax benefit and equity in undistributed net income of subsidiaries	861,828	725,733	3,617,748
Income tax benefit	21,120	277,440	246,018
Change in undistributed equity of subsidiaries	2,110,145	1,061,612	(2,601,304)

Net income	$2,993,093	$2,064,785	$1,262,462

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Parent Company Financial Information (continued)

Statements of Cash Flows
Years Ended December 31,	2011	2010	2009

Cash flows from operating activities:
Net income	$2,993,093	$2,064,785	$1,262,462
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	291	44,850	65,108
Decrease (increase) in due from subsidiaries	387	42,582	(21,118)
Decrease in accrued interest payable	-	(171,518)	-
Change in undistributed equity of subsidiaries	(2,110,145)	(1,061,612)	2,601,304

Net cash provided by operating activities	883,626	919,087	3,907,756

Cash flows from investing activities:
Sale of common stock in the Glen Burnie
Statutory Trust I	-	155,000	-
Capital contributed from subsidiary	-	5,000,000	-

Net cash provided by investing activities	-	5,155,000	-

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	118,613	162,975	173,667
Redemption of guaranteed preferred beneficial interest in Glen Burnie Bancorp junior subordinated debentures	-	(5,155,000)	-
Repurchase and retirement of common stock	-	-	(2,835,709)
Dividends paid	(1,043,839)	(1,074,655)	(1,236,101)

Net cash used in financing activities	(925,226)	(6,066,680)	(3,898,143)

Increase (decrease) in cash	(41,600)	7,407	9,613

Cash, beginning of year	355,922	348,515	338,902

Cash, end of year	$314,322	$355,922	$348,515

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.  Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2011
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,174	$4,349	$4,323	$4,286
Interest expense	902	915	927	939
Net interest income	3,272	3,434	3,396	3,347
Provision for credit losses	288	150	-	225
Net securities gains	63	85	73	188
Income before income taxes	831	1,009	998	922
Net income	756	770	758	709
Net income per share (basic and diluted)	$0.28	$0.28	$0.28	$0.26

2010
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,387	$4,608	$4,612	$4,572
Interest expense	993	1,397	1,431	1,478
Net interest income	3,394	3,211	3,181	3,094
Provision for credit losses	-	300	450	300
Net securities gains	(1)	176	-	-
Income before income taxes	881	900	318	451
Net income	655	689	322	399
Net income per share (basic and diluted)	$0.24	$0.25	$0.12	$0.15

2009
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,673	$4,749	$4,689	$4,533
Interest expense	1,570	1,649	1,655	1,668
Net interest income	3,103	3,100	3,034	2,865
Provision for credit losses	1,747	337	209	150
Net securities gains	402	135	51	(2)
Income before income taxes	(699)	648	570	510
Net income	(210)	527	490	455
Net income per share (basic and diluted)	$(0.08)	$0.20	$0.18	$0.16

