Form 10-Q
period 2012-03-31
GLEN BURNIE BANCORP
filed 2012-05-15
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At May 2, 2012, the number of shares outstanding of the registrant’s common stock was 2,726,516.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$5,935	$6,877
Interest-bearing deposits in other financial institutions	4,564	2,423
Federal funds sold	1,745	654
Cash and cash equivalents	12,244	9,954
Investment securities available for sale, at fair value	104,265	102,867
Federal Home Loan Bank stock, at cost	1,524	1,520
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses (March 31: $3,826; December 31: $3,931)	238,563	232,734
Premises and equipment, at cost, less accumulated depreciation	4,050	4,108
Other real estate owned	929	1,111
Cash value of life insurance	8,493	8,433
Other assets	4,215	4,503

Total assets	$374,313	$365,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$320,964	$311,945
Short-term borrowings	-	255
Long-term borrowings	20,000	20,000
Other liabilities	1,353	1,849
Total liabilities	342,317	334,049

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: March 31: 2,722,629 shares; December 31: 2,717,909 shares	2,723	2,718
Surplus	9,470	9,438
Retained earnings	17,668	17,209
Accumulated other comprehensive gain, net of taxes	2,135	1,846
Total stockholders’ equity	31,996	31,211

Total liabilities and stockholders’ equity	$374,313	$365,260

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest income on:
Loans, including fees	$3,364	$3,510
U.S. Treasury and U.S. Government agency securities	254	341
State and municipal securities	417	384
Other	21	51
Total interest income	4,056	4,286

Interest expense on:
Deposits	688	778
Short-term borrowings	-	3
Long-term borrowings	160	158
Junior subordinated debentures	-	-
Total interest expense	848	939

Net interest income	3,208	3,347

Provision for credit losses	-	225

Net interest income after provision for credit losses	3,208	3,122

Other income:
Service charges on deposit accounts	143	165
Other fees and commissions	187	194
Other non-interest income	5	3
Income on life insurance	60	61
Gains on investment securities	23	188
Total other income	418	611

Other expenses:
Salaries and employee benefits	1,732	1,642
Occupancy	197	229
Impairment of securities and stocks	-	22
Other expenses	757	918
Total other expenses	2,686	2,811

Income before income taxes	940	922

Income tax expense	210	213

Net income	$730	$709

Basic and diluted earnings per share of common stock	$0.27	$0.26

Weighted average shares of common stock outstanding	2,722,419	2,702,604

Dividends declared per share of common stock	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income	$730	$709

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains arising during the period	303	777

Reclassification adjustment for gains included in net income	(14)	(113)

Comprehensive income	$1,019	$1,373

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$730	$709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	455	364
Provision for credit losses	-	225
Gains on disposals of assets, net	(23)	(188)
Impairment of securities and stocks	-	22
Income on investment in life insurance	(60)	(60)
Changes in assets and liabilities:
Decrease in other assets	88	269
Decrease in other liabilities	(498)	(269)

Net cash provided by operating activities	692	1,072

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	5,075	9,054
Proceeds from maturities and sales of other investment securities	2,544	1,299
Purchases of investment securities	(8,855)	(12,773)
Purchase of Federal Home Loan Bank stock	(4)	(1)
Purchase of life insurance contracts	-	(240)
Proceeds from sales of other real estate	182	-
Increase in loans, net	(5,829)	(1,010)
Purchases of premises and equipment	(45)	(30)

Net cash used by investing activities	(6,932)	(3,701)

Cash flows from financing activities:
Increase in deposits, net	9,019	11,217
Decrease in short-term borrowings, net	(255)	(4,118)
Dividends paid	(270)	(271)
Common stock dividends reinvested	36	39

Net cash provided by financing activities	8,530	6,867

Increase in cash and cash equivalents	2,290	4,238

Cash and cash equivalents, beginning of year	9,954	9,000

Cash and cash equivalents, end of period	$12,244	$13,238

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2012 and 2011.

Operating results for the three months ended March 31, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

	Three Months Ended
	March 31,
	2012	2011
Basic and diluted:
Net income	$730,000	$709,000
Weighted average common shares outstanding	2,722,419	2,702,604
Basic and dilutive net income per share	$0.27	$0.26

Diluted earnings per share calculations were not required for the three months ended March 31, 2012 and 2011, since there were no options outstanding.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan, it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU was effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR under prior guidance. The Company’s compliance with ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The main objective of the ASU is to conform the requirements for measuring fair value and the disclosure information under U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for the disclosure about fair value measurements. Other amendments clarify existing requirements and change particular principles or requirements for measuring fair value or disclosing information about fair value measurements. The ASU was effective for the first interim or annual period beginning on or after December 15, 2011, early application for public entities is not permitted. The Company’s compliance with ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. No assets are valued under Level 1 inputs at March 31, 2012 or December 31, 2011. The Company has assets measured by fair value measurements on a non-recurring basis during 2012. At March 31, 2012, these assets include 23 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and two properties classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
December 31, 2011	Level 1	Level 2	Level 3	Value
Recurring:
Investment securities available for sale (AFS)	$-	$102,867	$-	$102,867

Non-recurring:
Maryland Financial Bank stock	-	30	-	30
Impaired loans	-	-	8,309	8,309
OREO	-	1,111	-	1,111
	-	104,008	8,309	112,317

Activity:
Investment securities AFS
Purchases of investment securities	-	8,855	-	8,855
Sales, calls and maturities of investment securities	-	(7,596)	-	(7,596)
Amortization/accretion of premium/discount	-	(342)	-	(342)
Increase in market value	-	481	-	481

Loans
New impaired loans	-	-	375	375
Payments and other loan reductions	-	-	(540)	(540)
Change in total provision	-	-	196	196

OREO
Sales of OREO	-	(182)	-	(182)

March 31, 2012
Recurring:
Investment securities AFS	-	104,265	-	104,265

Non-recurring:
Maryland Financial Bank stock	-	30	-	30
Impaired loans	-	-	8,340	8,340
OREO	-	929	-	929
	$-	$105,224	$8,340	$113,564

The estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2012		December 31, 2011
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$5,935	$5,935	$6,877	$6,877
Interest-bearing deposits	4,564	4,564	2,423	2,423
Federal funds sold	1,745	1,745	654	654
Investment securities	104,265	104,265	102,867	102,867
Investments in restricted stock	1,524	1,524	1,520	1,520
Ground rents	175	175	175	175
Loans, net	238,563	236,958	232,734	231,912
Accrued interest receivable	1,382	1,382	1,542	1,542

Financial liabilities:
Deposits	320,964	302,579	311,945	293,713
Short-term borrowings	-	-	255	255
Long-term borrowings	20,000	21,608	20,000	21,425
Dividends payable	272	272	272	272
Accrued interest payable	47	47	48	48

Off-balance sheet commitments	26,002	26,002	22,736	22,736

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$10	$5	$-	$-	$10	$5
State and Municipal	3,851	85	274	26	4,125	111
Corporate Trust Preferred	-	-	239	235	239	235
Mortgage Backed	5,403	47	655	11	6,058	58
	$9,264	$137	$1,168	$272	$10,432	$409

At March 31, 2012, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Fitch rating of C. The market for these securities at March 31, 2012 was not active and markets for similar securities were also not active. As a result, the Company had cash flow testing performed as of March 31, 2012 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions. As a result of this testing, no write-down was required in the first quarter of 2012. A write-down of $22,000 was taken on this security in the first quarter of 2011.

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

As of March 31, 2012, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On March 31, 2012 the Bank held 4 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities. The Bank has no mortgage-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Except as noted above, as of March 31, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	At	At
	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,247	$3,155
Credit losses - no previous OTTI recognized	-	70
Credit losses - previous OTTI recognized	-	22

Estimated credit losses, end of period	$3,247	$3,247

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), and its subsidiaries, The Bank of Glen Burnie (the “Bank”) and GBB Properties, Inc., both Maryland corporations had consolidated net income of $730,000 ($0.27 basic and diluted earnings per share) for the first quarter of 2012, compared to the first quarter of 2011 consolidated net income of $709,000 ($0.26 basic and diluted income per share), an 2.96% increase. The increases in earnings for the first quarter was primarily due to a decrease in the provision for credit losses and a decrease in interest expense on deposits, partially offset by a decrease in gains on investments and a decrease in interest income on loans and U. S. Government agency securities.

Results Of Operations

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2012 was $3,208,000, compared to $3,347,000 for the same period in 2011, a decrease of $139,000 (4.15%) for the three months.

Interest income for the first quarter decreased from $4,286,000 in 2011 to $4,056,000 in 2012, a 5.37% decrease. The interest income decrease for the three month period was due to a decrease in loan income and interest income on U.S. Government agency securities, partially offset by an increase in income on state and municipal securities.

Interest expense for the first quarter decreased from $939,000 in 2011 to $848,000 in 2012, a 9.69% decrease. The decreases in interest expense for the three month period ended March 31, 2012 was due to a decrease in interest paid on deposit balances.

Net interest margins for the three months ended March 31, 2012 was 4.07%, compared to tax equivalent net interest margin of 4.47% for the three months ended March 31, 2011. The decrease of the net interest margin from the 2011 to 2012 period was primarily due to the decline in the interest rates on loans and U.S. Government Agency securities partially offset by the reduction in interest expense, as noted above.

Provision for Credit Losses. The Company made a provision for credit losses of $0 during the three month period ended March 31, 2012 and $225,000 for credit losses during the three month period ended March 31, 2011. As of March 31, 2012, the allowance for credit losses equaled 79.71% of non-accrual and past due loans compared to 77.38% at December 31, 2011 and 57.51% at March 31, 2011. During the three month period ended March 31, 2012, the Company recorded net charge-offs of $105,000, compared to net charge-offs of $73,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2012 period represent 0.18% of the average loan portfolio.

Other Income. Other income decreased from $611,000 for the three month period ended March 31, 2011, to $418,000 for the corresponding 2012 period, a $193,000 (31.59%) decrease. The decrease for the three month period was due to a decrease in gains on investment securities and service charges on deposit accounts.

Other Expenses. Other expenses decreased from $2,811,000 for the three month period ended March 31, 2011, to $2,686,000 for the corresponding 2012 period, a $125,000 (4.45%) decrease. The decrease for the three month period was primarily due to the decrease in occupancy, impairment on securities and FDIC expenses, partially offset by an increase in salaries.

Income Taxes. During the three months ended March 31, 2012, the Company recorded income tax expense of $210,000, compared to income tax expense of $213,000 for the same respective periods in 2011. The Company’s effective tax rate for the three month period in 2012 was 22.34%, compared to 23.1% for the prior year period. The decrease in the effective tax rate for the three month period was due to an increase in the proportion of tax exempt income included in net interest income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the first quarter of 2012, comprehensive income, net of tax, totaled $1,019,000, compared to the March 31, 2011 comprehensive income of $1,373,000. The decrease was due to an increase in net income and a decrease in the net unrealized gains on securities arising during the three month period.

Financial Condition

General. The Company’s assets increased to $374,313,000 at March 31, 2012 from $365,260,000 at December 31, 2011, primarily due to an increase in cash and cash equivalents, loans and securities, partially offset by a decrease in other assets and OREO. The Bank’s net loans totaled $238,563,000 at March 31, 2012, compared to $232,734,000 at December 31, 2011, an increase of $5,829,000 (2.50%), primarily attributable to an increase in purchase money mortgages and indirect lending with lesser increases in other areas. This was partially offset by decreases in refinancing mortgages, land development and secured business installment loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $104,265,000 at March 31, 2012, a $1,398,000 (1.36%) increase from $102,867,000 at December 31, 2011. This increase was funded by the increase in deposits received during the three month period. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2012, totaled $12,244,000, an increase of $2,290,000 (23.01%) from the December 31, 2011 total of $9,954,000. This increase comes from the increase in deposits received for the three month period ended March 31, 2012.

Deposits as of March 31, 2012, totaled $320,964,000, which is an increase of $9,019,000 (2.89%) from $311,945,000 at December 31, 2011. Demand deposits as of March 31, 2012, totaled $80,385,000, which is an increase of $7,046,000 (9.60%) from $73,339,000 at December 31, 2011. NOW accounts as of March 31, 2012, totaled $24,464,000, which is an increase of $425,000 (1.77%) from $24,039,000 at December 31, 2011. Money market accounts as of March 31, 2012, totaled $19,235,000, which is an increase of $1,151,000 (6.36%), from $18,084,000 at December 31, 2011. Savings deposits as of March 31, 2012, totaled $63,593,000, which is an increase of $3,529,000 (5.88%) from $60,064,000 at December 31, 2011. Certificates of deposit over $100,000 totaled $30,186,000 on March 31, 2012, which is a decrease of $1,229,000 (3.91%) from $31,415,000 at December 31, 2011. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $103,101,000 on March 31, 2012, which is a $1,903,000 (1.81%) decrease from the $105,004,000 total at December 31, 2011.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the three months ended March 31, 2012 and the year ended December 31, 2011.

At March 31, 2012			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$6,061	$5	$-	$1,290	$7,356
Commercial real estate	67,286	-	-	2,817	70,103
Consumer and indirect	54,689	674	-	25	55,388
Residential real estate	109,754	178	257	411	110,600

	$237,790	$857	$257	$4,543	$243,447

At December 31, 2011			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$7,135	$38	$-	$20	$7,193
Commercial real estate	66,590	-	-	4,484	71,074
Consumer and indirect	48,745	1,298	-	75	50,118
Residential real estate	108,703	135	18	482	109,338

	$231,173	$1,471	$18	$5,061	$237,723

	At	At
	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)

Restructured loans	$4,097	$4,108
Non-accrual and 90 days or more and still accruing loans to gross loans	1.98%	2.15%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	79.71%	77.38%

At March 31, 2012, there was $4,575,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2012 and December 31, 2011.

(Dollars in thousands)
March 31, 2012	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate – mortgage:
Residential	$1,702	1,702	35	412	1,702
Commercial	6,460	7,060	33	1,456	6,480
Consumer	100	100	2	44	101
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	719	719	10	451	725
Total impaired loans with specific reserves	$8,981	9,581	80	2,363	9,008

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$429	429	1	n/a	411
Commercial	1,015	1,015	11	n/a	1,025
Consumer	-	-	-	n/a	-
Installment	66	66	-	n/a	10
Home Equity	-	-	-	n/a	-
Commercial	222	222	4	n/a	230
Total impaired loans with no specific reserve	$1,732	1,732	16	-	1,676

(Dollars in thousands)
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,703	1,703	62	411	1,708
Commercial	6,503	7,103	219	1,642	6,559
Consumer	100	100	10	44	104
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	731	731	41	456	755
Total impaired loans with specific reserves	$9,037	9,637	332	2,553	9,126

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$260	260	7	n/a	245
Commercial	1,036	1,036	50	n/a	1,051
Consumer	25	25	-	n/a	-
Installment	265	265	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	253	253	21	n/a	304
Total impaired loans with no specific reserve	$1,839	1,839	78	-	1,600

Non-accrual loans with specific reserves at March 31, 2012 are comprised of:

Commercial loans - Two loans to one borrower totaling $20,000 with $20,000 of specific reserves established.

Commercial Real Estate – One loan to one borrower in the amount of $1,270,000, secured by commercial and/or residential properties with a specific reserve of $370,000 established for the loan.

Loans that were restructured by the Bank by categories of loans at March 31, 2012 are as follows:

At March 31, 2012
(Dollars in Thousands)		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled Debt Restructurings:
Real Estate - Residential	1	$1,280	$1,280
Real Estate - Commercial	1	2,759	2,817
Commercial	-	-	-
Finance leases	-	-	-

Troubled Debt Restructurings	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment

Troubled Debt Restructurings:
Real Estate - Residential	-	$-
Real Estate - Commercial	1	2,817
Commercial	-	-
Finance leases	-	-

At March 31, 2012, the Bank has one modified residential loan (done in 2011) in the amount of $1,280,423 which modifications qualify the loan as Troubled Debt Restructuring (TDR). The loan is included in the schedule above of accruing impaired loans. This borrower is in compliance with the modified term and is accruing interest. The Bank has one modified commercial real estate loan (done in 2010) in the amount of $2,817,000 which modifications qualify the loan as Troubled Debt Restructuring (TDR). The loan is included in the schedule above of non-accruing impaired loans. This borrower is not in compliance with the modified term and is not accruing interest.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2012 and the year ended December 31, 2011 were as follows:

	Commercial		Consumer
March 31, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$557	$2,013	$889	$596	$(124)	$3,931
Provision for credit losses	91	(252)	121	9	31	-
Recoveries	7	22	82	-	-	111
Loans charged off	(55)	-	(161)	-	-	(216)

Balance, end of quarter	$600	$1,783	$931	$605	$(93)	$3,826

	Commercial		Consumer
December 31, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$263	$2,108	$830	$196	$2	$3,399
Provision for credit losses	296	(166)	257	402	(126)	663
Recoveries	4	71	409	2	-	486
Loans charged off	(6)	-	(607)	(4)	-	(617)

Balance, end of year	$557	$2,013	$889	$596	$(124)	$3,931

	At	At
	March 31,	March 31,
	2012	2011
	(Dollars in Thousands)

Average loans	$234,177	$229,906
Net charge-offs to average loans (annualized)	0.18%	0.13%

During 2012, loans to 23 borrowers and related entities totaling approximately $216,000 were determined to be uncollectible and were charged off.

Credit Quality Information

The following tables represents credit exposures by creditworthiness category for the quarter ending March 31, 2012 and the year ended December 31, 2011. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)

4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
March 31, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$6,089	$57,649	$54,473	$107,556	$225,767
Special mention	326	4,979	835	1,324	7,464
Substandard	941	7,475	65	1,720	10,201
Doubtful	-	-	15	-	15
Loss	-	-	-	-	-

	$7,356	$70,103	$55,388	$110,600	$243,447

	Commercial		Consumer
December 31, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,883	$58,799	$48,528	$106,302	219,512
Special mention	327	4,736	1,325	1,333	7,721
Substandard	983	7,539	190	1,703	10,415
Doubtful	-	-	75	-	75
Loss	-	-	-	-	-

	$7,193	$71,074	$50,118	$109,338	$237,723

The allowance for credit losses on loans classified by the Bank as impaired by categories of loans at March 31, 2012 is as follows:

March 31, 2012
(Dollars in Thousands)	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total
Allowance for individually evaluated impaired:
Balance, beginning of year	$456	$1,642	$44	$411	$-	$2,553
Provision for credit losses	(5)	(186)	-	1	-	(190)
Recoveries	7	-	-	-	-	7
Loans charged off	(7)	-	-	-	-	(7)

Balance, end of quarter	$451	$1,456	$44	$412	$-	$2,363

Allowance for collectively evaluated impaired:
Balance, beginning of year	$102	$371	$844	$184	$(123)	$1,378
Provision for credit losses	117	(66)	99	10	30	190
Recoveries	-	22	82	-	-	104
Loans charged off	(48)	-	(161)	-	-	(209)

Balance, end of quarter	$171	$327	$864	$194	(93)	$1,463

Reserve for Unfunded Commitments. As of March 31, 2012, the Bank had outstanding commitments totaling $26,002,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2012.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2012.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$10,499
Federal funds and overnight deposits	1,745	-	-	-	1,745
Securities	-	-	1,045	103,220	104,265
Loans	14,240	9,658	66,012	148,653	238,563
Fixed assets	-	-	-	-	4,050
Other assets	-	-	-	-	15,191

Total assets	$15,985	$9,658	$67,057	$251,873	$374,313

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$80,385
NOW accounts	24,464	-	-	-	24,464
Money market deposit accounts	19,235	-	-	-	19,235
Savings accounts	63,593	-	-	-	63,593
IRA accounts	3,082	10,992	26,468	1,586	42,128
Certificates of deposit	17,041	32,705	40,509	904	91,159
Long-term borrowings	-	-	-	20,000	20,000
Other liabilities	-	-	-	-	1,353
Stockholders’ equity:	-	-	-	-	31,996

Total liabilities and stockholders' equity	$127,415	$43,697	$66,977	$22,490	$374,313

GAP	$(111,430)	$(34,039)	$80	$229,383
Cumulative GAP	$(111,430)	$(145,469)	$(145,389)	$83,994
Cumulative GAP as a % of total assets	-29.77%	-38.86%	-38.84%	22.44%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 2012, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-9.2%	-5.8%	1.9%	1.7%
% Change in Economic Value of Equity	-18.7%	-12.7%	-1.9%	-12.7%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2012, totaled $12,244,000, an increase of $2,290,000 (23.01%) from the December 31, 2011 total of $9,954,000.

As of March 31, 2012, the Bank was permitted to draw on a $41,089,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of March 31, 2012, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $3.0 million from a commercial bank and a $5.0 million from a financial bank, of which nothing was outstanding as of March 31, 2012.

The Company’s stockholders’ equity increased $785,000 (2.52%) during the three months ended March 31, 2012, due mainly to a decrease in other comprehensive loss, net of taxes, and an increase in retained net income from the period. The Company’s accumulated other comprehensive gain (loss), net of taxes (benefits) increased by $289,000 (15.66%) from $1,846,000 at December 31, 2011 to $2,135,000 at March 31, 2012, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $459,000 (2.67%) as the result of the Company’s net income for the three months, partially offset by dividends. Common stock and surplus increased due to dividend reinvestment during the three months of 2012. In addition, $36,629 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2012, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.06%, a Tier 1 risk-based capital ratio of 12.30% and a total risk-based capital ratio of 13.55%.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
4.1	Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 14, 2012	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

- 24 -