Form 10-Q
period 2012-06-30
GLEN BURNIE BANCORP
filed 2012-08-10
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2012

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

At August 6, 2012, the number of shares outstanding of the registrant’s common stock was 2,730,212.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, June 30, 2012 (unaudited) and December 31, 2011 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	22

Part II - Other Information

Item 6.	Exhibits	23

	Signatures	24

PART I - FINANCIAL INFORMATION

ITEM 1.                 CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)

ASSETS
Cash and due from banks	$7,059	$6,877
Interest-bearing deposits in other financial institutions	166	2,423
Federal funds sold	258	654
Cash and cash equivalents	7,483	9,954
Investment securities available for sale, at fair value	102,510	102,867
Federal Home Loan Bank stock, at cost	1,718	1,520
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses
(June 30: $3,782; December 31: $3,931)	249,353	232,734
Premises and equipment, at cost, less accumulated depreciation	3,985	4,108
Other real estate owned	699	1,111
Cash value of life insurance	8,555	8,433
Other assets	4,606	4,503

Total assets	$378,939	$365,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$321,798	$311,945
Short-term borrowings	3,000	255
Long-term borrowings	20,000	20,000
Other liabilities	1,824	1,849
Total liabilities	346,622	334,049

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding: June 30: 2,726,515 shares;
December 31: 2,717,909 shares	2,726	2,718
Surplus	9,503	9,438
Retained earnings	18,051	17,209
Accumulated other comprehensive gain, net of taxes	2,037	1,846
Total stockholders’ equity	32,317	31,211

Total liabilities and stockholders’ equity	$378,939	$365,260

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income on:
Loans, including fees	$3,255	$3,486	$6,619	$6,996
U.S. Treasury and U.S. Government agency securities	211	412	465	753
State and municipal securities	438	399	855	783
Other	24	26	45	77
Total interest income	3,928	4,323	7,984	8,609

Interest expense on:
Deposits	670	766	1,358	1,544
Short-term borrowings	1	1	1	4
Long-term borrowings	159	160	319	318
Total interest expense	830	927	1,678	1,866

Net interest income	3,098	3,396	6,306	6,743

Provision for credit losses	-	-	-	225

Net interest income after provision for credit losses	3,098	3,396	6,306	6,518

Other income:
Service charges on deposit accounts	132	153	275	318
Other fees and commissions	191	202	378	396
Other non-interest income	4	2	9	5
Income on life insurance	62	59	122	120
Gains on investment securities	33	73	56	261
Total other income	422	489	840	1,100

Other expenses:
Salaries and employee benefits	1,726	1,636	3,458	3,278
Occupancy	200	200	397	429
Impairment of securities and stocks	-	70	-	92
Other expenses	789	981	1,546	1,899
Total other expenses	2,715	2,887	5,401	5,698

Income before income taxes	805	998	1,745	1,920

Income tax expense	149	240	359	453

Net income	$656	$758	$1,386	$1,467

Basic and diluted earnings per share of common stock	$0.24	$0.28	$0.51	$0.54

Weighted average shares of common stock outstanding	2,726,428	2,708,233	2,724,423	2,705,434

Dividends declared per share of common stock	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$656	$758	$1,386	$1,467

Other comprehensive income, net of tax

Unrealized (losses) gains on securities:

Unrealized holding (losses) gains arising during the period	(65)	1,119	239	1,896

Reclassification adjustment for gains included in net income	(33)	(44)	(48)	(157)

Comprehensive income	$558	$1,833	$1,577	$3,206

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$1,386	$1,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,108	597
Provision for credit losses	-	225
Gains on disposals of assets, net	(56)	(261)
Impairment of securities and stocks	-	92
Income on investment in life insurance	(122)	(119)
Changes in assets and liabilities:
(Increase) decrease in other assets	(250)	266
Decrease in other liabilities	(27)	(172)

Net cash provided by operating activities	2,039	2,095

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	16,747	11,843
Proceeds from maturities and sales of other investment securities	3,837	3,188
Purchases of investment securities	(20,736)	(21,412)
Purchase of Federal Home Loan Bank stock	(198)	-
Sales of Federal Home Loan Bank stock	-	111
Purchase of life insurance contracts	-	(240)
Proceeds from sales of other real estate	412	87
Increase in loans, net	(16,619)	(1,837)
Purchases of premises and equipment	(81)	(184)

Net cash used by investing activities	(16,638)	(8,444)

Cash flows from financing activities:
Increase in deposits, net	9,853	12,291
Increase (decrease) in short-term borrowings, net	2,745	(4,089)
Dividends paid	(543)	(542)
Common stock dividends reinvested	73	80

Net cash provided by financing activities	12,128	7,740

(Decrease) increase in cash and cash equivalents	(2,471)	1,391

Cash and cash equivalents, beginning of year	9,954	9,000

Cash and cash equivalents, end of period	$7,483	$10,391

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2012 and 2011.

Operating results for the three and six months ended June 30, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic and diluted:
Net income	$656,000	$758,000	$1,386,000	$1,467,000
Weighted average common shares outstanding	2,726,428	2,708,233	2,724,423	2,705,434
Basic and dilutive net income per share	$0.24	$0.28	$0.51	$0.54

Diluted earnings per share calculations were not required for the three and six months ended June 30, 2012 and 2011, since there were no options outstanding.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360):  Derecognition of in Substance Real Estate-a Scope Clarification.  The amendments in this Update affect entities that cease to have a  controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.  That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date.  Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has provided the necessary disclosure in the Consolidated Statement of Comprehensive Income.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. No assets are valued under Level 1 inputs at June 30, 2012 or December 31, 2011. The Company has assets measured by fair value measurements on a non-recurring basis during 2012. At June 30, 2012, these assets include 20 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and two properties classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
December 31, 2011	Level 1	Level 2	Level 3	Value
Recurring:
Investment securities available for sale (AFS)	$-	$102,867	$-	$102,867

Non-recurring:
Maryland Financial Bank stock	-	30	-	30
Impaired loans	-	-	8,309	8,309
OREO	-	1,111	-	1,111
	-	104,008	8,309	112,317

Activity:
Investment securities AFS
Purchases of investment securities	-	20,736	-	20,736
Sales, calls and maturities of investment securities	-	(20,584)	-	(20,584)
Amortization/accretion of premium/discount	-	(883)	-	(883)
Increase in market value	-	374	-	374

Loans
New impaired loans	-	-	375	375
Payments and other loan reductions	-	-	(1,437)	(1,437)
Change in total provision	-	-	236	236

OREO
Sales of OREO	-	(412)	-	(412)

June 30, 2012
Recurring:
Investment securities AFS	-	102,510	-	102,510

Non-recurring:
Maryland Financial Bank stock	-	30	-	30
Impaired loans	-	-	7,483	7,483
OREO	-	699	-	699
	$-	$103,239	$7,483	$110,722

The estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2012		December 31, 2011
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$7,059	$7,059	$6,877	$6,877
Interest-bearing deposits	166	166	2,423	2,423
Federal funds sold	258	258	654	654
Investment securities	102,510	102,510	102,867	102,867
Investments in restricted stock	1,718	1,718	1,520	1,520
Ground rents	175	175	175	175
Loans, net	249,353	251,387	232,734	231,912
Accrued interest receivable	1,558	1,558	1,542	1,542

Financial liabilities:
Deposits	321,798	305,402	311,945	293,713
Short-term borrowings	3,000	3,000	255	255
Long-term borrowings	20,000	21,737	20,000	21,425
Dividends payable	273	273	272	272
Accrued interest payable	54	54	48	48

Off-balance sheet commitments	26,176	26,176	22,736	22,736

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$-	$-	$-	$-	$-	$-
State and Municipal	5,665	102	281	18	5,946	120
Corporate Trust Preferred	-	-	241	237	241	237
Mortgage Backed	7,104	44	-	-	7,104	44
	$12,769	$146	$522	$255	$13,291	$401

At June 30, 2012, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Fitch rating of C. The market for these securities at June 30, 2012 was not active and markets for similar securities were also not active. As a result, the Company had cash flow testing performed as of June 30, 2012 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions. As a result of this testing, no write-down was required in the second quarter of 2012. A write-down of $22,000 was taken on this security in the first quarter of 2011.

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

As of June 30, 2012, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On June 30, 2012 the Bank held 3 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities. The Bank has no mortgage-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Except as noted above, as of June 30, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	At	At
	June 30,	December 31,
	2012	2011
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,247	$3,155
Credit losses - no previous OTTI recognized	-	70
Credit losses - previous OTTI recognized	-	22

Estimated credit losses, end of period	$3,247	$3,247

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Company had consolidated net income of $656,000 ($0.24 basic and diluted earnings per share) for the second quarter of 2012, compared to the second quarter of 2011 consolidated net income of $758,000 ($0.28 basic and diluted income per share), a 13.46% decrease. Year-to-date net income was $1,386,000 ($0.51 basic and diluted earnings per share), compared to the 2011 consolidated net income of $1,467,000 ($0.54 basic and diluted income per share), a 5.53% decrease. The decreases in net income for the second quarter and year-to-date were primarily due to decreases in income on loans, U.S. Government agency securities, service charges and gains on investment securities. These decreases were partially offset by decreases in other expenses for the respective periods. During the six months ended June 30, 2012, the Bank increased deposits by almost $9.9 million and increased net loans by $16.6 million.

Results Of Operations

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2012 was $3,098,000 and $6,306,000 respectively, compared to $3,396,000 and $6,743,000 for the same period in 2011, a decrease of $298,000 (8.78%) for the three months and a decrease of $437,000 (6.48%) for the six months.

Interest income for the second quarter decreased from $4,323,000 in 2011 to $3,928,000 in 2012, a 9.14% decrease. Interest income for the six months decreased from $8,609,000 in 2011 to $7,984,000 in 2012, a 7.26% decrease. While the Bank’s net loans increased during these periods, interest income decreased for the three and six month periods due to lower rates earned on U.S. Government agency securities, partially offset by an increase in income on state and municipal securities.

Interest expense for the second quarter decreased from $927,000 in 2011 to $830,000 in 2012, a 10.46% decrease. Interest expense for the six months decreased from $1,866,000 in 2011 to $1,678,000 in 2012, a 10.08% decrease. While total deposits increased during the six months ended June 30, 2012, interest paid on deposit balances for the three and six month periods ended June 30, 2012 decreased due to lower interest rates paid on deposit balances.

Net interest margins on a tax equivalent basis for the three and six months ended June 30, 2012 was 3.86% and 3.95%, compared to 4.36% and 4.40% for the three and six months ended June 30, 2011. The decrease of the net interest margin from the 2011 to 2012 period was primarily due to the decline in the interest rates on loans and U.S. Government Agency securities partially offset by the reduction in interest expense, as noted above.

Provision for Credit Losses. The Company made a provision for credit losses of $0 during the three and six month periods ended June 30, 2012 and $0 and $225,000 for credit losses during the three and six month periods ended June 30, 2011. As of June 30, 2012, the allowance for credit losses equaled 80.59% of non-accrual and past due loans compared to 77.38% at December 31, 2011 and 72.77% at June 30, 2011. During the three and six month periods ended June 30, 2012, the Company recorded net charge-offs of $44,000 and $149,000, compared to net (recoveries) charge-offs of ($43,000) and $30,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2012 period represent 0.12% of the average loan portfolio.

Other Income. Other income decreased from $489,000 for the three month period ended June 30, 2011, to $422,000 for the corresponding 2012 period, a $67,000 (13.71%) decrease. For the six month period, other income decreased from $1,100,000 at June 30, 2011, to $840,000 for the corresponding 2012 period, a $260,000 (23.64%) decrease. The decrease for the three and six month period was due to a decrease in gains on investment securities and service charges on deposit accounts.

Other Expenses. Other expenses decreased from $2,887,000 for the three month period ended June 30, 2011, to $2,715,000 for the corresponding 2012 period, a $172,000 (5.96%) decrease. Other expenses decreased from $5,698,000 for the six month period ended June 30, 2011, to $5,401,000 for the corresponding 2012 period, a $297,000 (5.22%) decrease. The decrease for the three month period was primarily due to the decrease in impairment on securities and FDIC expenses, partially offset by an increase in salaries. The decrease for the six month period was due to a decrease in FDIC expenses, other real estate owned (OREO) expenses, legal expenses, and the impairment on securities, partially offset by an increase in salaries and employee benefits.

Income Taxes. During the three and six months ended June 30, 2012, the Company recorded income tax expense of $149,000 and $359,000, compared to income tax expense of $240,000 and $453,000 for the same respective periods in 2011. The Company’s effective tax rate for the three and six month period in 2012 was 18.51% and 20.58%, respectively, compared to 24.05% and 23.59% for the prior year period. The decrease in the effective tax rate for the three and six month period was due to an increase in the proportion of tax exempt income included in net interest income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the second quarter of 2012, comprehensive income, net of tax, totaled $558,000, compared to the June 30, 2011 comprehensive income of $1,833,000. Year-to-date, comprehensive income, net of tax, totaled $1,577,000, as of June 30, 2012, compared to the June 30, 2011 comprehensive income of $3,206,000. The decrease was due to a decrease in net income and a decrease in the net unrealized gains on securities arising during the three and six month periods.

Financial Condition

General. The Company’s assets increased to $378,939,000 at June 30, 2012 from $365,260,000 at December 31, 2011, primarily due to an increase in loans, partially offset by a decrease in OREO. The Bank’s net loans totaled $249,353,000 at June 30, 2012, compared to $232,734,000 at December 31, 2011, an increase of $16,619,000 (7.14%), primarily attributable to an increase in indirect lending with lesser increases in purchase money mortgages and commercial mortgages.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $102,510,000 at June 30, 2012, a $357,000 (0.35%) decrease from $102,867,000 at December 31, 2011. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2012, totaled $7,483,000, a decrease of $2,471,000 (24.83%) from the December 31, 2011 total of $9,954,000. This decrease was used to fund loan growth.

Deposits as of June 30, 2012, totaled $321,798,000, which is an increase of $9,853,000 (3.16%) from $311,945,000 at December 31, 2011. Demand deposits as of June 30, 2012, totaled $78,574,000, which is an increase of $5,235,000 (7.14%) from $73,339,000 at December 31, 2011. NOW accounts as of June 30, 2012, totaled $26,138,000, which is an increase of $2,099,000 (8.73%) from $24,039,000 at December 31, 2011. Money market accounts as of June 30, 2012, totaled $19,423,000, which is an increase of $1,339,000 (7.40%), from $18,084,000 at December 31, 2011. Savings deposits as of June 30, 2012, totaled $65,611,000, which is an increase of $5,547,000 (9.24%) from $60,064,000 at December 31, 2011. Certificates of deposit over $100,000 totaled $29,624,000 on June 30, 2012, which is a decrease of $1,791,000 (5.70%) from $31,415,000 at December 31, 2011. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $102,428,000 on June 30, 2012, which is a $2,576,000 (2.45%) decrease from the $105,004,000 total at December 31, 2011.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the three months ended June 30, 2012 and the year ended December 31, 2011.

At June 30, 2012			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$6,002	$-	$-	$1,310	$7,312
Commercial real estate	68,877	-	-	2,817	71,694
Consumer and indirect	61,328	844	-	5	62,177
Residential real estate	111,691	814	259	302	113,066

	$247,898	$1,658	$259	$4,434	$254,249

At December 31, 2011			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$7,135	$38	$-	$20	$7,193
Commercial real estate	66,590	-	-	4,484	71,074
Consumer and indirect	48,745	1,298	-	75	50,118
Residential real estate	108,703	135	18	482	109,338

	$231,173	$1,471	$18	$5,061	$237,723

	At	At
	June 30,	December 31,
	2012	2011
	(Dollars in Thousands)

Restructured loans	$4,097	$4,108
Non-accrual and 90 days or more and still accruing loans to gross loans	1.85%	2.15%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	80.59%	77.38%

At June 30, 2012, there was $3,875,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at June 30, 2012 are comprised of:

Commercial loans - Two loans to one borrower totaling $19,000 with $19,000 of specific reserves established.

Commercial Real Estate – Two loans to two borrowers in the amount of $4,097,000, secured by commercial and/or residential properties with a specific reserve of $997,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2012 and December 31, 2011.

(Dollars in thousands)
June 30, 2012	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,460	1,460	32	385	1,463
Commercial	6,464	7,064	71	1,460	6,473
Consumer	76	76	4	20	76
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	705	705	18	445	718
Total impaired loans with specific reserves	$8,705	9,305	125	2,310	8,730

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$561	561	25	n/a	649
Commercial	180	180	6	n/a	185
Consumer	1	1	-	n/a	-
Installment	166	166	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	204	204	10	n/a	221
Total impaired loans with no specific reserve	$1,112	1,112	41	-	1,055

(Dollars in thousands)
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,703	1,703	62	411	1,708
Commercial	6,503	7,103	219	1,642	6,559
Consumer	100	100	10	44	104
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	731	731	41	456	755
Total impaired loans with specific reserves	$9,037	9,637	332	2,553	9,126

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$260	260	7	n/a	245
Commercial	1,036	1,036	50	n/a	1,051
Consumer	25	25	-	n/a	-
Installment	265	265	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	253	253	21	n/a	304
Total impaired loans with no specific reserve	$1,839	1,839	78	-	1,600

Loans that were restructured by the Bank by categories of loans at June 30, 2012 are as follows:

At June 30, 2012
(Dollars in Thousands)		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled Debt Restructurings:
Real Estate - Residential	1	$1,280	$1,280
Real Estate - Commercial	1	2,759	2,817
Commercial	-	-	-
Finance leases	-	-	-

Troubled Debt Restructurings	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment

Troubled Debt Restructurings:
Real Estate - Residential	-	$-
Real Estate - Commercial	1	2,817
Commercial	-	-
Finance leases	-	-

At June 30, 2012, the Bank has one modified residential loan (done in 2011) in the amount of $1,280,423 which modifications qualify the loan as Troubled Debt Restructuring (TDR). The loan is included in the schedule above of accruing impaired loans. This borrower is in compliance with the modified term and is accruing interest. The Bank has one modified commercial real estate loan (done in 2010) in the amount of $2,817,000 which modifications qualify the loan as Troubled Debt Restructuring (TDR). The loan is included in the schedule above of non-accruing impaired loans. This borrower is not in compliance with the modified term and is not accruing interest.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending June 30, 2012 and the year ended December 31, 2011. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
June 30, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$6,078	$62,402	$61,032	$110,155	$239,667
Special mention	325	5,454	903	1,192	7,874
Substandard	909	3,838	237	1,719	6,703
Doubtful	-	-	5	-	5
Loss	-	-	-	-	-

	$7,312	$71,694	$62,177	$113,066	$254,249

	Commercial		Consumer
December 31, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,883	$58,799	$48,528	$106,302	219,512
Special mention	327	4,736	1,325	1,333	7,721
Substandard	983	7,539	190	1,703	10,415
Doubtful	-	-	75	-	75
Loss	-	-	-	-	-

	$7,193	$71,074	$50,118	$109,338	$237,723

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

Transactions in the allowance for credit losses for the six months ended June 30, 2012 and the year ended December 31, 2011 were as follows:

	Commercial		Consumer
June 30, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$557	$2,013	$889	$596	$(124)	$3,931
Provision for credit losses	57	(265)	119	140	(51)	-
Recoveries	7	45	170	6	-	228
Loans charged off	(55)	-	(213)	(109)	-	(377)

Balance, end of quarter	$566	$1,793	$965	$633	$(175)	$3,782

Individually evaluated for impairment:
Balance in allowance	$423	$1,460	$42	$385	$-	$2,310
Related loan balance	705	6,464	76	1,460	-	8,705

Collectively evaluated for impairment:
Balance in allowance	$143	$333	$923	$248	$(175)	$1,472
Related loan balance	6,607	65,230	62,101	111,606	-	245,544

	Commercial		Consumer
December 31, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$263	$2,108	$830	$196	$2	$3,399
Provision for credit losses	296	(166)	257	402	(126)	663
Recoveries	4	71	409	2	-	486
Loans charged off	(6)	-	(607)	(4)	-	(617)

Balance, end of year	$557	$2,013	$889	$596	$(124)	$3,931

Individually evaluated for impairment:
Balance in allowance	$456	$1,642	$44	$411	$-	$2,553
Related loan balance	730	6,503	100	1,703	-	9,036

Collectively evaluated for impairment:
Balance in allowance	$101	$371	$845	$185	$(124)	$1,378
Related loan balance	6,463	64,571	50,018	107,635	-	228,687

	At	At
	June 30,	June 30,
	2012	2011
	(Dollars in Thousands)

Average loans	$238,425	$229,573
Net charge-offs to average loans (annualized)	0.12%	0.02%

During 2012, loans to 34 borrowers and related entities totaling approximately $377,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments. As of June 30, 2012, the Bank had outstanding commitments totaling $26,176,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2012	2011
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2012.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2012.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$7,225
Federal funds and overnight deposits	258	-	-	-	258
Securities	-	347	696	101,467	102,510
Loans	12,916	9,781	67,264	159,392	249,353
Fixed assets	-	-	-	-	3,985
Other assets	-	-	-	-	15,608

Total assets	$13,174	$10,128	$67,960	$260,859	$378,939

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$78,574
NOW accounts	26,138	-	-	-	26,138
Money market deposit accounts	19,423	-	-	-	19,423
Savings accounts	65,611	-	-	-	65,611
IRA accounts	4,567	9,458	27,946	1,225	43,196
Certificates of deposit	13,202	33,280	41,558	816	88,856
Short-term borrowings	3,000	-	-	-	3,000
Long-term borrowings	-	-	-	20,000	20,000
Other liabilities	-	-	-	-	1,824
Stockholders’ equity:	-	-	-	-	32,317

Total liabilities and stockholders' equity	$131,941	$42,738	$69,504	$22,041	$378,939

GAP	$(118,767)	$(32,610)	$(1,544)	$238,818
Cumulative GAP	$(118,767)	$(151,377)	$(152,921)	$85,897
Cumulative GAP as a % of total assets	-31.34%	-39.95%	-40.36%	22.67%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2012, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-9.0%	-6.4%	1.9%	1.9%
% Change in Economic Value of Equity	-22.5%	-15.0%	3.1%	-4.4%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2012, totaled $7,483,000, a decrease of $2,471,000 (24.83%) from the December 31, 2011 total of $9,954,000.

As of June 30, 2012, the Bank was permitted to draw on a $39,590,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of June 30, 2012, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018. There was also $3.0 million in short-term advances outstanding at FHLB Atlanta. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $3.0 million from a commercial bank and a $5.0 million from a financial bank, of which nothing was outstanding as of June 30, 2012.

The Company’s stockholders’ equity increased $1,106,000 (3.55%) during the six months ended June 30, 2012, due mainly to a decrease in other comprehensive gain, net of taxes, and an increase in retained net income from the period. The Company’s accumulated other comprehensive gain (loss), net of taxes (benefits) increased by $191,000 (10.35%) from $1,846,000 at December 31, 2011 to $2,037,000 at June 30, 2012, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $842,000 (4.90%) as the result of the Company’s net income for the six months, partially offset by dividends. Common stock and surplus increased due to dividend reinvestment during the six months of 2012. In addition, $73,550 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2012, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 7.97%, a Tier 1 risk-based capital ratio of 12.58% and a total risk-based capital ratio of 13.83%.

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

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
4.1	Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated August 10, 2012
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (to be filed by amendment)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: August 10, 2012	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

- 24 -