Form 10-Q/A
period 2012-06-30
GLEN BURNIE BANCORP
filed 2012-09-07
CIK 890066

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

GLEN BURNIE BANCORP

The Registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the Commission on August 10, 2012. The purpose of the amendment is to include interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
4.1	Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer (previously filed)
31.2	Rule 15d-14(a) Certification of Chief Financial Officer (previously filed)
32.1	Section 1350 Certifications (previously filed)
99.1	Press release dated August 10, 2012 (previously filed)
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: September 7, 2012	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer