Form 10-Q
period 2012-09-30
GLEN BURNIE BANCORP
filed 2012-11-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2012

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

At November 13, 2012, the number of shares outstanding of the registrant’s common stock was 2,733,656.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, September 30, 2012 (unaudited) and December 31, 2011 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	23

Part II - Other Information

Item 6.	Exhibits	24

	Signatures	25

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$8,242	$6,877
Interest-bearing deposits in other financial institutions	4,578	2,423
Federal funds sold	306	654
Cash and cash equivalents	13,126	9,954
Investment securities available for sale, at fair value	95,461	102,867
Federal Home Loan Bank stock, at cost	1,448	1,520
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses (September 30: $3,944; December 31: $3,931)	251,628	232,734
Premises and equipment, at cost, less accumulated depreciation	3,942	4,108
Other real estate owned	865	1,111
Cash value of life insurance	8,618	8,433
Other assets	4,174	4,503

Total assets	$379,292	$365,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$324,181	$311,945
Short-term borrowings	-	255
Long-term borrowings	20,000	20,000
Other liabilities	1,818	1,849
Total liabilities	345,999	334,049

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: September 30: 2,730,212 shares; December 31: 2,717,909 shares	2,730	2,718
Surplus	9,536	9,438
Retained earnings	18,448	17,209
Accumulated other comprehensive gain, net of taxes	2,579	1,846
Total stockholders’ equity	33,293	31,211

Total liabilities and stockholders’ equity	$379,292	$365,260

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income on:
Loans, including fees	$3,313	$3,492	$9,932	$10,488
U.S. Treasury and U.S. Government agency securities	240	407	705	1,160
State and municipal securities	428	408	1,283	1,191
Other	24	42	69	119
Total interest income	4,005	4,349	11,989	12,958

Interest expense on:
Deposits	647	754	2,005	2,298
Short-term borrowings	1	-	2	4
Long-term borrowings	162	161	481	479
Total interest expense	810	915	2,488	2,781

Net interest income	3,195	3,434	9,501	10,177

Provision for credit losses	150	150	150	375

Net interest income after provision for credit losses	3,045	3,284	9,351	9,802

Other income:
Service charges on deposit accounts	141	151	416	469
Other fees and commissions	225	235	603	631
Other non-interest income	5	(30)	14	(25)
Income on life insurance	63	60	185	180
Gains on investment securities	62	85	118	346
Total other income	496	501	1,336	1,601

Other expenses:
Salaries and employee benefits	1,660	1,658	5,118	4,936
Occupancy	193	211	590	640
Impairment of securities and stocks	-	-	-	92
Other expenses	855	907	2,401	2,806
Total other expenses	2,708	2,776	8,109	8,474

Income before income taxes	833	1,009	2,578	2,929

Income tax expense	163	239	522	692

Net income	$670	$770	$2,056	$2,237

Basic and diluted earnings per share of common stock	$0.24	$0.29	$0.75	$0.83

Weighted average shares of common stock outstanding	2,729,928	2,712,882	2,726,258	2,707,944

Dividends declared per share of common stock	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$670	$770	$2,056	$2,237

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains arising during the period	613	997	852	2,736

Reclassification adjustment for gains included in net income	(71)	(208)	(119)	(208)

Comprehensive income	$1,212	$1,559	$2,789	$4,765

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$2,056	$2,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,573	989
Provision for credit losses	150	375
Gains on disposals of assets, net	(118)	(352)
Impairment of securities and stocks	-	92
Income on investment in life insurance	(185)	(180)
Write-downs of other real estate owned	-	40
Changes in assets and liabilities:
(Increase) decrease in other assets	(181)	550
Decrease in other liabilities	(32)	(100)

Net cash provided by operating activities	3,263	3,651

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	20,815	15,079
Proceeds from maturities and sales of other investment securities	9,172	9,715
Purchases of investment securities	(22,479)	(31,715)
Sales of Federal Home Loan Bank stock	72	166
Purchase of life insurance contracts	-	(240)
Proceeds from sales of other real estate	500	285
(Increase) decrease in loans, net	(19,298)	1,467
Proceeds from the disposition of premises and equipment	-	10
Purchases of premises and equipment	(148)	(338)

Net cash used by investing activities	(11,366)	(5,571)

Cash flows from financing activities:
Increase in deposits, net	12,236	15,257
Decrease in short-term borrowings, net	(255)	(4,055)
Dividends paid	(817)	(813)
Common stock dividends reinvested	111	119

Net cash provided by financing activities	11,275	10,508

Increase in cash and cash equivalents	3,172	8,588

Cash and cash equivalents, beginning of year	9,954	9,000

Cash and cash equivalents, end of period	$13,126	$17,588

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2012 and 2011.

Operating results for the three and nine months ended September 30, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic and diluted:
Net income	$670,000	$770,000	$2,056,000	$2,237,000
Weighted average common shares outstanding	2,729,928	2,712,882	2,726,258	2,707,944
Basic and dilutive net income per share	$0.24	$0.29	$0.75	$0.83

Diluted earnings per share calculations were not required for the three and nine months ended September 30, 2012 and 2011, since there were no options outstanding.

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

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a significant impact on the Corporation’s financial statements.

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

ASU 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Corporation beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Corporation’s financial statements.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. No assets are valued under Level 1 inputs at September 30, 2012 or December 31, 2011. The Company has assets measured by fair value measurements on a non-recurring basis during 2012. At September 30, 2012, these assets include 25 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and three properties classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)			Fair
December 31, 2011	Level 1	Level 2	Level 3	Value
Recurring:
Investment securities available for sale (AFS)	$-	$102,867	$-	$102,867

Non-recurring:
Maryland Financial Bank stock	-	30	-	30
Impaired loans	-	-	8,309	8,309
OREO	-	1,111	-	1,111
	-	104,008	8,309	112,317

Activity:
Investment securities AFS
Purchases of investment securities	-	22,479	-	22,479
Sales, calls and maturities of investment securities	-	(29,987)	-	(29,987)
Amortization/accretion of premium/discount	-	(1,234)	-	(1,234)
Increase in market value	-	1,336	-	1,336

Loans
New impaired loans	-	-	763	763
Payments and other loan reductions	-	-	(3,134)	(3,134)
Change in total provision	-	-	450	450

OREO
OREO converted from loans	-	254	-	254
Sales of OREO	-	(500)	-	(500)

September 30, 2012
Recurring:
Investment securities AFS	-	95,461	-	95,461

Non-recurring:
Maryland Financial Bank stock	-	30	-	30
Impaired loans	-	-	6,388	6,388
OREO	-	865	-	865
	$-	$96,356	$6,388	$102,744

The estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2012		December 31, 2011
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$8,242	$8,242	$6,877	$6,877
Interest-bearing deposits	4,578	4,578	2,423	2,423
Federal funds sold	306	306	654	654
Investment securities	95,461	95,461	102,867	102,867
Investments in restricted stock	1,448	1,448	1,520	1,520
Ground rents	175	175	175	175
Loans, net	251,628	253,324	232,734	231,912
Accrued interest receivable	1,431	1,431	1,542	1,542

Financial liabilities:
Deposits	324,181	306,479	311,945	293,713
Short-term borrowings	-	-	255	255
Long-term borrowings	20,000	21,965	20,000	21,425
Dividends payable	273	273	272	272
Accrued interest payable	66	66	48	48

Off-balance sheet commitments	22,232	22,232	22,736	22,736

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$22	$6	$-	$-	$22	$6
State and Municipal	-	-	285	15	285	15
Corporate Trust Preferred	-	-	182	164	182	164
Mortgage Backed	1,983	19	-	-	1,983	19
	$2,005	$25	$467	$179	$2,472	$204

At September 30, 2012, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Fitch rating of C. The market for these securities at September 30, 2012 was not active and markets for similar securities were also not active. As a result, the Company had cash flow testing performed as of September 30, 2012 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions. As a result of this testing, no write-down was required in the third quarter of 2012. A write-down of $22,000 was taken on this security in the first quarter of 2011.

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

As of September 30, 2012, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On September 30, 2012 the Bank held 3 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities. The Bank has no mortgage-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Except as noted above, as of September 30, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	At	At
	September 30,	December 31,
	2012	2011
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,247	$3,155
Credit losses - no previous OTTI recognized	-	70
Credit losses - previous OTTI recognized	-	22

Estimated credit losses, end of period	$3,247	$3,247

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Company had consolidated net income of $670,000 ($0.24 basic and diluted earnings per share) for the third quarter of 2012, compared to the third quarter of 2011 consolidated net income of $770,000 ($0.29 basic and diluted income per share), a 12.99% decrease. Year-to-date net income was $2,056,000 ($0.75 basic and diluted earnings per share), compared to the 2011 consolidated net income of $2,237,000 ($0.83 basic and diluted income per share), an 8.09% decrease. The decreases in net income for the third quarter and year-to-date were primarily due to decreases in income on loans, U.S. Government agency securities, service charges and gains on investment securities. These decreases were partially offset by decreases in other expenses, decreases in interest expense on deposits and decreases in provision for loan losses for the respective periods. During the nine months ended September 30, 2012, the Bank increased deposits by $12.2 million and increased net loans by $18.9 million.

Results Of Operations

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2012 was $3,195,000 and $9,501,000 respectively, compared to $3,434,000 and $10,177,000 for the same period in 2011, a decrease of $239,000 (6.96%) for the three months and a decrease of $676,000 (6.65%) for the nine months.

Interest income for the third quarter decreased from $4,349,000 in 2011 to $4,005,000 in 2012, a 7.91% decrease. Interest income for the nine months decreased from $12,958,000 in 2011 to $11,989,000 in 2012, a 7.48% decrease. While the Bank’s net loans increased during these periods, interest income decreased for the three and nine month periods due to a decline in the interest rates on loans and U.S. Government agency securities, partially offset by an increase in income on state and municipal securities.

Interest expense for the third quarter decreased from $915,000 in 2011 to $810,000 in 2012, a 11.48% decrease. Interest expense for the nine months decreased from $2,781,000 in 2011 to $2,488,000 in 2012, a 10.54% decrease. While total deposits increased during the nine months ended September 30, 2012, interest paid on deposit balances for the three and nine month periods ended September 30, 2012 decreased due to lower interest rates paid on deposit balances.

Net interest margins on a tax equivalent basis for the three and nine months ended September 30, 2012 was 3.84% and 3.91%, compared to 4.41% and 4.41% for the three and nine months ended September 30, 2011. The decrease of the net interest margin from the 2011 to 2012 period was primarily due to the continuing decline in the interest rates on loans and U.S. Government Agency securities partially offset by the reduction in interest expense, as noted above.

Provision for Credit Losses. The Company made a provision for credit losses of $150,000 during the three and nine month periods ended September 30, 2012 and $150,000 and $375,000 for credit losses during the three and nine month periods ended September 30, 2011. As of September 30, 2012, the allowance for credit losses equaled 111.10% of non-accrual and past due loans compared to 77.38% at December 31, 2011 and 72.43% at September 30, 2011. During the three and nine month periods ended September 30, 2012, the Company recorded net (recoveries) charge-offs of ($12,000) and $137,000, compared to net (recoveries) charge-offs of ($80,000) and $110,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2012 period represent 0.08% of the average loan portfolio.

Other Income. Other income decreased from $501,000 for the three month period ended September 30, 2011, to $496,000 for the corresponding 2012 period, a $5,000 (1.00%) decrease. For the nine month period, other income decreased from $1,601,000 at September 30, 2011, to $1,336,000 for the corresponding 2012 period, a $265,000 (16.55%) decrease. The decrease for the three and nine month period was due mainly to a decrease in gains on investment securities.

Other Expenses. Other expenses decreased from $2,776,000 for the three month period ended September 30, 2011, to $2,708,000 for the corresponding 2012 period, a $68,000 (2.45%) decrease. Other expenses decreased from $8,474,000 for the nine month period ended September 30, 2011, to $8,109,000 for the corresponding 2012 period, a $365,000 (4.31%) decrease. The decrease for the three month period was primarily due to the decrease in occupancy and FDIC expenses. The decrease for the nine month period was due mainly to a decrease in FDIC expenses, partially offset by an increase in salaries and employee benefits.

Income Taxes. During the three and nine months ended September 30, 2012, the Company recorded income tax expense of $163,000 and $522,000, compared to income tax expense of $239,000 and $692,000 for the same respective periods in 2011. The Company’s effective tax rate for the three and nine month period in 2012 was 19.57% and 20.25%, respectively, compared to 23.69% and 23.63% for the prior year period. The decrease in the effective tax rate for the three and nine month period was due to an increase in the proportion of tax exempt income included in net interest income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the third quarter of 2012, comprehensive income, net of tax, totaled $1,212,000, compared to the September 30, 2011 comprehensive income of $1,559,000. Year-to-date, comprehensive income, net of tax, totaled $2,789,000, as of September 30, 2012, compared to the September 30, 2011 comprehensive income of $4,765,000. The decrease was due to a decrease in net income and a decrease in the net unrealized gains on securities arising during the three and nine month periods.

Financial Condition

General. The Company’s assets increased to $379,292,000 at September 30, 2012 from $365,260,000 at December 31, 2011, primarily due to an increase in loans and cash and cash equivalents, partially offset by a decrease in securities. The Bank’s net loans totaled $251,628,000 at September 30, 2012, compared to $232,734,000 at December 31, 2011, an increase of $18,894,000 (8.12%), primarily attributable to an increase in indirect lending with a lesser increase in commercial mortgages and a reduction in participations purchased.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $95,461,000 at September 30, 2012, a $7,406,000 (7.20%) decrease from $102,867,000 at December 31, 2011. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2012, totaled $13,126,000, an increase of $3,172,000 (31.87%) from the December 31, 2011 total of $9,954,000. The decrease in securities was used to pay-off short-term borrowings and put into cash.

Deposits as of September 30, 2012, totaled $324,181,000, which is an increase of $12,236,000 (3.77%) from $311,945,000 at December 31, 2011. Demand deposits as of September 30, 2012, totaled $82,747,000, which is an increase of $9,408,000 (12.83%) from $73,339,000 at December 31, 2011. NOW accounts as of September 30, 2012, totaled $23,539,000, which is a decrease of $500,000 (2.08%) from $24,039,000 at December 31, 2011. Money market accounts as of September 30, 2012, totaled $21,008,000, which is an increase of $2,924,000 (16.17%), from $18,084,000 at December 31, 2011. Savings deposits as of September 30, 2012, totaled $67,366,000, which is an increase of $7,302,000 (12.16%) from $60,064,000 at December 31, 2011. Certificates of deposit over $100,000 totaled $28,010,000 on September 30, 2012, which is a decrease of $3,405,000 (10.84%) from $31,415,000 at December 31, 2011. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $101,511,000 on September 30, 2012, which is a $3,493,000 (3.33%) decrease from the $105,004,000 total at December 31, 2011.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the three months ended September 30, 2012 and the year ended December 31, 2011.

At September 30, 2012			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,582	$979	$-	$1,290	$6,851
Commercial real estate	72,471	-	-	1,370	73,841
Consumer and indirect	65,613	1,221	2	78	66,914
Residential real estate	106,023	2,231	257	553	109,064

	$248,689	$4,431	$259	$3,291	$256,670

At December 31, 2011			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$7,135	$38	$-	$20	$7,193
Commercial real estate	66,590	-	-	4,484	71,074
Consumer and indirect	48,745	1,298	-	75	50,118
Residential real estate	108,703	135	18	482	109,338

	$231,173	$1,471	$18	$5,061	$237,723

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans. For the period ending September 30, 2012, the allowance for loan loss is $3,944,000 and the unearned income is $1,098,000. For the period ending December 31, 2011, the allowance for loan loss is $3,931,000 and the unearned income is $1,058,000.

	At	At
	September 30,	December 31,
	2012	2011
	(Dollars in Thousands)

Restructured loans	$2,650	$4,108
Non-accrual and 90 days or more and still accruing loans to gross loans	1.38%	2.15%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	111.10%	77.38%

At September 30, 2012, there was $4,040,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at September 30, 2012 are comprised of:

Residential Real Estate – Four loans to one borrower in the amount of $514,000, secured by residential properties with a specific reserve of $227,000 established for the loans.

Commercial loans - Two loans to one borrower totaling $18,000 with $18,000 of specific reserves established.

Commercial Real Estate – Two loans to two borrowers in the amount of $2,642,000, secured by commercial and/or residential properties with a specific reserve of $652,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2012 and December 31, 2011.

(Dollars in thousands)
September 30, 2012	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$2,191	2,191	67	872	2,192
Commercial	4,997	5,597	87	1,105	6,409
Consumer	76	76	6	20	76
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	702	702	28	448	721
Total impaired loans with specific reserves	$7,966	8,566	188	2,445	9,398

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$302	302	30	n/a	283
Commercial	175	175	8	n/a	182
Consumer	6	6	-	n/a	-
Installment	236	236	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	167	167	12	n/a	201
Total impaired loans with no specific reserve	$886	886	50	-	666

(Dollars in thousands)
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,703	1,703	62	411	1,708
Commercial	6,503	7,103	219	1,642	6,559
Consumer	100	100	10	44	104
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	731	731	41	456	755
Total impaired loans with specific reserves	$9,037	9,637	332	2,553	9,126

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$260	260	7	n/a	245
Commercial	1,036	1,036	50	n/a	1,051
Consumer	25	25	-	n/a	-
Installment	265	265	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	253	253	21	n/a	304
Total impaired loans with no specific reserve	$1,839	1,839	78	-	1,600

Loans that were restructured by the Bank by categories of loans at September 30, 2012 are as follows:

At September 30, 2012
(Dollars in Thousands)		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Troubled Debt Restructurings:
Real Estate - Residential	1	$1,280	$1,280
Real Estate – Commercial	1	2,759	1,370
Commercial	-	-	-
Finance leases	-	-	-

Troubled Debt Restructurings	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment

Troubled Debt Restructurings:
Real Estate - Residential	1	$1,280
Real Estate - Commercial	1	1,370
Commercial	-	-
Finance leases	-	-

At September 30, 2012, the Bank has one modified residential loan (done in 2011) in the amount of $1,280,423 which modifications qualify the loan as Troubled Debt Restructuring (TDR). The loan is included in the schedule above of accruing impaired loans. This borrower is no longer in compliance with the modified term. The Bank has one modified commercial real estate loan (done in 2010) in the amount of $1,370,000 which modifications qualify the loan as Troubled Debt Restructuring (TDR). The loan is included in the schedule above of non-accruing impaired loans. This borrower is not in compliance with the modified term and is not accruing interest. The reduction in the outstanding recorded amount is due to the sale of part of the building.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending September 30, 2012 and the year ended December 31, 2011. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
September 30, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,660	$64,636	$65,496	$105,697	$241,489
Special mention	322	5,402	1,106	1,905	8,735
Substandard	869	3,803	234	1,462	6,368
Doubtful	-	-	78	-	78
Loss	-	-	-	-	-

	$6,851	$73,841	$66,914	$109,064	$256,670

	Commercial		Consumer
December 31, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,883	$58,799	$48,528	$106,302	219,512
Special mention	327	4,736	1,325	1,333	7,721
Substandard	983	7,539	190	1,703	10,415
Doubtful	-	-	75	-	75
Loss	-	-	-	-	-

	$7,193	$71,074	$50,118	$109,338	$237,723

Other Real Estate Owned. At September 30, 2012, the Company had $865,000 in real estate acquired in partial or total satisfaction of debt, compared to $1,111,000 at December 31, 2011. This decrease for 2012 was the result of sales of units in a property acquired in 2011, partially offset by properties acquired in the third quarter of 2012. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the six months ended September 30, 2012 and the year ended December 31, 2011 were as follows:

	Commercial		Consumer
September 30, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$557	$2,013	$889	$596	$(124)	$3,931
Provision for credit losses	75	(610)	172	591	(78)	150
Recoveries	10	67	244	6	-	327
Loans charged off	(55)	-	(300)	(109)	-	(464)

Balance, end of quarter	$587	$1,470	$1,005	$1,084	$(202)	$3,944

Individually evaluated for impairment:
Balance in allowance	$448	$1,105	$20	$872	$-	$2,445
Related loan balance	702	4,997	76	2,191	-	7,966

Collectively evaluated for impairment:
Balance in allowance	$139	$365	$985	$212	$(202)	$1,499
Related loan balance	6,149	68,844	66,838	106,873	-	248,704

Management is comfortable with the level of unallocated allowance for credit losses shortfall since the residual special reserve on one of the commercial real estate properties is based on a 2010 appraisal. The appraisal is low compared to the actual market value. This is based upon the recent sale of the 2nd and 3rd floors of the building. Negotiations on a sales contract on this property for the first floor are ongoing. Management will continue to monitor negotiations. Allocations to loan loss reserve will be made as deemed necessary.

	Commercial		Consumer
December 31, 2011	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$263	$2,108	$830	$196	$2	$3,399
Provision for credit losses	296	(166)	257	402	(126)	663
Recoveries	4	71	409	2	-	486
Loans charged off	(6)	-	(607)	(4)	-	(617)

Balance, end of year	$557	$2,013	$889	$596	$(124)	$3,931

Individually evaluated for impairment:
Balance in allowance	$456	$1,642	$44	$411	$-	$2,553
Related loan balance	730	6,503	100	1,703	-	9,036

Collectively evaluated for impairment:
Balance in allowance	$101	$371	$845	$185	$(124)	$1,378
Related loan balance	6,463	64,571	50,018	107,635	-	228,687

	At	At
	September 30,	September 30,
	2012	2011
	(Dollars in Thousands)

Average loans	$243,009	$229,665
Net charge-offs to average loans (annualized)	0.17%	0.06%

During 2012, loans to 49 borrowers and related entities totaling approximately $464,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments. As of September 30, 2012, the Bank had outstanding commitments totaling $22,232,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2012.

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

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2012.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$12,820
Federal funds and overnight deposits	306	-	-	-	306
Securities	220	126	303	94,812	95,461
Loans	14,326	4,607	70,939	161,756	251,628
Fixed assets	-	-	-	-	3,942
Other assets	-	-	-	-	15,135

Total assets	$14,852	$4,733	$71,242	$256,568	$379,292

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$82,747
NOW accounts	23,539	-	-	-	23,539
Money market deposit accounts	21,008	-	-	-	21,008
Savings accounts	67,366	-	-	-	67,366
IRA accounts	2,384	12,494	27,434	1,231	43,543
Certificates of deposit	16,360	34,536	34,368	714	85,978
Long-term borrowings	-	-	-	20,000	20,000
Other liabilities	-	-	-	-	1,818
Stockholders’ equity:	-	-	-	-	33,293

Total liabilities and stockholders' equity	$130,657	$47,030	$61,802	$21,945	$379,292

GAP	$(115,805)	$(42,297)	$9,440	$234,623
Cumulative GAP	$(115,805)	$(158,102)	$(148,662)	$85,961
Cumulative GAP as a % of total assets	-30.53%	-41.68%	-39.19%	22.66%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of September 30, 2012, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-8.3%	-6.4%	1.6%	1.2%
% Change in Economic Value of Equity	-20.0%	-14.4%	3.1%	-3.5%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2012, totaled $13,126,000, an increase of $3,172,000 (31.87%) from the December 31, 2011 total of $9,954,000.

As of September 30, 2012, the Bank was permitted to draw on a $36,018,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of September 30, 2012, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $3.0 million from a commercial bank and a $5.0 million from a financial bank, of which nothing was outstanding as of September 30, 2012.

The Company’s stockholders’ equity increased $2,082,000 (6.67%) during the nine months ended September 30, 2012, due mainly to an increase in other comprehensive gain, net of taxes, and an increase in retained net income from the period. The Company’s accumulated other comprehensive gain, net of taxes increased by $733,000 (39.71%) from $1,846,000 at December 31, 2011 to $2,579,000 at September 30, 2012, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $1,239,000 (7.20%) as the result of the Company’s net income for the nine months, partially offset by dividends. Common stock and surplus increased due to dividend reinvestment during the nine months of 2012. In addition, $110,943 was transferred within stockholders’ equity in consideration for shares to be issued under the Company’s dividend reinvestment plan in lieu of cash dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2012, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 7.99%, a Tier 1 risk-based capital ratio of 12.68% and a total risk-based capital ratio of 13.93%.

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
4.1	Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated November 9, 2012
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: November 13, 2012	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

- 25 -