Form 10-K
period 2012-12-31
GLEN BURNIE BANCORP
filed 2013-03-29
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012 or

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was $22,533,087.

The number of shares of common stock outstanding as of March 29, 2013 was 2,736,978 documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP

2012 ANNUAL REPORT ON FORM 10-K

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

Economic and Credit Turmoil from 2009 to 2012

The turmoil and economic downturn, which began in, and has continued since 2009, has engulfed the United States and world financial services industry. The ensuing overall consequences to numerous industries and the U.S. economy is well known and discussed daily in the media. The Bank and, as a result, the Company, have not been immune to the impact of these difficult economic times. While, due to conservative lending decisions, the Bank has no exposure to the credit issues affecting the sub-prime residential mortgage market, the economic slowdown resulted in the necessity of our contributing $2,442,976 to the provision for loan losses in 2009, $1,050,000 in 2010, $663,000 for 2011 and $250,000 for 2012, primarily due to valuation issues in our commercial mortgage portfolio and continuing delinquency in our indirect automobile portfolio combined with adjustments we made to the risk factors in our calculation of required loan loss reserves. In addition, the economic downturn also resulted in an FDIC insurance premium assessment rising from $35,544 in 2008 to $549,716 in 2009, a more than 1,400% increase. For 2010 and 2011, our FDIC assessments were $464,585 and $572,425 respectively. The increases in FDIC insurance premium assessments during the 2009-2011 period were due to FDIC reserves becoming depleted as a result of the economic crisis. For 2012, our FDIC assessment declined to $39,622 reflecting the improved financial condition of the FDIC reserves. Despite the economic downturn and these events, which are unusual for us in any year, we realized net income of $1,262,462, $2,064,785, $2,993,093 and $2,665,080 for 2009, 2010, 2011 and 2012, respectively. The Bank and others believe that the economy showed some signs of improvement beginning in 2010, although economic weakness continues in the real estate and other markets. We remain well capitalized and did not need to apply for any funding from the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP). During the past four years, we continued to lend money and, we believe, meet the needs of our customers and neighbors through a difficult time. We believe we are a sound, conservatively run financial institution that has been profitable each year during this turmoil despite the deterioration in the economic environment and the outside forces that have affected us these past four years.

Market Area

The Bank considers its principal market area for lending and deposit products to consist of Anne Arundel County, Maryland. Anne Arundel County includes mature suburbs of the City of Baltimore, which in recent years have experienced modest population growth and are characterized by an aging population. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at businesses located at or around the nearby Baltimore Washington International Airport. Anne Arundel County is generally considered to have more affordable housing than other suburban Baltimore areas and attracts younger persons and minorities on this basis. This inflow, however, has not been sufficient to affect current population trends.

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

The Company’s total loan portfolio decreased in 2010 and increased during the 2012, 2011, 2009, and 2008 fiscal years. In 2012, the increase in the loan portfolio was primarily due to increases in indirect loans, commercial and industrial mortgages, home equity and purchase money mortgages, partially offset by decreases in refinance mortgage loans, construction loans for commercial and industrial loans and demand secured business loans. In 2012, mortgage participations purchased also decreased. In 2011, the increase in the loan portfolio was primarily due to increases in indirect loans, residential mortgages, and installment loans, partially offset by a decrease in commercial mortgages. In 2011, mortgage participations purchased decreased but so did mortgage participations sold. In 2010, the decrease in the loan portfolio was primarily due to decreases in indirect loans, commercial mortgages, secured demand commercial loans and commercial loans, partially offset by increases in refinance and purchase money mortgage loans and land development loans. Mortgage participations purchased decreased but so did mortgage participations sold. In 2009, the increase in the loan portfolio was primarily due to increases in refinanced mortgage loans, purchase money mortgage loans, home equity and commercial mortgages, partially offset by a decrease in indirect loans and mortgage participations purchased. In 2008, the increase in the loan portfolio was primarily due to increases in refinanced mortgage loans, commercial and residential construction loans and mortgage participations purchased, partially offset by additional mortgage participations sold and a decrease in indirect loans.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2012		2011		2010		2009		2008
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$107,729	42.41%	$107,664	45.29%	$102,199	43.62%	$95,683	39.81%	$87,708	36.85%
Commercial	71,381	28.10	67,656	28.46	72,670	31.02	79,845	33.23	76,153	31.99
Construction and land development	3,915	1.54	5,092	2.14	5,363	2.29	1,743	0.73	6,590	2.77

Consumer:
Installment	18,504	7.28	18,048	7.59	16,407	7.00	15,965	6.64	16,451	6.91
Credit card	165	0.06	163	0.07	168	0.07	166	0.07	173	0.07
Indirect automobile	47,427	18.67	31,907	13.42	30,286	12.93	37,092	15.44	43,970	18.47
Commercial	4,901	1.94	7,193	3.03	7,193	3.07	9,801	4.08	6,974	2.94
Gross loans	254,022	100.00%	237,723	100.00%	234,286	100.00%	240,295	100.00%	238,019	100.00%
Unearned income on loans	(1,083)		(1,058)		(1,035)		(839)		(864)
Gross loans net of unearned income	252,939		236,665		233,251		239,456		237,155
Allowance for credit losses	(3,308)		(3,931)		(3,400)		(3,573)		(2,022)
Loans, net	$249,631		$232,734		$229,851		$235,883		$235,133

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2012. Demand loans and loans which have no stated maturity, are treated as due in one year or less. At December 31, 2012, the Bank had $27,358,852 in loans due after one year with variable rates and $198,596,212 in such loans with fixed rates.

	Due Within One Year	Due Over One To Five Years	Due Over Five Years	Total
	(In Thousands)
Real Estate - mortgage:
Residential	$10,409	$4,230	$93,090	$107,729
Commercial	12,228	22,481	36,672	71,381
Construction and land development	1,175	1,078	1,662	3,915
Installment	339	8,925	9,240	18,504
Credit Card	3	43	119	165
Indirect automobile	728	29,518	17,181	47,427
Commercial	3,185	-	1,716	4,901
	$28,067	$66,275	$159,680	$254,022

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

Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are overdraft loans and other credit repayable in installments. As of December 31, 2012, approximately 52.91% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 47.09% had been originated for consumer purposes.

Indirect Automobile Lending. The Bank commenced its indirect automobile lending program in January 1998. The Bank finances new automobiles for terms of up to 72 months and used automobiles for terms of up to 72 months. The Bank will lend a maximum of 110% of invoice on new vehicles. On used vehicles, the Bank will not lend more than 120% of the clean wholesale as published in a nationally recognized used vehicle pricing guide. The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses. The Bank originates indirect loans through a network of approximately 60 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $3.24 million to any one borrower at December 31, 2012. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank was permitted to lend up to $4.62 million to any one borrower from and after January 1, 2012. Based on the September 30, 2012 Call Report, the Bank’s lending limit was increased to $5.15 million for the remainder of the year. At December 31, 2012, the largest amount outstanding to any one borrower and its related interests was $4,929,000. From and after January 1, 2013, the Bank is permitted to lend up to $5.11 million to any one borrower.

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

While the economy remained weak in 2012, the Bank remained strong and experienced a continued decrease in non-accrual loans as of December 31, 2012. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
Restructured Loans	$2,202	$4,108	$2,844	$87	$-

Non-accrual loans:
Real estate – mortgage:
Residential	$1,109	$481	$976	$215	$-
Commercial	1,370	3,192	4,522	2,626	659
Installment	237	75	125	176	208
Commercial	1,293	1,313	1,360	-	-
Total non-accrual loans	4,009	5,061	6,983	3,017	867

Accruing loans past due 90 days or more
Real estate – mortgage:
Residential	259	19	-	8	3
Real estate - construction	-	-	-	-	5
Installment	-	-	-	1	26
Commercial	1,354	-	-	12	-
Total accruing loans past due 90 days or more	1,613	19	-	21	34
Total non-accrual and past due loans	$5,622	$5,080	$6,983	$3,038	$901
Non-accrual and past due loans to gross loans	2.22%	2.15%	2.99%	1.26%	0.38%
Allowance for credit losses to non-accrual and past due loans	58.84%	77.38%	48.69%	117.61%	224.42%

For the year ended December 31, 2012, interest of $273,974 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $3,782,376, or 94.4%, of the Bank’s total $4,008,665 non-accrual loans at December 31, 2012 were attributable to 5 borrowers. One of these borrowers was in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time.

At December 31, 2012, there were loans outstanding, totaling $1,804,166, not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2012, the Company had $478,000 in real estate acquired in partial or total satisfaction of debt, compared to $1,111,000 and $215,000 in such properties at each of December 31, 2011 and 2010. This decrease for 2012 was the result of the sale of units in the property acquired in 2011, offset by properties acquired in 2012. One of the three properties acquired in 2012 was sold in 2012. This increase for 2011 was the result of a property acquired in 2011, offset by the sale of units in that property, and a write-down on the property acquired in 2010. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2012, see “Item 2. — Properties.”

Allowance For Credit Losses

The Bank’s allowance for credit losses is based on the probable estimated losses that may be sustained in its loan portfolio.  The allowance is based on two basic principles of accounting.  (1) ASC Topic 450, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

In 2012, the Bank was able to decrease its provision for credit losses due to specific reserves that were put in place in previous years as well as improvements in the value of underlying collateral of commercial real estate.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands)
Beginning Balance	$3,931	$3,400	$3,573	$2,022	$1,604

Loans charged off
Real estate - mortgage:
Residential	735	4	66	85	-
Commercial	-	-	825	-	-
Installment	475	606	959	1,070	1,079
Commercial	55	6	12	133	2
Total	1,265	616	1,862	1,288	1,081

Recoveries
Real estate - mortgage:
Residential	6	1	85	-	-
Commercial	89	70	11	-	-
Installment	287	409	497	359	333
Commercial	10	4	46	37	20
Total	392	484	639	396	353
Net charge offs	873	132	1,223	892	728
Provisions charged to operations	250	663	1,050	2,443	1,146
Ending balance	$3,308	$3,931	$3,400	$3,573	$2,022
Average loans	$244,905	$233,011	$234,495	$239,788	$219,485
Net charge-offs to average loans	0.36%	0.06%	0.53%	0.37%	0.33%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2012, 2011, 2010, 2009, and 2008:

	At December 31,
	2012		2011
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$382	42.41%	$584	45.29%
Commercial	1,183	28.10	2,013	28.46
Real Estate — construction	10	1.54	12	2.14
Installment	223	7.28	228	7.59
Credit Card	-	0.06	-	0.07
Indirect automobile	835	18.68	661	13.42
Commercial	542	1.93	557	3.03
Unallocated	133	-	(124)	-
Total	$3,308	100.00%	$3,931	100.00%

	At December 31,
	2010		2009		2008
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate – mortgage:
Residential	$196	43.62%	$162	39.81%	$123	36.85%
Commercial	2,096	31.02	2,377	33.23	460	31.99
Real Estate – construction	12	2.29	4	0.73	63	2.77
Installment	196	7.00	146	6.64	161	6.91
Credit Card	-	0.07	-	0.07	-	0.07
Indirect automobile	634	12.93	697	15.44	942	18.47
Commercial	263	3.07	237	4.08	240	2.94
Unallocated	3	-	(50)	-	33	-
Total	$3,400	100.00%	$3,573	100.00%	$2,022	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2012	2011	2010
	(In Thousands)
U.S. Treasury securities	$-	$-	$-
U.S. Government agencies and mortgage backed securities	57,523	62,001	52,365
Obligations of states and political subdivisions	38,528	37,165	34,776
Corporate trust preferred	350	635	1,793
Total investment securities	$96,401	$99,801	$88,935

The following table sets forth the scheduled maturities, amortized costs and weighted average yields for the Company’s investment securities portfolio at December 31, 2012:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total
	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield
U.S. Treasury securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Government agencies and mortgage backed securities	-	-	-	-	3,685	4.19	53,838	3.34	57,523	3.39
Obligations of states and political subdivisions	125	3.70	-	-	400	4.00	38,003	4.26	38,528	4.31
Corporate trust preferred	-	-	-	-	-	-	350	9.25	350	9.25
Total investment securities	$125	3.70%	$-	-%	$4,085	4.17%	$92,191	3.74%	$96,401	3.76%

At December 31, 2012, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in Anne Arundel County. Consolidated total deposits were $332,288,886 as of December 31, 2012. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $54.69 million under a line of credit from the FHLB of Atlanta as of December 31, 2012.

Deposits. The Bank’s deposit products include regular savings accounts (statements), money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA and SEP accounts, Christmas Club accounts and certificates of deposit. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders, night depositories, automated clearinghouse transactions, wire transfers, ATMs, telephone banking, and internet banking. The Bank is a member of the Cirrus(R), Star(R), Pulse(R) and MoneyPass(R) ATM networks.

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2012, the Bank had approximately $46.55 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2012:

Amount (In Thousands)
Three months or less	$6,573
Over three through six months	3,372
Over six through 12 months	14,637
Over 12 months	21,967
Total	$46,549

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $54.69 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities. There was $10 million in a convertible advance under this credit arrangement at December 31, 2012. The advance matures in November 1, 2017, is callable monthly, and bears a 3.28% rate of interest. There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018. This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018. This advance has a 3.34% rate of interest and is callable quarterly, starting August 22, 2011. The Bank also has an unsecured line of credit in the amount of $3 million from another commercial bank but currently has no balance outstanding. The Bank also has an additional unsecured line of credit in the amount of $5 million from a financial bank, of which nothing was outstanding at December 31, 2012.

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

Employees

At December 31, 2012, the Bank had 103 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

Effective with the enactment of the Gramm-Leach-Bliley Act (“G-L-B Act”) on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act records can elect to become “financial holding companies” which will be permitted to engage in a broader range of financial activities than are currently permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2012, the Bank was well capitalized as defined by the FDIC’s regulations.

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$618,112	10,000	$105,966,391

Branches:
Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	202,281	6,000	39,221,036

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	234,600	2,500	34,640,350

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	348,700	3,000	57,360,342

Severn 811 Reece Road Severn, MD 21144	1984	Owned	121,706	2,500	30,528,634

New Cut Road 740 Stevenson Road Severn, MD 21144	1995	Owned	1,281,443	2,600	26,035,580

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	95,976	2,500	18,602,953

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	41,460	2,184	19,933,600

Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	670,530	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	258,194	3,727	N/A

At December 31, 2012, the Bank owned three foreclosed real estate properties with a total book value of $478,000.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2012, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

F. William Kuethe, Jr.	80	President Emeritus
Michael G. Livingston	59	President and Chief Executive Officer
Edward B. Connelly	46	Senior Vice President and Chief Operating Officer
John E. Porter	59	Senior Vice President and Chief Financial Officer
Barbara J. Elswick	61	Senior Vice President and Chief Lending Officer
Joyce A. Ohmer	59	Senior Vice President and Branch Administrator

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

EDWARD B. CONNELLY was appointed Chief Operating Officer and Senior Vice President of the Bank effective August 2012.

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

The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”. As of February 10, 2013, there were 414 record holders of the Common Stock. The closing price for the Common Stock on that date was $11.60.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2012 and 2011 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2012			2011
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31,	$10.00	$8.10	$0.10	$8.88	$7.30	$0.10
June 30,	11.23	10.00	0.10	8.82	7.33	0.10
September 30	11.49	10.30	0.10	9.77	7.85	0.10
December 31	11.44	10.96	0.10	8.24	7.84	0.10

A regular dividend of $0.10 was declared for stockholders’ of record on December 20, 2012, payable on December 28, 2012.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$12,312	$13,449	$12,880	$12,102	$11,922
Provision for Credit Losses	250	663	1,050	2,443	1,146
Other Income	1,822	2,090	1,899	2,365	2,051
Other Expense	10,795	11,115	11,178	10,995	13,102
Net Income	2,665	2,993	2,065	1,262	404

Share Data:
Basic Net Income Per Share	$0.98	$1.10	$0.76	$0.46	$0.14
Diluted Net Income Per Share	0.98	1.10	0.76	0.46	0.14
Cash Dividends Declared Per Common Share	0.40	0.40	0.40	0.40	0.45
Weighted Average Common Shares Outstanding:
Basic	2,728,072	2,710,455	2,690,218	2,734,524	2,981,124
Diluted	2,728,072	2,710,455	2,690,218	2,734,524	2,981,124

Financial Condition Data:
Total Assets	$387,438	$365,260	$347,067	$353,397	$332,502
Loans Receivable, Net	249,631	232,734	229,851	235,883	235,133
Total Deposits	332,289	311,945	294,445	294,358	269,768
Long Term Borrowings	20,000	20,000	20,000	27,034	27,072
Junior Subordinated Debentures	-	-	-	5,155	5,155
Total Stockholders’ Equity	33,588	31,211	26,333	25,149	27,908

Performance Ratios:
Return on Average Assets	0.71%	0.84%	0.58%	0.36%	0.13%
Return on Average Equity	8.12	10.11	7.75	4.87	1.49
Net Interest Margin (1)	3.98	4.39	4.05	4.29	4.31
Dividend Payout Ratio	40.95	36.22	52.11	85.59	332.98

Capital Ratios:
Average Equity to Average Assets	8.71%	8.26%	7.45%	7.37%	8.99%
Leverage Ratio	8.26	8.20	7.64	8.86	10.50
Total Risk-Based Capital Ratio	14.07	14.35	12.58	14.40	14.93

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.31%	1.66%	1.45%	1.18%	0.85%
Non-accrual and Past Due Loans to Gross Loans	2.22%	2.15%	2.99%	1.26%	0.38%
Allowance for Credit Losses to Non-Accrual and Past Due Loans	58.84%	77.38%	48.69%	117.61%	224.42%
Net Loan Charge-offs (Recoveries) to Average Loans	0.36%	0.06%	0.53%	0.37%	0.33%

(1) Presented on a tax-equivalent basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During 2012, net interest income before provision for credit losses decreased to $12,562,134 from $13,449,385 in 2011, a 6.60% decrease. Total interest income decreased from $17,131,965 in 2011 to $15,817,230 in 2012, a 7.68% decrease. Interest expense for 2012 totaled $3,255,096, an 11.61% decrease from $3,682,580 in 2011. Net income in 2012 was $2,665,080 compared to $2,993,093 in 2011. The decrease in net income was primarily due to the reduction in interest income on loans and U.S. Government agency securities offset by a reduction in interest expense on deposits and a reduction in the provision for loan losses.

In spite of the continued lackluster performance of the economy in general, and the continued low interest rate environment due to continued Federal Reserve stimulus, our continued conservative lending decisions led to a substantial increase in outstanding loans and continued improvement in asset quality as reflected in our Total Impaired Loans, which declined from $10,876,258 in 2011 to $7,398,293 in 2012.

Comparison of Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

General. For the year ended December 31, 2012, the Company reported consolidated net income of $2,665,080 ($0.98 basic and diluted earnings per share) compared to consolidated net income of $2,993,093 ($1.10 basic and diluted earnings per share) for the year ended December 31, 2011 and consolidated net income of $2,064,785 ($0.76 basic and diluted earnings per share) for the year ended December 31, 2010. The decrease in the 2012 consolidated net income was mainly due to decreases in interest income on U.S. Government agency securities, loan income, and gains on investment securities. These decreases were partially offset by decreases in interest expense on deposits, other expenses and provision for loan losses, while employee benefits slightly increased. The increase in the 2011 consolidated net income was mainly due to a decrease in interest expense on deposits and a decrease in provision for loan losses. This was partially offset by a decrease in loan and U.S. Government agency securities income and an increase in income taxes.

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

In 2012, the Bank continued a strategy of reducing its portfolio of above market rate time deposits and other savings products and continuing to focus on the accumulation and retention of core deposits by offering rates appropriate for our marketplace. As a result of these efforts, the Bank realized an increase in the balances of low volatility deposits and a further decrease in interest paid on deposits.

Consolidated net interest income for the year ended December 31, 2012 was $12,562,134 compared to $13,449,385 for the year ended December 31, 2011 and $12,880,012 for the year ended December 31, 2010. The $887,251 decrease for the most recent year was primarily due to decreases in most areas of interest income, except for state and municipal securities and other income, partially offset by a decrease in interest expense on deposits. The $569,373 increase for 2011 compared to 2010 was primarily due to decreases in most areas of interest income, except for state and municipal securities, offset by greater decreases in interest expense (especially junior subordinated debentures). The interest income, net of tax, for 2012 was $13,282,000, a $1,012,000 or 7.08% decrease from the after tax net interest income for 2011, which was $14,294,000, a $675,406 or 4.96% increase from the after tax net interest income for 2010.

Interest expense decreased from $3,682,580 in 2011 to $3,255,096 in 2012, a $427,484 or a 11.61% decrease, primarily due to a decrease in deposit expense. Interest expense decreased from $5,298,955 in 2010 to $3,682,580 in 2011, a $1,616,375 or a 30.50% decrease, primarily due to a decrease in deposit expense, long-term borrowings (due to the repayment of the $7 million Federal Home Loan Bank of Atlanta loan in September 2010), and the repayment in 2010 of the junior subordinated debentures. Net interest margin for the year ended December 31, 2012 was 3.98% compared to 4.39% and 4.05% for the years ended December 31, 2011 and 2010, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2012	VS.	2011	2011	VS.	2010
		Change Due To:			Change Due To:
	Increase/ Decrease	Rate	Volume	Increase/ Decrease	Rate	Volume
	(In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$(2)	$-	$(2)	$(4)	$-	$(4)
Interest-bearing deposits	13	15	(2)	3	4	(1)

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	(580)	(635)	55	(428)	(442)	14
Obligations of states and political subdivisions(1)	142	(368)	510	316	26	290
All other investment securities	(56)	5	(61)	(52)	28	(80)
Total investment securities	(494)	(998)	504	(164)	(388)	224

Loans, net of unearned income:
Demand, time and lease	17	40	(23)	(122)	(29)	(93)
Mortgage and construction	(844)	(956)	112	(261)	(478)	217
Installment and credit card	(129)	(1,111)	982	(364)	(132)	(232)
Total gross loans(2)	(956)	(2,027)	1,071	(747)	(639)	(108)
Allowance for credit losses	-	-	-	-	-	-
Total net loans	(956)	(2,027)	1,071	(747)	(639)	(108)
Total interest-earning assets	$(1,439)	$(3,010)	$1,571	$(912)	$(1,023)	$111

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$(52)	$(87)	$35	$13	$-	$13
Money market	(28)	(36)	8	(13)	(16)	3
Other time deposits	(347)	(237)	(110)	(659)	(626)	(33)
Total interest-bearing deposits	(427)	(360)	(67)	(659)	(642)	(17)
Non-interest-bearing deposits	-	-	-	-	-	-
Borrowed funds	-	2	(2)	(958)	(473)	(485)
Total interest-bearing liabilities	$(427)	$(358)	$(69)	$(1,617)	$(1,115)	$(502)

(1) Tax equivalent basis.

(2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$1,760	$4	0.25%	$2,258	$6	0.25%	$3,797	$10	0.25%
Interest-bearing deposits	8,945	32	0.35	10,477	19	0.19	11,188	16	0.14

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	59,359	908	1.53	57,259	1,488	2.60	56,868	1,916	3.37
Obligations of states and political subdivisions(1)	40,959	2,592	6.33	35,602	2,450	6.88	31,341	2,134	6.81
All other investment securities	479	58	12.04	1,033	114	11.07	1,995	166	8.32
Total investment securities	100,797	3,558	3.53	93,894	4,052	4.49	90,204	4,216	4.67

Loans, net of unearned income:
Demand, time and lease	6,744	370	5.48	7,195	353	4.90	8,946	475	5.31
Mortgage and construction	181,311	9,488	5.23	179,271	10,332	5.76	175,812	10,593	6.03
Installment and credit card	60,725	3,085	5.08	46,544	3,214	6.91	49,737	3,578	7.19
Total gross loans(2)	248,780	12,943	5.20	233,010	13,899	5.96	234,495	14,646	6.25
Allowance for credit losses	(3,875)			(3,630)			(3,874)
Total net loans	244,905	12,943	5.28	229,380	13,899	6.06	230,621	14,646	6.35
Total interest-earning assets	356,407	16,537	4.64	336,009	17,976	5.35	335,810	18,888	5.62
Cash and due from banks	2,920			3,097			3,182
Other assets	17,583			18,914			18,696
Total assets	$376,910			$358,020			$357,688

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$90,813	137	0.15%	$80,707	189	0.23%	$75,541	176	0.23%
Money market	19,957	26	0.13	17,578	54	0.31	16,756	67	0.40
Other time deposits	131,047	2,448	1.87	135,755	2,795	2.06	136,822	3,454	2.52
Total interest-bearing deposits	241,817	2,611	1.08	234,040	3,038	1.30	229,119	3,697	1.61
Short-term borrowed funds	428	2	0.46	1,024	4	0.37	522	1	0.29
Long-term borrowed funds	20,000	642	3.21	20,000	640	3.20	28,747	1,601	5.57
Total interest-bearing liabilities	262,245	3,255	1.24	255,064	3,682	1.44	258,389	5,299	2.05

Non-interest-bearing deposits	80,373			72,280			71,212
Other liabilities	1,457			1,907			1,451
Stockholders’ equity	32,835			28,769			26,636
Total liabilities and equity	$376,910			$358,020			$357,688
Net interest income		$13,282			$14,294			$13,589
Net interest spread			3.40%			3.91%			3.57%
Net interest margin			3.98%			4.39%			4.05%

1 Tax equivalent basis. The incremental tax rate applied was 37.11% for 2012 and 25.64% for 2011.

2 Non-accrual loans included in average balance.

Provision for Credit Losses. During the year ended December 31, 2012, the Company made a provision of $250,000 for credit losses, compared to a provision of $663,000 and $1,050,000 for credit losses for the years ended December 31, 2011 and 2010, respectively. The decrease in 2012 was primarily due to many of the delinquent commercial real estate loans already having specific loan loss provisions. At December 31, 2012, the allowance for credit losses equaled 58.84% of non-accrual and past due loans compared to 77.38% and 48.69% at December 31, 2011 and 2010, respectively. During the year ended December 31, 2012, the Company recorded net charge-offs of $873,000 compared to $132,000 and $1,223,000 in net charge-offs during the years ended December 31, 2011 and 2010, respectively.

Other Income. Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on Bank owned life insurance (BOLI). Other income decreased from $2,089,530 in 2011 to $1,822,072 in 2012, a $267,458, or 12.80% decrease. The decrease was primarily due to a decrease in gains on securities with a lesser decrease in service charges on deposit accounts. Other income increased from $1,898,607 in 2010 to $2,089,530 in 2011, a $190,923, or 10.06% increase. The increase was primarily due to an increase in gains on securities.

Other Expenses. Other expenses, which consist of non-interest operating expenses, decreased from $11,115,412 in 2011 to $10,795,319 in 2012, a $320,093 or 2.88% decrease. This decrease was primarily due to a decrease in other expenses (included in this decrease in other expenses is the decrease in the FDIC Assessment as discussed on page 3 of this Report under Economic and Credit Turmoil from 2009 to 2012) and impairment on securities, partially offset by an increase in employee benefits. Other expenses decreased from $11,178,323 in 2010 to $11,115,412 in 2011, a $62,911 or 0.57% decrease. This decrease was primarily due to a decrease in employee benefits and impairment on securities offset by increases in salaries and wages and other expenses (primarily FDIC Assessments and legal expenses).

Income Taxes. During the year ended December 31, 2012, the Company recorded an income tax expense of $673,807, compared to an income tax expense of $767,410 for the year ended December 31, 2011. This decrease was due to the increase in tax exempt income earned on state and municipal securities and a decrease in net interest income. During the year ended December 31, 2011, the Company recorded an income tax expense of $767,410, compared to an income tax expense of $485,511 for the year ended December 31, 2010. This increase was due to a lesser amount contributed to provision for credit losses in 2011 and an increase in net interest income.

Comparison of Financial Condition at December 31, 2012, 2011 and 2010

The Company’s total assets increased to $387,438,269 at December 31, 2012 from $365,260,263 at December 31, 2011. The Company’s total assets increased to $365,260,263 at December 31, 2011 from $347,067,276 at December 31, 2010.

The Company’s net loan portfolio increased to $249,631,525 at December 31, 2012 compared to $232,734,257 at December 31, 2011 and $229,850,888 at December 31, 2010. The increase in the loan portfolio during the 2012 period was primarily due to increases in indirect loans, commercial and industrial mortgages, home equity and purchase money mortgages, partially offset by decreases in refinance mortgage loans, construction loans for commercial and industrial loans and demand secured business loans. In 2012, mortgage participations purchased also decreased. The increase in the loan portfolio during the 2011 period is primarily due to an increase in indirect automobile loans, residential mortgages, and installment loans. They were partially offset by decreases in commercial mortgages.

During 2012, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $100,490,267, a $2,376,288 or 2.31%, decrease from $102,866,555 at December 31, 2011. This decrease is primarily attributable to an decrease in mortgage backed securities, partially offset by an increase in Non-MD municipals. During 2011, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $102,866,555, a $15,598,196 or 17.88%, increase from $87,268,359 at December 31, 2010. This increase is primarily attributable to an increase in mortgage backed securities, Government agency CMO’s and Non-MD municipals. These were partially offset by decreases in U.S. Government agencies and corporate trust preferred.

Deposits as of December 31, 2012 totaled $332,288,886, an increase of $20,344,225, or 6.53%, from the $311,944,661 total as of December 31, 2011. Deposits as of December 31, 2011 totaled $311,944,661, an increase of $17,499,833, or 5.95%, from the $294,444,828 total as of December 31, 2010. Demand deposits as of December 31, 2012 totaled $84,288,485, a $10,949,022, or 14.93%, increase from $73,339,463 at December 31, 2011. NOW and Super NOW accounts, as of December 31, 2012, increased by $7,660,678, or 31.87% from their 2011 level to $31,699,734. Money market accounts increased by $2,650,758, or 14.66%, from their 2011 level, to total $20,734,875 at December 31, 2012. Savings deposits increased by $8,386,393, or 13.91%, from their 2011 level, to $68,677,080 at December 31, 2012. Time deposits over $100,000 totaled $46,549,144 on December 31, 2012, a decrease of $1,457,228, or 3.04% from December 31, 2011. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $80,339,568 on December 31, 2012, a $7,844,136 or 8.90% decrease from December 31, 2011.

Total stockholders’ equity as of December 31, 2012 increased by $2,376,835, or 7.62%, from the 2011 period. The increase was attributed to an increase in earnings less the cash dividends paid, net of dividends reinvested and the increase in accumulated other comprehensive income. Total stockholders’ equity as of December 31, 2011 increased by $4,878,184, or 18.53%, from the 2010 period. The increase was attributed to an increase in earnings less the cash dividends paid, net of dividends reinvested and the increase in accumulated other comprehensive income.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2012, the Bank has accrued $200,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2012.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$15,959
Federal funds and overnight deposits	2,669	-	-	-	2,669
Securities	-	126	-	100,364	100,490
Loans	13,602	10,074	66,275	159,680	249,631
Fixed assets	-	-	-	-	3,873
Other assets	-	-	-	-	14,816

Total assets	$16,271	$10,200	$66,275	$260,044	$387,438

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$84,288
NOW accounts	31,700	-	-	-	31,700
Money market deposit accounts	20,735	-	-	-	20,735
Savings accounts	68,516	161	-	-	68,677
IRA accounts	3,791	16,631	21,785	1,074	43,281
Certificates of deposit	13,233	34,152	35,716	507	83,608
Long-term borrowings	-	-	-	20,000	20,000
Other liabilities	-	-	-	-	1,561
Stockholders’ equity:	-	-	-	-	33,588

Total liabilities and stockholders' equity	$137,975	$50,944	$57,501	$21,581	$387,438

GAP	$(121,704)	$(40,744)	$8,774	$238,463
Cumulative GAP	$(121,704)	$(162,448)	$(153,674)	$84,789
Cumulative GAP as a % of total assets	-31.41%	-41.93%	-39.66%	21.88%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model. However, the Bank believes that the model is a prudent forecasting tool. As of December 31, 2012, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-8.8%	-6.3%	1.5%	1.1%
% Change in Economic Value of Equity	-19.3%	-13.3%	1.8%	-5.1%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2012, totaled $18,628,582, an increase of $8,674,992 or 87.15%, from the December 31, 2011 total of $9,953,590. This increase was due to the sales of mortgage backed securities and deposits that were not used for making loans.

As of December 31, 2012, the Bank was permitted to draw on a $54.69 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and agency securities. As of December 31, 2012, there was nothing outstanding under the daily rate credit. There was also a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017.) There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018. This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018. This advance has a 3.34% rate of interest and is callable quarterly, starting August 22, 2011. In addition, the Bank has an unsecured line of credit totaling $3 million from a commercial bank and a $5 million unsecured line of credit from a financial bank, on which there is no outstanding balances at December 31, 2012.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2012, the Company was in compliance with these requirements with a leverage ratio of 8.26%, a Tier 1 risk-based capital ratio of 12.82% and total risk-based capital ratio of 14.07%. At December 31, 2012, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

 Management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

(a)  3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003, File No. 0-24047)
4.1	Rights Agreement, dated as of February 13, 1998, between Glen Burnie Bancorp and The Bank of Glen Burnie, as Rights Agent, as amended and restated as of December 27, 1999 (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
10.4	The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, File No. 0-24047)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
23	Consent of TGM Group LLC
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document*^

101.SCH	XBRL Taxonomy Extension Schema Document*^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*^

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*^

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 29, 2013	By:	/s/ Michael G. Livingston
Michael G. Livingston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Livingston	President, Chief Executive Officer	March 29, 2013
Michael G. Livingston	and Director

/s/ F. William Kuethe, Jr.	President Emeritus and Director	March 29, 2013
F. William Kuethe, Jr.

/s/ John E. Porter	Senior Vice President and Chief	March 29, 2013
John E. Porter	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 29, 2013
John E. Demyan

/s/ Thomas Clocker	Director	March 29, 2013
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 29, 2013
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 29, 2013
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 29, 2013
Charles Lynch

/s/ Edward L. Maddox	Director	March 29, 2013
Edward L. Maddox

/s/ William N. Scherer, Sr.	Director	March 29, 2013
William N. Scherer, Sr.

/s/ Karen B. Thorwarth	Director	March 29, 2013
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 29, 2013
Mary Lou Wilcox

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2012, 2011, and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Glen Burnie Bancorp and subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2012, 2011, and 2010, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles general accepted in the United States of America.

Salisbury, Maryland

March 6, 2013

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2012	2011	2010

Assets
Cash and due from banks	$9,332,087	$6,877,110	$6,492,313
Interest-bearing deposits in other financial institutions	6,627,394	2,422,579	1,567,673
Federal funds sold	2,669,101	653,901	940,317
Cash and cash equivalents	18,628,582	9,953,590	9,000,303
Investment securities available for sale, at fair value	100,490,267	102,866,555	87,268,359
Federal Home Loan Bank stock, at cost	1,448,000	1,520,400	1,745,100
Maryland Financial Bank stock	30,000	30,000	100,000
Ground rents, at cost	175,200	175,200	178,200
Loans, less allowance for credit losses
2012 $3,307,920; 2011 $3,930,924; 2010 $3,399,516;	249,631,525	232,734,257	229,850,888
Premises and equipment, at cost, less accumulated depreciation	3,873,002	4,107,707	4,123,616
Accrued interest receivable on loans and investment securities	1,450,321	1,541,519	1,538,883
Deferred income tax benefits	1,235,255	1,680,899	3,348,974
Other real estate owned	478,190	1,110,696	215,000
Cash value of life insurance	8,680,519	8,433,155	7,954,062
Other assets	1,317,408	1,106,285	1,743,891

Total assets	$387,438,269	$365,260,263	$347,067,276

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$84,288,485	$73,339,463	$68,056,159
Interest-bearing	248,000,401	238,605,198	226,388,669
Total deposits	332,288,886	311,944,661	294,444,828
Short-term borrowings	-	254,749	4,273,948
Long-term borrowings	20,000,000	20,000,000	20,000,000
Dividends payable	-	271,791	231,579
Accrued interest payable on deposits	28,365	48,101	55,131
Other liabilities	1,533,353	1,530,131	1,729,144
Total liabilities	353,850,604	334,049,433	320,734,630

Commitments and contingencies

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares;
issued and outstanding 2012 2,736,978 shares;
2011 2,717,909 shares; 2010 2,702,091 shares;	2,736,978	2,717,909	2,702,091
Surplus	9,604,906	9,437,605	9,334,810
Retained earnings	18,783,164	17,209,386	15,300,344
Accumulated other comprehensive income (loss), net of tax	2,462,617	1,845,930	(1,004,599)
Total stockholders' equity	33,587,665	31,210,830	26,332,646

Total liabilities and stockholders' equity	$387,438,269	$365,260,263	$347,067,276

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2012	2011	2010

Interest income on:
Loans, including fees	$13,123,595	$13,898,411	$14,646,011
U.S. Government agency securities	894,024	1,488,467	1,915,845
State and municipal securities	1,705,789	1,605,648	1,400,651
Corporate trust preferred securities	57,660	114,312	166,085
Federal funds sold	4,438	5,705	9,632
Other	31,724	19,422	40,743
Total interest income	15,817,230	17,131,965	18,178,967

Interest expense on:
Deposits	2,610,906	3,038,340	3,696,631
Short-term borrowings	1,962	3,764	1,492
Long-term borrowings	642,228	640,476	952,705
Junior subordinated debentures	-	-	648,127
Total interest expense	3,255,096	3,682,580	5,298,955

Net interest income	12,562,134	13,449,385	12,880,012

Provision for credit losses	250,000	663,000	1,050,000

Net interest income after provision for credit losses	12,312,134	12,786,385	11,830,012

Other income:
Service charges on deposit accounts	575,049	626,935	648,183
Other fees and commissions	837,065	814,425	823,854
Gains on investment securities, net	162,594	408,646	175,164
Income on life insurance	247,364	239,524	251,406
Total other income	1,822,072	2,089,530	1,898,607

Other expenses:
Salaries and wages	4,996,518	4,931,266	4,856,835
Employee benefits	1,815,599	1,643,581	1,823,669
Occupancy	804,012	846,591	830,105
Furniture and equipment	792,725	814,006	761,997
Other expenses	2,386,465	2,788,040	2,643,509
Total impairment losses on investment securities.	-	291,943	979,322
Portion of impairment losses recognized in other
comprehensive income (before taxes)	-	(200,015)	(717,114)
Net impairment loss on investment securities	-	91,928	262,208
Total other expenses	10,795,319	11,115,412	11,178,323

Income before income taxes	3,338,887	3,760,503	2,550,296

Federal and state income taxes	673,807	767,410	485,511

Net income	$2,665,080	$2,993,093	$2,064,785

Basic and diluted earnings per share of common stock	$0.98	$1.10	$0.76

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2012	2011	2010

Net income	$2,665,080	$2,993,093	$2,064,785

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during the
period (net of deferred taxes (benefits) 2012 $472,938;
2011 $2,008,578; 2010 ($13,677));	716,095	3,041,273	(20,709)
Reclassification adjustment for impairment loss included
in net income (net of deferred tax benefits 2012 $0
2011 $8,722; 2010 $104,293);	-	13,206	157,915
Reclassification adjustment for gains included in net
income (net of deferred taxes 2012 $65,653;
2011 $134,696; 2010 $69,671)	(99,408)	(203,950)	(105,493)
Total other comprehensive income	616,687	2,850,529	31,713

Comprehensive income	$3,281,767	$5,843,622	$2,096,498

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2012, 2011, and 2010

					Accumulated
					Other
					Comprehensive	Total
	Common Stock			Retained	(Loss)	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balances, December 31, 2009	2,683,015	$2,683,015	$9,190,911	$14,311,508	$(1,036,312)	$25,149,122

Net income	-	-	-	2,064,785	-	2,064,785
Cash dividends, $.40 per share	-	-	-	(1,075,949)	-	(1,075,949)
Dividends reinvested under dividend reinvestment plan	19,076	19,076	143,899	-	-	162,975
Other comprehensive income, net of tax	-	-	-	-	31,713	31,713

Balances, December 31, 2010	2,702,091	2,702,091	9,334,810	15,300,344	(1,004,599)	26,332,646

Net income	-	-	-	2,993,093	-	2,993,093
Cash dividends, $.40 per share	-	-	-	(1,084,051)	-	(1,084,051)
Dividends reinvested under dividend reinvestment plan	15,818	15,818	102,795	-	-	118,613
Other comprehensive income, net of tax	-	-	-	-	2,850,529	2,850,529

Balances, December 31, 2011	2,717,909	2,717,909	9,437,605	17,209,386	1,845,930	31,210,830

Net income	-	-	-	2,665,080	-	2,665,080
Cash dividends, $.40 per share	-	-	-	(1,091,302)	-	(1,091,302)
Dividends reinvested under dividend reinvestment plan	19,069	19,069	167,301	-	-	186,370
Other comprehensive income, net of tax	-	-	-	-	616,687	616,687

Balances, December 31, 2012	2,736,978	$2,736,978	$9,604,906	$18,783,164	$2,462,617	$33,587,665

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2012	2011	2010

Cash flows from operating activities:
Net income	$2,665,080	$2,993,093	$2,064,785
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation, amortization, and accretion	1,716,701	1,310,578	1,001,488
Provision for credit losses	250,000	663,000	1,050,000
Deferred income tax benefits, net	38,359	(214,529)	(240,485)
Gains on disposals of assets, net	(161,999)	(421,217)	(248,221)
Provision on losses of other real estate owned	-	40,000	-
Impairment losses on investment securities	-	91,928	262,208
Income on investment in life insurance	(247,364)	(479,093)	(251,406)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	91,198	(2,636)	87,909
(Increase) decrease in other assets	(246,288)	632,311	869,991
Decrease in accrued interest payable	(19,736)	(7,030)	(228,986)
Increase (decrease) in other liabilities	3,222	(199,013)	623,809

Net cash provided by operating activities	4,089,173	4,407,392	4,991,092

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	18,762,583	14,206,384	13,219,687
Sales of available for sale debt securities	18,656,622	21,796,185	9,073,406
Purchases of available for sale mortgage-backed securities	(26,023,938)	(39,052,520)	(18,958,955)
Purchases of other available for sale investment securities	(9,097,291)	(8,306,325)	(6,748,849)
Purchase of FHLB stock	72,400	224,700	113,200
Redemption of common stock in the Glen Burnie Statutory Trust I	-	-	155,000
(Increase) decrease in loans, net	(17,401,804)	(4,853,572)	4,469,727
Proceeds from sales of other real estate	887,042	371,507	450,827
Proceeds from sales of premises and equipment	-	15,932	-
Purchases of premises and equipment	(182,548)	(411,804)	(377,912)

Net cash (used) provided by investing activities	(14,326,934)	(16,009,513)	1,396,131

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW
accounts, money market accounts, and savings accounts, net	10,949,022	5,283,304	248,460
Increase (decrease) in time deposits, net	9,395,203	12,216,529	(161,469)
(Decrease) increase in short-term borrowings	(254,749)	(4,019,199)	4,192,658
Repayments of long-term borrowings	-	-	(7,033,711)
Cash dividends paid	(1,363,093)	(1,043,839)	(1,074,655)
Common stock dividends reinvested	186,370	118,613	162,975
Redemption of guaranteed preferred beneficial interests in
Glen Burnie Bancorp junior subordinated debentures	-	-	(5,155,000)

Net cash provided (used) by financing activities	18,912,753	12,555,408	(8,820,742)

Increase (decrease) in cash and cash equivalents	8,674,992	953,287	(2,433,519)

Cash and cash equivalents, beginning of year	9,953,590	9,000,303	11,433,822

Cash and cash equivalents, end of year	$18,628,582	$9,953,590	$9,000,303

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2012	2011	2010

Supplementary Cash Flow Information:
Interest paid	$3,274,832	$3,689,610	$5,527,941
Income taxes paid	925,000	900,000	275,000
Total decrease in unrealized depreciation on available for sale securities	1,023,972	4,733,133	52,659

Supplementary Noncash Investing Activities:
Loans converted to other real estate	254,536	1,307,203	512,247

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

Other Securities:

Federal Home Loan Bank (“FHLB”) and Maryland Financial Bank (“MFB”) stocks are equity interests that do not necessarily have readily determinable fair values for purposes of the ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities, because their ownership is restricted and they lack a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLB or another member institution.

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

The allowance for loan losses typically consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either ASC Topic 450, Accounting for Contingencies, or ASC Topic 310, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

Note 1. Summary of Significant Accounting Policies (continued)

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. Loans converted to OREO through foreclosure proceedings totaled $254,536, $1,307,203, and $512,247 for the years ended December 31, 2012, 2011, and 2010, respectively. The Bank financed no sales of OREO for 2012, 2011, or 2010, respectively.

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

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Asset. As of December 31, 2012, 2011, and 2010, certain loans existed which management considered impaired (See Note 4). During the years ended December 31, 2011 and 2010, management deemed certain investment securities were impaired and recorded an impairment loss on these securities (See Note 3).

Income Taxes:

The provision for Federal and state income taxes is based upon the results of operations, adjusted for tax-exempt income. Deferred income taxes are provided by applying enacted statutory tax rates to temporary differences between financial and taxable bases.

Temporary differences which give rise to deferred tax benefits relate principally to accrued deferred compensation, accumulated impairment losses on investment securities, allowance for credit losses, non-accrual interest, unused alternative minimum tax credits, net unrealized depreciation on investment securities available for sale, accumulated depreciation, OREO, and reserve for unfunded commitments.

Temporary differences which give rise to deferred tax liabilities relate principally to accumulated securities discount accretion and net unrealized appreciation on investment securities available for sale.

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

Accounting for Stock Options:

The Company follows ASC Topic 718, Share-Based Payments, for accounting and reporting for stock-based compensation plans. ASC Topic 718 defines a fair value at grant date based method of accounting for measuring compensation expense for stock-based plans to be recognized in the statement of income.

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

Note 2. Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $4,713,000, $4,573,000, and $4,700,000 during the years ended December 31, 2012, 2011, and 2010, respectively.

Note 3. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$28,360	$-	$320	$28,040
State and municipal	38,528,451	2,623,768	14,797	41,137,422
Corporate trust preferred	349,646	-	65,116	284,530
Mortgage-backed	57,494,784	1,597,567	52,076	59,040,275

	$96,401,241	$4,221,335	$132,309	$100,490,267

Note 3. Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$28,360	$-	$-	$28,360
State and municipal	37,165,358	1,808,576	46,811	38,927,123
Corporate trust preferred	635,239	-	200,015	435,224
Mortgage-backed	61,972,542	1,606,338	103,032	63,475,848

	$99,801,499	$3,414,914	$349,858	$102,866,555

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$1,028,360	$51,640	$200	$1,079,800
State and municipal	34,775,927	54,285	1,960,277	32,869,935
Corporate trust preferred	1,793,287	64,898	717,115	1,141,070
Mortgage-backed	51,337,038	984,851	144,335	52,177,554

	$88,934,612	$1,155,674	$2,821,927	$87,268,359

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$3,840	$320	$-	$-	$3,840	$320
State and Municipal	249,595	403	285,606	14,394	535,201	14,797
Corporate trust preferred	-	-	284,550	65,116	284,550	65,116
Mortgaged-backed	10,489,794	52,076	-	-	10,489,794	52,076

	$10,743,229	$52,799	$570,156	$79,510	$11,313,385	$132,309

At December 31, 2012, the Company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior notes with a Fitch credit rating of C, which is included in the securities described above. The market for these securities at December 31, 2012 was not active and markets for similar securities were also not active. As a result, the Company had cash flow testing performed as of December 31, 2012 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions. As a result of this testing, no write-down was required in 2012. A write-down of $21,928 was taken on this security in the first quarter of 2011.

Note 3. Investment Securities (continued)

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. Therefore, a low market price for a particular security may only provide evidence of stress in the credit markets overall rather than being an indicator of credit problems with a particular issuer.

As noted above, during the first quarter of 2011, the Company took an additional write down of $21,928 on the trust preferred securities to bring the book value into alignment with the net present value of $635,228 which was arrived at as the result of cash flow testing performed by an unrelated third party in order to measure the extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of 75 basis points applied annually with a 15% recovery after a two year lag on both current and future defaulting financial institutions. At year-end, the Company retested for possible OTTI by using a more stringent test by recalculating the net present value using a default rate of 150 basis points applied annually with a 0% recovery. The testing resulted in a net present value above the current book value.

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

As of December 31, 2012, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On December 31, 2012, the

Bank held 3 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgaged-backed securities. The Bank has no mortgaged-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2012, management believes the impairments detailed in the table above are temporary and no additional impairment loss is required to be realized in the Company’s consolidated income statement.

Note 3. Investment Securities (continued)

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt and equity securities for which a portion of an other-then-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	2012	2011	2010

Estimated credit losses, beginning of year	$3,246,915	$3,154,987	$2,892,779
Credit losses - no previous OTTI recognized	-	70,000	-
Credit losses - previous OTTI recognized	-	21,928	262,208

Estimated credit losses, end of year	$3,246,915	$3,246,915	$3,154,987

Contractual maturities of investment securities at December 31, 2012, 2011, and 2010 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale
	Amortized	Fair
December 31, 2012	Cost	Value

Due within one year	$125,021	$125,745
Due over one to five years	-	-
Due over five to ten years	400,000	415,028
Due over ten years	38,353,076	40,881,179
Mortgage-backed, due in monthly installments	57,523,144	59,068,315

	$96,401,241	$100,490,267

	Available for Sale
	Amortized	Fair
December 31, 2011	Cost	Value

Due within one year	$-	$-
Due over one to five years	1,032,792	1,046,248
Due over five to ten years	304,998	334,044
Due over ten years	36,491,167	38,010,415
Mortgage-backed, due in monthly installments	61,972,542	63,475,848

	$99,801,499	$102,866,555

Note 3. Investment Securities (continued)

	Available for Sale
	Amortized	Fair
December 31, 2010	Cost	Value

Due within one year	$-	$-
Due over one to five years	1,589,004	1,609,925
Due over five to ten years	304,997	312,135
Due over ten years	35,703,573	33,168,745
Mortgage-backed, due in monthly installments	51,337,038	52,177,554

	$88,934,612	$87,268,359

Proceeds from sales of available for sale securities prior to maturity totaled $18,656,622, $21,796,185, and $9,073,406 for the years ended December 31, 2012, 2011, and 2010, respectively. The Bank realized gains of $282,069 and losses of $119,475 on those sales for 2012. The Bank realized gains of $434,113 and losses of $25,467 on those sales for 2011. The Bank realized gains of $176,046 and losses of $882 on those sales for 2010. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax expense relating to net gains on sales of investment securities totaled $64,135, $161,190, and $69,674 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Bank has no derivative financial instruments required to be disclosed under ASC Topic 815, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4. Loans and Allowance

Major categories of loans are as follows:

	2012	2011	2010
Mortgage:
Residential	$107,728,972	$107,664,598	$102,199,134
Commercial	71,381,029	67,655,908	72,669,909
Construction and land development	3,915,299	5,091,870	5,363,232
Demand and time	4,901,107	7,193,074	7,193,070
Installment	66,096,285	50,118,030	46,860,351
	254,022,692	237,723,480	234,285,696
Unearned income on loans	(1,083,247)	(1,058,299)	(1,035,292)
	252,939,445	236,665,181	233,250,404
Allowance for credit losses	(3,307,920)	(3,930,924)	(3,399,516)

	$249,631,525	$232,734,257	$229,850,888

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $47,427,000, $31,907,000, and $30,286,000 of such loans at December 31, 2012, 2011, and 2010, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Note 4. Loans and Allowance (continued)

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2012, 2011, and 2010, the amounts of such loans outstanding totaled $354,257, $4,887,753, and $5,109,539, respectively. During 2012, loan additions and repayments totaled $300,085 and $4,833,581, respectively.

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

Each of these segments are reviewed and analyzed quarterly using the average historical charge-offs over a current three year period for their respective segments as well as the following qualitative factors:

•	Changes in the levels and trends in delinquencies, nonaccruals, classified assets and troubled debt restructurings
•	Changes in the nature and volume of the portfolio
•	Effects of any changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices
•	Changes in the experience, ability, and depth of management and staff
•	Changes in national and local economic conditions and developments, including the condition of various market segments
•	Changes in the concentration of credits within each pool
•	Changes in the quality of the Bank’s loan review system and the degree of oversight by the Board
•	Changes in external factors such as competition and the legal environment including Regulation B (Equal Opportunity Credit)
•	Changes in the underlying collateral for collateral dependent loans

The above factors result in a FAS 5, as codified in FASB ASC 450-10- 20, calculated reserve for environmental factors.

All credit exposures graded at or above a rating of “4” with outstanding balances (see ratings on page 21) are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is evaluated relative to the general reserve factor for assets of the same type and grade. If a specific reserve is appropriate and exceeds the general reserve factor, a specific reserve is to be established. Otherwise, the asset is included in the portfolio of assets that comprise the base upon which the general reserve is calculated. The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio as of December 31, 2012.

Note 4. Loans and Allowance (continued)

The following table presents the total allowance by loan segment:

	Commercial		Consumer
	and	Commercial	and	Residential
2012	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$557,169	$2,012,962	$888,614	$595,812	$(123,633)	$3,930,924
Provision for credit losses	29,282	(919,161)	357,622	525,897	256,360	250,000
Recoveries	10,558	89,439	286,564	5,714	-	392,275
Loans charged off	(55,093)	-	(475,269)	(734,917)	-	(1,265,279)

Balance, end of year	$541,916	$1,183,240	$1,057,531	$392,506	$132,727	$3,307,920

Individually evaluated for impairment:
Balance in allowance	$451,126	$807,735	$20,000	$35,916	$-	$1,314,777
Related loan balance	796,511	4,980,503	76,251	1,545,028	-	7,398,293

Collectively evaluated for impairment:
Balance in allowance	$90,790	$375,505	$1,037,531	$356,590	$132,727	$1,993,143
Related loan balance	4,104,596	67,898,601	66,020,034	108,601,168	-	246,624,399

	Commercial		Consumer
	and	Commercial	and	Residential
2011	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$263,251	$2,108,223	$829,517	$196,275	$2,250	$3,399,516
Provision for credit losses	295,525	(165,691)	256,886	402,163	(125,883)	663,000
Recoveries	4,010	70,430	408,889	1,475	-	484,804
Loans charged off	(5,617)	-	(606,678)	(4,101)	-	(616,396)

Balance, end of year	$557,169	$2,012,962	$888,614	$595,812	$(123,633)	$3,930,924

Individually evaluated for impairment:
Balance in allowance	$455,735	$1,641,711	$44,235	$411,423	$-	$2,553,104
Related loan balance	1,248,279	7,538,638	125,455	1,963,886	-	10,876,258

Collectively evaluated for impairment:
Balance in allowance	$101,434	$371,251	$844,379	$184,389	$(123,633)	$1,377,820
Related loan balance	5,944,795	63,535,256	49,992,575	107,374,596	-	226,847,222

Note 4. Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
2010	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$237,461	$2,380,024	$842,901	$162,142	$(50,000)	$3,572,528
Provision for credit losses	(7,822)	542,416	448,197	14,959	52,250	1,050,000
Recoveries	45,731	10,593	497,479	85,195	-	638,998
Loans charged off	(12,119)	(824,810)	(959,060)	(66,021)	-	(1,862,010)

Balance, end of year	$263,251	$2,108,223	$829,517	$196,275	$2,250	$3,399,516

Individually evaluated for impairment:
Balance in allowance	$180,736	$1,691,887	$20,000	$32,146	$-	$1,924,769
Related loan balance	1,335,332	8,999,390	466,575	658,151	-	11,459,448

Collectively evaluated for impairment:
Balance in allowance	$82,515	$416,336	$809,517	$164,129	$2,250	$1,474,747
Related loan balance	5,857,738	67,450,241	46,393,776	103,124,493	-	222,826,248

As of December 31, 2012 and 2010, the allowance for loan losses included an unallocated excess amount of $132,727 and $2,250, respectively. Management is comfortable with these amounts as they feel the amounts are adequate to absorb additional inherent potential losses in the loan portfolio.

As of December 31, 2011, the allowance for loan losses included an unallocated shortfall of $123,633. This shortfall was due to a special reserve on a commercial real estate property that was based on an old appraisal. Management is comfortable with this shortfall as they believe the appraisal value is low based on sales of a portion of the property.

Credit Quality Information

The following table represents credit exposures by creditworthiness category for the year ending December 31, 2012. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)

Note 4. Loans and Allowance (continued)

8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
	and	Commercial	and	Residential
2012	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,296,139	$63,297,427	$64,160,355	$107,943,667	$239,697,588
Special mention	183,507	5,970,942	1,485,366	1,189,613	8,829,428
Substandard	421,461	3,610,735	360,672	1,012,916	5,405,784
Doubtful	-	-	89,892	-	89,892
Loss	-	-	-	-	-

	$4,901,107	$72,879,104	$66,096,285	$110,146,196	$254,022,692

Non-accrual	17,286	2,645,320	237,193	1,108,866	4,008,665
Troubled debt restructures	-	1,369,768	-	832,500	2,202,268
Number of TDRs contracts	-	1	-	1	2
Non-performing TDRs	-	1,369,768	-	832,500	2,202,268
Number of TDR accounts	-	1	-	1	2

	Commercial		Consumer
	and	Commercial	and	Residential
2011	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,882,615	$58,798,799	$48,528,582	$106,301,944	$219,511,940
Special mention	327,048	4,736,458	1,324,580	1,333,217	7,721,303
Substandard	983,411	7,538,637	190,044	1,703,321	10,415,413
Doubtful	-	-	74,824	-	74,824
Loss	-	-	-	-	-

	$7,193,074	$71,073,894	$50,118,030	$109,338,482	$237,723,480

Non-accrual	20,286	4,484,260	74,824	481,323	5,060,693
Troubled debt restructures	9,491	2,818,295	-	1,280,423	4,108,209
Number of TDRs accounts	1	1	-	1	3
Non-performing TDRs	-	2,818,295	-	-	2,818,295
Number of TDR accounts	-	1	-	-	1

Note 4. Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
2010	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,852,779	$66,763,903	$44,931,931	$102,281,090	$219,829,703
Special mention	642,248	686,338	1,543,756	809,127	3,681,469
Substandard	698,043	8,999,390	259,939	692,427	10,649,799
Doubtful	-	-	124,725	-	124,725
Loss	-	-	-	-	-

	$7,193,070	$76,449,631	$46,860,351	$103,782,644	$234,285,696

Non-accrual	1,359,554	4,522,246	124,925	976,279	6,983,004
Troubled debt restructures	35,711	2,808,466	-	-	2,844,177
Number of TDRs accounts	1	1	-	-	2

At December 31, 2012, the recorded investment in new 2012 troubled debt restructurings totaled $0. The TDR of $1,280,423 from 2011 did not perform under the terms of the 2011 restructuring and is now included in impaired and non-accrual loans. The remaining recorded balance after a recent charge-off was $832,500. In addition, during 2012, a loan that had been classified as being a TDR in the amount of $9,491 was paid off and another non-performing TDR from 2010 was paid down to $1,369,768 by the partial sale of collateral.

At December 31, 2011, the recorded investment in new troubled debt restructurings totaled $1,280,423. During 2011, this troubled debt restructuring continued to perform under the terms of the modified agreement.

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

Note 4. Loans and Allowance (continued)

Current, past due, and nonaccrual loans by categories of loans are as follows:

			90 Days or
		30-89 Days	More and
2012	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,678,297	$205,524	$-	$17,286	$4,901,107
Commercial real estate	68,879,791	-	1,353,993	2,645,320	72,879,104
Consumer and indirect	64,427,468	1,431,624	-	237,193	66,096,285
Residential real estate	108,545,538	233,045	258,747	1,108,866	110,146,196

	$246,531,094	$1,870,193	$1,612,740	$4,008,665	$254,022,692

			90 Days or
		30-89 Days	More and
2011	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$7,134,672	$38,116	$-	$20,286	$7,193,074
Commercial real estate	66,589,634	-	-	4,484,260	71,073,894
Consumer and indirect	48,744,945	1,298,261	-	74,824	50,118,030
Residential real estate	108,703,963	134,591	18,605	481,323	109,338,482

	$231,173,214	$1,470,968	$18,605	$5,060,693	$237,723,480

			90 Days or
		30-89 Days	More and
2010	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$5,735,517	$97,999	$-	$1,359,554	$7,193,070
Commercial real estate	70,675,983	1,251,402	-	4,522,246	76,449,631
Consumer and indirect	45,155,344	1,580,082	-	124,925	46,860,351
Residential real estate	102,706,757	99,608	-	976,279	103,782,644

	$224,273,601	$3,029,091	$-	$6,983,004	$234,285,696

Loans on which the accrual of interest has been discontinued totaled $4,008,665, $5,060,693, and $6,983,004 at December 31, 2012, 2011, and 2010, respectively. Interest that would have been accrued under the terms of these loans totaled $273,974, $268,407, and $145,148 for the years ended December 31, 2012, 2011, and 2010, respectively. Loans past due 90 days or more and still accruing interest totaled $1,612,740, $18,605 and $0 at December 31, 2012, 2011 and 2010, respectively.

Non-accrual loans with specific reserves at December 31, 2012 are comprised of:

Commercial loans – Three loans to two borrowers totaling $164,587 with $46,952 of specific reserves established.

Commercial Real Estate – One loan to one borrower in the amount of $1,271,937 secured by commercial and/or residential properties with specific reserves of $371,937 established for the loans.

Note 4. Loans and Allowance (continued)

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

2012	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$180,416	$180,416	$11,838	$35,916	$182,019
Commercial	3,610,735	4,210,735	99,079	807,735	3,642,095
Consumer	75,513	75,513	7,759	20,000	76,098
Installment	147,301	147,301	7,806	29,666	147,574
Home Equity	-	-	-	-	-
Commercial	421,460	421,460	20,463	421,460	432,174
Total impaired loans with specific reserves	$4,435,425	$5,035,425	$146,945	$1,314,777	$4,479,960

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,364,612	$1,812,535	$75,050	n/a	$1,794,861
Commercial	1,369,768	1,369,768	-	n/a	2,440,982
Consumer	738	-	-	n/a	-
Installment	227,750	-	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,962,868	$3,182,303	$75,050	-	$4,235,843

Note 4. Loans and Allowance (continued)

2011	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,703,322	$1,703,322	$62,320	$411,423	$1,708,158
Commercial	6,502,986	7,102,986	218,564	1,641,711	6,559,298
Consumer	100,455	100,455	10,423	44,235	103,733
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	730,061	730,061	40,445	455,735	755,371
Total impaired loans with specific reserves	$9,036,824	$9,636,824	$331,752	$2,553,104	$9,126,560

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$260,564	$260,564	$7,149	n/a	$245,128
Commercial	1,035,652	1,035,652	50,036	n/a	1,051,139
Consumer	25,000	25,000	-	n/a	-
Installment	264,868	264,868	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	253,350	253,350	20,937	n/a	303,606
Total impaired loans with no specific reserve	$1,839,434	$1,839,434	$78,122	-	$1,599,873

2010	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$427,204	$427,204	$19,326	$32,146	$431,575
Commercial	6,605,317	7,205,317	417,554	1,691,887	6,513,982
Consumer	77,358	77,358	2,605	20,000	77,358
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	481,847	481,847	30,651	180,736	502,870
Total impaired loans with specific reserves	$7,591,726	$8,191,726	$470,136	$1,924,769	$7,525,785

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$230,947	$230,947	$12,204	n/a	$231,090
Commercial	2,394,073	2,394,073	67,082	n/a	3,285,175
Consumer	389,217	389,217	-	n/a	513,901
Installment	-	-	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	853,485	853,485	45,407	n/a	973,839
Total impaired loans with no specific reserve	$3,867,722	$3,867,722	$124,693	-	$5,004,005

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2012	2011	2010

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	6,083,675	5,962,830	5,937,856
Equipment and fixtures	5-30 years	5,126,477	5,182,979	5,200,693
Construction in progress		4,150	19,232	39,704
		11,899,279	11,850,018	11,863,230
Accumulated depreciation		(8,026,277)	(7,742,311)	(7,739,614)

		$3,873,002	$4,107,707	$4,123,616

Depreciation expense totaled $409,032, $392,493, and $368,248 for the years ended December 31, 2012, 2011, and 2010, respectively. Amortization of software and intangible assets totaled $42,791, $40,154, and $58,668 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Bank leases its Severna Park and Linthicum branches. Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2012 and $33,000 through September 2013. There is a one year renewal option at the same rent amount. Minimum lease obligations under the Linthicum branch are $104,335 per year through December 2014, adjusted annually on a pre-determined basis, with one ten year extension option. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $141,170, $137,204, and $134,081 for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 6. Short-term Borrowings

Short-term borrowings are as follows:

	2012	2011	2010

Notes payable - U.S. Treasury	$-	$254,749	$273,948
FHLB	-	-	4,000,000

	$-	$254,749	$4,273,948

Notes payable to the U.S. Treasury represented Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank paid interest on these balances at or below the Federal funds rate.

The Bank owned 14,480 shares of common stock of the FHLB at December 31, 2012. The Bank is required to maintain an investment of 0.2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 20% of the Bank’s total assets, or approximately $54,692,000 at December 31, 2012. Long-term advances totaled $20,000,000 under this credit arrangement at December 31, 2012 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings under this facility approximated $399,000, $811,000 and $307,000 for 2012, 2011, and 2010, respectively.

Note 6. Short-term Borrowings (continued)

The Bank also had available $3,000,000 at December 31, 2012, 2011, and 2010, in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary. No outstanding borrowings existed under this credit arrangement at December 31, 2012, 2011, and 2010.

The Bank has a $5,000,000 federal funds line of credit from a financial bank with nothing outstanding as of December 31, 2012.

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2012	2011	2010

Federal Home Loan Bank of Atlanta, convertible advances	$20,000,000	$20,000,000	$20,000,000

The Federal Home Loan Bank of Atlanta, convertible advances total includes the following:

A $10,000,000 convertible advance issued in 2007, which has a final maturity of November 1, 2017, but is callable monthly. This advance has a 3.28% interest rate, with interest payable monthly. The proceeds of the convertible advance were used to fund loans and purchase investment securities.

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

At December 31, 2012, the scheduled maturities of long-term borrowings are approximately as follows:

2012

2016 and thereafter	$20,000,000

Note 8. Junior Subordinated Debentures Owed To Unconsolidated Subsidiary Trust

The Bancorp sponsored a trust, Glen Burnie Statutory Trust I, of which 100% of the common equity is owned by the Company. The trust was formed for the purpose of issuing Company-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the debentures). The debentures held by the trust are the sole assets of that trust. Distributions on the capital securities issued by the trust are payable semi-annually at a 10.6% rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The Bancorp exercised its right to call both the capital securities of the statutory trust and the junior subordinated debentures on September 7, 2010. As a result, the Company realized a $250,000 early

Note 8. Junior Subordinated Debentures Owed To Unconsolidated Subsidiary Trust (continued)

call premium, which is included in interest expense on junior subordinated debentures for the year ended December 31, 2010.

Note 9. Deposits

Major classifications of interest-bearing deposits are as follows:

	2012	2011	2010

NOW and SuperNOW	$31,699,734	$24,039,056	$23,683,375
Money Market	20,734,875	18,084,117	16,710,611
Savings	68,516,141	60,063,518	53,007,293
Certificates of Deposit, $100,000 or more	28,213,893	31,414,705	30,885,936
Other time deposits	98,835,758	105,003,802	102,101,454

	$248,000,401	$238,605,198	$226,388,669

Interest expense on deposits is as follows:

	2012	2011	2010

NOW and SuperNOW	$15,754	$28,819	$27,833
Money Market	25,914	54,006	66,840
Savings	106,424	160,446	147,998
Certificates of Deposit, $100,000 or more	459,130	558,538	734,355
Other time deposits	2,003,684	2,236,531	2,719,605

	$2,610,906	$3,038,340	$3,696,631

At December 31, 2012, the scheduled maturities of time deposits are approximately as follows:

2012

2013	$67,967,000
2014	22,448,000
2015	15,533,000
2016	13,705,000
2017	5,815,000
2018 and thereafter	1,582,000

$127,050,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2,188,000, $2,053,000, and $2,131,000 at December 31, 2012, 2011, and 2010, respectively.

The Bank had no brokered deposits at December 31, 2012, 2011, and 2010.

Note 10. Income Taxes

The components of income tax expense for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
Current:
Federal	$448,832	$720,259	$472,423
State	186,616	261,679	253,573

Total current	635,448	981,938	725,996
Deferred income taxes (benefits):
Federal	(5,130)	(156,652)	(231,837)
State	43,489	(57,876)	(8,648)

Total deferred taxes (benefits)	38,359	(214,528)	(240,485)

Income tax expense	$673,807	$767,410	$485,511

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010

Income (loss) before income tax expense (benefit)	$3,338,887	$3,760,503	$2,550,296

Taxes computed at Federal income tax rate	$1,135,222	$1,278,569	$867,102
Increase (decrease) resulting from:
Tax-exempt income	(644,546)	(600,429)	(530,509)
State income taxes, net of Federal income tax benefit	151,869	134,510	161,650
Other	31,262	(45,240)	(12,732)

Income tax expense	$673,807	$767,410	$485,511

Note 10. Income Taxes (continued)

The components of the net deferred income tax benefits as of December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010

Deferred income tax benefits:
Accrued deferred compensation	$120,695	$108,861	$99,454
Impairment loss on investment securities	1,212,351	1,212,351	1,176,090
Allowance for credit losses	816,722	1,275,889	1,077,153
Nonaccrual interest	283,045	69,103	69,103
Alternative minimum tax credits	306,523	136,952	199,140
Net unrealized depreciation on investment securities available for sale	-	-	663,477
Accumulated depreciation	75,650	62,144	39,916
Other real estate owned	-	-	2,644
Reserve for unfunded commitments	78,890	78,890	78,890
Total deferred income tax benefits	2,893,876	2,944,190	3,405,867

Deferred income tax liabilities:
Accumulated securities discount accretion	32,209	44,165	56,893
Net unrealized appreciation on investment securities available for sale	1,626,412	1,219,126	-
Total deferred income tax liabilities	1,658,621	1,263,291	56,893

Net deferred income tax benefits	$1,235,255	$1,680,899	$3,348,974

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future. At December 31, 2012, 2011, and 2010, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes).

The Company’s federal income tax returns for 2011, 2010, and 2009 are subject to examinations by the IRS generally for three years after they were filed. In addition, the Company’s state tax returns for the same years are subject to examination by state tax authorities for similar time periods. The 2012 income tax return will be filed in 2013.

Note 11. Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees. Annual contributions, included in employee benefit expense, totaled $241,035, $242,296 and $328,268 for the years ended December 31, 2012, 2011 and 2010, respectively. The Bank is also making additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of a prior defined benefit pension plan. These additional contributions, also included in employee benefit expense, totaled $8,159, $16,116, and $16,116 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan,

Note 11. Pension and Profit Sharing Plans (continued)

included in employee benefit expense, totaled $317,108, $327,715, and $301,116 for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 12. Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies. Cash value totaled $8,680,519, $8,433,155, and $7,954,062 at December 31, 2012, 2011, and 2010, respectively. Income on their insurance investment totaled $247,364, $239,524, and $251,406 for 2012, 2011, and 2010, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees. Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 13. Other Operating Expenses

Other operating expenses include the following:

	2012	2011	2010

Professional services	$531,112	$509,073	$454,147
Stationery, printing and supplies	178,932	187,080	202,796
Postage and delivery	150,374	154,110	167,922
FDIC assessment	39,622	572,425	464,585
Directors fees and expenses	194,700	212,954	203,833
Marketing	253,177	219,737	227,883
Data processing	46,939	40,565	61,008
Correspondent bank services	43,466	49,316	54,399
Telephone	218,414	181,328	172,507
Liability insurance	72,578	71,893	63,383
Losses (gains) and expenses on OREO	68,499	148,227	(121,876)
Other ATM expense	134,510	124,105	110,899
Other	454,142	317,227	582,023

	$2,386,465	$2,788,040	$2,643,509

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

Note 14. Commitments and Contingencies (continued)

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2012	2011	2010
Loan commitments:
Construction and land development	$822,000	$260,000	$-
Other mortgage loans	6,225,000	3,070,000	2,013,000

	$7,047,000	$3,330,000	$2,013,000
Unused lines of credit:
Home-equity lines	$9,882,497	$9,232,242	$8,130,179
Commercial lines	8,615,844	9,368,770	10,738,826
Secured consumer line	3,002	19,175	-
Unsecured consumer lines	687,173	753,845	808,053

	$19,188,516	$19,374,032	$19,677,058

Letters of credit:	$32,000	$32,000	$71,762

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2012, the Bank has accrued $200,000 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 15. Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.

Note 15. Stockholders’ Equity (continued)

Retained earnings from which dividends may not be paid without prior approval totaled approximately $14,312,000, $14,130,000, and $15,251,000 at December 31, 2012, 2011, and 2010, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. There were no options issued during the years ended December 31, 2012, 2011 and 2010.

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

At December 31, 2012, shares of common stock reserved for issuance under the plan totaled 48,011.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2012, 2011, and 2010, shares of common stock purchased under the plan totaled 19,069, 15,818, and 19,076, respectively. At December 31, 2012, shares of common stock reserved for issuance under the plan totaled 221,510.

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

There was no activity under this plan for the years ended December 31, 2012, 2011, and 2010.

At December 31, 2012, shares of common stock reserved for issuance under the plan totaled 313,919.

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

Note 15. Stockholders’ Equity (continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2012, 2011, and 2010, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

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

A comparison of capital as of December 31, 2012, 2011, and 2010 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
Total Capital
(to Risk Weighted Assets)
Company	$34,165,000	14.1%	$19,425,729	8.0%	N/A
Bank	33,807,000	14.0%	19,290,728	8.0%	$24,113,409	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$31,124,000	12.8%	$9,711,076	4.0%	N/A
Bank	30,787,000	12.8%	9,643,540	4.0%	$14,465,309	6.0%

Tier I Capital
(to Average Assets)
Company	$31,124,000	8.3%	$15,072,155	4.0%	N/A
Bank	30,787,000	8.1%	15,297,888	4.0%	$19,122,360	5.0%

Note 15. Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
Total Capital
(to Risk Weighted Assets)
Company	$32,186,000	14.4%	$17,943,415	8.0%	N/A
Bank	31,884,000	14.2%	17,962,817	8.0%	$22,453,521	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	26,365,000	13.1%	8,973,262	4.0%	N/A
Bank	29,061,000	12.9%	8,983,308	4.0%	13,474,961	6.0%

Tier I Capital
(to Average Assets)
Company	29,365,000	8.2%	14,324,390	4.0%	N/A
Bank	29,061,000	8.0%	14,530,500	4.0%	18,163,125	5.0%

As of December 31, 2010
Total Capital
(to Risk Weighted Assets)
Company	$30,361,000	12.6%	$19,307,000	8.0%	N/A
Bank	29,974,000	12.4%	19,307,000	8.0%	$24,134,000	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	27,337,000	11.3%	9,651,000	4.0%	N/A
Bank	26,951,000	11.2%	9,651,000	4.0%	14,477,000	6.0%

Tier I Capital
(to Average Assets)
Company	27,337,000	7.6%	14,313,000	4.0%	N/A
Bank	26,951,000	7.7%	13,928,000	4.0%	17,410,000	5.0%

Note 16. Earnings Per Common Share

Earnings per common share are calculated as follows:

	2012	2011	2010
Basic:
Net income	$2,665,080	$2,993,093	$2,064,785
Weighted average common shares outstanding	2,728,072	2,710,455	2,690,218
Basic net income per share	$0.98	$1.10	$0.76

Diluted earnings per share calculations were not required for 2012, 2011, and 2010 as there were no options outstanding at December 31, 2012, 2011, and 2010.

Note 17. Fair Values of Financial Instruments

ASC Topic 825, Disclosure about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments. Quoted market prices, where available, are shown as estimates of fair values. Because no quoted market prices are available or a significant part of the Company’s financial instruments, the fair values of such instruments have been derived based on the amount and timing of future cash flows and estimated discount rates.

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

The following table shows the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2012, 2011, and 2010. Items that are not financial instruments are not included.

	2012		2011		2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$9,332,087	$9,332,087	$6,877,110	$6,877,110	$6,492,313	$6,492,313
Interest-bearing deposits in other financial institutions	6,627,394	6,627,394	2,422,579	2,422,579	1,567,673	1,567,673
Federal funds sold	2,669,101	2,669,101	653,901	653,901	940,317	940,317
Investment securities available for sale	100,490,267	100,490,267	102,866,555	102,866,555	87,268,359	87,268,359
Federal Home Loan Bank Stock	1,448,000	1,448,000	1,520,400	1,520,400	1,745,100	1,745,100
Maryland Financial Bank Stock	30,000	30,000	30,000	30,000	100,000	100,000
Ground rents	175,200	175,200	175,200	175,200	178,200	178,200
Loans, less allowance for credit losses	249,631,525	251,419,000	232,734,257	231,912,000	229,850,888	234,426,000
Accrued interest receivable	1,450,321	1,450,321	1,541,519	1,541,519	1,538,883	1,538,883

Financial liabilities:
Deposits	332,288,886	314,680,000	311,944,661	293,713,000	294,444,828	269,480,000
Short-term borrowings	-	-	254,749	254,749	4,273,948	4,273,948
Long-term borrowings	20,000,000	21,899,000	20,000,000	21,425,000	20,000,000	19,611,000
Dividends payable	-	-	271,791	271,791	231,579	231,579
Accrued interest payable	28,365	28,365	48,101	48,101	55,131	55,131
Unrecognized financial instruments:
Commitments to extend credit	26,235,516	26,235,516	22,704,032	22,704,032	21,690,058	21,690,058
Standby letters of credit	32,000	32,000	32,000	32,000	71,762	71,762

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

Fair Value Hierarchy

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

Level 3 – Significant unobservable inputs (including the Bank’s own assumptions in determining the fair value of assets or liabilities)

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820. The Bank’s securities available-for-sale are the only assets or liabilities subject to fair value measurements on a recurring basis. The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. At December 31, 2012 these non-recurring assets consisted of 17 loans classified as nonaccrual and a homogeneous pool of indirect and consumer loans considered to be impaired, which are valued under Level 3 inputs and two properties classified as OREO valued under Level 2 inputs.

Note 18. Fair Value Measurements (continued)

Fair value measurements on a recurring and non-recurring basis at December 31, 2012 are as follows:

				Fair
December 31, 2011	Level 1	Level 2	Level 3	Value
Recurring:
Securities available for sale	$-	$102,866,555	$-	$102,866,555

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	8,308,934	8,308,934
OREO	-	1,110,696	-	1,110,696
	$-	$103,977,251	$8,338,934	$112,316,185
Activity:
Securities available for sale:
Purchases of securities	-	35,121,229	-	35,121,229
Sales, calls, and maturities of securities	-	(37,256,611)	-	(37,256,611)
Net amortization/accretion of premium/discount	-	(1,264,878)	-	(1,264,878)
Increase in market value	-	1,023,972	-	1,023,972
OTTI on investments	-	-	-	-

Maryland Financial Bank stock
OTTI on stock	-	-	-	-

Impaired loans:
New impaired loans	-	-	1,111,173	1,111,173
Payments and other loan reductions	-	-	(4,710,826)	(4,710,826)
Change in total provision	-	-	1,628,771	1,628,771
Loans converted to OREO	-	-	(254,536)	(254,536)

OREO:
OREO converted from loans	-	254,536	-	254,536
Sales of OREO	-	(887,042)	-	(887,042)

December 31, 2012
Recurring:
Securities available for sale	-	100,490,267	-	100,490,267

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	6,083,516	6,083,516
OREO	-	478,190	-	478,190

	$-	$100,968,457	$6,113,516	$107,081,973

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

Foreclosed real estate were adjusted to their fair values, resulting in an impairment charge, which was included in earnings for the year. Foreclosed real estate, which are considered to be non-financial assets, have been valued using a market approach. The values were determined using market prices of similar current real estate assets in the same geographical area, which the Bank considers to be level 2 inputs.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR loans under prior

Note 19. Recently Issued Accounting Pronouncements (continued)

guidance. The Company believes compliance with ASU No. 2011-02 did not have a material impact on the Company’s consolidated financial statements.

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

Note 19. Recently Issued Accounting Pronouncements (continued)

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

Note 20. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2012	2011	2010

Assets

Cash	$75,902	$314,322	$355,922
Investment in The Bank of Glen Burnie	33,250,639	30,907,210	25,946,536
Investment in GBB Properties, Inc.	255,470	255,770	255,770
Due from subsidiaries	1,362	1,027	1,414
Other assets	4,292	4,292	4,583

Total assets	$33,587,665	$31,482,621	$26,564,225

Liabilities and Stockholders’ Equity

Dividends payable	$-	$271,791	$231,579
Total liabilities	-	271,791	231,579

Stockholders’ equity:
Common stock	2,736,978	2,717,909	2,702,091
Surplus	9,604,906	9,437,605	9,334,810
Retained earnings	18,783,164	17,209,386	15,300,344
Accumulated other comprehensive income
(loss), net of benefits	2,462,617	1,845,930	(1,004,599)
Total stockholders’ equity	33,587,665	31,210,830	26,332,646

Total liabilities and stockholders’ equity	$33,587,665	$31,482,621	$26,564,225

Statements of Income

Years Ended December 31,	2012	2011	2010

Dividends and distributions from subsidiaries	$980,000	$920,000	$1,455,000
Other income	-	-	24,645
Interest expense on junior subordinated debentures	-	-	(648,127)
Other expenses	(65,446)	(58,172)	(105,785)
Income before income tax benefit and equity in undistributed net income of subsidiaries	914,554	861,828	725,733
Income tax benefit	24,084	21,120	277,440
Change in undistributed equity of subsidiaries	1,726,442	2,110,145	1,061,612

Net income	$2,665,080	$2,993,093	$2,064,785

Note 20. Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2012	2011	2010

Cash flows from operating activities:
Net income	$2,665,080	$2,993,093	$2,064,785
Adjustments to reconcile net income to net
cash provided by operating activities:
Decrease in other assets	-	291	44,850
(Increase) decrease in due from subsidiaries	(335)	387	42,582
Decrease in accrued interest payable	-	-	(171,518)
Change in undistributed equity of subsidiaries	(1,726,441)	(2,110,145)	(1,061,612)

Net cash provided by operating activities	938,304	883,626	919,087

Cash flows from investing activities:
Sale of common stock in the Glen Burnie Statutory Trust I	-	-	155,000
Capital contributed from subsidiary	-	-	5,000,000

Net cash provided by investing activities	-	-	5,155,000

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	186,369	118,613	162,975
Redemption of guaranteed preferred beneficial interest in Glen Burnie Bancorp junior subordinated debentures	-	-	(5,155,000)
Dividends paid	(1,363,093)	(1,043,839)	(1,074,655)

Net cash used in financing activities	(1,176,724)	(925,226)	(6,066,680)

(Decrease) increase in cash	(238,420)	(41,600)	7,407

Cash, beginning of year	314,322	355,922	348,515

Cash, end of year	$75,902	$314,322	$355,922

Note 21. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2012
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,828	$4,005	$3,928	$4,056
Interest expense	767	810	830	848
Net interest income	3,061	3,195	3,098	3,208
Provision for credit losses	100	150	-	-
Net securities gains	45	62	33	23
Income before income taxes	761	833	805	940
Net income	609	670	656	730
Net income per share (basic and diluted)	$0.23	$0.24	$0.24	$0.27

2011
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,174	$4,349	$4,323	$4,286
Interest expense	902	915	927	939
Net interest income	3,272	3,434	3,396	3,347
Provision for credit losses	288	150	-	225
Net securities gains	63	85	73	188
Income before income taxes	831	1,009	998	922
Net income	756	770	758	709
Net income per share (basic and diluted)	$0.28	$0.28	$0.28	$0.26

2010
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,387	$4,608	$4,612	$4,572
Interest expense	993	1,397	1,431	1,478
Net interest income	3,394	3,211	3,181	3,094
Provision for credit losses	-	300	450	300
Net securities gains	(1)	176	-	-
Income before income taxes	881	900	318	451
Net income	655	689	322	399
Net income per share (basic and diluted)	$0.24	$0.25	$0.12	$0.15

