Form 10-Q
period 2013-03-31
GLEN BURNIE BANCORP
filed 2013-05-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2013

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

At May 1, 2013, the number of shares outstanding of the registrant’s common stock was 2,740,319.

TABLE OF CONTENTS

		Page

Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, March 31, 2013 (unaudited) and December 31, 2012 (audited)	3

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	22

Part II - Other Information

Item 6.	Exhibits	23

	Signatures	24

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$7,530	$9,332
Interest-bearing deposits in other financial institutions	6,663	6,627
Federal funds sold	444	2,669
Cash and cash equivalents	14,637	18,628
Investment securities available for sale, at fair value	103,298	100,490
Federal Home Loan Bank stock, at cost	1,363	1,448
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses (March 31: $3,291; December 31: $3,308)	252,070	249,632
Premises and equipment, at cost, less accumulated depreciation	3,874	3,873
Other real estate owned	412	478
Cash value of life insurance	8,739	8,681
Other assets	4,444	4,178

Total assets	$388,867	$387,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$334,141	$332,289
Long-term borrowings	20,000	20,000
Other liabilities	1,292	1,561
Total liabilities	355,433	353,850

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: March 31: 2,736,978 shares; December 31: 2,736,978 shares	2,737	2,737
Surplus	9,605	9,605
Retained earnings	19,038	18,783
Accumulated other comprehensive gain, net of taxes	2,054	2,463
Total stockholders’ equity	33,434	33,588

Total liabilities and stockholders’ equity	$388,867	$387,438

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Interest income on:
Loans, including fees	$3,003	$3,364
U.S. Treasury and U.S. Government agency securities	187	254
State and municipal securities	418	417
Other	22	21
Total interest income	3,630	4,056

Interest expense on:
Deposits	559	688
Long-term borrowings	158	160
Total interest expense	717	848

Net interest income	2,913	3,208

Provision for credit losses	-	-

Net interest income after provision for credit losses	2,913	3,208

Other income:
Service charges on deposit accounts	138	143
Other fees and commissions	175	187
Other non-interest income	6	5
Income on life insurance	58	60
Gains on investment securities	2	23
Total other income	379	418

Other expenses:
Salaries and employee benefits	1,655	1,732
Occupancy	202	197
Other expenses	828	757
Total other expenses	2,685	2,686

Income before income taxes	607	940

Income tax expense	78	210

Net income	$529	$730

Basic and diluted earnings per share of common stock	$0.19	$0.27

Weighted average shares of common stock outstanding	2,736,978	2,722,419

Dividends declared per share of common stock	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$529	$730

Other comprehensive income, net of tax

Unrealized (losses) gains on securities:

Unrealized holding (losses) gains arising during the period	(408)	303

Reclassification adjustment for gains included in net income	(1)	(14)

Comprehensive income	$120	$1,019

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$529	$730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	383	455
Gains on disposals of assets, net	(2)	(23)
Income on investment in life insurance	(58)	(60)
Changes in assets and liabilities:
(Increase) decrease in other assets	(6)	88
Decrease in other liabilities	(543)	(498)

Net cash provided by operating activities	303	692

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	4,871	5,075
Proceeds from maturities and sales of other investment securities	282	2,544
Purchases of investment securities	(8,910)	(8,855)
Purchase of Federal Home Loan Bank stock	-	(4)
Sales of Federal Home Loan Bank stock	85	-
Proceeds from sales of other real estate	66	182
Increase in loans, net	(2,438)	(5,829)
Purchases of premises and equipment	(102)	(45)

Net cash used by investing activities	(6,146)	(6,932)

Cash flows from financing activities:
Increase in deposits, net	1,852	9,019
Decrease in short-term borrowings, net	-	(255)
Dividends paid	-	(270)
Common stock dividends reinvested	-	36

Net cash provided by financing activities	1,852	8,530

(Decrease) increase in cash and cash equivalents	(3,991)	2,290

Cash and cash equivalents, beginning of year	18,628	9,954

Cash and cash equivalents, end of period	$14,637	$12,244

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2013 and 2012.

Operating results for the three months ended March 31, 2013 is not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

	Three Months Ended
	March 31,
	2013	2012
Basic and diluted:
Net income	$529,000	$730,000
Weighted average common shares outstanding	2,736,978	2,722,419
Basic and dilutive net income per share	$0.19	$0.27

Diluted earnings per share calculations were not required for the three months ended March 31, 2013 and 2012, since there were no options outstanding.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued several exposure drafts which, if adopted, would significantly alter the Company’s (and all other financial institutions’) method of accounting for, and reporting, its financial assets and some liabilities from a historical cost method to a fair value method of accounting as well as the reported amount of net interest income. Also, the FASB has issued several exposure drafts regarding a change in the accounting for leases. Under this exposure draft, the total amount of “lease rights” and total amount of future payments required under all leases would be reflected on the balance sheets of all entities as assets and debt. If the changes under discussion in either of these exposure drafts are adopted, the financial statements of the Company could be materially impacted as to the amounts of recorded assets, liabilities, capital, net interest income, interest expense, depreciation expense, rent expense and net income. The Company has not determined the extent of the possible changes at this time. The exposure drafts are in different stages of review, approval and possible adoption.

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

ASU 2013-02, Comprehensive Income (Topic 220), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective prospectively for public entities for annual and interim reporting periods beginning after December 15, 2012. Being disclosure-related only, the Company’s adoption of ASU 2013-02 on January 1, 2013 did not have a material effect on the Company’s results of operations or financial condition.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. No assets are valued under Level 1 inputs at March 31, 2013 or December 31, 2012. The Company has assets measured by fair value measurements on a non-recurring basis during 2013. At March 31, 2013, these assets include 18 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and three properties classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
December 31, 2012	Level 1	Level 2	Level 3	Value
Recurring:
Investment securities available for sale (AFS)	$-	$100,490	$-	$100,490

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	6,084	6,084
OREO	-	478	-	478
	-	100,968	6,114	107,082

Activity:
Investment securities AFS
Purchases of investment securities	-	8,910	-	8,910
Sales, calls and maturities of investment securities	-	(5,153)	-	(5,153)
Amortization/accretion of premium/discount	-	(273)	-	(273)
Increase in market value	-	(676)	-	(676)

Loans
New impaired loans	-	-	170	170
Payments and other loan reductions	-	-	(130)	(130)
Change in total provision	-	-	118	118

OREO
OREO converted from loans	-	-	-	-
Sales of OREO	-	(66)	-	(66)

March 31, 2013
Recurring:
Investment securities AFS	-	103,298	-	103,298

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	6,242	6,242
OREO	-	412	-	412
	$-	$103,710	$6,272	$109,982

The estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2013		December 31, 2012
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$7,530	$7,530	$9,332	$9,332
Interest-bearing deposits	6,663	6,663	6,627	6,627
Federal funds sold	444	444	2,669	2,669
Investment securities	103,298	103,298	100,490	100,490
Investments in restricted stock	1,363	1,363	1,448	1,448
Ground rents	172	172	175	175
Loans, net	252,070	253,847	249,632	251,419
Accrued interest receivable	1,320	1,320	1,450	1,450

Financial liabilities:
Deposits	334,141	311,832	332,289	314,680
Long-term borrowings	20,000	21,663	20,000	21,899
Dividends payable	274	274	-	-
Accrued interest payable	33	33	28	28

Off-balance sheet commitments	23,577	23,577	26,236	26,236

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$-	$-	$-	$-	$-	$-
State and Municipal	6,752	139	284	17	7,036	156
Corporate Trust Preferred	-	-	217	132	217	132
Mortgage Backed	19,118	117	-	-	19,118	117
	$25,870	$256	$501	$149	$26,371	$405

At March 31, 2013, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Moody’s rating of Ca. The market for these securities at March 31, 2013 was not active and markets for similar securities were also not active. As a result, the Company had cash flow testing performed as of March 31, 2013 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions. As a result of this testing, no write-down was required in the first quarter of 2013.

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

As of March 31, 2013, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On March 31, 2013 the Bank held 3 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities. The Bank has no mortgage-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Except as noted above, as of March 31, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	At	At
	March 31,	December 31,
	2013	2012
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,247	$3,247
Credit losses - no previous OTTI recognized	-	-
Credit losses - previous OTTI recognized	-	-

Estimated credit losses, end of period	$3,247	$3,247

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Company had consolidated net income of $529,000 ($0.19 basic and diluted earnings per share) for the first quarter of 2013, compared to the first quarter of 2012 consolidated net income of $730,000 ($0.27 basic and diluted income per share), a 27.53% decrease. The decrease in net income for the first quarter was primarily due to an increase in other expenses and decreases in income on loans, U.S. Government agency securities, and gains on investment securities. These decreases were partially offset by decreases in salaries and employee benefits and decreases in interest expense on deposits. During the three months ended March 31, 2013, the Bank increased deposits by $1,852,000 and increased net loans by $2,438,000.

Results Of Operations

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2013 was $2,913,000, compared to $3,208,000 for the same period in 2012, a decrease of $295,000 (9.20%) for the three months.

Interest income for the first quarter decreased from $4,056,000 in 2012 to $3,630,000 in 2013, a 10.50% decrease. While the Bank’s net loans increased during these periods, interest income decreased for the three month period due to a decline in the interest rates on loans and U.S. Government agency securities.

Interest expense for the first quarter decreased from $848,000 in 2012 to $717,000 in 2013, a 15.45% decrease. While total deposits increased during the three months ended March 31, 2013, interest paid on deposit balances for the three month periods ended March 31, 2013 decreased due to lower interest rates paid on deposit balances.

Net interest margins on a tax equivalent basis for the three months ended March 31, 2013 was 3.56%, compared to 4.07% for the three months ended March 31, 2012. The decrease of the net interest margin from the 2012 to 2013 period was primarily due to the continuing decline in the interest rates on loans and U.S. Government Agency securities partially offset by the reduction in interest expense, as noted above.

Provision for Credit Losses. The Company made a provision for credit losses of $0 during the three month periods ending March 31, 2013 and March 31, 2012. As of March 31, 2013, the allowance for credit losses equaled 57.82% of non-accrual and past due loans compared to 58.84% at December 31, 2012 and 79.71% at March 31, 2012. During the three month period ended March 31, 2013, the Company recorded net charge-offs of $17,000, compared to net charge-offs of $105,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2013 period represent 0.03% of the average loan portfolio.

Other Income. Other income decreased from $418,000 for the three month period ended March 31, 2012, to $379,000 for the corresponding 2013 period, a $39,000 (9.33%) decrease. The decrease for the three month period was due to a decrease in gains on investment securities and a decrease in other fees and commissions.

Other Expenses. Other expenses decreased from $2,686,000 for the three month period ended March 31, 2012, to $2,685,000 for the corresponding 2013 period, a $1,000 (0.04%) decrease. The decrease for the three month period was primarily due to the decrease in salary and employee benefits offset by an increase in other expenses.

Income Taxes. During the three months ended March 31, 2013, the Company recorded income tax expense of $78,000, compared to income tax expense of $210,000 for the same respective period in 2012. The Company’s effective tax rate for the three month period in 2013 was 12.85%, compared to 22.34% for the prior year period. The decrease in the effective tax rate for the three month period was due to an increase in the proportion of tax exempt income included in net interest income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the first quarter of 2013, comprehensive income, net of tax, totaled $120,000, compared to the March 31, 2012 comprehensive income of $1,019,000. The decrease was due to a decrease in net income and a decrease in the net unrealized gains on securities arising during the three month period.

Financial Condition

General. The Company’s assets increased to $388,867,000 at March 31, 2013 from $387,438,000 at December 31, 2012, primarily due to an increase in loans and investment securities and partially offset by a decrease in cash and cash equivalents. The Bank’s net loans totaled $252,070,000 at March 31, 2013, compared to $249,632,000 at December 31, 2012, an increase of $2,438,000 (0.98%), primarily attributable to an increase in purchase money mortgages, refinance mortgages, home equity loans and real estate construction (non-home owner occupied), offset by decreases primarily in indirect lending and residential construction.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $103,298,000 at March 31, 2013, a $2,808,000 (2.79%) increase from $100,490,000 at December 31, 2012. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2013, totaled $14,637,000, a decrease of $3,991,000 (21.43%) from the December 31, 2012 total of $18,628,000. The decrease in cash and cash equivalents was used to buy securities and fund loans.

Deposits as of March 31, 2013, totaled $334,141,000, which is an increase of $1,852,000 (0.56%) from $332,289,000 at December 31, 2012. Demand deposits as of March 31, 2013, totaled $87,461,000, which is an increase of $3,173,000 (3.76%) from $84,288,000 at December 31, 2012. NOW accounts as of March 31, 2013, totaled $29,144,000, which is a decrease of $2,556,000 (8.06%) from $31,700,000 at December 31, 2012. Money market accounts as of March 31, 2013, totaled $22,170,000, which is an increase of $1,435,000 (6.92%), from $20,735,000 at December 31, 2012. Savings deposits as of March 31, 2013, totaled $69,457,000, which is an increase of $780,000 (1.14%) from $68,677,000 at December 31, 2012. Certificates of deposit over $100,000 totaled $27,397,000 on March 31, 2013, which is a decrease of $817,000 (2.90%) from $28,214,000 at December 31, 2012. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $98,512,000 on March 31, 2013, which is a $163,000 (0.17%) decrease from the $98,675,000 total at December 31, 2012.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the three months ended March 31, 2013 and the year ended December 31, 2012.

At March 31, 2013			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,212	$-	$-	$202	$4,414
Commercial real estate	69,027	-	-	3,908	72,935
Consumer and indirect	62,769	979	-	227	63,975
Residential real estate	113,501	376	291	1,064	115,232

	$249,509	$1,355	$291	$5,401	$256,556

At December 31, 2012			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,678	$206	$-	$17	$4,901
Commercial real estate	68,880	-	1,354	2,645	72,879
Consumer and indirect	64,428	1,431	-	237	66,096
Residential real estate	108,545	233	259	1,109	110,146

	$246,531	$1,870	$1,613	$4,008	$254,022

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans. For the period ending March 31, 2013, the allowance for loan loss is $3,291,000 and the unearned income is $1,195,000. For the period ending December 31, 2012, the allowance for loan loss is $3,308,000 and the unearned income is $1,083,000.

	At	At
	March 31,	December 31,
	2013	2012
	(Dollars in Thousands)

Restructured loans	$2,144	$2,202
Non-accrual and 90 days or more and still accruing loans to gross loans	2.21%	2.22%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	57.82%	58.84%

At March 31, 2013, there was $1,598,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at March 31, 2013 are comprised of:

Consumer loans – One loan to one borrower in the amount of $147,000 with a specific reserve of $30,000 established for the loan.

Commercial loans - Three loans to two borrowers totaling $134,000 with $134,000 of specific reserves established.

Commercial Real Estate – Three loans to three borrowers in the amount of $2,596,000, secured by commercial and/or residential properties with a specific reserve of $394,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2013 and December 31, 2012.

(Dollars in thousands)
March 31, 2013	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$180	180	3	35	180
Commercial	3,574	3,574	15	705	3,595
Consumer	76	76	1	20	76
Installment	239	239	-	70	239
Home Equity	-	-	-	-	-
Commercial	407	407	4	408	410
Total impaired loans with specific reserves	$4,476	4,476	23	1,238	4,500

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,304	1,752	1	n/a	1,557
Commercial	1,311	1,311	-	n/a	1,347
Consumer	51	51	-	n/a	-
Installment	218	218	-	n/a	-
Home Equity	50	50	-	n/a	50
Commercial	69	69	-	n/a	69
Total impaired loans with no specific reserve	$3,003	3,451	1	-	3,023

(Dollars in thousands)
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$180	180	12	36	182
Commercial	3,611	4,211	99	808	3,642
Consumer	76	76	8	20	76
Installment	147	147	8	30	148
Home Equity	-	-	-	-	-
Commercial	421	421	20	421	432
Total impaired loans with specific reserves	$4,435	5,035	147	1,315	4,480

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,365	1,812	75	n/a	1,795
Commercial	1,370	1,370	-	n/a	2,441
Consumer	1	-	-	n/a	-
Installment	228	-	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,964	3,182	75	-	4,236

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending March 31, 2013 and the year ended December 31, 2012. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
March 31, 2013	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,825	$63,486	$62,459	$113,038	$242,808
Special mention	181	5,875	983	1,182	8,221
Substandard	408	3,574	453	1,012	5,447
Doubtful	-	-	80	-	80
Loss	-	-	-	-	-

	$4,414	$72,935	$63,975	$115,232	$256,556

Non-accrual	202	3,908	227	1,064	5,401
Troubled debt restructures	-	1,311	-	832	2,143
Number of TDRs contracts	-	1	-	1	2
Non-performing TDRs	-	1,311	-	832	2,143
Number of TDR accounts	-	1	-	1	2

	Commercial		Consumer
December 31, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,296	$63,297	$64,160	$107,944	239,697
Special mention	184	5,971	1,485	1,189	8,829
Substandard	421	3,611	361	1,013	5,406
Doubtful	-	-	90	-	90
Loss	-	-	-	-	-

	$4,901	$72,879	$66,096	$110,146	$254,022

Non-accrual	17	2,645	237	1,109	4,008
Troubled debt restructures	-	1,370	-	832	2,202
Number of TDRs contracts	-	1	-	1	2
Non-performing TDRs	-	1,370	-	832	2,202
Number of TDR accounts	-	1	-	1	2

At March 31, 2013, the Bank has one modified residential loan (done in 2011) in the amount of $832,500 which modifications qualify the loan as Troubled Debt Restructuring (TDR). The loan is included in the schedule above of non-accruing impaired loans. This borrower is no longer in compliance with the modified term. The Bank has one modified commercial real estate loan (done in 2010) in the amount of $1,311,293 which modifications qualify the loan as Troubled Debt Restructuring (TDR). The loan is included in the schedule above of non-accruing impaired loans. This borrower is not in compliance with the modified term and is not accruing interest. The reduction in the outstanding recorded amount is due to the sale of part of the building.

Other Real Estate Owned. At March 31, 2013, the Company had $412,000 in real estate acquired in partial or total satisfaction of debt, compared to $478,000 at December 31, 2012. This decrease for 2013 was the result of sales of units in a property acquired in 2011 along with the sale of a property acquired in the third quarter of 2012. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2013 and the year ended December 31, 2012 were as follows:

	Commercial		Consumer
March 31, 2013	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$542	$1,183	$1,058	$393	$132	$3,308
Provision for credit losses	(15)	(146)	(129)	(5)	295	-
Recoveries	1	22	79	-	-	102
Loans charged off	(12)	-	(107)	-	-	(119)

Balance, end of quarter	$516	$1,059	$901	$388	$427	$3,291

Individually evaluated for impairment:
Balance in allowance	$408	$705	$90	$35	$-	$1,238
Related loan balance	476	4,885	634	1,484	-	7,479

Collectively evaluated for impairment:
Balance in allowance	$108	$354	$811	$353	$427	$2,053
Related loan balance	3,938	68,050	63,341	113,748	-	249,077

	Commercial		Consumer
December 31, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$557	$2,013	$889	$596	$(124)	$3,931
Provision for credit losses	29	(919)	358	526	256	250
Recoveries	11	89	286	6	-	392
Loans charged off	(55)	-	(475)	(735)	-	(1,265)

Balance, end of year	$542	$1,183	$1,058	$393	$132	$3,308

Individually evaluated for impairment:
Balance in allowance	$451	$808	$20	$36	$-	$1,315
Related loan balance	796	4,981	77	1,545	-	7,399

Collectively evaluated for impairment:
Balance in allowance	$91	$375	$1,038	$357	$132	$1,993
Related loan balance	4,105	67,898	66,019	108,601	-	246,623

As of March 31, 2013 and December 31, 2012, the allowance for loan losses included an unallocated excess amount of $427,000 and $132,000, respectively. Management is comfortable with these amounts as they feel the amounts are adequate to absorb additional inherent potential losses in the loan portfolio.

	At	At
	March 31,	March 31,
	2013	2012
	(Dollars in Thousands)

Average loans	$251,084	$234,177
Net charge-offs to average loans (annualized)	0.03%	0.18%

During 2013, loans to 14 borrowers and related entities totaling approximately $119,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments. As of March 31, 2013, the Bank had outstanding commitments totaling $23,577,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2013.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2013.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$14,193
Federal funds and overnight deposits	444	-	-	-	444
Securities	125	-	569	102,604	103,298
Loans	13,492	12,926	66,610	159,042	252,070
Fixed assets	-	-	-	-	3,874
Other assets	-	-	-	-	14,988

Total assets	$14,061	$12,926	$67,179	$261,646	$388,867

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$87,461
NOW accounts	29,144	-	-	-	29,144
Money market deposit accounts	22,170	-	-	-	22,170
Savings accounts	69,092	365	-	-	69,457
IRA accounts	3,173	17,318	22,264	1,853	44,608
Certificates of deposit	12,910	33,908 #	33,962	521	81,301
Long-term borrowings	-	-	-	20,000	20,000
Other liabilities	-	-	-	-	1,292
Stockholders’ equity:	-	-	-	-	33,434

Total liabilities and stockholders' equity	$136,489	$51,591	$56,226	$22,374	$388,867

GAP	$(122,428)	$(38,665)	$10,953	$239,272
Cumulative GAP	$(122,428)	$(161,093)	$(150,140)	$89,132
Cumulative GAP as a % of total assets	-31.48%	-41.43%	-38.61%	22.92%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 2013, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-9.2%	-5.7%	0.4%	-0.1%
% Change in Economic Value of Equity	-19.3%	-11.6%	0.4%	-5.8%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2013, totaled $14,637,000, a decrease of $3,991,000 (21.43%) from the December 31, 2012 total of $18,628,000.

As of March 31, 2013, the Bank was permitted to draw on a $55,195,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of March 31, 2013, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $3.0 million from a commercial bank and a $5.0 million from a financial bank, of which nothing was outstanding as of March 31, 2013.

The Company’s stockholders’ equity decreased $154,000 (0.46%) during the three months ended March 31, 2013, due mainly to a decrease in other comprehensive gain, net of taxes, and an increase in retained net income from the period. The Company’s accumulated other comprehensive gain, net of taxes decreased by $409,000 (16.61%) from $2,463,000 at December 31, 2012 to $2,054,000 at September 30, 2012, as a result of a decrease in the market value of securities classified as available for sale. Retained earnings increased by $255,000 (1.36%) as the result of the Company’s net income for the three months, partially offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2013, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.09%, a Tier 1 risk-based capital ratio of 12.86% and a total risk-based capital ratio of 14.11%.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated May 9, 2013
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 14, 2013	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

- 24 -