Form 10-Q
period 2013-06-30
GLEN BURNIE BANCORP
filed 2013-08-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2013

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
Yes ☐ No ☒

At August 1, 2013, the number of shares outstanding of the registrant’s common stock was 2,743,835.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)

ASSETS

Cash and due from banks	$7,618	$9,332
Interest-bearing deposits in other financial institutions	62	6,627
Federal funds sold	312	2,669
Cash and cash equivalents	7,992	18,628
Investment securities available for sale, at fair value	100,192	100,490
Federal Home Loan Bank stock, at cost	1,363	1,448
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses
(June 30: $3,129; December 31: $3,308)	254,185	249,632
Premises and equipment, at cost, less accumulated depreciation	3,776	3,873
Other real estate owned	328	478
Cash value of life insurance	8,797	8,681
Other assets	5,522	4,178

Total assets	$382,185	$387,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$329,080	$332,289
Long-term borrowings	20,000	20,000
Other liabilities	1,467	1,561
Total liabilities	350,547	353,850

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: June 30: 2,740,319 shares; December 31: 2,736,978 shares	2,740	2,737
Surplus	9,640	9,605
Retained earnings	19,404	18,783
Accumulated other comprehensive (loss) gain, net of taxes	(146)	2,463
Total stockholders’ equity	31,638	33,588

Total liabilities and stockholders’ equity	$382,185	$387,438

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income on:
Loans, including fees	$3,048	$3,255	$6,051	$6,619
U.S. Treasury and U.S. Government agency securities	215	211	402	465
State and municipal securities	426	438	844	855
Other	19	24	41	45
Total interest income	3,708	3,928	7,338	7,984

Interest expense on:
Deposits	539	670	1,098	1,358
Short-term borrowings	-	1	-	1
Long-term borrowings	160	159	318	319
Total interest expense	699	830	1,416	1,678

Net interest income	3,009	3,098	5,922	6,306

Provision for credit losses	-	-	-	-

Net interest income after provision for credit losses	3,009	3,098	5,922	6,306

Other income:
Service charges on deposit accounts	132	132	270	275
Other fees and commissions	186	191	361	378
Other non-interest income	4	4	10	9
Income on life insurance	58	62	116	122
Gains on investment securities	122	33	124	56
Total other income	502	422	881	840

Other expenses:
Salaries and employee benefits	1,673	1,726	3,328	3,458
Occupancy	195	200	397	397
Other expenses	855	789	1,683	1,546
Total other expenses	2,723	2,715	5,408	5,401

Income before income taxes	788	805	1,395	1,745

Income tax expense	148	149	226	359

Net income	$640	$656	$1,169	$1,386

Basic and diluted earnings per share of common stock	$0.24	$0.24	$0.43	$0.51

Weighted average shares of common stock outstanding	2,740,132	2,726,428	2,740,132	2,724,423

Dividends declared per share of common stock	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$640	$656	$1,169	$1,386

Other comprehensive (loss) income, net of tax

Unrealized (losses) gains on securities:

Unrealized holding (losses) gains arising during the period	(2,125)	(65)	(2,533)	239

Reclassification adjustment for gains included in net income	(75)	(33)	(76)	(48)

Comprehensive (loss) income	$(1,560)	$558	$(1,440)	$1,577

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$1,169	$1,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	661	1,108
Gains on disposals of assets, net	(124)	(56)
Income on investment in life insurance	(116)	(122)
Changes in assets and liabilities:
Decrease (increase) in other assets	365	(250)
Decrease in other liabilities	(368)	(27)

Net cash provided by operating activities	1,587	2,039

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	9,643	16,747
Proceeds from maturities and sales of other investment securities	1,854	3,837
Purchases of investment securities	(15,850)	(20,736)
Purchase of Federal Home Loan Bank stock	-	(198)
Sales of Federal Home Loan Bank stock	85	-
Proceeds from sales of other real estate	150	412
Increase in loans, net	(4,553)	(16,619)
Purchases of premises and equipment	(107)	(81)

Net cash used by investing activities	(8,778)	(16,638)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(3,209)	9,853
Increase in short-term borrowings, net	-	2,745
Dividends paid	(274)	(543)
Common stock dividends reinvested	38	73

Net cash (used) provided by financing activities	(3,445)	12,128

Decrease in cash and cash equivalents	(10,636)	(2,471)

Cash and cash equivalents, beginning of year	18,628	9,954

Cash and cash equivalents, end of period	$7,992	$7,483

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2013 and 2012.

Operating results for the three and six months ended June 30, 2013 is not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic and diluted:
Net income	$640,000	$656,000	$1,169,000	$1,386,000
Weighted average common shares outstanding	2,740,132	2,726,428	2,740,132	2,724,423
Basic and dilutive net income per share	$0.24	$0.24	$0.43	$0.51

Diluted earnings per share calculations were not required for the three and six months ended June 30, 2013 and 2012, since there were no options outstanding.

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

ASU 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and did not have a material effect on the Company’s results of operations or financial condition.

ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Corporation beginning January 1, 2013 and did not have a material effect on the Company’s results of operations or financial condition.

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

Fair Value Hierarchy

ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

❒ Level 1 – Quoted prices in active markets for identical securities

❒ Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

❒ Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10.

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis.  No assets are valued under Level 1 inputs at June 30, 2013 or December 31, 2012.  The Company has assets measured by fair value measurements on a non-recurring basis during 2013.  At June 30, 2013,  these assets include 18 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and three properties classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
	Level 1	Level 2	Level 3	Value
December 31, 2012
Recurring:
Investment securities available for sale (AFS)	$-	$100,490	$-	$100,490

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	6,084	6,084
OREO	-	478	-	478
	-	100,968	6,114	107,082

Activity:
Investment securities AFS
Purchases of investment securities	-	15,850	-	15,850
Sales, calls and maturities of investment securities	-	(11,497)	-	(11,497)
Amortization/accretion of premium/discount	-	(443)	-	(443)
Increase in market value	-	(4,208)	-	(4,208)

Loans
New impaired loans	-	-	342	342
Payments and other loan reductions	-	-	(219)	(219)
Change in total provision	-	-	300	300

OREO
OREO converted from loans	-	-	-	-
Sales of OREO	-	(150)	-	(150)

June 30, 2013
Recurring:
Investment securities AFS	-	100,192	-	100,192

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	6,507	6,507
OREO	-	328	-	328
	$-	$100,520	$6,537	$107,057

The estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2013		December 31, 2012
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$7,618	$7,618	$9,332	$9,332
Interest-bearing deposits	62	62	6,627	6,627
Federal funds sold	312	312	2,669	2,669
Investment securities	100,192	100,192	100,490	100,490
Investments in restricted stock	1,363	1,363	1,448	1,448
Ground rents	172	172	175	175
Loans, net	254,185	256,288	249,632	251,419
Accrued interest receivable	1,446	1,446	1,450	1,450

Financial liabilities:
Deposits	329,080	299,559	332,289	314,680
Long-term borrowings	20,000	21,034	20,000	21,899
Dividends payable	274	274	-	-
Accrued interest payable	35	35	28	28

Off-balance sheet commitments	26,191	26,191	26,236	26,236

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Govt Agencies	$-	$-	$-	$-	$-	$-
State and Municipal	14,478	1,315	260	40	14,738	1,355
Corporate Trust Preferred	-	-	247	102	247	102
Mortgage Backed	31,591	1,073	850	24	32,441	1,097
	$46,069	$2,388	$1,357	$166	$47,426	$2,554

At June 30, 2013, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Moody’s rating of Ca.  The market for these securities at June 30, 2013 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of June 30, 2013 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions.  As a result of this testing, no write-down was required in the first or second quarter of 2013.

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

As of June 30, 2013, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On June 30, 2013, the Bank held 4 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities.  The Bank has no mortgage-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Except as noted above, as of June 30, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  The Company had consolidated net income of $640,000 ($0.24 basic and diluted earnings per share) for the second quarter of 2013, compared to the second quarter of 2012 consolidated net income of $656,000 ($0.24 basic and diluted income per share), a 2.44% decrease.  Year-to-date net income was $1,169,000 ($0.43 basic and diluted earnings per share), compared to the 2012 consolidated net income of $1,386,000 ($0.51 basic and diluted income per share), a 15.66% decrease. The decrease in net income for the second quarter was primarily due to decreases in income on loans.  These decreases were partially offset by decreases in interest expense on deposits and an increase on gains on investment securities.  The decrease in net income for the six months was primarily due to decreases in income on loans.  These decreases were partially offset by decreases in interest expense on deposits. During the six months ended June 30, 2013, the Bank decreased deposits by $3,209,000 and increased net loans by $4,553,000.

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2013 was $3,009,000 and $5,922,000, respectively, compared to $3,098,000 and $6,306,000for the same period in 2012, a decrease of $89,000 (2.87%) for the three months and a decrease of $384,000 (6.09%) for the six months.

Interest income for the second quarter decreased from $3,928,000 in 2012 to $3,708,000 in 2013, a 5.60% decrease.  Interest income for the six months decreased from $7,984,000 in 2012 to $7,338,000 in 2013, an 8.09% decrease.  While the Bank’s net loans increased during these periods, interest income decreased for the three and six month periods due to a decline in the interest rates on loans.

Interest expense for the second quarter decreased from $830,000 in 2012 to $699,000 in 2013, a 15.78% decrease.   Interest expense for the six months decreased from $1,678,000 in 2012 to $1,416,000 in 2013, a 15.61% decrease.  The decrease was due to both the decline in total deposits and the lower interest rates paid on deposit balances.

Net interest margins on a tax equivalent basis for the three and six months ended June 30, 2013 was 3.63% and 3.60%, compared to 3.86% and 3.95% for the three and six months ended June 30, 2012.   The decrease of the net interest margin from the 2012 to 2013 period was primarily due to the continuing decline in the interest rates on loans and U.S. Government Agency securities partially offset by the reduction in interest expense, as noted above.

Provision for Credit Losses.  The Company made a provision for credit losses of $0 during the three and six month periods ending June 30, 2013 and June 30, 2012.  As of June 30, 2013, the allowance for credit losses equaled 53.54% of non-accrual and past due loans compared to 58.84% at December 31, 2012 and 80.59% at June 30, 2012.  During the three and six month periods ended June 30, 2013, the Company recorded net charge-offs of $162,000 and $179,000, compared to net charge-offs of $44,000 and$149,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2013 period represent 0.14% of the average loan portfolio.

Other Income.  Other income increased from $422,000 for the three month period ended June 30, 2012, to $502,000 for the corresponding 2013 period, an $80,000 (18.96%) increase.  For the six month period, other income increased from $840,000 from June 30, 2012, to $881,000 for the corresponding 2013 period, a $41,000 (4.88%) increase.  The increase for the three and six month period was due to an increase in gains on investment securities.

Other Expenses.  Other expenses increased from $2,715,000 for the three month period ended June 30, 2012, to $2,723,000 for the corresponding 2013 period, an $8,000 (0.29%) increase.    Other expenses increased from $5,401,000 for the six month period ended June 30, 2012, to $5,408,000 for the corresponding 2013 period, a $7,000 (0.13%) increase.   The increase for the three and six month period was primarily due to the increase in other expenses offset by a decrease in salary and employee benefits.

Income Taxes.  During the three and six months ended June 30, 2013, the Company recorded income tax expense of $148,000 and $226,000, compared to income tax expense of $149,000 and $359,000 for the same respective period in 2012.  The Company’s effective tax rate for the three and six month period in 2013 was 18.78% and 16.20%, respectively, compared to 18.51% and 20.58% for the prior year period.  The decrease in the effective tax rate for the six month period was due to an increase in the proportion of tax exempt income included in net interest income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the second quarter of 2013, comprehensive (loss) income, net of tax, totaled ($1,560,000), compared to the June 30, 2012 comprehensive income of $558,000.  Year-to-date, comprehensive (loss) income, net of tax, totaled ($1,440,000), compared to the June 30, 2012 comprehensive income of $1,577,000.The decrease was due to a decrease in net income and a decrease in the net unrealized gains on securities arising during the three and six month period.

Financial Condition

General.  The Company’s assets decreased to $382,185,000 at June 30, 2013 from $387,438,000 at December 31, 2012, primarily due to a decrease in cash and cash equivalents partially offset by an increase in loans and other assets.  The Bank’s net loans totaled $254,185,000 at June 30, 2013, compared to $249,632,000 at December 31, 2012, an increase of $4,553,000 (1.82%), primarily attributable to an increase in purchase money mortgages, refinance mortgages, home equity loans and real estate construction (non-home owner occupied), offset by decreases primarily in indirect lending, residential construction commercial and industrial mortgages and business demand loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $100,192,000 at June 30, 2013, a $298,000 (0.30%) decrease from $100,490,000 at December 31, 2012.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2013, totaled $7,992,000, a decrease of $10,636,000 (57.10%) from the December 31, 2012 total of $18,628,000.  The decrease in cash and cash equivalents was used to fund loans and the decrease in deposits.

Deposits as of June 30, 2013, totaled $329,080,000, which is a decrease of $3,209,000 (0.96%) from $332,289,000 at December 31, 2012.  Demand deposits as of June 30, 2013, totaled $87,479,000, which is an increase of $3,191,000 (3.79%) from $84,288,000 at December 31, 2012.  NOW accounts as of June 30, 2013, totaled $28,834,000, which is a decrease of $2,866,000 (9.04%) from $31,700,000 at December 31, 2012.  Money market accounts as of June 30, 2013, totaled $21,419,000, which is an increase of $684,000 (3.30%), from $20,735,000 at December 31, 2012.  Savings deposits as of June 30, 2013, totaled $70,458,000, which is an increase of $1,781,000 (2.59%) from $68,677,000 at December 31, 2012.  Certificates of deposit over $100,000 totaled $25,411,000 on June 30, 2013, which is a decrease of $2,803,000 (9.93%) from $28,214,000 at December 31, 2012.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $95,479,000 on June 30, 2013, which is a $3,196,000 (3.24%) decrease from the $98,675,000 total at December 31, 2012.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the six months ended June 30, 2013 and the year ended December 31, 2012.

At June 30, 2013			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,951	$-	$-	$84	$4,035
Commercial real estate	68,242	-	-	3,817	72,059
Consumer and indirect	58,787	1,049	3	391	60,230
Residential real estate	119,699	949	482	1,067	122,197

	$250,679	$1,998	$485	$5,359	$258,521

At December 31, 2012			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,678	$206	$-	$17	$4,901
Commercial real estate	68,880	-	1,354	2,645	72,879
Consumer and indirect	64,428	1,431	-	237	66,096
Residential real estate	108,546	233	259	1,109	110,147

	$246,532	$1,870	$1,613	$4,008	$254,023

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans.  For the period ending June 30, 2013, the allowance for loan loss is $3,129,000 and the unearned income is $1,207,000.  For the period ending December 31, 2012, the allowance for loan loss is $3,308,000 and the unearned income is $1,083,000.

	At	At
	June 30,	December 31,
	2013	2012
	(Dollars in Thousands)

Restructured loans	$2,117	$2,202
Non-accrual and 90 days or more and still
accruing loans to gross loans	2.27%	2.22%
Allowance for credit losses to non-accrual
and 90 days or more and still accruing loans	53.54%	58.84%

At June 30, 2013, there was $1,676,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at June 30, 2013 are comprised of:

Installment loans – Two loans to two borrowers in the amount of $239,000 with a specific reserve of $70,000 established for the loan.

Commercial loans - Two loans to one borrower totaling $16,000 with $16,000 of specific reserves established.

Commercial Real Estate – Three loans to three borrowers in the amount of $2,536,000, secured by commercial and/or residential properties with a specific reserve of $334,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2013 and December 31, 2012.

(Dollars in thousands)
		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
June 30, 2013	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$353	353	7	39	354
Commercial	3,513	3,513	32	644	3,570
Consumer	75	75	3	20	75
Installment	239	239	-	70	239
Home Equity	-	-	-	-	-
Commercial	286	286	6	286	290
Total impaired loans with specific reserves	$4,466	4,466	48	1,059	4,528

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,322	1,770	2	n/a	1,558
Commercial	1,281	1,281	-	n/a	1,321
Consumer	189	189	-	n/a	-
Installment	187	187	-	n/a	-
Home Equity	52	52	-	n/a	50
Commercial	69	69	-	n/a	69
Total impaired loans with no specific reserve	$3,100	3,548	2	-	2,998

(Dollars in thousands)
		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2012	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$180	180	12	36	182
Commercial	3,611	4,211	99	808	3,642
Consumer	76	76	8	20	76
Installment	147	147	8	30	148
Home Equity	-	-	-	-	-
Commercial	421	421	20	421	432
Total impaired loans with specific reserves	$4,435	5,035	147	1,315	4,480

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,365	1,812	75	n/a	1,795
Commercial	1,370	1,370	-	n/a	2,441
Consumer	1	-	-	n/a	-
Installment	228	-	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,964	3,182	75	-	4,236

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending June 30, 2013 and the year ended December 31, 2012.  The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk.  The Bank’s internal creditworthiness is based on experience with similarly graded credits.  Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
June 30, 2013	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,571	$62,743	$58,630	$120,040	$244,984
Special mention	178	5,803	1,100	968	8,049
Substandard	286	3,513	441	1,189	5,429
Doubtful	-	-	59	-	59
Loss	-	-	-	-	-

	$4,035	$72,059	$60,230	$122,197	$258,521

Non-accrual	84	3,817	391	1,067	5,359
Troubled debt restructures	-	1,281	-	836	2,117
Number of TDRs contracts	-	1	-	1	2
Non-performing TDRs	-	1,281	-	836	2,117
Number of TDR accounts	-	1	-	1	2

	Commercial		Consumer
December 31, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,296	$63,297	$64,160	$107,944	$239,697
Special mention	184	5,971	1,485	1,190	8,830
Substandard	421	3,611	361	1,013	5,406
Doubtful	-	-	90	-	90
Loss	-	-	-	-	-

	$4,901	$72,879	$66,096	$110,147	$254,023

Non-accrual	17	2,645	237	1,109	4,008
Troubled debt restructures	-	1,370	-	832	2,202
Number of TDRs contracts	-	1	-	1	2
Non-performing TDRs	-	1,370	-	832	2,202
Number of TDR accounts	-	1	-	1	2

At June 30, 2013, the Bank has one modified residential loan (done in 2011) in the amount of $835,551 which modifications qualify the loan as Troubled Debt Restructuring (TDR).  The loan is included in the schedule above of non-accruing impaired loans.  This borrower is no longer in compliance with the modified term.  The Bank has one modified commercial real estate loan (done in 2010) in the amount of $1,281,382 which modifications qualify the loan as Troubled Debt Restructuring (TDR). The loan is included in the schedule above of non-accruing impaired loans.  This borrower is not in compliance with the modified term and is not accruing interest.  The reduction in the outstanding recorded amount is due to the sale of part of the building.

Other Real Estate Owned.  At June 30, 2013, the Company had $328,000 in real estate acquired in partial or total satisfaction of debt, compared to $478,000 at December 31, 2012.  This decrease for 2013 was the result of sales of units in a property acquired in 2011 along with the sale of properties acquired in the third quarter of 2012. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the three months ended June 30, 2013 and the year ended December 31, 2012 were as follows:

	Commercial		Consumer
June 30, 2013	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$542	$1,183	$1,058	$393	$132	$3,308
Provision for credit losses	58	(234)	(109)	13	272	-
Recoveries	23	45	191	6	-	265
Loans charged off	(175)	-	(269)	-	-	(444)

Balance, end of quarter	$448	$994	$871	$412	$404	$3,129

Individually evaluated for impairment:
Balance in allowance	$286	$644	$90	$39	$-	$1,059
Related loan balance	355	4,794	742	1,675	-	7,566

Collectively evaluated for impairment:
Balance in allowance	$162	$350	$781	$373	$404	$2,070
Related loan balance	3,680	67,265	59,488	120,522	-	250,955

	Commercial		Consumer
December 31, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$557	$2,013	$889	$596	$(124)	$3,931
Provision for credit losses	29	(919)	358	526	256	250
Recoveries	11	89	286	6	-	392
Loans charged off	(55)	-	(475)	(735)	-	(1,265)

Balance, end of year	$542	$1,183	$1,058	$393	$132	$3,308

Individually evaluated for impairment:
Balance in allowance	$451	$808	$20	$36	$-	$1,315
Related loan balance	796	4,981	77	1,545	-	7,399

Collectively evaluated for impairment:
Balance in allowance	$91	$375	$1,038	$357	$132	$1,993
Related loan balance	4,105	67,898	66,019	108,601	-	246,623

As of June 30, 2013 and December 31, 2012, the allowance for loan losses included an unallocated excess amount of $404,000 and $132,000, respectively.  Management is comfortable with these amounts as they feel the amounts are adequate to absorb additional inherent potential losses in the loan portfolio.

	At	At
	June 30,	June 30,
	2013	2012
	(Dollars in Thousands)

Average loans	$252,132	$238,425
Net charge-offs to average loans (annualized)	0.14%	0.12%

During 2013, loans to 35 borrowers and related entities totaling approximately $444,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments.  As of June 30, 2013, the Bank had outstanding commitments totaling $26,191,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2013	2012
	(Dollars in Thousands)
Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the second quarter of 2013.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2013.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$7,680
Federal funds and overnight deposits	312	-	-	-	312
Securities	-	-	875	99,317	100,192
Loans	13,603	15,762	66,738	158,082	254,185
Fixed assets	-	-	-	-	3,776
Other assets	-	-	-	-	16,040

Total assets	$13,915	$15,762	$67,613	$257,399	$382,185

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$87,479
NOW accounts	28,834	-	-	-	28,834
Money market deposit accounts	21,419	-	-	-	21,419
Savings accounts	69,905	553	-	-	70,458
IRA accounts	5,686	15,492	20,764	1,989	43,931
Certificates of deposit	16,465	27,906	31,965	623	76,959
Long-term borrowings	-	-	-	20,000	20,000
Other liabilities	-	-	-	-	1,467
Stockholders’ equity:	-	-	-	-	31,638

Total liabilities and stockholders’ equity	$142,309	$43,951	$52,729	$22,612	$382,185

GAP	$(128,394)	$(28,189)	$14,884	$234,787
Cumulative GAP	$(128,394)	$(156,583)	$(141,699)	$93,088
Cumulative GAP as a % of total assets	-33.59%	-40.97%	-37.08%	24.36%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of June 30, 2013, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change in Net Interest Income	-8.6%	-4.1%	-0.3%	-2.0%
% Change in Economic Value of Equity	-15.9%	-6.3%	-3.2%	-11.5%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2013, totaled $7,992,000, a decrease of $10,636,000 (57.10%) from the December 31, 2012 total of $18,628,000.

As of June 30, 2013, the Bank was permitted to draw on a $56,447,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. As of June 30, 2013, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018.  In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of June 30, 2013.

The Company’s stockholders’ equity decreased $1,950,000 (5.81%) during the six months ended June 30, 2013, due mainly to a decrease in other comprehensive (loss) gain, net of taxes, and an increase in retained net income from the period.  The Company’s accumulated other comprehensive gain, net of taxes decreased by $2,609,000 (105.93%) from $2,463,000 at December 31, 2012 to ($146,000) at June 30, 2013, as a result of a decrease in the market value of securities classified as available for sale.  Retained earnings increased by $621,000 (3.31%) as the result of the Company’s net income for the six months, partially offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At June 30, 2013, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.17%, a Tier 1 risk-based capital ratio of 13.03% and a total risk-based capital ratio of 14.29%.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated August 9, 2013
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: August 13, 2013	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

-24-