Form 10-Q
period 2013-09-30
GLEN BURNIE BANCORP
filed 2013-11-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2013

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

At November 7, 2013, the number of shares outstanding of the registrant’s common stock was 2,747,370.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets, September 30, 2013 (unaudited) and December 31, 2012 (audited)	3

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	22

Part II - Other Information

Item 6.	Exhibits	23

	Signatures	24

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)	(audited)

Cash and due from banks	$8,568	$9,332
Interest-bearing deposits in other financial institutions	42	6,627
Federal funds sold	65	2,669
Cash and cash equivalents	8,675	18,628
Investment securities available for sale, at fair value	88,282	100,490
Federal Home Loan Bank stock, at cost	1,502	1,448
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses
(September 30: $2,975; December 31: $3,308)	261,492	249,632
Premises and equipment, at cost, less accumulated depreciation	3,739	3,873
Other real estate owned	1,013	478
Cash value of life insurance	8,856	8,681
Other assets	5,819	4,178

Total assets	$379,408	$387,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$323,025	$332,289
Short-term borrowings	3,100	-
Long-term borrowings	20,000	20,000
Other liabilities	1,914	1,561
Total liabilities	348,039	353,850

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: September 30: 2,743,835 shares; December 31: 2,736,978 shares	2,744	2,737
Surplus	9,677	9,605
Retained earnings	19,925	18,783
Accumulated other comprehensive (loss) gain, net of taxes	(977)	2,463
Total stockholders’ equity	31,369	33,588

Total liabilities and stockholders’ equity	$379,408	$387,438

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income on:
Loans, including fees	$3,251	$3,313	$9,302	$9,932
U.S. Treasury and U.S. Government agency securities	241	240	643	705
State and municipal securities	429	428	1,273	1,283
Other	19	24	60	69
Total interest income	3,940	4,005	11,278	11,989

Interest expense on:
Deposits	511	647	1,609	2,005
Short-term borrowings	3	1	3	2
Long-term borrowings	161	162	479	481
Total interest expense	675	810	2,091	2,488

Net interest income	3,265	3,195	9,187	9,501

Provision for credit losses	-	150	-	150

Net interest income after provision for credit losses	3,265	3,045	9,187	9,351

Other income:
Service charges on deposit accounts	163	141	433	416
Other fees and commissions	251	225	612	603
Other non-interest income	(11)	5	(1)	14
Income on life insurance	59	63	175	185
Gains on investment securities	150	62	274	118
Total other income	612	496	1,493	1,336

Other expenses:
Salaries and employee benefits	1,720	1,660	5,048	5,118
Occupancy	192	193	589	590
Impairment of securities and stocks	15	-	15	-
Other expenses	911	855	2,594	2,401
Total other expenses	2,838	2,708	8,246	8,109

Income before income taxes	1,039	833	2,434	2,578

Income tax expense	244	163	470	522

Net income	$795	$670	$1,964	$2,056

Basic and diluted earnings per share of common stock	$0.29	$0.24	$0.72	$0.75

Weighted average shares of common stock outstanding	2,743,679	2,729,928	2,741,388	2,726,258

Dividends declared per share of common stock	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$795	$670	$1,964	$2,056

Other comprehensive (loss) income, net of tax

Unrealized (losses) gains on securities:

Unrealized holding (losses) gains arising during the period	(741)	613	(3,275)	852

Reclassification adjustment for gains included in net income	(90)	(71)	(165)	(119)

Comprehensive (loss) income	$(36)	$1,212	$(1,476)	$2,789

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$1,964	$2,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,238	1,573
Provision for credit losses	-	150
Gains on disposals of assets, net	(250)	(118)
Income on investment in life insurance	(175)	(185)
Impairment losses on investment securities	15	-
Changes in assets and liabilities:
Decrease (increase) in other assets	612	(181)
Increase (decrease) in other liabilities	79	(32)

Net cash provided by operating activities	3,483	3,263

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	13,375	20,815
Proceeds from maturities and sales of other investment securities	13,572	9,172
Purchases of investment securities	(21,110)	(22,479)
Purchase of Federal Home Loan Bank stock	(54)	-
Sales of Federal Home Loan Bank stock	-	72
Proceeds from sales of other real estate	273	500
Increase in loans, net	(12,680)	(19,298)
Purchases of premises and equipment	(179)	(148)

Net cash used by investing activities	(6,803)	(11,366)

Cash flows from financing activities:
(Decrease) increase in deposits, net	(9,264)	12,236
Increase (decrease) in short-term borrowings, net	3,100	(255)
Dividends paid	(548)	(817)
Common stock dividends reinvested	79	111

Net cash (used) provided by financing activities	(6,633)	11,275

(Decrease) increase in cash and cash equivalents	(9,953)	3,172

Cash and cash equivalents, beginning of year	18,628	9,954

Cash and cash equivalents, end of period	$8,675	$13,126

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended September 30, 2013 and 2012.

Operating results for the three and nine months ended September 30, 2013 is not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic and diluted:
Net income	$795,000	$670,000	$1,964,000	$2,056,000
Weighted average common shares outstanding	2,743,679	2,729,928	2,741,388	2,726,258
Basic and dilutive net income per share	$0.29	$0.24	$0.72	$0.75

Diluted earnings per share calculations were not required for the three and nine months ended September 30, 2013 and 2012, since there were no options outstanding.

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

NOTE 4 – FAIR VALUE

ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis.  No assets are valued under Level 1 inputs at September 30, 2013 or December 31, 2012.  The Company has assets measured by fair value measurements on a non-recurring basis during 2013.  At September 30, 2013,  these assets include 15 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and three properties classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
	Level 1	Level 2	Level 3	Value
December 31, 2012
Recurring:
Investment securities available for sale (AFS)	$-	$100,490	$-	$100,490

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	6,084	6,084
OREO	-	478	-	478
	-	100,968	6,114	107,082

Activity:
Investment securities AFS
Purchases of investment securities	-	21,110	-	21,110
Sales, calls and maturities of investment securities	-	(26,947)	-	(26,947)
Amortization/accretion of premium/discount	-	(919)	-	(919)
Increase in market value	-	(5,437)	-	(5,437)
OTTI on investments	-	(15)	-	(15)

Loans
New impaired loans	-	-	342	342
Payments and other loan reductions	-	-	(283)	(283)
Change in total provision	-	-	314	314
Loans converted to OREO	-	-	(820)	(820)

OREO
OREO converted from loans	-	820	-	820
Sales of OREO	-	(285)	-	(285)

September 30, 2013
Recurring:
Investment securities AFS	-	88,282	-	88,282

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	5,637	5,637
OREO	-	1,013	-	1,013
	$-	$89,295	$5,667	$94,962

The estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2013		December 31, 2012
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$8,568	$8,568	$9,332	$9,332
Interest-bearing deposits	42	42	6,627	6,627
Federal funds sold	65	65	2,669	2,669
Investment securities	88,282	88,282	100,490	100,490
Investments in restricted stock	1,502	1,502	1,448	1,448
Ground rents	169	169	175	175
Loans, net	261,492	261,493	249,632	251,419
Accrued interest receivable	1,434	1,434	1,450	1,450

Financial liabilities:
Deposits	323,025	294,300	332,289	314,680
Short-term borrowings	3,100	3,100	-	-
Long-term borrowings	20,000	21,118	20,000	21,899
Dividends payable	274	274	-	-
Accrued interest payable	46	46	28	28

Off-balance sheet commitments	24,107	24,107	26,236	26,236

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$-	$-	$-	$-	$-	$-
State and Municipal	15,620	1,649	259	42	15,879	1,691
Corporate Trust Preferred	-	-	234	115	234	115
Mortgage Backed	27,737	1,371	1,687	70	29,424	1,441
	$43,357	$3,020	$2,180	$227	$45,537	$3,247

At September 30, 2013, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Moody’s rating of Ca.  The market for this security (two different portions) at September 30, 2013 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of September 30, 2013 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions.  As a result of this testing, no write-down was required in the first or second quarter of 2013.  There was a write-down of $15,312 done on the larger portion of the security during the third quarter of 2013.

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

As of September 30, 2013, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On September 30, 2013, the Bank held 5 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities.  The Bank has no mortgage-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Except as noted above, as of September 30, 2013, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	At	At
	September 30,	December 31,
	2013	2012
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,247	$3,247
Credit losses - no previous OTTI recognized	-	-
Credit losses - previous OTTI recognized	15	-

Estimated credit losses, end of period	$3,262	$3,247

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  The Company had consolidated net income of $795,000 ($0.29 basic and diluted earnings per share) for the third quarter of 2013, compared to the third quarter of 2012 consolidated net income of $670,000 ($0.24 basic and diluted income per share), an 18.66% increase.  Year-to-date net income was $1,964,000 ($0.72 basic and diluted earnings per share), compared to the 2012 consolidated net income of $2,056,000 ($0.75 basic and diluted income per share), a 4.47% decrease. The increase in net income for the third quarter was primarily due to gains on securities sold for $85,000 and a loan being taken off non-accrual and recognizing income of over $182,000.  The decrease in net income for the nine months was primarily due to decreases in income on loans.  This decrease was partially offset by the decrease in interest expense on deposits and the decrease in provision for loan loss.  During the nine months ended September 30, 2013, deposits decreased by $9,264,000 and net loans increased by $11,860,000.

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2013 was $3,265,000 and $9,187,000, respectively, compared to $3,195,000 and $9,501,000 for the same period in 2012, an increase of $70,000 (2.19%) for the three months and a decrease of $314,000 (3.30%) for the nine months.

Interest income for the third quarter decreased from $4,005,000 in 2012 to $3,940,000 in 2013, a 1.62% decrease.  Interest income for the nine months decreased from $11,989,000 in 2012 to $11,278,000 in 2013, a 5.93% decrease.  While the Bank’s net loans increased during these periods, interest income decreased for the three and nine month periods due to a decline in the interest rates on loans.

Interest expense for the third quarter decreased from $810,000 in 2012 to $675,000 in 2013, a 16.67% decrease.   Interest expense for the nine months decreased from $2,488,000 in 2012 to $2,091,000 in 2013, a 15.96% decrease.  The decrease was due to both the decline in total deposits and the lower interest rates paid on deposit balances.

Net interest margins on a tax equivalent basis for the three and nine months ended September 30, 2013 was 3.93% and 3.69%, compared to 3.84% and 3.91% for the three and nine months ended September 30, 2012.   The increase of the net interest margin for the third quarter was primarily due to the gains on securities sold for $85,000 and a loan being taken off non-accrual and recognizing income of over $182,000.  The decrease for the year-to-date net interest margin was due to the continuing decline in the interest rates on loans and U.S. Government Agency securities partially offset by the reduction in interest expense and the additional income recognized on securities and loans in the third quarter.

Provision for Credit Losses.  The Company made a provision for credit losses of $0 during the three and nine month period ending September 30, 2013 and $150,000 during the three and nine month period ending September 30, 2012.  As of September 30, 2013, the allowance for credit losses equaled 55.14% of non-accrual and past due loans compared to 58.84% at December 31, 2012 and 111.10% at September 30, 2012.  During the three and nine month periods ended September 30, 2013, the Company recorded net charge-offs of $154,000 and $333,000, compared to net (recoveries) charge-offs of ($12,000) and $137,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2013 period represent 0.17% of the average loan portfolio.

Other Income.  Other income increased from $496,000 for the three month period ended September 30, 2012, to $612,000 for the corresponding 2013 period, an $116,000 (23.39%) increase.  For the nine month period, other income increased from $1,336,000 from September 30, 2012, to $1,493,000 for the corresponding 2013 period, a $157,000 (11.75%) increase.  The increase for the three and nine month period was due to an increase in gains on investment securities.

Other Expenses.  Other expenses increased from $2,708,000 for the three month period ended September 30, 2012, to $2,838,000 for the corresponding 2013 period, a $130,000 (4.80%) increase.    Other expenses increased from $8,109,000 for the nine month period ended September 30, 2012, to $8,246,000 for the corresponding 2013 period, a $137,000 (1.69%) increase.   The increase for the three and nine month period was primarily due to the increase in other expenses which was offset by a decrease in salary and employee benefits for the three month period.

Income Taxes.  During the three and nine months ended September 30, 2013, the Company recorded income tax expense of $244,000 and $470,000, compared to income tax expense of $163,000 and $522,000 for the same respective period in 2012.  The Company’s effective tax rate for the three and nine month period in 2013 was 23.48% and 19.31%, respectively, compared to 19.57% and 20.25% for the prior year period.  The increase in the effective tax rate for the three month period was due to the increase in income.  The decrease in the effective tax rate for the nine month period was due to an increase in the proportion of tax exempt income included in net interest income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the third quarter of 2013, comprehensive loss, net of tax, totaled ($36,000), compared to the September 30, 2012 comprehensive income of $1,212,000. Year-to-date, comprehensive loss, net of tax, totaled ($1,476,000), compared to the September 30, 2012 comprehensive income of $2,789,000. The decrease was due to a decrease in net income and a decrease in the net unrealized gains on securities arising during the nine month period and a decrease in the net unrealized gain on securities during the three month period.

Financial Condition

General.  The Company’s assets decreased to $379,408,000 at September 30, 2013 from $387,438,000 at December 31, 2012, primarily due to a decrease in cash and cash equivalents and investment securities partially offset by an increase in loans and other assets.  The Bank’s net loans totaled $261,492,000 at September 30, 2013, compared to $249,632,000 at December 31, 2012, an increase of $11,860,000 (4.75%), primarily attributable to an increase in purchase money mortgages, refinance mortgages, and real estate construction (non-home owner occupied), offset by decreases primarily in indirect lending, commercial and industrial mortgages and business demand loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $88,282,000 at September 30, 2013, a $12,208,000 (12.15%) decrease from $100,490,000 at December 31, 2012.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2013, totaled $8,675,000, a decrease of $9,953,000 (53.43%) from the December 31, 2012 total of $18,628,000.  The decrease in cash and cash equivalents was used to fund loans.

Deposits as of September 30, 2013, totaled $323,025,000, which is a decrease of $9,264,000 (2.79%) from $332,289,000 at December 31, 2012. Demand deposits as of September 30, 2013, totaled $89,504,000, which is an increase of $5,216,000 (6.19%) from $84,288,000 at December 31, 2012. NOW accounts as of September 30, 2013, totaled $28,883,000, which is a decrease of $2,817,000 (8.89%) from $31,700,000 at December 31, 2012. Money market accounts as of September 30, 2013, totaled $20,390,000, which is a decrease of $345,000 (1.66%), from $20,735,000 at December 31, 2012. Savings deposits as of September 30, 2013, totaled $70,271,000, which is an increase of $1,594,000 (2.32%) from $68,677,000 at December 31, 2012. Certificates of deposit over $100,000 totaled $24,174,000 on September 30, 2013, which is a decrease of $4,040,000 (14.32%) from $28,214,000 at December 31, 2012. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $89,803,000 on September 30, 2013, which is a $8,872,000 (8.99%) decrease from the $98,675,000 total at December 31, 2012.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the nine months ended September 30, 2013 and the year ended December 31, 2012.

At September 30, 2013			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,600	$-	$-	$15	$4,615
Commercial real estate	66,765	-	1,197	2,545	70,507
Consumer and indirect	59,394	814	-	469	60,677
Residential real estate	127,435	1,247	937	231	129,850

	$258,194	$2,061	$2,134	$3,260	$265,649

At December 31, 2012			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,678	$206	$-	$17	$4,901
Commercial real estate	68,880	-	1,354	2,645	72,879
Consumer and indirect	64,428	1,431	-	237	66,096
Residential real estate	108,546	233	259	1,109	110,147

	$246,532	$1,870	$1,613	$4,008	$254,023

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans.  For the period ending September 30, 2013, the allowance for loan loss is $2,975,000 and the unearned income is $1,182,000.  For the period ending December 31, 2012, the allowance for loan loss is $3,308,000 and the unearned income is $1,083,000.

	At	At
	September 30,	December 31,
	2013	2012
	(Dollars in Thousands)

Restructured loans	$1,271	$2,202
Non-accrual and 90 days or more and still
accruing loans to gross loans	2.04%	2.22%
Allowance for credit losses to non-accrual
and 90 days or more and still accruing loans	55.14%	58.84%

At September 30, 2013, there was $2,857,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known  information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at September 30, 2013 are comprised of:

Installment loans – One loan to one borrower in the amount of $92,000 with a specific reserve of $41,000 established for the loan.

Commercial loans - Two loans to one borrower totaling $15,000 with $15,000 of specific reserves established.

Commercial Real Estate – Two loans to two borrowers in the amount of $1,274,000, secured by commercial and/or residential properties with a specific reserve of $305,000 established for the loans.

Residential Real Estate – One loan to one borrower in the amount of $231,000, secured by residential property with a specific reserve of $62,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2013 and December 31, 2012.

(Dollars in thousands)
September 30, 2013	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$583	583	10	99	585
Commercial	2,239	2,239	39	603	2,292
Consumer	75	75	5	20	75
Installment	92	92	-	41	92
Home Equity	-	-	-	-	-
Commercial	283	283	9	283	288
Total impaired loans with specific reserves	$3,272	3,272	63	1,046	3,332

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$345	345	3	n/a	45
Commercial	2,468	2,468	9	n/a	2,549
Consumer	299	299	-	n/a	-
Installment	247	247	-	n/a	-
Home Equity	52	52	-	n/a	51
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$3,411	3,411	12	-	2,645

(Dollars in thousands)
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$180	180	12	36	182
Commercial	3,611	4,211	99	808	3,642
Consumer	76	76	8	20	76
Installment	147	147	8	30	148
Home Equity	-	-	-	-	-
Commercial	421	421	20	421	432
Total impaired loans with specific reserves	$4,435	5,035	147	1,315	4,480

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,365	1,812	75	n/a	1,795
Commercial	1,370	1,370	-	n/a	2,441
Consumer	1	-	-	n/a	-
Installment	228	-	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,964	3,182	75	-	4,236

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending September 30, 2013 and the year ended December 31, 2012.  The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk.  The Bank’s internal creditworthiness is based on experience with similarly graded credits.  Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
September 30, 2013	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,225	$61,309	$59,808	$128,773	$254,115
Special mention	107	5,762	456	494	6,819
Substandard	283	3,436	305	583	4,607
Doubtful	-	-	108	-	108
Loss	-	-	-	-	-

	$4,615	$70,507	$60,677	$129,850	$265,649

Non-accrual	15	2,545	469	231	3,260
Troubled debt restructures	-	1,271	-	-	1,271
Number of TDRs contracts	-	1	-	-	1
Non-performing TDRs	-	1,271	-	-	1,271
Number of TDR accounts	-	1	-	-	1

	Commercial		Consumer
December 31, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,296	$63,297	$64,160	$107,944	$239,697
Special mention	184	5,971	1,485	1,190	8,830
Substandard	421	3,611	361	1,013	5,406
Doubtful	-	-	90	-	90
Loss	-	-	-	-	-

	$4,901	$72,879	$66,096	$110,147	$254,023

Non-accrual	17	2,645	237	1,109	4,008
Troubled debt restructures	-	1,370	-	832	2,202
Number of TDRs contracts	-	1	-	1	2
Non-performing TDRs	-	1,370	-	832	2,202
Number of TDR accounts	-	1	-	1	2

In previous quarters, the Bank had one modified residential loan (done in 2011 for the amount of $835,551) in which modifications had previously qualified the loan as Troubled Debt Restructuring (TDR).  This loan has been converted and is on the books of the Bank as Other Real Estate Owned (OREO).  The Bank has one modified commercial real estate loan (done in 2010) in the amount of $1,271,411 which modifications qualify the loan as TDR. The loan is included in the schedule above of non-accruing impaired loans.  This borrower is not in compliance with the modified term and is not accruing interest.  Subsequent to September 2013, this loan was paid off and is no longer TDR.

Other Real Estate Owned.  At September 30, 2013, the Company had $1,013,000 in real estate acquired in partial or total satisfaction of debt, compared to $478,000 at December 31, 2012.  This increase for 2013 was the result of the acquisition of two properties in the third quarter of 2013 offset by the sale of properties acquired in 2012.  All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the three months ended September 30, 2013 and the year ended December 31, 2012 were as follows:

	Commercial		Consumer
September 30, 2013	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$542	$1,183	$1,058	$393	$132	$3,308
Provision for credit losses	68	(297)	(84)	241	72	-
Recoveries	27	67	266	8	-	368
Loans charged off	(202)	-	(390)	(109)	-	(701)

Balance, end of quarter	$435	$953	$850	$533	$204	$2,975

Individually evaluated for impairment:
Balance in allowance	$283	$603	$61	$99	$-	$1,046
Related loan balance	283	4,707	765	928	-	6,683

Collectively evaluated for impairment:
Balance in allowance	$152	$350	$789	$434	$204	$1,929
Related loan balance	4,332	65,800	59,912	128,922	-	258,966

	Commercial		Consumer
December 31, 2012	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$557	$2,013	$889	$596	$(124)	$3,931
Provision for credit losses	29	(919)	358	526	256	250
Recoveries	11	89	286	6	-	392
Loans charged off	(55)	-	(475)	(735)	-	(1,265)

Balance, end of year	$542	$1,183	$1,058	$393	$132	$3,308

Individually evaluated for impairment:
Balance in allowance	$451	$808	$20	$36	$-	$1,315
Related loan balance	796	4,981	77	1,545	-	7,399

Collectively evaluated for impairment:
Balance in allowance	$91	$375	$1,038	$357	$132	$1,993
Related loan balance	4,105	67,898	66,019	108,601	-	246,623

As of September 30, 2013 and December 31, 2012, the allowance for loan losses included an unallocated excess amount of $204,000 and $132,000, respectively.  Management is comfortable with these amounts as they feel the amounts are adequate to absorb additional inherent potential losses in the loan portfolio.

	At	At
	September 30,	September 30,
	2013	2012
	(Dollars in Thousands)

Average loans	$253,350	$243,009
Net charge-offs to average loans (annualized)	0.17%	0.08%

During 2013, loans to 56 borrowers and related entities totaling approximately $701,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments.  As of September 30, 2013, the Bank had outstanding commitments totaling $24,107,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Thousands)
Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the third quarter of 2013.

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

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2013.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$8,610
Federal funds and overnight deposits	65	-	-	-	65
Securities	-	-	462	87,820	88,282
Loans	19,076	12,100	62,443	167,873	261,492
Fixed assets	-	-	-	-	3,739
Other assets	-	-	-	-	17,220

Total assets	$19,141	$12,100	$62,905	$255,693	$379,408

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$89,504
NOW accounts	28,883	-	-	-	28,883
Money market deposit accounts	20,390	-	-	-	20,390
Savings accounts	70,271	-	-	-	70,271
IRA accounts	7,866	9,018	22,995	1,866	41,745
Certificates of deposit	11,833	24,458	35,228	713	72,232
Short-term borrowings	3,100	-	-	-	3,100
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	1,914
Stockholders’ equity:	-	-	-	-	31,369

Total liabilities and
stockholders’ equity	$142,343	$33,476	$78,223	$2,579	$379,408

GAP	$(123,202)	$(21,376)	$(15,318)	$253,114
Cumulative GAP	$(123,202)	$(144,578)	$(159,896)	$93,218
Cumulative GAP as a % of total assets	-32.47%	-38.11%	-42.14%	24.57%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of September 30, 2013, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change in Net Interest Income	-6.9%	-2.8%	-0.1%	-1.4%
% Change in Economic Value of Equity	-13.3%	-4.5%	-5.2%	-15.2%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2013, totaled $8,675,000, a decrease of $9,953,000 (53.43%) from the December 31, 2012 total of $18,628,000.

As of September 30, 2013, the Bank was permitted to draw on a $60,002,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At September 30, 2013, there was $3.1 million outstanding in short-term borrowings from FHLB.  As of September 30, 2013, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018.  In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of September 30, 2013.

The Company’s stockholders’ equity decreased $2,219,000 (6.61%) during the nine months ended September 30, 2013, due mainly to a decrease in other comprehensive (loss) gain, net of taxes, and offset by an increase in retained net income from the period.  The Company’s accumulated other comprehensive gain (loss), net of taxes decreased by $3,440,000 (139.67%) from $2,463,000 at December 31, 2012 to ($977,000) at September 30, 2013, as a result of a decrease in the market value of securities classified as available for sale and the decrease in year-to-date net income.  Retained earnings increased by $1,142,000 (6.08%) as the result of the Company’s net income for the nine months, partially offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At September 30, 2013, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.41%, a Tier 1 risk-based capital ratio of 13.25% and a total risk-based capital ratio of 14.50%.

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

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated November 7, 2013
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: November 14, 2013	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer