Form 10-K
period 2013-12-31
GLEN BURNIE BANCORP
filed 2014-03-18
CIK 890066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 or
☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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
Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was $27,013,712.

The number of shares of common stock outstanding as of March 3, 2014 was 2,750,876

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2013 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

Item 1.	Business	3
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
	Executive Officers of the Registrant	17

PART II

Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	28
Item 9A.	Controls and Procedures	28
Item 9B.	Other Information	29

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	30
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships and Related Transactions, and Director Independence	30
Item 14.	Principal Accountant Fees and Services	30

PART IV

Item 15.	Exhibits and Financial Statement Schedules	31

Signatures		32

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

Economic and Credit Turmoil from 2009 to 2013

As discussed in the media, the recovery which followed the 2007 economic downturn appears to have been less robust than recoveries from previous recessions, and the effects of the aggressive policies and actions of the Federal Reserve in battling the recession are still evolving.  The Bank and, as a result, the Company, have not been immune to the impact of this challenging economic cycle which, among other effects, has put downward pressure on net interest margins.  Despite the challenges, we realized net income of $1,262,462, $2,064,785, $2,993,093, $2,665,080 and $2,614,177 for 2009, 2010, 2011, 2012 and 2013, respectively.  Due to conservative lending decisions, the Bank has no exposure to the credit issues affecting the sub-prime residential mortgage market.  We remain well capitalized and did not need to apply for any funding from the U.S. Department of Treasury’s Troubled Asset Relief Program (TARP).  We continue to lend money and, we believe, meet the needs of our customers and neighbors.  We believe we are a sound, conservatively run financial institution that has been profitable each year during this turmoil despite the deterioration in the economic environment and the outside forces that have affected us these past five years.

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

The Company’s total loan portfolio decreased in 2010 and increased during the 2013, 2012, 2011, and 2009, fiscal years. In 2013, the increase in the loan portfolio was primarily due to increases in indirect loans, refinance mortgage loans, non-home owner residential construction loans, home equity and purchase money mortgages, partially offset by decreases in secured business installment loans, home-owner residential construction, commercial and industrial mortgages, and demand secured business loans. In 2012, the increase in the loan portfolio was primarily due to increases in indirect loans, commercial and industrial mortgages, home equity and purchase money mortgages, partially offset by decreases in refinance mortgage loans, construction loans for commercial and industrial loans and demand secured business loans.  In 2012, mortgage participations purchased also decreased.  In 2011, the increase in the loan portfolio was primarily due to increases in indirect loans, residential mortgages, and installment loans, partially offset by a decrease in commercial mortgages.  In 2011, mortgage participations purchased decreased but so did mortgage participations sold.  In 2010, the decrease in the loan portfolio was primarily due to decreases in indirect loans, commercial mortgages, secured demand commercial loans and commercial loans, partially offset by increases in refinance and purchase money mortgage loans and land development loans.  Mortgage participations purchased decreased but so did mortgage participations sold.  In 2009, the increase in the loan portfolio was primarily due to increases in refinanced mortgage loans, purchase money mortgage loans, home equity and commercial mortgages, partially offset by a decrease in indirect loans and mortgage participations purchased.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2013		2012		2011		2010		2009
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$123,646	44.98%	$107,729	42.41%	$107,664	45.29%	$102,199	43.62%	$95,683	39.81%
Commercial	67,196	24.45	71,381	28.10	67,656	28.46	72,670	31.02	79,845	33.23
Construction and land development	6,582	2.40	3,915	1.54	5,092	2.14	5,363	2.29	1,743	0.73

Consumer:
Installment	17,669	6.43	18,504	7.28	18,048	7.59	16,407	7.00	15,965	6.64
Personal unsecured lines	161	0.06	165	0.06	163	0.07	168	0.07	166	0.07
Indirect automobile	55,400	20.16	47,427	18.67	31,907	13.42	30,286	12.93	37,092	15.44
Commercial	4,173	1.52	4,901	1.94	7,193	3.03	7,193	3.07	9,801	4.08
Gross loans	274,827	100.00%	254,022	100.00%	237,723	100.00%	234,286	100.00%	240,295	100.00%
Unearned income on loans	(1,171)		(1,083)		(1,058)		(1,035)		(839)
Gross loans net of unearned income	273,656		252,939		236,665		233,251		239,456
Allowance for credit losses	(2,972)		(3,308)		(3,931)		(3,400)		(3,573)
Loans, net	$270,684		$249,631		$232,734		$229,851		$235,883

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2013. Demand loans and loans which have no stated maturity, are treated as due in one year or less. At December 31, 2013, the Bank had $18,411,425 in loans due after one year with variable rates and $228,504,942 in such loans with fixed rates.

	Due Within One Year	Due Over One To Five Years	Due Over Five Years	Total
	(In Thousands)
Real Estate - mortgage:
Residential	$11,254	$4,692	$107,700	$123,646
Commercial	8,605	18,250	40,341	67,196
Construction and land development	4,465	1,172	945	6,582
Installment	986	8,078	8,605	17,669
Personal unsecured lines	6	32	123	161
Indirect automobile	633	33,943	20,824	55,400
Commercial	1,962	-	2,211	4,173
	$27,911	$66,167	$180,749	$274,827

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

Installment Lending.  The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment.  Such loans provide for repayment in regular installments and are secured by the goods financed.  Also included in installment loans are other types of credit repayable in installments.  As of December 31, 2013, approximately 51.96% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 48.04% had been originated for consumer purposes.

Indirect Automobile Lending.  The Bank commenced its indirect automobile lending program in January 1998.  The Bank finances new and used automobiles for terms of up to 72 months.    The Bank will lend a maximum of 110% of invoice on new vehicles. On used vehicles, the Bank will not lend more than 120% of the clean wholesale value as published in a nationally recognized used vehicle pricing guide.  The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses.  The Bank originates indirect loans through a network of approximately 60 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties.  Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

Personal Unsecured Lines.  The Bank offers overdraft protection lines of credit, tied to checking accounts, as a convenience to qualified customers.

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

The Bank’s lending activities are conducted pursuant to written policies approved by the Board of Directors intended to ensure proper management of credit risk.  Loans are subject to a well defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration.  Regular portfolio reviews are performed by the Bank’s Senior Credit Officer to identify potential underperforming loans and other credit facilities, estimate loss exposure and to ascertain compliance with the Bank’s policies.  On a quarterly basis, the Bank’s Internal Auditor performs, or causes to be performed, an independent loan review in accordance with the Bank’s loan review policy.  For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and any guarantor, the related collateral, and the effects of economic conditions.

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

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses.  Under this authority, the Bank would have been permitted to lend up to $3.40 million to any one borrower at December 31, 2013.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital).  Under this formula, the Bank was permitted to lend up to $5.11 million to any one borrower from and after January 1, 2013.  At December 31, 2013, the largest amount outstanding to any one borrower and its related interests was $4,742,000.  From and after January 1, 2014, the Bank is permitted to lend up to $5.34 million to any one borrower.

Non-Performing Loans

It is the policy of The Bank that any loan that is ninety (90) days or more delinquent in the payment of principal and/or interest be placed into non-accrual status.   Notwithstanding the aforementioned, if it is determined that there appears to be a substantial amount of risk of not collecting all of the agreed upon interest that would normally accrue to a loan, the loan is placed into Non-Accrual status even if the determination is made prior to ninety (90) days delinquent.  A variance to this rule would be if the asset is both well secured and in the process of collection.  An asset is “well secured” if it is secured by (1) collateral in the form of liens on or  pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) the guarantee of a financially responsible party.  An asset is “in the process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in prepayment of the debt or in its restoration to a current status in the near future.

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

While the economy remained weak in 2012, the Bank remained strong and experienced a continued decrease in non-accrual loans as of December 31, 2013.  The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
Restructured Loans	$-	$2,202	$4,108	$2,844	$87

Non-accrual loans:
Real estate – mortgage:
Residential	$1,123	$1,109	$481	$976	$215
Commercial	-	1,370	3,192	4,522	2,626
Installment	338	237	75	125	176
Commercial	1,252	1,293	1,313	1,360	-
Total non-accrual loans	2,713	4,009	5,061	6,983	3,017

Accruing loans past due 90 days or more Real estate – mortgage:
Residential	431	259	19	-	8
Real estate - construction	-	-	-	-	-
Installment	-	-	-	-	1
Commercial	1,177	1,354	-	-	12
Total accruing loans past due 90 days or more	1,608	1,613	19	-	21
Total non-accrual and past due loans	$4,321	$5,622	$5,080	$6,983	$3,038
Non-accrual and past due loans to gross loans	1.58%	2.22%	2.15%	2.99%	1.26%
Allowance for credit losses to non-accrual and past due loans	68.78%	58.84%	77.38%	48.69%	117.61%

For the year ended December 31, 2013, interest of $180,770 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $2,360,895, or 87.00%, of the Bank’s total $2,713,393 non-accrual loans at December 31, 2013 were attributable to 6 borrowers.  One of these borrowers was in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time.

At December 31, 2013, there were loans outstanding, totaling $2,807,366, not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.  These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2013, the Company had $1,171,000 in real estate acquired in partial or total satisfaction of debt, compared to $478,000 and $1,111,000 in such properties at each of December 31, 2012 and 2011.  This increase for 2013 was the result of three properties being acquired in 2013, offset by the write-down of one of those properties, the sale of two of the properties acquired in 2012 and the write-off of the remaining balance, and the sale of units in the property acquired in 2011.  This decrease for 2012 was the result of the sale of units in the property acquired in 2011, offset by properties acquired in 2012.  One of the three properties acquired in 2012 was sold in 2012.   All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2013, see “Item 2. -- Properties.”

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

In 2013, the Bank slightly increased its provision for credit losses to cover loans put on non-accrual that did not previously have specific reserves.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
Beginning Balance	$3,308	$3,931	$3,400	$3,573	$2,022

Loans charged off
Real estate - mortgage:
Residential	179	735	4	66	85
Commercial	-	-	-	825	-
Installment	652	475	606	959	1,070
Commercial	202	55	6	12	133
Total	1,033	1,265	616	1,862	1,288

Recoveries
Real estate - mortgage:
Residential	8	6	1	85	-
Commercial	89	89	70	11	-
Installment	313	287	409	497	359
Commercial	27	10	4	46	37
Total	437	392	484	639	396
Net charge offs	596	873	132	1,223	892
Provisions charged to operations	260	250	663	1,050	2,443
Ending balance	$2,972	$3,308	$3,931	$3,400	$3,573
Average loans	$256,821	$244,905	$233,011	$234,495	$239,788
Net charge-offs to average loans	0.23%	0.36%	0.06%	0.53%	0.37%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2013, 2012, 2011, 2010, and 2009:

	At December 31,
	2013		2012
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate - mortgage:
Residential	$578	44.98%	$382	42.41%
Commercial	898	24.45	1,183	28.10
Real Estate -- construction	15	2.40	10	1.54
Installment	335	6.43	223	7.28
Personal unsecured lines	-	0.06	-	0.06
Indirect automobile	853	20.16	835	18.68
Commercial	413	1.52	542	1.93
Unallocated	(120)	-	133	-
Total	$2,972	100.00%	$3,308	100.00%

	At December 31,
	2011		2010		2009
Portfolio	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans	Allowance For Each Category	Percentage Of Loans In Each Category To Total Loans
	(Dollars In Thousands)
Real Estate – mortgage:
Residential	$584	45.29%	$196	43.62%	$162	39.81%
Commercial	2,013	28.46	2,096	31.02	2,377	33.23
Real Estate – construction	12	2.14	12	2.29	4	0.73
Installment	228	7.59	196	7.00	146	6.64
Personal unsecured lines	-	0.07	-	0.07	-	0.07
Indirect automobile	661	13.42	634	12.93	697	15.44
Commercial	557	3.03	263	3.07	237	4.08
Unallocated	(124)	-	3	-	(50)	-
Total	$3,931	100.00%	$3,400	100.00%	$3,573	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	At December 31,
	2013	2012	2011
	(In Thousands)
U.S. Treasury securities	$-	$-	$-
U.S. Government agencies and mortgage backed securities	43,541	57,523	62,001
Obligations of states and political subdivisions	32,396	38,528	37,165
Corporate trust preferred	333	350	635
Total investment securities	$76,270	$96,401	$99,801

The following table sets forth the scheduled maturities, amortized costs and weighted average yields for the Company’s investment securities portfolio at December 31, 2013:

	One Year Or Less		One To Five Years		Five to Ten Years		More Than Ten Years		Total
	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield	Amort. Cost	Weighted Average Yield
U.S. Treasury securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Government agencies and mortgage backed securities	-	-	406	2.22	920	4.98	42,215	2.62	43,541	2.67
Obligations of states and political subdivisions	-	-	-	-	-	-	32,396	4.19	32,396	4.19
Corporate trust preferred	-	-	-	-	-	-	333	9.25	333	9.25
Total investment securities	$-	-%	$406	2.22%	$920	4.98%	$74,944	3.33%	$76,270	3.35%

At December 31, 2013, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in Anne Arundel County. Consolidated total deposits were $323,803,356 as of December 31, 2013. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $63.72 million under a line of credit from the FHLB of Atlanta as of December 31, 2013.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2013, the Bank had approximately $45.90 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2013:

Amount (In Thousands)
Three months or less	$6,224
Over three through six months	4,151
Over six through 12 months	6,776
Over 12 months	28,750
Total	$45,901

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs.  The Bank may draw on a $63.72 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans and various federal and agency securities.  There was also a $10 million convertible advance with a 3.28% rate of interest (callable monthly and with a final maturity of November 1, 2017.) There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018.  This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018.  This advance has a 3.34% rate of interest and is callable quarterly, starting August 22, 2011. The Bank also has three federal funds lines of credit in the amounts of $3 million, $5 million and $8 million, of which nothing was outstanding at December 31, 21013.

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

Employees

At December 31, 2013, the Bank had 100 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2013, the Bank was well capitalized as defined by the FDIC’s regulations.

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

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$514,014	10,000	$93,695,314
Branches:

Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	183,432	6,000	38,021,691

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	224,415	2,500	31,484,881

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	365,072	3,000	62,716,644

Severn 811 Reece Road Severn, MD 21144	1984	Owned	97,540	2,500	30,370,246

New Cut Road 740 Stevenson Road Severn, MD 21144	1995	Owned	1,231,694	2,600	27,815,203

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	80,569	2,500	19,383,892
Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	33,611	2,184	20,315,485
Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	706,131	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	260,294	3,727	N/A

At December 31, 2013, the Bank owned four foreclosed real estate properties with a total book value of $1,171,000.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2013, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Michael G. Livingston	60	President and Chief Executive Officer
Edward B. Connelly	47	Senior Vice President and Chief Operating Officer
John E. Porter	60	Senior Vice President and Chief Financial Officer
Barbara J. Elswick	62	Senior Vice President and Chief Lending Officer
Joyce A. Ohmer	60	Senior Vice President and Branch Administrator
Andrew J. Hines	52	Chief Lending Officer

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

BARBARA J. ELSWICK was appointed Senior Vice President in February 2005.  She has been Chief Lending Officer of the Bank since 2004.  Effective February 28, 2014, Ms. Elswick retired from the Bank after 39 years of service.

JOYCE A. OHMER was appointed Senior Vice President in November 2004.  She has been Branch Administrator of the Bank since 2002.

ANDREW J. HINES was appointed Chief Lending Officer of the Bank effective March 1, 2014, upon the retirement of Barbara J. Elswick.  From 2009 until joining the Bank in January 2014, Mr. Hines was Executive Vice President and Chief Credit Officer of Maryland Financial Bank in Towson, Maryland, where he was responsible for all lending functions and policies of a $100 million in assets commercial bank, and from 2011 through 2013 was President of its MFB Advisory Services LLC affiliate which provides Independent Loan Review for community-based financial institutions throughout the Mid-Atlantic region, and assists financial institutions in policy and procedure evaluations, loan portfolio due diligence, documentation exception review, credit analysis outsourcing and commercial credit training.  From 2003 until 2009, he was Manager and Corporate Vice President of the Credit Department and Commercial Credit Manager of BankAnnapolis, a commercial bank in Annapolis, Maryland (which was acquired by F.N.B. Corp. in 2012).  Mr. Hines has 20 years of experience in the commercial lending industry.  He served in the United States Navy from 1984 to 1993, and in the United States Navy Reserves from 1993 to 1999, achieving the rank of Lieutenant Commander.  He received a Bachelor of Science degree from Cornell University in 1984, and a Masters of Business Administration from Rollins College in 1993.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”.  As of February 28, 2014, there were 408 record holders of the Common Stock.  The closing price for the Common Stock on that date was $11.93.

 The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2013 and 2012 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  Also shown are dividends declared per share for these periods.

	2013			2012
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31,	$12.00	$11.27	$0.10	$10.00	$8.10	$0.10
June 30,	12.69	11.48	0.10	11.23	10.00	0.10
September 30	12.73	12.01	0.10	11.49	10.30	0.10
December 31	12.25	10.58	0.10	11.44	10.96	0.10

A regular dividend of $0.10 was declared for stockholders’ of record on December 27, 2013, payable on January 8, 2014.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$12,620	$12,562	$13,449	$12,880	$12,102
Provision for Credit Losses	260	250	663	1,050	2,443
Other Income	2,001	1,822	2,090	1,899	2,365
Other Expense	11,113	10,795	11,115	11,178	10,995
Net Income	2,614	2,665	2,993	2,065	1,262

Share Data:
Basic Net Income Per Share	$0.95	$0.98	$1.10	$0.76	$0.46
Diluted Net Income Per Share	0.95	0.98	1.10	0.76	0.46
Cash Dividends Declared Per Common Share	0.40	0.40	0.40	0.40	0.40
Weighted Average Common Shares Outstanding:
Basic	2,742,003	2,728,072	2,710,455	2,690,218	2,734,524
Diluted	2,742,003	2,728,072	2,710,455	2,690,218	2,734,524

Financial Condition Data:
Total Assets	$377,194	$387,438	$365,260	$347,067	$353,397
Loans Receivable, Net	270,684	249,631	232,734	229,851	235,883
Total Deposits	323,803	332,289	311,945	294,445	294,358
Long Term Borrowings	20,000	20,000	20,000	20,000	27,034
Junior Subordinated Debentures	-	-	-	-	5,155
Total Stockholders’ Equity	31,583	33,588	31,211	26,333	25,149

Performance Ratios:
Return on Average Assets	0.68%	0.71%	0.84%	0.58%	0.36%
Return on Average Equity	8.07	8.12	10.11	7.75	4.87
Net Interest Margin (1)	3.72	3.98	4.39	4.05	4.29
Dividend Payout Ratio	41.96	40.95	36.22	52.11	85.59

Capital Ratios:
Average Equity to Average Assets	8.45%	8.71%	8.26%	7.45%	7.37%
Leverage Ratio	8.69	8.26	8.20	7.64	8.86
Total Risk-Based Capital Ratio	14.14	14.07	14.35	12.58	14.40

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.09%	1.31%	1.66%	1.45%	1.18%
Non-accrual and Past Due Loans to Gross Loans	1.58%	2.22%	2.15%	2.99%	1.26%
Allowance for Credit Losses to Non- Accrual and Past Due Loans	68.78%	58.84%	77.38%	48.69%	117.61%
Net Loan Charge-offs (Recoveries) to Average Loans	0.23%	0.36%	0.06%	0.53%	0.37%

(1) Presented on a tax-equivalent basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

                During 2013, net interest income before provision for credit losses increased to $12,620,060 from $12,562,134 in 2012, a 0.46% increase.  Total interest income decreased from $15,817,230 in 2012 to $15,281,865 in 2013, a 3.38% decrease.  Interest expense for 2013 totaled $2,661,805, an 18.23% decrease from $3,255,096 in 2012.  Net income in 2013 was $2,614,177 compared to $2,665,080 in 2012. The decrease in the 2013 consolidated net income was mainly due to decreases in loan income, which was offset by a decrease in deposit expense and an increase in gains on investment securities, an increase in impairment of securities and an increase in other expenses.

In spite of the continued lackluster performance of the economy in general, and the continued low interest rate environment due to continued Federal Reserve stimulus, we believe that our continued conservative lending decisions led to a substantial increase in outstanding loans and continued improvement in asset quality as reflected in our Total Impaired Loans, which declined from $7,398,293 in 2012 to $5,908,796 in 2013.

Comparison of Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

General. For the year ended December 31, 2013, the Company reported consolidated net income of $2,614,177 ($0.95 basic and diluted earnings per share) compared to consolidated net income of $2,665,080 ($0.98 basic and diluted earnings per share) for the year ended December 31, 2012 and consolidated net income of $2,993,093 ($1.10 basic and diluted earnings per share) for the year ended December 31, 2011.  The decrease in the 2013 consolidated net income was mainly due to decreases in loan income, an increase in impairment of securities and an increase in other expenses, which was offset by a decrease in deposit expense and an increase in gains on investment securities.  The decrease in the 2012 consolidated net income was mainly due to decreases in interest income on U.S. Government agency securities, loan income, and gains on investment securities.  These decreases were partially offset by decreases in interest expense on deposits, other expenses and provision for loan losses, while employee benefits slightly increased.

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

Consolidated net interest income for the year ended December 31, 2013 was $12,620,060 compared to $12,562,134 for the year ended December 31, 2012 and $13,449,385 for the year ended December 31, 2011.  The $57,926 increase for the most recent year was primarily due to the decline in the interest expense on deposits being greater than the decline in interest income on loans and securities.  The $887,251 decrease for 2012 compared to 2011 was primarily due to decreases in most areas of interest income, except for state and municipal securities and other income, partially offset by a decrease in interest expense on deposits.   The interest income, net of  tax, for 2013 was $13,481,000, a $199,000 or 1.50% increase from the after tax net interest income for 2012, which was $13,282,000, a $1,012,000 or 7.08% decrease from the after tax net interest income for 2011.

Interest expense decreased from $3,255,096 in 2012 to $2,661,805 in 2013, a $593,291 or an 18.23% decrease, primarily due to a decrease in deposit rates.   Interest expense decreased from $3,682,580 in 2011 to $3,255,096 in 2012, a $427,484 or an 11.61% decrease, primarily due to a decrease in deposit expense.   Net interest margin for the year ended December 31, 2013 was 3.72% compared to 3.98% and 4.39% for the years ended December 31, 2012 and 2011, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2013	VS.	2012	2012	VS.	2011
		Change Due To:			Change Due To:
	Increase/ Decrease	Rate	Volume	Increase/ Decrease	Rate	Volume
	(In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$(1)	$-	$(1)	$(2)	$-	$(2)
Interest-bearing deposits	12	14	(2)	13	15	(2)

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	(37)	1	(38)	(580)	(635)	55
Obligations of states and political subdivisions(1)	(73)	73	(146)	142	(368)	510
All other investment securities	(25)	(9)	(16)	(56)	5	(61)
Total investment securities	(135)	65	(200)	(494)	(998)	504

Loans, net of unearned income:
Demand, time and lease	(130)	(5)	(125)	17	40	(23)
Mortgage and construction	146	(406)	552	(844)	(956)	112
Installment and personal unsecured lines	(286)	(2)	(284)	(129)	(1,111)	982
Total gross loans(2)	(270)	(413)	143	(956)	(2,027)	1,071
Allowance for credit losses	-	-	-	-	-	-
Total net loans	(270)	(413)	143	(956)	(2,027)	1,071
Total interest-earning assets	$(394)	$(334)	$(60)	$(1,439)	$(3,010)	$1,571

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$(68)	$(80)	$12	$(52)	$(87)	$35
Money market	(15)	(17)	2	(28)	(36)	8
Other time deposits	(514)	(321)	(193)	(347)	(237)	(110)
Total interest-bearing deposits	(597)	(418)	(179)	(427)	(360)	(67)
Non-interest-bearing deposits	-	-	-	-	-	-
Borrowed funds	4	(3)	7	-	2	(2)
Total interest-bearing liabilities	$(593)	$(421)	$(172)	$(427)	$(358)	$(69)

(1) Tax equivalent basis.
(2) Non-accrual loans included in average balances.

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$1,197	$3	0.25%	$1,760	$4	0.25%	$2,258	$6	0.25%
Interest-bearing deposits	8,433	44	0.52	8,945	32	0.35	10,477	19	0.19

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	56,850	871	1.53	59,359	908	1.53	57,259	1,488	2.60
Obligations of states and political subdivisions(1)	38,644	2,519	6.52	40,959	2,592	6.33	35,602	2,450	6.88
All other investment securities	345	33	9.68	479	58	12.04	1,033	114	11.07
Total investment securities	95,839	3,423	3.57	100,797	3,558	3.53	93,894	4,052	4.49

Loans, net of unearned income:
Demand, time and lease	4,478	240	5.37	6,744	370	5.48	7,195	353	4.90
Mortgage and construction	191,969	9,634	5.02	181,311	9,488	5.23	179,271	10,332	5.76
Installment and personal unsecured lines	63,519	2,799	4.41	60,725	3,085	5.08	46,544	3,214	6.91
Total gross loans(2)	259,966	12,673	4.87	248,780	12,943	5.20	233,010	13,899	5.96
Allowance for credit losses	(3,146)			(3,875)			(3,630)
Total net loans	256,820	12,673	4.93	244,905	12,943	5.28	229,380	13,899	6.06
Total interest-earning assets	362,289	16,143	4.46	356,407	16,537	4.64	336,009	17,976	5.35
Cash and due from banks	2,936			2,920			3,097
Other assets	19,348			17,583			18,914
Total assets	$384,573			$376,910			$358,020

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Savings and NOW	$99,085	69	0.07%	$90,813	137	0.15%	$80,707	189	0.23%
Money market	21,249	11	0.05	19,957	26	0.13	17,578	54	0.31
Other time deposits	120,574	1,934	1.60	131,047	2,448	1.87	135,755	2,795	2.06
Total interest-bearing deposits	240,908	2,014	0.84	241,817	2,611	1.08	234,040	3,038	1.30
Short-term borrowed funds	1,876	7	0.37	428	2	0.46	1,024	4	0.37
Long-term borrowed funds	20,000	641	3.20	20,000	642	3.21	20,000	640	3.20
Total interest-bearing liabilities	262,784	2,662	1.01	262,245	3,255	1.24	255,064	3,682	1.44

Non-interest-bearing deposits	86,542			80,373			72,280
Other liabilities	2,838			1,457			1,907
Stockholders’ equity	32,409			32,835			28,769
Total liabilities and equity	$384,573			$376,910			$358,020
Net interest income		$13,481			$13,282			$14,294
Net interest spread			3.45%			3.40%			3.91%
Net interest margin			3.72%			3.98%			4.39%

1 Tax equivalent basis. The incremental tax rate applied was 34.42% for 2013 and 37.11% for 2012. 2 Non-accrual loans included in average balance.

Provision for Credit Losses.  During the year ended December 31, 2013, the Company made a provision of $260,000 for credit losses, compared to a provision of $250,000 and $663,000 for credit losses for the years ended December 31, 2012 and 2011, respectively.  The increase in 2013 was primarily due to additional loans being put on non-accrual.  At December 31, 2013, the allowance for credit losses equaled 68.78% of non-accrual and past due loans compared to 58.84% and 77.38% at December 31, 2012 and 2011, respectively.  During the year ended December 31, 2013, the Company recorded net charge-offs of $596,000 compared to $873,000 and $132,000 in net charge-offs during the years ended December 31, 2012 and 2011, respectively.

Other Income.  Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on Bank owned life insurance (BOLI).  Other income increased from $1,822,072 in 2012 to $2,001,216 in 2013, a $179,144, or 9.83% increase. The increase was primarily due to a increase in gains on securities with a lesser increase in service charges on deposit accounts.  Other income decreased from $2,089,530 in 2011 to $1,822,072 in 2012, a $267,458, or 12.80% decrease. The decrease was primarily due to a decrease in gains on securities with a lesser decrease in service charges on deposit accounts.

Other Expenses. Other expenses, which consist of non-interest operating expenses, increased from $10,795,319 in 2012 to $11,113,244 in 2013, a $317,925 or 2.95% increase. This increase was primarily due to an increase in the FDIC Assessment and other professional expenses, with lesser increases in telephone and office supplies, furniture and equipment and impairment on securities, partially offset by decreases in salaries and wages, employee benefits, and occupancy.   Other expenses decreased from $11,115,412 in 2011 to $10,795,319 in 2012, a $320,093 or 2.88% decrease. This decrease was primarily due to a decrease in the FDIC Assessment and the impairment on securities, partially offset by an increase in employee benefits.

Income Taxes.  During the year ended December 31, 2013, the Company recorded an income tax expense of $633,855, compared to an income tax expense of $673,807 for the year ended December 31, 2012.  This decrease was due to the decrease in net income before taxes.  During the year ended December 31, 2012, the Company recorded an income tax expense of $673,807, compared to an income tax expense of $767,410 for the year ended December 31, 2011.  This decrease was due to the increase in tax exempt income earned on state and municipal securities and a decrease in net interest income.

Comparison of Financial Condition at December 31, 2013,  2012 and 2011

The Company’s total assets decreased to $377,193,573 at December 31, 2013 from $387,438,269 at December 31, 2012.  The Company’s total assets increased to $387,438,269 at December 31, 2012 from $365,260,263 at December 31, 2011.

The Company’s net loan portfolio increased to $270,684,120 at December 31, 2013 compared to $249,631,525 at December 31, 2012 and $232,734,257 at December 31, 2011. In 2013, the increase in the loan portfolio was primarily due to increases in indirect loans, refinance mortgage loans, non-home owner residential construction loans, home equity and purchase money mortgages, partially offset by decreases in secured business installment loans, home-owner residential construction, commercial and industrial mortgages, and demand secured business loans.  The increase in the loan portfolio during the 2012 period was primarily due to increases in indirect loans, commercial and industrial mortgages, home equity and purchase money mortgages, partially offset by decreases in refinance mortgage loans, construction loans for commercial and industrial loans and demand secured business loans.  In 2012, mortgage participations purchased also decreased.

During 2013, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $74,313,682, a $26,176,585 or 26.05%, decrease from $100,490,267 at December 31, 2012.  This decrease is primarily attributable to a decrease in mortgage backed securities and municipal securities in order to fund growth in the loan portfolio.  During 2012, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $100,490,267, a $2,376,288 or 2.31%, decrease from $102,866,555 at December 31, 2011.  This decrease is primarily attributable to a decrease in mortgage backed securities, partially offset by an increase in non-Maryland  municipal bonds.

Deposits as of December 31, 2013 totaled $323,803,356, a decrease of $8,485,530, or 2.55%, from the $332,288,886 total as of December 31, 2012.  Deposits as of December 31, 2012 totaled $332,288,886, an increase of $20,344,225, or 6.53%, from the $311,944,661 total as of December 31, 2011.  Demand deposits as of December 31, 2013 totaled $86,747,525, a $2,459,040, or 2.92%, increase from $84,288,485 at December 31, 2012.  NOW and Super NOW accounts, as of December 31, 2013, decreased by $3,708,181, or 11.70% from their 2012 level to $27,991,553.  Money market accounts decreased by $1,515,296, or 7.31%, from their 2012 level, to total $19,219,579 at December 31, 2013.  Savings deposits increased by $2,727,492, or 3.97%, from their 2012 level, to $71,404,572 at December 31, 2013.  Time deposits over $100,000 totaled $45,901,474 on December 31, 2013, a decrease of $647,670, or 1.39% from December 31, 2012.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $72,538,653 on December 31, 2013, a $7,800,915 or 9.71% decrease from December 31, 2012.

Total stockholders’ equity as of December 31, 2013 decreased by $2,004,503, or 5.97%, from the 2012 period.  The decrease was attributed to an increase in accumulated other comprehensive loss and cash dividends paid, net of dividends reinvested, offset by the increase in earnings.  Total stockholders’ equity as of December 31, 2012 increased by $2,376,835, or 7.62%, from the 2011 period.  The increase was attributed to an increase in earnings less the cash dividends paid, net of dividends reinvested and the increase in accumulated other comprehensive income.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2013, the Bank has accrued $200,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2013.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$9,215
Federal funds and overnight deposits	1,739	-	-	-	1,739
Securities	-	-	419	73,895	74,314
Loans	10,812	12,956	66,167	180,749	270,684
Fixed assets	-	-	-	-	3,697
Other assets	-	-	-	-	17,545

Total assets	$12,551	$12,956	$66,586	$254,644	$377,194

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$86,747
NOW accounts	27,991	-	-	-	27,991
Money market deposit accounts	19,220	-	-	-	19,220
Savings accounts	71,279	126	-	-	71,405
IRA accounts	3,700	9,362	24,677	2,764	40,503
Certificates of deposit	11,712	24,625	39,468	2,132	77,937
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	1,808
Stockholders’ equity:	-	-	-	-	31,583

Total liabilities and
stockholders’ equity	$133,902	$34,113	$84,145	$4,896	$377,194

GAP	$(121,351)	$(21,157)	$(17,559)	$249,748
Cumulative GAP	$(121,351)	$(142,508)	$(160,067)	$89,681
Cumulative GAP as a % of total assets	-32.17%	-37.78%	-42.44%	23.78%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model.  However, the Bank believes that the model is a prudent forecasting tool.  As of December 31, 2013, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-5.5%	-1.6%	0.6%	0.8%
% Change in Economic Value of Equity	-12.3%	-4.5%	-3.7%	-11.7%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2013, totaled $10,953,469, a decrease of $7,675,113 or 41.20%, from the December 31, 2012 total of $18,628,582.   This decrease was due to the funding of loans and the outflow of deposits.

As of December 31, 2013, the Bank was permitted to draw on a $63.72 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and its portfolio of U.S. Government and agency securities.  As of December 31, 2013, there was nothing outstanding under the daily rate credit.  There was also a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017.) There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018.  This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018.  This advance has a 3.34% rate of interest and is callable quarterly, starting August 22, 2011.  In addition, the Bank has three unsecured lines of credit totaling $3 million, $5 million, and $8 million, on which there are no outstanding balances at December 31, 2013.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital.  At December 31, 2013, the Company was in compliance with these requirements with a leverage ratio of 8.69%, a Tier 1 risk-based capital ratio of 12.89% and total risk-based capital ratio of 14.14%.  At December 31, 2013, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2013-08, “Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of investment companies and sets forth a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 is effective for the Corporation on January 1, 2014 and is not expected to have any impact on the Company’s financial statements.

ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2013-12, “Definition of a Public Business Entity - An Addition to the Master Glossary.” ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. ASU 2013-12 did not have a significant impact on the Company’s financial statements.

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

 Management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I -- Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

GLEN BURNIE BANCORP

March 13, 2014	By:	/s/ Michael G. Livingston
Michael G. Livingston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Livingston	President, Chief Executive Officer	March 13, 2014
Michael G. Livingston	and Director

/s/ F. William Kuethe, Jr.	President Emeritus and Director	March 13, 2014
F. William Kuethe, Jr.

/s/ John E. Porter	Senior Vice President and Chief	March 13, 2014
John E. Porter	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 13, 2014
John E. Demyan

/s/ Thomas Clocker	Director	March 13, 2014
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 13, 2014
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 13, 2014
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 13, 2014
Charles Lynch

/s/ Edward L. Maddox	Director	March 13, 2014
Edward L. Maddox

/s/ William N. Scherer, Sr.	Director	March 13, 2014
William N. Scherer, Sr.

/s/ Karen B. Thorwarth	Director	March 13, 2014
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 13, 2014
Mary Lou Wilcox

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2013, 2012, and 2011, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. Glen Burnie Bancorp and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2013, 2012, and 2011, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles general accepted in the United States of America.

Salisbury, Maryland
March 6, 2014

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2013	2012	2011

Assets
Cash and due from banks	$9,214,503	$9,332,087	$6,877,110
Interest-bearing deposits in other financial institutions	1,636,194	6,627,394	2,422,579
Federal funds sold	102,772	2,669,101	653,901
Cash and cash equivalents	10,953,469	18,628,582	9,953,590
Investment securities available for sale, at fair value	74,313,682	100,490,267	102,866,555
Federal Home Loan Bank stock, at cost	1,452,900	1,448,000	1,520,400
Maryland Financial Bank stock	30,000	30,000	30,000
Ground rents, at cost	169,200	175,200	175,200
Loans, less allowance for credit losses 2013 $2,972,019; 2012 $3,307,920; 2011 $3,930,924;	270,684,120	249,631,525	232,734,257
Premises and equipment, at cost, less accumulated depreciation	3,696,772	3,873,002	4,107,707
Accrued interest receivable on loans and investment securities	1,509,238	1,450,321	1,541,519
Deferred income tax benefits	3,604,461	1,235,255	1,680,899
Other real estate owned	1,170,773	478,190	1,110,696
Cash value of life insurance	8,914,817	8,680,519	8,433,155
Other assets	694,142	1,317,408	1,106,285

Total assets	$377,193,574	$387,438,269	$365,260,263

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$86,747,525	$84,288,485	$73,339,463
Interest-bearing	237,055,831	248,000,401	238,605,198
Total deposits	323,803,356	332,288,886	311,944,661
Short-term borrowings	-	-	254,749
Long-term borrowings	20,000,000	20,000,000	20,000,000
Dividends payable	274,737	-	271,791
Accrued interest payable on deposits	28,523	28,365	48,101
Other liabilities	1,503,797	1,533,353	1,530,131
Total liabilities	345,610,413	353,850,604	334,049,433

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2013 2,747,370 shares; 2012 2,736,978; 2011 2,717,909 shares;	2,747,370	2,736,978	2,717,909
Surplus	9,713,335	9,604,906	9,437,605
Retained earnings	20,300,531	18,783,164	17,209,386
Accumulated other comprehensive (loss) income, net of tax	(1,178,075)	2,462,617	1,845,930
Total stockholders’ equity	31,583,161	33,587,665	31,210,830

Total liabilities and stockholders’ equity	$377,193,574	$387,438,269	$365,260,263

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2013	2012	2011

Interest income on:
Loans, including fees	$12,673,230	$13,123,595	$13,898,411
U.S. Government agency securities	871,287	894,024	1,488,467
State and municipal securities	1,656,670	1,705,789	1,605,648
Corporate trust preferred securities	33,428	57,660	114,312
Federal funds sold	3,027	4,438	5,705
Other	44,223	31,724	19,422
Total interest income	15,281,865	15,817,230	17,131,965

Interest expense on:
Deposits	2,014,327	2,610,906	3,038,340
Short-term borrowings	7,004	1,962	3,764
Long-term borrowings	640,474	642,228	640,476
Total interest expense	2,661,805	3,255,096	3,682,580

Net interest income	12,620,060	12,562,134	13,449,385

Provision for credit losses	260,000	250,000	663,000

Net interest income after provision for credit losses	12,360,060	12,312,134	12,786,385

Other income:
Service charges on deposit accounts	595,729	575,049	626,935
Other fees and commissions	825,859	837,065	814,425
Gains on investment securities, net	345,331	162,594	408,646
Income on life insurance	234,297	247,364	239,524
Total other income	2,001,216	1,822,072	2,089,530

Other expenses:
Salaries and wages	4,963,600	4,996,518	4,931,266
Employee benefits	1,788,995	1,815,599	1,643,581
Occupancy	785,850	804,012	846,591
Furniture and equipment	842,099	792,725	814,006
Other expenses	2,717,119	2,386,465	2,788,040
Total impairment losses on investment securities	124,984	-	291,943
Portion of impairment losses recognized in other comprehensive income (before taxes)	(109,403)	-	(200,015)
Net impairment loss on investment securities	15,581	-	91,928
Total other expenses	11,113,244	10,795,319	11,115,412

Income before income taxes	3,248,032	3,338,887	3,760,503

Federal and state income taxes	633,855	673,807	767,410

Net income	$2,614,177	$2,665,080	$2,993,093

Basic and diluted earnings per share of common stock	$0.95	$0.98	$1.10

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,	2013	2012	2011

Net income	$2,614,177	$2,665,080	$2,993,093

Other comprehensive income (loss), net of tax
Unrealized holding (losses) gains arising during the period (net of deferred (benefits) taxes 2013 ($2,167,273); 2012 $472,938; 2011 $2,008,578);	(3,281,559)	716,095	3,041,273
Reclassification adjustment for impairment loss included in net income (net of deferred tax benefits 2013 $6,197; 2012 $0; 2011 $8,722);	9,384	-	13,206
Reclassification adjustment for gains included in net income (net of deferred taxes 2013 $243,383; 2012 $65,653; 2011 $134,696);	(368,517)	(99,408)	(203,950)
Total other comprehensive (loss) income	(3,640,692)	616,687	2,850,529

Comprehensive (loss) income	$(1,026,515)	$3,281,767	$5,843,622

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2013, 2012, and 2011

					Accumulated
					Other
					Comprehensive	Total
	Common Stock			Retained	(Loss)	Stockholders’
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balances, December 31, 2010	2,702,091	$2,702,091	$9,334,810	$15,300,344	$(1,004,599)	$26,332,646

Net income	-	-	-	2,993,093	-	2,993,093
Cash dividends, $.40 per share	-	-	-	(1,084,051)	-	(1,084,051)
Dividends reinvested under dividend reinvestment plan	15,818	15,818	102,795	-	-	118,613
Other comprehensive income, net of tax	-	-	-	-	2,850,529	2,850,529

Balances, December 31, 2011	2,717,909	2,717,909	9,437,605	17,209,386	1,845,930	31,210,830

Net income	-	-	-	2,665,080	-	2,665,080
Cash dividends, $.40 per share	-	-	-	(1,091,302)	-	(1,091,302)
Dividends reinvested under dividend reinvestment plan	19,069	19,069	167,301	-	-	186,370
Other comprehensive income, net of tax	-	-	-	-	616,687	616,687

Balances, December 31, 2012	2,736,978	2,736,978	9,604,906	18,783,164	2,462,617	33,587,665

Net income	-	-	-	2,614,177	-	2,614,177
Cash dividends, $.40 per share	-	-	-	(1,096,810)	-	(1,096,810)
Dividends reinvested under dividend reinvestment plan	10,392	10,392	108,429	-	-	118,821
Other comprehensive loss, net of tax	-	-	-	-	(3,640,692)	(3,640,692)

Balances, December 31, 2013	2,747,370	$2,747,370	$9,713,335	$20,300,531	$(1,178,075)	$31,583,161

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2013	2012	2011

Cash flows from operating activities:
Net income	$2,614,177	$2,665,080	$2,993,093
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,187,689	1,716,701	1,310,578
Provision for credit losses	260,000	250,000	663,000
Deferred income tax benefits, net	35,252	38,359	(214,529)
Gains on disposals of assets, net	(321,443)	(161,999)	(421,217)
Provision on losses of other real estate owned	5,695	-	40,000
Impairment losses on investment securities	15,581	-	91,928
Income on investment in life insurance	(234,298)	(247,364)	(479,093)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(58,917)	91,198	(2,636)
Decrease (increase) in other assets	637,425	(246,288)	632,311
Increase (decrease) in accrued interest payable	158	(19,736)	(7,030)
(Decrease) increase in other liabilities	(29,556)	3,222	(199,013)

Net cash provided by operating activities	4,111,763	4,089,173	4,407,392

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	15,171,085	18,762,583	14,206,384
Sales of available for sale debt securities	25,626,845	18,656,622	21,796,185
Purchases of available for sale mortgage-backed securities	(16,920,333)	(26,023,938)	(39,052,520)
Purchases of other available for sale investment securities	(4,185,719)	(9,097,291)	(8,306,325)
Purchase of FHLB stock	(4,900)	72,400	224,700
(Increase) decrease in loans, net	(22,295,595)	(17,401,804)	(4,853,572)
Proceeds from sales of other real estate	273,121	887,042	371,507
Proceeds from sales of premises and equipment	-	-	15,932
Purchases of premises and equipment	(262,598)	(182,548)	(411,804)

Net cash used by investing activities	(2,598,094)	(14,326,934)	(16,009,513)

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	2,459,040	10,949,022	5,283,304
Increase (decrease) in time deposits, net	(10,944,570)	9,395,203	12,216,529
(Decrease) increase in short-term borrowings	-	(254,749)	(4,019,199)
Cash dividends paid	(822,073)	(1,363,093)	(1,043,839)
Common stock dividends reinvested	118,821	186,370	118,613

Net cash (used) provided by financing activities	(9,188,782)	18,912,753	12,555,408

(Decrease) increase in cash and cash equivalents	(7,675,113)	8,674,992	953,287

Cash and cash equivalents, beginning of year	18,628,582	9,953,590	9,000,303

Cash and cash equivalents, end of year	$10,953,469	$18,628,582	$9,953,590

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2013	2012	2011

Supplementary Cash Flow Information:
Interest paid	$2,661,647	$3,274,832	$3,689,610
Income taxes paid	525,000	925,000	900,000
Total (increase) decrease in unrealized depreciation on available for sale securities	(6,045,150)	1,023,972	4,733,133

Supplementary Noncash Investing Activities:
Loans converted to other real estate	983,000	254,536	1,307,203

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. Loans converted to OREO through foreclosure proceedings totaled $983,000, $254,536, and $1,307,203 for the years ended December 31, 2013, 2012, and 2011, respectively. The Bank financed no sales of OREO for 2013, 2012, or 2011, respectively.

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

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Asset. As of December 31, 2013, 2012, and 2011, certain loans existed which management considered impaired (See Note 4). During the years ended December 31, 2013 and 2011, management deemed certain investment securities were impaired and recorded an impairment loss on these securities (See Note 3).

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

Note 2. Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $5,387,000, $4,713,000, and $4,573,000 during the years ended December 31, 2013, 2012, and 2011, respectively.

Note 3. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$28,360	$575,000	$-	$603,360
State and municipal	32,395,630	360,384	1,746,943	31,009,071
Corporate trust preferred	333,395	-	109,403	223,992
Mortgage-backed	43,512,419	688,095	1,723,255	42,477,259

	$76,269,804	$1,623,479	$3,579,601	$74,313,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$28,360	$-	$320	$28,040
State and municipal	38,528,451	2,623,768	14,797	41,137,422
Corporate trust preferred	349,646	-	65,116	284,530
Mortgage-backed	57,494,784	1,597,567	52,076	59,040,275

	$96,401,241	$4,221,335	$132,309	$100,490,267

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$28,360	$-	$-	$28,360
State and municipal	37,165,358	1,808,576	46,811	38,927,123
Corporate trust preferred	635,239	-	200,015	435,224
Mortgage-backed	61,972,542	1,606,338	103,032	63,475,848

	$99,801,499	$3,414,914	$349,858	$102,866,555

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies	$-	$-	$-	$-	$-	$-
State and Municipal	15,166,247	1,702,555	255,612	44,388	15,421,859	1,746,943
Corporate trust preferred	-	-	224,275	109,403	224,275	109,403
Mortgaged-backed	21,834,878	1,212,205	6,738,723	511,050	28,573,601	1,723,255

	$37,001,125	$2,914,760	$7,218,610	$664,841	$44,219,735	$3,579,601

At December 31, 2013, the Company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior notes with a Fitch credit rating of C, which is included in the securities described above. The market for these securities at December 31, 2013 was not active and markets for similar securities were also not active. As a result, the Company had cash flow testing performed as of December 31, 2013 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions. As a result of this testing, no write-down was required in 2012. Write-downs of $15,581 and $21,928 were taken on this security during 2013 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On December 31, 2013, the Bank held 10 investment securities having continuous unrealized loss positions for more than 12 months. Except as noted above, management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgaged-backed securities. The Bank has no mortgaged-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the remaining securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2013, management believes the impairments detailed in the table above are temporary and no additional impairment loss is required to be realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt and equity securities for which a portion of an other-then-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	2013	2012	2011

Estimated credit losses, beginning of year	$3,246,915	$3,246,915	$3,154,987
Credit losses - no previous OTTI recognized	-	-	70,000
Credit losses - previous OTTI recognized	15,581	-	21,928

Estimated credit losses, end of year	$3,262,496	$3,246,915	$3,246,915

Contractual maturities of investment securities at December 31, 2013, 2012, and 2011 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale
	Amortized	Fair
December 31, 2013	Cost	Value

Due within one year	$-	$-
Due over one to five years	-	-
Due over five to ten years	-	-
Due over ten years	32,729,025	31,233,063
Mortgage-backed, due in monthly installments	43,540,779	43,080,619

	$76,269,804	$74,313,682

	Available for Sale
	Amortized	Fair
December 31, 2012	Cost	Value

Due within one year	$125,021	$125,745
Due over one to five years	-	-
Due over five to ten years	400,000	415,028
Due over ten years	38,353,076	40,881,179
Mortgage-backed, due in monthly installments	57,523,144	59,068,315

	$96,401,241	$100,490,267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

	Available for Sale
	Amortized	Fair
December 31, 2011	Cost	Value

Due within one year	$-	$-
Due over one to five years	1,032,792	1,046,248
Due over five to ten years	300,838	329,884
Due over ten years	36,466,967	37,986,215
Mortgage-backed, due in monthly installments	62,000,902	63,504,208

	$99,801,499	$102,866,555

Proceeds from sales of available for sale securities prior to maturity totaled $25,626,845, $18,656,622, and $21,796,185 for the years ended December 31, 2013, 2012, and 2011, respectively. The Bank realized gains of $664,269 and losses of $318,938 on those sales for 2013. The Bank realized gains of $282,069 and losses of $119,475 on those sales for 2012. The Bank realized gains of $434,113 and losses of $25,467 on those sales for 2011. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax expense relating to net gains on sales of investment securities totaled $136,216, $64,135, and $161,190 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Bank has no derivative financial instruments required to be disclosed under ASC Topic 815, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4. Loans and Allowance

Major categories of loans are as follows:

	2013	2012	2011
Mortgage:
Residential	$123,645,939	$107,728,972	$107,664,598
Commercial	67,195,806	71,381,029	67,655,908
Construction and land development	6,582,553	3,915,299	5,091,870
Demand and time	4,172,747	4,901,107	7,193,074
Installment	73,230,433	66,096,285	50,118,030
	274,827,478	254,022,692	237,723,480
Unearned income on loans	(1,171,339)	(1,083,247)	(1,058,299)
	273,656,139	252,939,445	236,665,181
Allowance for credit losses	(2,972,019)	(3,307,920)	(3,930,924)

	$270,684,120	$249,631,525	$232,734,257

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $55,400,000, $47,427,000, and $31,907,000 of such loans at December 31, 2013, 2012, and 2011, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2013, 2012, and 2011, the amounts of such loans outstanding totaled $1,078,577, $354,257, and $4,887,753, respectively. During 2013, loan additions and repayments totaled $1,711,000 and $986,681, respectively.

Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Bank has segmented the loan portfolio into the following classifications:

●	Commercial and Industrial;
●	Commercial Real Estate;
●	Consumer and Indirect;
●	Residential Real Estate.

Each of these segments are reviewed and analyzed quarterly using the average historical charge-offs over a current three year period for their respective segments as well as the following qualitative factors:

●	Changes in the levels and trends in delinquencies, nonaccruals, classified assets and troubled debt restructurings
●	Changes in the nature and volume of the portfolio
●	Effects of any changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices
●	Changes in the experience, ability, and depth of management and staff
●	Changes in national and local economic conditions and developments, including the condition of various market segments
●	Changes in the concentration of credits within each pool
●	Changes in the quality of the Bank’s loan review system and the degree of oversight by the Board
●	Changes in external factors such as competition and the legal environment including Regulation B (Equal Opportunity Credit)
●	Changes in the underlying collateral for collateral dependent loans

The above factors result in a FAS 5, as codified in FASB ASC 450-10- 20, calculated reserve for environmental factors.

All credit exposures graded at or above a rating of “4” with outstanding balances (see ratings on page 21) are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is evaluated relative to the general reserve factor for assets of the same type and grade. If a specific reserve is appropriate and exceeds the general reserve factor, a specific reserve is to be established. Otherwise, the asset is included in the portfolio of assets that comprise the base upon which the general reserve is calculated. The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

The following table presents the total allowance by loan segment:

	Commercial		Consumer
	and	Commercial	and	Residential
2013	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$541,916	$1,183,240	$1,057,531	$392,506	$132,727	$3,307,920
Provision for credit losses	46,303	(374,067)	468,559	372,251	(253,046)	260,000
Recoveries	26,804	89,189	313,795	7,714	-	437,502
Loans charged off	(202,114)	-	(652,281)	(179,008)	-	(1,033,403)

Balance, end of year	$412,909	$898,362	$1,187,604	$593,463	$(120,319)	$2,972,019

Individually evaluated for impairment:
Balance in allowance	$278,786	$550,794	$178,657	$155,330	$-	$1,163,567
Related loan balance	278,786	3,364,193	636,174	1,629,643	-	5,908,796

Collectively evaluated for impairment:
Balance in allowance	$134,123	$347,568	$1,008,947	$438,133	$(120,319)	$1,808,452
Related loan balance	3,893,961	65,414,415	72,594,259	127,016,047	-	268,918,682

	Commercial		Consumer
	and	Commercial	and	Residential
2012	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$557,169	$2,012,962	$888,614	$595,812	$(123,633)	$3,930,924
Provision for credit losses	29,282	(919,161)	357,622	525,897	256,360	250,000
Recoveries	10,558	89,439	286,564	5,714	-	392,275
Loans charged off	(55,093)	-	(475,269)	(734,917)	-	(1,265,279)

Balance, end of year	$541,916	$1,183,240	$1,057,531	$392,506	$132,727	$3,307,920

Individually evaluated for impairment:
Balance in allowance	$451,126	$807,735	$20,000	$35,916	$-	$1,314,777
Related loan balance	796,511	4,980,503	76,251	1,545,028	-	7,398,293

Collectively evaluated for impairment:
Balance in allowance	$90,790	$375,505	$1,037,531	$356,590	$132,727	$1,993,143
Related loan balance	4,104,596	67,898,601	66,020,034	108,601,168	-	246,624,399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
2011	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$263,251	$2,108,223	$829,517	$196,275	$2,250	$3,399,516
Provision for credit losses	295,525	(165,691)	256,886	402,163	(125,883)	663,000
Recoveries	4,010	70,430	408,889	1,475	-	484,804
Loans charged off	(5,617)	-	(606,678)	(4,101)	-	(616,396)

Balance, end of year	$557,169	$2,012,962	$888,614	$595,812	$(123,633)	$3,930,924

Individually evaluated for impairment:
Balance in allowance	$455,735	$1,641,711	$44,235	$411,423	$-	$2,553,104
Related loan balance	1,248,279	7,538,638	125,455	1,963,886	-	10,876,258

Collectively evaluated for impairment:
Balance in allowance	$101,434	$371,251	$844,379	$184,389	$(123,633)	$1,377,820
Related loan balance	5,944,795	63,535,256	49,992,575	107,374,596	-	226,847,222

As of December 31, 2013 and 2011, the allowance for loan losses included an unallocated shortfall of $120,319 and $123,633, respectively. The 2013 shortfall is well within the internal Bank policy of 5% tolerance for actual to required reserves. The 2011 shortfall was due to a special reserve on a commercial real estate property that was based on an old appraisal. Management is comfortable with this shortfall as they believe the appraisal value is low based on sales of a portion of the property.

As of December 31, 2012 the allowance for loan losses included an unallocated excess amount of $132,727. Management is comfortable with this amount as they feel the amount is adequate to absorb additional inherent potential losses in the loan portfolio.

Credit Quality Information

The following table represents credit exposures by creditworthiness category for the year ending December 31, 2013. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
	and	Commercial	and	Residential
2013	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,594,809	$59,914,422	$71,554,400	$126,774,441	$261,838,072
Special mention	299,152	5,499,993	1,102,091	1,312,103	8,213,339
Substandard	278,786	3,364,193	508,243	559,146	4,710,368
Doubtful	-	-	65,699	-	65,699
Loss	-	-	-	-	-

	$4,172,747	$68,778,608	$73,230,433	$128,645,690	$274,827,478

Non-accrual	14,286	1,237,647	338,212	1,123,248	2,713,393
Troubled debt restructures	-	-	-	-	-
Number of TDRs contracts	-	-	-	-	-
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

	Commercial		Consumer
	and	Commercial	and	Residential
2012	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,296,139	$63,297,427	$64,160,355	$107,943,667	$239,697,588
Special mention	183,507	5,970,942	1,485,366	1,189,613	8,829,428
Substandard	421,461	3,610,735	360,672	1,012,916	5,405,784
Doubtful	-	-	89,892	-	89,892
Loss	-	-	-	-	-

	$4,901,107	$72,879,104	$66,096,285	$110,146,196	$254,022,692

Non-accrual	17,286	2,645,320	237,193	1,108,866	4,008,665
Troubled debt restructures	-	1,369,768	-	832,500	2,202,268
Number of TDRs accounts	-	1	-	1	2
Non-performing TDRs	-	1,369,768	-	832,500	2,202,268
Number of TDR accounts	-	1	-	1	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
2011	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$5,882,615	$58,798,799	$48,528,582	$106,301,944	$219,511,940
Special mention	327,048	4,736,458	1,324,580	1,333,217	7,721,303
Substandard	983,411	7,538,637	190,044	1,703,321	10,415,413
Doubtful	-	-	74,824	-	74,824
Loss	-	-	-	-	-

	$7,193,074	$71,073,894	$50,118,030	$109,338,482	$237,723,480

Non-accrual	20,286	4,484,260	74,824	481,323	5,060,693
Troubled debt restructures	9,491	2,818,295	-	1,280,423	4,108,209
Number of TDRs accounts	1	1	-	1	3
Non-performing TDRs	-	2,818,295	-	-	2,818,295
Number of TDR accounts	-	1	-	-	1

At December 31, 2013, the recorded investment in new 2013 troubled debt restructuring totaled $0. The TDR from 2011 that was at a balance of $832,500 at year-end 2012, is now on the books as OREO. The TDR from 2010 that was at a balance of $1,369,768 at year-end 2012, was paid off in the fourth quarter of 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

Current, past due, and nonaccrual loans by categories of loans are as follows:

			90 Days or
		30-89 Days	More and
2013	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,158,461	$-	$-	$14,286	$4,172,747
Commercial real estate	66,191,062	173,000	1,176,899	1,237,647	68,778,608
Consumer and indirect	71,755,109	1,137,112	-	338,212	73,230,433
Residential real estate	126,934,475	157,123	430,844	1,123,248	128,645,690

	$269,039,107	$1,467,235	$1,607,743	$2,713,393	$274,827,478

			90 Days or
		30-89 Days	More and
2012	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,678,297	$205,524	$-	$17,286	$4,901,107
Commercial real estate	68,879,791	-	1,353,993	2,645,320	72,879,104
Consumer and indirect	64,427,468	1,431,624	-	237,193	66,096,285
Residential real estate	108,545,538	233,045	258,747	1,108,866	110,146,196

	$246,531,094	$1,870,193	$1,612,740	$4,008,665	$254,022,692

			90 Days or
		30-89 Days	More and
2011	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$7,134,672	$38,116	$-	$20,286	$7,193,074
Commercial real estate	66,589,634	-	-	4,484,260	71,073,894
Consumer and indirect	48,744,945	1,298,261	-	74,824	50,118,030
Residential real estate	108,703,963	134,591	18,605	481,323	109,338,482

	$231,173,214	$1,470,968	$18,605	$5,060,693	$237,723,480

Loans on which the accrual of interest has been discontinued totaled $2,713,393, $4,008,665, and $5,060,693 at December 31, 2013, 2012, and 2011, respectively. Interest that would have been accrued under the terms of these loans totaled $180,770, $273,974, and $268,407 for the years ended December 31, 2013, 2012, and 2011, respectively. Loans past due 90 days or more and still accruing interest totaled $1,607,743, $1,612,740, and $18,605 at December 31, 2013, 2012 and 2011, respectively.

Non-accrual loans with specific reserves at December 31, 2013 are comprised of:

Commercial loans – Two loans to one borrower totaling $14,286 with $14,286 of specific reserves established for the loans.

Commercial Real Estate – Two loans to two borrowers in the amount of $1,237,647 secured by commercial and/or residential properties with specific reserves of $268,647 established for the loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

Residential Real Estate – Two loans to two borrowers in the amount of $382,058 secured by residential properties with specific reserves of $122,742 established for the loans.

Consumer and Indirect Loans – Four loans to four borrowers in the amount of $319,158 with $158,658 of specific reserves established for the loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

2013	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$559,146	$559,146	$15,768	$155,330	$563,961
Commercial	2,187,294	2,187,294	55,535	550,794	2,271,949
Consumer	393,740	393,740	20,767	178,657	394,356
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	278,786	278,786	11,541	278,786	286,433
Total impaired loans with specific reserves	$3,418,966	$3,418,966	$103,611	$1,163,567	$3,516,699

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,070,497	$1,070,497	$39,257	n/a	$1,071,479
Commercial	1,176,899	1,176,899	46,583	n/a	1,231,505
Consumer	10,602	10,602	-	n/a	-
Installment	180,204	180,204	-	n/a	-
Home Equity	51,628	51,628	-	n/a	50,999
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,489,830	$2,489,830	$85,840	-	$2,353,983

2012	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$180,416	$180,416	$11,838	$35,916	$182,019
Commercial	3,610,735	4,210,735	99,079	807,735	3,642,095
Consumer	75,513	75,513	7,759	20,000	76,098
Installment	147,301	147,301	7,806	29,666	147,574
Home Equity	-	-	-	-	-
Commercial	421,460	421,460	20,463	421,460	432,174
Total impaired loans with specific reserves	$4,435,425	$5,035,425	$146,945	$1,314,777	$4,479,960

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,364,612	$1,812,535	$75,050	n/a	$1,794,861
Commercial	1,369,768	1,369,768	-	n/a	2,440,982
Consumer	738	-	-	n/a	-
Installment	227,750	-	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,962,868	$3,182,303	$75,050	-	$4,235,843

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

2011	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,703,322	$1,703,322	$62,320	$411,423	$1,708,158
Commercial	6,502,986	7,102,986	218,564	1,641,711	6,559,298
Consumer	100,455	100,455	10,423	44,235	103,733
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	730,061	730,061	40,445	455,735	755,371
Total impaired loans with specific reserves	$9,036,824	$9,636,824	$331,752	$2,553,104	$9,126,560

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$260,564	$260,564	$7,149	n/a	$245,128
Commercial	1,035,652	1,035,652	50,036	n/a	1,051,139
Consumer	25,000	25,000	-	n/a	-
Installment	264,868	264,868	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	253,350	253,350	20,937	n/a	303,606
Total impaired loans with no specific reserve	$1,839,434	$1,839,434	$78,122	-	$1,599,873

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2013	2012	2011

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	6,142,509	6,083,675	5,962,830
Equipment and fixtures	5-30 years	5,187,984	5,126,477	5,182,979
Construction in progress		61,155	4,150	19,232
		12,076,625	11,899,279	11,850,018
Accumulated depreciation		(8,379,853)	(8,026,277)	(7,742,311)

		$3,696,772	$3,873,002	$4,107,707

Depreciation expense totaled $392,146, $409,032, and $392,493 for the years ended December 31, 2013, 2012, and 2011, respectively. Amortization of software and intangible assets totaled $26,236, $42,791, and $40,154 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Bank leases its Severna Park and Linthicum branches. Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2012 and $33,000 through September 2014. Minimum lease obligations under the Linthicum branch are $104,335 per year through December 2014, adjusted annually on a pre-determined basis, with one ten year extension option. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $137,232, $141,170, and $137,204 for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Short-term Borrowings

Short-term borrowings are as follows:

	2013	2012	2011

Notes payable - U.S. Treasury	$-	$-	$254,749

	$-	$-	$254,749

Notes payable to the U.S. Treasury represented Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank. The Bank paid interest on these balances at or below the Federal funds rate.

The Bank owned 14,529 shares of common stock of the FHLB at December 31, 2013. The Bank is required to maintain an investment of 0.2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 20% of the Bank’s total assets, or approximately $63,716,000 at December 31, 2013. Long-term advances totaled $20,000,000 under this credit arrangement at December 31, 2013 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings under this facility approximated $1,838,000, $399,000 and $811,000 for 2013, 2012, and 2011, respectively.

The Bank also had available $3,000,000 at December 31, 2013, 2012, and 2011, in a short-term credit facility, an unsecured line of credit, from another bank for short-term liquidity needs, if necessary. No outstanding borrowings existed under this credit arrangement at December 31, 2013, 2012, and 2011.

The Bank has an $8,000,000 and $5,000,000 federal funds lines of credit from two financial banks with nothing outstanding as of December 31, 2013.

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2013	2012	2011

Federal Home Loan Bank of Atlanta, convertible advances	$20,000,000	$20,000,000	$20,000,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-term Borrowings (continued)

At December 31, 2013, the scheduled maturities of long-term borrowings are approximately as follows:

2013

2017	10,000,000
2018	10,000,000
$20,000,000

Note 8. Deposits

Major classifications of interest-bearing deposits are as follows:

	2013	2012	2011

NOW and SuperNOW	$27,991,553	$31,699,734	$24,039,056
Money Market	19,219,579	20,734,875	18,084,117
Savings	71,278,801	68,516,141	60,063,518
Certificates of Deposit, $100,000 or more	28,916,597	28,213,893	31,414,705
Other time deposits	89,649,301	98,835,758	105,003,802

	$237,055,831	$248,000,401	$238,605,198

Interest expense on deposits is as follows:

	2013	2012	2011

NOW and SuperNOW	$11,300	$15,754	$28,819
Money Market	10,618	25,914	54,006
Savings	55,591	106,424	160,446
Certificates of Deposit, $100,000 or more	373,880	459,130	558,538
Other time deposits	1,562,938	2,003,684	2,236,531

	$2,014,327	$2,610,906	$3,038,340

At December 31, 2013, the scheduled maturities of time deposits are approximately as follows:

2013

2014	$49,524,000
2015	24,996,000
2016	14,748,000
2017	5,719,000
2018	18,683,000
2019 and thereafter	4,896,000

$118,566,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2,147,000, $2,188,000, and $2,053,000 at December 31, 2013, 2012, and 2011, respectively.

The Bank had no brokered deposits at December 31, 2013, 2012, and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes

The components of income tax expense for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Current:
Federal	$400,931	$448,832	$720,259
State	197,671	186,616	261,679

Total current	598,602	635,448	981,938
Deferred income taxes (benefits):
Federal	(9,542)	(5,130)	(156,652)
State	44,795	43,489	(57,876)

Total deferred taxes (benefits)	35,252	38,359	(214,528)

Income tax expense	$633,855	$673,807	$767,410

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011

Income before income tax expense (benefit)	$3,248,032	$3,338,887	$3,760,503

Taxes computed at Federal income tax rate	$1,104,331	$1,135,222	$1,278,569
Increase (decrease) resulting from:
Tax-exempt income	(630,710)	(644,546)	(600,429)
State income taxes, net of Federal income tax benefit	160,027	151,869	134,510
Other	207	31,262	(45,240)

Income tax expense	$633,855	$673,807	$767,410

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes (continued)

The components of the net deferred income tax benefits as of December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011

Deferred income tax benefits:
Accrued deferred compensation	$129,101	$120,695	$108,861
Impairment loss on investment securities	1,218,497	1,212,351	1,212,351
Allowance for credit losses	458,303	816,722	1,275,889
Nonaccrual interest	339,765	283,045	69,103
Alternative minimum tax credits	485,444	306,523	136,952
Accumulated depreciation	60,627	75,650	62,144
Other real estate owned	14,940	-	-
Reserve for unfunded commitments	78,890	78,890	78,890
Other temporary differences	1,332	-	-
Accumulated securities premium accretion	39,514	-	-
Net unrealized depreciation on investment securities available for sale	778,048	-	-
Total deferred income tax benefits	3,604,461	2,893,876	2,944,190

Deferred income tax liabilities:
Accumulated securities discount accretion	-	32,209	44,165
Net unrealized appreciation on investment securities available for sale	-	1,626,412	1,219,126
Total deferred income tax liabilities	-	1,658,621	1,263,291

Net deferred income tax benefits	$3,604,461	$1,235,255	$1,680,899

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future. At December 31, 2013, 2012, and 2011, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes).

The Company’s federal income tax returns for 2012, 2011, and 2010 are subject to examinations by the IRS generally for three years after they were filed. In addition, the Company’s state tax returns for the same years are subject to examination by state tax authorities for similar time periods. The 2013 income tax return will be filed in 2014.

Note 10. Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees. Annual contributions, included in employee benefit expense, totaled $260,400, $241,035 and $242,296 for the years ended December 31, 2013, 2012 and 2011, respectively. The Bank is also making additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of a prior defined benefit pension plan. These additional contributions, also included in employee benefit expense, totaled $8,159, $8,159, and $16,116 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Pension and Profit Sharing Plans (continued)

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan, included in employee benefit expense, totaled $304,558, $317,108, and $327,715 for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 11. Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies. Cash value totaled $8,914,817, $8,680,519, and $8,433,155 at December 31, 2013, 2012, and 2011, respectively. Income on their insurance investment totaled $234,297, $247,364, and $239,524 for 2013, 2012, and 2011, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees. Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 12. Other Operating Expenses

Other operating expenses include the following:

	2013	2012	2011

Professional services	$635,502	$531,112	$509,073
Stationery, printing and supplies	201,883	178,932	187,080
Postage and delivery	139,096	150,374	154,110
FDIC assessment	234,203	39,622	572,425
Directors fees and expenses	226,881	194,700	212,954
Marketing	207,527	253,177	219,737
Data processing	34,909	46,939	40,565
Correspondent bank services	55,444	43,466	49,316
Telephone	255,955	218,414	181,328
Liability insurance	71,722	72,578	71,893
Losses (gains) and expenses on OREO	73,698	68,499	148,227
Other ATM expense	117,617	134,510	124,105
Other	462,682	454,142	317,227

	$2,717,119	$2,386,465	$2,788,040

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2013	2012	2011
Loan commitments:
Construction and land development	$1,561,000	$822,000	$260,000
Other mortgage loans	2,817,000	6,225,000	3,070,000

	$4,378,000	$7,047,000	$3,330,000
Unused lines of credit:
Home-equity lines	$11,067,236	$9,882,497	$9,232,242
Commercial lines	7,726,424	8,615,844	9,368,770
Secured consumer line	24,043	3,002	19,175
Unsecured consumer lines	673,123	687,173	753,845

	$19,490,826	$19,188,516	$19,374,032

Letters of credit:	$32,000	$32,000	$32,000

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2013, the Bank has accrued $200,000 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.

Retained earnings from which dividends may not be paid without prior approval totaled approximately $15,293,000, $14,312,000, and $14,130,000 at December 31, 2013, 2012, and 2011, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. There were no options issued during the years ended December 31, 2013, 2012 and 2011.

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

At December 31, 2013, shares of common stock reserved for issuance under the plan totaled 48,011.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2013, 2012, and 2011, shares of common stock purchased under the plan totaled 10,392, 19,069, and 15,818, respectively. At December 31, 2013, shares of common stock reserved for issuance under the plan totaled 211,118.

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

There was no activity under this plan for the years ended December 31, 2013, 2012, and 2011.

At December 31, 2013, shares of common stock reserved for issuance under the plan totaled 313,919.

The Board of Directors may suspend or discontinue the plan at its discretion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity (continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2013, 2012, and 2011, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

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

A comparison of capital as of December 31, 2013, 2012, and 2011 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
Total Capital
(to Risk Weighted Assets)
Company	$35,933,000	14.1%	$20,329,844	8.0%	N/A
Bank	35,624,000	14.1%	20,183,569	8.0%	$25,229,462	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$32,761,000	12.9%	$10,166,330	4.0%	N/A
Bank	32,470,000	12.9%	10,091,686	4.0%	$15,137,529	6.0%

Tier I Capital
(to Average Assets)
Company	$32,761,000	8.7%	$15,079,862	4.0%	N/A
Bank	32,470,000	8.6%	15,119,907	4.0%	$18,899,884	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
Total Capital
(to Risk Weighted Assets)
Company	$34,165,000	14.1%	$19,425,729	8.0%	N/A
Bank	33,807,000	14.0%	19,290,728	8.0%	$24,113,409	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$31,124,000	12.8%	$9,711,076	4.0%	N/A
Bank	30,787,000	12.8%	9,643,540	4.0%	$14,465,309	6.0%

Tier I Capital
(to Average Assets)
Company	$31,124,000	8.3%	$15,072,155	4.0%	N/A
Bank	30,787,000	8.1%	15,297,888	4.0%	$19,122,360	5.0%

As of December 31, 2011
Total Capital
(to Risk Weighted Assets)
Company	$32,186,000	14.4%	$17,943,415	8.0%	N/A
Bank	31,884,000	14.2%	17,962,817	8.0%	$22,453,521	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	26,365,000	13.1%	8,973,262	4.0%	N/A
Bank	29,061,000	12.9%	8,983,308	4.0%	13,474,961	6.0%

Tier I Capital
(to Average Assets)
Company	29,365,000	8.2%	14,324,390	4.0%	N/A
Bank	29,061,000	8.0%	14,530,500	4.0%	18,163,125	5.0%

Note 15. Earnings Per Common Share

Earnings per common share are calculated as follows:

	2013	2012	2011
Basic:
Net income	$2,614,177	$2,665,080	$2,993,093
Weighted average common shares outstanding	2,742,003	2,728,072	2,710,455
Basic net income per share	$0.95	$0.98	$1.10

Diluted earnings per share calculations were not required for 2013, 2012, and 2011 as there were no options outstanding at December 31, 2013, 2012, and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Fair Values of Financial Instruments

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

The following table shows the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2013, 2012, and 2011. Items that are not financial instruments are not included.

	2013		2012		2011
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$9,214,503	$9,214,503	$9,332,087	$9,332,087	$6,877,110	$6,877,110
Interest-bearing deposits in other financial institutions	1,636,194	1,636,194	6,627,394	6,627,394	2,422,579	2,422,579
Federal funds sold	102,772	102,772	2,669,101	2,669,101	653,901	653,901
Investment securities available for sale	74,313,682	74,313,682	100,490,267	100,490,267	102,866,555	102,866,555
Federal Home Loan Bank Stock	1,452,900	1,452,900	1,448,000	1,448,000	1,520,400	1,520,400
Maryland Financial Bank Stock	30,000	30,000	30,000	30,000	30,000	30,000
Ground rents	169,200	169,200	175,200	175,200	175,200	175,200
Loans, less allowance for credit losses	270,684,120	270,684,120	249,631,525	251,419,000	232,734,257	231,912,000
Accrued interest receivable	1,509,238	1,509,238	1,450,321	1,450,321	1,541,519	1,541,519

Financial liabilities:
Deposits	323,803,356	291,046,000	332,288,886	314,680,000	311,944,661	293,713,000
Short-term borrowings	-	-	-	-	254,749	254,749
Long-term borrowings	20,000,000	21,032,000	20,000,000	21,899,000	20,000,000	21,425,000
Dividends payable	274,737	274,737	-	-	271,791	271,791
Accrued interest payable	28,523	28,523	28,365	28,365	48,101	48,101
Unrecognized financial instruments:
Commitments to extend credit	23,868,826	23,868,826	26,235,516	26,235,516	22,704,032	22,704,032
Standby letters of credit	32,000	32,000	32,000	32,000	32,000	32,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Fair Values of Financial Instruments (continued)

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

Note 17. Fair Value Measurements

The Company follows ASC Topic 820, Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis or on a nonrecurring basis.

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

Note 17. Fair Value Measurements (continued)

Fair Value Hierarchy
Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)
Level 3 – Significant unobservable inputs (including the Bank’s own assumptions in determining the fair value of assets or liabilities)

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820. The Bank’s securities available-for-sale are the only assets or liabilities subject to fair value measurements on a recurring basis. The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. At December 31, 2013 these non-recurring assets consisted of 21 loans classified as both nonaccrual (13) and accruing loans (8) and a homogeneous pool of indirect and consumer loans considered to be impaired, which are valued under Level 3 inputs and four properties classified as OREO valued under Level 2 inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Fair Value Measurements (continued)

Fair value measurements on a recurring and non-recurring basis at December 31, 2013 are as follows:

				Fair
December 31, 2012	Level 1	Level 2	Level 3	Value
Recurring:
Securities available for sale	$-	$100,490,267	$-	$100,490,267

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	6,083,516	6,083,516
OREO	-	478,190	-	478,190
	$-	$100,968,457	$6,113,516	$107,081,973
Activity:
Securities available for sale:
Purchases of securities	-	21,106,052	-	21,106,052
Sales, calls, and maturities of securities	-	(40,452,598)	-	(40,452,598)
Net amortization/accretion of premium/discount	-	(768,638)	(670)	(769,308)
Increase (decrease) in market value	454,000	(6,455,126)	(44,024)	(6,045,150)
OTTI on investments	-	-	(15,581)	(15,581)
Transfer to level 1	119,600	(119,600)	-	-
Transfer to level 2	-	(284,550)	284,550	-

Maryland Financial Bank stock
OTTI on stock	-	-	-	-

Impaired loans:
New impaired loans	-	-	1,659,984	1,659,984
Payments and other loan reductions	-	-	(2,529,599)	(2,529,599)
Change in total provision	-	-	432,609	432,609
Loans converted to OREO	-	-	(901,281)	(901,281)

OREO:
OREO converted from loans	-	983,000	-	983,000
Sales of OREO	-	(273,121)	-	(273,121)
Write-down of OREO	-	(5,695)		(5,695)
Loss on disposal of OREO	-	(11,601)		(11,601)

December 31, 2013
Recurring:
Securities available for sale	573,600	73,515,807	224,275	74,313,682

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	4,745,229	4,745,229
OREO	-	1,170,773	-	1,170,773

	$573,600	$74,686,580	$4,999,504	$80,259,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Fair Value Measurements (continued)

Securities available-for-sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Bank determines such fair values from independent appraisals. Based on these appraisals, management has applied a specific valuation allowance allocation of $1,163,567 to the impaired loans, which management considers to be level 3 inputs. In addition, the Maryland Financial Bank stock was written down by $70,000 to a value of $30,000 in 2011 due to the price of a new stock offering, which was discounted to par, which management considered level 3 inputs.

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

Note 18. Recently Issued Accounting Pronouncements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Recently Issued Accounting Pronouncements (continued)

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

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. This ASU did not have a significant impact on the Company’s financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and did not have a significant impact on the Company’s financial statements.

ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Corporation beginning January 1, 2013 (early adoption permitted) and did not have a significant impact on the Corporation’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Recently Issued Accounting Pronouncements (continued)

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2013-08, “Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of investment companies and sets forth a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 is effective for the Corporation on January 1, 2014 and is not expected to have any impact on the Company’s financial statements.

ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” ASU 2013-10 permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). ASU 2013-10 became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2013-12, “Definition of a Public Business Entity - An Addition to the Master Glossary.” ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. ASU 2013-12 did not have a significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2013	2012	2011

Assets
Cash	$296,245	$75,902	$314,322
Investment in The Bank of Glen Burnie	31,292,459	33,250,639	30,907,210
Investment in GBB Properties, Inc.	255,170	255,470	255,770
Due from subsidiaries	2,067	1,362	1,027
Other assets	11,957	4,292	4,292

Total assets	$31,857,898	$33,587,665	$31,482,621

Liabilities and Stockholders’ Equity
Dividends payable	$274,737	$-	$271,791
Total liabilities	274,737	-	271,791

Stockholders’ equity:
Common stock	2,747,370	2,736,978	2,717,909
Surplus	9,713,335	9,604,906	9,437,605
Retained earnings	20,300,531	18,783,164	17,209,386
Accumulated other comprehensive income (loss), net of benefits	(1,178,075)	2,462,617	1,845,930
Total stockholders’ equity	31,583,161	33,587,665	31,210,830

Total liabilities and stockholders’ equity	$31,857,898	$33,587,665	$31,482,621

Statements of Income

Years Ended December 31,	2013	2012	2011

Dividends and distributions from subsidiaries	$980,000	$980,000	$920,000
Other expenses	(76,005)	(65,446)	(58,172)
Income before income tax benefit and equity in undistributed net income of subsidiaries	903,995	914,554	861,828
Income tax benefit	27,970	24,084	21,120
Change in undistributed equity of subsidiaries	1,682,212	1,726,442	2,110,145

Net income	$2,614,177	$2,665,080	$2,993,093

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2013	2012	2011

Cash flows from operating activities:
Net income	$2,614,177	$2,665,080	$2,993,093
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in other assets	(7,665)	-	291
(Increase) decrease in due from subsidiaries	(705)	(335)	387
Change in undistributed equity of subsidiaries	(1,682,212)	(1,726,441)	(2,110,145)

Net cash provided by operating activities	923,595	938,304	883,626

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	118,821	186,369	118,613
Dividends paid	(822,073)	(1,363,093)	(1,043,839)

Net cash used in financing activities	(703,252)	(1,176,724)	(925,226)

Increase (decrease) in cash	220,343	(238,420)	(41,600)

Cash, beginning of year	75,902	314,322	355,922

Cash, end of year	$296,245	$75,902	$314,322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2013
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,004	$3,940	$3,708	$3,630
Interest expense	571	675	699	717
Net interest income	3,433	3,265	3,009	2,913
Provision for credit losses	260	-	-	-
Net securities gains	71	150	122	2
Income before income taxes	814	1,039	788	607
Net income	650	795	640	529
Net income per share (basic and diluted)	$0.23	$0.29	$0.24	$0.19

2012
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,828	$4,005	$3,928	$4,056
Interest expense	767	810	830	848
Net interest income	3,061	3,195	3,098	3,208
Provision for credit losses	100	150	-	-
Net securities gains	45	62	33	23
Income before income taxes	761	833	805	940
Net income	609	670	656	730
Net income per share (basic and diluted)	$0.23	$0.24	$0.24	$0.27

2011
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,174	$4,349	$4,323	$4,286
Interest expense	902	915	927	939
Net interest income	3,272	3,434	3,396	3,347
Provision for credit losses	288	150	-	225
Net securities gains	63	85	73	188
Income before income taxes	831	1,009	998	922
Net income	756	770	758	709
Net income per share (basic and diluted)	$0.28	$0.28	$0.28	$0.26

