Form 10-Q
period 2014-03-31
GLEN BURNIE BANCORP
filed 2014-05-15
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At May 6, 2014, the number of shares outstanding of the registrant’s common stock was 2,754,305.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)	(audited)

Cash and due from banks	$8,237	$9,214
Interest-bearing deposits in other financial institutions	6,948	1,636
Federal funds sold	4,194	103
Cash and cash equivalents	19,379	10,953
Investment securities available for sale, at fair value	73,464	74,314
Federal Home Loan Bank stock, at cost	1,328	1,453
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses
(March 31: $2,976; December 31: $2,972)	278,548	270,684
Premises and equipment, at cost, less accumulated depreciation	3,723	3,697
Other real estate owned	863	1,171
Cash value of life insurance	8,970	8,915
Other assets	5,080	5,977

Total assets	$391,385	$377,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$336,923	$323,803
Long-term borrowings	20,000	20,000
Other liabilities	1,466	1,807
Total liabilities	358,389	345,610

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: March 31: 2,750,876 shares; December 31: 2,747,370 shares	2,751	2,747
Surplus	9,750	9,714
Retained earnings	20,498	20,301
Accumulated other comprehensive loss, net of taxes	(3)	(1,178)
Total stockholders’ equity	32,996	31,584

Total liabilities and stockholders’ equity	$391,385	$377,194

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Interest income on:
Loans, including fees	$3,106	$3,003
U.S. Treasury and U.S. Government agency securities	216	187
State and municipal securities	330	418
Other	23	22
Total interest income	3,675	3,630

Interest expense on:
Deposits	430	559
Long-term borrowings	158	158
Total interest expense	588	717

Net interest income	3,087	2,913

Provision for credit losses	38	-

Net interest income after provision for credit losses	3,049	2,913

Other income:
Service charges on deposit accounts	124	138
Other fees and commissions	171	175
Other non-interest income	4	6
Income on life insurance	55	58
Gains on investment securities	79	2
Total other income	433	379

Other expenses:
Salaries and employee benefits	1,677	1,655
Occupancy	222	202
Other expenses	1,016	828
Total other expenses	2,915	2,685

Income before income taxes	567	607

Income tax expense	94	78

Net income	$473	$529

Basic and diluted earnings per share of common stock	$0.17	$0.19

Weighted average shares of common stock outstanding	2,750,603	2,736,978

Dividends declared per share of common stock	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$473	$529

Other comprehensive income, net of tax

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	1,223	(408)

Reclassification adjustment for gains included in net income	(48)	(1)

Comprehensive income	$1,648	$120

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$473	$529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	144	383
Provision for credit losses	38	-
Gains on disposals of assets, net	(1)	(2)
Income on investment in life insurance	(55)	(58)
Changes in assets and liabilities:
Decrease (increase) in other assets	116	(6)
Decrease in other liabilities	(342)	(543)

Net cash provided by operating activities	373	303

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	1,820	4,871
Proceeds from maturities and sales of other investment securities	2,263	282
Purchases of investment securities	(1,244)	(8,910)
Sales of Federal Home Loan Bank stock	125	85
Proceeds from sales of other real estate	230	66
Increase in loans, net	(7,902)	(2,438)
Purchases of premises and equipment	(124)	(102)

Net cash used by investing activities	(4,832)	(6,146)

Cash flows from financing activities:
Increase in deposits, net	13,120	1,852
Dividends paid	(275)	-
Common stock dividends reinvested	40	-

Net cash provided by financing activities	12,885	1,852

Increase (decrease) in cash and cash equivalents	8,426	(3,991)

Cash and cash equivalents, beginning of year	10,953	18,628

Cash and cash equivalents, end of period	$19,379	$14,637

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2014 and 2013.

Operating results for the three months ended March 31, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

	Three Months Ended
	March 31,
	2014	2013
Basic and diluted:
Net income	$473,000	$529,000
Weighted average common shares outstanding	2,750,603	2,736,978
Basic and dilutive net income per share	$0.17	$0.19

Diluted earnings per share calculations were not required for the three months ended March 31, 2014 and 2013, since there were no options outstanding.

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

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, is expected to eliminate diversity in practice as it provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The changes were effective for the Company during the first quarter of 2014. Adoption of this ASU had no impact on the financial statements of the Company.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis.  Two assets are valued under Level 1 inputs at March 31, 2014 or December 31, 2013.  The Company has assets measured by fair value measurements on a non-recurring basis during 2014.  At March 31, 2014,  these assets include 20 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and two properties classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
	Level 1	Level 2	Level 3	Value
December 31, 2013
Recurring:
Investment securities available for sale (AFS)	$574	$73,516	$224	$74,314

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	4,745	4,745
OREO	-	1,171	-	1,171
	574	74,687	4,999	80,260

Activity:
Investment securities AFS
Purchases of investment securities	-	1,244	-	1,244
Sales, calls and maturities of investment securities	-	(4,083)	-	(4,083)
Amortization/accretion of premium/discount	-	(41)	-	(41)
Increase (decrease) in market value	124	2,004	(98)	2,030

Loans
Payments and other loan reductions	-	-	(179)	(179)
Change in total provision	-	-	(85)	(85)
Loans converted to OREO	-	-	-	-

OREO
OREO converted from loans	-	-	-	-
Sales of OREO	-	(230)	-	(230)
Loss on disposal of OREO	-	(78)	-	(78)

March 31, 2014
Recurring:
Investment securities AFS	698	72,640	126	73,464

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	4,481	4,481
OREO	-	863	-	863
	$698	$73,503	$4,637	$78,838

The estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2014		December 31, 2013
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$8,237	$8,237	$9,214	$9,214
Interest-bearing deposits	6,948	6,948	1,636	1,636
Federal funds sold	4,194	4,194	103	103
Investment securities	73,464	73,464	74,314	74,314
Investments in restricted stock	1,328	1,328	1,453	1,453
Ground rents	172	172	169	169
Loans, net	278,548	270,332	270,684	270,684
Accrued interest receivable	1,347	1,347	1,509	1,509

Financial liabilities:
Deposits	336,923	303,257	323,803	291,046
Long-term borrowings	20,000	21,021	20,000	21,032
Dividends payable	275	275	275	275
Accrued interest payable	37	37	29	29

Off-balance sheet commitments	24,761	24,761	23,901	23,901

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$-	$-	$-	$-	$-	$-
State and Municipal	7,275	404	3,251	353	10,526	757
Corporate Trust Preferred	-	-	126	120	126	120
Mortgage Backed	18,559	793	8,679	554	27,238	1,347
	$25,834	$1,197	$12,056	$1,027	$37,890	$2,224

At March 31, 2014, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Moody’s rating of Ca.  The market for this security (two different portions) at March 31, 2014 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of March 31, 2014 by an unrelated third party specialist in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions.  As a result of this testing, no write-down was required in the first quarter of 2014.  There was a write-down of $15,312 done on the larger portion of the security during the third quarter of 2013 and a write-down of $269 done on the larger portion of the security during the fourth quarter of 2013.

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

As of March 31, 2014, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On March 31, 2014, the Bank held 19 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities.  The Bank has no mortgage-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Except as noted above, as of March 31, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	At	At
	March 31,	December 31,
	2014	2013
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,262	$3,247
Credit losses - no previous OTTI recognized	-	-
Credit losses - previous OTTI recognized	-	15

Estimated credit losses, end of period	$3,262	$3,262

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  The Company had consolidated net income of $473,000 ($0.17 basic and diluted earnings per share) for the first quarter of 2014, compared to the first quarter of 2013 consolidated net income of $529,000 ($0.19 basic and diluted income per share), a 10.59% decrease.  The decrease in net income for the first quarter was primarily due to increases in other expenses and provision for loan loss, partially offset by decreases in interest expense and an increase in gains on investment securities. During the three months ended March 31, 2014, deposits increased by $13,120,000 and net loans increased by $7,864,000.

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2014 was $3,087,000, compared to $2,913,000 for the same period in 2013, an increase of $174,000 (5.98%) for the three months.

Interest income for the first quarter increased from $3,630,000 in 2013 to $3,675,000 in 2014, a 1.24% increase.    This increase was primarily due to the increased volume of loans during the quarter.

Interest expense for the first quarter decreased from $717,000 in 2013 to $588,000 in 2014, an 18.00% decrease.     The decrease was due to the lower interest rates paid on deposit balances.

Net interest margins on a tax equivalent basis for the three months ended March 31, 2014 was 3.74%, compared to 3.56% for the three months ended March 31, 2013.   The increase of the net interest margin for the first quarter was primarily due to improvement in the yields on earning assets and a decline in the rates paid on deposits.

Provision for Credit Losses.  The Company made a provision for credit losses of $38,000 during the three month period ending March 31, 2014 and $0 during the three month period ending March 31, 2013.  As of March 31, 2014, the allowance for credit losses equaled 71.33% of non-accrual and past due loans compared to 68.78% at December 31, 2013 and 57.82% at March 31, 2013.  During the three month period ended March 31, 2014, the Company recorded a net charge-off of $34,000, compared to net charge-offs of $17,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2014 period represent 0.04% of the average loan portfolio.

Other Income.  Other income increased from $379,000 for the three month period ended March 31, 2013, to $433,000 for the corresponding 2014 period, an $54,000 (14.25%) increase.  The increase for the three month period was due to an increase in gains on investment securities, partially offset by a reduction in service charges.

Other Expenses.  Other expenses increased from $2,685,000 for the three month period ended March 31, 2013, to $2,915,000 for the corresponding 2014 period, a $230,000 (8.57%) increase.  The increase for the three month period was primarily due to an increase in losses on other real estate of $78,000, a $56,000 increase in the FDIC assessment and a $33,000 increase in other professional services along with increases in other loan expenses and salaries and employee benefits.

Income Taxes.  During the three months ended March 31, 2014, the Company recorded income tax expense of $94,000, compared to income tax expense of $78,000 for the same respective period in 2013.  The Company’s effective tax rate for the three month period in 2014 was 16.58%, compared to 12.85% for the prior year period.  The increase in the effective tax rate for the three month period was due to a decrease in state and municipal income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the first quarter of 2014, comprehensive income, net of tax, totaled $1,648,000, compared to the March 31, 2013 comprehensive income of $120,000. The increase was due to an increase in the net unrealized gain on securities during the three month period.

Financial Condition

General.  The Company’s assets increased to $391,385,000 at March 31, 2014 from $377,194,000 at December 31, 2013, primarily due to an increase in cash and cash equivalents and an increase in loans funded primarily by deposit growth.  The Bank’s net loans totaled $278,548,000 at March 31, 2014, compared to $270,684,000 at December 31, 2013, an increase of $7,864,000 (2.91%), primarily attributable to an increase in purchase money mortgages and indirect lending, offset by decreases primarily in  commercial and industrial mortgages and refinance loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $73,464,000 at March 31, 2014, an $850,000 (1.15%) decrease from $74,314,000 at December 31, 2013.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2014, totaled $19,379,000, an increase of $8,426,000 (76.93%) from the December 31, 2013 total of $10,953,000.  The increase in cash and cash equivalents was a result of the excess in deposits not used to fund loans.

Deposits as of March 31, 2014, totaled $336,923,000, which is an increase of $13,120,000 (4.05%) from $323,803,000 at December 31, 2013. Demand deposits as of March 31, 2014, totaled $90,437,000, which is an increase of $3,689,000 (4.25%) from $86,748,000 at December 31, 2013. NOW accounts as of March 31, 2014, totaled $29,219,000, which is an increase of $1,227,000 (4.38%) from $27,992,000 at December 31, 2013. Money market accounts as of March 31, 2014, totaled $20,309,000, which is an increase of $1,089,000 (5.67%), from $19,220,000 at December 31, 2013. Savings deposits as of March 31, 2014, totaled $72,658,000, which is an increase of $1,379,000 (1.93%) from $71,279,000 at December 31, 2013. Certificates of deposit over $100,000 totaled $32,541,000 on March 31, 2014, which is an increase of $3,624,000 (12.53%) from $28,917,000 at December 31, 2013. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $91,759,000 on March 31, 2014, which is a $2,110,000 (2.35%) increase from the $89,649,000 total at December 31, 2013.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the three months ended March 31, 2014 and the year ended December 31, 2013.

At March 31, 2014			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,740	$171	$-	$14	$3,925
Commercial real estate	65,725	15	1,167	1,191	68,098
Consumer and indirect	78,734	699	-	309	79,742
Residential real estate	127,791	1,646	43	1,448	130,928

	$275,990	$2,531	$1,210	$2,962	$282,693

At December 31, 2013			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,159	$-	$-	$14	$4,173
Commercial real estate	66,191	173	1,177	1,238	68,779
Consumer and indirect	71,755	1,137	-	338	73,230
Residential real estate	126,934	157	431	1,123	128,645

	$269,039	$1,467	$1,608	$2,713	$274,827

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans.  For the period ending March 31, 2014, the allowance for loan loss is $2,976,000 and the unearned income is $1,170,000.  For the period ending December 31, 2013, the allowance for loan loss is $2,972,000 and the unearned income is $1,171,000.

	At	At
	March 31,	December 31,
	2014	2013
	(Dollars in Thousands)

Restructured loans	$-	$-
Non-accrual and 90 days or more and still accruing loans to gross loans	1.48%	1.58%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	71.33%	68.78%

At March 31, 2014, there was $2,623,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known  information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at March 31, 2014 are comprised of:

Consumer loans – Four loans to four borrowers in the amount of $319,000 with a specific reserve of $159,000 established for the loan.

Commercial loans - Two loans to one borrower totaling $14,000 with $14,000 of specific reserves established.

Commercial Real Estate – Two loans to two borrowers in the amount of $1,191,000, secured by commercial and/or residential properties with a specific reserve of $241,000 established for the loans.

Residential Real Estate – Six loans to five borrowers in the amount of $1,398,000, secured by residential property with a specific reserve of $522,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2014 and December 31, 2013.

(Dollars in thousands)
March 31, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,574	1,574	8	553	1,578
Commercial	1,191	1,191	-	241	1,213
Consumer	393	393	6	179	393
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	276	276	3	276	277
Total impaired loans with specific reserves	$3,434	3,434	17	1,249	3,461

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$43	43	-	n/a	50
Commercial	2,112	2,112	48	n/a	2,118
Consumer	-	-	-	n/a	-
Installment	141	141	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,296	2,296	48	-	2,168

(Dollars in thousands)
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$559	559	16	155	564
Commercial	2,187	2,187	56	551	2,272
Consumer	394	394	21	179	394
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	279	279	11	279	287
Total impaired loans with specific reserves	$3,419	3,419	104	1,164	3,517

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,070	1,070	39	n/a	1,071
Commercial	1,177	1,177	47	n/a	1,232
Consumer	11	11	-	n/a	-
Installment	180	180	-	n/a	-
Home Equity	52	52	-	n/a	51
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,490	2,490	86	-	2,354

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending March 31, 2014 and the year ended December 31, 2013.  The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk.  The Bank’s internal creditworthiness is based on experience with similarly graded credits.  Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
March 31, 2014	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,544	$59,354	$78,136	$129,207	$270,241
Special mention	15	1,299	1,032	476	2,822
Substandard	366	7,445	508	1,245	9,564
Doubtful	-	-	66	-	66
Loss	-	-	-	-	-

	$3,925	$68,098	$79,742	$130,928	$282,693

Non-accrual	14	1,191	309	1,448	2,962
Troubled debt restructures	-	-	-	-	-
Number of TDRs contracts	-	-	-	-	-
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

	Commercial		Consumer
December 31, 2013	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,595	$59,915	$71,554	$126,774	$261,838
Special mention	299	5,500	1,102	1,312	8,213
Substandard	279	3,364	508	559	4,710
Doubtful	-	-	66	-	66
Loss	-	-	-	-	-

	$4,173	$68,779	$73,230	$128,645	$274,827

Non-accrual	14	1,238	338	1,123	2,713
Troubled debt restructures	-	-	-	-	-
Number of TDRs contracts	-	-	-	-	-
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

Other Real Estate Owned.  At March 31, 2014, the Company had $863,000 in real estate acquired in partial or total satisfaction of debt, compared to $1,171,000 at December 31, 2013.  This decrease for 2014 was the result of $78,000 being written off on three properties and two properties with a value of $230,000 being sold.   Currently two properties are left on OREO at March 31, 2014.  One of these properties sold on April 2, 2014 in the amount of $700,000.  All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2014 and the year ended December 31, 2013 were as follows:

	Commercial		Consumer
March 31, 2014	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$413	$898	$1,188	$593	$(120)	$2,972
Provision for credit losses	(2)	(528)	12	412	144	38
Recoveries	1	22	66	-	-	89
Loans charged off	-	-	(123)	-	-	(123)

Balance, end of quarter	$412	$392	$1,143	$1,005	$24	$2,976

Individually evaluated for impairment:
Balance in allowance	$276	$241	$179	$553	$-	$1,249
Related loan balance	276	3,303	534	1,617	-	5,730

Collectively evaluated for impairment:
Balance in allowance	$136	$151	$964	$452	$24	$1,727
Related loan balance	3,649	64,795	79,208	129,311	-	276,963

	Commercial		Consumer
December 31, 2013	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$542	$1,183	$1,057	$393	$133	$3,308
Provision for credit losses	46	(374)	469	372	(253)	260
Recoveries	27	89	314	7	-	437
Loans charged off	(202)	-	(652)	(179)	-	(1,033)

Balance, end of year	$413	$898	$1,188	$593	$(120)	$2,972

Individually evaluated for impairment:
Balance in allowance	$279	$551	$179	$155	$-	$1,164
Related loan balance	279	3,364	637	1,629	-	5,909

Collectively evaluated for impairment:
Balance in allowance	$134	$347	$1,009	$438	$(120)	$1,808
Related loan balance	3,894	65,415	72,593	127,016	-	268,918

As of March 31, 2014 and December 31, 2013, the allowance for loan losses included an unallocated excess (shortfall) in the amount of $24,000 and ($120,000), respectively.  Management is comfortable with these amounts as they feel the amounts are adequate to absorb additional inherent potential losses in the loan portfolio.

	At	At
	March 31,	March 31,
	2014	2013
	(Dollars in Thousands)

Average loans	$274,766	$251,084
Net charge-offs to average loans (annualized)	0.04%	0.03%

During 2014, loans to 19 borrowers and related entities totaling approximately $123,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments.  As of March 31, 2014, the Bank had outstanding commitments totaling $24,761,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the first quarter of 2014.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2014.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)

Assets:
Cash and due from banks	$-	$-	$-	$-	$8,237
Federal funds and overnight deposits	11,142	-	-	-	11,142
Securities	-	-	369	73,095	73,464
Loans	14,522	11,196	64,949	187,881	278,548
Fixed assets	-	-	-	-	3,723
Other assets	-	-	-	-	16,271

Total assets	$25,664	$11,196	$65,318	$260,976	$391,385

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$90,437
NOW accounts	29,219	-	-	-	29,219
Money market deposit accounts	20,309	-	-	-	20,309
Savings accounts	72,658	-	-	-	72,658
IRA accounts	3,617	9,939	25,307	2,882	41,745
Certificates of deposit	11,003	24,901	43,180	3,471	82,555
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	1,466
Stockholders’ equity:	-	-	-	-	32,996

Total liabilities and
stockholders’ equity	$136,806	$34,840	$88,487	$6,353	$391,385

GAP	$(111,142)	$(23,644)	$(23,169)	$254,623
Cumulative GAP	$(111,142)	$(134,786)	$(157,955)	$96,668
Cumulative GAP as a % of total assets	-28.40%	-34.44%	-40.36%	24.70%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of March 31, 2014, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-1.8%	-0.4%	2.4%	4.1%
% Change in Economic Value of Equity	-10.3%	-2.6%	-4.3%	-11.8%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2014, totaled $19,379,000, an increase of $8,426,000 (76.93%) from the December 31, 2013 total of $10,953,000.

As of March 31, 2014, the Bank was permitted to draw on a $63,865,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At March 31, 2014, there was nothing outstanding in short-term borrowings from FHLB.  As of March 31, 2014, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018.  In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of March 31, 2014.

The Company’s stockholders’ equity increased $1,412,000 (4.47%) during the three months ended March 31, 2014, due mainly to a decrease in other comprehensive loss, net of taxes, and an increase in retained net income from the period.  The Company’s accumulated other comprehensive loss, net of taxes decreased by $1,175,000 (99.75%) from ($1,178,000) at December 31, 2013 to ($3,000) at March 31, 2014, as a result of an increase in the market value of securities classified as available for sale.  Retained earnings increased by $197,000 (0.97%) as the result of the Company’s net income for the three months, partially offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At March 31, 2014, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.61%, a Tier 1 risk-based capital ratio of 12.66% and a total risk-based capital ratio of 13.89%.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the financial statements.  The Company reevaluates these variables as facts and circumstances change.  Historically, actual results have not differed significantly from the Company’s estimates.  The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated May 8, 2014
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 15, 2014	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

- 24 -