Form 10-Q
period 2014-06-30
GLEN BURNIE BANCORP
filed 2014-08-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At August 4, 2014, the number of shares outstanding of the registrant’s common stock was 2,757,490.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)	(audited)

Cash and due from banks	$9,499	$9,214
Interest-bearing deposits in other financial institutions	4,651	1,636
Federal funds sold	2,415	103
Cash and cash equivalents	16,565	10,953
Investment securities available for sale, at fair value	83,760	74,314
Federal Home Loan Bank stock, at cost	1,328	1,453
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses
(June 30: $2,663; December 31: $2,972)	281,282	270,684
Premises and equipment, at cost, less accumulated depreciation	3,736	3,697
Other real estate owned	163	1,171
Cash value of life insurance	9,026	8,915
Other assets	4,672	5,977

Total assets	$400,562	$377,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$345,087	$323,803
Long-term borrowings	20,000	20,000
Other liabilities	1,626	1,807
Total liabilities	366,713	345,610

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: June 30: 2,754,305 shares; December 31: 2,747,370 shares	2,754	2,747
Surplus	9,786	9,714
Retained earnings	20,658	20,301
Accumulated other comprehensive gain (loss), net of taxes	651	(1,178)
Total stockholders’ equity	33,849	31,584

Total liabilities and stockholders’ equity	$400,562	$377,194

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income on:
Loans, including fees	$3,023	$3,048	$6,129	$6,051
U.S. Treasury and U.S. Government agency securities	175	215	391	402
State and municipal securities	339	426	669	844
Other	23	19	46	41
Total interest income	3,560	3,708	7,235	7,338

Interest expense on:
Deposits	468	539	898	1,098
Long-term borrowings	160	160	318	318
Total interest expense	628	699	1,216	1,416

Net interest income	2,932	3,009	6,019	5,922

Provision for credit losses	112	-	150	-

Net interest income after provision for credit losses	2,820	3,009	5,869	5,922

Other income:
Service charges on deposit accounts	113	132	237	270
Other fees and commissions	190	186	361	361
Other non-interest income	10	4	14	10
Income on life insurance	56	58	111	116
Gains on investment securities	141	122	220	124
Total other income	510	502	943	881

Other expenses:
Salaries and employee benefits	1,669	1,673	3,346	3,328
Occupancy	205	195	427	397
Other expenses	958	855	1,974	1,683
Total other expenses	2,832	2,723	5,747	5,408

Income before income taxes	498	788	1,065	1,395

Income tax expense	63	148	157	226

Net income	$435	$640	$908	$1,169

Basic and diluted earnings per share of common stock	$0.16	$0.24	$0.33	$0.43

Weighted average shares of common stock outstanding	2,754,079	2,740,132	2,753,943	2,740,132

Dividends declared per share of common stock	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$435	$640	$908	$1,169

Other comprehensive income, net of tax

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	739	(2,125)	1,961	(2,533)

Reclassification adjustment for gains included in net income	(85)	(75)	(132)	(76)

Comprehensive income (loss)	$1,089	$(1,560)	$2,737	$(1,440)

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$908	$1,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	388	661
Provision for credit losses	150	-
Gains on disposals of assets, net	(204)	(124)
Provision on losses of other real estate owned	75	-
Income on investment in life insurance	(111)	(116)
Changes in assets and liabilities:
Decrease in other assets	109	365
Decrease in other liabilities	(182)	(368)

Net cash provided by operating activities	1,133	1,587

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	6,418	9,643
Proceeds from maturities and sales of other investment securities	3,329	1,854
Purchases of investment securities	(16,117)	(15,850)
Sales of Federal Home Loan Bank stock	125	85
Proceeds from sales of other real estate	917	150
Increase in loans, net	(10,748)	(4,553)
Purchases of premises and equipment	(258)	(107)

Net cash used by investing activities	(16,334)	(8,778)

Cash flows from financing activities:
Increase (decrease) in deposits, net	21,284	(3,209)
Dividends paid	(550)	(274)
Common stock dividends reinvested	79	38

Net cash provided (used) by financing activities	20,813	(3,445)

Increase (decrease) in cash and cash equivalents	5,612	(10,636)

Cash and cash equivalents, beginning of year	10,953	18,628

Cash and cash equivalents, end of period	$16,565	$7,992

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2014 and 2013.

Operating results for the three and six months ended June 30, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic and diluted:
Net income	$435,000	$640,000	$908,000	$1,169,000
Weighted average common shares outstanding	2,754,079	2,740,132	2,753,943	2,740,132
Basic and dilutive net income per share	$0.16	$0.24	$0.33	$0.43

 Diluted earnings per share calculations were not required for the three and six months ended June 30, 2014 and 2013, since there were no options outstanding.

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

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of June 30, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis.  Two assets are valued under Level 1 inputs at June 30, 2014 or December 31, 2013.  The Company has assets measured by fair value measurements on a non-recurring basis during 2014.  At June 30, 2014,  these assets include 19 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, or troubled debt restructuring, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and one property classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
	Level 1	Level 2	Level 3	Value
December 31, 2013
Recurring:
Investment securities available for sale (AFS)	$574	$73,516	$224	$74,314

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	4,745	4,745
OREO	-	1,171	-	1,171
	574	74,687	4,999	80,260

Activity:
Investment securities AFS
Purchases of investment securities	-	16,117	-	16,117
Sales, calls and maturities of investment securities	-	(9,747)	-	(9,747)
Amortization/accretion of premium/discount	-	(182)	-	(182)
Increase (decrease) in market value	119	3,206	(67)	3,258

Loans
New impaired loans	-	-	3,870	3,870
Payments and other loan reductions	-	-	(382)	(382)
Change in total provision	-	-	259	259

OREO
Sales of OREO	-	(917)	-	(917)
Loss on disposal of OREO	-	(16)	-	(16)
Write-down of OREO	-	(75)	-	(75)

June 30, 2014
Recurring:
Investment securities AFS	693	82,910	157	83,760

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	8,492	8,492
OREO	-	163	-	163
	$693	$83,073	$8,679	$92,445

The estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2014		December 31, 2013
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$9,499	$9,499	$9,214	$9,214
Interest-bearing deposits	4,651	4,651	1,636	1,636
Federal funds sold	2,415	2,415	103	103
Investment securities	83,760	83,760	74,314	74,314
Investments in restricted stock	1,328	1,328	1,453	1,453
Ground rents	169	169	169	169
Loans, net	281,282	275,749	270,684	270,684
Accrued interest receivable	1,330	1,330	1,509	1,509

Financial liabilities:
Deposits	345,087	314,768	323,803	291,046
Long-term borrowings	20,000	21,087	20,000	21,032
Dividends payable	275	275	275	275
Accrued interest payable	37	37	29	29

Off-balance sheet commitments	24,345	24,345	23,901	23,901

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$-	$-	$-	$-	$-	$-
State and Municipal	1,520	6	9,279	301	10,799	307
Corporate Trust Preferred	-	-	157	91	157	91
Mortgage Backed	10,734	43	21,621	967	32,355	1,010
	$12,254	$49	$31,057	$1,359	$43,311	$1,408

At June 30, 2014, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Moody’s rating of Ca.  The market for this security (two different portions) at June 30, 2014 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of June 30, 2014 by an unrelated third party specialist in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions.  No write-down was taken in the first six months of 2014. There was a write-down of $15,312 done on the larger portion of the security during the third quarter of 2013 and a write-down of $269 done on the larger portion of the security during the fourth quarter of 2013.

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

As of June 30, 2014, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On June 30, 2014, the Bank held 50 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities.  The Bank has no mortgage-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Except as noted above, as of June 30, 2014, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  The Company had consolidated net income of $435,000 ($0.16 basic and diluted earnings per share) for the second quarter of 2014, compared to the second quarter of 2013 consolidated net income of $640,000 ($0.24 basic and diluted income per share), a 32.03% decrease.  Year-to-date net income was $908,000 ($0.33 basic and diluted earnings per share), compared to the 2013 consolidated net income of $1,169,000 ($0.43 basic and diluted income per share), a 22.33% decrease. The decrease in net income for the second quarter was primarily due to increases in other expenses and provision for loan losses, a reversal of accrued interest from a loan which was classified as non-performing during the quarter, and a decrease in income on state and municipal securities, partially offset by a decrease in income tax expense. During the three months ended June 30, 2014, deposits increased by $8,164,000 and net loans increased by $2,734,000. The decrease in net income for the six months was primarily due to increases in other expenses, provision for loan losses, the reversal of accrued interest from a loan which was classified as non-performing during the second quarter, and a decrease in state and municipal security income.  This was partially offset by a decrease in deposit expense and income tax expense and the gains on investment securities and loan income.  During the six months ended June 30, 2014, deposits increased by $21,284,000 and net loans increased by $10,598,000.

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2014 was $2,932,000 and $6,019,000, compared to $3,009,000 and $5,922,000, respectively, for the same period in 2013, a decrease of $77,000 (2.56%) for the three months and an increase of $97,000 (1.64%) for the six months.

Interest income for the second quarter decreased from $3,708,000 in 2013 to $3,560,000 in 2014, a 3.99% decrease.   Interest income for the six months decreased from $7,338,000 in 2013 to $7,235,000 in 2014, a 1.40% decrease.  Although interest income on performing loans was approximately the same in both periods, a higher volume of loans was required in the 2014 period to maintain the same income due to the interest rate environment.  The decreases in interest  income for the three and six month periods were primarily due to a reversal of accrued interest from a loan which was classified as non-performing during the quarter, and a decrease in state and municipal security income.

Interest expense for the second quarter decreased from $699,000 in 2013 to $628,000 in 2014, a 10.16% decrease.  Interest expense for the six months decreased from $1,416,000 in 2013 to $1,216,000 in 2014, a 14.12% decrease.    The decrease was due to the lower interest rates paid on deposit balances.

Net interest margins on a tax equivalent basis for the three and six months ended June 30, 2014 was 3.33% and 3.54%, compared to 3.86% and 3.95% for the three and six months ended June 30, 2013.   The decrease of the net interest margin for the second quarter was primarily due to declining yields on earning assets.

Provision for Credit Losses.  The Company made a provision for credit losses of $112,000 and $150,000 during the three and six month periods ending June 30, 2014 and $0 during the three and six month periods ending June 30, 2013.  As of June 30, 2014, the allowance for credit losses equaled 70.28% of non-accrual and past due loans compared to 68.78% at December 31, 2013 and 53.54% at June 30, 2013.  During the three and six month periods ended June 30, 2014, the Company recorded a net charge-off of $425,000 and $459,000, compared to net charge-offs of $162,000 and $179,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2014 period represent 0.33% of the average loan portfolio.

Other Income.  Other income increased from $502,000 for the three month period ended June 30, 2013, to $510,000 for the corresponding 2014 period, an $8,000 (1.59%) increase.  Other income increased from $881,000 for the six month period ended June 30, 2013, to $943,000 for the corresponding 2014 period, a $62,000 (7.04%) increase. The increase for the six and three month periods were due to an increase in gains on investment securities and other non-interest income, partially offset by a reduction in service charges.

Other Expenses.  Other expenses increased from $2,723,000 for the three month period ended June 30, 2013, to $2,832,000 for the corresponding 2014 period, a $109,000 (4.00%) increase.  Other expenses increased from $5,408,000 for the six month period ended June 30, 2013, to $5,747,000 for the corresponding 2014 period, a $339,000 (6.27%) increase. The increase for the three month period was primarily due to an increase in other professional services along with an increase in other loan expense. The increase for the six month period was primarily due to an increase in losses on other real estate of $91,000, a $53,000 increase in the FDIC assessment, a $23,000 increase in credit reports, a $77,000 increase in other professional services and a $33,000 increase in other loan expenses and increases in salaries and employee benefits.

Income Taxes.  During the three and six months ended June 30, 2014, the Company recorded income tax expense of $63,000 and $157,000, compared to income tax expense of $148,000 and $226,000 for the same respective periods in 2013.  The Company’s effective tax rate for the three and six month period in 2014 was 12.65% and 14.74%, respectively, compared to 18.78% and 16.20% for the prior year period.  The decrease in the effective tax rate for the three and six month periods was due to the increase in the proportion of state and municipal income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the second quarter of 2014, comprehensive income, net of tax, totaled $1,089,000, compared to the June 30, 2013 comprehensive income (loss) of ($1,560,000). Year-to-date, comprehensive income, net of tax, totaled $2,737,000, compared to the June 30, 2013 comprehensive income (loss) of ($1,440,000). The increase for the three and six month periods were due to an increase in the net unrealized gain on securities during those periods.

Financial Condition

General.  The Company’s assets increased to $400,562,000 at June 30, 2014 from $377,194,000 at December 31, 2013, primarily due to an increase in cash and cash equivalents, investment securities and an increase in loans funded primarily by deposit growth.  The Bank’s net loans totaled $281,282,000 at June 30, 2014, compared to $270,684,000 at December 31, 2013, an increase of $10,598,000 (3.92%), primarily attributable to an increase in purchase money mortgages and indirect lending, offset by decreases primarily in  commercial and industrial mortgages and refinance loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $83,760,000 at June 30, 2014, an $9,446,000 (12.71%) increase from $74,314,000 at December 31, 2013.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2014, totaled $16,565,000, an increase of $5,612,000 (51.24%) from the December 31, 2013 total of $10,953,000.  The increase in cash, cash equivalents and investments was a result of the excess in deposits available to fund loans.

Deposits as of June 30, 2014, totaled $345,087,000, which is an increase of $21,284,000 (6.57%) from $323,803,000 at December 31, 2013. Demand deposits as of June 30, 2014, totaled $90,793,000, which is an increase of $4,045,000 (4.66%) from $86,748,000 at December 31, 2013. NOW accounts as of June 30, 2014, totaled $30,818,000, which is an increase of $2,826,000 (10.10%) from $27,992,000 at December 31, 2013.  Money market accounts as of June 30, 2014, totaled $18,879,000, which is a decrease of $341,000 (1.77%), from $19,220,000 at December 31, 2013. Savings deposits as of June 30, 2014, totaled $73,433,000, which is an increase of $2,154,000 (3.02%) from $71,279,000 at December 31, 2013.  Certificates of deposit over $100,000 totaled $36,152,000 on June 30, 2014, which is an increase of $7,235,000 (25.02%) from $28,917,000 at December 31, 2013.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $95,012,000 on June 30, 2014, which is a $5,363,000 (5.98%) increase from the $89,649,000 total at December 31, 2013.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the three months ended June 30, 2014 and the year ended December 31, 2013.

At June 30, 2014			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,017	$-	$-	$-	$4,017
Commercial real estate	63,908	15	-	2,287	66,210
Consumer and indirect	84,216	1,482	3	281	85,982
Residential real estate	126,820	860	43	1,175	128,898

	$278,961	$2,357	$46	$3,743	$285,107

At December 31, 2013			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,159	$-	$-	$14	$4,173
Commercial real estate	66,191	173	1,177	1,238	68,779
Consumer and indirect	71,755	1,137	-	338	73,230
Residential real estate	126,934	157	431	1,123	128,645

	$269,039	$1,467	$1,608	$2,713	$274,827

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans.  For the period ending June 30, 2014, the allowance for loan loss is $2,663,000 and the unearned income is $1,162,000.  For the period ending December 31, 2013, the allowance for loan loss is $2,972,000 and the unearned income is $1,171,000.

	At	At
	June 30,	December 31,
	2014	2013
	(Dollars in Thousands)

Restructured loans	$-	$-
Non-accrual and 90 days or more and still accruing loans to gross loans	1.33%	1.58%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	70.28%	68.78%

At June 30, 2014, there was $5,319,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known  information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at June 30, 2014 are comprised of:

Consumer loans – Three loans to three borrowers in the amount of $227,000 with a specific reserve of $112,000 established for the loan.

Commercial Real Estate – Three loans to three borrowers in the amount of $2,287,000, secured by commercial and/or residential properties with a specific reserve of $266,000 established for the loans.

Residential Real Estate – Three loans to three borrowers in the amount of $659,000, secured by residential property with a specific reserve of $218,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2014 and December 31, 2013.

(Dollars in thousands)
June 30, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$835	835	10	249	839
Commercial	2,287	2,287	36	266	2,356
Consumer	301	301	9	132	301
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	259	259	6	259	261
Total impaired loans with specific reserves	$3,682	3,682	61	906	3,757

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$509	842	1	n/a	779
Commercial	4,723	4,723	99	n/a	4,754
Consumer	124	124	-	n/a	-
Installment	272	272	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	88	88	2	n/a	90
Total impaired loans with no specific reserve	$5,716	6,049	102	-	5,623

(Dollars in thousands)
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$559	559	16	155	564
Commercial	2,187	2,187	56	551	2,272
Consumer	394	394	21	179	394
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	279	279	11	279	287
Total impaired loans with specific reserves	$3,419	3,419	104	1,164	3,517

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,070	1,070	39	n/a	1,071
Commercial	1,177	1,177	47	n/a	1,232
Consumer	11	11	-	n/a	-
Installment	180	180	-	n/a	-
Home Equity	52	52	-	n/a	51
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,490	2,490	86	-	2,354

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending June 30, 2014 and the year ended December 31, 2013.  The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk.  The Bank’s internal creditworthiness is based on experience with similarly graded credits.  Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
June 30, 2014	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,655	$58,070	$83,718	$127,491	$272,934
Special mention	15	1,131	1,690	458	3,294
Substandard	347	7,009	501	548	8,405
Doubtful	-	-	73	-	73
Loss	-	-	-	401	401

	$4,017	$66,210	$85,982	$128,898	$285,107

Non-accrual	-	2,287	281	1,175	3,743
Troubled debt restructures	-	-	-	-	-
Number of TDRs contracts	-	-	-	-	-
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

	Commercial		Consumer
December 31, 2013	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,595	$59,915	$71,554	$126,774	$261,838
Special mention	299	5,500	1,102	1,312	8,213
Substandard	279	3,364	508	559	4,710
Doubtful	-	-	66	-	66
Loss	-	-	-	-	-

	$4,173	$68,779	$73,230	$128,645	$274,827

Non-accrual	14	1,238	338	1,123	2,713
Troubled debt restructures	-	-	-	-	-
Number of TDRs contracts	-	-	-	-	-
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

Other Real Estate Owned.  At June 30, 2014, the Company had $163,000 in real estate acquired in partial or total satisfaction of debt, compared to $1,171,000 at December 31, 2013.  This decrease for 2014 was the result of $91,000 being written off on three properties and three properties with a value of $917,000 being sold.   Currently one property is left on OREO at June 30, 2014.   All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2014 and the year ended December 31, 2013 were as follows:

	Commercial		Consumer
June 30, 2014	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$413	$898	$1,188	$593	$(120)	$2,972
Provision for credit losses	70	(408)	184	385	(81)	150
Recoveries	2	45	128	6	-	181
Loans charged off	(14)	(137)	(293)	(196)	-	(640)

Balance, end of quarter	$471	$398	$1,207	$788	$(201)	$2,663

Individually evaluated for impairment:
Balance in allowance	$259	$266	$132	$249	$-	$906
Related loan balance	347	7,010	697	1,344	-	9,398

Collectively evaluated for impairment:
Balance in allowance	$212	$132	$1,075	$539	$(201)	$1,757
Related loan balance	3,670	59,200	85,285	127,554	-	275,709

	Commercial		Consumer
December 31, 2013	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$542	$1,183	$1,057	$393	$133	$3,308
Provision for credit losses	46	(374)	469	372	(253)	260
Recoveries	27	89	314	7	-	437
Loans charged off	(202)	-	(652)	(179)	-	(1,033)

Balance, end of year	$413	$898	$1,188	$593	$(120)	$2,972

Individually evaluated for impairment:
Balance in allowance	$279	$551	$179	$155	$-	$1,164
Related loan balance	279	3,364	637	1,629	-	5,909

Collectively evaluated for impairment:
Balance in allowance	$134	$347	$1,009	$438	$(120)	$1,808
Related loan balance	3,894	65,415	72,593	127,016	-	268,918

As of June 30, 2014 and December 31, 2013, the allowance for loan losses included an unallocated shortfall in the amount of ($201,000) and ($120,000), respectively.  Management is comfortable with the shortfall amounts as they are within the internal Bank policy of 5% tolerance for actual required reserves.

	At	At
	June 30,	June 30,
	2014	2013
	(Dollars in Thousands)

Average loans	$277,473	$252,132
Net charge-offs to average loans (annualized)	0.33%	0.14%

During 2014, loans to 35 borrowers and related entities totaling approximately $640,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments.  As of June 30, 2014, the Bank had outstanding commitments totaling $24,345,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2014	2013
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the second quarter of 2014.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2014.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$9,499
Federal funds and overnight deposits	7,066	-	-	-	7,066
Securities	-	-	329	83,431	83,760
Loans	15,779	10,398	61,510	193,595	281,282
Fixed assets	-	-	-	-	3,736
Other assets	-	-	-	-	15,219

Total assets	$22,845	$10,398	$61,839	$277,026	$400,562

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$90,793
NOW accounts	30,818	-	-	-	30,818
Money market deposit accounts	18,879	-	-	-	18,879
Savings accounts	73,433	-	-	-	73,433
IRA accounts	1,580	12,598	24,572	4,494	43,244
Certificates of deposit	8,571	27,595	46,146	5,608	87,920
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	1,626
Stockholders’ equity:	-	-	-	-	33,849

Total liabilities and stockholders’ equity	$133,281	$40,193	$90,718	$10,102	$400,562

GAP	$(110,436)	$(29,795)	$(28,879)	$266,924
Cumulative GAP	$(110,436)	$(140,231)	$(169,110)	$97,814
Cumulative GAP as a % of total assets	-27.57%	-35.01%	-42.22%	24.42%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of June 30, 2014, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-4.1%	-1.0%	1.4%	3.5%
% Change in Economic Value of Equity	-13.5%	-4.9%	-4.1%	-10.5%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2014, totaled $16,565,000, an increase of $5,612,000 (51.24%) from the December 31, 2013 total of $10,953,000.

As of June 30, 2014, the Bank was permitted to draw on a $67,918,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At June 30, 2014, there was nothing outstanding in short-term borrowings from FHLB.  As of June 30, 2014, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018.  In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of June 30, 2014.

The Company’s stockholders’ equity increased $2,265,000 (7.17%) during the six months ended June 30, 2014, due mainly to an increase in other comprehensive gain (loss), net of taxes, and an increase in retained net income from the period.  The Company’s accumulated other comprehensive gain (loss), net of taxes increased by $1,829,000 (155.26%) from ($1,178,000) at December 31, 2013 to $651,000 at June 30, 2014, as a result of an increase in the market value of securities classified as available for sale.  Retained earnings increased by $357,000 (1.76%) as the result of the Company’s net income for the six months, partially offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At June 30, 2014, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.35%, a Tier 1 risk-based capital ratio of 12.56% and a total risk-based capital ratio of 13.65%.

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
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: August 14, 2014	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

- 25 -