Form 10-K
period 2014-12-31
GLEN BURNIE BANCORP
filed 2015-03-18
CIK 890066

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014 or
☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

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
Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was $27,030,067.

The number of shares of common stock outstanding as of February 24, 2015 was 2,764,458.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP
2014 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

Item 1.	Business	3
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
	Executive Officers of the Registrant	17

PART II

Item 5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	29
Item 9A.	Controls and Procedures	30
Item 9B.	Other Information	30

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	31
Item 11.	Executive Compensation	31
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	31
Item 13.	Certain Relationships and Related Transactions, and Director Independence	31
Item 14.	Principal Accountant Fees and Services	31

PART IV

Item 15.	Exhibits and Financial Statement Schedules	32

Signatures		33

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

Economic and Credit Turmoil from 2009 to 2014

As reported in the media, the recovery which followed the 2007 economic downturn appears to have been less robust than previous post recession recoveries.  The Bank and, as a result, the Company, along with the rest of the financial services industry, have been impacted by the downward pressure on net interest margins caused by the lower interest rates due to steps taken by the Federal Reserve in managing the recovery. As further reported in the media, the Federal Reserve, having ended their aggressive Quantitative Easing program, is now deciding when to move to the next phase of the recovery and start raising the Federal Funds rate from historically low levels. Despite these challenges, we realized net income of $1,914,526 for 2014.  We have remained well capitalized through this difficult time without governmental assistance.  We have continued to be actively engaged with the communities we serve, lending and meeting their needs.  We believe that we are a sound, conservatively run financial institution that has remained profitable despite the deterioration in the economic environment and the outside forces that have affected us these past six years.

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

The Company’s total loan portfolio decreased in 2010 and increased during the 2014, 2013, 2012, and 2011 fiscal years. In 2014, the increase in the loan portfolio was primarily due to increases in indirect loans, purchase money mortgage, and commercial and industrial construction loans, partially offset by decreases in refinance mortgage loans and commercial and industrial mortgages.  In 2013, the increase in the loan portfolio was primarily due to increases in indirect loans, refinance mortgage loans, non-home owner residential construction loans, home equity and purchase money mortgages, partially offset by decreases in secured business installment loans, home-owner residential construction, commercial and industrial mortgages, and demand secured business loans. In 2012, the increase in the loan portfolio was primarily due to increases in indirect loans, commercial and industrial mortgages, home equity and purchase money mortgages, partially offset by decreases in refinance mortgage loans, construction loans for commercial and industrial loans and demand secured business loans.  In 2012, mortgage participations purchased also decreased.  In 2011, the increase in the loan portfolio was primarily due to increases in indirect loans, residential mortgages, and installment loans, partially offset by a decrease in commercial mortgages.  In 2011, mortgage participations purchased decreased but so did mortgage participations sold.   In 2010, the decrease in the loan portfolio was primarily due to decreases in indirect loans, commercial mortgages, secured demand commercial loans and commercial loans, partially offset by increases in refinance and purchase money mortgage loans and land development loans.  Mortgage participations purchased decreased but so did mortgage participations sold.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2014		2013		2012		2011		2010
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$120,932	43.47%	$123,646	44.98%	$107,729	42.41%	$107,664	45.29%	$102,199	43.62%
Commercial	62,601	22.50	67,196	24.45	71,381	28.10	67,656	28.46	72,670	31.02
Construction and land development	7,074	2.54	6,582	2.40	3,915	1.54	5,092	2.14	5,363	2.29

Consumer:
Installment	16,449	5.91	17,669	6.43	18,504	7.28	18,048	7.59	16,407	7.00
Personal unsecured lines	142	0.05	161	0.06	165	0.06	163	0.07	168	0.07
Indirect automobile	67,513	24.27	55,400	20.16	47,427	18.67	31,907	13.42	30,286	12.93
Commercial	3,519	1.26	4,173	1.52	4,901	1.94	7,193	3.03	7,193	3.07
Gross loan	278,230	100.00%	274,827	100.00%	254,022	100.00%	237,723	100.00%	234,286	100.00%
Unearned income on loans	(1,126)		(1,171)		(1,083)		(1,058)		(1,035)
Gross loans net of unearned income	277,104		273,656		252,939		236,665		233,251
Allowance for credit losses	(3,118)		(2,972)		(3,308)		(3,931)		(3,400)
Loans, net	$273,986		$270,684		$249,631		$232,734		$229,851

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2014. Demand loans and loans which have no stated maturity, are treated as due in one year or less. At December 31, 2014, the Bank had $18,999,355 in loans due after one year with variable rates and $239,392,985 in such loans with fixed rates.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total
	(In Thousands)
Real Estate - mortgage
Residential	$11,755	$3,518	$105,659	$120,932
Commercial	1,113	20,370	41,118	62,601
Construction and land development	4,118	49	2,907	7,074
Installment	800	8,219	7,430	16,449
Personal unsecured lines	-	10	132	142
Indirect automobile	445	40,233	26,835	67,513
Commercial	1,607	-	1,912	3,519
	$19,838	$72,399	$185,993	$278,230

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

Installment Lending.  The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment.  Such loans provide for repayment in regular installments and are secured by the goods financed.  Also included in installment loans are other types of credit repayable in installments.  As of December 31, 2014, approximately 58.73% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 41.27% had been originated for consumer purposes.

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

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses.  Under this authority, the Bank would have been permitted to lend up to $3.51 million to any one borrower at December 31, 2014.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank was permitted to lend up to $5.34 million to any one borrower from and after January 1, 2014. At December 31, 2014, the largest amount outstanding to any one borrower and its related interests was $4,561,000.  From and after January 1, 2015, the Bank is permitted to lend up to $5.515 million to any one borrower.

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

While weakness in the economy continued in 2014, the Bank experienced an improvement in the total of non-accrual and past due loans.  The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
Restructured Loans	$253	$-	$2,202	$4,108	$2,844

Non-accrual loans:
Real estate - mortgage:
Residential	$1,164	$1,123	$1,109	$481	$976
Commercial	1,097	-	1,370	3,192	4,522
Installment	516	338	237	75	125
Commercial	-	1,252	1,293	1,313	1,360
Total non-accrual loans	2,777	2,713	4,009	5,061	6,983

Accruing loans past due 90 days or more :
Real estate - mortgage:
Residential	197	431	259	19	-
Commercial	-	-	-	-	-
Installment	-	-	-	-	-
Commercial	-	1,177	1,354	-	-
Total accruing loans past due 90 days or more	197	1,608	1,613	19	-
Total non-accrual and past due loans	$2,974	$4,321	$5,622	$5,080	$6,983
Non-accrual and past due loans to gross loans	1.07%	1.58%	2.22%	2.15%	2.99%
Allowance for credit losses to non-accrual and past due loans	104.84%	68.78%	58.84%	77.38%	48.69%

For the year ended December 31, 2014, interest of $255,682 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $2,262,551, or 81.45%, of the Bank’s total $2,777,904 non-accrual loans at December 31, 2014 were attributable to 7 borrowers.  Two of these borrowers were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time.

At December 31, 2014, there were loans outstanding, totaling $3,644,758, not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.  These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2014, the Company had $45,000 in real estate acquired in partial or total satisfaction of debt, compared to $1,171,000 and $478,000 in such properties at each of December 31, 2013 and 2012.  This decrease for 2014 was the result of $91,000 being written off on three properties and four properties with a value of $1,154,000 being sold.  One property was added to OREO in 2014.  This increase for 2013 was the result of three properties being acquired in 2013, offset by the write-down of one of those properties, the sale of two of the properties acquired in 2012 and the write-off of the remaining balance, and the sale of units in the property acquired in 2011.   All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2014, see “Item 2. -- Properties.”

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

In 2014, the Bank increased its provision for credit losses due to the increase in net charge offs and growth in the loan portfolio.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
Beginning Balance	$2,972	$3,308	$3,931	$3,400	$3,573

Loans charged-off
Real estate - mortgage:
Residential	$235	$179	$735	$4	$66
Commercial	243	-	-	-	825
Installment	839	652	475	606	959
Commercial	29	202	55	6	12
Total	1,346	1,033	1,265	616	1,862

Recoveries:
Real estate - mortgage:
Residential	6	8	6	1	85
Commercial	128	89	89	70	11
Installment	331	313	287	409	497
Commercial	6	27	10	4	46
Total	471	437	392	484	639
Net charge offs	875	596	873	132	1,223
Provisions charged to operations	1,021	260	250	663	1,050
Ending balance	$3,118	$2,972	$3,308	$3,931	$3,400
Average Loans	$278,350	$256,820	$244,905	$233,010	$234,495
Net charge-offs to average loans	0.31%	0.23%	0.36%	0.06%	0.53%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2014, 2013, 2012, 2011, and 2010:

	At December 31,
	2014		2013
		Percentage Of Loans In		Percentage Of Loans In
	Allowance For	Each Category To	Allowance For	Each Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans

Real estate - mortgage:
Residential	1,156	43.47%	578	44.98%
Commercial	335	22.50	898	24.45
Real estate -construction	14	2.54	15	2.40
Installment	349	5.91	335	6.43
Personal unsecured lines	-	0.05	-	0.06
Indirect automobile	932	24.27	853	20.16
Commercial	386	1.26	413	1.52
Unallocated	(54)	-	(120)	-
Total	$3,118	100.00%	$2,972	100.00%

	At December 31,
	2012		2011		2010
		Percentage Of Loans In		Percentage Of Loans In		Percentage Of Loans In
	Allowance For	Each Category To	Allowance For	Each Category To	Allowance For	Each Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans	Each Category	Total Loans

Real estate - mortgage:
Residential	382	42.41%	584	45.29%	196	43.62%
Commercial	1,183	28.10	2,013	28.46	2,096	31.02
Real estate -construction	10	1.54	12	2.14	12	2.29
Installment	223	7.28	228	7.59	196	7.00
Personal unsecured lines	-	0.06	-	0.07	-	0.07
Indirect automobile	835	18.68	661	13.42	634	12.93
Commercial	542	1.93	557	3.03	263	3.07
Unallocated	133	-	(124)	-	3	-
Total	$3,308	100.00%	$3,931	100.00%	$3,400	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	2014	2013	2012
	(In Thousands)
U.S. Treasury securities	$7,947	$-	$-
U.S. Government agencies and mortgage backed securities	46,859	43,541	57,523
Obligations of states and poltical subdivision	32,771	32,396	38,528
Corporate trust preferred	247	333	350
Total investment securities	$87,824	$76,270	$96,401

The following table sets forth the scheduled maturities, amortized costs and weighted average yields for the Company’s investment securities portfolio at December 31, 2014:

	One Year Or Less			One To Five Years		Five To Ten Years		More Than Ten Years			Total
		Weighted			Weighted		Weighted		Weighted			Weighted
		Average			Average		Average		Average			Average
	Amort Cost	Yield		Amort Cost	Yield	Amort Cost	Yield	Amort Cost	Yield		Amort Cost	Yield
U.S. Treasury securities	$-		%	$5,939	1.01%	$2,008	1.88%	$-		%	7,947	1.23%
U.S. Government agencies and mortgage backed securities	-			-		4	3.64	46,855	2.43		46,859	2.43
Obligations of states and political subdivisions	61	4.75		-		-		32,710	3.82		32,771	3.82
Corporate trust preferred	-			-		-		247	9.25		247	9.25
Total investment securities	$61	4.75%		$5,939	1.01%	$2,012	1.88%	$79,812	3.02%		$87,824	2.86%

At December 31, 2014, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in Anne Arundel County. Consolidated total deposits were $338,877,292 as of December 31, 2014. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $69.17 million under a line of credit from the FHLB of Atlanta as of December 31, 2014.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2014, the Bank had approximately $55.10 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2014:

Amount
(In Thousands)
Three months or less	$6,587
Over three through six months	3,848
Over six through 12 months	5,937
Over 12 months	38,732
Total	$55,104

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs.  The Bank may draw on a $69.17 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans.  There was also a $10 million convertible advance with a 3.28% rate of interest (callable monthly and with a final maturity of November 1, 2017.) There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018.  This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018.  This advance has a 3.34% rate of interest and is callable quarterly, starting August 22, 2011. The Bank also has three federal funds lines of credit in the amounts of $3 million, $5 million and $8 million, of which nothing was outstanding at December 31, 2014.

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

Employees

At December 31, 2014, the Bank had 104 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2014, the Bank was well capitalized as defined by the FDIC’s regulations.

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

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$467,062	10,000	$103,045,998
Branches:

Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	170,571	6,000	38,120,420

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	208,925	2,500	33,272,221

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	385,716	3,000	62,791,412

Severn 811 Reece Road Severn, MD 21144	1984	Owned	81,183	2,500	30,619,814

New Cut Road 740 Stevenson Road Severn, MD 21144	1995	Owned	1,218,706	2,600	28,710,752

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	79,584	2,500	19,594,961

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	31,802	2,184	22,721,714

Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	754,002	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	273,744	3,727	N/A

At December 31, 2014, the Bank owned one foreclosed real estate property with a total book value of $45,175.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2014, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE	POSITIONS

Michael G. Livingston	61	President and Chief Executive Officer
Edward B. Connelly	48	Senior Vice President and Chief Operating Officer
John E. Porter	61	Senior Vice President and Chief Financial Officer
Joyce A. Ohmer	61	Senior Vice President and Branch Administrator
Andrew J. Hines	53	Senior Vice President and Chief Lending Officer

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

JOYCE A. OHMER was appointed Senior Vice President in November 2004.  She has been Branch Administrator of the Bank since 2002.

ANDREW J. HINES was appointed Chief Lending Officer of the Bank effective March 1, 2014, upon the retirement of Barbara J. Elswick.  He was appointed Senior Lending Officer and Senior Vice President effective January 2, 2014.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”.  As of February 24, 2015, there were 393 record holders of the Common Stock.  The closing price for the Common Stock on that date was $12.70.

 The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2014 and 2013 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  Also shown are dividends declared per share for these periods.

	2014			2013
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31,	$12.20	$11.89	$0.10	$12.00	$11.27	$0.10
June 30,	13.50	11.90	0.10	12.69	11.48	0.10
September 30	13.50	11.00	0.10	12.73	12.01	0.10
December 31	12.97	11.35	0.10	12.25	10.58	0.10

A regular dividend of $0.10 was declared for stockholders’ of record on December 29, 2014, payable on January 8, 2015.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$11,986	$12,620	$12,562	$13,449	$12,880
Provision for Credit Losses	1,021	260	250	663	1,050
Other Income	2,670	2,001	1,822	2,090	1,899
Other Expense	11,412	11,113	10,795	11,115	11,178
Net Income	1,915	2,614	2,665	2,993	2,065

Share Data:
Basic Net Income Per Share	$0.69	$0.95	$0.98	$1.10	$0.76
Diluted Net Income Per Share	0.69	0.95	0.98	1.10	0.76
Cash Dividends Declared Per Common Share	0.40	0.40	0.40	0.40	0.40
Weighted Average Common Shares Outstanding:
Basic	2,755,671	2,742,003	2,728,072	2,710,455	2,690,218
Diluted	2,755,671	2,742,003	2,728,072	2,710,455	2,690,218

Financial Condition Data:
Total Assets	$394,630	$377,194	$387,438	$365,260	$347,067
Loans Receivable, Net	273,986	270,684	249,631	232,734	229,851
Total Deposits	338,877	323,803	332,289	311,945	294,445
Long Term Borrowings	20,000	20,000	20,000	20,000	20,000
Total Stockholder' Equity	33,830	31,583	33,588	31,211	26,333

Performance Ratios:
Return on Average Assets	0.48%	0.68%	0.71%	0.84%	0.58%
Return on Average Equity	5.64	8.07	8.12	10.11	7.75
Net Interest Margin (1)	3.50	3.72	3.98	4.39	4.05
Dividend payout Ratio	57.58	41.96	40.95	36.22	52.11

Capital Ratios:
Average Equity to Average Assets	8.57%	8.45%	8.71%	8.26%	7.45%
Leverage Ratio	8.52	8.69	8.26	8.20	7.64
Total Risk-Based Capital Ratio	14.32	14.14	14.07	14.35	12.58

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.12%	1.09%	1.31%	1.66%	1.45%
Non-accrual and Past Due Loans to Gross Loans	1.07%	1.58%	2.22%	2.15%	2.99%
Allowance for Credit Losses to Non-Accrual and Past Due Loans	104.84%	68.78%	58.84%	77.38%	48.69%
Net Loan Charge-offs (Recoveries) to Average Loans	0.31%	0.23%	0.36%	0.06%	0.53%

(1) Presented on a tax-equivalent basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During 2014, net interest income before provision for credit losses decreased to $11,985,815 from $12,620,060 in 2013, a 5.03% decrease.  Total interest income decreased from $15,281,865 in 2013 to $14,519,737 in 2014, a 4.99% decrease.  Interest expense for 2014 totaled $2,533,922, a 4.80% decrease from $2,661,805 in 2013.  In spite of the impact of lower interest rates on net interest margins, the Company realized consolidated net income of $1,914,526 for 2014.

In the past year, the Federal Reserve ended their Quantitative Easing program and is now deciding when to start raising the Federal Funds rate from historically low levels.  Through this period, we have experienced an increase in outstanding loans and deposits and look forward to continuing to meet the needs of the communities we serve.

Comparison of Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

General. For the year ended December 31, 2014, the Company reported consolidated net income of  $1,914,526 ($0.69 basic and diluted earnings per share) compared to consolidated net income of $2,614,177 ($0.95 basic and diluted earnings per share) for the year ended December 31, 2013 and consolidated net income of $2,665,080 ($0.98 basic and diluted earnings per share) for the year ended December 31, 2012.  The decrease in the 2014 consolidated net income was mainly due to decreases in loan income, decreases in state and municipal security income, an increase in other expenses, and an increase in provision for credit losses, which was partially offset by an increase in gains on investment securities and decreases in employee benefits and deposit expense.  The decrease in the 2013 consolidated net income was mainly due to decreases in loan income, an increase in impairment of securities and an increase in other expenses, which was offset by a decrease in deposit expense and an increase in gains on investment securities.

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

Consolidated net interest income for the year ended December 31, 2014 was $11,985,815 compared to $12,620,060 for the year ended December 31, 2013 and $12,562,134 for the year ended December 31, 2012.  The $634,245 decrease for the most recent year was primarily due to the decline in interest income on loans and securities being greater than the decline in interest expense on deposits.  The $57,926 increase for 2013 compared to 2012 was primarily due to the decline in the interest expense on deposits being greater than the decline in interest income on loans and securities.   The interest income, net of  tax, for 2014 was $12,697,000, a $784,000 or 5.82% decrease from the after tax net interest income for 2013, which was $13,481,000, a $199,000 or 1.50% increase from the after tax net interest income for 2012.

Interest expense decreased from $2,661,805 in 2013 to $2,533,922 in 2014, a $127,883 or a 4.80% decrease, primarily due to a decrease in deposit rates.   Interest expense decreased from $3,255,096 in 2012 to $2,661,805 in 2013, a $593,291 or an 18.23% decrease, primarily due to a decrease in deposit rates.   Net interest margin for the year ended December 31, 2014 was 3.50% compared to 3.72% and 3.98% for the years ended December 31, 2013 and 2012, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2014	VS.	2013	2013	VS.	2012	2012	VS.	2011
	Change Due To:			Change Due To:			Change Due To:
	Increase/			Increase/			Increase/
	Decrease	Rate	Volume	Decrease	Rate	Volume	Decrease	Rate	Volume

ASSETS:
Interest-earning assets:
Federal funds sold	$8	$-	$8	$(1)	$-	$(1)	$(2)	$-	$(2)
Interest-bearing deposits	17	2	15	12	14	(2)	13	15	(2)

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	(121)	27	(148)	(37)	1	(38)	(580)	(635)	55
Obligations of states and political subdivisions(1)	(451)	(113)	(338)	(73)	73	(146)	142	(368)	510
All other investment securities	(12)	(5)	(7)	(25)	(9)	(16)	(56)	5	(61)
Total investment securities	(584)	(91)	(493)	(135)	65	(200)	(494)	(998)	504

Loans, net of unearned income
Demand, time and lease	(23)	12	(35)	(130)	(5)	(125)	17	40	(23)
Mortgage and construction	(627)	(738)	111	146	(406)	552	(844)	(956)	112
Installment and personal unsecured lines	295	(573)	868	(286)	(2)	(284)	(129)	(1,111)	982
Total gross loans(2)	(355)	(1,299)	944	(270)	(413)	143	(956)	(2,027)	1,071
Allowance for credit losses	-	-	-	-	-	-	-	-	-
Total net loans	(355)	(1,299)	944	(270)	(413)	143	(956)	(2,027)	1,071
Total interest-earning assets	$(914)	$(1,388)	$474	$(394)	$(334)	$(60)	$(1,439)	$(3,010)	$1,571

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$(19)	$(21)	$2	$(68)	$(80)	$12	$(52)	$(87)	$35
Money market	(1)	-	(1)	(15)	(17)	2	(28)	(36)	8
Other time deposits	(101)	(218)	117	(514)	(321)	(193)	(347)	(237)	(110)
Total interest-bearing deposits	(121)	(239)	118	(597)	(418)	(179)	(427)	(360)	(67)
Borrowed funds	(8)	-	(8)	4	(3)	7	-	2	(2)
Total interest-bearing liabilities	$(129)	$(239)	$110	$(593)	$(421)	$(172)	$(427)	$(358)	$(69)

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

				Year Ended December 31,
		2014			2013			2012			2011
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
				(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$4,248	$11	0.25%	$1,197	$3	0.25%	$1,760	$4	0.25%	$2,258	$6	0.25%
Interest-bearing deposits	11,316	61	0.54	8,433	44	0.52	8,945	32	0.35	10,477	19	0.19

Investment securities:
U.S. Treasury securities, obligations of U,S, government agencies and mortgage-backed securities	47,237	750	1.59	56,850	871	1.53	59,359	908	1.53	57,259	1,488	2.60
Obligations of states and political subdivisions(1)	33,440	2,068	6.18	38,644	2,519	6.52	40,959	2,592	6.33	35,602	2,450	6.88
All other investment securities	266	21	8.04	345	33	9.68	479	58	12.04	1,033	114	11.07
Total investment securities	80,943	2,839	3.51	95,839	3,423	3.57	100,797	3,558	3.53	93,894	4,052	4.32

Loans, net of unearned income
Demand, time and lease	3,809	217	5.70	4,478	240	5.37	6,744	370	5.48	7,195	353	4.90
Mortgage and construction	194,312	9,007	4.64	191,969	9,634	5.02	181,311	9,488	5.23	179,271	10,332	5.76
Installment and personal unsecured lines	83,084	3,094	3.72	63,519	2,799	4.41	60,725	3,085	5.08	46,544	3,214	6.91
Total gross loans(2)	281,205	12,318	4.38	259,966	12,673	4.87	248,780	12,943	5.20	233,010	13,899	5.96
Allowance for credit losses	(2,855)			(3,146)			(3,875)			(3,630)
Total net loans	278,350	12,318	4.43	256,820	12,673	4.93	244,905	12,943	5.28	229,380	13,899	6.06
Total interest-earning assets	374,857	15,229	4.06	362,289	16,143	4.46	356,407	16,537	4.64	336,009	17,976	5.35
Cash and due from banks	3,105			2,936			2,920			3,097
Other assets	17,795			19,348			17,583			18,914
Total assets	$395,757			$384,573			$376,910			$358,020

LIABILITIES AND STOCKHOLDER’S EQUITY:
Interest-bearing deposits:
Savings and NOW	$103,253	50	0.05%	$99,085	69	0.07%	$90,813	137	0.15%	$80,707	189	0.23%
Money market	19,940	10	0.05	21,249	11	0.05	19,957	26	0.13	17,578	54	0.31
Other time deposits	128,016	1,833	1.43	120,574	1,934	1.60	131,047	2,448	1.87	135,755	2,795	2.06
Total interest-bearing deposits	251,209	1,893	0.75	240,908	2,014	0.84	241,817	2,611	1.08	234,040	3,038	1.30
Short-term borrowed funds	47	-	0.29	1,876	7	0.37	428	2	0.46	1,024	4	0.37
Long-term borrowed funds	20,000	640	3.20	20,000	641	3.20	20,000	642	3.21	20,000	640	3.20
Total interest-bearing liabilities	271,256	2,533	0.93	262,784	2,662	1.01	262,245	3,255	1.24	255,064	3,682	1.44

Non-interest-bearing deposits	89,279			86,542			80,373			72,280
Other liabilities	1,301			2,838			1,457			1,907

Stockholder’s equity	33,921			32,409			32,835			28,769
Total liabilities and equity	$395,757			$384,573			$376,910			$358,020
Net interest income		$12,696			$13,481			$13,282			$14,294
Net interest spread			3.13%			3.45%			3.40%			3.91%
Net interest margin			3.50%			3.72%			3.98%			4.39%

1 Tax equivalent basis. The incremental tax rate applied was 37.69% for 2014 and 34.42% for 2013.
2  Non-accrual loans included in average balance.

Provision for Credit Losses.  During the year ended December 31, 2014, the Company made a provision of $1,021,000 for credit losses, compared to a provision of $260,000 and $250,000 for credit losses for the years ended December 31, 2013 and 2012, respectively.  In 2014, the Bank increased its provision for credit losses due to the increase in net charge offs and growth in the loan portfolio. At December 31, 2014, the allowance for credit losses equaled 104.84% of non-accrual and past due loans compared to 68.78% and 58.84% at December 31, 2013 and 2012, respectively.  During the year ended December 31, 2014, the Company recorded net charge-offs of $875,000 compared to $596,000 and $873,000 in net charge-offs during the years ended December 31, 2013 and 2012, respectively.

Other Income.  Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on Bank owned life insurance (BOLI).  Other income increased from $2,001,216 in 2013 to $2,670,498 in 2014, a $669,282, or 33.45% increase. The increase was primarily due to a increase in gains on securities partially offset by a decrease in service charges on deposit accounts.  Other income increased from $1,822,072 in 2012 to $2,001,216 in 2013, a $179,144, or 9.83% increase. The increase was primarily due to a increase in gains on securities with a lesser increase in service charges on deposit accounts.

Other Expenses. Other expenses, which consist of non-interest operating expenses, increased from $11,113,244 in 2013 to $11,412,259 in 2014, a $299,015 or 2.69% increase. This increase was primarily due to increases in other professional expenses and a write-down of loan fees receivable deemed to be uncollectable.    Other expenses increased from $10,795,319 in 2012 to $11,113,244 in 2013, a $317,925 or 2.95% increase. This increase was primarily due to an increase in the FDIC Assessment and other professional expenses, with lesser increases in telephone and office supplies, furniture and equipment and impairment on securities, partially offset by decreases in salaries and wages, employee benefits, and occupancy.

Income Taxes.  During the year ended December 31, 2014, the Company recorded an income tax expense of $308,652, compared to an income tax expense of $633,855 for the year ended December 31, 2013.  This decrease was due to the decrease in net income before taxes.  During the year ended December 31, 2013, the Company recorded an income tax expense of $633,855, compared to an income tax expense of $673,807 for the year ended December 31, 2012.  This decrease was due to the decrease in net income before taxes.

Comparison of Financial Condition at December 31, 2014, 2013 and 2012

The Company’s total assets increased to $394,629,508 at December 31, 2014 from $377,193,574 at December 31, 2013.  The Company’s total assets decreased to $377,193,574 at December 31, 2013 from $387,438,269 at December 31, 2012.

The Company’s net loan portfolio increased to $273,986,237 at December 31, 2014 compared to $270,684,120 at December 31, 2013 and $249,631,525 at December 31, 2012.  In 2014, the increase in the loan portfolio was primarily due to increases in indirect loans, purchase money mortgage, and commercial and industrial construction loans, partially offset by decreases in refinance mortgage loans and commercial and industrial mortgages.  In 2013, the increase in the loan portfolio was primarily due to increases in indirect loans, refinance mortgage loans, non-home owner residential construction loans, home equity and purchase money mortgages, partially offset by decreases in secured business installment loans, home-owner residential construction, commercial and industrial mortgages, and demand secured business loans.

During 2014, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $87,993,145, a $13,679,463 or 18.41%, increase from $74,313,682 at December 31, 2013. This increase is due to an increase in U.S. Treasury Notes, mortgage backed securities and state and municipal securities.  The market value of municipal securities also increased from 2013 to 2014 and contributed to this increase.  During 2013, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $74,313,682, a $26,176,585 or 26.05%, decrease from $100,490,267 at December 31, 2012.  This decrease is primarily attributable to a decrease in mortgage backed securities and municipal securities in order to fund growth in the loan portfolio.

Deposits as of December 31, 2014 totaled $338,877,292, an increase of $15,073,936, or 4.66%, from the $323,803,356 total as of December 31, 2013.  Deposits as of December 31, 2013 totaled $323,803,356, a decrease of $8,485,530, or 2.55%, from the $332,288,886 total as of December 31, 2012.  Demand deposits as of December 31, 2014 totaled $88,562,924, a $1,815,399, or 2.09%, increase from $86,747,525 at December 31, 2013.  NOW and Super NOW accounts, as of December 31, 2014, decreased by $1,001,279, or 3.58% from their 2013 level to $26,990,274. Money market accounts increased by $1,245,857, or 6.48%, from their 2013 level, to total $20,465,436 at December 31, 2014.  Savings deposits increased by $3,568,466, or 5.00%, from their 2013 level, to $74,973,038 at December 31, 2014. Time deposits over $100,000 totaled $55,103,984 on December 31, 2014, an increase of $9,202,510, or 20.05% from December 31, 2013. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $72,781,636 on December 31, 2014, a $242,983 or 0.33% increase from December 31, 2013.

Total stockholders’ equity as of December 31, 2014 increased by $2,247,366, or 7.12%, from the 2013 period.  The increase was attributed to the 2013 accumulated other comprehensive loss now being comprehensive income in 2014 (a $1,280,805 change) and an increase in retained earnings from current year net income, offset by cash dividends paid, net of dividends reinvested.  Total stockholders’ equity as of December 31, 2013 decreased by $2,004,503, or 5.97%, from the 2012 period.  The decrease was attributed to an increase in accumulated other comprehensive loss and cash dividends paid, net of dividends reinvested, offset by the increase in earnings.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2014, the Bank has accrued $200,000 for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2014.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$9,256
Federal funds and overnight deposits	4,024	-	-	-	4,024
Securities	-	61	5,923	82,009	87,993
Loans	8,450	7,141	72,328	186,067	273,986
Fixed assets	-	-	-	-	3,671
Other assets	-	-	-	-	15,699

Total assets	$12,474	$7,202	$78,251	$268,076	$394,629

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$88,563
NOW accounts	26,990	-	-	-	26,990
Money market deposit accounts	20,465	-	-	-	20,465
Savings accounts	74,860	113	-	-	74,973
IRA accounts	4,287	9,464	24,883	4,169	42,803
Certificates of deposit	11,066	21,238	48,612	4,167	85,083
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	1,922
Stockholders’ equity:	-	-	-	-	33,830

Total liabilities and
stockholders’ equity	$137,668	$30,815	$93,495	$8,336	$394,629

GAP	$(125,194)	$(23,613)	$(15,244)	$259,740
Cumulative GAP	$(125,194)	$(148,807)	$(164,051)	$95,689
Cumulative GAP as a % of total assets	-31.72%	-37.71%	-41.57%	24.25%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model.  However, the Bank believes that the model is a prudent forecasting tool.  As of December 31, 2014, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-4.1%	-0.9%	1.1%	0.7%
% Change in Economic Value of Equity	-15.5%	-5.1%	-3.8%	-10.1%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2014, totaled $13,280,234, an increase of $2,326,765 or 21.24%, from the December 31, 2013 total of $10,953,469.   This increase was due to the inflow of deposits reduced by the purchase of securities and the growth in loans.

As of December 31, 2014, the Bank was permitted to draw on a $69.17 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential first mortgage loans.  As of December 31, 2014, there was nothing outstanding under the daily rate credit.  As of December 31, 2014, the Bank had a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017) from the FHLB of Atlanta.  In addition, the Bank had a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018.  This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. Furthermore, the Bank had a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018.  This advance has a 3.34% rate of interest and is callable quarterly, starting August 22, 2011.  In addition, the Bank has three unsecured lines of credit totaling $3 million, $5 million, and $8 million, on which there were no outstanding balances at December 31, 2014.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital.  At December 31, 2014, the Company was in compliance with these requirements with a leverage ratio of 8.52%, a Tier 1 risk-based capital ratio of 13.07% and total risk-based capital ratio of 14.32%.  At December 31, 2014, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Corporation on January 1, 2017. The Corporation is still evaluating the potential impact on the Corporation’s financial statements.

ASU 201411, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for the Corporation on January 1, 2015 and is not expected to have a significant impact on the Corporation’s financial statements.

ASU 2015-01, “Income Statement  Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Corporation beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Corporation’s financial statements.

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

 Management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I -- Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

GLEN BURNIE BANCORP

March 12, 2015	By:	/s/ Michael G. Livingston
Michael G. Livingston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Livingston	President, Chief Executive Officer	March 12, 2015
Michael G. Livingston	and Director

/s/ F. William Kuethe, Jr.	President Emeritus and Director	March 12, 2015
F. William Kuethe, Jr.

/s/ John E. Porter	Senior Vice President and Chief	March 12, 2015
John E. Porter	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 12, 2015
John E. Demyan

/s/ Thomas Clocker	Director	March 12, 2015
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 12, 2015
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 12, 2015
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 12, 2015
Charles Lynch

/s/ Edward L. Maddox	Director	March 12, 2015
Edward L. Maddox

/s/ Andrew Cooch	Director	March 12, 2015
Andrew Cooch

/s/ Karen B. Thorwarth	Director	March 12, 2015
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 12, 2015
Mary Lou Wilcox

CONTENTS

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Income	F-3
Consolidated Statements of Comprehensive Income (Loss)	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Glen Burnie Bancorp and Subsidiaries
Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2014, 2013, and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  Glen Burnie Bancorp and subsidiaries’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2014, 2013, and 2012, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles general accepted in the United States of America.

Salisbury, Maryland
March 5, 2015

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2014	2013	2012

Assets
Cash and due from banks	$7,101,352	$9,214,503	$9,332,087
Interest-bearing deposits in other financial institutions	2,154,817	1,636,194	6,627,394
Federal funds sold	4,024,065	102,772	2,669,101
Cash and cash equivalents	13,280,234	10,953,469	18,628,582
Investment securities available for sale, at fair value	87,993,145	74,313,682	100,490,267
Federal Home Loan Bank stock, at cost	1,327,800	1,452,900	1,448,000
Maryland Financial Bank stock	30,000	30,000	30,000
Ground rents, at cost	169,200	169,200	175,200
Loans, less allowance for credit losses 2014 $3,117,870; 2013 $2,972,019; 2012 $3,307,920;	273,986,237	270,684,120	249,631,525
Premises and equipment, at cost, less accumulated depreciation	3,671,295	3,696,772	3,873,002
Accrued interest receivable on loans and investment securities	1,274,137	1,509,238	1,450,321
Deferred income tax benefits	3,045,235	3,604,461	1,235,255
Other real estate owned	45,175	1,170,773	478,190
Cash value of life insurance	9,138,658	8,914,817	8,680,519
Other assets	668,392	694,142	1,317,408

Total assets	$394,629,508	$377,193,574	$387,438,269

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$88,562,924	$86,747,525	$84,288,485
Interest-bearing	250,314,368	237,055,831	248,000,401
Total deposits	338,877,292	323,803,356	332,288,886
Long-term borrowings	20,000,000	20,000,000	20,000,000
Dividends payable	276,096	274,737	-
Accrued interest payable on deposits	39,823	28,523	28,365
Other liabilities	1,605,770	1,503,797	1,533,353
Total liabilities	360,798,981	345,610,413	353,850,604

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2014 2,760,964 shares; 2013 2,747,370; 2012 2,736,978 shares;	2,760,964	2,747,370	2,736,978
Surplus	9,854,119	9,713,335	9,604,906
Retained earnings	21,112,714	20,300,531	18,783,164
Accumulated other comprehensive (loss) income, net of tax	102,730	(1,178,075)	2,462,617
Total stockholders’ equity	33,830,527	31,583,161	33,587,665

Total liabilities and stockholders’ equity	$394,629,508	$377,193,574	$387,438,269

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2014	2013	2012

Interest income on:
Loans, including fees	$12,318,461	$12,673,230	$13,123,595
U.S. Treasury securities	27,763	-	-
U.S. Government agency securities	722,587	871,287	894,024
State and municipal securities	1,357,355	1,656,670	1,705,789
Corporate trust preferred securities	21,414	33,428	57,660
Federal funds sold	10,714	3,027	4,438
Other	61,443	44,223	31,724
Total interest income	14,519,737	15,281,865	15,817,230

Interest expense on:
Deposits	1,893,314	2,014,327	2,610,906
Short-term borrowings	134	7,004	1,962
Long-term borrowings	640,474	640,474	642,228
Total interest expense	2,533,922	2,661,805	3,255,096

Net interest income	11,985,815	12,620,060	12,562,134

Provision for credit losses	1,020,876	260,000	250,000

Net interest income after provision for credit losses	10,964,939	12,360,060	12,312,134

Other income:
Service charges on deposit accounts	463,734	595,729	575,049
Other fees and commissions	826,945	825,859	837,065
Gains on investment securities, net	1,155,978	345,331	162,594
Income on life insurance	223,841	234,297	247,364
Total other income	2,670,498	2,001,216	1,822,072

Other expenses:
Salaries and wages	4,998,402	4,963,600	4,996,518
Employee benefits	1,633,443	1,788,995	1,815,599
Occupancy	806,916	785,850	804,012
Furniture and equipment	925,207	842,099	792,725
Other expenses	3,048,291	2,717,119	2,386,465
Total impairment losses on investment securities	-	124,984	-
Portion of impairment losses recognized in other comprehensive income (before taxes)	-	(109,403)	-
Net impairment loss on investment securities	-	15,581	-
Total other expenses	11,412,259	11,113,244	10,795,319

Income before income taxes	2,223,178	3,248,032	3,338,887

Federal and state income taxes	308,652	633,855	673,807

Net income	$1,914,526	$2,614,177	$2,665,080

Basic and diluted earnings per share of common stock	$0.69	$0.95	$0.98

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,	2014	2013	2012

Net income	$1,914,526	$2,614,177	$2,665,080

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period (net of deferred taxes (benefits) 2014 $1,305,107; 2013 ($2,167,273); 2012 $472,938);	1,976,117	(3,281,559)	716,095
Reclassification adjustment for impairment loss included in net income (net of deferred tax benefits 2014 $0; 2013 $6,197; 2012 $0);	-	9,384	-
Reclassification adjustment for gains included in net income (net of deferred taxes 2014 $459,212; 2013 $243,383; 2012 $65,653);	(695,312)	(368,517)	(99,408)
Total other comprehensive income (loss)	1,280,805	(3,640,692)	616,687

Comprehensive income (loss)	$3,195,331	$(1,026,515)	$3,281,767

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2014, 2013, and 2012

					Accumulated
					Other
					Comprehensive	Total
	Common Stock			Retained	(Loss)	Stockholders’
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balances, December 31, 2011	2,717,909	$2,717,909	$9,437,605	$17,209,386	$1,845,930	$31,210,830

Net income	-	-	-	2,665,080	-	2,665,080
Cash dividends, $.40 per share	-	-	-	(1,091,302)	-	(1,091,302)
Dividends reinvested under dividend reinvestment plan	19,069	19,069	167,301	-	-	186,370
Other comprehensive income, net of tax	-	-	-	-	616,687	616,687

Balances, December 31, 2012	2,736,978	2,736,978	9,604,906	18,783,164	2,462,617	33,587,665

Net income	-	-	-	2,614,177	-	2,614,177
Cash dividends, $.40 per share	-	-	-	(1,096,810)	-	(1,096,810)
Dividends reinvested under dividend reinvestment plan	10,392	10,392	108,429	-	-	118,821
Other comprehensive loss net of tax	-	-	-	-	(3,640,692)	(3,640,692)

Balances, December 31, 2013	2,747,370	2,747,370	9,713,335	20,300,531	(1,178,075)	31,583,161

Net income	-	-	-	1,914,526	-	1,914,526
Cash dividends, $.40 per share	-	-	-	(1,102,343)	-	(1,102,343)
Dividends reinvested under dividend reinvestment plan	13,594	13,594	140,784	-	-	154,378
Other comprehensive income, net of tax	-	-	-	-	1,280,805	1,280,805

Balances, December 31, 2014	2,760,964	$2,760,964	$9,854,119	$21,112,714	$102,730	$33,830,527

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2014	2013	2012

Cash flows from operating activities:
Net income	$1,914,526	$2,614,177	$2,665,080
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	812,331	1,187,689	1,716,701
Provision for credit losses	1,020,876	260,000	250,000
Deferred income tax benefits, net	(286,670)	35,252	38,359
Gains on disposals of assets, net	(1,213,844)	(321,443)	(161,999)
Provision on losses of other real estate owned	91,448	5,695	-
Impairment losses on investment securities	-	15,581	-
Income on investment in life insurance	(223,841)	(234,298)	(247,364)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	235,101	(58,917)	91,198
Decrease (increase) in other assets	56,011	637,425	(246,288)
Increase (decrease) in accrued interest payable	11,300	158	(19,736)
Increase (decrease) in other liabilities	101,973	(29,556)	3,222

Net cash provided by operating activities	2,519,211	4,111,763	4,089,173

Cash flows from investing activities:
Maturities of available for sale mortgage-backed securities	9,109,664	15,171,085	18,762,583
Proceeds from sales of available for sale debt securities	30,269,965	25,626,845	18,656,622
Purchases of available for sale mortgage-backed securities	(28,703,606)	(16,920,333)	(26,023,938)
Purchases of other available for sale investment securities	(21,464,085)	(4,185,719)	(9,097,291)
Purchase of FHLB stock	125,100	(4,900)	72,400
Increase in loans, net	(4,368,168)	(22,295,595)	(17,401,804)
Proceeds from sales of other real estate	1,153,883	273,121	887,042
Purchases of premises and equipment	(442,529)	(262,598)	(182,548)

Net cash used by investing activities	(14,319,776)	(2,598,094)	(14,326,934)

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	1,815,399	2,459,040	10,949,022
Increase (decrease) in time deposits, net	13,258,537	(10,944,570)	9,395,203
Decrease in short-term borrowings	-	-	(254,749)
Cash dividends paid	(1,100,984)	(822,073)	(1,363,093)
Common stock dividends reinvested	154,378	118,821	186,370

Net cash provided (used) by financing activities	14,127,330	(9,188,782)	18,912,753

Increase (decrease) in cash and cash equivalents	2,326,765	(7,675,113)	8,674,992

Cash and cash equivalents, beginning of year	10,953,469	18,628,582	9,953,590

Cash and cash equivalents, end of year	$13,280,234	$10,953,469	$18,628,582

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Continued)

Years Ended December 31,	2014	2013	2012

Supplementary Cash Flow Information:
Interest paid	$2,522,622	$2,661,647	$3,274,832
Income taxes paid	300,000	525,000	925,000
Total decrease (increase) in unrealized depreciation on available for sale securities	2,126,700	(6,045,150)	1,023,972

Supplementary Noncash Investing Activities:
Loans converted to other real estate	45,175	983,000	254,536

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

The allowance for loan losses typically consists of an allocated component and an unallocated component.  The components of the allowance for loan losses represent an estimation done pursuant to either ASC Topic 450, Accounting for Contingencies, or ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification.  The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience over a current three year period and the related internal gradings of loans charged off.  The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience.  The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies (continued)

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans.  The properties are recorded at the lower of cost or fair value (appraised value) at the date acquired.  Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expenses of operation are included in other income or expenses.  Gains and losses realized from the sale of OREO are included in other income or expenses.  Loans converted to OREO through foreclosure proceedings totaled $45,175, $983,000, and $254,536 for the years ended December 31, 2014, 2013, and 2012, respectively.  The Bank financed no sales of OREO for 2014, 2013, or 2012, respectively.

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

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Asset.  As of December 31, 2014, 2013, and 2012, certain loans existed which management considered impaired (See Note 4).  During the year ended December 31, 2013, management deemed certain investment securities were impaired and recorded an impairment loss on these securities (See Note 3).

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

Note 2.   Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities.  Such reserves averaged approximately $4,985,000, $5,387,000, and $4,713,000 during the years ended December 31, 2014, 2013, and 2012, respectively.

Note 3.   Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury	$7,946,530	$5,843	$23,883	$7,928,490
U.S. Government agencies	28,360	295,584	-	323,944
State and municipal	32,771,006	813,974	75,534	33,509,446
Corporate trust preferred	247,150	-	83,695	163,455
Mortgage-backed	46,831,094	95,832	859,116	46,067,810

	$87,824,140	$1,211,233	$1,042,228	$87,993,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$28,360	$575,000	$-	$603,360
State and municipal	32,395,630	360,384	1,746,943	31,009,071
Corporate trust preferred	333,395	-	109,403	223,992
Mortgage-backed	43,512,419	688,095	1,723,255	42,477,259

	$76,269,804	$1,623,479	$3,579,601	$74,313,682

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$28,360	$-	$320	$28,040
State and municipal	38,528,451	2,623,768	14,797	41,137,422
Corporate trust preferred	349,646	-	65,116	284,530
Mortgage-backed	57,494,784	1,597,567	52,076	59,040,275

	$96,401,241	$4,221,335	$132,309	$100,490,267

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 are as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$5,946,025	$23,883	$-	$-	$5,946,025	$23,883
State and Municipal	2,613,263	30,438	1,261,322	45,096	3,874,585	75,534
Corporate trust preferred	-	-	163,455	83,695	163,455	83,695
Mortgaged-backed	21,210,373	144,533	18,303,420	714,583	39,513,793	859,116

	$29,769,661	$198,854	$19,728,197	$843,374	$49,497,858	$1,042,228

At December 31, 2014, the Company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior notes with a Fitch credit rating of C, which is included in the securities described above.  The market for these securities at December 31, 2014 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of December 31, 2014 by an unrelated third party in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions.  As a result of this testing, no write-downs were required in 2014 and 2012.  A write-down of $15,581 was taken on this security during 2013.

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

As of December 31, 2014, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On December 31, 2014, the Bank held 27 investment securities having continuous unrealized loss positions for more than 12 months.  Except as noted above, management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgaged-backed securities.  The Bank has no mortgaged-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the remaining securities are impaired due to reasons of credit quality.  Accordingly, as of December 31, 2014, management believes the impairments detailed in the table above are temporary and no additional impairment loss is required to be realized in the Company’s consolidated income statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   Investment Securities (continued)

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt and equity securities for which a portion of an other-then-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	2014	2013	2012

Estimated credit losses, beginning of year	$3,262,496	$3,246,915	$3,246,915
Credit losses - no previous OTTI recognized	-	-	-
Credit losses - previous OTTI recognized	-	15,581	-

Estimated credit losses, end of year	$3,262,496	$3,262,496	$3,246,915

Contractual maturities of investment securities at December 31, 2014, 2013, and 2012 are shown below.  Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association.  Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale
	Amortized	Fair
December 31, 2014	Cost	Value

Due within one year	$61,064	$61,780
Due over one to five years	5,938,706	5,923,560
Due over five to ten years	2,007,824	2,004,890
Due over ten years	32,957,092	33,611,161
Mortgage-backed, due in monthly installments	46,859,454	46,391,754

	$87,824,140	$87,993,145

	Available for Sale
	Amortized	Fair
December 31, 2013	Cost	Value

Due within one year	$-	$-
Due over one to five years	-	-
Due over five to ten years	-	-
Due over ten years	32,729,025	31,233,063
Mortgage-backed, due in monthly installments	43,540,779	43,080,619

	$76,269,804	$74,313,682
F-15

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

Proceeds from sales of available for sale securities prior to maturity totaled $30,269,965, $25,626,845, and $18,656,622 for the years ended December 31, 2014, 2013, and 2012, respectively.  The Bank realized gains of $1,210,332 and losses of $54,354 on those sales for 2014.  The Bank realized gains of $664,269 and losses of $318,938 on those sales for 2013.  The Bank realized gains of $282,069 and losses of $119,475 on those sales for 2012.  Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade.  Income tax expense relating to net gains on sales of investment securities totaled $455,976, $136,216, and $64,135 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Bank has no derivative financial instruments required to be disclosed under ASC Topic 815, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

Note 4.   Loans and Allowance

Major categories of loans are as follows:

	2014	2013	2012
Mortgage:
Residential	$120,933,420	$123,645,939	$107,728,972
Commercial	62,601,469	67,195,806	71,381,029
Construction and land development	7,073,720	6,582,553	3,915,299
Demand and time	3,518,752	4,172,747	4,901,107
Installment	84,103,142	73,230,433	66,096,285
	278,230,503	274,827,478	254,022,692
Unearned income on loans	(1,126,396)	(1,171,339)	(1,083,247)
	277,104,107	273,656,139	252,939,445
Allowance for credit losses	(3,117,870)	(2,972,019)	(3,307,920)

	$273,986,237	$270,684,120	$249,631,525

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank.  The Bank’s installment loan portfolio included approximately $67,551,000, $55,400,000, and $47,427,000 of such loans at December 31, 2014, 2013, and 2012, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland.  Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans and Allowance (continued)

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  They do not involve more than normal risk of collectibility or present other unfavorable terms.  At December 31, 2014, 2013, and 2012, the amounts of such loans outstanding totaled $556,188, $1,078,577, and $354,257 respectively.  During 2014, loan additions and repayments/transfers totaled $126,500 and $648,889, respectively.

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

The above factors result in a FAS 5, as codified in FASB ASC 450-10-20, calculated reserve for environmental factors.

All credit exposures graded above a rating of “4” with outstanding balances (see ratings on page 21) are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is evaluated relative to the general reserve factor for assets of the same type and grade. If a specific reserve is appropriate and exceeds the general reserve factor, a specific reserve is to be established. Otherwise, the asset is included in the portfolio of assets that comprise the base upon which the general reserve is calculated. The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events.  A specific reserve will not be established unless loss elements can be determined and quantified based on known facts.  The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans and Allowance (continued)

The following table presents the total allowance by loan segment:

	Commercial		Consumer
	and	Commercial	and	Residential
2014	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$412,909	$898,362	$1,187,604	$593,463	$(120,319)	$2,972,019
Provision for credit losses	(4,580)	(448,027)	601,522	805,261	66,700	1,020,876
Recoveries	6,440	128,068	331,108	5,714	-	471,330
Loans charged off	(29,138)	(243,394)	(839,012)	(234,811)	-	(1,346,355)

Balance, end of year	$385,631	$335,009	$1,281,222	$1,169,627	$(53,619)	$3,117,870

Individually evaluated for impairment:
Balance in allowance	$252,500	$148,791	$186,226	$682,642	$-	$1,270,159
Related loan balance	252,500	2,155,816	1,106,217	2,931,143	-	6,445,676

Collectively evaluated for impairment:
Balance in allowance	$133,131	$186,218	$1,094,996	$486,985	$(53,619)	$1,847,711
Related loan balance	3,266,252	63,486,816	82,996,925	122,034,834	-	271,784,827

	Commercial		Consumer
	and	Commercial	and	Residential
2013	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$541,916	$1,183,240	$1,057,531	$392,506	$132,727	$3,307,920
Provision for credit losses	46,303	(374,067)	468,559	372,251	(253,046)	260,000
Recoveries	26,804	89,189	313,795	7,714	-	437,502
Loans charged off	(202,114)	-	(652,281)	(179,008)	-	(1,033,403)

Balance, end of year	$412,909	$898,362	$1,187,604	$593,463	$(120,319)	$2,972,019
Individually evaluated for impairment:
Balance in allowance	$278,786	$550,794	$178,657	$155,330	$-	$1,163,567
Related loan balance	278,786	3,364,193	636,174	1,629,643	-	5,908,796

Collectively evaluated for impairment:
Balance in allowance	$134,123	$347,568	$1,008,947	$438,133	$(120,319)	$1,808,452
Related loan balance	3,893,961	65,414,415	72,594,259	127,016,047	-	268,918,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
2012	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$557,169	$2,012,962	$888,614	$595,812	$(123,633)	$3,930,924
Provision for credit losses	29,282	(919,161)	357,622	525,897	256,360	250,000
Recoveries	10,558	89,439	286,564	5,714	-	392,275
Loans charged off	(55,093)	-	(475,269)	(734,917)	-	(1,265,279)

Balance, end of year	$541,916	$1,183,240	$1,057,531	$392,506	$132,727	$3,307,920
Individually evaluated for impairment:
Balance in allowance	$451,126	$807,735	$20,000	$35,916	$-	$1,314,777
Related loan balance	796,511	4,980,503	76,251	1,545,028	-	7,398,293

Collectively evaluated for impairment:
Balance in allowance	$90,790	$375,505	$1,037,531	$356,590	$132,727	$1,993,143
Related loan balance	4,104,596	67,898,601	66,020,034	108,601,168	-	246,624,399

As of December 31, 2014 and 2013, the allowance for loan losses included an unallocated shortfall of $53,619 and $120,319, respectively.  The 2014 and 2013 shortfall is well within the internal Bank policy of 5% tolerance for actual to required reserves.  As of December 31, 2012 the allowance for loan losses included an unallocated excess amount of $132,727.  Management is comfortable with these amounts as they feel the amounts are adequate to absorb inherent potential losses in the loan portfolio.

Credit Quality Information

The following table represents credit exposures by creditworthiness category for the year ending December 31, 2014.  The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk.  The Bank’s internal creditworthiness is based on experience with similarly graded credits.  Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans and Allowance (continued)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

The Bank contracts with an independent 3rd party loan review firm that reviews and validates the credit risk program on a quarterly basis.  Results of these reviews are presented to the Audit Committee for approval and then to management for implementation.  The loan review process compliments and reinforces the risk identification and assessment decisions made by the lenders and credit personnel as well as the Bank’s policies and procedures.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
	and	Commercial	and	Residential
2014	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,177,639	$58,837,254	$80,501,928	$121,244,374	$263,761,195
Special mention	88,613	4,649,562	2,555,654	832,546	8,126,375
Substandard	252,500	2,155,816	882,600	2,726,156	6,017,072
Doubtful	-	-	162,960	-	162,960
Loss	-	-	-	162,901	162,901

	$3,518,752	$65,642,632	$84,103,142	$124,965,977	$278,230,503

Non-accrual	-	1,097,112	515,352	1,165,440	2,777,904
Troubled debt restructures	252,500	-	-	-	252,500
Number of TDRs accounts	1	-	-	-	1
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

	Commercial		Consumer
	and	Commercial	and	Residential
2013	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,594,809	$59,914,422	$71,554,400	$126,774,441	$261,838,072
Special mention	299,152	5,499,993	1,102,091	1,312,103	8,213,339
Substandard	278,786	3,364,193	508,243	559,146	4,710,368
Doubtful	-	-	65,699	-	65,699
Loss	-	-	-	-	-

	$4,172,747	$68,778,608	$73,230,433	$128,645,690	$274,827,478

Non-accrual	14,286	1,237,647	338,212	1,123,248	2,713,393
Troubled debt restructures	-	-	-	-	-
Number of TDRs contracts	-	-	-	-	-
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
2012	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,296,139	$63,297,427	$64,160,355	$107,943,667	$239,697,588
Special mention	183,507	5,970,942	1,485,366	1,189,613	8,829,428
Substandard	421,461	3,610,735	360,672	1,012,916	5,405,784
Doubtful	-	-	89,892	-	89,892
Loss	-	-	-	-	-

	$4,901,107	$72,879,104	$66,096,285	$110,146,196	$254,022,692

Non-accrual	17,286	2,645,320	237,193	1,108,866	4,008,665
Troubled debt restructures	-	1,369,768	-	832,500	2,202,268
Number of TDRs accounts	-	1	-	1	2
Non-performing TDRs	-	1,369,768	-	832,500	2,202,268
Number of TDR accounts	-	1	-	1	2

At December 31, 2014, the recorded investment in TDR’s reflected one loan in the amount of $252,500 which is performing under the terms of the modified agreement.  The TDR from 2012 that had a balance of $832,500 was brought into OREO in 2013 and later sold in 2014.  The remaining TDR from 2012 in the amount of $1,369,768 was paid off in 2013.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans and Allowance (continued)

Current, past due, and nonaccrual loans by categories of loans are as follows:
			90 Days or
		30-89 Days	More and
2014	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,518,752	$-	$-	$-	$3,518,752
Commercial real estate	64,545,207	313	-	1,097,112	65,642,632
Consumer and indirect	81,315,689	2,272,101	-	515,352	84,103,142
Residential real estate	123,284,983	318,782	196,772	1,165,440	124,965,977

	$272,664,631	$2,591,196	$196,772	$2,777,904	$278,230,503

			90 Days or
		30-89 Days	More and
2013	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,158,461	$-	$-	$14,286	$4,172,747
Commercial real estate	66,191,062	173,000	1,176,899	1,237,647	68,778,608
Consumer and indirect	71,755,109	1,137,112	-	338,212	73,230,433
Residential real estate	126,934,475	157,123	430,844	1,123,248	128,645,690

	$269,039,107	$1,467,235	$1,607,743	$2,713,393	$274,827,478

			90 Days or
		30-89 Days	More and
2012	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,678,297	$205,524	$-	$17,286	$4,901,107
Commercial real estate	68,879,791	-	1,353,993	2,645,320	72,879,104
Consumer and indirect	64,427,468	1,431,624	-	237,193	66,096,285
Residential real estate	108,545,538	233,045	258,747	1,108,866	110,146,196

	$246,531,094	$1,870,193	$1,612,740	$4,008,665	$254,022,692

Loans on which the accrual of interest has been discontinued totaled $2,777,904, $2,713,393, and $4,008,665 at December 31, 2014, 2013, and 2012, respectively.  Interest that would have been accrued under the terms of these loans totaled $255,682, $180,770, and $273,974 for the years ended December 31, 2014, 2013, and 2012, respectively.  Loans past due 90 days or more and still accruing interest totaled $196,772, $1,607,743, and $1,612,740 at December 31, 2014, 2013 and 2012, respectively.  Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Non-accrual loans with specific reserves at December 31, 2014 are comprised of:

Commercial Real Estate – Two loans to two borrowers in the amount of $1,094,708 secured by commercial and/or residential properties with specific reserves of $148,791 established for the loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans and Allowance (continued)

Residential Real Estate – Three loans to three borrowers in the amount of $622,584 secured by residential properties with specific reserves of $193,605 established for the loans.

Consumer and Indirect Loans – Four loans to four borrowers in the amount of $538,248 with $166,226 of specific reserves established for the loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans and Allowance (continued)

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
2014	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$2,726,247	$2,726,247	$177,707	$682,642	$2,747,299
Commercial	1,094,708	1,094,708	783	148,791	1,162,367
Consumer	611,728	611,728	30,903	186,226	622,854
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	252,500	252,500	11,027	252,500	258,577
Total impaired loans with specific reserves	$4,685,183	$4,685,183	$220,420	$1,270,159	$4,791,097

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$204,896	$266,091	$2,641	n/a	$340,435
Commercial	1,061,108	1,061,108	48,548	n/a	1,089,641
Consumer	60,656	60,656	-	n/a	-
Installment	433,833	433,833	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$1,760,493	$1,821,688	$51,189	-	$1,430,076

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
2013	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$559,146	$559,146	$15,768	$155,330	$563,961
Commercial	2,187,294	2,187,294	55,535	550,794	2,271,949
Consumer	393,740	393,740	20,767	178,657	394,356
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	278,786	278,786	11,541	278,786	286,433
Total impaired loans with specific reserves	$3,418,966	$3,418,966	$103,611	$1,163,567	$3,516,699

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,070,497	$1,070,497	$39,257	n/a	$1,071,479
Commercial	1,176,899	1,176,899	46,583	n/a	1,231,505
Consumer	10,602	10,602	-	n/a	-
Installment	180,204	180,204	-	n/a	-
Home Equity	51,628	51,628	-	n/a	50,999
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,489,830	$2,489,830	$85,840	-	$2,353,983

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Loans and Allowance (continued)

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
2012	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$180,416	$180,416	$11,838	$35,916	$182,019
Commercial	3,610,735	4,210,735	99,079	807,735	3,642,095
Consumer	75,513	75,513	7,759	20,000	76,098
Installment	147,301	147,301	7,806	29,666	147,574
Home Equity	-	-	-	-	-
Commercial	421,460	421,460	20,463	421,460	432,174
Total impaired loans with specific reserves	$4,435,425	$5,035,425	$146,945	$1,314,777	$4,479,960

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,364,612	$1,812,535	$75,050	n/a	$1,794,861
Commercial	1,369,768	1,369,768	-	n/a	2,440,982
Consumer	738	-	-	n/a	-
Installment	227,750	-	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,962,868	$3,182,303	$75,050	-	$4,235,843

Note 5.  Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2014	2013	2012

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	6,221,980	6,142,509	6,083,675
Equipment and fixtures	5-30 years	5,400,514	5,187,984	5,126,477
Construction in progress		53,197	61,155	4,150
		12,360,668	12,076,625	11,899,279
Accumulated depreciation		(8,689,373)	(8,379,853)	(8,026,277)

		$3,671,295	$3,696,772	$3,873,002

Depreciation expense totaled $399,083, $392,146, and $409,032 for the years ended December 31, 2014, 2013, and 2012, respectively.  Amortization of software totaled $21,970, $26,236, and $42,791 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Bank leases its Severna Park and Linthicum branches.  Minimum lease obligations under the Severna Park branch are $30,000 per year through September 2012 and $33,000 through September 2015.  Minimum lease obligations under the Linthicum branch are $120,952 per year through December 2024, adjusted annually on a pre-determined basis.  The Bank is also required to pay all maintenance costs under all these leasing arrangements.  Rent expense totaled $150,145, $137,232, and $141,170 for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Short-term Borrowings

Short-term borrowings are as follows:

	2014	2013	2012

Notes payable - U.S. Treasury	$-	$-	$254,749
	$-	$-	$254,749

Notes payable to the U.S. Treasury represented Federal treasury tax and loan deposits accepted by the Bank from its customers to be remitted on demand to the Federal Reserve Bank.  The Bank paid interest on these balances at or below the Federal funds rate.

The Bank owned 13,278 shares of common stock of the FHLB at December 31, 2014.  The Bank is required to maintain an investment of 0.2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments.  The credit available under this facility is determined at 20% of the Bank’s total assets, or approximately $69,169,000 at December 31, 2014.  Long-term advances totaled $20,000,000 under this credit arrangement at December 31, 2014 (see Note 7).  This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio.  Average short-term borrowings under this facility approximated $24,658, $1,838,000, and $399,000 for 2014, 2013, and 2012, respectively.

The Bank also had available unsecured federal funds lines of credit from three financial institutions for $3,000,000, $5,000,000, and $8,000,000. No balances were outstanding on these lines of credit on December 31, 2014

Note 7.  Long-term Borrowings

Long-term borrowings are as follows:
	2014	2013	2012

Federal Home Loan Bank of Atlanta, convertible advances	$20,000,000	$20,000,000	$20,000,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Long-term Borrowings (continued)

At December 31, 2014, the scheduled maturities of long-term borrowings are approximately as follows:
2014

2017	$10,000,000
2018	10,000,000
$20,000,000

Note 8.  Deposits

Major classifications of interest-bearing deposits are as follows:

	2014	2013	2012
NOW and SuperNOW	$26,990,274	$27,991,553	$31,699,734
Money Market	20,465,436	19,219,579	20,734,875
Savings	74,973,038	71,278,801	68,516,141
Certificates of Deposit, $100,000 or more	36,118,031	28,916,597	28,213,893
Other time deposits	91,767,589	89,649,301	98,835,758

	$250,314,368	$237,055,831	$248,000,401

Interest expense on deposits is as follows:

	2014	2013	2013

NOW and SuperNOW	$11,608	$11,300	$15,754
Money Market	9,965	10,618	25,914
Savings	37,537	55,591	106,424
Certificates of Deposit, $100,000 or more	523,472	373,880	459,130
Other time deposits	1,310,732	1,562,938	2,003,684

	$1,893,314	$2,014,327	$2,610,906

At December 31, 2014, the scheduled maturities of time deposits are approximately as follows:

2014

2015	$46,167,000
2016	22,907,000
2017	7,022,000
2018	17,514,000
2019	26,052,000
2020 and thereafter	8,224,000

$127,886,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2,331,000, $2,147,000, and $2,188,000 at December 31, 2014, 2013, and 2012, respectively.

The Bank had no brokered deposits at December 31, 2014, 2013, and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Income Taxes

The components of income tax expense for the years ended December 31, 2014, 2013, and 2012 are    as follows:

	2014	2013	2012
Current:
Federal	$408,056	$400,931	$448,832
State	187,266	197,671	186,616

Total current	595,322	598,602	635,448
Deferred income (benefits) taxes:
Federal	(253,848)	(9,542)	(5,130)
State	(32,822)	44,795	43,489

Total deferred (benefits) taxes	(286,670)	35,252	38,359

Income tax expense	$308,652	$633,855	$673,807

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012

Income before income tax expense (benefit)	$2,223,178	$3,248,032	$3,338,887

Taxes computed at Federal income tax rate	$755,881	$1,104,331	$1,135,222
Increase (decrease) resulting from:
Tax-exempt income	(531,764)	(630,710)	(644,546)
State income taxes, net of Federal income tax benefit	101,933	160,027	151,869
Other	(17,398)	207	31,262

Income tax expense	$308,652	$633,855	$673,807

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.   Income Taxes (continued)

The components of the net deferred income tax benefits as of December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012

Deferred income tax benefits:
Accrued deferred compensation	$142,308	$129,101	$120,695
Impairment loss on investment securities	1,305,584	1,218,497	1,212,351
Allowance for credit losses	364,697	458,303	816,722
Nonaccrual interest	445,173	339,765	283,045
Alternative minimum tax credits	615,186	485,444	306,523
Accumulated depreciation	72,354	60,627	75,650
Other real estate owned	14,940	14,940	-
Reserve for unfunded commitments	78,890	78,890	78,890
Other temporary differences	2,116	1,332	-
Accumulated securities premium accretion	71,834	39,514	-
Net unrealized depreciation on investment securities available for sale	-	778,048	-
Total deferred income tax benefits	3,113,082	3,604,461	2,893,876

Deferred income tax liabilities:
Accumulated securities discount accretion	-	-	32,209
Net unrealized appreciation on investment securities available for sale	67,847	-	1,626,412
Total deferred income tax liabilities	67,847	-	1,658,621

Net deferred income tax benefits	$3,045,235	$3,604,461	$1,235,255

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future.  At December 31, 2014, 2013, and 2012, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes).

The Company’s federal income tax returns for 2013, 2012, and 2011 are subject to examinations by the IRS generally for three years after they were filed.  In addition, the Company’s state tax returns for the same years are subject to examination by state tax authorities for similar time periods.  The 2014 income tax return will be filed in 2015.

Note 10.   Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees.  Annual contributions, included in employee benefit expense, totaled $229,500, $260,400, and $241,035 for the years ended December 31, 2014, 2013 and 2012, respectively.  The Bank is also making additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of a prior defined benefit pension plan.  These additional contributions, also included in employee benefit expense, totaled $8,098, $8,159, and $8,159 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.   Pension and Profit Sharing Plans (continued)

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors.  The plan covers substantially all employees.  The Bank’s contributions to the plan, included in employee benefit expense, totaled $228,516, $304,558, and $317,108 for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 11.   Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies.  Cash value totaled $9,138,658, $8,914,817, and $8,680,519 at December 31, 2014, 2013, and 2012, respectively.  Income on their insurance investment totaled $223,841, $234,297, and $247,364 for 2014, 2013, and 2012, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees.  Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 12.   Other Operating Expenses

Other operating expenses include the following:

	2014	2013	2012
Professional services	$677,308	$635,502	$531,112
Stationery, printing and supplies	185,963	201,883	178,932
Postage and delivery	164,814	139,096	150,374
FDIC assessment	279,584	234,203	39,622
Directors fees and expenses	239,769	226,881	194,700
Marketing	239,437	207,527	253,177
Data processing	25,404	34,909	46,939
Correspondent bank services	45,362	55,444	43,466
Telephone	223,071	255,955	218,414
Liability insurance	73,925	71,722	72,578
Losses (gains) and expenses on OREO	62,493	73,698	68,499
Other ATM expense	125,845	117,617	134,510
Other	705,316	462,682	454,142

	$3,048,291	$2,717,119	$2,386,465

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2014	2013	2012
Loan commitments:
Construction and land development	$-	$1,561,000	$822,000
Other mortgage loans	1,666,000	2,817,000	6,225,000

	$1,666,000	$4,378,000	$7,047,000
Unused lines of credit:
Home-equity lines	$3,825,462	$11,067,236	$9,882,497
Commercial lines	15,156,201	7,726,424	8,615,844
Secured consumer line	50,000	24,043	3,002
Unsecured consumer lines	674,429	673,123	687,173

	$19,706,092	$19,490,826	$19,188,516

Letters of credit:	$57,580	$32,000	$32,000

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2014, the Bank has accrued $200,000 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.   Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.

Retained earnings from which dividends may not be paid without prior approval totaled approximately
$17,171,000, $15,293,000, and $14,312,000 at December 31, 2014, 2013, and 2012, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below.  There were no options issued during the years ended December 31, 2014, 2013 and 2012.

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

At December 31, 2014, shares of common stock reserved for issuance under the plan totaled 48,011.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2014, 2013, and 2012, shares of common stock purchased under the plan totaled 13,594, 10,392, and 19,069 respectively.  At December 31, 2014, shares of common stock reserved for issuance under the plan totaled 197,524.

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

There was no activity under this plan for the years ended December 31, 2014, 2013, and 2012.

At December 31, 2014, shares of common stock reserved for issuance under the plan totaled 313,919.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.  Management believes, as of December 31, 2014, 2013, and 2012, that both the Company and Bank meet all capital adequacy requirements to which they are subject.

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

A comparison of capital as of December 31, 2014, 2013, and 2012 with minimum requirements is approximately as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
Company	$36,959,000	14.3%	$20,645,810	8.0%	N/A
Bank	36,655,000	14.3%	20,477,654	8.0%	$25,597,067	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$33,728,000	13.1%	$10,322,265	4.0%	N/A
Bank	33,454,000	13.1%	10,238,409	4.0%	15,357,613	6.0%

Tier I Capital
(to Average Assets)
Company	$33,728,000	8.5%	$15,834,742	4.0%	N/A
Bank	33,454,000	8.4%	16,006,699	4.0%	20,008,373	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.   Stockholders’ Equity (continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013
Total Capital
(to Risk Weighted Assets)
Company	$35,933,000	14.1%	$20,329,844	8.0%	N/A
Bank	35,624,000	14.1%	20,183,569	8.0%	$25,229,462	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$32,761,000	12.9%	$10,166,330	4.0%	N/A
Bank	32,470,000	12.9%	10,091,686	4.0%	$15,137,529	6.0%

Tier I Capital
(to Average Assets)
Company	$32,761,000	8.7%	$15,079,862	4.0%	N/A
Bank	32,470,000	8.6%	15,119,907	4.0%	$18,899,884	5.0%

As of December 31, 2012
Total Capital
(to Risk Weighted Assets)
Company	$34,165,000	14.1%	$19,425,729	8.0%	N/A
Bank	33,807,000	14.0%	19,290,728	8.0%	$24,113,409	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$31,124,000	12.8%	$9,711,076	4.0%	N/A
Bank	30,787,000	12.8%	9,643,540	4.0%	$14,465,309	6.0%

Tier I Capital
(to Average Assets)
Company	$31,124,000	8.3%	$15,072,155	4.0%	N/A
Bank	30,787,000	8.1%	15,297,888	4.0%	$19,122,360	5.0%

Note 15.   Earnings Per Common Share

Earnings per common share are calculated as follows:

	2014	2013	2012
Basic:
Net income	$1,914,526	$2,614,177	$2,665,080
Weighted average common shares outstanding	2,755,671	2,742,003	2,728,072
Basic net income per share	$0.69	$0.95	$0.98

Diluted earnings per share calculations were not required for 2014, 2013, and 2012 as there were no options outstanding at December 31, 2014, 2013, and 2012.

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

The following table shows the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2014, 2013, and 2012.  Items that are not financial instruments are not included.

	2014		2013		2012
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$7,101,352	$7,101,352	$9,214,503	$9,214,503	$9,332,087	$9,332,087
Interest-bearing deposits in other financial institutions	2,154,817	2,154,817	1,636,194	1,636,194	6,627,394	6,627,394
Federal funds sold	4,024,065	4,024,065	102,772	102,772	2,669,101	2,669,101
Investment securities available for sale	87,993,145	87,993,145	74,313,682	74,313,682	100,490,267	100,490,267
Federal Home Loan Bank Stock	1,327,800	1,327,800	1,452,900	1,452,900	1,448,000	1,448,000
Maryland Financial Bank Stock	30,000	30,000	30,000	30,000	30,000	30,000
Ground rents	169,200	169,200	169,200	169,200	175,200	175,200
Loans, less allowance for credit losses	273,986,237	268,536,000	270,684,120	270,684,120	249,631,525	251,419,000
Accrued interest receivable	1,274,137	1,274,137	1,509,238	1,509,238	1,450,321	1,450,321

Financial liabilities:
Deposits	338,877,292	310,239,000	323,803,356	291,046,000	332,288,886	314,680,000
Long-term borrowings	20,000,000	20,951,000	20,000,000	21,032,000	20,000,000	21,899,000
Dividends payable	276,096	276,096	274,737	274,737	-	-
Accrued interest payable	39,823	39,823	28,523	28,523	28,365	28,365
Unrecognized financial instruments:
Commitments to extend credit	21,372,092	21,372,092	23,868,826	23,868,826	26,235,516	26,235,516
Standby letters of credit	57,580	57,580	32,000	32,000	32,000	32,000

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

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820.  The Bank’s securities available-for-sale are the only assets or liabilities subject to fair value measurements on a recurring basis.  The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  At December 31, 2014 these non-recurring assets consisted of 28 loans classified as both nonaccrual (11) and accruing loans (17) and a homogeneous pool of indirect and consumer loans considered to be impaired, which are valued under Level 3 inputs and one property classified as OREO valued under Level 2 inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Fair Value Measurements (continued)

Fair value measurements on a recurring and non-recurring basis at December 31, 2014 are as follows:

				Fair
December 31, 2013	Level 1	Level 2	Level 3	Value
Recurring:
Securities available for sale	$573,600	$73,515,807	$224,275	$74,313,682

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	4,745,229	4,745,229
OREO	-	1,170,773	-	1,170,773
	$573,600	$74,686,580	$4,999,504	$80,259,684
Activity:
Securities available for sale:
Purchases of securities	-	50,167,691	-	50,167,691
Sales, calls, and maturities of securities	-	(38,223,651)	-	(38,223,651)
Net amortization/accretion of premium/discount	-	(391,144)	(134)	(391,278)
Increase (decrease) in market value	216,944	1,746,303	163,454	2,126,701
OTTI on investments	-	-	-	-
Transfer to level 1	-	-	-	-
Transfer to level 2	-	-	-	-

Maryland Financial Bank stock
OTTI on stock	-	-	-	-

Impaired loans:
New impaired loans	-	-	5,897,664	5,897,664
Payments and other loan reductions	-	-	(5,874,910)	(5,874,910)
Change in total provision	-	-	452,709	452,709
Loans converted to OREO	-	-	(45,175)	(45,175)

OREO:
OREO converted from loans	-	45,175	-	45,175
Sales of OREO	-	(1,153,883)	-	(1,153,883)
Write-down of OREO	-	(16,448)		(16,448)
Loss on disposal of OREO	-	(442)		(442)

December 31, 2014
Recurring:
Securities available for sale	790,544	86,815,006	387,595	87,993,145

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	5,175,517	5,175,517
OREO	-	45,175	-	45,175

	$-	$86,860,181	$5,593,112	$93,243,837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Fair Value Measurements (continued)

Securities available-for-sale are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans.  Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Bank determines such fair values from independent appraisals.  Based on these appraisals, management has applied a specific valuation allowance allocation of $1,270,159 to the impaired loans, which management considers to be level 3 inputs.  In addition, the Maryland Financial Bank stock was written down to a value of $30,000 due to the price of a new stock offering, which was discounted to par, which management considered level 3 inputs.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Corporation on January 1, 2017. The Corporation is still evaluating the potential impact on the Corporation’s financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for the Corporation on January 1, 2015 and is not expected to have a significant impact on the Corporation’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.  Recently Issued Accounting Pronouncements (continued)

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Corporation beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Corporation’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2014	2013	2012

Assets

Cash	$283,796	$296,245	$75,902
Investment in The Bank of Glen Burnie	33,557,329	31,292,459	33,250,639
Investment in GBB Properties, Inc.	254,870	255,170	255,470
Due from subsidiaries	2,095	2,067	1,362
Other assets	8,533	11,957	4,292

Total assets	$34,106,623	$31,857,898	$33,587,665

Liabilities and Stockholders’ Equity

Dividends payable	276,096	$274,737	$-
Total liabilities	276,096	274,737	-

Stockholders’ equity:
Common stock	2,760,964	2,747,370	2,736,978
Surplus	9,854,119	9,713,335	9,604,906
Retained earnings	21,112,714	20,300,531	18,783,164
Accumulated other comprehensive income (loss), net of benefits	102,730	(1,178,075)	2,462,617
Total stockholders’ equity	33,830,527	31,583,161	33,587,665

Total liabilities and stockholders’ equity	$34,106,623	$31,857,898	$33,587,665

Statements of Income

Years Ended December 31,	2014	2013	2012

Dividends and distributions from subsidiaries	$980,000	$980,000	$980,000
Other expenses	(77,375)	(76,005)	(65,446)
Income before income tax benefit and equity in undistributed net income of subsidiaries	902,625	903,995	914,554
Income tax benefit	28,136	27,970	24,084
Change in undistributed equity of subsidiaries	983,765	1,682,212	1,726,442

Net income	$1,914,526	$2,614,177	$2,665,080

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2014	2013	2012

Cash flows from operating activities:
Net income	$1,914,526	$2,614,177	$2,665,080
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	3,424	(7,665)	-
(Increase) in due from subsidiaries	(28)	(705)	(335)
Change in undistributed equity of subsidiaries	(983,765)	(1,682,212)	(1,726,441)

Net cash provided by operating activities	934,157	923,595	938,304

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	154,378	118,821	186,369
Dividends paid	(1,100,984)	(822,073)	(1,363,093)

Net cash used in financing activities	(946,606)	(703,252)	(1,176,724)

(Decrease) increase in cash	(12,449)	220,343	(238,420)

Cash, beginning of year	296,245	75,902	314,322

Cash, end of year	$283,796	$296,245	$75,902

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.  Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2014
(Dollars in thousands,		Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,627	$3,658	$3,560	$3,675
Interest expense	652	666	628	588
Net interest income	2,975	2,992	2,932	3,087
Provision for credit losses	746	125	112	38
Net securities gains	575	361	141	79
Income before income taxes	521	637	498	567
Net income	480	526	435	473
Net income per share (basic and diluted)	$0.17	$0.19	$0.16	$0.17

2013
(Dollars in thousands,		Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,004	$3,940	$3,708	$3,630
Interest expense	571	675	699	717
Net interest income	3,433	3,265	3,009	2,913
Provision for credit losses	260	-	-	-
Net securities gains	71	150	122	2
Income before income taxes	814	1,039	788	607
Net income	650	795	640	529
Net income per share (basic and diluted)	$0.23	$0.29	$0.24	$0.19

2012
(Dollars in thousands,		Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,828	$4,005	$3,928	$4,056
Interest expense	767	810	830	848
Net interest income	3,061	3,195	3,098	3,208
Provision for credit losses	100	150	-	-
Net securities gains	45	62	33	23
Income before income taxes	761	833	805	940
Net income	609	670	656	730
Net income per share (basic and diluted)	$0.23	$0.24	$0.24	$0.27

