Form 10-Q
period 2015-03-31
GLEN BURNIE BANCORP
filed 2015-05-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2015

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24047

GLEN BURNIE BANCORP

(Exact name of registrant as specified in its charter)

Maryland	52-1782444
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 Crain Highway, S.E.	21061
Glen Burnie, Maryland	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At May 11, 2015, the number of shares outstanding of the registrant’s common stock was 2,767,798.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)	(audited)

Cash and due from banks	$6,247	$7,101
Interest-bearing deposits in other financial institutions	6,136	2,155
Federal funds sold	5,058	4,024
Cash and cash equivalents	17,441	13,280
Investment securities available for sale, at fair value	97,316	87,993
Federal Home Loan Bank stock, at cost	1,203	1,328
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses
(March 31: $3,193; December 31: $3,118)	268,233	273,986
Premises and equipment, at cost, less accumulated depreciation	3,632	3,671
Other real estate owned	45	45
Cash value of life insurance	9,193	9,139
Other assets	4,984	5,158

Total assets	$402,077	$394,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$346,571	$338,877
Long-term borrowings	20,000	20,000
Other liabilities	1,367	1,922
Total liabilities	367,938	360,799

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: March 31: 2,764,458 shares; December 31: 2,760,964 shares	2,764	2,761
Surplus	9,890	9,854
Retained earnings	21,216	21,113
Accumulated other comprehensive gain (loss), net of taxes	269	103
Total stockholders’ equity	34,139	33,831

Total liabilities and stockholders’ equity	$402,077	$394,630

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Interest income on:
Loans, including fees	$2,943	$3,106
U.S. Treasury and U.S. Government agency securities	210	216
State and municipal securities	302	330
Other	25	23
Total interest income	3,480	3,675

Interest expense on:
Deposits	462	430
Long-term borrowings	158	158
Total interest expense	620	588

Net interest income	2,860	3,087

Provision for credit losses	150	38

Net interest income after provision for credit losses	2,710	3,049

Other income:
Service charges on deposit accounts	105	124
Other fees and commissions	170	171
Other non-interest income	10	4
Income on life insurance	54	55
Gains on investment securities	199	79
Total other income	538	433

Other expenses:
Salaries and employee benefits	1,668	1,677
Occupancy	214	222
Other expenses	937	1,016
Total other expenses	2,819	2,915

Income before income taxes	429	567

Income tax expense	49	94

Net income	$380	$473

Basic and diluted earnings per share of common stock	$0.14	$0.17

Weighted average shares of common stock outstanding	2,764,129	2,750,603

Dividends declared per share of common stock	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$380	$473

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains arising during the period	286	1,223

Reclassification adjustment for gains included in net income	(120)	(48)

Comprehensive income	$546	$1,648

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$380	$473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	223	144
Provision for credit losses	150	38
Gains on disposals of assets, net	(199)	(1)
Income on investment in life insurance	(55)	(55)
Changes in assets and liabilities:
Decrease in other assets	116	116
Decrease in other liabilities	(556)	(342)

Net cash provided by operating activities	59	373

Cash flows from investing activities:
Maturities and proceeds of available for sale mortgage-backed securities	2,879	1,820
Proceeds from maturities and sales of other investment securities	6,368	2,263
Purchases of investment securities	(18,211)	(1,244)
Sale of Federal Home Loan Bank stock	125	125
Proceeds from sales of other real estate	-	230
Decrease (increase) in loans, net	5,603	(7,902)
Purchases of premises and equipment	(120)	(124)

Net cash used by investing activities	(3,356)	(4,832)

Cash flows from financing activities:
Increase in deposits, net	7,694	13,120
Dividends paid	(275)	(275)
Common stock dividends reinvested	39	40

Net cash provided by financing activities	7,458	12,885

Increase in cash and cash equivalents	4,161	8,426

Cash and cash equivalents, beginning of year	13,280	10,953

Cash and cash equivalents, end of period	$17,441	$19,379

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2015 and 2014.

Operating results for the three months ended March 31, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

	Three Months Ended
	March 31,
	2015	2014
Basic and diluted:
Net income	$380,000	$473,000
Weighted average common shares outstanding	2,764,129	2,750,603
Basic and dilutive net income per share	$0.14	$0.17

Diluted earnings per share calculations were not required for the three months ended March 31, 2015 and 2014, since there were no options outstanding.

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

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is now effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

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

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for us on January 1, 2015 and did not have a significant impact on our financial statements.

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for us beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on our financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for us on January 1, 2016, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on our financial statements.

ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis.  Two assets are valued under Level 1 inputs at March 31, 2015 or December 31, 2014.  The Company has assets measured by fair value measurements on a non-recurring basis during 2015.  At March 31, 2015,  these assets include 32 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and one property classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
	Level 1	Level 2	Level 3	Value
December 31, 2014
Recurring:
Investment securities available for sale (AFS)	$790	$86,815	$388	$87,993

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	5,176	5,176
OREO	-	45	-	45
	790	86,860	5,594	93,244

Activity:
Investment securities AFS
Purchases of investment securities	-	18,211	-	18,211
Sales, calls and maturities of investment securities	-	(9,248)	-	(9,248)
Amortization/accretion of premium/discount	-	(115)	-	(115)
Increase (decrease) in market value	191	340	(56)	475
Transfer to Level 2	(573)	797	(224)	-

Loans
New impaired loans	-	-	389	389
Payments and other loan reductions	-	-	(132)	(132)
Change in total provision	-	-	(44)	(44)

OREO
Sales of OREO	-	-	-	-
Loss on disposal of OREO	-	-	-	-
Write-down of OREO	-	-	-	-

March 31, 2015
Recurring:
Investment securities AFS	408	96,800	108	97,316

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	5,389	5,389
OREO	-	45	-	45
	$408	$96,845	$5,527	$102,780

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2015		December 31, 2014
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,247	$6,247	$7,101	$7,101
Interest-bearing deposits	6,136	6,136	2,155	2,155
Federal funds sold	5,058	5,058	4,024	4,024
Investment securities	97,316	97,316	87,993	87,993
Investments in restricted stock	1,203	1,203	1,328	1,328
Ground rents	169	169	169	169
Loans, net	268,233	263,097	273,986	268,536
Accrued interest receivable	1,099	1,099	1,274	1,274

Financial liabilities:
Deposits	346,571	319,332	338,877	310,239
Long-term borrowings	20,000	21,035	20,000	20,951
Dividends payable	276	276	276	276
Accrued interest payable	42	42	40	40

Off-balance sheet commitments	25,786	25,786	21,430	21,430

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$5	$4	$-	$-	$5	$4
State and Municipal	5,411	87	803	23	6,214	110
Corporate Trust Preferred	-	-	108	80	108	80
Mortgage Backed	27,537	117	16,509	457	44,046	574
	$32,953	$208	$17,420	$560	$50,373	$768

At March 31, 2015, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Moody’s rating of Ca.  The market for this security (two different portions) at March 31, 2015 was not active and markets for similar securities were also not active.  As a result, the Company had cash flow testing performed as of March 31, 2015 by an unrelated third party specialist in order to measure the possible extent of other-than-temporary-impairment (“OTTI”).  This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions.  No write-down was taken in the first three months of 2015.

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

As of March 31, 2015, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  On March 31, 2015, the Bank held 24 investment securities having continuous unrealized loss positions for more than 12 months.  Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities.  The Bank has no mortgage-backed securities collateralized by sub-prime mortgages.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  Except as noted above, as of March 31, 2015, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	At	At
	March 31,	December 31,
	2015	2014
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,262	$3,262
Credit losses - no previous OTTI recognized	-	-
Credit losses - previous OTTI recognized	-	-

Estimated credit losses, end of period	$3,262	$3,262

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  The Company had consolidated net income of $380,000 ($0.14 basic and diluted earnings per share) for the first quarter of 2015, compared to the first quarter of 2014 consolidated net income of $473,000 ($0.17 basic and diluted income per share), a 19.66% decrease.  The decrease in net income for the three month period was primarily due to the increase in the provision for loan losses and the decrease in loan interest income, partially offset by the increase in gains on investment securities. During the three months ended March 31, 2015, deposits increased by $7,694,000 and net loans decreased by $5,753,000.

Results Of Operations

Net Interest Income.  The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2015 was $2,860,000, compared to $3,087,000 for the same period in 2014, a decrease of $227,000 (7.35%) for the three months.

Interest income for the first quarter decreased from $3,675,000 in 2014 to $3,480,000 in 2015, a 5.31% decrease. The primary reason for the decline in interest income for the 2015 period when compared to the 2014 period was the decline in loan income as both yields and balances declined.

Interest expense for the first quarter increased from $588,000 in 2014 to $620,000 in 2015, a 5.44% increase. The increase was due to higher interest rates paid and the increase of deposit balances.

Net interest margins on a tax equivalent basis for the three months ended March 31, 2015 was 3.31%, compared to 3.74% for the three months ended March 31, 2014.   The decrease of the net interest margin for the first quarter was primarily due to declining yields on earning assets, as loan balances have declined and the balances of lower yielding securities have increased.

Provision for Credit Losses.  The Company made a provision for credit losses of $150,000 during the three month period ending March 31, 2015 and $38,000 during the three month period ending March 31, 2014.  As of March 31, 2015, the allowance for credit losses equaled 93.44% of non-accrual and past due loans compared to 104.84% at December 31, 2014 and 71.33% at March 31, 2014.  During the three month period ended March 31, 2015, the Company recorded a net charge-off of $75,000, compared to a net charge-off of $34,000 during the corresponding period of the prior year.  On an annualized basis, net charge-offs for the 2015 period represent 0.12% of the average loan portfolio.

Other Income.  Other income increased from $433,000 for the three month period ended March 31, 2014, to $538,000 for the corresponding 2015 period, a $105,000 (24.25%) increase.  The increase for the three month period was due to an increase in gains on investment securities, partially offset by a reduction in service charges.

Other Expenses.  Other expenses decreased from $2,915,000 for the three month period ended March 31, 2014, to $2,819,000 for the corresponding 2015 period, a $96,000 (3.29%) decrease.  The decrease for the three month period was primarily due to a loss on Other Real Estate Owned being booked in the first quarter of 2014.

Income Taxes.  During the three months ended March 31, 2015, the Company recorded income tax expense of $49,000, compared to income tax expense of $94,000 for the same respective period in 2014.  The Company’s effective tax rate for the three month period in 2015 was 11.42% compared to 16.58% for the prior year period.  The decrease in the effective tax rate for the three month period was due to the increase in the proportion of state and municipal income.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements.   Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities.  For the first quarter of 2015, comprehensive income, net of tax, totaled $546,000, compared to the March 31, 2014 comprehensive income, net of tax, of $1,648,000. The decrease for the three month period were due to a decrease in the net unrealized gain on securities during those periods.

Financial Condition

General.  The Company’s assets increased to $402,077,000 at March 31, 2015 from $394,630,000 at December 31, 2014, primarily due to an increase in cash and cash equivalents and investment securities, offset by a decrease in loans.  The Bank’s net loans totaled $268,233,000 at March 31, 2015, compared to $273,986,000 at December 31, 2014, a decrease of $5,753,000 (2.10%), primarily attributable to a decrease in indirect lending with lesser decreases in residential construction (non-homeowner occupied), purchase money mortgage and refinance loans, partially offset by business secured time loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $97,316,000 at March 31, 2015, a $9,323,000 (10.60%) increase from $87,993,000 at December 31, 2014.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2015, totaled $17,441,000, an increase of $4,161,000 (31.34%) from the December 31, 2014 total of $13,280,000.  The increase in cash, cash equivalents and investments was a result of the increase in deposits over what was needed to fund loans.

Deposits as of March 31, 2015, totaled $346,571,000, which is an increase of $7,694,000 (2.27%) from $338,877,000 at December 31, 2014. Demand deposits as of March 31, 2015, totaled $95,286,000, which is an increase of $6,723,000 (7.59%) from $88,563,000 at December 31, 2014.  NOW accounts as of March 31, 2015, totaled $29,409,000, which is an increase of $2,419,000 (8.96%) from $26,990,000 at December 31, 2014.  Money market accounts as of March 31, 2015, totaled $20,278,000, which is a decrease of $187,000 (0.92%), from $20,465,000 at December 31, 2014.  Savings deposits as of March 31, 2015, totaled $76,651,000, which is an increase of $1,678,000 (2.24%) from $74,973,000 at December 31, 2014.  Certificates of deposit over $100,000 totaled $35,302,000 on March 31, 2015, which is a decrease of $816,000 (2.26%) from $36,118,000 at December 31, 2014.  Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $89,645,000 on March 31, 2015, which is a $2,123,000 (2.32%) decrease from the $91,768,000 total at December 31, 2014.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the three months ended March 31, 2015 and the year ended December 31, 2014.

At March 31, 2015			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,818	$-	$-	$-	$3,818
Commercial real estate	65,401	-	-	1,080	66,481
Consumer and indirect	78,049	1,342	-	600	79,991
Residential real estate	120,155	334	41	1,696	122,226

	$267,423	$1,676	$41	$3,376	$272,516

At December 31, 2014			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,519	$-	$-	$-	$3,519
Commercial real estate	64,545	-	-	1,097	65,642
Consumer and indirect	81,316	2,272	-	515	84,103
Residential real estate	123,285	319	197	1,166	124,967

	$272,665	$2,591	$197	$2,778	$278,231

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans.  For the period ending March 31, 2015, the allowance for loan loss is $3,193,000 and the unearned income is $1,090,000.  For the period ending December 31, 2014, the allowance for loan loss is $3,118,000 and the unearned income is $1,127,000.

	At	At
	March 31,	December 31,
	2015	2014
	(Dollars in Thousands)

Restructured loans	$250	$253
Non-accrual and 90 days or more and still accruing loans to gross loans	1.25%	1.07%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	93.44%	104.84%

At March 31, 2015, there was $3,060,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known  information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at March 31, 2015 are comprised of:

Consumer loans – Three loans to three borrowers in the amount of $485,000 with a specific reserve of $117,000 established for the loan.

Commercial Real Estate – Two loans to two borrowers in the amount of $1,077,000, secured by commercial and/or residential properties with a specific reserve of $149,000 established for the loans.

Residential Real Estate – Six loans to four borrowers in the amount of $828,000, secured by residential property with a specific reserve of $289,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2015 and December 31, 2014.

(Dollars in thousands)
March 31, 2015	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$2,925	2,925	40	778	2,932
Commercial	1,077	1,077	-	149	1,087
Consumer	558	558	6	137	570
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	250	250	3	250	251
Total impaired loans with specific reserves	$4,810	4,810	49	1,314	4,840

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$367	428	1	n/a	519
Commercial	1,043	1,043	11	n/a	1,055
Consumer	229	229	-	n/a	50
Installment	254	254	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$1,893	1,954	12	-	1,624

(Dollars in thousands)
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$2,726	2,726	177	682	2,747
Commercial	1,094	1,094	1	149	1,162
Consumer	612	612	31	186	623
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	253	253	11	253	259
Total impaired loans with specific reserves	$4,685	4,685	220	1,270	4,791

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$205	266	3	n/a	340
Commercial	1,061	1,061	48	n/a	1,090
Consumer	61	61	-	n/a	-
Installment	434	434	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$1,761	1,822	51	-	1,430

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending March 31, 2015 and the year ended December 31, 2014.  The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk.  The Bank’s internal creditworthiness is based on experience with similarly graded credits.  Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
March 31, 2015	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,482	$59,753	$77,292	$118,543	$259,070
Special mention	86	4,608	1,838	432	6,964
Substandard	250	2,120	707	3,088	6,165
Doubtful	-	-	154	-	154
Loss	-	-	-	163	163

	$3,818	$66,481	$79,991	$122,226	$272,516

Non-accrual	-	1,080	600	1,696	3,376
Troubled debt restructures	250	-	-	-	250
Number of TDRs contracts	1	-	-	-	1
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

	Commercial		Consumer
December 31, 2014	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,178	$58,837	$80,502	$121,244	$263,761
Special mention	89	4,649	2,556	833	8,127
Substandard	253	2,156	882	2,726	6,017
Doubtful	-	-	163	-	163
Loss	-	-	-	163	163

	$3,520	$65,642	$84,103	$124,966	$278,231

Non-accrual	-	1,097	515	1,166	2,778
Troubled debt restructures	253	-	-	-	253
Number of TDRs contracts	1	-	-	-	1
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

Other Real Estate Owned.  At March 31, 2015, the Company had $45,000 in real estate acquired in partial or total satisfaction of debt, compared to $45,000 at December 31, 2014.  Currently one property is left on OREO at March 31, 2015.   All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2015 and the year ended December 31, 2014 were as follows:

	Commercial		Consumer
March 31, 2015	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$386	$335	$1,281	$1,170	$(54)	$3,118
Provision for credit losses	(28)	(17)	(290)	331	154	150
Recoveries	1	-	158	-	-	159
Loans charged off	-	-	(234)	-	-	(234)

Balance, end of quarter	$359	$318	$915	$1,501	$100	$3,193

Individually evaluated for impairment:
Balance in allowance	$250	$149	$137	$778	$-	$1,314
Related loan balance	250	2,120	1,041	3,292	-	6,703

Collectively evaluated for impairment:
Balance in allowance	$109	$169	$778	$723	$100	$1,879
Related loan balance	3,568	64,361	78,950	118,934	-	265,813

	Commercial		Consumer
December 31, 2014	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$413	$898	$1,188	$593	$(120)	$2,972
Provision for credit losses	(4)	(448)	601	806	66	1,021
Recoveries	6	128	331	6	-	471
Loans charged off	(29)	(243)	(839)	(235)	-	(1,346)

Balance, end of year	$386	$335	$1,281	$1,170	$(54)	$3,118

Individually evaluated for impairment:
Balance in allowance	$253	$149	$186	$682	$-	$1,270
Related loan balance	253	2,156	1,106	2,931	-	6,446

Collectively evaluated for impairment:
Balance in allowance	$133	$186	$1,095	$488	$(54)	$1,848
Related loan balance	3,267	63,486	82,997	122,035	-	271,785

As of March 31, 2015 and December 31, 2014, the allowance for loan losses included an unallocated overage (shortfall) in the amount of $100,000 and ($54,000), respectively.  Management is comfortable with these amounts as they believe the amounts are adequate to absorb additional inherent potential losses in the loan portfolio.

	At	At
	March 31,	March 31,
	2015	2014
	(Dollars in Thousands)

Average loans	$271,376	$274,766
Net charge-offs to average loans (annualized)	0.12%	0.04%

During 2015, loans to 21 borrowers and related entities totaling approximately $234,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments.  As of March 31, 2015, the Bank had outstanding commitments totaling $25,786,000.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the first quarter of 2015.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2015.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$6,247
Federal funds and overnight deposits	11,194	-	-	-	11,194
Securities	-	-	5,867	91,449	97,316
Loans	14,186	3,966	72,749	177,332	268,233
Fixed assets	-	-	-	-	3,632
Other assets	-	-	-	-	15,455

Total assets	$25,380	$3,966	$78,616	$268,781	$402,077

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$95,286
NOW accounts	29,409	-	-	-	29,409
Money market deposit accounts	20,278	-	-	-	20,278
Savings accounts	76,651	-	-	-	76,651
IRA accounts	3,852	8,688	25,364	3,298	41,202
Certificates of deposit	11,277	21,574	48,239	2,655	83,745
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	1,367
Stockholders’ equity:	-	-	-	-	34,139

Total liabilities and stockholders’ equity	$141,467	$30,262	$93,603	$5,953	$402,077

GAP	$(116,087)	$(26,296)	$(14,987)	$262,828
Cumulative GAP	$(116,087)	$(142,383)	$(157,370)	$105,458
Cumulative GAP as a % of total assets	-28.87%	-35.41%	-39.14%	26.23%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of March 31, 2015, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-5.0%	-1.9%	1.5%	2.1%
% Change in Economic Value of Equity	-18.8%	-7.0%	-2.3%	-7.8%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2015, totaled $17,441,000, an increase of $4,161,000 (31.33%) from the December 31, 2014 total of $13,280,000.

As of March 31, 2015, the Bank was permitted to draw on a $68,755,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At March 31, 2015, there was nothing outstanding in short-term borrowings from FHLB.  As of March 31, 2015, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018.  In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of March 31, 2015.

The Company’s stockholders’ equity increased $308,000 (0.91%) during the three months ended March 31, 2015, due mainly to an increase in other comprehensive gain (loss), net of taxes, and an increase in retained net income from the period.  The Company’s accumulated other comprehensive gain (loss), net of taxes increased by $166,000 (161.17%) from $103,000 at December 31, 2014 to $269,000 at March 31, 2015, as a result of an increase in the market value of securities classified as available for sale.  Retained earnings increased by $103,000 (0.49%) as the result of the Company’s net income for the three months, partially offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At March 31, 2015, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.42%, a Tier 1 risk-based capital ratio of 13.03% and a total risk-based capital ratio of 14.28%.

Current Outlook

The Bank’s results of operations continue to be affected by the low interest rate environment and slow recovering economy.  In addition, as the values of real estate held as collateral securing loans declined, the Bank increased its loan loss reserves.  As a result, net income for the quarter ended March 31, 2015 is lower than net income for the comparable 2014 period.  Future results of operation depend greatly on the overall economy, actions of the Federal Reserve Board and other factors beyond the Bank’s control, and the Bank cannot accurately forecast these factors.

The Bank has initiated several new initiatives with the goal of increasing net interest income.  These initiatives include becoming a Small Business Administration (SBA) lender and otherwise increasing focus on commercial loans, and increasing the Bank’s mortgage products offerings and income through loans arranged by a third party vendor but serviced by the Bank.  Furthermore, the Bank will continue to update its technology to increase delivery channels to customers and update internal processes to increase efficiency.  The Bank is also evaluating branch hours and efficiency in all departments and has engaged a marketing firm to strengthen its brand and expand its marketing efforts.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the financial statements.  The Company reevaluates these variables as facts and circumstances change.  Historically, actual results have not differed significantly from the Company’s estimates.  The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated May 11, 2015
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 14, 2015	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

- 25 -