Form 10-Q
period 2015-06-30
GLEN BURNIE BANCORP
filed 2015-08-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At August 6, 2015, the number of shares outstanding of the registrant’s common stock was 2,771,174.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)	(audited)

Cash and due from banks	$8,155	$7,101
Interest-bearing deposits in other financial institutions	1,890	2,155
Federal funds sold	334	4,024
Cash and cash equivalents	10,379	13,280
Investment securities available for sale, at fair value	107,509	87,993
Federal Home Loan Bank stock, at cost	1,203	1,328
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses
(June 30: $3,274; December 31: $3,118)	265,796	273,986
Premises and equipment, at cost, less accumulated depreciation	3,584	3,671
Other real estate owned	45	45
Cash value of life insurance	9,247	9,139
Other assets	5,778	5,158

Total assets	$403,571	$394,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$348,603	$338,877
Long-term borrowings	20,000	20,000
Other liabilities	1,430	1,922
Total liabilities	370,033	360,799

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: June 30: 2,767,798 shares; December 31: 2,760,964 shares	2,768	2,761
Surplus	9,926	9,854
Retained earnings	21,458	21,113
Accumulated other comprehensive gain (loss), net of taxes	(614)	103
Total stockholders’ equity	33,538	33,831

Total liabilities and stockholders’ equity	$403,571	$394,630

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income on:
Loans, including fees	$2,864	$3,023	$5,807	$6,129
U.S. Treasury and U.S. Government agency securities	215	175	425	391
State and municipal securities	274	339	576	669
Other	21	23	46	46
Total interest income	3,374	3,560	6,854	7,235

Interest expense on:
Deposits	447	468	909	898
Long-term borrowings	160	160	318	318
Total interest expense	607	628	1,227	1,216

Net interest income	2,767	2,932	5,627	6,019

Provision for credit losses	150	112	300	150

Net interest income after provision for credit losses	2,617	2,820	5,327	5,869

Other income:
Service charges on deposit accounts	102	113	207	237
Other fees and commissions	181	190	351	361
Other non-interest income	430	10	440	14
Income on life insurance	55	56	109	111
Gains on investment securities	270	141	469	220
Total other income	1,038	510	1,576	943

Other expenses:
Salaries and employee benefits	1,675	1,669	3,343	3,346
Occupancy	191	205	405	427
Other expenses	1,003	958	1,940	1,974
Total other expenses	2,869	2,832	5,688	5,747

Income before income taxes	786	498	1,215	1,065

Income tax expense	268	63	317	157

Net income	$518	$435	$898	$908

Basic and diluted earnings per share of common stock	$0.19	$0.16	$0.32	$0.33

Weighted average shares of common stock outstanding	2,767,521	2,754,079	2,767,331	2,753,943

Dividends declared per share of common stock	$0.10	$0.10	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$518	$435	$898	$908

Other comprehensive income, net of tax

Unrealized (losses) gains on securities:

Unrealized holding (losses) gains arising during the period	(720)	739	(435)	1,961

Reclassification adjustment for gains included in net income	(163)	(85)	(282)	(132)

Comprehensive (loss) income	$(365)	$1,089	$181	$2,737

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$898	$908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	508	388
Provision for credit losses	300	150
Gains on disposals of assets, net	(847)	(204)
Provision on losses of other real estate owned	-	75
Income on investment in life insurance	(109)	(111)
Changes in assets and liabilities:
Decrease in other assets	25	109
Decrease in other liabilities	(493)	(182)

Net cash provided by operating activities	282	1,133

Cash flows from investing activities:
Maturities and proceeds of available for sale mortgage-backed securities	7,078	6,418
Proceeds from maturities and sales of other investment securities	14,304	3,329
Purchases of investment securities	(41,910)	(16,117)
Sale of Federal Home Loan Bank stock	125	125
Proceeds from sales of other real estate	-	917
Decrease (increase) in loans, net	7,890	(10,748)
Proceeds from sale of premises and equipment	378	-
Purchases of premises and equipment	(301)	(258)

Net cash used by investing activities	(12,436)	(16,334)

Cash flows from financing activities:
Increase in deposits, net	9,726	21,284
Dividends paid	(552)	(550)
Common stock dividends reinvested	79	79

Net cash provided by financing activities	9,253	20,813

(Decrease) increase in cash and cash equivalents	(2,901)	5,612

Cash and cash equivalents, beginning of year	13,280	10,953

Cash and cash equivalents, end of period	$10,379	$16,565

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the six months ended June 30, 2015 and 2014.

Operating results for the six months ended June 30, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic and diluted:
Net income	$518,000	$435,000	$898,000	$908,000
Weighted average common shares outstanding	2,767,521	2,754,079	2,767,331	2,753,943
Basic and dilutive net income per share	$0.19	$0.16	$0.32	$0.33

Diluted earnings per share calculations were not required for the three and six months ended June 30, 2015 and 2014, since there were no options outstanding.

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

In May 2014, the FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (“IFRS”). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, ”Revenue from Contracts with Customers.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is now effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, ”Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of June 30, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In May 2015, the FASB Issued ASU 2015-09, ”Financial Services-Insurance: Disclosures About Short-Duration Contracts.” ASU 2015-09 requires entities to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumption used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a rollforward of the liability of unpaid claims and claim adjustment expense for annual and interim reporting periods. The effective date of ASU 2015-09 is for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual period beginning after December 15, 2016. ASU 2015-09 is not expected to have any impact on the Company’s financial position, cash flows or results of operations.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. Two assets are valued under Level 1 inputs at June 30, 2015 or December 31, 2014. The Company has assets measured by fair value measurements on a non-recurring basis during 2015. At June 30, 2015, these assets include 33 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs and one property classified as OREO valued under Level 2 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
				Fair
	Level 1	Level 2	Level 3	Value
December 31, 2014
Recurring:
Investment securities available for sale (AFS)	$790	$86,815	$388	$87,993

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	5,176	5,176
OREO	-	45	-	45
	790	86,860	5,594	93,244

Activity:
Investment securities AFS
Purchases of investment securities	-	41,910	-	41,910
Sales, calls and maturities of investment securities	-	(21,382)	-	(21,382)
Amortization/accretion of premium/discount	-	(290)	-	(290)
Increase (decrease) in market value	25	(685)	(62)	(722)
Transfer to Level 2	(573)	797	(224)	-

Loans
New impaired loans	-	-	2,400	2,400
Payments and other loan reductions	-	-	(105)	(105)
Change in total provision	-	-	(596)	(596)

OREO
Sales of OREO	-	-	-	-
Loss on disposal of OREO	-	-	-	-
Write-down of OREO	-	-	-	-

June 30, 2015
Recurring:
Investment securities AFS	242	107,165	102	107,509

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	6,875	6,875
OREO	-	45	-	45
	$242	$107,210	$7,007	$114,459

The estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2015		December 31, 2014
(In Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$8,155	$8,155	$7,101	$7,101
Interest-bearing deposits	1,890	1,890	2,155	2,155
Federal funds sold	334	334	4,024	4,024
Investment securities	107,509	107,509	87,993	87,993
Investments in restricted stock	1,203	1,203	1,328	1,328
Ground rents	169	169	169	169
Loans, net	265,796	260,395	273,986	268,536
Accrued interest receivable	1,181	1,181	1,274	1,274

Financial liabilities:
Deposits	348,603	316,359	338,877	310,239
Long-term borrowings	20,000	20,930	20,000	20,951
Dividends payable	277	277	276	276
Accrued interest payable	39	39	40	40

Off-balance sheet commitments	23,541	23,541	21,430	21,430

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of U.S. Govt Agencies	$-	$-	$-	$-	$-	$-
State and Municipal	21,321	645	808	18	22,129	663
Corporate Trust Preferred	-	-	102	87	102	87
Mortgage Backed	36,464	320	19,183	551	55,647	871
	$57,785	$965	$20,093	$656	$77,878	$1,621

At June 30, 2015, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Moody’s rating of Ca. The market for this security (two different portions) at June 30, 2015 was not active and markets for similar securities were also not active. As a result, the Company had cash flow testing performed as of June 30, 2015 by an unrelated third party specialist in order to measure the possible extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions. No write-down was taken in the first six months of 2015.

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

As of June 30, 2015, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On June 30, 2015, the Bank held 29 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities. The Bank has no mortgage-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Except as noted above, as of June 30, 2015, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	At June 30, 2015	At December 31, 2014
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$3,262	$3,262
Credit losses - no previous OTTI recognized	-	-
Credit losses - previous OTTI recognized	-	-

Estimated credit losses, end of period	$3,262	$3,262

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Company had consolidated net income of $518,000 ($0.19 basic and diluted earnings per share) for the second quarter of 2015, compared to the second quarter of 2014 consolidated net income of $435,000 ($0.16 basic and diluted income per share), a 19.08% increase. Year-to-date net income was $898,000 ($0.32 basic and diluted earnings per share), compared to the 2014 consolidated net income of $908,000 ($0.33 basic and diluted income per share), a 1.10% decrease. The increase in net income for the three month period was primarily due to the increase in gains on investment securities and a non-recurring gain of $421,000 on the redemption of insurance policies in the quarter. This was partially offset by a reduction in loan and state and municipal income and an increase in the provision for loan loss. The decrease in net income for the six month period was primarily due to the decline in loan and state and municipal income and the increase in the provision for loan losses. During the six months ended June 30, 2015, deposits increased by $9,726,000 and net loans decreased by $8,190,000.

Results Of Operations

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2015 was $2,767,000 and $5,627,000, compared to $2,932,000 and $6,019,000, respectively, for the same period in 2014, a decrease of $165,000 (5.63%) for the three months and a decrease of $392,000 (6.52%) for the six months.

Interest income for the second quarter decreased from $3,560,000 in 2014 to $3,374,000 in 2015, a 5.22% decrease. Interest income for the six months decreased from $7,235,000 in 2014 to $6,854,000 in 2015, a 5.27% decrease. The primary reason for the decline in interest income for the 2015 period when compared to the 2014 period was the decline in loan income as both yields and balances declined.

Interest expense for the second quarter decreased from $628,000 in 2014 to $607,000 in 2015, a 3.35% decrease. Interest expense for the six months increased from $1,216,000 in 2014 to $1,227,000 in 2015, a 0.91% increase. Interest expense in the second quarter decreased due to the decrease in interest rates paid. Interest expense for the six month period increased due to the increase in deposit balances.

Net interest margins on a tax equivalent basis for the three and six months ended June 30, 2015 was 3.16% and 3.24%, compared to 3.33% and 3.54% for the three and six months ended June 30, 2014. The decrease of the net interest margin for both periods was primarily due to declining yields on earning assets, as loan balances have declined and the balances of lower yielding securities have continued to increase.

Provision for Credit Losses. The Company made a provision for credit losses of $150,000 and $300,000 during the three and six month periods ending June 30, 2015 and $112,000 and $150,000 during the three and six month periods ending June 30, 2014. As of June 30, 2015, the allowance for credit losses equaled 60.80% of non-accrual and past due loans compared to 104.84% at December 31, 2014 and 70.28% at June 30, 2014. During the three and six month periods ended June 30, 2015, the Company recorded net charge-offs of $68,000 and $144,000, compared to net charge-offs of $425,000 and $459,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2015 period represent 0.10% of the average loan portfolio.

Other Income. Other income increased from $510,000 for the three month period ended June 30, 2014, to $1,038,000 for the corresponding 2015 period, a $528,000 (103.53%) increase. Other income increased from $943,000 for the six month period ended June 30, 2014, to $1,576,000 for the corresponding 2015 period, a $633,000 (67.13%) increase. The increase for the three and six month periods were due to an increase in gains on investment securities and non-recurring gains on the redemption of insurance policies.

Other Expenses. Other expenses increased from $2,832,000 for the three month period ended June 30, 2014, to $2,869,000 for the corresponding 2015 period, a $37,000 (1.31%) increase. The increase for the three month period was primarily due to an increase in collection expense offset by various decreases in other categories. Other expenses decreased from $5,747,000 for the six month period ended June 30, 2014, to $5,688,000 for the corresponding 2015 period, a $59,000 (1.03%) decrease. The decrease for the six month period was primarily due to a decrease in occupancy expense and other expenses including other loan expense, postage expense, and losses on Other Real Estate Owned, partially offset by the increase in collection expense.

Income Taxes. During the three and six months ended June 30, 2015, the Company recorded income tax expense of $268,000 and $317,000, compared to income tax expense of $63,000 and $157,000 for the same respective periods in 2014. The Company’s effective tax rate for the three and six month period in 2015 was 34.10% and 26.09%, respectively, compared to 12.65% and 14.74% for the prior year period. The increase in the effective tax rate for the three and six month periods were due to the gain of $421,000 on the redemption of insurance policies and a payment to the Comptroller of Maryland of $66,000 for unentitled refunds received in 2004 and 2007.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the second quarter of 2015, comprehensive loss, net of tax, totaled $365,000, compared to the June 30, 2014 comprehensive income, net of tax, of $1,089,000. Year-to-date, comprehensive income, net of tax, totaled $181,000, compared to the June 30, 2014 comprehensive income of $2,737,000. The decrease for the three and six month periods were due to a decrease in the net unrealized gain on securities during the second quarter.

Financial Condition

General. The Company’s assets increased to $403,571,000 at June 30, 2015 from $394,630,000 at December 31, 2014, primarily due to an increase in investment securities, offset by a decrease in loans and cash and cash equivalents. The Bank’s net loans totaled $265,796,000 at June 30, 2015, compared to $273,986,000 at December 31, 2014, a decrease of $8,190,000 (2.99%), primarily attributable to a decrease in indirect lending with lesser decreases in refinance loans, installment business secured loans and residential construction (non-homeowner occupied). There was also an increase in mortgage participations sold. These decreases were partially offset by increases in commercial and industrial loans and various other loan categories.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $107,509,000 at June 30, 2015, a $19,516,000 (22.18%) increase from $87,993,000 at December 31, 2014. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2015, totaled $10,379,000, a decrease of $2,901,000 (21.85%) from the December 31, 2014 total of $13,280,000. The increase in investment securities was funded by the decrease in cash and cash equivalents and loans. The increase in deposits was also used to fund the investment increase.

Deposits as of June 30, 2015, totaled $348,603,000, which is an increase of $9,726,000 (2.87%) from $338,877,000 at December 31, 2014. Demand deposits as of June 30, 2015, totaled $97,759,000, which is an increase of $9,196,000 (10.38%) from $88,563,000 at December 31, 2014. NOW accounts as of June 30, 2015, totaled $30,363,000, which is an increase of $3,373,000 (12.50%) from $26,990,000 at December 31, 2014. Money market accounts as of June 30, 2015, totaled $19,432,000, which is a decrease of $1,033,000 (5.05%), from $20,465,000 at December 31, 2014. Savings deposits as of June 30, 2015, totaled $78,501,000, which is an increase of $3,528,000 (4.71%) from $74,973,000 at December 31, 2014. Certificates of deposit over $100,000 totaled $35,698,000 on June 30, 2015, which is a decrease of $420,000 (1.17%) from $36,118,000 at December 31, 2014. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $86,850,000 on June 30, 2015, which is a $4,918,000 (5.36%) decrease from the $91,768,000 total at December 31, 2014.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the six months ended June 30, 2015 and the year ended December 31, 2014.

At June 30, 2015			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,104	$-	$-	$-	$4,104
Commercial real estate	65,643	-	-	1,073	66,716
Consumer and indirect	72,791	2,476	-	799	76,066
Residential real estate	118,684	1,101	40	3,473	123,298

	$261,222	$3,577	$40	$5,345	$270,184

At December 31, 2014			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,519	$-	$-	$-	$3,519
Commercial real estate	64,545	-	-	1,097	65,642
Consumer and indirect	81,316	2,272	-	515	84,103
Residential real estate	123,285	319	197	1,166	124,967

	$272,665	$2,591	$197	$2,778	$278,231

                The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans. For the period ending June 30, 2015, the allowance for loan loss is $3,274,000 and the unearned income is $1,114,000. For the period ending December 31, 2014, the allowance for loan loss is $3,118,000 and the unearned income is $1,127,000.

	At	At
	June 30,	December 31,
	2015	2014
	(Dollars in Thousands)

Restructured loans	$247	$253
Non-accrual and 90 days or more and still accruing loans to gross loans	2.00%	1.07%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	60.80%	104.84%

At June 30, 2015, there was $3,039,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at June 30, 2015 are comprised of:

Consumer loans – Four loans to four borrowers in the amount of $543,000 with a specific reserve of $128,000 established for the loan.

Commercial Real Estate – Three loans to three borrowers in the amount of $3,019,000, secured by commercial and/or residential properties with a specific reserve of $694,000 established for the loans.

Residential Real Estate – Six loans to four borrowers in the amount of $825,000, secured by residential property with a specific reserve of $289,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2015 and December 31, 2014.

(Dollars in thousands)
June 30, 2015	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$2,912	2,912	79	778	2,926
Commercial	3,019	3,019	30	694	3,036
Consumer	615	615	12	147	633
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	247	247	5	247	250
Total impaired loans with specific reserves	$6,793	6,793	126	1,866	6,845

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$193	254	10	n/a	216
Commercial	1,032	1,032	21	n/a	1,046
Consumer	245	245	1	n/a	50
Installment	478	478	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$1,948	2,009	32	-	1,312

(Dollars in thousands)
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$2,726	2,726	177	682	2,747
Commercial	1,094	1,094	1	149	1,162
Consumer	612	612	31	186	623
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	253	253	11	253	259
Total impaired loans with specific reserves	$4,685	4,685	220	1,270	4,791

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$205	266	3	n/a	340
Commercial	1,061	1,061	48	n/a	1,090
Consumer	61	61	-	n/a	-
Installment	434	434	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$1,761	1,822	51	-	1,430

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending June 30, 2015 and the year ended December 31, 2014. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

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

7     Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)

8     Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
June 30, 2015	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,774	$60,052	$72,868	$117,769	$254,463
Special mention	83	4,562	2,056	426	7,127
Substandard	247	2,102	982	5,103	8,434
Doubtful	-	-	160	-	160
Loss	-	-	-	-	-

	$4,104	$66,716	$76,066	$123,298	$270,184

Non-accrual	-	1,073	799	3,473	5,345
Troubled debt restructures	247	-	-	-	247
Number of TDRs contracts	1	-	-	-	1
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

	Commercial		Consumer
December 31, 2014	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,178	$58,837	$80,502	$121,244	$263,761
Special mention	89	4,649	2,556	833	8,127
Substandard	253	2,156	882	2,726	6,017
Doubtful	-	-	163	-	163
Loss	-	-	-	163	163

	$3,520	$65,642	$84,103	$124,966	$278,231

Non-accrual	-	1,097	515	1,166	2,778
Troubled debt restructures	253	-	-	-	253
Number of TDRs contracts	1	-	-	-	1
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

                Other Real Estate Owned. At June 30, 2015, the Company had $45,000 in real estate acquired in partial or total satisfaction of debt, compared to $45,000 at December 31, 2014. Currently one property is left on OREO at June 30, 2015. All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2015 and the year ended December 31, 2014 were as follows:

	Commercial		Consumer
June 30, 2015	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$386	$335	$1,281	$1,170	$(54)	$3,118
Provision for credit losses	(64)	512	(424)	290	(14)	300
Recoveries	1	-	278	1	-	280
Loans charged off	(3)	-	(421)	-	-	(424)

Balance, end of quarter	$320	$847	$714	$1,461	$(68)	$3,274

Individually evaluated for impairment:
Balance in allowance	$247	$694	$147	$778	$-	$1,866
Related loan balance	247	4,051	1,338	3,105	-	8,741

Collectively evaluated for impairment:
Balance in allowance	$73	$153	$567	$683	$(68)	$1,408
Related loan balance	3,857	62,665	74,728	120,193	-	261,443

	Commercial		Consumer
December 31, 2014	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$413	$898	$1,188	$593	$(120)	$2,972
Provision for credit losses	(4)	(448)	601	806	66	1,021
Recoveries	6	128	331	6	-	471
Loans charged off	(29)	(243)	(839)	(235)	-	(1,346)

Balance, end of year	$386	$335	$1,281	$1,170	$(54)	$3,118

Individually evaluated for impairment:
Balance in allowance	$253	$149	$186	$682	$-	$1,270
Related loan balance	253	2,156	1,106	2,931	-	6,446

Collectively evaluated for impairment:
Balance in allowance	$133	$186	$1,095	$488	$(54)	$1,848
Related loan balance	3,267	63,486	82,997	122,035	-	271,785

As of June 30, 2015 and December 31, 2014, the allowance for loan losses included an unallocated shortfall in the amount of $68,000 and $54,000, respectively.

	At	At
	June 30,	June 30,
	2015	2014
	(Dollars in Thousands)

Average loans	$268,527	$277,473
Net charge-offs to average loans (annualized)	0.10%	0.33%

During 2015, loans to 41 borrowers and related entities totaling approximately $424,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments. As of June 30, 2015, the Bank had outstanding commitments totaling $23,541,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2015	2014
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2015.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2015.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$8,155
Federal funds and overnight deposits	2,224	-	-	-	2,224
Securities	-	-	5,987	101,522	107,509
Loans	10,237	4,390	82,679	168,490	265,796
Fixed assets	-	-	-	-	3,584
Other assets	-	-	-	-	16,303

Total assets	$12,461	$4,390	$88,666	$270,012	$403,571

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$97,759
NOW accounts	30,363	-	-	-	30,363
Money market deposit accounts	19,432	-	-	-	19,432
Savings accounts	78,107	394	-	-	78,501
IRA accounts	3,107	8,700	26,226	1,546	39,579
Certificates of deposit	9,139	24,317	49,088	425	82,969
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	1,430
Stockholders’ equity:	-	-	-	-	33,538

Total liabilities and stockholders’ equity	$140,148	$33,411	$95,314	$1,971	$403,571

GAP	$(127,687)	$(29,021)	$(6,648)	$268,041
Cumulative GAP	$(127,687)	$(156,708)	$(163,356)	$104,685
Cumulative GAP as a % of total assets	-31.64%	-38.83%	-40.48%	25.94%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2015, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-6.2%	-2.0%	0.9%	1.1%
% Change in Economic Value of Equity	-14.4%	-4.6%	-3.5%	-9.6%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2015, totaled $10,379,000, a decrease of $2,901,000 (21.85%) from the December 31, 2014 total of $13,280,000.

As of June 30, 2015, the Bank was permitted to draw on a $68,855,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At June 30, 2015, there was nothing outstanding in short-term borrowings from FHLB. As of June 30, 2015, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018. In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of June 30, 2015.

The Company’s stockholders’ equity decreased $227,000 (0.67%) during the six months ended June 30, 2015, due mainly to an increase in other comprehensive loss, net of taxes, and an increase in retained net income and surplus from the period. The Company’s accumulated other comprehensive gain (loss), net of taxes decreased by $717,000 (696.12%) from $103,000 at December 31, 2014 to ($614,000) at June 30, 2015, as a result of a decrease in the market value of securities classified as available for sale. Retained earnings increased by $411,000 (1.95%) as the result of the Company’s net income for the six months, partially offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2015, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.51%, a Tier 1 risk-based capital ratio of 13.70% and a total risk-based capital ratio of 14.95%.

Current Outlook

The Bank’s results of operations continue to be affected by the low interest rate environment and slow recovering economy. In addition, as the values of real estate held as collateral securing loans declined, the Bank has continued to increase its loan loss reserves. As a result, net interest income for the periods ended June 30, 2015 are lower than net interest income for the comparable 2014 periods. Future results of operation depend greatly on the overall economy, actions of the Federal Reserve Board and other factors beyond the Bank’s control, and the Bank cannot accurately forecast these factors.

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

PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)

3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)

3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)

3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)

10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)

10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)

10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: August 14, 2015	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John E. Porter
John E. Porter
Chief Financial Officer

- 25 -