Form 10-Q
period 2015-09-30
GLEN BURNIE BANCORP
filed 2015-11-12
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

At October 15, 2015, the number of shares outstanding of the registrant’s common stock was 2,773,361.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$7,845	$7,101
Interest-bearing deposits in other financial institutions	1,842	2,155
Federal funds sold	6,870	4,024
Cash and cash equivalents	16,557	13,280
Investment securities available for sale, at fair value	93,990	87,993
Federal Home Loan Bank stock, at cost	1,203	1,328
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses (September 30: $3,093; December 31: $3,118)	265,305	273,986
Premises and equipment, at cost, less accumulated depreciation	3,477	3,671
Other real estate owned	–	45
Cash value of life insurance	9,303	9,139
Other assets	5,887	5,158

Total assets	$395,752	$394,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$340,307	$338,877
Long-term borrowings	20,000	20,000
Other liabilities	1,520	1,922
Total liabilities	361,827	360,799

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: September 30: 2,771,174 shares; December 31: 2,760,964 shares	2,771	2,761
Surplus	9,962	9,854
Retained earnings	21,271	21,113
Accumulated other comprehensive income (loss), net of taxes	(79)	103
Total stockholders’ equity	33,925	33,831

Total liabilities and stockholders’ equity	$395,752	$394,630

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income on:
Loans, including fees	$2,894	$3,108	$8,701	$9,237
U.S. Treasury and U.S. Government agency securities	211	171	636	562
State and municipal securities	260	357	836	1,026
Other	31	22	77	68
Total interest income	3,396	3,658	10,250	10,893

Interest expense on:
Deposits	427	505	1,336	1,403
Long-term borrowings	161	161	479	479
Total interest expense	588	666	1,815	1,882

Net interest income	2,808	2,992	8,435	9,011

Provision for credit losses	985	125	1,285	275

Net interest income after provision for credit losses	1,823	2,867	7,150	8,736

Other income:
Service charges on deposit accounts	113	112	320	349
Other fees and commissions	234	241	585	602
Other non-interest income	61	(5)	501	9
Income on life insurance	55	56	164	167
Gains on investment securities	200	361	669	581
Total other income	663	765	2,239	1,708

Other expenses:
Salaries and employee benefits	1,552	1,657	4,895	5,003
Occupancy	190	191	595	618
Other expenses	913	1,147	2,853	3,121
Total other expenses	2,655	2,995	8,343	8,742

Income (loss) before income taxes	(169)	637	1,046	1,702

Income tax (benefit) expense	(177)	111	140	268

Net income	$8	$526	$906	$1,434

Basic and diluted earnings per share of common stock	$0.00	$0.19	$0.33	$0.52

Weighted average shares of common stock outstanding	2,770,897	2,757,213	2,770,644	2,757,011

Dividends declared per share of common stock	$0.07	$0.10	$0.27	$0.30

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$8	$526	$906	$1,434

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains arising during the period	655	83	221	2,045

Reclassification adjustment for gains included in net income	(120)	(217)	(403)	(350)

Comprehensive income	$543	$392	$724	$3,129

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$906	$1,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	920	720
Provision for credit losses	1,285	275
Gains on disposals of assets, net	(703)	(364)
Provision on losses of other real estate owned	-	75
Income on investment in life insurance	(165)	(167)
Changes in assets and liabilities:
(Increase) decrease in other assets	(372)	50
Decrease in other liabilities	(320)	(15)

Net cash provided by operating activities	1,551	2,008

Cash flows from investing activities:
Maturities and proceeds of available for sale mortgage-backed securities	15,463	13,612
Proceeds from maturities and sales of other investment securities	22,454	5,966
Purchases of investment securities	(44,131)	(28,954)
Sale of Federal Home Loan Bank stock	125	125
Proceeds from sales of other real estate	79	917
Decrease (increase) in loans, net	7,396	(9,826)
Purchases of premises and equipment	(293)	(411)

Net cash provided (used) by investing activities	1,093	(18,571)

Cash flows from financing activities:
Increase in deposits, net	1,430	25,646
Dividends paid	(915)	(826)
Common stock dividends reinvested	118	116

Net cash provided by financing activities	633	24,936

Increase in cash and cash equivalents	3,277	8,373

Cash and cash equivalents, beginning of year	13,280	10,953

Cash and cash equivalents, end of period	$16,557	$19,326

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the nine months ended September 30, 2015 and 2014.

Operating results for the nine months ended September 30, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic and diluted:
Net income	$8,000	$526,000	$906,000	$1,434,000
Weighted average common shares outstanding	2,770,897	2,757,213	2,770,644	2,757,011
Basic and dilutive net income per share	$0.00	$0.19	$0.33	$0.52

Diluted earnings per share calculations were not required for the three and nine months ended September 30, 2015 and 2014, since there were no options outstanding.

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

In May 2015, the FASB Issued ASU 2015-09, “Financial Services-Insurance: Disclosures About Short-Duration Contracts.” ASU 2015-09 requires entities to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. ASU 2015-09 also requires entities to disclose information about significant changes in methodologies and assumption used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. ASU 2015-09 also requires entities to disclose a rollforward of the liability of unpaid claims and claim adjustment expense for annual and interim reporting periods. The effective date of ASU 2015-09 is for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual period beginning after December 15, 2016. ASU 2015-09 is not expected to have any impact on the Company’s financial position, cash flows or results of operations.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date”. ASU 2015-14 defers the effective date of ASU 2014-09 “Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition” by one year. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Under ASU 2015-14, ASU 2014-09 is now effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether or not the line of credit is funded. ASU 2015-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2015-15 on its financial statements and disclosures, if any.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and shall apply to adjustments to provisional amounts that occur after the effective date.  ASU 2015-16 is not expected to have any significant impact on our financial statements.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. Two assets are valued under Level 1 inputs at September 30, 2015 and December 31, 2014. The Company has assets measured by fair value measurements on a non-recurring basis during 2015. At September 30, 2015, these assets include 35 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Fair Value
December 31, 2014
Recurring:
Investment securities available for sale (AFS)	$790	$86,815	$388	$87,993

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	5,176	5,176
OREO	-	45	-	45
	790	86,860	5,594	93,244

Activity:
Investment securities AFS
Purchases of investment securities	-	44,131	-	44,131
Sales, calls and maturities of investment securities	-	(37,917)	-	(37,917)
Amortization/accretion of premium/discount	-	(584)	-	(584)
Increase (decrease) in market value	79	326	(38)	367
Transfer to Level 2	(573)	797	(224)	-

Loans
New impaired loans	-	-	1,779	1,779
Payments and other loan reductions	-	-	(546)	(546)
Change in total provision	-	-	(41)	(41)

OREO
Sales of OREO	-	(45)	-	(45)

September 30, 2015
Recurring:
Investment securities AFS	296	93,568	126	93,990

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	6,368	6,368
OREO	-	-	-	-
	$296	$93,568	$6,524	$100,388

The estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2015		December 31, 2014
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$7,845	$7,845	$7,101	$7,101
Interest-bearing deposits	1,842	1,842	2,155	2,155
Federal funds sold	6,870	6,870	4,024	4,024
Investment securities	93,990	93,990	87,993	87,993
Investments in restricted stock	1,203	1,203	1,328	1,328
Ground rents	164	164	169	169
Loans, net	265,305	263,288	273,986	268,536
Accrued interest receivable	1,125	1,125	1,274	1,274

Financial liabilities:
Deposits	340,307	319,798	338,877	310,239
Long-term borrowings	20,000	20,935	20,000	20,951
Dividends payable	194	194	276	276
Accrued interest payable	40	40	40	40

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$-	$-	$-	$-	$-	$-
State and Municipal	11,367	194	813	12	12,180	206
Corporate Trust Preferred	-	-	126	55	126	55
Mortgage Backed	22,917	113	16,955	315	39,872	428
	$34,284	$307	$17,894	$382	$52,178	$689

At September 30, 2015, the company owned one pooled trust preferred security issued by Regional Diversified Funding, Senior Notes with a Moody’s rating of Ca. The market for this security (two different portions) at September 30, 2015 was not active and markets for similar securities were also not active. As a result, the Company had cash flow testing performed as of September 30, 2015 by an unrelated third party specialist in order to measure the possible extent of other-than-temporary-impairment (“OTTI”). This testing assumed future defaults on the currently performing financial institutions of a range of 75 to 150 basis points applied annually with a 0% recovery on both current and future defaulting financial institutions. No additional write-down was taken in the first nine months of 2015.

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

As of September 30, 2015, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On September 30, 2015, the Bank held 27 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities. The Bank has no mortgage-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Except as noted above, as of September 30, 2015, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Company had consolidated net income of $8,000 ($0.00 basic and diluted earnings per share) for the third quarter of 2015, compared to the third quarter of 2014 consolidated net income of $526,000 ($0.19 basic and diluted income per share), a 98.48% decrease. Year-to-date net income was $906,000 ($0.33 basic and diluted earnings per share), compared to the 2014 consolidated net income of $1,434,000 ($0.52 basic and diluted income per share), a 36.82% decrease. The decrease in net income for the three month period was primarily due to an increase in the provision for loan loss. There was also a reduction in loan income, state and municipal income and gains on investment securities. This was partially offset by a reduction in salaries and employee benefits, other expenses and income tax expense. The decrease in net income for the nine month period was primarily due to an increase in the provision for loan loss. There was also a reduction in loan and state and municipal income. This was partially offset by a non-recurring gain in the second quarter on the redemption of insurance policies and a reduction in salaries and employee benefit expenses and other expenses. During the nine months ended September 30, 2015, deposits increased by $1,430,000 and net loans decreased by $8,681,000.

Results Of Operations

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and nine months ended September 30, 2015 was $2,808,000 and $8,435,000, compared to $2,992,000 and $9,011,000, respectively, for the same period in 2014, a decrease of $184,000 (6.15%) for the three months and a decrease of $576,000 (6.39%) for the nine months.

Interest income for the third quarter decreased from $3,658,000 in 2014 to $3,396,000 in 2015, a 7.17% decrease. Interest income for the nine months decreased from $10,893,000 in 2014 to $10,250,000 in 2015, a 5.90% decrease. The primary reason for the decline in interest income for the 2015 period when compared to the 2014 period was the decline in loan income as both yields and balances declined and a decrease in interest income for state and municipal securities.

Interest expense for the third quarter decreased from $666,000 in 2014 to $588,000 in 2015, a 11.72% decrease. Interest expense for the nine months decreased from $1,882,000 in 2014 to $1,815,000 in 2015, a 3.56% decrease. Interest expense in the third quarter decreased primarily due to the decrease in interest rates paid. Interest expense for the nine month period decreased primarily due to the decrease in interest rates paid offset slightly by the increase in average balances.

Net interest margins on a tax equivalent basis for the three and nine months ended September 30, 2015 was 3.06% and 3.05%, compared to 3.36% and 3.48% for the three and nine months ended September 30, 2014. The decrease of the net interest margin for both periods was primarily due to declining yields on earning assets, as loan balances and yields have continued to decline and the balances of lower yielding investment securities have continued to increase within the portfolio.

Provision for Credit Losses. The Company made a provision for credit losses of $985,000 and $1,285,000 during the three and nine month periods ending September 30, 2015 and $125,000 and $275,000 during the three and nine month periods ending September 30, 2014. As of September 30, 2015, the allowance for credit losses equaled 68.81% of non-accrual and past due loans compared to 104.84% at December 31, 2014 and 99.60% at September 30, 2014. During the three and nine month periods ended September 30, 2015, the Company recorded net charge-offs of $1,166,000 and $1,310,000, compared to net charge-offs of $277,000 and $736,000 during the corresponding period of the prior year. On an annualized basis, net charge-offs for the 2015 period represent 0.65% of the average loan portfolio.

Other Income. Other income decreased from $765,000 for the three month period ended September 30, 2014, to $663,000 for the corresponding 2015 period, a $102,000 (13.33%) decrease. Other income increased from $1,708,000 for the nine month period ended September 30, 2014, to $2,239,000 for the corresponding 2015 period, a $531,000 (31.09%) increase. The decrease for the three month period was primarily due to a decrease in gains on investment securities. The increase for the nine month period was primarily due to non-recurring gains on the redemption of insurance policies and an increase in gains on investment securities.

Other Expenses. Other expenses decreased from $2,995,000 for the three month period ended September 30, 2014, to $2,655,000 for the corresponding 2015 period, a $340,000 (11.00%) decrease. The decrease for the three month period was due to a decrease in salaries and employee benefits and other expenses. Other expenses decreased from $8,742,000 for the nine month period ended September 30, 2014, to $8,343,000 for the corresponding 2015 period, a $399,000 (5.00%) decrease. The decrease for the nine month period was primarily due to a decrease in salaries and other benefits and other expenses including many smaller decreases in various accounts, partially offset by an increase in collection expense.

Income Taxes. During the three and nine months ended September 30, 2015, the Company recorded an income tax benefit and expense of ($177,000) and $140,000, respectively, compared to income tax expense of $111,000 and $268,000 for the same respective periods in 2014. The Company’s effective tax rate for the three and nine month period in 2015 was (104.73%) and 13.39%, respectively, compared to 17.43% and 15.75% for the prior year period. The decrease in the effective tax rate for the three month period was due to additional funding to the provision for loan losses. The decrease for the nine month period was due to the additional funding to the provision for loan losses offset by the redemption of insurance policies and a payment to the Comptroller of Maryland of $66,000 for unentitled refunds received in 2004 and 2007 (both done in the second quarter of 2015).

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the third quarter of 2015, comprehensive income, net of tax, totaled $543,000, compared to the September 30, 2014 comprehensive income, net of tax, of $392,000. Year-to-date, comprehensive income, net of tax, totaled $724,000, compared to the September 30, 2014 comprehensive income of $3,129,000. The increase for the three month period was due to an increase in the net unrealized gains on securities. The decrease for the nine month period was due to a decrease in the net unrealized gains on securities.

Financial Condition

General. The Company’s assets increased to $395,752,000 at September 30, 2015 from $394,630,000 at December 31, 2014, primarily due to an increase in cash and cash equivalents, investment securities and other assets, offset by a decrease in loans. The Bank’s net loans totaled $265,305,000 at September 30, 2015, compared to $273,986,000 at December 31, 2014, a decrease of $8,681,000 (3.17%), primarily attributable to a decrease in indirect lending with lesser decreases in refinance loans and smaller decreases in various other loan categories. These decreases were partially offset by increases in commercial and industrial loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $93,990,000 at September 30, 2015, a $5,997,000 (6.82%) increase from $87,993,000 at December 31, 2014. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2015, totaled $16,557,000, an increase of $3,277,000 (24.68%) from the December 31, 2014 total of $13,280,000. The increase in investment securities was funded by the decrease in loans and a slight increase in deposits.

Deposits as of September 30, 2015, totaled $340,307,000, which is an increase of $1,430,000 (0.43%) from $338,877,000 at December 31, 2014. Demand deposits as of September 30, 2015, totaled $95,383,000, which is an increase of $6,820,000 (7.70%) from $88,563,000 at December 31, 2014. NOW accounts as of September 30, 2015, totaled $27,272,000, which is an increase of $282,000 (1.04%) from $26,990,000 at December 31, 2014. Money market accounts as of September 30, 2015, totaled $20,474,000, which is an increase of $9,000 (0.04%), from $20,465,000 at December 31, 2014. Savings deposits as of September 30, 2015, totaled $77,864,000, which is an increase of $2,891,000 (3.86%) from $74,973,000 at December 31, 2014. Certificates of deposit over $100,000 totaled $34,525,000 on September 30, 2015, which is a decrease of $1,593,000 (4.41%) from $36,118,000 at December 31, 2014. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $84,789,000 on September 30, 2015, which is a $6,979,000 (7.61%) decrease from the $91,768,000 total at December 31, 2014.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the nine months ended September 30, 2015 and the year ended December 31, 2014.

At September 30, 2015			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,256	$58	$-	$-	$3,314
Commercial real estate	65,441	-	-	1,004	66,445
Consumer and indirect	75,129	1,702	-	880	77,711
Residential real estate	117,231	2,175	45	2,566	122,017

	$261,057	$3,935	$45	$4,450	$269,487

At December 31, 2014			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,519	$-	$-	$-	$3,519
Commercial real estate	64,545	-	-	1,097	65,642
Consumer and indirect	81,316	2,272	-	515	84,103
Residential real estate	123,285	319	197	1,166	124,967

	$272,665	$2,591	$197	$2,778	$278,231

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans. For the period ending September 30, 2015, the allowance for loan loss is $3,093,000 and the unearned income is $1,089,000. For the period ending December 31, 2014, the allowance for loan loss is $3,118,000 and the unearned income is $1,127,000.

	At	At
	September 30,	December 31,
	2015	2014
	(Dollars in Thousands)

Troubled debt restructured loans	$293	$253
Non-accrual and 90 days or more and still accruing loans to gross loans	1.67%	1.07%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	68.81%	104.84%

At September 30, 2015, there was $3,241,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at September 30, 2015 are comprised of:

Consumer loans – Four loans to four borrowers in the amount of $346,000 with a specific reserve of $132,000 established for the loans.

Commercial Real Estate – One loan to one borrower in the amount of $305,000, secured by commercial and/or residential properties with a specific reserve of $86,000 established for the loan.

Residential Real Estate – One loan to one borrower in the amount of $278,000, secured by residential property with a specific reserve of $95,000 established for the loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2015 and December 31, 2014.

(Dollars in thousands)
September 30, 2015	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$2,266	2,266	96	818	2,271
Commercial	305	305	-	86	318
Consumer	418	418	18	163	440
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	244	244	8	244	248
Total impaired loans with specific reserves	$3,233	3,233	122	1,311	3,277

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$636	834	18	n/a	864
Commercial	3,010	3,718	57	n/a	3,749
Consumer	372	425	1	n/a	380
Installment	428	428	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$4,446	5,405	76	-	4,993

(Dollars in thousands)
December 31, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$2,726	2,726	177	682	2,747
Commercial	1,094	1,094	1	149	1,162
Consumer	612	612	31	186	623
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	253	253	11	253	259
Total impaired loans with specific reserves	$4,685	4,685	220	1,270	4,791

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$205	266	3	n/a	340
Commercial	1,061	1,061	48	n/a	1,090
Consumer	61	61	-	n/a	-
Installment	434	434	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$1,761	1,822	51	-	1,430

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending September 30, 2015 and the year ended December 31, 2014. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
September 30, 2015	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$2,990	$59,919	$74,708	$117,447	$255,064
Special mention	81	4,511	1,786	418	6,796
Substandard	243	1,319	526	2,509	4,597
Doubtful	-	696	691	1,643	3,030
Loss	-	-	-	-	-

	$3,314	$66,445	$77,711	$122,017	$269,487

Non-accrual	-	1,004	880	2,566	4,450
Troubled debt restructures	243	-	-	50	293
Number of TDRs contracts	1	-	-	1	2
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

	Commercial		Consumer
December 31, 2014	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,178	$58,837	$80,502	$121,244	$263,761
Special mention	89	4,649	2,556	833	8,127
Substandard	253	2,156	882	2,726	6,017
Doubtful	-	-	163	-	163
Loss	-	-	-	163	163

	$3,520	$65,642	$84,103	$124,966	$278,231

Non-accrual	-	1,097	515	1,166	2,778
Troubled debt restructures	253	-	-	-	253
Number of TDRs contracts	1	-	-	-	1
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

Other Real Estate Owned. At September 30, 2015, the Company did not have any real estate acquired in partial or total satisfaction of debt, compared to $45,000 at December 31, 2014 All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2015 and the year ended December 31, 2014 were as follows:

	Commercial		Consumer
September 30, 2015	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$386	$335	$1,281	$1,170	$(54)	$3,118
Provision for credit losses	(58)	(1)	39	1,458	(153)	1,285
Recoveries	1	-	405	1	-	407
Loans charged off	(3)	(63)	(808)	(843)	-	(1,717)

Balance, end of quarter	$326	$271	$917	$1,786	$(207)	$3,093

Individually evaluated for impairment:
Balance in allowance	$244	$86	$163	$818	$-	$1,311
Related loan balance	244	3,315	1,218	2,902	-	7,679

Collectively evaluated for impairment:
Balance in allowance	$82	$185	$754	$968	$(207)	$1,782
Related loan balance	3,070	63,130	76,493	119,115	-	261,808

	Commercial		Consumer
December 31, 2014	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$413	$898	$1,188	$593	$(120)	$2,972
Provision for credit losses	(4)	(448)	601	806	66	1,021
Recoveries	6	128	331	6	-	471
Loans charged off	(29)	(243)	(839)	(235)	-	(1,346)

Balance, end of year	$386	$335	$1,281	$1,170	$(54)	$3,118

Individually evaluated for impairment:
Balance in allowance	$253	$149	$186	$682	$-	$1,270
Related loan balance	253	2,156	1,106	2,931	-	6,446

Collectively evaluated for impairment:
Balance in allowance	$133	$186	$1,095	$488	$(54)	$1,848
Related loan balance	3,267	63,486	82,997	122,035	-	271,785

As of September 30, 2015 and December 31, 2014, the allowance for loan losses included an unallocated shortfall in the amount of $207,000 and $54,000, respectively. The 2015 and 2014 shortfall is well within the internal Bank policy of 5% tolerance for actual to required reserves. Management is comfortable with these amounts as they feel the amounts are adequate to absorb inherent potential loses in the loan portfolio.

	At	At
	September 30,	September 30,
	2015	2014
	(Dollars in Thousands)

Average loans	$267,863	$278,523
Net charge-offs to average loans (annualized)	0.65%	0.35%

During 2015, loans to 72 borrowers and related entities totaling approximately $1,717,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments. As of September 30, 2015, the Bank had outstanding commitments totaling $25,176,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in Thousands)

Beginning balance	$200	$200

Provisions charged to operations	-	-

Ending balance	$200	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2015.

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

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2015.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$7,845
Federal funds and overnight deposits	8,712	-	-	-	8,712
Securities	-	-	3,021	90,969	93,990
Loans	10,515	2,854	87,728	164,208	265,305
Fixed assets	-	-	-	-	3,477
Other assets	-	-	-	-	16,423

Total assets	$19,227	$2,854	$90,749	$255,177	$395,752

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$95,383
NOW accounts	27,272	-	-	-	27,272
Money market deposit accounts	20,474	-	-	-	20,474
Savings accounts	77,864	-	-	-	77,864
IRA accounts	1,909	9,458	25,897	1,245	38,509
Certificates of deposit	9,084	23,454	48,181	86	80,805
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	1,520
Stockholders’ equity:	-	-	-	-	33,925

Total liabilities and stockholders’ equity	$136,603	$32,912	$94,078	$1,331	$395,752

GAP	$(117,376)	$(30,058)	$(3,329)	$253,846
Cumulative GAP	$(117,376)	$(147,434)	$(150,763)	$103,083
Cumulative GAP as a % of total assets	-29.66%	-37.25%	-38.10%	26.05%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of September 30, 2015, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-5.6%	-2.4%	0.1%	-1.4%
% Change in Economic Value of Equity	-8.4%	-3.2%	-6.6%	-15.9%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2015, totaled $16,557,000, an increase of $3,277,000 (24.68%) from the December 31, 2014 total of $13,280,000.

As of September 30, 2015, the Bank was permitted to draw on a $73,018,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At September 30, 2015, there was nothing outstanding in short-term borrowings from FHLB. As of September 30, 2015, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018. In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of September 30, 2015.

The Company’s stockholders’ equity increased $94,000 (0.28%) during the nine months ended September 30, 2015, due mainly to an increase in retained net income and surplus from the period and an increase in accumulated other comprehensive loss, net of taxes. The Company’s accumulated other comprehensive income (loss), net of taxes decreased by $182,000 (176.70%) from $103,000 at December 31, 2014 to ($79,000) at September 30, 2015, as a result of a decrease in the market value of securities classified as available for sale. Retained earnings increased by $158,000 (0.75%) as the result of the Company’s net income for the nine months, partially offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2015, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.43%, a Tier 1 risk-based capital ratio of 13.71% and a total risk-based capital ratio of 14.97%.

Current Outlook

The Bank’s results of operations continue to be affected by the low interest rate environment and slow recovering economy. In addition, as the values of real estate held as collateral securing loans declined, the Bank has continued to increase its loan loss reserves and experience a higher level of charge-offs. As a result, net interest income for the periods ended September 30, 2015 are lower than net interest income for the comparable 2014 periods. Future results of operation depend greatly on the overall economy, actions of the Federal Reserve Board and other factors beyond the Bank’s control, and the Bank cannot accurately forecast these factors.

The Bank has several new initiatives with the goal of increasing net interest. These initiatives include becoming a Small Business Administration (SBA) lender and otherwise increasing focus on commercial loans, and increasing the Bank’s mortgage products offerings. Furthermore, the Bank will continue to update its technology to increase delivery channels to customers and update internal processes to increase efficiency. The Bank is also evaluating branch hours and efficiency in all departments and has engaged a marketing firm to strengthen its brand and expand its marketing efforts.

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated November 10, 2015
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP (Registrant)

Date: November 12, 2015	By:	/s/ Michael G. Livingston.
Michael G. Livingston
President, Chief Executive Officer

	By:	/s/ John Wright
John Wright
Chief Financial Officer

- 26 -