Form 10-K
period 2015-12-31
GLEN BURNIE BANCORP
filed 2016-03-10
CIK 890066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015 or

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was $26,611,474.

The number of shares of common stock outstanding as of February 4, 2016 was 2,776,566.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP

2015 ANNUAL REPORT ON FORM 10-K

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

Information on the Company and its subsidiary Bank may be obtained from the Company’s website www.thebankofglenburnie.com. Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto are available free of charge on the website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC’s EDGAR reporting system. Simply select the “Investor Relations” menu item, then click on the “All SEC Filings” or “Insider Transactions” link.

Economic and Credit Turmoil from 2011 to 2015

As reported in the media, the recovery which followed the 2007 economic downturn appears to have been less robust than previous post recession recoveries.  The Bank and, as a result, the Company, along with the rest of the financial services industry, have been impacted by the downward pressure on net interest margins caused by the lower interest rates due to steps taken by the Federal Reserve in managing the recovery. As further reported in the media, the Federal Reserve, having ended their aggressive Quantitative Easing program, is monitoring the rates of growth, unemployment, and inflation to which they expect the economy to converge over time in the absence of further shocks and under appropriate monetary policy. Appropriate monetary policy, by definition, is aimed at achieving the Federal Reserve’s dual mandate of maximum employment and price stability in the longer run. During December 2015, the Federal Reserve concluded the economy has shown considerable strength and decided to raise the Federal Funds rate, further stating that it anticipates the pace of tightening to be gradual. Despite these challenges, we realized net income of $1,352,616 for 2015.  We have remained well capitalized through this difficult time without governmental assistance. We have continued to be actively engaged with the communities we serve, lending and meeting their needs.  We believe that we are a sound, conservatively run financial institution that has remained profitable despite the deterioration in the economic environment and the outside forces that have affected us these past six years.

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

The Company’s total loan portfolio decreased in 2015 and increased during the 2014, 2013, 2012, and 2011 fiscal years. In 2015, the decrease in the loan portfolio was primarily due to decreases in indirect loans, purchase money mortgages and refinance mortgage loans with lesser decreases in other areas. These decreases were partially offset by increases in home equity loans and commercial and industrial loans with lesser increases in other areas. In 2015, mortgage participations sold also increased. In 2014, the increase in the loan portfolio was primarily due to increases in indirect loans, purchase money mortgage, and commercial and industrial construction loans, partially offset by decreases in refinance mortgage loans and commercial and industrial mortgages. In 2013, the increase in the loan portfolio was primarily due to increases in indirect loans, refinance mortgage loans, non-home owner residential construction loans, home equity and purchase money mortgages, partially offset by decreases in secured business installment loans, home-owner residential construction, commercial and industrial mortgages, and demand secured business loans. In 2012, the increase in the loan portfolio was primarily due to increases in indirect loans, commercial and industrial mortgages, home equity and purchase money mortgages, partially offset by decreases in refinance mortgage loans, construction loans for commercial and industrial loans and demand secured business loans. In 2012, mortgage participations purchased also decreased. In 2011, the increase in the loan portfolio was primarily due to increases in indirect loans, residential mortgages, and installment loans, partially offset by a decrease in commercial mortgages. In 2011, mortgage participations purchased decreased but so did mortgage participations sold.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2015		2014		2013		2012		2011
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$116,027	43.97%	$120,932	43.47%	$123,646	44.98%	$107,729	42.41%	$107,664	45.29%
Commercial	62,469	23.68	62,601	22.50	67,196	24.45	71,381	28.10	67,656	28.46
Construction and land development	5,519	2.09	7,074	2.54	6,582	2.40	3,915	1.54	5,092	2.14

Consumer:
Installment	14,577	5.52	16,449	5.91	17,669	6.43	18,504	7.28	18,048	7.59
Personal unsecured lines	119	0.05	142	0.05	161	0.06	165	0.06	163	0.07
Indirect automobile	60,607	22.97	67,513	24.27	55,400	20.16	47,427	18.67	31,907	13.42
Commercial	4,540	1.72	3,519	1.26	4,173	1.52	4,901	1.94	7,193	3.03
Gross loan	263,858	100.00%	278,230	100.00%	274,827	100.00%	254,022	100.00%	237,723	100.00%
Unearned income on loans	(1,071)		(1,126)		(1,171)		(1,083)		(1,058)
Gross loans net of unearned income	262,787		277,104		273,656		252,939		236,665
Allowance for credit losses	(3,150)		(3,118)		(2,972)		(3,308)		(3,931)
Loans, net	$259,637		$273,986		$270,684		$249,631		$232,734

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2015. Demand loans and loans which have no stated maturity, are treated as due in one year or less. At December 31, 2015, the Bank had $20,624,435 in loans due after one year with variable rates and $225,438,460 in such loans with fixed rates.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total
	(In Thousands)
Real Estate - mortgage
Residential	$11,611	$4,024	$100,392	$116,027
Commercial	903	22,572	38,994	62,469
Construction and land development	1,332	2,456	1,731	5,519
Installment	709	7,670	6,198	14,577
Personal unsecured lines	119	-	-	119
Indirect automobile	400	45,783	14,424	60,607
Commercial	2,608	-	1,932	4,540
	$17,682	$82,505	$163,671	$263,858

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

Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are other types of credit repayable in installments. As of December 31, 2015, approximately 60.60% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 39.40% had been originated for consumer purposes.

Indirect Automobile Lending. The Bank commenced its indirect automobile lending program in January 1998. The Bank finances new and used automobiles for terms of up to 75 months. The Bank will lend a maximum of 110% of invoice on new vehicles. On used vehicles, the Bank will not lend more than 120% of the clean wholesale value as published in a nationally recognized used vehicle pricing guide. The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses. The Bank originates indirect loans through a network of approximately 60 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $3.58 million to any one borrower at December 31, 2015. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank was permitted to lend up to $5.52 million to any one borrower from and after January 1, 2015. At December 31, 2015, the largest amount of exposure to any one borrower and its related interests was $5,005,000. From and after January 1, 2016, the Bank is permitted to lend up to $5.60 million to any one borrower.

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

The Bank experienced an increase in the total of non-accrual and past due loans, as management has taken an aggressive approach to bring these assets to resolution. The increase in non-accrual loans is predominately attributed to one residential real estate investor, which consists of four borrowers and ten loans, with a carrying value of $1.7 million. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)
Restructured Loans	$290	$253	$-	$2,202	$4,108

Non-accrual loans:
Real estate - mortgage:
Residential	$3,183	$1,164	$1,123	$1,109	$481
Commercial	-	1,097	-	1,370	3,192
Installment	597	516	338	237	75
Commercial	-	-	1,252	1,293	1,313
Total non-accrual loans	3,780	2,777	2,713	4,009	5,061

Accruing loans past due 90 days or more :
Real estate - mortgage:
Residential	39	197	431	259	19
Commercial	-	-	-	-	-
Installment	16	-	-	-	-
Commercial	-	-	1,177	1,354	-
Total accruing loans past due 90 days or more	55	197	1,608	1,613	19
Total non-accrual and past due loans	$3,835	$2,974	$4,321	$5,622	$5,080
Non-accrual and past due loans to gross loans	1.45%	1.07%	1.58%	2.22%	2.15%
Allowance for credit losses to non-accrual and past due loans	82.14%	104.84%	68.78%	58.84%	77.38%

For the year ended December 31, 2015, interest of $239,038 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $3,243,954, or 85.82%, of the Bank’s total $3,779,749 non-accrual loans at December 31, 2015 were attributable to 14 borrowers. Two of these borrowers were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time.

At December 31, 2015, there were loans outstanding, totaling $1,107,665, not reflected in the above table as to which known information about the borrower’s possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms. These loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

At December 31, 2015, the Company had $74,400 in real estate acquired in partial or total satisfaction of debt, compared to $45,000 and $1,171,000 in such properties at each of December 31, 2014 and 2013. This increase for 2015 was the result of one property with a value of $45,000 being sold and two properties, with one owner, being added in 2015. This decrease for 2014 was the result of $91,000 being written off on three properties and four properties with a value of $1,154,000 being sold. One property was added to OREO in 2014. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2015, see “Item 2. — Properties.”

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

In 2015, the Bank increased its provision for credit losses primarily due to the increases in net charge-offs during the year. There were two residential real estate investors that contributed greatly towards the need for additional provision for credit losses. One of these projects was resolved during the fourth quarter of 2015 resulting in a charge-off of $645,000 and the remaining real estate investor has significant specific reserves allocated to their ten loans which are in non-accrual status. The Bank utilizes a model to calculate the required reserves for potential losses that is based on historical loss factors/ratios. Thus, when the Bank experiences an increase in net charge-offs the historical loss ratios increase causing additional provisions to be required.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousands)
Beginning Balance	$3,118	$2,972	$3,308	$3,931	$3,400

Loans charged-off
Real estate - mortgage:
Residential	$848	$235	$179	$735	$4
Commercial	63	243	-	-	-
Installment	1,261	839	652	475	606
Commercial	3	29	202	55	6
Total	2,175	1,346	1,033	1,265	616

Recoveries:
Real estate - mortgage:
Residential	11	6	8	6	1
Commercial	13	128	89	89	70
Installment	487	331	313	287	409
Commercial	1	6	27	10	4
Total	512	471	437	392	484
Net charge offs	1,663	875	596	873	132
Provisions charged to operations	1,695	1,021	260	250	663
Ending balance	$3,150	$3,118	$2,972	$3,308	$3,931
Average Loans	$266,457	$278,350	$256,820	$244,905	$233,010
Net charge-offs to average loans	0.62%	0.31%	0.23%	0.36%	0.06%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2015, 2014, 2013, 2012, and 2011:

	At December 31,
	2015		2014
		Percentage Of Loans In		Percentage Of Loans In
	Allowance For	Each Category To	Allowance For	Each Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans

Real estate - mortgage:
Residential	1,622	43.97%	1,156	43.47%
Commercial	262	23.68	335	22.50
Real estate -construction	8	2.09	14	2.54
Installment	227	5.52	349	5.91
Personal unsecured lines	-	0.05	-	0.05
Indirect automobile	577	22.97	932	24.27
Commercial	305	1.72	386	1.26
Unallocated	149	-	(54)	-
Total	$3,150	100.00%	$3,118	100.00%

	At December 31,
	2013		2012		2011
		Percentage Of Loans In		Percentage Of Loans In		Percentage Of Loans In
	Allowance For	Each Category To	Allowance For	Each Category To	Allowance For	Each Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans	Each Category	Total Loans

Real estate - mortgage:
Residential	578	44.98%	382	42.41%	584	45.29%
Commercial	898	24.45	1,183	28.10	2,013	28.46
Real estate -construction	15	2.40	10	1.54	12	2.14
Installment	335	6.43	223	7.28	228	7.59
Personal unsecured lines	-	0.06	-	0.06	-	0.07
Indirect automobile	853	20.16	835	18.68	661	13.42
Commercial	413	1.52	542	1.93	557	3.03
Unallocated	(120)	-	133	-	(124)	-
Total	$2,972	100.00%	$3,308	100.00%	$3,931	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	2015	2014	2013
	(In Thousands)
U.S. Treasury securities	$2,995	$7,947	$-
U.S. Government agencies and mortgage backed securities	66,660	46,859	43,541
Obligations of states and poltical subdivision	29,636	32,771	32,396
Corporate trust preferred	-	247	333
Total investment securities	$99,291	$87,824	$76,270

The following table sets forth the scheduled maturities, amortized costs and weighted average yields for the Company’s investment securities portfolio at December 31, 2015:

	One Year Or Less		One To Five Years		Five To Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amort Cost	Yield	Amort Cost	Yield	Amort Cost	Yield	Amort Cost	Yield	Amort Cost	Yield
U.S. Treasury securities	$-	%	$2,995	1.22%	$-	%	$-	%	2,995	1.22%
U.S. Government agencies and mortgage backed securities	-		-		1,335	1.98	65,325	1.69	66,660	1.70
Obligations of states and political subdivisions	-		-		-		29,636	3.16	29,636	3.16
Corporate trust preferred	-		-		-		-		-	-
Total investment securities	$-	0%	$2,995	1.22%	$1,335	1.98%	$94,961	2.15%	$99,291	2.12%

At December 31, 2015, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in Anne Arundel County. Consolidated total deposits were $335,191,530 as of December 31, 2015. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $71.82 million under a line of credit from the FHLB of Atlanta as of December 31, 2015.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2015, the Bank had approximately $51.53 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2015:

Amount
(In Thousands)
Three months or less	$6,269
Over three through six months	3,870
Over six through 12 months	6,424
Over 12 months	34,965
Total	$51,528

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $71.82 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans. There was also a $10 million convertible advance with a 3.28% rate of interest (callable monthly and with a final maturity of November 1, 2017.) There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018. This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018. This advance has a 3.34% rate of interest and is callable quarterly, starting August 22, 2011. The Bank also has three federal funds lines of credit in the amounts of $3 million, $5 million and $8 million, of which nothing was outstanding at December 31, 2015.

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

Employees

At December 31, 2015, the Bank had 93 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2015, the Bank was well capitalized as defined by the FDIC’s regulations.

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

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$406,519	10,000	$104,055,419

Branches:

Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	150,932	6,000	34,615,655

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	183,658	2,500	32,023,280

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	357,108	3,000	62,084,206

Severn 811 Reece Road Severn, MD 21144	1984	Owned	68,733	2,500	32,361,330

New Cut Road 740 Stevenson Road Severn, MD 21144	1995	Owned	1,153,847	2,600	31,534,274

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	75,906	2,500	20,237,054

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	30,122	2,184	18,280,312

Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	666,896	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	275,144	3,727	N/A

At December 31, 2015, the Bank owned two foreclosed real estate properties with a total book value of $74,400.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2015, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers as of December 31, 2015.

NAME	AGE	POSITIONS

Michael G. Livingston	62	President and Chief Executive Officer
Edward B. Connelly	49	Senior Vice President and Chief Operating Officer
John M. Wright	49	Senior Vice President and Chief Financial Officer
Andrew J. Hines	54	Senior Vice President and Chief Lending Officer

MICHAEL G. LIVINGSTON was appointed President and Chief Executive Officer of the Company and the Bank effective January 1, 2008. Prior to that date, Mr. Livingston was Deputy Chief Executive Officer and Executive Vice President since August 2004, Chief Operating Officer since January 2004, Deputy Chief Operating Officer from February 2003 through December 2003, Senior Vice President from January 1998 until August 2004, and Chief Lending Officer of the Bank from 1996 until August 2004. Mr. Livingston was elected as a director of the Company and the Bank on January 1, 2005. As previously disclosed in the Company’s SEC filings, Mr. Livingston has announced his retirement from the Company and the Bank effective March 31, 2016, and the Board of Directors has appointed John D. Long as his successor.

EDWARD B. CONNELLY was appointed Chief Operating Officer and Senior Vice President of the Bank effective August 2012.

JOHN M. WRIGHT has been Chief Financial Officer of the Company and Senior Vice President, Treasurer and Chief Financial Officer of the Bank since September 28, 2015. Effective February 11, 2016, Mr. Wright was appointed Executive Vice President of the Company and the Bank.

ANDREW J. HINES was appointed Chief Lending Officer of the Bank effective March 1, 2014. He was appointed Senior Lending Officer and Senior Vice President effective January 2, 2014.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”. As of February 17, 2016, there were 379 record holders of the Common Stock. The closing price for the Common Stock on that date was $11.73.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2015 and 2014 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2015			2014
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$13.16	$11.95	$0.10	$12.20	$11.89	$0.10
June 30,	13.25	11.75	0.10	13.50	11.90	0.10
September 30	15.34	11.01	0.07	13.50	11.00	0.10
December 31	13.97	11.43	0.00	12.97	11.35	0.10

A regular dividend of $0.10 was declared for stockholders’ of record on January 18, 2016, payable on January 29, 2016.

The Company recognizes the importance of dividends to its shareholders and intend to evaluate a variety of factors, on a quarterly basis, in determining whether dividend payments are prudent as well as the amount of the dividend. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank’s and bank holding company’s right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See “Item 1. Business - Supervision and Regulation - Regulation of the Company - Dividends and Distributions” and “Item 1. Business — Supervision and Regulation - Regulation of the Bank - Dividend Limitations.” The Company does not believe that those restrictions will materially limit its ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$11,215	$11,986	$12,620	$12,562	$13,449
Provision for Credit Losses	1,695	1,021	260	250	663
Other Income	3,008	2,670	2,001	1,822	2,090
Other Expense	10,930	11,412	11,113	10,795	11,115
Net Income	1,353	1,915	2,614	2,665	2,993

Share Data:
Basic Net Income Per Share	$0.49	$0.69	$0.95	$0.98	$1.10
Diluted Net Income Per Share	0.49	0.69	0.95	0.98	1.10
Cash Dividends Declared Per Common Share	0.27	0.40	0.40	0.40	0.40
Weighted Average Common Shares Outstanding:
Basic	2,768,966	2,755,671	2,742,003	2,728,072	2,710,455
Diluted	2,768,966	2,755,671	2,742,003	2,728,072	2,710,455

Financial Condition Data:
Total Assets	$390,580	$394,630	$377,194	$387,438	$365,260
Loans Receivable, Net	259,637	273,986	270,684	249,631	232,734
Total Deposits	335,192	338,877	323,803	332,289	311,945
Long Term Borrowings	20,000	20,000	20,000	20,000	20,000
Total Stockholder' Equity	34,176	33,830	31,583	33,588	31,211

Performance Ratios:
Return on Average Assets	0.34%	0.48%	0.68%	0.71%	0.84%
Return on Average Equity	3.98	5.64	8.07	8.12	10.11
Net Interest Margin (1)	3.16	3.50	3.72	3.98	4.39
Dividend payout Ratio	55.24	57.58	41.96	40.95	36.22

Capital Ratios:
Average Equity to Average Assets	8.52%	8.57%	8.45%	8.71%	8.26%
Leverage Ratio	8.77	8.52	8.69	8.26	8.20
Total Risk-Based Capital Ratio	15.38	14.32	14.14	14.07	14.35

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	1.20%	1.12%	1.09%	1.31%	1.66%
Non-accrual and Past Due Loans to Gross Loans	1.45%	1.07%	1.58%	2.22%	2.15%
Allowance for Credit Losses to Non-Accrual and Past Due Loans	82.14%	104.84%	68.78%	58.84%	77.38%
Net Loan Charge-offs (Recoveries) to Average Loans	0.62%	0.31%	0.23%	0.36%	0.06%

(1) Presented on a tax-equivalent basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During 2015, net interest income before provision for credit losses decreased to $11,214,964 from $11,985,815 in 2014, a 6.44% decrease. Total interest income decreased from $14,519,737 in 2014 to $13,605,649 in 2015, a 6.30% decrease. Interest expense for 2015 totaled $2,390,685, a 5.66% decrease from $2,533,922 in 2014. In spite of the impact the low interest rate environment had on net interest margin, the Company realized consolidated net income of $1,352,616 for 2015 by increasing non-interest income by $337,572 and decreasing other expenses by $481,762.

The Federal Reserve ended their aggressive Quantitative Easing program and is monitoring the rates of growth, unemployment, and inflation to which they expect the national economy to converge over time in the absence of further shocks and under appropriate monetary policy. During December 2015, the Federal Reserve concluded the national economy has shown considerable strength and decided to raise the Federal Funds rate, further stating that it anticipates the pace of tightening to be gradual. Through this easing period, we experienced a decrease in outstanding loans and deposits while continuing to serve the needs of the communities we serve.

Comparison of Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

General. For the year ended December 31, 2015, the Company reported consolidated net income of $1,352,616 ($0.49 basic and diluted earnings per share) compared to consolidated net income of $1,914,526 ($0.69 basic and diluted earnings per share) for the year ended December 31, 2014 and consolidated net income of $2,614,177 ($0.95 basic and diluted earnings per share) for the year ended December 31, 2013. The decrease in the 2015 consolidated net income was mainly due to decreases in loan income, a decrease in state and municipal security income, a decrease in deposit expense, and an increase in provision for credit losses, partially offset by an increase in other fees and commission income (due to the gain on the sale of insurance policies), and a decrease in other expenses. The decrease in the 2014 consolidated net income was mainly due to decreases in loan income, decreases in state and municipal security income, an increase in other expenses, and an increase in provision for credit losses, which was partially offset by an increase in gains on investment securities and decreases in employee benefits and deposit expense.

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

Consolidated net interest income for the year ended December 31, 2015 was $11,214,964 compared to $11,985,815 for the year ended December 31, 2014 and $12,620,060 for the year ended December 31, 2013. The $770,851 decrease for the most recent year was primarily due to the decline in interest income on loans and securities being greater than the decline in interest expense on deposits. The $634,245 decrease for 2014 was primarily due to the decline in interest income on loans and securities being greater than the decline in interest expense on deposits. The net interest income, on a tax equivalent basis, for 2015 was $11,918,000, a $778,000 or 6.13% decrease from the tax equivalent basis net interest income for 2014, which was $12,696,000, a $785,000 or 5.82% increase from the after tax net interest income for 2013.

Interest expense decreased from $2,533,922 in 2014 to $2,390,685 in 2015, a $143,237 or a 5.66% decrease, primarily due to a decrease in average deposits as well as a decrease in our cost of deposits. Interest expense decreased from $2,661,805 in 2013 to $2,533,922 in 2014, a $127,883 or a 4.80% decrease, primarily due to a decrease in deposit rates. Net interest margin for the year ended December 31, 2015 was 3.16% compared to 3.50% and 3.72% for the years ended December 31, 2014 and 2013, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2015	VS.	2014	2014	VS.	2013	2013	VS.	2012
	Change Due To:			Change Due To:			Change Due To:
	Increase/			Increase/			Increase/
	Decrease	Rate	Volume	Decrease	Rate	Volume	Decrease	Rate	Volume

ASSETS:
Interest-earning assets:
Federal funds sold	$(1)	$-	$(1)	$8	$-	$8	$(1)	$-	$(1)
Interest-bearing deposits	14	34	(20)	17	2	15	12	14	(2)

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	74	(175)	249	(121)	27	(148)	(37)	1	(38)
Obligations of states and political subdivisions(1)	(283)	(121)	(162)	(451)	(113)	(338)	(73)	73	(146)
All other investment securities	17	34	(17)	(12)	(5)	(7)	(25)	(9)	(16)
Total investment securities	(192)	(262)	70	(584)	(91)	(493)	(135)	65	(200)

Loans, net of unearned income
Demand, time and lease	(3)	(8)	5	(23)	12	(35)	(130)	(5)	(125)
Mortgage and construction	(348)	(30)	(318)	(627)	(738)	111	146	(406)	552
Installment and personal unsecured lines	(390)	(230)	(160)	295	(573)	868	(286)	(2)	(284)
Total gross loans(2)	(741)	(268)	(473)	(355)	(1,299)	944	(270)	(413)	143
Allowance for credit losses	-	-	-	-	-	-	-	-	-
Total net loans	(741)	(268)	(473)	(355)	(1,299)	944	(270)	(413)	143
Total interest-earning assets	$(920)	$(496)	$(424)	$(914)	$(1,388)	$474	$(394)	$(334)	$(60)

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$-	$-	$-	$(19)	$(21)	$2	$(68)	$(80)	$12
Money market	3	3	-	(1)	-	(1)	(15)	(17)	2
Other time deposits	(145)	(63)	(82)	(101)	(218)	117	(514)	(321)	(193)
Total interest-bearing deposits	(142)	(60)	(82)	(121)	(239)	118	(597)	(418)	(179)
Borrowed funds	-	-	-	(8)	-	(8)	4	(3)	7
Total interest-bearing liabilities	$(142)	$(60)	$(82)	$(129)	$(239)	$110	$(593)	$(421)	$(172)

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

				Year Ended December 31,
		2015			2014			2013			2012
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
				(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$3,864	$10	0.26%	$4,248	$11	0.25%	$1,197	$3	0.25%	$1,760	$4	0.25%
Interest-bearing deposits	8,880	75	0.84	11,316	61	0.54	8,433	44	0.52	8,945	32	0.35

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	67,556	824	1.22	47,237	750	1.59	56,850	871	1.53	59,359	908	1.53
Obligations of states and political subdivisions(1)	30,685	1,785	5.82	33,440	2,068	6.18	38,644	2,519	6.52	40,959	2,592	6.33
All other investment securities	184	38	20.65	266	21	8.04	345	33	9.68	479	58	12.04
Total investment securities	98,425	2,647	2.69	80,943	2,839	3.51	95,839	3,423	3.57	100,797	3,558	3.53

Loans, net of unearned income
Demand, time and lease	3,904	214	5.48	3,809	217	5.70	4,478	240	5.37	6,744	370	5.48
Mortgage and construction	187,248	8,659	4.62	194,312	9,007	4.64	191,969	9,634	5.02	181,311	9,488	5.23
Installment and personal unsecured lines	78,524	2,704	3.44	83,084	3,094	3.72	63,519	2,799	4.41	60,725	3,085	5.08
Total gross loans(2)	269,676	11,577	4.29	281,205	12,318	4.38	259,966	12,673	4.87	248,780	12,943	5.20
Allowance for credit losses	(3,219)			(2,855)			(3,146)			(3,875)
Total net loans	266,457	11,577	4.34	278,350	12,318	4.43	256,820	12,673	4.93	244,905	12,943	5.28
Total interest-earning assets	377,626	14,309	3.79	374,857	15,229	4.06	362,289	16,143	4.46	356,407	16,537	4.64
Cash and due from banks	3,276			3,105			2,936			2,920
Other assets	18,128			17,795			19,348			17,583
Total assets	$399,030			$395,757			$384,573			$376,910

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Savings and NOW	$106,856	50	0.05%	$103,253	50	0.05%	$99,085	69	0.07%	$90,813	137	0.15%
Money market	20,151	13	0.06	19,940	10	0.05	21,249	11	0.05	19,957	26	0.13
Other time deposits	122,267	1,688	1.38	128,016	1,833	1.43	120,574	1,934	1.60	131,047	2,448	1.87
Total interest-bearing deposits	249,274	1,751	0.70	251,209	1,893	0.75	240,908	2,014	0.84	241,817	2,611	1.08
Short-term borrowed funds	27	-	0.00	47	-	0.29	1,876	7	0.37	428	2	0.46
Long-term borrowed funds	20,000	640	3.20	20,000	640	3.20	20,000	641	3.20	20,000	642	3.21
Total interest-bearing liabilities	269,301	2,391	0.89	271,256	2,533	0.93	262,784	2,662	1.01	262,245	3,255	1.24

Non-interest-bearing deposits	94,546			89,279			86,542			80,373
Other liabilities	1,170			1,301			2,838			1,457

Stockholder's equity	34,013			33,921			32,409			32,835
Total liabilities and equity	$399,030			$395,757			$384,573			$376,910
Net interest income		$11,918			$12,696			$13,481			$13,282
Net interest spread			2.90%			3.13%			3.45%			3.40%
Net interest margin			3.16%			3.50%			3.72%			3.98%

1	Tax equivalent basis. The incremental tax rate applied was 39.44% for 2015 and 37.69% for 2014.
2	Non-accrual loans included in average balance.

Provision for Credit Losses. During the year ended December 31, 2015, the Company made a provision of $1,695,000 for credit losses, compared to a provision of $1,021,000 and $260,000 for credit losses for the years ended December 31, 2014 and 2013, respectively. In 2015, the Bank increased its provision for credit losses primarily due to the increases in net charge-offs during the year, causing our historical loss ratios to increase thus needing to replace the reserves charged-off and increasing the expected reserves required for future periods. There were two residential real estate investors that contributed greatly towards the need for additional provision for credit losses. One of these projects was resolved during the fourth quarter of 2015 resulting in a charge-off of $645,000 and the remaining real estate investor has significant specific reserves allocated to their ten loans which are in non-accrual status. At December 31, 2015, the allowance for credit losses equaled 82.14% of non-accrual and past due loans compared to 104.84% and 68.78% at December 31, 2014 and 2013, respectively. During the year ended December 31, 2015, the Company recorded net charge-offs of $1,663,000 compared to $875,000 and $596,000 in net charge-offs during the years ended December 31, 2014 and 2013, respectively.

Other Income. Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on Bank owned life insurance (BOLI). Other income increased from $2,670,498 in 2014 to $3,008,070 in 2015, a $337,582, or 12.64% increase. The increase was primarily due to an increase in other fees and commissions due to the income of $421,067 on the sale of insurance policies during the third quarter of 2015. Other income increased from $2,001,216 in 2013 to $2,670,498 in 2014, a $669,282, or 33.45% increase. The increase was primarily due to a increase in gains on securities partially offset by a decrease in service charges on deposit accounts.

Other Expenses. Other expenses, which consist of non-interest operating expenses, decreased from $11,412,259 in 2014 to $10,930,497 in 2015, a $481,762 or 4.22% decrease. This decrease was primarily due to a decrease in other expenses because of a reduction in marketing expenses, in salaries and wages, employee benefits, occupancy expense, and the reversal of the reserve for unfunded commitments during the fourth quarter of 2015 of $188,233, offset by increases in the other categories. Other expenses, which consist of non-interest operating expenses, increased from $11,113,244 in 2013 to $11,412,259 in 2014, a $299,015 or 2.69% increase. This increase was primarily due to increases in other professional expenses and a write-down of loan fees receivable deemed to be uncollectable.

Income Taxes. During the year ended December 31, 2015, the Company recorded an income tax expense of $244,921, compared to an income tax expense of $308,652 for the year ended December 31, 2014. This decrease was primarily due to the decrease in net income before taxes. During the year ended December 31, 2014, the Company recorded an income tax expense of $308,652, compared to an income tax expense of $633,855 for the year ended December 31, 2013. This decrease was due to the decrease in net income before taxes.

Comparison of Financial Condition at December 31, 2015, 2014 and 2013

The Company’s total assets decreased to $390,580,191 at December 31, 2015 from $394,629,508 at December 31, 2014. The Company’s total assets increased to $394,629,508 at December 31, 2014 from $377,193,574 at December 31, 2013.

The Company’s net loan portfolio decreased to $259,636,706 at December 31, 2015 compared to $273,986,237 at December 31, 2014 and $270,684,120 at December 31, 2013. In 2015, the decrease in the loan portfolio was primarily due to decreases in indirect loans, purchase money mortgage and refinance loans with lesser decreases in other areas. These decreases were partially offset by increases in home equity loans and commercial and industrial loans with lesser increases in other areas. In 2015, mortgage participations sold also increased. In 2014, the increase in the loan portfolio was primarily due to increases in indirect loans, purchase money mortgage, and commercial and industrial construction loans, partially offset by decreases in refinance mortgage loans and commercial and industrial mortgages.

During 2015, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $98,790,010, a $10,796,865 or 12.27%, increase from $87,993,145 at December 31, 2014. This increase was due to investing excess liquidity, which led to an increase in U. S. Government agencies and mortgage backed securities, offset by decreases in U. S. Treasury securities and state and municipal securities. During 2014, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $87,993,145, a $13,679,463 or 18.41%, increase from $74,313,682 at December 31, 2013. This increase is due to an increase in U.S. Treasury Notes, mortgage backed securities and state and municipal securities. The market value of municipal securities also increased from 2013 to 2014 and contributed to this increase.

Deposits as of December 31, 2015 totaled $335,191,530, a decrease of $3,685,762, or 1.09%, from the $338,877,292 total as of December 31, 2014. Deposits as of December 31, 2014 totaled $338,877,292, an increase of $15,073,936, or 4.66%, from the $323,803,356 total as of December 31, 2013. Demand deposits as of December 31, 2015 totaled $93,584,864, a $5,021,940, or 5.67%, increase from $88,562,924 at December 31, 2014. NOW and Super NOW accounts, as of December 31, 2015, increased by $511,742, or 1.90% from their 2014 level to $27,502,016. Money market accounts decreased by $1,385,900, or 6.78%, from their 2014 level, to total $19,079,536 at December 31, 2015. Savings deposits increased by $3,134,875, or 4.19%, from their 2014 level, to $78,107,913 at December 31, 2015. Time deposits over $100,000 totaled $51,527,624 on December 31, 2015, a decrease of $3,576,360, or 6.49% from December 31, 2014. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $65,389,577 on December 31, 2015, a $7,392,059 or 10.16% decrease from December 31, 2014.

Total stockholders’ equity as of December 31, 2015 increased by $345,286, or 1.02%, from the 2014 period. The increase was attributed to the increase in retained earnings of $605,408, offset by the accumulated other comprehensive income in 2014 now being a loss (a $404,464 change) and by cash dividends paid, net of dividends reinvested. Total stockholders’ equity as of December 31, 2014 increased by $2,247,366, or 7.12%, from the 2013 period. The increase was attributed to the 2013 accumulated other comprehensive loss now being comprehensive income in 2014 (a $1,280,805 change) and an increase in retained earnings from current year net income, offset by cash dividends paid, net of dividends reinvested.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.

Currently, we break-out our unfunded commitments into the following categories:

o	Unfunded Construction commitments
o	Unfunded Commercial lines of credit and other
o	Unfunded Home Equity LOC
o	Unfunded Demand Deposit overdraft LOC
o	Committed Loans which have not closed
o	Letters of Credit

During 2015, we revised the calculations for the following categories:

o	Unfunded Commercial lines of credit and other – reduce reserve percentage to zero due to the Bank’s ability of having sole discretion on future funding of any specific account (customer must request funding and the Bank does not have to fund the request if we deem the account is no longer worthy of continued funding; we freeze all funding of accounts that are past due and/or in non-accrual status; and based on historical loss ratios)

o	Unfunded Home Equity LOC – reduce reserve percentage to zero because the Bank has the ability to freeze any account based on activity of the account or information which the Bank may obtain such as a drastic decline in collateral value and based on historical loss ratios.
o	Unfunded Demand Deposit overdraft LOC – reduce reserve percentage to zero based on historical loss ratios.

We did not change the calculations for the other categories even though we have similar rights as those categories above for the following reasons:

o	Constructions loans – we have the sole discretion to fund these requests, however not funding a construction request can have a material negative impact of our collateral value and therefore we will continue to allocate reserves for the unfunded amounts using the same loss ratio as the funded portion of the portfolio.
o	Committed Loans which have not closed – we have the sole discretion to not fund these loans should material adverse information become known to the Bank, however we are typically near the final stages of our due diligence underwriting of the loan and feel we have similar loss exposure as already funded loans therefore will continue to use the same loss ratio as funded loans.
o	Letters of Credit – in most instances, we must fund the Letter of Credit if such a request is made and do not have the sole discretion as we do for other categories.

  Based on the above changes in estimate, we made a negative provision of $188,233 for Allowance for Unfunded Commitments which is included as a contra-expense in “Other expenses”. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2015, the Bank has accrued $11,767, a decrease of $188,233 from 2014, for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2015.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$9,802
Federal funds and overnight deposits	2,570	-	-	-	2,570
Securities	-	-	2,991	95,799	98,790
Loans	6,503	7,071	82,420	163,643	259,637
Fixed assets	-	-	-	-	3,369
Other assets	-	-	-	-	16,412

Total assets	$9,073	$7,071	$85,411	$259,442	$390,580

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$93,585
NOW accounts	27,502	-	-	-	27,502
Money market deposit accounts	19,080	-	-	-	19,080
Savings accounts	78,013	95	-	-	78,108
IRA accounts	3,625	8,599	24,489	1,281	37,994
Certificates of deposit	11,171	21,443	46,205	104	78,923
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	1,212
Stockholders’ equity:	-	-	-	-	34,176

Total liabilities and stockholders' equity	$139,391	$30,137	$90,694	$1,385	$390,580

GAP	$(130,318)	$(23,066)	$(5,283)	$258,057
Cumulative GAP	$(130,318)	$(153,384)	$(158,667)	$99,390
Cumulative GAP as a % of total assets	-33.37%	-39.27%	-40.62%	25.45%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model. However, the Bank believes that the model is a prudent forecasting tool. As of December 31, 2015, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-5.6%	-1.6%	-0.6%	-2.9%
% Change in Economic Value of Equity	-8.4%	-0.8%	-7.0%	-15.5%

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2015, totaled $12,371,408, a decrease of $908,826 or 6.85%, from the December 31, 2014 total of $13,280,234. This decrease was due to the outflow of deposits and the reduction in loans offset by the purchase of securities.

As of December 31, 2015, the Bank was permitted to draw on a $71.82 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential first mortgage loans. As of December 31, 2015, there was nothing outstanding under the daily rate credit. As of December 31, 2015, the Bank had a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017) from the FHLB of Atlanta. This advance has a 3.28% rate of interest. In addition, the Bank had a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018. This advance has a 2.73% rate of interest and is callable quarterly. Furthermore, the Bank had a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018. This advance has a 3.34% rate of interest and is callable quarterly. In addition, the Bank has three unsecured lines of credit totaling $3 million, $5 million, and $8 million, on which there were no outstanding balances at December 31, 2015.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2015, the Company was in compliance with these requirements with a leverage ratio of 8.77%, a Tier 1 risk-based capital ratio of 14.23%, a total risk-based capital ratio of 15.48% and a common equity tier I capital of 14.23%. At December 31, 2015, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Corporation on January 1, 2017. The Corporation is still evaluating the potential impact on the Corporation's financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for the Corporation on January 1, 2015 and is not expected to have a significant impact on the Corporation's financial statements.

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Corporation beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Corporation's financial statements.

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

ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

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

 Management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

GLEN BURNIE BANCORP

March 10, 2016	By:	/s/ Michael G. Livingston
Michael G. Livingston
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Livingston	President, Chief Executive Officer	March 10, 2016
Michael G. Livingston	and Director

/s/ F. William Kuethe, Jr.	President Emeritus and Director	March 10, 2016
F. William Kuethe, Jr.

/s/ John M. Wright	Senior Vice President and Chief	March 10, 2016
John M. Wright	Financial Officer

/s/ John E. Demyan	Chairman of the Board and Director	March 10, 2016
John E. Demyan

/s/ Thomas Clocker	Director	March 10, 2016
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 10, 2016
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 10, 2016
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 10, 2016
Charles Lynch

/s/ Edward L. Maddox	Director	March 10, 2016
Edward L. Maddox

/s/ Andrew Cooch	Director	March 10, 2016
Andrew Cooch

/s/ Karen B. Thorwarth	Director	March 10, 2016
Karen B. Thorwarth

/s/ Mary Lou Wilcox	Director	March 10, 2016
Mary Lou Wilcox

Glen Burnie Bancorp and Subsidiaries

Consolidated Financial Statements

December 31, 2015

CONTENTS

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-4
Consolidated Statements of Income	F-5
Consolidated Statements of Comprehensive Income (Loss)	F-6
Consolidated Statements of Changes in Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8 - F-9
Notes to Consolidated Financial Statements	F-10 - F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2015, 2014, and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. Glen Burnie Bancorp and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2015, 2014, and 2013, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles general accepted in the United States of America.

Salisbury, Maryland

February 25, 2016

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2015	2014	2013

Assets
Cash and due from banks	$7,493,524	$7,101,352	$9,214,503
Interest-bearing deposits in other financial institutions	2,308,117	2,154,817	1,636,194
Federal funds sold	2,569,767	4,024,065	102,772
Cash and cash equivalents	12,371,408	13,280,234	10,953,469
Investment securities available for sale, at fair value	98,790,010	87,993,145	74,313,682
Federal Home Loan Bank stock, at cost	1,203,100	1,327,800	1,452,900
Maryland Financial Bank stock	30,000	30,000	30,000
Ground rents, at cost	163,638	169,200	169,200
Loans, less allowance for credit losses 2015 $3,150,251; 2014 $3,117,870; 2013 $2,972,019;	259,636,706	273,986,237	270,684,120
Premises and equipment, at cost, less accumulated depreciation	3,368,865	3,671,295	3,696,772
Accrued interest receivable on loans and investment securities	1,121,405	1,274,137	1,509,238
Deferred income tax benefits	2,684,611	3,045,235	3,604,461
Other real estate owned	74,400	45,175	1,170,773
Cash value of life insurance	9,357,712	9,138,658	8,914,817
Other assets	1,778,336	668,392	694,142

Total assets	$390,580,191	$394,629,508	$377,193,574

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$93,584,864	$88,562,924	$86,747,525
Interest-bearing	241,606,666	250,314,368	237,055,831
Total deposits	335,191,530	338,877,292	323,803,356
Long-term borrowings	20,000,000	20,000,000	20,000,000
Dividends payable	-	276,096	274,737
Accrued interest payable on deposits	39,855	39,823	28,523
Other liabilities	1,172,993	1,605,770	1,503,797
Total liabilities	356,404,378	360,798,981	345,610,413

Commitments and contingencies

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2015 2,773,361 shares; 2014 2,760,964; 2013 2,747,370 shares;	2,773,361	2,760,964	2,747,370
Surplus	9,986,064	9,854,119	9,713,335
Retained earnings	21,718,122	21,112,714	20,300,531
Accumulated other comprehensive (loss) income, net of tax	(301,734)	102,730	(1,178,075)
Total stockholders' equity	34,175,813	33,830,527	31,583,161

Total liabilities and stockholders' equity	$390,580,191	$394,629,508	$377,193,574

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2015	2014	2013

Interest income on:
Loans, including fees	$11,577,254	$12,318,461	$12,673,230
U.S. Treasury securities	79,623	27,763	-
U.S. Government agency securities	744,813	722,587	871,287
State and municipal securities	1,080,824	1,357,355	1,656,670
Corporate trust preferred securities	37,906	21,414	33,428
Federal funds sold	10,132	10,714	3,027
Other	75,097	61,443	44,223
Total interest income	13,605,649	14,519,737	15,281,865

Interest expense on:
Deposits	1,750,074	1,893,314	2,014,327
Short-term borrowings	138	134	7,004
Long-term borrowings	640,473	640,474	640,474
Total interest expense	2,390,685	2,533,922	2,661,805

Net interest income	11,214,964	11,985,815	12,620,060

Provision for credit losses	1,695,000	1,020,876	260,000

Net interest income after provision for credit losses	9,519,964	10,964,939	12,360,060

Other income:
Service charges on deposit accounts	443,247	463,734	595,729
Other fees and commissions	1,308,106	826,945	825,859
Gains on investment securities, net	1,037,663	1,155,978	345,331
Income on life insurance	219,054	223,841	234,297
Total other income	3,008,070	2,670,498	2,001,216

Other expenses:
Salaries and wages	4,926,255	4,998,402	4,963,600
Employee benefits	1,565,384	1,633,443	1,788,995
Occupancy	778,275	806,916	785,850
Furniture and equipment	932,281	925,207	842,099
Other expenses	2,728,302	3,048,291	2,717,119
Total impairment losses on investment securities	-	-	124,984
Portion of impairment losses recognized in other comprehensive income (before taxes)	-	-	(109,403)
Net impairment loss on investment securities	-	-	15,581
Total other expenses	10,930,497	11,412,259	11,113,244

Income before income taxes	1,597,537	2,223,178	3,248,032

Federal and state income taxes	244,921	308,652	633,855

Net income	$1,352,616	$1,914,526	$2,614,177

Basic and diluted earnings per share of common stock	$0.49	$0.69	$0.95

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,	2015	2014	2013

Net income	$1,352,616	$1,914,526	$2,614,177

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period (net of deferred taxes (benefits) 2015 $145,606; 2014 $1,305,107; 2013 ($2,167,273));	220,469	1,976,117	(3,281,559)
Reclassification adjustment for impairment loss included in net income (net of deferred tax benefits 2015 $0; 2014 $0; 2013 $6,197);	-	-	9,384
Reclassification adjustment for gains included in net income (net of deferred taxes 2015 $412,730; 2014 $459,212; 2013 $243,383);	(624,933)	(695,312)	(368,517)
Total other comprehensive (loss) income	(404,464)	1,280,805	(3,640,692)

Comprehensive income (loss)	$948,152	$3,195,331	$(1,026,515)

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2015, 2014, and 2013

					Accumulated
					Other
					Comprehensive	Total
	Common Stock			Retained	(Loss)	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balances, December 31, 2012	2,736,978	$2,736,978	$9,604,906	$18,783,164	$2,462,617	$33,587,665

Net income	-	-	-	2,614,177	-	2,614,177
Cash dividends, $.40 per share	-	-	-	(1,096,810)	-	(1,096,810)
Dividends reinvested under dividend reinvestment plan	10,392	10,392	108,429	-	-	118,821
Other comprehensive loss, net of tax	-	-	-	-	(3,640,692)	(3,640,692)

Balances, December 31, 2013	2,747,370	2,747,370	9,713,335	20,300,531	(1,178,075)	31,583,161

Net income	-	-	-	1,914,526	-	1,914,526
Cash dividends, $.40 per share	-	-	-	(1,102,343)	-	(1,102,343)
Dividends reinvested under dividend reinvestment plan	13,594	13,594	140,784	-	-	154,378
Other comprehensive income net of tax	-	-	-	-	1,280,805	1,280,805

Balances, December 31, 2014	2,760,964	$2,760,964	$9,854,119	$21,112,714	$102,730	$33,830,527

Net income	-	-	-	1,352,616	-	1,352,616
Cash dividends, $.27 per share	-	-	-	(747,208)	-	(747,208)
Dividends reinvested under dividend reinvestment plan	12,397	12,397	131,945	-	-	144,342
Other comprehensive loss, net of tax	-	-	-	-	(404,464)	(404,464)

Balances, December 31, 2015	2,773,361	$2,773,361	$9,986,064	$21,718,122	$(301,734)	$34,175,813

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2015	2014	2013

Cash flows from operating activities:
Net income	$1,352,616	$1,914,526	$2,614,177
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,139,547	812,331	1,187,689
Provision for credit losses	1,695,000	1,020,876	260,000
Deferred income tax benefits, net	627,749	(286,670)	35,252
Gains on disposals of assets, net	(1,073,286)	(1,213,844)	(321,443)
Provision on losses of other real estate owned	-	91,448	5,695
Impairment losses on investment securities	-	-	15,581
Income on investment in life insurance	(219,054)	(223,841)	(234,298)
Changes in assets and liabilities:
Decrease in ground rents	5,562	-	-
Decrease (increase) in accrued interest receivable	152,732	235,101	(58,917)
(Increase) decrease in other assets	(1,109,944)	56,011	637,425
Increase (decrease) in accrued interest payable	32	11,300	158
(Decrease) increase in other liabilities	(432,777)	101,973	(29,556)

Net cash provided by operating activities	2,138,177	2,519,211	4,111,763

Cash flows from investing activities:
Maturities and principal paydowns of available for sale mortgage-backed securities	15,088,957	9,109,664	15,171,085
Proceeds from sales of available for sale debt securities	27,030,183	30,269,965	25,626,845
Purchases of available for sale mortgage-backed securities	(38,206,832)	(28,703,606)	(16,920,333)
Purchases of other available for sale investment securities	(15,089,446)	(21,464,085)	(4,185,719)
Purchase (redemption) of FHLB stock	124,700	125,100	(4,900)
Decrease (increase) in loans, net	12,580,131	(4,368,168)	(22,295,595)
Proceeds from sales of other real estate	80,420	1,153,883	273,121
Purchases of premises and equipment	(90,392)	(442,529)	(262,598)

Net cash provided (used) by investing activities	1,517,721	(14,319,776)	(2,598,094)

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	5,021,940	1,815,399	2,459,040
(Decrease) increase in time deposits, net	(8,707,702)	13,258,537	(10,944,570)
Cash dividends paid	(1,023,304)	(1,100,984)	(822,073)
Common stock dividends reinvested	144,342	154,378	118,821

Net cash (used) provided by financing activities	(4,564,724)	14,127,330	(9,188,782)

(Decrease) increase in cash and cash equivalents	(908,826)	2,326,765	(7,675,113)

Cash and cash equivalents, beginning of year	13,280,234	10,953,469	18,628,582

Cash and cash equivalents, end of year	$12,371,408	$13,280,234	$10,953,469

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31,	2015	2014	2013

Supplementary Cash Flow Information:
Interest paid	$2,390,653	$2,522,622	$2,661,647
Income taxes paid	625,000	300,000	525,000
Total decrease (increase) in unrealized depreciation on available for sale securities	(670,016)	2,126,700	(6,045,150)

Supplementary Noncash Investing Activities:
Loans converted to other real estate	74,400	45,175	983,000

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

The allowance for loan losses typically consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either ASC Topic 450, Accounting for Contingencies, or ASC Topic 310, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience over a current four year period and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value less the estimated cost to sell) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. Loans converted to OREO through foreclosure proceedings totaled $74,400, $45,175, and $983,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The Bank financed no sales of OREO for 2015, 2014, or 2013, respectively.

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

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Asset. As of December 31, 2015, 2014, and 2013, certain loans existed which management considered impaired (See Note 4). During the year ended December 31, 2013, management deemed certain investment securities were impaired and recorded an impairment loss on these securities (See Note 3).

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

Note 2. Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $4,469,000, $4,985,000, and $5,387,000 during the years ended December 31, 2015, 2014, and 2013, respectively.

Note 3. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury	$2,995,525	$122	$4,162	$2,991,485
State and municipal	29,635,572	397,568	37,041	29,996,099
Mortgage-backed	66,659,924	21,182	878,680	65,802,426

	$99,291,021	$418,872	$919,883	$98,790,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury	$7,946,530	$5,843	$23,883	$7,928,490
U.S. Government agencies	28,360	295,584	-	323,944
State and municipal	32,771,006	813,974	75,534	33,509,446
Corporate trust preferred	247,150	-	83,695	163,455
Mortgage-backed	46,831,094	95,832	859,116	46,067,810

	$87,824,140	$1,211,233	$1,042,228	$87,993,145

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agencies	$28,360	$575,000	$-	$603,360
State and municipal	32,395,630	360,384	1,746,943	31,009,071
Corporate trust preferred	333,395	-	109,403	223,992
Mortgage-backed	43,512,419	688,095	1,723,255	42,477,259

	$76,269,804	$1,623,479	$3,579,601	$74,313,682

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 are as follows:

Securities available for sale:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$2,492,190	$4,162	$-	$-	$2,492,190	$4,162
State and Municipal	3,616,349	25,197	810,953	11,844	4,427,302	37,041
Mortgaged-backed	39,761,158	376,176	16,961,097	502,504	56,722,255	878,680

	$45,869,697	$405,535	$17,772,050	$514,348	$63,641,747	$919,883

At December 31, 2015, the Company did not have any securities that had impairment charges. During the year ending December 31, 2015, the Company sold the Regional Diversified Funding, Senior notes and the FNMA/FHLMC Preferred stocks, which had previous impairment charges. As a result of this testing, no write-downs were required in 2015 and 2014. A write-down of $15,581 was taken on this security during 2013.

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

As of December 31, 2015, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On December 31, 2015, the Bank held 27 investment securities having continuous unrealized loss positions for more than 12 months. Except as noted above, management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgaged-backed securities. The Bank has no mortgaged-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the remaining securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2015, management believes the impairments detailed in the table above are temporary and no additional impairment loss is required to be realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt and equity securities for which a portion of an other-then-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	2015	2014	2013

Estimated credit losses, beginning of year	$3,262,496	$3,262,496	$3,246,915
Sales of securities with previous OTTI recognized	(3,262,496)	-	-
Credit losses - no previous OTTI recognized	-	-	-
Credit losses - previous OTTI recognized	-	-	15,581

Estimated credit losses, end of year	$-	$3,262,496	$3,262,496

Contractual maturities of investment securities at December 31, 2015, 2014, and 2013 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

	Available for Sale
	Amortized	Fair
December 31, 2015	Cost	Value

Due within one year	$-	$-
Due over one to five years	2,995,525	2,991,485
Due over five to ten years	-	-
Due over ten years	29,635,572	29,996,099
Mortgage-backed, due in monthly installments	66,659,924	65,802,426

	$99,291,021	$98,790,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

	Available for Sale
	Amortized	Fair
December 31, 2014	Cost	Value

Due within one year	$61,064	$61,780
Due over one to five years	5,938,706	5,923,560
Due over five to ten years	2,007,824	2,004,890
Due over ten years	32,957,092	33,611,161
Mortgage-backed, due in monthly installments	46,859,454	46,391,754

	$87,824,140	$87,993,145

	Available for Sale
	Amortized	Fair
December 31, 2013	Cost	Value

Due within one year	$-	$-
Due over one to five years	-	-
Due over five to ten years	-	-
Due over ten years	32,729,025	31,233,063
Mortgage-backed, due in monthly installments	43,540,779	43,080,619

	$76,269,804	$74,313,682

Proceeds from sales of available for sale securities prior to maturity totaled $27,030,183, $30,269,965, and $25,626,845 for the years ended December 31, 2015, 2014, and 2013, respectively. The Bank realized gains of $1,038,084 and losses of $421 on those sales for 2015. The Bank realized gains of $1,210,332 and losses of $54,354 on those sales for 2014. The Bank realized gains of $664,269 and losses of $318,938 on those sales for 2013. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax expense relating to net gains on sales of investment securities totaled $409,306, $455,976, and $136,216 for the years ended December 31, 2015, 2014, and 2013, respectively.

The Bank has no derivative financial instruments required to be disclosed under ASC Topic 815, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance

Major categories of loans are as follows:

	2015	2014	2013
Mortgage:
Residential	$116,027,206	$120,933,420	$123,645,939
Commercial	62,469,425	62,601,469	67,195,806
Construction and land development	5,518,588	7,073,720	6,582,553
Demand and time	4,539,701	3,518,752	4,172,747
Installment	75,302,771	84,103,142	73,230,433
	263,857,691	278,230,503	274,827,478
Unearned income on loans	(1,070,734)	(1,126,396)	(1,171,339)
	262,786,957	277,104,107	273,656,139
Allowance for credit losses	(3,150,251)	(3,117,870)	(2,972,019)

	$259,636,706	$273,986,237	$270,684,120

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $60,607,000, $67,551,000, and $55,400,000 of such loans at December 31, 2015, 2014, and 2013, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectibility or present other unfavorable terms. At December 31, 2015, 2014, and 2013, the amounts of such loans outstanding totaled $787,894, $556,188, and $1,078,577 respectively. During 2015, loan additions and repayments/transfers totaled $569,000 and $337,294, respectively.

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

Each of these segments are reviewed and analyzed quarterly using the average historical charge-offs over a current four year period for their respective segments as well as the following qualitative factors:

•	Changes in asset quality including past due (30-89 days) loans, nonaccrual loans, classified assets, watch list loans all in relation to total loans. Also policy exception in relationship to loan volume.
•	Changes in the rate and direction of the loan volume of the portfolio
•	Concentration of credit including the percentage, changes, and relative to goals.
•	Changes in macro economic factors including the rates and direction of unemployment, median income and population.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

•	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes and weighted required reserve trends.
•	Changes in the charge offs / recoveries adjusting with rate and direction.

The above factors result in a FAS 5, as codified in FASB ASC 450-10-20, calculated reserve for environmental factors.

All credit exposures graded above a rating of “4” with outstanding balances (see ratings on page 21) are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is evaluated relative to the general reserve factor for assets of the same type and grade. If a specific reserve is appropriate and exceeds the general reserve factor, a specific reserve is to be established. Otherwise, the asset is included in the portfolio of assets that comprise the base upon which the general reserve is calculated. The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio as of December 31, 2015.

The following table presents the total allowance by loan segment:

	Commercial		Consumer
	and	Commercial	and	Residential
2015	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$385,631	$335,009	$1,281,222	$1,169,627	$(53,619)	$3,117,870
Provision for credit losses	(78,901)	(23,814)	296,437	1,299,194	202,084	1,695,000
Recoveries	1,400	13,468	486,776	10,473	-	512,117
Loans charged off	(2,807)	(63,000)	(1,260,533)	(848,396)	-	(2,174,736)

Balance, end of year	$305,323	$261,663	$803,902	$1,630,898	$148,465	$3,150,251

Individually evaluated for impairment:
Balance in allowance	$240,500	$100,745	$65,353	$697,088	$-	$1,103,686
Related loan balance	240,500	1,143,317	950,722	2,792,239	-	5,126,778

Collectively evaluated for impairment:
Balance in allowance	$64,823	$160,918	$738,549	$933,810	$148,465	$2,046,565
Related loan balance	4,299,201	63,128,304	74,352,049	116,951,359	-	258,730,913

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
2014	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$412,909	$898,362	$1,187,604	$593,463	$(120,319)	$2,972,019
Provision for credit losses	(4,580)	(448,027)	601,522	805,261	66,700	1,020,876
Recoveries	6,440	128,068	331,108	5,714	-	471,330
Loans charged off	(29,138)	(243,394)	(839,012)	(234,811)	-	(1,346,355)

Balance, end of year	$385,631	$335,009	$1,281,222	$1,169,627	$(53,619)	$3,117,870

Individually evaluated for impairment:
Balance in allowance	$252,500	$148,791	$186,226	$682,642	$-	$1,270,159
Related loan balance	252,500	2,155,816	1,106,217	2,931,143	-	6,445,676

Collectively evaluated for impairment:
Balance in allowance	$133,131	$186,218	$1,094,996	$486,985	$(53,619)	$1,847,711
Related loan balance	3,266,252	63,486,816	82,996,925	122,034,834	-	271,784,827

	Commercial		Consumer
	and	Commercial	and	Residential
2013	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$541,916	$1,183,240	$1,057,531	$392,506	$132,727	$3,307,920
Provision for credit losses	46,303	(374,067)	468,559	372,251	(253,046)	260,000
Recoveries	26,804	89,189	313,795	7,714	-	437,502
Loans charged off	(202,114)	-	(652,281)	(179,008)	-	(1,033,403)

Balance, end of year	$412,909	$898,362	$1,187,604	$593,463	$(120,319)	$2,972,019

Individually evaluated for impairment:
Balance in allowance	$278,786	$550,794	$178,657	$155,330	$-	$1,163,567
Related loan balance	278,786	3,364,193	636,174	1,629,643	-	5,908,796

Collectively evaluated for impairment:
Balance in allowance	$134,123	$347,568	$1,008,947	$438,133	$(120,319)	$1,808,452
Related loan balance	3,893,961	65,414,415	72,594,259	127,016,047	-	268,918,682

As of December 31, 2015, the allowance for loan losses included an overage of $148,465. As of December 31, 2014 and 2013, the allowance for loan losses included an unallocated shortfall of $53,619 and $120,319, respectively. The 2014 and 2013 shortfall is well within the internal Bank policy of 5% tolerance for actual to required reserves. Management is comfortable with the 2015 overage as they feel the amount is adequate to absorb inherent potential losses in the loan portfolio.

Credit Quality Information

The following table represents credit exposures by creditworthiness category for the year ending December 31, 2015. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

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

The Bank contracts with an independent 3rd party loan review firm that reviews and validates the internal credit risk program on a quarterly basis. Results of these reviews are presented to the Audit Committee for approval and then to management for implementation. The loan review process compliments and reinforces the risk identification and assessment decisions made by the lenders and credit personnel as well as the Bank’s policies and procedures.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
	and	Commercial	and	Residential
2015	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,878,588	$58,706,189	$72,975,858	$116,596,449	$252,157,084
Special mention	168,113	4,422,115	1,652,579	539,483	6,782,290
Substandard	493,000	1,143,317	509,211	2,075,950	4,221,478
Doubtful	-	-	165,123	531,716	696,839
Loss	-	-	-	-	-

	$4,539,701	$64,271,621	$75,302,771	$119,743,598	$263,857,691

Non-accrual	-	-	596,329	3,183,420	3,779,749
Troubled debt restructures	240,500	-	-	49,868	290,368
Number of TDRs accounts	1	-	-	1	2
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
2014	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,177,639	$58,837,254	$80,501,928	$121,244,374	$263,761,195
Special mention	88,613	4,649,562	2,555,654	832,546	8,126,375
Substandard	252,500	2,155,816	882,600	2,726,156	6,017,072
Doubtful	-	-	162,960	-	162,960
Loss	-	-	-	162,901	162,901

	$3,518,752	$65,642,632	$84,103,142	$124,965,977	$278,230,503

Non-accrual	-	1,097,112	515,352	1,165,440	2,777,904
Troubled debt restructures	252,500	-	-	-	252,500
Number of TDRs accounts	1	-	-	-	1
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

	Commercial		Consumer
	and	Commercial	and	Residential
2013	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,594,809	$59,914,422	$71,554,400	$126,774,441	$261,838,072
Special mention	299,152	5,499,993	1,102,091	1,312,103	8,213,339
Substandard	278,786	3,364,193	508,243	559,146	4,710,368
Doubtful	-	-	65,699	-	65,699
Loss	-	-	-	-	-

	$4,172,747	$68,778,608	$73,230,433	$128,645,690	$274,827,478

Non-accrual	14,286	1,237,647	338,212	1,123,248	2,713,393
Troubled debt restructures	-	-	-	-	-
Number of TDRs contracts	-	-	-	-	-
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

At December 31, 2015, the recorded investment in TDR’s reflected one loan in the amount of $240,500 which is performing under the terms of the modified agreement and one loan in the amount of $49,868 which is on nonaccrual. At December 31, 2014, the recorded investment in TDR’s reflected one loan in the amount of $252,500 which is performing under the terms of the modified agreement. The TDR from 2012 that had a balance of $832,500 was brought into OREO in 2013 and later sold in 2014. The remaining TDR from 2012 in the amount of $1,369,768 was paid off in 2013.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

Current, past due, and nonaccrual loans by categories of loans are as follows:

			90 Days or
		30-89 Days	More and
2015	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,539,701	$-	$-	$-	$4,539,701
Commercial real estate	64,270,345	1,276	-	-	64,271,621
Consumer and indirect	73,568,010	1,122,155	16,277	596,329	75,302,771
Residential real estate	115,715,127	806,566	38,485	3,183,420	119,743,598

	$258,093,183	$1,929,997	$54,762	$3,779,749	$263,857,691

			90 Days or
		30-89 Days	More and
2014	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,518,752	$-	$-	$-	$3,518,752
Commercial real estate	64,545,207	313	-	1,097,112	65,642,632
Consumer and indirect	81,315,689	2,272,101	-	515,352	84,103,142
Residential real estate	123,284,983	318,782	196,772	1,165,440	124,965,977

	$272,664,631	$2,591,196	$196,772	$2,777,904	$278,230,503

			90 Days or
		30-89 Days	More and
2013	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,158,461	$-	$-	$14,286	$4,172,747
Commercial real estate	66,191,062	173,000	1,176,899	1,237,647	68,778,608
Consumer and indirect	71,755,109	1,137,112	-	338,212	73,230,433
Residential real estate	126,934,475	157,123	430,844	1,123,248	128,645,690

	$269,039,107	$1,467,235	$1,607,743	$2,713,393	$274,827,478

Loans on which the accrual of interest has been discontinued totaled $3,779,749, $2,777,904, and $2,713,393 at December 31, 2015, 2014, and 2013, respectively. Interest that would have been accrued under the terms of these loans totaled $239,038, $255,682, and $180,770 for the years ended December 31, 2015, 2014, and 2013, respectively. Loans past due 90 days or more and still accruing interest totaled $54,762, $196,772, and $1,607,743 at December 31, 2015, 2014, and 2013, respectively. Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Non-accrual loans with specific reserves at December 31, 2015 are comprised of:

Commercial Real Estate – One loan to one borrower in the amount of $300,112 secured by commercial and/or residential properties with specific reserves of $100,745 established for the loans.

Residential Real Estate – Eleven loans to five borrowers in the amount of $1,714,716 secured by residential properties with specific reserves of $668,721 established for the loans. Four of the five borrowers, consisting of ten loans, have a related interest and are considered to be one entity for loans-to-one borrower purposes. These are investor residential real estate properties with a carrying value of $1,664,848 and specific reserves of $656,947.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

Consumer and Indirect Loans – Two loans to two borrowers in the amount of $145,874 with $65,353 of specific reserves established for the loans.

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

2015	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,809,429	$1,809,429	$56,804	$697,088	$1,820,233
Commercial	300,112	300,112	-	100,745	314,929
Consumer	145,874	145,874	-	65,353	170,499
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	240,500	240,500	10,517	240,500	246,571
Total impaired loans with specific reserves	$2,495,915	$2,495,915	$67,321	$1,103,686	$2,552,232

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$982,810	$1,115,579	$14,664	n/a	$1,170,747
Commercial	843,205	843,205	37,786	n/a	876,376
Consumer	364,695	449,370	1,696	n/a	452,682
Installment	440,153	440,153	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,630,863	$2,848,307	$54,146	-	$2,499,805

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$2,726,247	$2,726,247	$177,707	$682,642	$2,747,299
Commercial	1,094,708	1,094,708	783	148,791	1,162,367
Consumer	611,728	611,728	30,903	186,226	622,854
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	252,500	252,500	11,027	252,500	258,577
Total impaired loans with specific reserves	$4,685,183	$4,685,183	$220,420	$1,270,159	$4,791,097

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$204,896	$266,091	$2,641	n/a	$340,435
Commercial	1,061,108	1,061,108	48,548	n/a	1,089,641
Consumer	60,656	60,656	-	n/a	-
Installment	433,833	433,833	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$1,760,493	$1,821,688	$51,189	-	$1,430,076

2013	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$559,146	$559,146	$15,768	$155,330	$563,961
Commercial	2,187,294	2,187,294	55,535	550,794	2,271,949
Consumer	393,740	393,740	20,767	178,657	394,356
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	278,786	278,786	11,541	278,786	286,433
Total impaired loans with specific reserves	$3,418,966	$3,418,966	$103,611	$1,163,567	$3,516,699

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,070,497	$1,070,497	$39,257	n/a	$1,071,479
Commercial	1,176,899	1,176,899	46,583	n/a	1,231,505
Consumer	10,602	10,602	-	n/a	-
Installment	180,204	180,204	-	n/a	-
Home Equity	51,628	51,628	-	n/a	50,999
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,489,830	$2,489,830	$85,840	-	$2,353,983

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2015	2014	2013

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	6,283,741	6,221,980	6,142,509
Equipment and fixtures	5-30 years	5,365,211	5,400,514	5,187,984
Construction in progress		500	53,197	61,155
		12,334,429	12,360,668	12,076,625
Accumulated depreciation		(8,965,564)	(8,689,373)	(8,379,853)

		$3,368,865	$3,671,295	$3,696,772

Depreciation expense totaled $393,200, $399,083, and $392,146 for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization of software totaled $59,506, $21,970, and $26,236 for the years ended December 31, 2015, 2014, and 2013, respectively.

The Bank leases its Severna Park and Linthicum branches. Minimum lease obligations under the Severna Park branch are $33,000 per year through September 2016. Minimum lease obligations under the Linthicum branch are $120,952 per year through December 2024, adjusted annually on a pre-determined basis. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $153,659, $150,145, and $137,232 for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 6. Federal Home Loan Bank and Short-term Borrowings

The Bank owned 12,031 shares of common stock of the FHLB at December 31, 2015. The Bank is required to maintain an investment of 0.2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 20% of the Bank’s total assets, or approximately $71,817,000 at December 31, 2015. Long-term advances totaled $20,000,000 under this credit arrangement at December 31, 2015 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings under this facility approximated $21,918, $24,658, and $1,838,000 for 2015, 2014, and 2013, respectively.

The Bank also had available unsecured federal funds lines of credit from three financial institutions for $3,000,000, $5,000,000, and $8,000,000. No balances were outstanding on these lines of credit on December 31, 2015

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2015	2014	2013

Federal Home Loan Bank of Atlanta, convertible advances	$20,000,000	$20,000,000	$20,000,000

The Federal Home Loan Bank of Atlanta, convertible advances total includes the following:

A $10,000,000 convertible advance issued in 2007, which has a final maturity of November, 1, 2017, but is callable monthly. This advance has a 3.28% interest rate, with interest payable monthly. The proceeds of the convertible advance were used to fund loans and purchase investment securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-term Borrowings (continued)

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

At December 31, 2015, the scheduled maturities of long-term borrowings are as follows:

2015

2017	$10,000,000
2018	10,000,000
$20,000,000

Note 8. Deposits

Major classifications of interest-bearing deposits are as follows:

	2015	2014	2013

NOW and SuperNOW	$27,502,016	$26,990,274	$27,991,553
Money Market	19,079,536	20,465,436	19,219,579
Savings	78,107,913	74,973,038	71,278,801
Certificates of Deposit, $100,000 or more	34,239,331	36,118,031	28,916,597
Other time deposits	82,677,870	91,767,589	89,649,301

	$241,606,666	$250,314,368	$237,055,831

Interest expense on deposits is as follows:

	2015	2014	2013

NOW and SuperNOW	$9,711	$11,608	$11,300
Money Market	12,763	9,965	10,618
Savings	39,936	37,537	55,591
Certificates of Deposit, $100,000 or more	522,637	523,472	373,880
Other time deposits	1,165,027	1,310,732	1,562,938

	$1,750,074	$1,893,314	$2,014,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Deposits (continued)

At December 31, 2015, the scheduled maturities of time deposits are approximately as follows:

2015

2016	$44,839,000
2017	11,863,000
2018	17,966,000
2019	25,562,000
2020	15,303,000
2021 and thereafter	1,384,000

$116,917,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1,971,000, $2,331,000, and $2,147,000 at December 31, 2015, 2014, and 2013, respectively.

The Bank had no brokered deposits at December 31, 2015, 2014, and 2013.

Note 9. Income Taxes

The components of income tax expense for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Current:
Federal	$(322,723)	$408,056	$400,931
State	(60,104)	187,266	197,671

Total current	(382,827)	595,322	598,602
Deferred income (benefits) taxes:
Federal	352,543	(253,848)	(9,542)
State	275,205	(32,822)	44,795

Total deferred (benefits) taxes	627,748	(286,670)	35,252

Income tax expense	$244,921	$308,652	$633,855

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2015, 2014, and 2013 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes (continued)

	2015	2014	2013

Income before income tax expense (benefit)	$1,597,537	$2,223,178	$3,248,032

Taxes computed at Federal income tax rate	$543,163	$755,881	$1,104,331
Increase (decrease) resulting from:
Tax-exempt income	(441,890)	(531,764)	(630,710)
State income taxes, net of Federal income tax benefit	141,966	101,933	160,027
Other	1,682	(17,398)	207

Income tax expense	$244,921	$308,652	$633,855

The components of the net deferred income tax benefits as of December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013

Deferred income tax benefits:
Accrued deferred compensation	$153,256	$142,308	$129,101
Impairment loss on investment securities	-	1,305,584	1,218,497
Allowance for credit losses	362,732	364,697	458,303
Nonaccrual interest	445,173	445,173	339,765
Alternative minimum tax credits	929,264	615,186	485,444
Net operating loss carryforward credits	373,986	-	-
Accumulated depreciation	61,019	72,354	60,627
Other real estate owned	14,940	14,940	14,940
Reserve for unfunded commitments	4,641	78,890	78,890
Other temporary differences	2,116	2,116	1,332
Accumulated securities premium accretion	138,207	71,834	39,514
Net unrealized depreciation on investment securities available for sale	199,277	-	778,048
Total deferred income tax benefits	2,684,611	3,113,082	3,604,461

Deferred income tax liabilities:
Accumulated securities discount accretion	-	-	-
Net unrealized appreciation on investment securities available for sale	-	67,847	-
Total deferred income tax liabilities	-	67,847	-

Net deferred income tax benefits	$2,684,611	$3,045,235	$3,604,461

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future. At December 31, 2015, 2014, and 2013, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes).

The Company’s federal income tax returns for 2014, 2013, and 2012 are subject to examinations by the IRS generally for three years after they were filed. In addition, the Company’s state tax returns for the same years are subject to examination by state tax authorities for similar time periods. The 2015 income tax return will be filed in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Pension and Profit Sharing Plans

The Bank has a money purchase pension plan, which provides for annual employer contributions based on employee compensation, and covers substantially all employees. Annual contributions, included in employee benefit expense, totaled $225,179, $229,500, and $260,400 for the years ended December 31, 2015, 2014, and 2013, respectively. The Bank is also making additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of a prior defined benefit pension plan. These additional contributions, also included in employee benefit expense, totaled $1,014, $8,159, and $8,159 for the years ended December 31, 2015, 2014, and 2013, respectively.

The Bank also has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan, included in employee benefit expense, totaled $191,391, $228,516, and $304,558 for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 11. Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies. Cash value totaled $9,357,712, $9,138,658, and $8,914,817 at December 31, 2015, 2014, and 2013, respectively. Income on their insurance investment totaled $219,054, $223,841, and $234,297 for 2015, 2014, and 2013, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees. Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 12. Other Operating Expenses

Other operating expenses include the following:

	2015	2014	2013

Professional services	$712,851	$677,308	$635,502
Stationery, printing and supplies	172,709	185,963	201,883
Postage and delivery	138,691	164,814	139,096
FDIC assessment	305,972	279,584	234,203
Directors fees and expenses	223,542	239,769	226,881
Marketing	142,224	239,437	207,527
Data processing	76,895	25,404	34,909
Correspondent bank services	51,308	45,362	55,444
Telephone	229,257	223,071	255,955
Liability insurance	74,508	73,925	71,722
Losses (gains) and expenses on OREO	29,536	62,493	73,698
Other ATM expense	121,487	125,845	117,617
Other	449,322	705,316	462,682

	$2,728,302	$3,048,291	$2,717,119

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2015	2014	2013
Loan commitments:
Construction and land development	$-	$-	$1,561,000
Other mortgage loans	970,000	1,666,000	2,817,000

	$970,000	$1,666,000	$4,378,000
Unused lines of credit:
Home-equity lines	$2,558,091	$3,825,462	$11,067,236
Commercial lines	17,195,796	15,156,201	7,726,424
Secured consumer line	27,500	50,000	24,043
Unsecured consumer lines	634,122	674,429	673,123

	$20,415,509	$19,706,092	$19,490,826

Letters of credit:	$47,580	$57,580	$32,000

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2015, the Bank has accrued $11,767 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.

Retained earnings from which dividends may not be paid without prior approval totaled approximately $18,752,000, $17,171,000, and $15,293,000 at December 31, 2015, 2014, and 2013, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. There were no options issued during the years ended December 31, 2015, 2014, and 2013.

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

At December 31, 2015, shares of common stock reserved for issuance under the plan totaled 48,011.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend reinvestment and stock purchase plan:

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2015, 2014, and 2013, shares of common stock purchased under the plan totaled 12,397, 13,594, and 10,392 respectively. At December 31, 2014, shares of common stock reserved for issuance under the plan totaled 185,127.

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

There was no activity under this plan for the years ended December 31, 2015, 2014, and 2013.

At December 31, 2015, shares of common stock reserved for issuance under the plan totaled 313,919.

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

The Common Equity Tier 1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Bank and Bancorp to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Bank or Bancorp. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of December 31, 2015 for the Bank and Bancorp under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity (continued)

Management believes that as of December 31, 2015, the Bancorp and the Bank are “well capitalized” based on the ratios presented below.

			Minimum Capital		Minimum Capital		To Be Well Capitalized
			Required - Basel III		Required - Basel III Fully		Under Prompt Corrective
	Actual		Phased-In Schedule		Phased-In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015
Total Capital
(to Risk Weighted Assets)
Company	$37,506,000	15.5%	$19,382,946	8.0%	$25,440,116	10.5%	N/A
Bank	37,213,000	15.4%	19,369,161	8.0%	25,422,023	10.5%	$24,211,451	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$34,477,000	14.2%	$14,537,034	6.0%	$20,594,132	8.5%	N/A
Bank	34,185,000	14.1%	14,526,204	6.0%	20,578,789	8.5%	19,368,272	8.0%

Tier I Capital
(to Average Assets)
Company	$34,477,000	8.8%	$15,724,971	4.0%	$15,724,971	4.0%	N/A
Bank	34,185,000	8.7%	15,717,241	4.0%	15,717,241	4.0%	19,646,552	5.0%

Common Equity Tier I Capital
(to Risk Weighted Assets)
Company	$34,477,000	14.2%	$10,902,776	4.5%	$16,959,874	7.0%	N/A
Bank	34,185,000	14.1%	10,894,653	4.5%	16,947,238	7.0%	15,736,721	6.5%

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
Company	$36,959,000	14.3%	$20,645,810	8.0%	N/A
Bank	36,655,000	14.3%	20,477,654	8.0%	$25,597,067	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$33,728,000	13.1%	$10,322,265	4.0%	N/A
Bank	33,454,000	13.1%	10,238,409	4.0%	15,357,613	6.0%

Tier I Capital
(to Average Assets)
Company	$33,728,000	8.5%	$15,834,742	4.0%	N/A
Bank	33,454,000	8.4%	16,006,699	4.0%	20,008,373	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity (continued)

As of December 31, 2013
Total Capital
(to Risk Weighted Assets)
Company	$35,933,000	14.1%	$20,329,844	8.0%	N/A
Bank	35,624,000	14.1%	20,183,569	8.0%	$25,229,462	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$32,761,000	12.9%	$10,166,330	4.0%	N/A
Bank	32,470,000	12.9%	10,091,686	4.0%	$15,137,529	6.0%

Tier I Capital
(to Average Assets)
Company	$32,761,000	8.7%	$15,079,862	4.0%	N/A
Bank	32,470,000	8.6%	15,119,907	4.0%	$18,899,884	5.0%

Note 15. Earnings Per Common Share

Earnings per common share are calculated as follows:

	2015	2014	2013
Basic:
Net income	$1,352,616	$1,914,526	$2,614,177
Weighted average common shares outstanding	2,768,966	2,755,671	2,742,003
Basic net income per share	$0.49	$0.69	$0.95

Diluted earnings per share calculations were not required for 2015, 2014, and 2013 as there were no options outstanding at December 31, 2015, 2014, and 2013.

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

The following table shows the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2015, 2014, and 2013. Items that are not financial instruments are not included.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Fair Values of Financial Instruments (continued)

	2015		2014		2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$7,493,524	$7,493,524	$7,101,352	$7,101,352	$9,214,503	$9,214,503
Interest-bearing deposits in other financial institutions	2,308,117	2,308,117	2,154,817	2,154,817	1,636,194	1,636,194
Federal funds sold	2,569,767	2,569,767	4,024,065	4,024,065	102,772	102,772
Investment securities available for sale	98,790,010	98,790,010	87,993,145	87,993,145	74,313,682	74,313,682
Federal Home Loan Bank Stock	1,203,100	1,203,100	1,327,800	1,327,800	1,452,900	1,452,900
Maryland Financial Bank Stock	30,000	30,000	30,000	30,000	30,000	30,000
Ground rents	163,638	163,638	169,200	169,200	169,200	169,200
Loans, less allowance for credit losses	259,636,706	252,239,000	273,986,237	268,536,000	270,684,120	270,684,120
Accrued interest receivable	1,121,405	1,121,405	1,274,137	1,274,137	1,509,238	1,509,238
Cash value of life insurance	9,357,712	9,357,712	9,138,658	9,138,658	8,914,817	8,914,817

Financial liabilities:
Deposits	335,191,530	307,924,000	338,877,292	310,239,000	323,803,356	291,046,000
Long-term borrowings	20,000,000	20,688,000	20,000,000	20,951,000	20,000,000	21,032,000
Dividends payable	-	-	276,096	276,096	274,737	274,737
Accrued interest payable	39,855	39,855	39,823	39,823	28,523	28,523
Unrecognized financial instruments:
Commitments to extend credit	21,385,509	21,385,509	21,372,092	21,372,092	23,868,826	23,868,826
Standby letters of credit	47,580	47,580	57,580	57,580	32,000	32,000

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	Carrying	Fair
December 31, 2015	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$12,371,408	$12,371,408	$-	$12,371,408	$-
Loans receivable, net	259,636,706	252,239,000	-	-	252,239,000
Cash value of life insurance	9,357,712	9,357,712	-	9,357,712	-
Financial instruments - Liabilities
Deposits	335,191,530	307,924,000	192,746,000	115,178,000	-
Long-term debt	20,000,000	20,688,000	-	20,688,000	-

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

Level 3 – Significant unobservable inputs (including the Bank’s own assumptions in determining the fair value of assets or liabilities)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Fair Value Measurements (continued)

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820. The Bank’s securities available-for-sale are the only assets or liabilities subject to fair value measurements on a recurring basis. The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. At December 31, 2015 these non-recurring assets consisted of 28 loans classified as both nonaccrual (11) and accruing loans (17) and a homogeneous pool of indirect and consumer loans considered to be impaired, which are valued under Level 3 inputs and two properties classified as OREO valued under Level 2 inputs.

Fair value measurements on a recurring and non-recurring basis at December 31, 2015 are as follows:

				Fair
	Level 1	Level 2	Level 3	Value
December 31, 2015
Recurring:
Securities available for sale
U.S. Treasury	$-	$2,991,485	$-	$2,991,485
State and Municipal	-	29,996,099	-	29,996,099
Mortgaged-backed	-	65,802,426	-	65,802,426

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	4,023,092	4,023,092
OREO		74,400	-	74,400

	$-	$98,864,410	$4,053,092	$102,917,502

Securities available-for-sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Bank determines such fair values from independent appraisals. Based on these appraisals, management has applied a specific valuation allowance allocation of $1,103,686 to the impaired loans, which management considers to be level 3 inputs.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Corporation on January 1, 2017. The Corporation is still evaluating the potential impact on the Corporation's financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective for the Corporation on January 1, 2015 and is not expected to have a significant impact on the Corporation's financial statements.

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Corporation beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Corporation's financial statements.

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

ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 “Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition” by one year. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Under ASU 2015-14, ASU 2014-09 is now effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether or not the line of credit is funded. ASU 2015-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2015-15 on its financial statements and disclosures, if any.

ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and shall apply to adjustments to provisional amounts that occur after the effective date.  ASU 2015-16 is not expected to have any significant impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Recently Issued Accounting Pronouncements (continued)

ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2015	2014	2013
Assets

Cash	$184,366	$283,796	$296,245
Investment in The Bank of Glen Burnie	33,882,666	33,557,329	31,292,459
Investment in GBB Properties, Inc.	104,570	254,870	255,170
Due from subsidiaries	6,211	2,095	2,067
Other assets	8,000	8,533	11,957

Total assets	$34,185,813	$34,106,623	$31,857,898

Liabilities and Stockholders’ Equity

Other liabilities	$10,000	$-	$-
Dividends payable	-	276,096	274,737
Total liabilities	10,000	276,096	274,737

Stockholders’ equity:
Common stock	2,773,361	2,760,964	2,747,370
Surplus	9,986,064	9,854,119	9,713,335
Retained earnings	21,718,122	21,112,714	20,300,531
Accumulated other comprehensive income (loss), net of benefits	(301,734)	102,730	(1,178,075)
Total stockholders’ equity	34,175,813	33,830,527	31,583,161

Total liabilities and stockholders’ equity	$34,185,813	$34,106,623	$31,857,898

Statements of Income

Years Ended December 31,	2015	2014	2013

Dividends and distributions from subsidiaries	$678,000	$980,000	$980,000
Other expenses	(86,843)	(77,375)	(76,005)
Income before income tax benefit and equity in undistributed net income of subsidiaries	591,157	902,625	903,995
Income tax benefit	31,958	28,136	27,970
Change in undistributed equity of subsidiaries	729,501	983,765	1,682,212

Net income	$1,352,616	$1,914,526	$2,614,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2015	2014	2013

Cash flows from operating activities:
Net income	$1,352,616	$1,914,526	$2,614,177
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	533	3,424	(7,665)
Increase in other liabilities	10,000	-	-
(Increase) in due from subsidiaries	(4,116)	(28)	(705)
Distribution from Investment in GBB	150,000	-	-
Change in undistributed equity of subsidiaries	(729,501)	(983,765)	(1,682,212)

Net cash provided by operating activities	779,532	934,157	923,595

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	144,342	154,378	118,821
Dividends paid	(1,023,304)	(1,100,984)	(822,073)

Net cash used in financing activities	(878,962)	(946,606)	(703,252)

(Decrease) increase in cash	(99,430)	(12,449)	220,343

Cash, beginning of year	283,796	296,245	75,902

Cash, end of year	$184,366	$283,796	$296,245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2015
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,356	$3,396	$3,374	$3,480
Interest expense	576	588	607	620
Net interest income	2,780	2,808	2,767	2,860
Provision for credit losses	410	985	150	150
Net securities gains	369	200	270	199
Income before income taxes	552	(169)	786	429
Net income	447	8	518	380
Net income per share (basic and diluted)	$0.16	$-	$0.19	$0.14

2014
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,627	$3,658	$3,560	$3,675
Interest expense	652	666	628	588
Net interest income	2,975	2,992	2,932	3,087
Provision for credit losses	746	125	112	38
Net securities gains	575	361	141	79
Income before income taxes	521	637	498	567
Net income	480	526	435	473
Net income per share (basic and diluted)	$0.17	$0.19	$0.16	$0.17

2013
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$4,004	$3,940	$3,708	$3,630
Interest expense	571	675	699	717
Net interest income	3,433	3,265	3,009	2,913
Provision for credit losses	260	-	-	-
Net securities gains	71	150	122	2
Income before income taxes	814	1,039	788	607
Net income	650	795	640	529
Net income per share (basic and diluted)	$0.23	$0.29	$0.24	$0.19