Form 10-Q
period 2016-03-31
GLEN BURNIE BANCORP
filed 2016-05-10
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2016

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

At April 27, 2016, the number of shares outstanding of the registrant’s common stock was 2,776,566.

PART I - FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$6,124	$7,493
Interest-bearing deposits in other financial institutions	6,069	2,308
Federal funds sold	8,425	2,570
Cash and cash equivalents	20,618	12,371
Investment securities available for sale, at fair value	99,476	98,790
Federal Home Loan Bank stock, at cost	1,200	1,203
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses (March 31: $2,312; December 31: $3,150)	254,791	259,637
Premises and equipment, at cost, less accumulated depreciation	3,302	3,369
Other real estate owned	201	74
Cash value of life insurance	9,411	9,358
Other assets	5,437	5,748

Total assets	$394,466	$390,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$339,055	$335,191
Long-term borrowings	20,000	20,000
Other liabilities	744	1,213
Total liabilities	359,799	356,404

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: March 31: 2,776,566 shares; December 31: 2,773,361 shares	2,777	2,773
Surplus	10,036	9,986
Retained earnings	21,723	21,718
Accumulated other comprehensive income (loss), net of taxes	131	(301)
Total stockholders’ equity	34,667	34,176

Total liabilities and stockholders’ equity	$394,466	$390,580

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Interest income on:
Loans, including fees	$2,835	$2,943
U.S. Treasury and U.S. Government agency securities	275	210
State and municipal securities	213	302
Other	28	25
Total interest income	3,351	3,480

Interest expense on:
Deposits	392	462
Long-term borrowings	160	158
Total interest expense	552	620

Net interest income	2,799	2,860

Provision for credit losses	117	150

Net interest income after provision for credit losses	2,682	2,710

Other income:
Service charges on deposit accounts	83	105
Other fees and commissions	159	170
Other non-interest income	12	10
Income on life insurance	53	54
Gains on investment securities	1	199
Total other income	308	538

Other expenses:
Salaries and employee benefits	1,505	1,668
Occupancy	198	214
Other expenses	970	937
Total other expenses	2,673	2,819

Income before income taxes	317	429

Income tax expense	34	49

Net income	$283	$380

Basic and diluted earnings per share of common stock	$0.10	$0.14

Weighted average shares of common stock outstanding	2,775,560	2,764,129

Dividends declared per share of common stock	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$283	$380

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains arising during the period	434	286

Reclassification adjustment for gains included in net income	(1)	(120)

Comprehensive income	$716	$546

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$283	$380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	270	223
Provision for credit losses	117	150
Gains on disposals of assets, net	(1)	(199)
Income on investment in life insurance	(53)	(55)
Changes in assets and liabilities:
Decrease in other assets	25	116
Decrease in other liabilities	(469)	(556)

Net cash provided by operating activities	172	59

Cash flows from investing activities:
Maturities and proceeds of available for sale mortgage-backed securities	3,513	2,879
Proceeds from maturities and sales of other investment securities	3,767	6,368
Purchases of investment securities	(7,422)	(18,211)
Sale of Federal Home Loan Bank stock	3	125
Decrease in loans, net	4,603	5,603
Purchases of premises and equipment	(29)	(120)

Net cash provided (used) by investing activities	4,435	(3,356)

Cash flows from financing activities:
Increase in deposits, net	3,863	7,694
Dividends paid	(277)	(275)
Common stock dividends reinvested	53	39

Net cash provided by financing activities	3,639	7,458

Increase in cash and cash equivalents	8,247	4,161

Cash and cash equivalents, beginning of year	12,371	13,280

Cash and cash equivalents, end of period	$20,618	$17,441

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2016 and 2015.

Operating results for the three months ended March 31, 2016 is not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

	Three Months Ended
	March 31,
	2016	2015
Basic and diluted:
Net income	$283,000	$380,000
Weighted average common shares outstanding	2,775,560	2,764,129
Basic and dilutive net income per share	$0.10	$0.14

Diluted earnings per share calculations were not required for the three months ended March 31, 2016 and 2015, since there were no options outstanding.

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

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is now effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for interim or annual reporting periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of June 30, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

In January 2016, the FASB issued ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-1 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of ASU 2016-02 on our financial statements.

In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 will be effective for us on January 1, 2017 and is not expected to have a significant impact on our financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 will be effective for us on January 1, 2017 and is not expected to have a significant impact on our financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016-08 is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed above. The Company is currently evaluating the potential impact of ASU 2016-08 on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is currently not expected to have a significant impact on our financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. The Company is currently evaluating the potential impact of ASU 2016-10 on our financial statements.

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. At March 31, 2016, these assets include 26 loans classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs.

The changes in the assets subject to fair value measurements are summarized below by Level:

				Fair
	Level 1	Level 2	Level 3	Value
March 31, 2016
Recurring:
Securities available for sale
U.S. Treasury	$-	$2,996,331	$-	$2,996,331
State and Municipal	-	28,253,185	-	28,253,185
Mortgaged-backed	-	68,226,301	-	68,226,301

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	3,619,011	3,619,011
OREO		200,605	-	200,605

	$-	$99,676,422	$3,649,011	$103,325,433

December 31, 2015
Recurring:
Securities available for sale
U.S. Treasury	$-	$2,991,485	$-	$2,991,485
State and Municipal	-	29,996,099	-	29,996,099
Mortgaged-backed	-	65,802,426	-	65,802,426

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	4,023,092	4,023,092
OREO	-	74,400	-	74,400
	$-	$98,864,410	$4,053,092	$102,917,502

The estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2016		December 31, 2015
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,124	$6,124	$7,493	$7,493
Interest-bearing deposits	6,069	6,069	2,308	2,308
Federal funds sold	8,425	8,425	2,570	2,570
Investment securities	99,476	99,476	98,790	98,790
Investments in restricted stock	1,200	1,200	1,203	1,203
Ground rents	164	164	164	164
Loans, net	254,791	248,480	259,637	252,239
Cash Value of life insurance	9,411	9,411	9,358	9,358
Accrued interest receivable	1,120	1,120	1,121	1,121

Financial liabilities:
Deposits	339,055	316,354	335,191	307,924
Long-term borrowings	20,000	20,774	20,000	20,688
Dividends payable	-	-	-	-
Accrued interest payable	40	40	40	40

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	Carrying	Fair
March 31, 2016	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$20,617,846	$20,617,846	$-	$20,617,846	$-
Loans receivable, net	254,791,379	248,480,000	-	-	248,480,000
Cash value of life insurance	9,411,064	9,411,064	-	9,411,064	-
Financial instruments - Liabilities
Deposits	339,054,807	316,354,000	201,923,000	114,431,000	-
Long-term debt	20,000,000	20,774,000	-	20,774,000	-

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$-	$-	$-	$-	$-	$-
State and Municipal	2,593	24	1,254	11	3,847	35
Corporate Trust Preferred	-	-	-	-	-	-
Mortgage Backed	24,938	113	12,643	244	37,581	357
	$27,531	$137	$13,897	$255	$41,428	$392

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

As of March 31, 2016, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On March 31, 2016, the Bank held 22 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities. The Bank has no mortgage-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Except as noted above, as of March 31, 2016, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt securities for which a portion of an other-than-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	At	At
	March 31,	December 31,
	2016	2015
	(Dollars in Thousands)

Estimated credit losses, beginning of year	$-	$3,262
Sales of securities with previous OTTI recognized		(3,262)
Credit losses - no previous OTTI recognized	-	-
Credit losses - previous OTTI recognized	-	-

Estimated credit losses, end of period	$-	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Company had consolidated net income of $283,000 ($0.10 basic and diluted earnings per share) for the first quarter of 2016, compared to the first quarter of 2015 consolidated net income of $380,000 ($0.14 basic and diluted income per share), a 25.53% decrease. The decrease in net income for the three month period was primarily due to a reduction in loan income, investment income, and gains on investment securities. This was partially offset by a reduction in deposit expense, provision for credit losses, salaries and employee benefits and occupancy. During the three months ended March 31, 2016, deposits increased by $3,864,000 and net loans decreased by $4,846,000.

Results Of Operations

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three months ended March 31, 2016 was $2,799,000, compared to $2,860,000 for the same period in 2015, a decrease of $61,000 (2.13%) for the three months.

Interest income for the first quarter decreased from $3,480,000 in 2015 to $3,351,000 in 2016, a 3.71% decrease. The primary reason for the decline in interest income for the 2016 period when compared to the 2015 period was the decline in loan income as both yields and balances declined and a decrease in interest income for state and municipal securities, partially offset by an increase in U.S. Treasury and U.S. Government agency securities.

Interest expense for the first quarter decreased from $620,000 in 2015 to $552,000 in 2016, a 10.97% decrease. Interest expense in the first quarter decreased primarily due to the decrease in interest rates paid.

Net interest margins on a tax equivalent basis for the three months ended March 31, 2016 was 3.22% compared to 3.31% for the three months ended March 31, 2015. The decrease of the net interest margin for the first quarter was primarily due to declining yields on earning assets, as loan balances and yields have continued to decline and the balances of lower yielding investment securities have continued to increase within the portfolio.

Provision for Credit Losses. The Company made a provision for credit losses of $117,000 during the three month period ending March 31, 2016 and $150,000 during the three month period ending March 31, 2015. As of March 31, 2016, the allowance for credit losses equaled 82.04% of non-accrual and past due loans compared to 82.14% at December 31, 2015 and 93.44% at March 31, 2015. During the three month period ended March 31, 2016, the Company recorded net charge-offs of $956,000, of which $685,000 was held as specific reserves at December 31, 2015, compared to net charge-offs of $75,000 during the corresponding period of the prior year.

Other Income. Other income decreased from $538,000 for the three month period ended March 31, 2015, to $308,000 for the corresponding 2016 period, a $230,000 (42.75%) decrease. The decrease for the three month period was primarily due to a decrease in gains on investment securities with lesser decreases in service charges and other fees.

Other Expenses. Other expenses decreased from $2,819,000 for the three month period ended March 31, 2015, to $2,673,000 for the corresponding 2016 period, a $146,000 (5.18%) decrease. The decrease for the three month period was due to a decrease in salaries and employee benefits and occupancy.

Income Taxes. During the three months ended March 31, 2016, the Company recorded an income tax expense of $34,000, compared to income tax expense of $49,000 for the same respective period in 2015. The Company’s effective tax rate for the three month period in 2016 was 10.73%, compared to 11.42% for the prior year period. The decrease in the effective tax rate for the three month period was due to higher proportionate tax exempt earnings in the current year.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the first quarter of 2016, comprehensive income, net of tax, totaled $716,000, compared to the March 31, 2015 comprehensive income, net of tax, of $546,000. The increase for the three month period was due to an increase in the gains on the securities in the portfolio.

Financial Condition

General. The Company’s assets increased to $394,466,000 at March 31, 2016 from $390,580,000 at December 31, 2015, primarily due to an increase in cash and cash equivalents, investment securities and other assets, offset by a decrease in loans. The Bank’s net loans totaled $254,791,000 at March 31, 2016, compared to $259,637,000 at December 31, 2015, a decrease of $4,846,000 (1.87%), primarily attributable to a decrease in refinance loans and commercial mortgages and smaller decreases in various other loan categories. These decreases were partially offset by increases in multifamily mortgages, land acquisition and SBA loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $99,476,000 at March 31, 2016, a $686,000 (0.69%) increase from $98,790,000 at December 31, 2015. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2016, totaled $20,618,000, an increase of $8,247,000 (66.66%) from the December 31, 2015 total of $12,371,000. The increase in investment securities was funded by the decrease in loans and a slight increase in deposits.

Deposits as of March 31, 2016, totaled $339,055,000, which is an increase of $3,864,000 (1.15%) from $335,191,000 at December 31, 2015. Demand deposits as of March 31, 2016, totaled $95,664,000, which is an increase of $2,079,000 (2.22%) from $93,585,000 at December 31, 2015. NOW accounts as of March 31, 2016, totaled $28,720,000, which is an increase of $1,218,000 (4.43%) from $27,502,000 at December 31, 2015. Money market accounts as of March 31, 2016, totaled $19,210,000, which is an increase of $130,000 (0.68%), from $19,080,000 at December 31, 2015. Savings deposits as of March 31, 2016, totaled $80,504,000, which is an increase of $2,396,000 (3.07%) from $78,108,000 at December 31, 2015. Certificates of deposit over $100,000 totaled $33,680,000 on March 31, 2016, which is a decrease of $559,000 (1.63%) from $34,239,000 at December 31, 2015. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $81,278,000 on March 31, 2016, which is a $1,400,000 (1.69%) decrease from the $82,678,000 total at December 31, 2015.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

The following table analyzes the age of past due loans, including both accruing and non-accruing loans, segregated by class of loans as of the three months ended March 31, 2016 and the year ended December 31, 2015.

At March 31, 2016			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,221	$-	$-	$-	$4,221
Commercial real estate	62,087	-	-	-	62,087
Consumer and indirect	76,771	907	-	492	78,170
Residential real estate	110,747	601	185	2,141	113,674

	$253,826	$1,508	$185	$2,633	$258,152

At December 31, 2015			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,540	$-	$-	$-	$4,540
Commercial real estate	64,270	2	-	-	64,272
Consumer and indirect	73,568	1,122	16	597	75,303
Residential real estate	115,715	806	39	3,183	119,743

	$258,093	$1,930	$55	$3,780	$263,858

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans. For the period ending March 31, 2016, the allowance for loan loss is $2,312,000 and the unearned income is $1,049,000. For the period ending December 31, 2015, the allowance for loan loss is $3,150,000 and the unearned income is $1,071,000.

	At	At
	March 31,	December 31,
	2016	2015
	(Dollars in Thousands)

Troubled debt restructured loans	$287	$290
Non-accrual and 90 days or more and still accruing loans to gross loans	1.10%	1.45%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	82.04%	82.14%

At March 31, 2016, there was $1,231,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.

Non-accrual loans with specific reserves at March 31, 2016 are comprised of:

Consumer loans – Two loans to two borrowers in the amount of $140,000 with a specific reserve of $61,000 established for the loans.

Commercial Real Estate – One loan to one borrower in the amount of $298,000, secured by commercial and/or residential properties with a specific reserve of $98,000 established for the loan.

Residential Real Estate – One loan to one borrower in the amount of $49,000, secured by residential property with a specific reserve of $12,000 established for the loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2016 and December 31, 2015.

(Dollars in thousands)
March 31, 2016	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$49	49	-	12	50
Commercial	298	298	-	98	303
Consumer	140	140	-	60	168
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	238	238	3	238	239
Total impaired loans with specific reserves	$725	725	3	408	760

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,816	2,795	4	n/a	2,740
Commercial	824	824	10	n/a	831
Consumer	411	411	-	n/a	500
Installment	248	248	-	n/a	248
Home Equity	-	-	-	n/a	-
Commercial	3	3	-	n/a	3
Total impaired loans with no specific reserve	$3,302	4,281	14	-	4,322

(Dollars in thousands)
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,809	1,809	57	697	1,820
Commercial	300	300	-	101	315
Consumer	146	146	-	65	170
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	241	241	10	241	247
Total impaired loans with specific reserves	$2,496	2,496	67	1,104	2,552

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$983	1,116	14	n/a	1,171
Commercial	843	843	38	n/a	876
Consumer	365	449	2	n/a	453
Installment	440	440	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,631	2,848	54	-	2,500

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending March 31, 2016 and the year ended December 31, 2015. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
March 31, 2016	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,905	$56,729	$75,914	$111,543	$248,091
Special mention	78	4,236	1,459	522	6,295
Substandard	238	1,122	367	169	1,896
Doubtful	-	-	118	-	118
Loss	-	-	312	1,440	1,752

	$4,221	$62,087	$78,170	$113,674	$258,152

Non-accrual	-	298	499	1,301	2,098
Troubled debt restructures	238	-	-	49	287
Number of TDRs contracts	1	-	-	1	2
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

	Commercial		Consumer
December 31, 2015	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,879	$58,706	$72,976	$116,596	$252,157
Special mention	168	4,422	1,653	539	6,782
Substandard	493	1,144	509	2,076	4,222
Doubtful	-	-	165	532	697
Loss	-	-	-	-	-

	$4,540	$64,272	$75,303	$119,743	$263,858

Non-accrual	-	-	596	3,184	3,780
Troubled debt restructures	241	-	-	49	290
Number of TDRs contracts	1	-	-	1	2
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

Other Real Estate Owned. At March 31, 2016, the Company had $200,600 in real estate acquired in partial or total satisfaction of debt, compared to $74,400 at December 31, 2015 All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2016 and the year ended December 31, 2015 were as follows:

	Commercial		Consumer
March 31, 2016	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$305	$262	$804	$1,631	$148	$3,150
Provision for credit losses	(9)	(35)	91	117	(47)	117
Recoveries	-	-	103	1	-	104
Loans charged off	-	-	(214)	(845)	-	(1,059)

Balance, end of quarter	$296	$227	$784	$904	$101	$2,312

Individually evaluated for impairment:
Balance in allowance	$238	$98	$60	$12	$-	$408
Related loan balance	238	298	140	49	-	725

Collectively evaluated for impairment:
Balance in allowance	$58	$129	$724	$892	$101	$1,904
Related loan balance	3,983	61,789	78,030	113,625	-	257,427

	Commercial		Consumer
December 31, 2015	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$386	$335	$1,281	$1,170	$(54)	$3,118
Provision for credit losses	(79)	(24)	297	1,299	202	1,695
Recoveries	1	14	487	10	-	512
Loans charged off	(3)	(63)	(1,261)	(848)	-	(2,175)

Balance, end of year	$305	$262	$804	$1,631	$148	$3,150

Individually evaluated for impairment:
Balance in allowance	$241	$101	$65	$697	$-	$1,104
Related loan balance	241	1,143	951	2,792	-	5,127

Collectively evaluated for impairment:
Balance in allowance	$65	$161	$739	$934	$148	$2,047
Related loan balance	4,299	63,128	74,352	116,952	-	258,731

As of March 31, 2016 and December 31, 2015, the allowance for loan losses included an overage in the amount of $101,000 and $148,000, respectively. The 2016 and 2015 overage is well within the internal Bank policy of 5% tolerance for actual to required reserves. Management is comfortable with these amounts as they feel the amounts are adequate to absorb inherent potential loses in the loan portfolio.

	At	At
	March 31.	March 31,
	2016	2015
	(Dollars in Thousands)

Average loans	$257,475	$271,376
Net charge-offs to average loans (annualized)	1.48%	0.12%

During 2016, loans to 28 borrowers and related entities totaling approximately $1,060,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments. As of March 31, 2016, the Bank had outstanding commitments totaling $22,445,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands)

Beginning balance	$12	$200

Reduction of unfunded reserve	(6)	-

Provisions charged to operations	-	-

Ending balance	$6	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2016.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2016.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$6,124
Federal funds and overnight deposits	14,494	-	-	-	14,494
Securities	-	929	3,018	95,529	99,476
Loans	13,521	8,261	75,264	157,745	254,791
Fixed assets	-	-	-	-	3,302
Other assets	-	-	-	-	16,279

Total assets	$28,015	$9,190	$78,282	$253,274	$394,466

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$95,664
NOW accounts	28,720	-	-	-	28,720
Money market deposit accounts	19,210	-	-	-	19,210
Savings accounts	80,283	221	-	-	80,504
IRA accounts	3,220	7,556	31,390	920	43,086
Certificates of deposit	10,886	17,059	43,816	110	71,871
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	744
Stockholders’ equity:	-	-	-	-	34,667

Total liabilities and stockholders' equity	$142,319	$24,836	$95,206	$1,030	$394,466

GAP	$(114,304)	$(15,646)	$(16,924)	$252,244
Cumulative GAP	$(114,304)	$(129,950)	$(146,874)	$105,370
Cumulative GAP as a % of total assets	-28.98%	-32.94%	-37.23%	26.71%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 2016, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-4.9%	-2.7%	0.2%	-0.5%
% Change in Economic Value of Equity	-13.9%	-4.4%	-5.0%	-13.9%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2016, totaled $20,618,000, an increase of $8,247,000 (66.66%) from the December 31, 2015 total of $12,371,000.

As of March 31, 2016, the Bank was permitted to draw on a $71,378,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At March 31, 2016, there was nothing outstanding in short-term borrowings from FHLB. As of March 31, 2016, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018. In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of March 31, 2016.

The Company’s stockholders’ equity increased $491,000 (1.44%) during the three months ended March 31, 2016, due mainly to an increase in accumulated other comprehensive income, net of taxes, with a lesser increase in surplus. The Company’s accumulated other comprehensive income (loss), net of taxes increased by $432,000 (143.52%) from ($301,000) at December 31, 2015 to $131,000 at March 31, 2016, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $5,000 (0.02%) as the result of the Company’s net income for the three months, offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2016, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.75%, a Tier 1 risk-based capital ratio of 14.24%, a common equity Tier 1 risk-based capital ratio of 14.24%, and a total risk-based capital ratio of 15.21%.

Current Outlook

The Bank’s results of operations continue to be affected by the low interest rate environment and slow recovering economy. In addition, as the values of real estate held as collateral securing loans declined, the Bank has continued to provide additional loan loss provisions and experience a higher level of charge-offs. As a result, net interest income for the period ended March 31, 2016 is lower than net interest income for the comparable 2015 period. Future results of operation depend greatly on the overall economy, actions of the Federal Reserve Board and other factors beyond the Bank’s control, and the Bank cannot accurately forecast these factors.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated May 4, 2016
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 10, 2016	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ John Wright
John Wright
Chief Financial Officer

- 27 -