Form 10-Q
period 2016-06-30
GLEN BURNIE BANCORP
filed 2016-08-10
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2016

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

At July 18, 2016, the number of shares outstanding of the registrant’s common stock was 2,780,025.

PART I - FINANCIAL INFORMATION

ITEM 1.                                         CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$6,481	$7,493
Interest-bearing deposits in other financial institutions	2,671	2,308
Federal funds sold	11,352	2,570
Cash and cash equivalents	20,504	12,371
Investment securities available for sale, at fair value	102,681	98,790
Federal Home Loan Bank stock, at cost	1,200	1,203
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses (June 30: $2,291; December 31: $3,150)	253,490	259,637
Premises and equipment, at cost, less accumulated depreciation	3,292	3,369
Other real estate owned	201	74
Cash value of life insurance	9,465	9,358
Other assets	4,931	5,748

Total assets	$395,794	$390,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$339,295	$335,191
Long-term borrowings	20,000	20,000
Other liabilities	1,103	1,213
Total liabilities	360,398	356,404

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: June 30: 2,780,025 shares; December 31: 2,773,361 shares	2,780	2,773
Surplus	10,069	9,986
Retained earnings	21,754	21,718
Accumulated other comprehensive income (loss), net of taxes	793	(301)
Total stockholders’ equity	35,396	34,176

Total liabilities and stockholders’ equity	$395,794	$390,580

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income on:
Loans, including fees	$2,750	$2,864	$5,585	$5,807
U.S. Treasury and U.S. Government agency securities	261	215	536	425
State and municipal securities	226	274	439	576
Other	32	21	60	46
Total interest income	3,269	3,374	6,620	6,854

Interest expense on:
Deposits	377	447	769	909
Long-term borrowings	159	160	319	318
Total interest expense	536	607	1,088	1,227

Net interest income	2,733	2,767	5,532	5,627

Provision for credit losses	-	150	117	300

Net interest income after provision for credit losses	2,733	2,617	5,415	5,327

Other income:
Service charges on deposit accounts	81	102	164	207
Other fees and commissions	171	181	330	351
Other non-interest income	11	430	23	440
Income on life insurance	54	55	107	109
Gains on investment securities	-	270	1	469
Total other income	317	1,038	625	1,576

Other expenses:
Salaries and employee benefits	1,534	1,675	3,039	3,343
Occupancy	180	191	378	405
Other expenses	984	1,003	1,954	1,940
Total other expenses	2,698	2,869	5,371	5,688

Income before income taxes	352	786	669	1,215

Income tax expense	44	268	78	317

Net income	$308	$518	$591	$898

Basic and diluted earnings per share of common stock	$0.11	$0.19	$0.21	$0.32

Weighted average shares of common stock outstanding	2,776,546	2,767,521	2,776,053	2,767,331

Dividends declared per share of common stock	$0.10	$0.10	$0.10	$0.20

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$308	$518	$591	$898

Other comprehensive income (losses), net of tax

Unrealized gains on securities:

Unrealized holding gains (losses) arising during the period	663	(720)	1,096	(435)

Reclassification adjustment for gains included in net income	-	(163)	(1)	(282)

Comprehensive income (losses)	$971	$(365)	$1,686	$181

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$591	$898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	590	508
Provision for credit losses	117	300
Gains on disposals of assets, net	(1)	(847)
Income on investment in life insurance	(107)	(109)
Changes in assets and liabilities:
Decrease in other assets	101	25
Decrease in other liabilities	(110)	(493)

Net cash provided by operating activities	1,181	282

Cash flows from investing activities:
Maturities and proceeds of available for sale mortgage-backed securities	8,215	7,078
Proceeds from maturities and sales of other investment securities	3,767	14,304
Purchases of investment securities	(14,457)	(41,910)
Sale of Federal Home Loan Bank stock	3	125
Decrease in loans, net	5,904	7,890
Proceeds from sale of premises and equpment	-	378
Purchases of premises and equipment	(118)	(301)

Net cash provided (used) by investing activities	3,314	(12,436)

Cash flows from financing activities:
Increase in deposits, net	4,103	9,726
Dividends paid	(555)	(552)
Common stock dividends reinvested	90	79

Net cash provided by financing activities	3,638	9,253

Increase (decrease) in cash and cash equivalents	8,133	(2,901)

Cash and cash equivalents, beginning of year	12,371	13,280

Cash and cash equivalents, end of period	$20,504	$10,379

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the six months ended June 30, 2016 and 2015.

Operating results for the six months ended June 30, 2016 is not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic and diluted:
Net income	$308,000	$518,000	$591,000	$898,000
Weighted average common shares outstanding	2,776,546	2,767,521	2,776,053	2,767,331
Basic and dilutive net income per share	$0.11	$0.19	$0.21	$0.32

Diluted earnings per share calculations were not required for the six months ended June 30, 2016 and 2015, since there were no options outstanding.

NOTE 3 – LOANS AND ASSET QUALITY

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2016			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,509	$-	$-	$-	$4,509
Commercial real estate	62,139	-	-	618	62,757
Consumer and indirect	76,210	1,164	-	389	77,763
Residential real estate	109,630	315	177	1,658	111,780

	$252,488	$1,479	$177	$2,665	$256,809

At December 31, 2015			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,540	$-	$-	$-	$4,540
Commercial real estate	64,270	2	-	-	64,272
Consumer and indirect	73,568	1,122	16	597	75,303
Residential real estate	115,715	806	39	3,183	119,743

	$258,093	$1,930	$55	$3,780	$263,858

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans. For the period ending June 30, 2016, the allowance for loan loss is $2,291,000 and the unearned income is $1,028,000. For the period ending December 31, 2015, the allowance for loan loss is $3,150,000 and the unearned income is $1,071,000.

	At	At
	June 30,	December 31,
	2016	2015
	(Dollars in Thousands)

Troubled debt restructured loans	$322	$290
Non-accrual and 90 days or more and still accruing loans to gross loans	1.11%	1.45%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	80.61%	82.14%

At June 30, 2016 there were three troubled debt restructured loans consisting of a commercial loan of $235,000, a residential real estate loan of $49,000 and a consumer loan of $38,000. The consumer loan was restructured during the quarter ended June 30, 2016 and is currently on nonaccrual. The commercial loan had a troubled debt restructured balance of $241,000 and the residential real estate loan had a balance of $49,000 at December 31, 2015.

At June 30, 2016, there was $1,206,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. The three loans outstanding, totaling $1,206,000, are as follows: $803,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant; $168,000 Home Equity Line of Credit which is paying as agreed, however the borrower has defaulted on other commercial loans which have been satisfied; and a $235,000 Commercial loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $235,000. All three of these loans are classified with a risk rating of Substandard.

Non-accrual loans with specific reserves at June 30, 2016 are comprised of:

Consumer loans – Two loans to two borrowers in the amount of $136,000 with a specific reserve of $56,000 established for the loans.

Commercial Real Estate – One loan to one borrower in the amount of $292,000, secured by commercial and/or residential properties with a specific reserve of $92,000 established for the loan.

Residential Real Estate – One loan to one borrower in the amount of $49,000, secured by residential property with a specific reserve of $12,000 established for the loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2016 and December 31, 2015.

(Dollars in thousands)
June 30, 2016	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$49	49	-	12	50
Commercial	292	292	-	92	303
Consumer	136	136	-	56	168
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	235	235	5	235	237
Total impaired loans with specific reserves	$712	712	5	395	758

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,896	2,863	11	n/a	2,874
Commercial	1,129	1,129	23	n/a	1,145
Consumer	38	38	-	n/a	72
Installment	288	288	-	n/a	288
Home Equity	-	-	-	n/a	-
Commercial	2	2	-	n/a	3
Total impaired loans with no specific reserve	$3,353	4,320	34	-	4,382

(Dollars in thousands)
December 31, 2015	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,809	1,809	57	697	1,820
Commercial	300	300	-	101	315
Consumer	146	146	-	65	170
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	241	241	10	241	247
Total impaired loans with specific reserves	$2,496	2,496	67	1,104	2,552

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$983	1,116	14	n/a	1,171
Commercial	843	843	38	n/a	876
Consumer	365	449	2	n/a	453
Installment	440	440	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,631	2,848	54	-	2,500

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending June 30, 2016 and the year ended December 31, 2015. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
June 30, 2016	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,198	$57,462	$75,570	$109,815	$247,045
Special mention	77	3,874	1,362	507	5,820
Substandard	234	1,421	667	1,458	3,780
Doubtful	-	-	164	-	164
Loss	-	-	-	-	-

	$4,509	$62,757	$77,763	$111,780	$256,809

Non-accrual	-	618	389	1,658	2,665
Troubled debt restructures	235	-	38	49	322
Number of TDRs contracts	1	-	1	1	3
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

	Commercial		Consumer
December 31, 2015	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,879	$58,706	$72,976	$116,596	$252,157
Special mention	168	4,422	1,653	539	6,782
Substandard	493	1,144	509	2,076	4,222
Doubtful	-	-	165	532	697
Loss	-	-	-	-	-

	$4,540	$64,272	$75,303	$119,743	$263,858

Non-accrual	-	-	597	3,183	3,780
Troubled debt restructures	241	-	-	49	290
Number of TDRs contracts	1	-	-	1	2
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. At June 30, 2016, these assets include 26 loans, excluding $288,000 of consumer and indirect loans, classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Loans which are deemed to be impaired ($4.1 of loans with $395,000 of specific reserves as of June 30, 2016) and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans ($3.7 million of the total impaired loans as of June 30, 2016). On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and have new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances. The remaining impaired loans ($463,000 with $57,000 of specific reserves as of June 30, 2016) include mobile homes and indirect auto loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by Level:

				Fair
	Level 1	Level 2	Level 3	Value
June 30, 2016
Recurring:
Securities available for sale
U.S. Treasury	$-	$3,999,186	$-	$3,999,186
State and Municipal	-	32,893,048	-	32,893,048
Mortgaged-backed	-	65,788,336	-	65,788,336

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	3,670,238	3,670,238
OREO		200,605	-	200,605

	$-	$102,881,175	$3,700,238	$106,581,413

December 31, 2015
Recurring:
Securities available for sale
U.S. Treasury	$-	$2,991,485	$-	$2,991,485
State and Municipal	-	29,996,099	-	29,996,099
Mortgaged-backed	-	65,802,426	-	65,802,426

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	4,023,092	4,023,092
OREO	-	74,400	-	74,400
	$-	$98,864,410	$4,053,092	$102,917,502

The estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2016		December 31, 2015
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,481	$6,481	$7,493	$7,493
Interest-bearing deposits	2,671	2,671	2,308	2,308
Federal funds sold	11,352	11,352	2,570	2,570
Investment securities	102,681	102,681	98,790	98,790
Investments in restricted stock	1,200	1,200	1,203	1,203
Ground rents	164	164	164	164
Loans, net	253,490	255,895	259,637	252,239
Cash Value of life insurance	9,465	9,465	9,358	9,358
Accrued interest receivable	1,133	1,133	1,121	1,121

Financial liabilities:
Deposits	339,295	331,141	335,191	307,924
Long-term borrowings	20,000	20,818	20,000	20,688
Dividends payable	-	-	-	-
Accrued interest payable	38	38	40	40

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	Carrying	Fair
June 30, 2016	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$20,504,113	$20,504,113	$20,504,113	$-	$-
Loans receivable, net	253,489,999	255,895,000	-	-	255,895,000
Cash value of life insurance	9,464,684	9,464,684	-	9,464,684	-
Financial instruments - Liabilities
Deposits	339,294,987	331,141,000	217,945,000	113,196,000	-
Long-term debt	20,000,000	20,818,000	-	20,818,000	-

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Obligations of U.S. Govt Agencies	$-	$-	$-	$-	$-	$-
State and Municipal	2,970	22	506	4	3,476	26
Corporate Trust Preferred	-			-	-	-
Mortgage Backed	5,742	49	9,309	78	15,051	127
	$8,712	$71	$9,815	$82	$18,527	$153

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

As of June 30, 2016, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On June 30, 2016, the Bank held 16 investment securities having continuous unrealized loss positions for more than 12 months. Management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgage-backed securities. The Bank has no mortgage-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Except as noted above, as of June 30, 2016, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.

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

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Corporation on January 1, 2017. The Corporation is still evaluating the potential impact on the Corporation's financial statements.

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for us on January 1, 2015 and did not have a significant impact on our financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for us beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 will be effective for us on January 1, 2016, though early adoption is permitted. ASU 2015-03 is not expected to have a significant impact on our financial statements.

In May 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 will be effective for us on January 1, 2016 and is not expected to have a significant impact on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-2 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of ASU 2016-02 on our financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue From Contracts With Customers (Topic 606) Narrow-Scope and Practical Expedients” which updated guidance intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers. The updated guidance includes narrow-scope improvements intended to address implementation issues and to provide additional practical expedients in the guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” which updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Company had consolidated net income of $308,000 ($0.11 basic and diluted earnings per share) for the second quarter of 2016, compared to the second quarter of 2015 consolidated net income of $518,000 ($0.19 basic and diluted income per share), a 40.54% decrease. Year-to-date net income was $591,000 ($0.21 basic and diluted earnings per share), compared to the 2015 consolidated net income of $898,000 ($0.32 basic and diluted income per share), a 34.19% decrease. Despite net interest income after provision for credit losses being better in the current year and lowering total operating expenses, net income declined in the current year because non-interest income, mostly non-recurring, was much greater in the prior comparable period. In the year ending June 30, 2015, the Company realized $430,000 on the redemption of insurance policies (recorded as “other non-interest income” in the Company’s Condensed Consolidated Statements of Income) and $469,000 on the sale of securities as compared to only $1,000 on the sale of securities in the current year. During the six months ended June 30, 2016, deposits increased by $4,104,000 and net loans decreased by $6,147,000.

Results Of Operations

Net Interest Income. The Company’s consolidated net interest income prior to provision for credit losses for the three and six months ended June 30, 2016 was $2,733,000 and $5,532,000, respectively, compared to $2,767,000 and $5,627,000, respectively, for the same period in 2015, a decrease of $34,000 (1.23%) for the three months and a decrease of $95,000 (1.69%) for the six months.

Interest income for the second quarter decreased from $3,374,000 in 2015 to $3,269,000 in 2016, a 3.12% decrease. Interest income for the six months decreased from $6,854,000 in 2015 to $6,620,000 in 2016, a 3.42% decrease. The primary reason for the decline in interest income for the 2016 period when compared to the 2015 period was the decline in loan income as both yields and balances declined and a decrease in interest income for state and municipal securities, partially offset by an increase in U.S. Treasury and U.S. Government agency securities.

Interest expense for the second quarter decreased from $607,000 in 2015 to $536,000 in 2016, a 11.70% decrease. Interest expense for the six months decreased from $1,227,000 in 2015 to $1,088,000 in 2016, an 11.33% decrease. Interest expense for the second quarter and six months of year 2016 was lower than the comparable periods of 2015 primarily due to the decrease in our cost of funds.

Net interest margins on a tax equivalent basis for the three and six months ended June 30, 2016 was 3.07% and 3.14%, compared to 3.16% and 3.24% for the three and six months ended June 30, 2015. The decrease of the net interest margin for both periods was primarily due to declining yields on earning assets, as loan balances and yields have continued to decline and the balances of lower yielding investment securities have continued to increase within the portfolio.

Provision for Credit Losses. The Company made a provision for credit losses of $0 and $117,000 during the three and six month periods ending June 30, 2016, and $150,000 and $300,000 during the three and six month periods ending June 30, 2015. As of June 30, 2016, the allowance for credit losses equaled 80.61% of non-accrual and past due loans compared to 82.14% at December 31, 2015 and 60.80% at June 30, 2015. During the three and six month periods ended June 30, 2016, the Company recorded net charge-offs of $21,000 and $977,000, of which $685,000 was held as specific reserves at December 31, 2015, compared to net charge-offs of $68,000 and $144,00 during the corresponding period of the prior year. The majority of the $977,000 of charge-offs during the six months ending June 30, 2016 was to one relationship, pertaining to nine loans, which were performing loans (less than 90 days delinquent) and classified as “Substandard” as of December 31, 2015 with $685,000 of specific reserves. As of June 30, 2016, the loans included in this relationship were transferred to non-accrual status and down-graded to “Doubtful”.

Other Income. Other income decreased from $1,038,000 for the three month period ended June 30, 2015, to $317,000 for the corresponding 2016 period, a $721,000 (69.46%) decrease. Other income decreased from $1,576,000 for the six month period ended June 30, 2015, to $625,000 for the corresponding 2016 period, a $951,000 (60.35%) decrease. The decrease for the three and six month periods was primarily due to a decrease in gains on investment securities and a non-recurring gain on the redemption of insurance policies of $421,000 taken during the quarter in 2015.

Other Expenses. Other expenses decreased from $2,869,000 for the three month period ended June 30, 2015, to $2,698,000 for the corresponding 2016 period, a $171,000 (5.96%) decrease. The decrease for the three month period was due to a decrease in salaries and employee benefits. Other expenses decreased from $5,688,000 for the six month period ended June 30, 2015, to $5,371,000 for the corresponding 2016 period, a $317,000 (5.58%) decrease. The decrease for the six month period was due mainly to a decrease in salaries and employee benefits.

Income Taxes. During the three and six months ended June 30, 2016, the Company recorded an income tax expenses of $44,000 and $78,000, respectively, compared to income tax expense of $268,000 and $317,000 for the same respective periods in 2015. The Company’s effective tax rate for the three and six month periods in 2016 was 12.50% and 11.66%, respectively, compared to 34.10%and 26.09%, respectively, for the prior year period. The decreases in the effective tax rate for the three and six month periods were due to higher 2015 period income from gains on investment securities and non-recurring redemptions of insurance policies. Income tax expense for 2015 was further increased by the payment of an additional $66,000 to the Controller of Maryland for unentitled refunds from 2004 and 2007.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s investment portfolio of investment securities. For the second quarter of 2016, comprehensive income, net of tax, totaled $971,000, compared to the June 30, 2015 comprehensive loss, net of tax benefit, of $365,000. Year-to-date, comprehensive income, net of tax, totaled $1,686,000, compared to the June 30, 2015 comprehensive income, net of tax, of $181,000. The increase for the three and six month periods was due to an increase in the gains on the securities in the portfolio.

Financial Condition

General. The Company’s assets increased to $395,794,000 at June 30, 2016 from $390,580,000 at December 31, 2015, primarily due to an increase in cash and cash equivalents and investment securities, offset by a decrease in loans. The Bank’s net loans totaled $253,490,000 at June 30, 2016, compared to $259,637,000 at December 31, 2015, a decrease of $6,147,000 (2.37%), primarily attributable to a decrease in refinance loans, purchase money mortgage, commercial mortgages and smaller decreases in various other loan categories. These decreases were partially offset by increases in multifamily mortgages and SBA loans.

The Company’s total investment securities portfolio (investment securities available for sale) totaled $102,681,000 at June 30, 2016, a $3,891,000 (3.94%) increase from $98,790,000 at December 31, 2015. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2016, totaled $20,504,000, an increase of $8,133,000 (65.75%) from the December 31, 2015 total of $12,371,000. The increase in investment securities was funded by the decrease in loans and an increase in deposits.

Deposits as of June 30, 2016 totaled $339,295,000, which is an increase of $4,104,000 (1.23%) from $335,191,000 at December 31, 2015. Demand deposits as of June 30, 2016, totaled $97,197,000, which is an increase of $3,162,000 (3.86%) from $93,585,000 at December 31, 2015. NOW accounts as of June 30, 2016, totaled $29,629,000, which is an increase of $2,127,000 (7.73%) from $27,502,000 at December 31, 2015. Money market accounts as of June 30, 2016, totaled $19,348,000, which is an increase of $268,000 (1.40%), from $19,080,000 at December 31, 2015. Savings deposits as of June 30, 2016, totaled $81,429,000, which is an increase of $3,321,000 (4.25%) from $78,108,000 at December 31, 2015. Certificates of deposit over $100,000 totaled $33,769,000 on June 30, 2016, which is a decrease of $470,000 (1.37%) from $34,239,000 at December 31, 2015. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $77,923,000 on June 30, 2016, which is a $4,755,000 (5.75%) decrease from the $82,678,000 total at December 31, 2015.

Loans. The following tables set forth the amount of the Bank’s loans by categories at the dates indicated.

	June 30,		December 31,
	2016		2015
(Dollars in Thousands)	$	%	$	%
Mortgage:
Residential	$111,709	43.50%	$116,027	43.97%
Commercial	61,551	23.97	62,469	23.68
Construction and land development	4,822	1.88	5,519	2.09

Consumer:
Installment	13,710	5.34	14,577	5.52
Personal unsecured lines	99	0.04	119	0.05
Indirect automobile	60,409	23.52	60,607	22.97
Commercial	4,509	1.76	4,540	1.72
Gross loan	256,809	100.00%	263,858	100.00%
Unearned income on loans	(1,028)		(1,071)
Gross loans net of unearned income	255,781		262,787
Allowance for credit losses	(2,291)		(3,150)
Loans, net	$253,490		$259,637

The Bank’s net loans totaled $253,490,000 at June 30, 2016, compared to $259,637,000 at December 31, 2015, a decrease of $6,147,000 (2.37%). Residential real estate loans declined from $116.0 million to $111.7 million ($4.3 million or 3.7%) primarily due to loans refinancing to lower their current interest rates. Commercial real estate loans declined from $62.5 million to $61.6 million ($918,000 or 1.5%) due to more loans paying off than being originated.

Other Real Estate Owned. At June 30, 2016, the Company had $200,600 in real estate acquired in partial or total satisfaction of debt, compared to $74,400 at December 31, 2015. All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the three months ended June 30, 2016 and the year ended December 31, 2015 were as follows:

	Commercial		Consumer
June 30, 2016	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$305	$262	$804	$1,631	$148	$3,150
Provision for credit losses	(11)	(47)	83	152	(60)	117
Recoveries	-	-	208	34	-	242
Loans charged off	-	-	(372)	(846)	-	(1,218)

Balance, end of quarter	$294	$215	$723	$971	$88	$2,291

Individually evaluated for impairment:
Balance in allowance	$235	$92	$56	$12	$-	$395
Related loan balance	235	292	136	49	-	712

Collectively evaluated for impairment:
Balance in allowance	$59	$123	$667	$959	$88	$1,896
Related loan balance	4,274	62,465	77,627	111,732	-	256,098

	Commercial		Consumer
December 31, 2015	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$386	$335	$1,281	$1,170	$(54)	$3,118
Provision for credit losses	(79)	(24)	297	1,299	202	1,695
Recoveries	1	14	487	10	-	512
Loans charged off	(3)	(63)	(1,261)	(848)	-	(2,175)

Balance, end of year	$305	$262	$804	$1,631	$148	$3,150

Individually evaluated for impairment:
Balance in allowance	$241	$101	$65	$697	$-	$1,104
Related loan balance	241	1,143	951	2,792	-	5,127

Collectively evaluated for impairment:
Balance in allowance	$65	$161	$739	$934	$148	$2,047
Related loan balance	4,299	63,128	74,352	116,952	-	258,731

As of June 30, 2016 and December 31, 2015, the allowance for loan losses included an unallocated portion in the amount of $88,000 and $148,000, respectively. The unallocated portion of the allowance for credit losses is available to absorb further losses that may not necessarily be accounted for in the current model. Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	At	At
	June 30,	March 31,
	2016	2015
	(Dollars in Thousands)

Average loans	$255,636	$271,376
Net charge-offs to average loans (annualized)	0.76%	0.12%

During 2016, loans to 48 borrowers and related entities totaling approximately $1,218,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments. As of June 30, 2016, the Bank had outstanding commitments totaling $25,358,000. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended June 30,
	2016	2015
	(Dollars in Thousands)

Beginning balance	$12	$200

Reduction of unfunded reserve	(6)	-

Provisions charged to operations	-	-

Ending balance	$6	$200

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2016.

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2016.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$6,481
Federal funds and overnight deposits	14,023	-	-	-	14,023
Securities	-	910	3,040	98,731	102,681
Loans	15,051	12,027	67,829	158,583	253,490
Fixed assets	-	-	-	-	3,292
Other assets	-	-	-	-	15,827

Total assets	$29,074	$12,937	$70,869	$257,314	$395,794

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$97,197
NOW accounts	29,629	-	-	-	29,629
Money market deposit accounts	19,348	-	-	-	19,348
Savings accounts	81,089	340	-	-	81,429
IRA accounts	2,609	7,986	30,971	724	42,290
Certificates of deposit	7,910	19,375	41,985	132	69,402
Long-term borrowings	-	-	20,000	-	20,000
Other liabilities	-	-	-	-	1,103
Stockholders’ equity:	-	-	-	-	35,396

Total liabilities and stockholders' equity	$140,585	$27,701	$92,956	$856	$395,794

GAP	$(111,511)	$(14,764)	$(22,087)	$256,458
Cumulative GAP	$(111,511)	$(126,275)	$(148,362)	$108,096
Cumulative GAP as a % of total assets	-28.17%	-31.90%	-37.48%	27.31%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2016, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-14.1%	-9.3%	6.4%	11.9%
% Change in Economic Value of Equity	-12.9%	-6.1%	10.6%	11.1%

Inasmuch as a large portion of the Company’s deposits are non-interest bearing in an increased interest rate environment the Company’s interest income increases at a proportionally greater rate than its total interest expense, thereby resulting in higher net interest income.  Conversely, in a declining interest rate environment the decreases in the Company’s interest income will be greater than decreases in its already low interest expense, thereby resulting in lower net interest income..  The Company’s economic value of equity has a positive effect in an increased interest rate environment for shocks of 200 basis points and less because the increase in economic value of the Company’s liabilities is greater than the decline in value of the Company’s assets because the liabilities reprice much slower than our assets, especially considering our interest earning assets are much greater than our interest bearing liabilities.  For an interest rate shock of 300 basis points the economic value of equity is neutral and rate shocks above 300 basis points produce results whereby the change in economic value of equity is worse.  The Company’s economic value of equity worsens in declining interest rate environments as the majority of our liabilities cannot continue to decrease much from their current levels thus the economic value of our liabilities and our assets both worsen in a declining rate environment.

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2016, totaled $20,504,000, an increase of $8,133,000 (65.75%) from the December 31, 2015 total of $12,371,000.

As of June 30, 2016, the Bank was permitted to draw on a $68,452,000 line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At June 30, 2016, there was nothing outstanding in short-term borrowings from FHLB. As of June 30, 2016, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018. In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of June 30, 2016.

The Company’s stockholders’ equity increased $1,220,000 (3.57%) during the six months ended June 30, 2016, due mainly to an increase in accumulated other comprehensive income, net of taxes. The Company’s accumulated other comprehensive income (loss), net of taxes increased by $1,094,000 (363.46%) from ($301,000) at December 31, 2015 to $793,000 at June 30, 2016, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $36,000 (0.17%) as the result of the Company’s net income for the six months, offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2016, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.5696%, a Tier 1 risk-based capital ratio of 14.0518%, a common equity Tier 1 risk-based capital ratio of 14.0518%, and a total risk-based capital ratio of 15.0033%.

Current Outlook

The Bank’s results of operations continue to be affected by the low interest rate environment and slow recovering economy. As a result, net interest income for the periods ended June 30, 2016 is lower than net interest income for the comparable 2015 period. Future results of operation depend greatly on the overall economy, actions of the Federal Reserve Board and other factors beyond the Bank’s control, and the Bank cannot accurately forecast these factors.

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: August 10, 2016	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ John Wright
John Wright
Chief Financial Officer

- 28 -