Form 10-K
period 2016-12-31
GLEN BURNIE BANCORP
filed 2017-03-29
CIK 890066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 or

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was $23,816,909.

The number of shares of common stock outstanding as of February 6, 2017 was 2,790,260.

documents incorporated by reference

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2016 Annual Meeting of Shareholders (to be filed).

GLEN BURNIE BANCORP

2016 ANNUAL REPORT ON FORM 10-K

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

Economic and Credit Turmoil from 2012 to 2017

The recovery which followed the 2007 economic downturn appears to have been less robust than previous post recession recoveries.  The Bank and, as a result, the Company, along with the rest of the financial services industry, have been impacted by the downward pressure on net interest margins caused by the lower interest rates due to steps taken by the Federal Reserve in managing the recovery. As further reported in the media, the Federal Reserve, having ended their aggressive Quantitative Easing program, is monitoring the rates of growth, unemployment, and inflation to which they expect the economy to converge over time in the absence of further shocks and under appropriate monetary policy. Appropriate monetary policy, by definition, is aimed at achieving the Federal Reserve’s dual mandate of maximum employment and price stability in the longer run. During December 2016, the Federal Reserve continued its assessment that the economy has shown considerable strength and decided to raise the Federal Funds rate, further stating that it anticipates the pace of tightening to be gradual. Despite these challenges, we realized net income of $1,100,720 for 2016.  We have remained well capitalized through this difficult time without governmental assistance. We have continued to be actively engaged with the communities we serve, lending and meeting their needs.  We believe that we are a sound, conservatively run financial institution that has remained profitable despite the deterioration in the economic environment and the outside forces that have affected us these past seven years.

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

The Company’s total loan portfolio decreased in 2015 and increased during the 2016, 2014, 2013, and 2012 fiscal years. In 2016, the increase in the loan portfolio was primarily due to an increase in indirect loans and commercial and industrial mortgages with lesser increases in other areas. This was offset primarily by a decrease in refinance mortgages and lesser decreases in other areas. In 2015, the decrease in the loan portfolio was primarily due to decreases in indirect loans, purchase money mortgages and refinance mortgage loans with lesser decreases in other areas. These decreases were partially offset by increases in home equity loans and commercial and industrial loans with lesser increases in other areas. In 2015, mortgage participations sold also increased. In 2014, the increase in the loan portfolio was primarily due to increases in indirect loans, purchase money mortgage, and commercial and industrial construction loans, partially offset by decreases in refinance mortgage loans and commercial and industrial mortgages. In 2013, the increase in the loan portfolio was primarily due to increases in indirect loans, refinance mortgage loans, non-home owner residential construction loans, home equity and purchase money mortgages, partially offset by decreases in secured business installment loans, home-owner residential construction, commercial and industrial mortgages, and demand secured business loans. In 2012, the increase in the loan portfolio was primarily due to increases in indirect loans, commercial and industrial mortgages, home equity and purchase money mortgages, partially offset by decreases in refinance mortgage loans, construction loans for commercial and industrial loans and demand secured business loans. In 2012, mortgage participations purchased also decreased.

The following table provides information on the composition of the loan portfolio at the indicated dates.

	At December 31,
	2016		2015		2014		2013		2012
(Dollars in Thousands)	$	%	$	%	$	%	$	%	$	%
Mortgage:
Residential	$105,878	39.79%	$116,027	43.97%	$120,932	43.47%	$123,646	44.98%	$107,729	42.41%
Commercial	66,756	25.09	62,469	23.68	62,601	22.50	67,196	24.45	71,381	28.10
Construction and land development	5,211	1.96	5,519	2.09	7,074	2.54	6,582	2.40	3,915	1.54

Consumer:
Installment	13,591	5.11	14,577	5.52	16,449	5.91	17,669	6.43	18,504	7.28
Personal unsecured lines	89	0.03	119	0.05	142	0.05	161	0.06	165	0.06
Indirect automobile	69,902	26.27	60,607	22.97	67,513	24.27	55,400	20.16	47,427	18.67
Commercial	4,679	1.76	4,540	1.72	3,519	1.26	4,173	1.53	4,901	1.93
Gross loan	266,106	100.00%	263,858	100.00%	278,230	100.00%	274,827	100.00%	254,022	100.00%
Unearned income on loans	(1,049)		(1,071)		(1,126)		(1,171)		(1,083)
Gross loans net of unearned income	265,057		262,787		277,104		273,656		252,939
Allowance for credit losses	(2,484)		(3,150)		(3,118)		(2,972)		(3,308)
Loans, net	$262,573		$259,637		$273,986		$270,684		$249,631

The following table sets forth the maturities for various categories of the loan portfolio at December 31, 2016. Demand loans and loans, which have no stated maturity, are treated as due in one year or less. At December 31, 2016, the Bank had $25,639,922 in loans due after one year with variable rates and $221,175,310 in such loans with fixed rates.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total
	(In Thousands)
Real Estate - mortgage
Residential	$10,399	$3,745	$91,734	$105,878
Commercial	1,480	20,124	45,152	66,756
Construction and land development	937	1,822	2,452	5,211
Installment	2,563	5,425	5,603	13,591
Personal unsecured lines	89	-	-	89
Indirect automobile	925	41,203	27,774	69,902
Commercial	2,899	-	1,780	4,679
	$19,292	$72,319	$174,495	$266,106

Real Estate Lending. The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates, while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans may be originated on either a fixed or a variable rate basis. Substantially all of the Bank’s real estate loans are secured by properties in Anne Arundel County, Maryland. Under the Bank’s loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. For residential investment properties, the maximum loan-to-value ratio is 80%. The maximum permissible loan-to-value ratio for residential and residential construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower’s primary residence, provided that the aggregate indebtedness on the property does not exceed 80% of its value for loan commitments greater than $100,000. Because mortgage lending decisions are based on conservative lending policies, the Company has no exposure to the credit issues affecting the sub-prime residential mortgage market.

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

Installment Lending. The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment. Such loans provide for repayment in regular installments and are secured by the goods financed. Also included in installment loans are other types of credit repayable in installments. As of December 31, 2016, approximately 53.23% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 46.77% had been originated for consumer purposes.

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

The Bank’s lending activities are conducted pursuant to written policies approved by the Board of Directors intended to ensure proper management of credit risk. Loans are subject to a well defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed by the Bank’s Senior Credit Officer to identify potential underperforming loans and other credit facilities, estimate loss exposure and to ascertain compliance with the Bank’s policies. On an annual basis, the Bank’s Internal Auditor performs, or causes to be performed, an independent loan review in accordance with the Bank’s loan review policy. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and any guarantor, the related collateral, and the effects of economic conditions.

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

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses. Under this authority, the Bank would have been permitted to lend up to $3.56 million to any one borrower at December 31, 2016. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank was permitted to lend up to $5.60 million to any one borrower from and after January 1, 2016. At December 31, 2016, the largest amount of exposure to any one borrower and its related interests was $5,413,000. From and after January 1, 2017, the Bank is permitted to lend up to $5.52 million to any one borrower.

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

Our current charge-off policy is as follows:

When the probability for full payment of a loan is unlikely, the Bank will initiate a full charge-off or a partial write-down of the asset based upon the status of the loan. The following guidelines apply:

•	Consumer loans less than $25,000 for which payments of principal and/or interest are past due ninety (90) days shall be charged-off and referred for collection. Consumer loans of $25,000 or more shall be evaluated for charge-off or partial write-down at the discretion of Bank management.
•	Any other loan over 120 days past due shall be evaluated for charge-off or partial write-down at the discretion of Bank management. [Note: any non-consumer unsecured loan more than 180 days delinquent in payment of principal and/or interest (or sooner if deemed uncollectible) must be charged-off in full].
•	If secured, a charge-off must be made to reduce the loan balance to a level equal to the anticipated liquidation value of the collateral when payment of principal and/or interest is more than 180 days delinquent, or prior to that if deemed uncollectible.
•	Generally, real estate secured loans are to be charged-off on a deficiency basis after liquidation of the collateral. In some cases, Bank management may determine that a charge-off or write-down is appropriate prior to liquidation of the collateral, when the full loan balance is clearly uncollectible and some loss is anticipated. In order to make this determination, an updated evaluation or appraisal of the property should be obtained.

All charge-offs or partial write-downs require the prior joint approval of the Chief Lending Officer and the President/CEO. All charge-offs or partial write-downs are be reported to the Board of Directors at the next regularly scheduled board meeting.

The Bank experienced a slight decrease in the total of non-accrual and past due loans, as management has taken an aggressive approach to bring these assets to resolution. The decrease in non-accrual loans is predominately attributed to one residential real estate investor, which consists of three borrowers and ten loans, where $768,390 was written off in March 2016. In November 2016, one commercial real estate loan was written down $136,000 and in December was written down $152,000 before being placed in OREO in December. The following table sets forth the amount of the Bank’s restructured loans, non-accrual loans and accruing loans 90 days or more past due at the dates indicated:

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)
Restructured Loans	$312	$290	$253	$2,202	$2,202

Non-accrual loans:
Real estate - mortgage:
Residential	$2,648	$2,883	$1,164	$1,123	$1,109
Commercial	647	300	1,097	-	1,370
Installment	456	597	516	338	237
Commercial	-	-	-	1,252	1,293
Total non-accrual loans	3,751	3,780	2,777	2,713	4,009

Accruing loans past due 90 days or more :
Real estate - mortgage:
Residential	36	39	197	431	259
Commercial	-	-	-	-	-
Installment	-	16	-	-	-
Commercial	-	-	-	1,177	1,354
Total accruing loans past due 90 days or more	36	55	197	1,608	1,613
Total non-accrual and past due loans	$3,787	$3,835	$2,974	$4,321	$5,622
Non-accrual and past due loans to gross loans	1.42%	1.45%	1.07%	1.58%	2.22%
Allowance for credit losses to non-accrual and past due loans	65.59%	82.14%	104.84%	68.78%	58.84%

The year 2015 non-accrual amount has changed from the original submitted to include $300,112 for commercial real estate, which was removed from the residential real estate amount for the same year.

For the year ended December 31, 2016, interest of $213,452 would have been accrued on non-accrual loans if such loans had been current in accordance with their original terms. During that period, interest on non-accrual loans was not included in income. $3,702,457, or 98.71%, of the Bank’s total $3,750,924 non-accrual loans at December 31, 2016 were attributable to 22 borrowers. Five of these borrowers were in bankruptcy at that date. Because of the legal protections afforded to borrowers in bankruptcy, collections on such loans are difficult and the Bank anticipates that such loans may remain delinquent for an extended period of time.

At December 31, 2016, there were $1,159,814 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. The three loans outstanding, totaling $1,159,814, are as follows: $765,609 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff due to the direct collection of rents from the property which has a very long-term national tenant; $165,705 Home Equity Line of Credit which is paying as agreed, however the borrower has defaulted on other commercial loans which have been satisfied; and a $228,500 Commercial loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $228,500. All three of these loans are classified with a risk rating of Substandard.

At December 31, 2016, the Company had $113,900 in real estate acquired in partial or total satisfaction of debt, compared to $74,000 and $45,000 in such properties at each of December 31, 2015 and 2014. This increase for 2016 was due to one property being added at the end of the year for $113,893. During 2016, the two properties added in 2015 were sold in the third quarter 2016. In addition, during the first quarter of 2016, two properties (with the same owner) were added. These properties were also sold during the third quarter of 2016. This increase for 2015 was the result of one property with a value of $45,000 being sold and two properties, with one owner, being added in 2015. This decrease for 2014 was the result of $91,000 being written off on three properties and four properties with a value of $1,154,000 being sold. One property was added to OREO in 2014. All such properties are recorded at the lower of cost or fair value at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense. For a description of the properties comprising other real estate owned at December 31, 2016, see “Item 2. — Properties.”

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

In 2016, the Bank decreased its provision for credit losses driven by a reduction in specifically reserved loans as problem loans have been resolved. There were two residential real estate investors that substantially comprised the additional provision for credit losses in 2015. One of these projects was resolved during the fourth quarter of 2015 resulting in a charge-off of $645,000 and the remaining real estate investor has significant specific reserves allocated to their ten loans which are in non-accrual status. The Bank utilizes a model to calculate the required reserves for potential losses that is based on historical loss factors/ratios. Thus, when the Bank experiences an increase in net charge-offs the historical loss ratios increase causing additional provisions to be required.

The significant decrease in the ALLL, as of December 31, 2016 as compared to prior periods, is due to an improvement in underwriting standards implemented during the first six months of 2014. This improvement in credit quality as a result of enhanced underwriting standards was not evident until the latter part of 2015 as we continued to work through problem loans originated prior to the change in business strategy. Substantially all of the charge-offs recognized in these portfolios were related to loans originated during a period whereby this portfolio had rapid growth and underwriting guidelines did not include underwriting best practice. As of December 31, 2016, the remaining Consumer and Indirect loan portfolio has less outstanding loan balances and less delinquencies than the prior year which is disclosed in Footnote 4, which has a direct impact on the calculation of required loan loss reserves. We have not changed our methodology in how we calculate loan loss reserves nor have we made any changes to our charge-off policies during the year ended December 31, 2016.

Transactions in the allowance for credit losses during the last five fiscal years were as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars In Thousands)
Beginning Balance	$3,150	$3,118	$2,972	$3,308	$3,931

Loans charged-off
Real estate - mortgage:
Residential	$854	$848	$235	$179	$735
Commercial	364	63	243	-	-
Installment	695	1,261	839	652	475
Commercial	-	3	29	202	55
Total	1,913	2,175	1,346	1,033	1,265

Recoveries:
Real estate - mortgage:
Residential	35	11	6	8	6
Commercial	-	13	128	89	89
Installment	334	487	331	313	287
Commercial	9	1	6	27	10
Total	378	512	471	437	392
Net charge offs	1,535	1,663	875	596	873
Provisions charged to operations	869	1,695	1,021	260	250
Ending balance	$2,484	$3,150	$3,118	$2,972	$3,308
Average Loans	$256,047	$266,457	$278,350	$256,820	$244,905
Net charge-offs to average loans	0.60%	0.62%	0.31%	0.23%	0.36%

The following table shows the allowance for credit losses broken down by loan category as of December 31, 2016, 2015, 2014, 2013, and 2012:

	At December 31,
	2016		2015
		Percentage Of Loans In		Percentage Of Loans In
	Allowance For	Each Category To	Allowance For	Each Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans

Real estate - mortgage:
Residential	1,041	39.78%	1,622	43.97%
Commercial	259	25.09	262	23.68
Real estate -construction	10	1.96	8	2.09
Installment	182	5.11	227	5.52
Personal unsecured lines	-	0.03	-	0.05
Indirect automobile	694	26.27	577	22.97
Commercial	284	1.76	305	1.72
Unallocated	14	-	149	-
Total	$2,484	100.00%	$3,150	100.00%

	At December 31,
	2014		2013		2012
		Percentage Of Loans In		Percentage Of Loans In		Percentage Of Loans In
	Allowance For	Each Category To	Allowance For	Each Category To	Allowance For	Each Category To
Portfolio	Each Category	Total Loans	Each Category	Total Loans	Each Category	Total Loans

Real estate - mortgage:
Residential	1,156	43.47%	578	44.98%	382	42.41%
Commercial	335	22.50	898	24.45	1,183	28.10
Real estate -construction	14	2.54	15	2.40	10	1.54
Installment	349	5.91	335	6.43	223	7.28
Personal unsecured lines	-	0.05	-	0.06	-	0.06
Indirect automobile	932	24.27	853	20.16	835	18.68
Commercial	386	1.26	413	1.52	542	1.93
Unallocated	(54)	-	(120)	-	133	-
Total	$3,118	100.00%	$2,972	100.00%	$3,308	100.00%

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

The following table presents at amortized cost the composition of the investment portfolio by major category at the dates indicated.

	2016	2015	2014
	(In Thousands)
U.S. Treasury securities	$1,501	$2,995	$7,947
U.S. Government agencies and mortgage backed securities	60,110	66,660	46,859
Obligations of states and poltical subdivision	34,333	29,636	32,771
Corporate trust preferred	-	-	247
Total investment securities	$95,944	$99,291	$87,824

The following table sets forth the scheduled maturities, amortized costs and weighted average yields for the Company’s investment securities portfolio at December 31, 2016:

	One Year Or Less			One To Five Years		Five To Ten Years			More Than Ten Years			Total
		Weighted			Weighted		Weighted			Weighted			Weighted
		Average			Average		Average			Average			Average
	Amort Cost	Yield		Amort Cost	Yield	Amort Cost	Yield		Amort Cost	Yield		Amort Cost	Yield
U.S. Treasury securities	$-		%	$1,501	1.54%	$-		%	$-		%	1,501	1.54%
U.S. Government agencies and mortgage backed securities	-			-		6,862	3.36		53,248	2.54		60,110	2.64
Obligations of states and political subdivisions	-			-		1,054	3.4		33,279	3.83		34,333	3.82
Corporate trust preferred	-			-		-			-			-	-
Total investment securities	$-	0%		$1,501	1.54%	$7,916	3.37%		$86,527	3.04%		$95,944	3.04%

At December 31, 2016, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Deposits And Other Sources of Funds

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities surrounding its branches in Anne Arundel County. Consolidated total deposits were $333,237,328 as of December 31, 2016. The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta to supplement funding from deposits. The Bank was permitted to borrow up to $65.63 million under a line of credit from the FHLB of Atlanta as of December 31, 2016.

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

As stated above, the Bank obtains deposits principally through its network of branch offices. The Bank does not solicit brokered deposits. At December 31, 2016, the Bank had approximately $47.14 million in certificates of deposit and other time deposits of $100,000 or more, including IRA accounts. The following table provides information as to the maturity of all time deposits of $100,000 or more at December 31, 2016:

Amount
(In Thousands)
Three months or less	$2,812
Over three through six months	3,868
Over six through 12 months	2,600
Over 12 months	37,861
Total	$47,141

Borrowings. In addition to deposits, the Bank from time to time obtains advances from the FHLB of Atlanta of which it is a member. FHLB of Atlanta advances may be used to provide funds for residential housing finance, for small business lending, and to meet specific and anticipated needs. The Bank may draw on a $65.63 million line of credit from the FHLB of Atlanta, which is secured by a floating lien on the Bank’s residential first mortgage loans. There was also a $10 million convertible advance with a 3.28% rate of interest (callable monthly and with a final maturity of November 1, 2017.) There was a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018. This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009. There was a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018. This advance has a 3.34% rate of interest and is callable quarterly, starting August 22, 2011. The Bank also has three federal funds lines of credit in the amounts of $3 million, $5 million and $8 million, of which nothing was outstanding at December 31, 2016.

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

Employees

At December 31, 2016, the Bank had 92 full-time equivalent employees. Neither the Company nor GBB currently has any employees.

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

The FDIC has issued regulations which classify state non-member banks by capital levels and which authorize the FDIC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank’s capital levels are below these standards. A state non-member bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 2016, the Bank was well capitalized as defined by the FDIC’s regulations.

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices:

	Year Opened	Owned/ Leased	Book Value	Approximate Square Footage	Deposits
Main Office:
101 Crain Highway, S.E. Glen Burnie, MD 21061	1953	Owned	$411,677	10,000	$100,617,910

Branches:

Odenton 1405 Annapolis Road Odenton, MD 21113	1969	Owned	143,935	6,000	35,190,312

Riviera Beach 8707 Ft. Smallwood Road Pasadena, MD 21122	1973	Owned	191,915	2,500	32,445,325

Crownsville 1221 Generals Highway Crownsville, MD 21032	1979	Owned	392,278	3,000	64,063,846

Severn 811 Reece Road Severn, MD 21144	1984	Owned	81,491	2,500	32,178,681

New Cut Road 740 Stevenson Road Severn, MD 21144	1995	Owned	1,096,713	2,600	32,890,477

Linthicum Burwood Village Shopping Center Glen Burnie, MD 21060	2005	Leased	74,866	2,500	19,695,309

Severna Park 534 Ritchie Highway Severna Park, MD 21146	2002	Leased	36,732	2,184	16,155,468

Operations Centers:
106 Padfield Blvd. Glen Burnie, MD 21061	1991	Owned	624,634	16,200	N/A

103 Crain Highway, S.E. Glen Burnie, MD 21061	2000	Owned	268,626	3,727	N/A

At December 31, 2016, the Bank owned one foreclosed real estate property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and the Bank are involved in various legal actions relating to their business activities. At December 31, 2016, there were no actions to which the Company or the Bank was a party which involved claims for money damages exceeding 10% of the Company’s consolidated current assets in any one case or in any group of proceedings presenting in large degree the same legal and factual issues.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers as of December 31, 2016.

NAME	AGE	POSITIONS

John D. Long	61	President and Chief Executive Officer; Acting Chief Financial Officer
Andrew J. Hines	55	Senior Vice President and Chief Lending Officer
Michelle Stambaugh	57	Senior Vice President and HR Director
Donna Smith	54	Senior Vice President and Head of Retail Banking

JOHN D. LONG was appointed President and Chief Executive Officer of the Company and the Bank effective April 1, 2016. From February 8, 2016 to that date, Mr. Long was Executive Vice President. Mr. Long has been Acting Chief Financial Officer of the Company and the Bank since December 16, 2016.

ANDREW J. HINES was appointed Chief Lending Officer of the Bank effective March 1, 2014. He was appointed Senior Lending Officer and Senior Vice President effective January 2, 2014. Effective January 12, 2017, he was appointed Executive Vice President.

MICHELLE STAMBAUGH was appointed Senior Vice President effective February 2, 2011. Effective November 28, 2016, she assumed the role of Corporate Secretary of the Bank and Bancorp. Prior to that, she was Vice President and Director of Human Resources for 18 years.

DONNA SMITH joined the Company in October 2015 as the Senior Vice President – Head of Retail Banking / Information/Physical Security Officer. Prior to that, she was the SVP – Enterprise Risk Manager at Bay Bank.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”. As of February 7, 2017, there were 373 record holders of the Common Stock. The closing price for the Common Stock on that date was $12.20.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2016 and 2015 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2016			2015
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31	$12.37	$10.35	$0.10	$13.16	$11.95	$0.10
June 30	11.19	10.32	0.10	13.25	11.75	0.10
September 30	11.65	9.86	0.10	15.34	11.01	0.07
December 31	11.72	9.94	0.10	13.97	11.43	0.00

A regular dividend of $0.10 was declared for stockholders’ of record on January 23, 2017, payable on February 3, 2017.

The Company recognizes the importance of dividends to its shareholders and intends to evaluate a variety of factors, on a quarterly basis, in determining whether dividend payments are prudent as well as the amount of the dividend. However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments. Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank’s and bank holding company’s right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends). Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators. See “Item 1. Business - Supervision and Regulation - Regulation of the Company - Dividends and Distributions” and “Item 1. Business — Supervision and Regulation - Regulation of the Bank - Dividend Limitations.” The Company does not believe that those restrictions will materially limit its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents consolidated selected financial data for the Company and its subsidiaries for each of the periods indicated.

	Year Ended December 31,
	2016	2015	2014	2013
	(Dollars In Thousand Except Per Share Data)
Operations Data:
Net Interest Income	$11,158	$11,215	$11,986	$12,620
Provision for Credit Losses	868	1,695	1,021	260
Other Income	1,630	3,008	2,670	2,001
Other Expense	10,902	10,930	11,412	11,113
Net Income	1,101	1,353	1,915	2,614

Share Data:
Basic Net Income Per Share	$0.40	$0.49	$0.69	$0.95
Diluted Net Income Per Share	0.40	0.49	0.69	0.95
Cash Dividends Declared Per Common Share	0.40	0.27	0.40	0.40
Weighted Average Common Shares Outstanding:
Basic	2,780,477	2,768,966	2,755,671	2,742,003
Diluted	2,780,477	2,768,966	2,755,671	2,742,003

Financial Condition Data:
Total Assets	$388,432	$390,580	$394,630	$377,194
Loans Receivable, Net	262,574	259,637	273,986	270,684
Total Deposits	333,237	335,192	338,877	323,803
Long Term Borrowings	20,000	20,000	20,000	20,000
Total Stockholder' Equity	33,814	34,176	33,830	31,583

Performance Ratios:
Return on Average Assets	0.28%	0.34%	0.48%	0.68%
Return on Average Equity	3.17	3.98	5.64	8.07
Net Interest Margin (1)	3.17	3.16	3.50	3.72
Dividend payout Ratio	100.96	55.24	57.58	41.96

Capital Ratios:
Average Equity to Average Assets	8.75%	8.52%	8.57%	8.45%
Leverage Ratio	8.74	8.77	8.52	8.69
Total Risk-Based Capital Ratio	14.7	15.5	14.32	14.14

Asset Quality Ratios:
Allowance for Credit Losses to Gross Loans	0.94%	1.20%	1.12%	1.09%
Non-accrual and Past Due Loans to Gross Loans	1.43%	1.45%	1.07%	1.58%
Allowance for Credit Losses to Non-Accrual and Past Due Loans	65.59%	82.14%	104.84%	68.78%
Net Loan Charge-offs (Recoveries) to Average Loans	0.60%	0.62%	0.31%	0.23%

(1) Presented on a tax-equivalent basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “intends,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

During 2016, net interest income before provision for credit losses decreased to $11,158,028 from $11,214,964 in 2015 a 0.51% decrease. Total interest income decreased from $13,605,649 in 2015 to $13,281,390 in 2016, a 2.38% decrease. Interest expense for 2016 totaled $2,123,362, an 11.19% decrease from $2,390,685 in 2015. In spite of the impact the low interest rate environment had on net interest margin, the Company realized consolidated net income of $1,100,720 for 2016 by decreasing interest expense by $267,323 and by decreasing the provision for loan loss by $826,658.

The Federal Reserve ended their aggressive Quantitative Easing program and is monitoring the rates of growth, unemployment, and inflation to which they expect the national economy to converge over time in the absence of further shocks and under appropriate monetary policy. During December 2016, the Federal Reserve continued its assertion that the national economy has shown considerable strength and decided to raise the Federal Funds rate, further stating that it anticipates the pace of tightening to be gradual. Through this easing period, we experienced a decrease in outstanding loans and deposits while continuing to serve the needs of the communities we serve.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

General. For the year ended December 31, 2016, the Company reported consolidated net income of $1,100,720 ($0.40 basic and diluted earnings per share) compared to consolidated net income of $1,352,616 ($0.49 basic and diluted earnings per share) for the year ended December 31, 2015 and consolidated net income of $1,914,526 ($0.69 basic and diluted earnings per share) for the year ended December 31, 2014. The decrease in the 2016 consolidated net income was mainly due to decreases in loan income, a decrease in state and municipal security income, a decrease in gains on investment securities and an increase in salaries and wages and other expenses. This was partially offset by an increase in U.S. Government securities income, a decrease in deposit expense and a decrease in employee benefits. The decrease in the 2015 consolidated net income was mainly due to decreases in loan income, a decrease in state and municipal security income, and an increase in provision for credit losses, partially offset by an increase in other fees and commission income (due to the gain on the sale of insurance policies), and a decrease in deposit expense and other expenses.

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

Consolidated net interest income for the year ended December 31, 2016 was $11,158,028 compared to $11,214,964 for the year ended December 31, 2015 and $11,985,815 for the year ended December 31, 2014. The $56,936 decrease for the most recent year was primarily due to the decline in interest income on loans being greater than the decline in interest expense on deposits. The $770,851 decrease for 2015 was primarily due to the decline in interest income on loans and securities being greater than the decline in interest expense on deposits. The net interest income, on a tax equivalent basis, for 2016 was $11,753,000, a $165,000 or 1.38% decrease from the tax equivalent basis net interest income for 2015, which was $11,918,000, a $778,000 or 6.13% decrease from the tax equivalent basis net interest income for 2014.

Interest expense decreased from $2,390,685 in 2015 to $2,123,362 in 2016, a $267,323 or an 11.19% decrease, primarily due to a decrease in average deposits as well as a decrease in our cost of deposits. Interest expense decreased from $2,533,922 in 2014 to $2,390,685 in 2015, a $143,237 or a 5.66% decrease, primarily due to a decrease in average deposits as well as a decrease in our cost of deposits. Net interest margin for the year ended December 31, 2016 was 3.17% compared to 3.16% and 3.50% for the years ended December 31, 2015 and 2014, respectively.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2016	VS.	2015	2015	VS.	2014	2014	VS.	2013
	Change Due To:			Change Due To:			Change Due To:
	Increase/			Increase/			Increase/
	Decrease	Rate	Volume	Decrease	Rate	Volume	Decrease	Rate	Volume

ASSETS:
Interest-earning assets:
Federal funds sold	$36	$10	$26	$(1)	$-	$(1)	$8	$-	$8
Interest-bearing deposits	(2)	11	(13)	14	34	(20)	17	2	15

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	235	230	5	74	(175)	249	(121)	27	(148)
Obligations of states and political subdivisions(1)	(277)	16	(293)	(283)	(121)	(162)	(451)	(113)	(338)
All other investment securities	(38)	-	(38)	17	34	(17)	(12)	(5)	(7)
Total investment securities	(80)	246	(326)	(192)	(262)	70	(584)	(91)	(493)

Loans, net of unearned income
Demand, time and lease	32	-	32	(3)	(8)	5	(23)	12	(35)
Mortgage and construction	(355)	201	(556)	(348)	(30)	(318)	(627)	(738)	111
Installment and personal unsecured lines	(65)	(4)	(61)	(390)	(230)	(160)	295	(573)	868
Total gross loans(2)	(388)	197	(585)	(741)	(268)	(473)	(355)	(1,299)	944
Allowance for credit losses	-	-	-	-	-	-	-	-	-
Total net loans	(388)	197	(585)	(741)	(268)	(473)	(355)	(1,299)	944
Total interest-earning assets	$(434)	$464	$(898)	$(920)	$(496)	$(424)	$(914)	$(1,388)	$474

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$4	$-	$4	$-	$-	$-	$(19)	$(21)	$2
Money market	(4)	(2)	$(2)	3	3	-	(1)	-	(1)
Other time deposits	(271)	(129)	(142)	(145)	(63)	(82)	(101)	(218)	117
Total interest-bearing deposits	(271)	(131)	(140)	(142)	(60)	(82)	(121)	(239)	118
Borrowed funds	2	2	-	-	-	-	(8)	0	(8)
Total interest-bearing liabilities	$(269)	$(129)	$(140)	$(142)	$(60)	$(82)	$(129)	$(239)	$110

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

				Year Ended December 31,
		2016			2015			2014			2013
	Average		Yield/	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
				(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Federal funds sold	$8,776	$46	0.52%	$3,864	$10	0.26%	$4,248	$11	0.25%	$1,197	$3	0.25%
Interest-bearing deposits	7,540	73	0.97	8,880	75	0.84	11,316	61	0.54	8,433	44	0.52

Investment securities:
U.S. Treasury securities, obligations of U.S. government agencies and mortgage-backed securities	67,891	1,059	1.56	67,556	824	1.22	47,237	750	1.59	56,850	871	1.53
Obligations of states and political subdivisions(1)	31,747	1,508	4.75	30,685	1,785	5.82	33,440	2,068	6.18	38,644	2,519	6.52
All other investment securities	-	-	0.00	184	38	20.65	266	21	8.04	345	33	9.68
Total investment securities	99,638	2,567	2.58	98,425	2,647	2.69	80,943	2,839	3.51	95,839	3,423	3.57

Loans, net of unearned income
Demand, time and lease	4,494	246	5.47	3,904	214	5.48	3,809	217	5.70	4,478	240	5.37
Mortgage and construction	175,658	8,304	4.73	187,248	8,659	4.62	194,312	9,007	4.64	191,969	9,634	5.02
Installment and personal unsecured lines	76,836	2,639	3.43	78,524	2,704	3.44	83,084	3,094	3.72	63,519	2,799	4.41
Total gross loans(2)	256,988	11,189	4.35	269,676	11,577	4.29	281,205	12,318	4.38	259,966	12,673	4.87
Allowance for credit losses	(2,534)			(3,219)			(2,855)			(3,146)
Total net loans	254,454	11,189	4.40	266,457	11,577	4.34	278,350	12,318	4.43	256,820	12,673	4.93
Total interest-earning assets	370,408	13,875	3.75	377,626	14,309	3.79	374,857	15,229	4.06	362,289	16,143	4.46
Cash and due from banks	3,527			3,276			3,105			2,936
Other assets	18,983			18,128			17,795			19,348
Total assets	$392,918			$399,030			$395,757			$384,573

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Savings and NOW	$108,941	54	0.05%	$106,856	50	0.05%	$103,253	50	0.05%	$99,085	69	0.07%
Money market	18,908	9	0.05	20,151	13	0.06	19,940	10	0.05	21,249	11	0.05
Other time deposits	111,195	1,417	1.27	122,267	1,688	1.38	128,016	1,833	1.43	120,574	1,934	1.60
Total interest-bearing deposits	239,044	1,480	0.62	249,274	1,751	0.70	251,209	1,893	0.75	240,908	2,014	0.84
Short-term borrowed funds	-	-	0.00	27	-	0.00	47	-	0.29	1,876	7	0.37
Long-term borrowed funds	20,000	642	3.21	20,000	640	3.20	20,000	640	3.20	20,000	641	3.20
Total interest-bearing liabilities	259,044	2,122	0.82	269,301	2,391	0.89	271,256	2,533	0.93	262,784	2,662	1.01

Non-interest-bearing deposits	97,256			94,546			89,279			86,542
Other liabilities	2,212			1,170			1,301			2,838

Stockholder's equity	34,406			34,013			33,921			32,409
Total liabilities and equity	$392,918			$399,030			$395,757			$384,573
Net interest income		$11,753			$11,918			$12,696			$13,481
Net interest spread			2.93%			2.90%			3.13%			3.45%
Net interest margin			3.17%			3.16%			3.50%			3.72%

1 Tax equivalent basis. The incremental tax rate applied was 39.45% for 2016 and 39.44% for 2015.

2 Non-accrual loans included in average balance.

Provision for Credit Losses. During the year ended December 31, 2016, the Company made a provision of $868,342 for credit losses, compared to a provision of $1,695,000 and $1,021,000 for credit losses for the years ended December 31, 2015 and 2014, respectively. In 2016, the Bank decreased its provision for credit losses compared to prior periods as specifically reserved, impaired loans were resolved. A single borrower in collection proceedings with 10 residential real estate loans in non-accrual status had the balance of specific reserves applied in prior years, partially charged off in March 2016, leaving one of the loans with a specific reserve at December 31, 2016. In October and November 2016, a commercial real estate loan with specific reserves of $201,000 was moved to non-accrual status, subsequently charged-off when the Bank foreclosed on the collateral property. In December, a commercial real estate loan evaluated to be collateral impaired had a new specific reserve added to the provision balance for $236,011. At December 31, 2016, the allowance for credit losses equaled 65.59% of non-accrual and past due loans compared to 82.14% and 104.84% at December 31, 2015 and 2014, respectively. During the year ended December 31, 2016, the Company recorded net charge-offs of $1,534,000 compared to $1,663,000 and $875,000 in net charge-offs during the years ended December 31, 2015 and 2014, respectively.

Other Income. Other income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities, and income on Bank owned life insurance (BOLI). Other income decreased from $3,008,070 in 2015 to $1,629,615 in 2016, a $1,378,455, or 45.83% decrease. The decrease was primarily due to a decrease in other fees and commissions (due to the income of $421,067 on the sale of insurance policies during the third quarter of 2015), a decrease in the gains on investment securities, offset by the gain on the two BOLI policies (redemption of two policies for a former employee). Other income increased from $2,670,498 in 2014 to $3,008,070 in 2015, a $337,582, or 12.64% increase. The increase was primarily due to an increase in other fees and commissions due to the income of $421,067 on the sale of insurance policies during the third quarter of 2015.

Other Expenses. Other expenses, which consist of non-interest operating expenses, decreased from $10,930,497 in 2015 to $10,901,645 in 2016, a $28,852 or 0.26% decrease. This decrease was primarily due to a decrease in employee benefits, marketing expenses, telephone expenses, legal expenses, and collection expense. These decreases were offset by various increases in other areas, such as professional expenses, other ATM expenses, and the provision in OREO loss expense. Other expenses decreased from $11,412,259 in 2014 to $10,930,497 in 2015, a $481,762 or 4.22% decrease. This decrease was primarily due to a decrease in other expenses because of a reduction in marketing expenses, in salaries and wages, employee benefits, occupancy expense, and the reversal of the reserve for unfunded commitments during the fourth quarter of 2015 of $188,233, offset by increases in the other categories.

Income Taxes. During the year ended December 31, 2016, the Company recorded an income tax credit of ($83,064), compared to an income tax expense of $244,921 for the year ended December 31, 2015. This decrease was primarily due to the decrease in net income before taxes and the large amount of tax exempt interest income recognized during the period. During the year ended December 31, 2015, the Company recorded an income tax expense of $244,921, compared to an income tax expense of $308,652 for the year ended December 31, 2014. This decrease was primarily due to the decrease in net income before taxes.

Comparison of Financial Condition at December 31, 2016, 2015 and 2014

The Company’s total assets decreased to $388,431,995 at December 31, 2016 from $390,580,191 at December 31, 2015. The Company’s total assets decreased to $390,580,191 at December 31, 2015 from $394,629,508 at December 31, 2014.

The Company’s net loan portfolio increased to $262,573,603 at December 31, 2016 compared to $259,636,706 at December 31, 2015 and $273,986,237 at December 31, 2014. In 2016, the increase in the loan portfolio was primarily due to an increase in indirect loans and commercial and industrial mortgages with lesser increases in other areas. This was offset primarily by a decrease in refinance mortgages and lesser decreases in other areas. In 2015, the decrease in the loan portfolio was primarily due to decreases in indirect loans, purchase money mortgage and refinance loans with lesser decreases in other areas. These decreases were partially offset by increases in home equity loans and commercial and industrial loans with lesser increases in other areas. In 2015, mortgage participations sold also increased. In 2014, the increase in the loan portfolio was primarily due to increases in indirect loans, purchase money mortgage, and commercial and industrial construction loans, partially offset by decreases in refinance mortgage loans and commercial and industrial mortgages.

During 2016, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $94,606,576, a $4,183,434 or 4.23%, decrease from $98,790,010 at December 31, 2015. This decrease was primarily due to the pay-down of mortgage backed securities. During 2015, the Company’s total investment securities portfolio (including both investment securities available for sale and investment securities held to maturity) totaled $98,790,010, a $10,796,865 or 12.27%, increase from $87,993,145 at December 31, 2014. This increase was due to investing excess liquidity, which led to an increase in U. S. Government agencies and mortgage backed securities, offset by decreases in U. S. Treasury securities and state and municipal securities. The market value of municipal securities also increased from 2013 to 2014 and contributed to this increase.

Deposits as of December 31, 2016 totaled $333,237,328, a decrease of $1,954,202, or 0.59%, from the $335,191,530 total as of December 31, 2015. Deposits as of December 31, 2015 totaled $335,191,530, a decrease of $3,685,762, or 1.09%, from the $338,877,292 total as of December 31, 2014. Demand deposits as of December 31, 2016 totaled $100,089,967, a $6,505,103, or 6.95%, increase from $93,584,864 at December 31, 2015. NOW and Super NOW accounts, as of December 31, 2016, increased by $1,910,630, or 6.95% from their 2015 level to $29,412,646. Money market accounts decreased by $723,960, or 3.79%, from their 2015 level, to total $18,355,576 at December 31, 2016. Savings deposits increased by $1,993,650, or 2.56%, from their 2015 level, to $80,006,504 at December 31, 2016. Time deposits over $100,000 totaled $46,879,404 on December 31, 2016, a decrease of $4,282,625, or 8.37% from December 31, 2015. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $58,493,231 on December 31, 2016, a $6,896,346 or 10.55% decrease from December 31, 2015.

Total stockholders’ equity as of December 31, 2016 decreased by $361,624, or 1.062%, from the 2015 period. The decrease was attributed to the slight decrease in retained earnings of $10,587, as a result of 101% of net income paid out in dividends and the accumulated other comprehensive loss in 2016 (a $508,323 change). Total stockholders’ equity as of December 31, 2015 increased by $345,286, or 1.02%, from the 2014 period. The increase was attributed to the increase in retained earnings of $605,408, offset by the accumulated other comprehensive income in 2014 now being a loss (a $404,464 change) and by cash dividends paid, net of dividends reinvested.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.

Currently, we break-out our unfunded commitments into the following categories:

o	Unfunded Construction commitments
o	Unfunded Commercial lines of credit and other
o	Unfunded Home Equity LOC
o	Unfunded Demand Deposit overdraft LOC
o	Committed Loans which have not closed
o	Letters of Credit

During 2015, we revised the calculations for the following categories:

o	Unfunded Commercial lines of credit and other – reduce reserve percentage to zero based on historical loss ratios and the Bank’s sole discretion on future funding of any specific account (customer must request funding and the Bank does not have to fund the request if we deem the account is no longer worthy of continued funding; we freeze all funding of accounts that are past due and/or in non-accrual status.)
o	Unfunded Home Equity LOC – reduce reserve percentage to zero based on historical loss ratios and the Bank’s ability to freeze any account based on activity of the account or information which the Bank may obtain such as a drastic decline in collateral value.
o	Unfunded Demand Deposit overdraft LOC – reduce reserve percentage to zero based on historical loss ratios.

We did not change the calculations for the other categories even though we have similar rights as those categories above for the following reasons:

o	Constructions loans – we have the sole discretion to fund these requests, however not funding a construction request can have a material negative impact of our collateral value and therefore we will continue to allocate reserves for the unfunded amounts using the same loss ratio as the funded portion of the portfolio.
o	Committed Loans which have not closed – we have the sole discretion to not fund these loans should material adverse information become known to the Bank, however we are typically near the final stages of our due diligence underwriting of the loan and feel we have similar loss exposure as already funded loans therefore will continue to use the same loss ratio as funded loans.
o	Letters of Credit – in most instances, we must fund the Letter of Credit if such a request is made and do not have the sole discretion as we do for other categories.

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2016, the Bank has accrued $24,794, an increase of $13,027 from 2015, for unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities. The additional provision amount is included in ‘other expense’.

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

The following table sets forth the Bank’s interest-rate sensitivity at December 31, 2016.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$7,425
Federal funds and overnight deposits	3,197	-	-	-	3,197
Securities	-	-	1,507	93,100	94,607
Loans	2,070	13,690	72,319	174,495	262,574
Fixed assets	-	-	-	-	3,323
Other assets	-	-	-	-	17,306

Total assets	$5,267	$13,690	$73,826	$267,595	$388,432

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$100,090
NOW accounts	29,413	-	-	-	29,413
Money market deposit accounts	18,356	-	-	-	18,356
Savings accounts	80,006	-	-	-	80,006
IRA accounts	1,872	6,678	26,278	812	35,640
Certificates of deposit	6,072	18,750	44,695	215	69,732
Long-term borrowings	-	10,000	10,000	-	20,000
Other liabilities	-	-	-	-	1,381
Stockholders’ equity:	-	-	-	-	33,814

Total liabilities and stockholders' equity	$135,719	$35,428	$80,973	$1,027	$388,432

GAP	$(130,452)	$(21,738)	$(7,147)	$266,568
Cumulative GAP	$(130,452)	$(152,190)	$(159,337)	$107,231
Cumulative GAP as a % of total assets	-33.58%	-39.18%	-41.02%	27.61%

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

In addition to gap analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model and, in the Bank’s experience, the changes historically realized have been narrower than those projected by the model. However, the Bank believes that the model is a prudent forecasting tool. As of December 31, 2016, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-16.1%	-7.5%	5.0%	9.4%
% Change in Economic Value of Equity	-15.4%	-2.1%	-2.5%	-12.0%

Inasmuch as a large portion of the Company’s deposits are non-interest bearing in an increased interest rate environment the Company’s interest income increases at a proportionally greater rate than its total interest expense, thereby resulting in higher net interest income.  Conversely, in a declining interest rate environment the decreases in the Company’s interest income will be greater than decreases in its already low interest expense, thereby resulting in lower net interest income.  The Company’s economic value of equity has a positive effect in an increased interest rate environment for shocks of 200 basis points and less because the increase in economic value of the Company’s liabilities is greater than the decline in value of the Company’s assets because the liabilities reprice much slower than our assets, especially considering our interest earning assets are much greater than our interest bearing liabilities.  For an interest rate shock of 300 basis points economic and above produce results whereby the change in economic value of equity is worse.  The Company’s economic value of equity worsens in declining interest rate environments as the majority of our liabilities cannot continue to decrease much from their current levels thus the economic value of our liabilities and our assets both worsen in a declining rate environment.

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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of December 31, 2016, totaled $10,622,162, a decrease of $1,749,246 or 14.14%, from the December 31, 2015 total of $12,371,408. This decrease was due to the normal inflows and outflow of deposits and loans and fluctuations on a daily basis.

As of December 31, 2016, the Bank was permitted to draw on a $65.62 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential first mortgage loans. As of December 31, 2015, there was nothing outstanding under the daily rate credit. As of December 31, 2015, the Bank had a $10 million convertible advance (callable monthly and with a final maturity of November 1, 2017) from the FHLB of Atlanta. This advance has a 3.28% rate of interest. In addition, the Bank had a $5 million convertible advance settled July 21, 2008 with a final maturity of July 23, 2018. This advance has a 2.73% rate of interest and is callable quarterly. Furthermore, the Bank had a $5 million convertible advance taken out August 22, 2008 which has a final maturity of August 22, 2018. This advance has a 3.34% rate of interest and is callable quarterly. In addition, the Bank has three unsecured lines of credit totaling $3 million, $5 million, and $8 million, on which there were no outstanding balances at December 31, 2016.

Federal banking regulations require the Company and the Bank to maintain specified levels of capital. At December 31, 2016, the Company was in compliance with these requirements with a leverage ratio of 8.74%, a Tier 1 risk-based capital ratio of 13.74%, a total risk-based capital ratio of 14.74% and a common equity tier I capital of 13.74%. At December 31, 2016, the Bank met the criteria for designation as a well capitalized depository institution under FDIC regulations.

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

Allowance for Credit Losses. The Bank’s allowance for credit losses is determined based upon estimates that can and do change when the actual events occur, including historical losses as an indicator of future losses, fair market value of collateral, and various general or industry or geographic specific economic events.  The use of these estimates and values is inherently subjective and the actual losses could be greater or less than the estimates.  For further information regarding our allowance for credit losses, see “Allowance for Credit Losses” under Item 1- “Business” of this Annual Report and Note 4 to the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

ASU 2013-08, “Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of investment companies and sets forth a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 became effective for the Company on January 1, 2014 and did not have any significant impact on the Company’s financial statements.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2018. The Company is still evaluating the potential impact on the Company’s financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

ASU 2015-01, “Income Statement Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 became effective for the Company beginning January 1, 2016, though early adoption was permitted. ASU 2015-01 did not have a significant impact on the Company’s financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 became effective for us on January 1, 2016 and did not have a significant impact on our financial statements.

ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for us on January 1, 2016, though early adoption is permitted. ASU 2015-03 did not have a significant impact on our financial statements.

ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective for us on January 1, 2016 and did not have a significant impact on our financial statements.

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

ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. ASU 2015-16 became effective for us on January 1, 2016.  ASU 2015-16 did not have any significant impact on our financial statements.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate- owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material effect on the Company's consolidated financial statements.

ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

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

 Management (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GLEN BURNIE BANCORP

March 29, 2017	By:	/s/ John D. Long
John D. Long
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Long	President, Chief Executive Officer	March 29, 2017
John D. Long	and Director and Acting Chief
Financial Officer

/s/ F. William Kuethe, Jr.	President Emeritus and Director	March 29, 2017
F. William Kuethe, Jr.

/s/ John E. Demyan	Chairman of the Board and Director	March 29, 2017
John E. Demyan

	Director	March 29, 2017
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 29, 2017
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 29, 2017
F. W. Kuethe, III

	Director	March 29, 2017
Charles Lynch

/s/ Edward L. Maddox	Director	March 29, 2017
Edward L. Maddox

/s/ Andrew Cooch	Director	March 29, 2017
Andrew Cooch

	Director	March 29, 2017
Karen B. Thorwarth

	Director	March 29, 2017
Mary Louise Wilcox

Glen Burnie Bancorp and Subsidiaries

Consolidated Financial Statements

December 31, 2016

CONTENTS

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-4
Consolidated Statements of Income	F-5
Consolidated Statements of Comprehensive Income (Loss)	F-6
Consolidated Statements of Changes in Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8 - F-9
Notes to Consolidated Financial Statements	F-10 - F-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and subsidiaries as of December 31, 2016, 2015, and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. Glen Burnie Bancorp and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Burnie Bancorp and subsidiaries as of December 31, 2016, 2015, and 2014, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles general accepted in the United States of America.

Salisbury, Maryland

March 2, 2017

Glen Burnie Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31,	2016	2015	2014

Assets
Cash and due from banks	$6,946,065	$7,493,524	$7,101,352
Interest-bearing deposits in other financial institutions	479,178	2,308,117	2,154,817
Federal funds sold	3,196,919	2,569,767	4,024,065
Cash and cash equivalents	10,622,162	12,371,408	13,280,234
Investment securities available for sale, at fair value	94,606,576	98,790,010	87,993,145
Federal Home Loan Bank stock, at cost	1,200,100	1,203,100	1,327,800
Maryland Financial Bank stock	30,000	30,000	30,000
Ground rents, at cost	163,634	163,638	169,200
Loans, less allowance for credit losses 2016 $2,483,865; 2015 $3,150,251; 2014 $3,117,870;	262,573,603	259,636,706	273,986,237
Premises and equipment, at cost, less accumulated depreciation	3,322,867	3,368,865	3,671,295
Accrued interest receivable on loans and investment securities	1,134,557	1,121,405	1,274,137
Deferred income tax benefits	3,159,917	2,684,611	3,045,235
Other real estate owned	113,893	74,400	45,175
Cash value of life insurance	9,327,878	9,357,712	9,138,658
Other assets	2,176,808	1,778,336	668,392

Total assets	$388,431,995	$390,580,191	$394,629,508

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing	$100,089,967	$93,584,864	$88,562,924
Interest-bearing	233,147,361	241,606,666	250,314,368
Total deposits	333,237,328	335,191,530	338,877,292
Long-term borrowings	20,000,000	20,000,000	20,000,000
Dividends payable	-	-	276,096
Accrued interest payable on deposits	34,123	39,855	39,823
Other liabilities	1,346,355	1,172,993	1,605,770
Total liabilities	354,617,806	356,404,378	360,798,981

Commitments and contingencies

Stockholders' equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding 2016 2,786,855 shares; 2015 2,773,361; 2014 2,760,964 shares;	2,786,855	2,773,361	2,760,964
Surplus	10,129,856	9,986,064	9,854,119
Retained earnings	21,707,535	21,718,122	21,112,714
Accumulated other comprehensive (loss) income, net of tax	(810,057)	(301,734)	102,730
Total stockholders' equity	33,814,189	34,175,813	33,830,527

Total liabilities and stockholders' equity	$388,431,995	$390,580,191	$394,629,508

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2016	2015	2014

Interest income on:
Loans, including fees	$11,189,838	$11,577,254	$12,318,461
U.S. Treasury securities	33,501	79,623	27,763
U.S. Government agency securities	1,025,927	744,813	722,587
State and municipal securities	913,114	1,080,824	1,357,355
Corporate trust preferred securities	-	37,906	21,414
Federal funds sold	46,245	10,132	10,714
Other	72,765	75,097	61,443
Total interest income	13,281,390	13,605,649	14,519,737

Interest expense on:
Deposits	1,481,132	1,750,074	1,893,314
Short-term borrowings	2	138	134
Long-term borrowings	642,228	640,473	640,474
Total interest expense	2,123,362	2,390,685	2,533,922

Net interest income	11,158,028	11,214,964	11,985,815

Provision for credit losses	868,342	1,695,000	1,020,876

Net interest income after provision for credit losses	10,289,686	9,519,964	10,964,939

Other income:
Service charges on deposit accounts	323,112	443,247	463,734
Other fees and commissions	866,584	1,308,106	826,945
Gains on the redemption of BOLI policies	222,855	-	-
Gains on investment securities, net	2,416	1,037,663	1,155,978
Income on life insurance	214,648	219,054	223,841
Total other income	1,629,615	3,008,070	2,670,498

Other expenses:
Salaries and wages	5,050,700	4,926,255	4,998,402
Employee benefits	1,161,152	1,565,384	1,633,443
Occupancy	745,092	778,275	806,916
Furniture and equipment	952,585	932,281	925,207
Other expenses	2,992,116	2,728,302	3,048,291
Total other expenses	10,901,645	10,930,497	11,412,259

Income before income taxes	1,017,656	1,597,537	2,223,178

Federal and state income taxes	(83,064)	244,921	308,652

Net income	$1,100,720	$1,352,616	$1,914,526

Basic and diluted earnings per share of common stock	$0.40	$0.49	$0.69

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,	2016	2015	2014

Net income	$1,100,720	$1,352,616	$1,914,526

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during the period (net of deferred taxes (benefits) 2016 ($334,756); 2015 $145,606; 2014 $1,305,107)	(506,868)	220,469	1,976,117
Reclassification adjustment for net gains included in net income (net of deferred taxes) 2016 $961; 2015 $412,730; 2014 $459,212)	(1,455)	(624,933)	(695,312)
Total other comprehensive (loss) income	(508,323)	(404,464)	1,280,805

Comprehensive income (loss)	$592,397	$948,152	$3,195,331

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2016, 2015, and 2014

					Accumulated
					Other
					Comprehensive	Total
	Common Stock			Retained	(Loss)	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balances, December 31, 2013	2,747,370	2,747,370	9,713,335	20,300,531	(1,178,075)	31,583,161

Net income	-	-	-	1,914,526	-	1,914,526
Cash dividends, $.40 per share	-	-	-	(1,102,343)	-	(1,102,343)
Dividends reinvested under dividend reinvestment plan	13,594	13,594	140,784	-	-	154,378
Other comprehensive income net of tax	-	-	-	-	1,280,805	1,280,805

Balances, December 31, 2014	2,760,964	$2,760,964	$9,854,119	$21,112,714	$102,730	$33,830,527

Net income	-	-	-	1,352,616	-	1,352,616
Cash dividends, $.27 per share	-	-	-	(747,208)	-	(747,208)
Dividends reinvested under dividend reinvestment plan	12,397	12,397	131,945	-	-	144,342
Other comprehensive loss, net of tax	-	-	-	-	(404,464)	(404,464)

Balances, December 31, 2015	2,773,361	$2,773,361	$9,986,064	$21,718,122	$(301,734)	$34,175,813

Net income	-	-	-	1,100,720	-	1,100,720
Cash dividends, $.40 per share	-	-	-	(1,111,307)	-	(1,111,307)
Dividends reinvested under dividend reinvestment plan	13,494	13,494	143,792	-	-	157,286
Other comprehensive loss, net of tax	-	-	-	-	(508,323)	(508,323)

Balances, December 31, 2016	2,786,855	$2,786,855	$10,129,856	$21,707,535	$(810,057)	$33,814,189

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2016	2015	2014

Cash flows from operating activities:
Net income	$1,100,720	$1,352,616	$1,914,526
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,190,711	1,139,547	812,331
Provision for credit losses	868,342	1,695,000	1,020,876
Deferred income tax benefits, net	(147,029)	627,749	(286,670)
Gains on disposals of assets, net	(3,866)	(1,073,286)	(1,213,844)
Provision on losses of other real estate owned	35,799	-	91,448
Income on investment in life insurance	(214,648)	(219,054)	(223,841)
Changes in assets and liabilities:
Decrease in ground rents	-	5,562	-
(Increase) decrease in accrued interest receivable	(13,152)	152,732	235,101
(Increase) decrease in other assets	(398,473)	(1,109,944)	56,011
(Decrease) increase in accrued interest payable	(5,732)	32	11,300
Increase (decrease) in other liabilities	173,362	(432,777)	101,973

Net cash provided by operating activities	2,586,034	2,138,177	2,519,211

Cash flows from investing activities:
Maturities and principal paydowns of available for sale mortgage-backed securities	18,000,155	15,088,957	9,109,664
Proceeds from sales of available for sale debt securities	5,265,658	27,030,183	30,269,965
Purchases of available for sale mortgage-backed securities	(9,584,734)	(38,206,832)	(28,703,606)
Purchases of other available for sale investment securities	(11,148,131)	(15,089,446)	(21,464,085)
Purchase of FHLB stock	3,000	124,700	125,100
(Increase) decrease in loans, net	(4,045,333)	12,580,131	(4,368,168)
Proceeds from sales of other real estate	166,257	80,420	1,153,883
Proceeds from redemption of life insurance policy	244,483	-	-
Purchases of premises and equipment	(328,412)	(90,392)	(442,529)

Net cash provided (used) by investing activities	(1,427,057)	1,517,721	(14,319,776)

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	6,505,103	5,021,940	1,815,399
(Decrease) increase in time deposits, net	(8,459,305)	(8,707,702)	13,258,537
Cash dividends paid	(1,111,307)	(1,023,304)	(1,100,984)
Common stock dividends reinvested	157,286	144,342	154,378

Net cash (used) provided by financing activities	(2,908,223)	(4,564,724)	14,127,330

(Decrease) increase in cash and cash equivalents	(1,749,246)	(908,826)	2,326,765

Cash and cash equivalents, beginning of year	12,371,408	13,280,234	10,953,469

Cash and cash equivalents, end of year	$10,622,162	$12,371,408	$13,280,234

Glen Burnie Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

Years Ended December 31,	2016	2015	2014

Supplementary Cash Flow Information:
Interest paid	$2,129,094	$2,390,653	$2,522,622
Income taxes paid	-	625,000	300,000
Total decrease (increase) in unrealized depreciation on available for sale securities	(836,600)	(670,016)	2,126,700

Supplementary Noncash Investing Activities:
Loans converted to other real estate	240,098	74,400	45,175

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies (continued)

The allowance for loan losses typically consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either ASC Topic 450, Accounting for Contingencies, or ASC Topic 310, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. Loans of similar type and purpose, not meeting the criteria of ASC 310, are pooled into homogenous sub portfolios and to each sub portfolio a total reserve factor is applied based on the historical loss experience and six adjustment factors. To determine the correct amount of allowance for credit losses the Bank uses the current year’s loss data and the previous three years of loss data for each portfolio on a non-weighted average. The current year’s data is annualized to a twelve-month basis to determine a loss percentage. The averages for each portfolios historical losses are then adjusted by six broad qualitative factors applied to each of the loan sub-portfolios. The historical loss analysis is performed quarterly and loss factors are updated monthly based on actual experience.

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

Our current charge-off policy is as follows:

When the probability for full payment of a loan is unlikely, the Bank will initiate a full charge-off or a partial write-down of the asset based upon the status of the loan. The following guidelines apply:

•	Consumer loans less than $25,000 for which payments of principal and/or interest are past due ninety (90) days shall be charged-off and referred for collection. Consumer loans of $25,000 or more shall be evaluated for charge-off or partial write-down at the discretion of Bank management.
•	Any other loan over 120 days past due shall be evaluated for charge-off or partial write-down at the discretion of Bank management. [Note: any non-consumer unsecured loan more than 180 days delinquent in payment of principal and/or interest (or sooner if deemed uncollectible) must be charged-off in full].
•	If secured, a charge-off must be made to reduce the loan balance to a level equal to the anticipated liquidation value of the collateral when payment of principal and/or interest is more than 180 days delinquent, or prior to that if deemed uncollectible.
•	Generally, real estate secured loans are to be charged-off on a deficiency basis after liquidation of the collateral. In some cases, Bank management may determine that a charge-off or write-down is appropriate prior to liquidation of the collateral, when the full loan balance is clearly uncollectible and some loss is anticipated. In order to make this determination, an updated evaluation or appraisal of the property should be obtained.

All charge-offs or partial write-downs require the prior joint approval of the Chief Lending Officer and the President/CEO. All charge-offs or partial write-downs are be reported to the Board of Directors at the next regularly scheduled board meeting.

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

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value (appraised value less the estimated cost to sell) at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other income or expenses. Gains and losses realized from the sale of OREO are included in other income or expenses. Loans converted to OREO through foreclosure proceedings totaled $113,893, $74,400, and $45,175 for the years ended December 31, 2016, 2015, and 2014, respectively. The Bank financed no sales of OREO for 2016, 2015, or 2014, respectively.

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

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles, including goodwill, is reviewed by the Bank for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Asset. As of December 31, 2016, 2015, and 2014, certain loans existed which management considered impaired (See Note 4).

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

Note 2. Restrictions on Cash and Due from Banks

The Federal Reserve requires the Bank to maintain noninterest-bearing cash reserves against certain categories of average deposit liabilities. Such reserves averaged approximately $3,546,000, $4,469,000, and $4,985,000 during the years ended December 31, 2016, 2015, and 2014, respectively.

Note 3. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury	$1,501,359	$5,301	$-	$1,506,660
State and municipal	34,333,029	92,261	579,863	33,845,427
Mortgage-backed	60,109,799	12,771	868,081	59,254,489

	$95,944,187	$110,333	$1,447,944	$94,606,576

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury	$2,995,525	$122	$4,162	$2,991,485
State and municipal	29,635,572	397,568	37,041	29,996,099
Mortgage-backed	66,659,924	21,182	878,680	65,802,426

	$99,291,021	$418,872	$919,883	$98,790,010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury	$7,946,530	$5,843	$23,883	$7,928,490
U.S. Government agencies	28,360	295,584	-	323,944
State and municipal	32,771,006	813,974	75,534	33,509,446
Corporate trust preferred	247,150	-	83,695	163,455
Mortgage-backed	46,831,094	95,832	859,116	46,067,810

	$87,824,140	$1,211,233	$1,042,228	$87,993,145

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 are as follows:

Securities available for sale:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury	$-	$-	$-	$-	$-	$-
State and Municipal	19,199,670	579,863	-	-	19,199,670	579,863
Mortgaged-backed	43,094,293	575,326	10,588,751	292,755	53,683,044	868,081

	$62,293,963	$1,155,189	$10,588,751	$292,755	$72,882,714	$1,447,944

At December 31, 2016, the Company did not have any securities that had impairment charges. During the year ending December 31, 2015, the Company sold the Regional Diversified Funding, Senior notes and the FNMA/FHLMC Preferred stocks, which had previous impairment charges. As a result of this testing, no write-downs were required in 2015 and 2014.

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

As of December 31, 2016, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On December 31, 2016, the Bank held 18 investment securities having continuous unrealized loss positions for more than 12 months. Except as noted above, management has determined that all unrealized losses are either due to increases in market interest rates over the yields available at the time the underlying securities were purchased, current call features that are nearing, and the effect the sub-prime market has had on all mortgaged-backed securities. The Bank has no mortgaged-backed securities collateralized by sub-prime mortgages. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the remaining securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2016, management believes the impairments detailed in the table above are temporary and no additional impairment loss is required to be realized in the Company’s consolidated income statement.

A rollforward of the cumulative other-than-temporary credit losses recognized in earnings for all debt and equity securities for which a portion of an other-then-temporary loss is recognized in accumulated other comprehensive loss is as follows:

	2016	2015	2014

Estimated credit losses, beginning of year	$-	$3,262,496	$3,262,496
Sales of securities with previous OTTI recognized	-	(3,262,496)	-
Credit losses - no previous OTTI recognized	-	-	-
Credit losses - previous OTTI recognized	-	-	-

Estimated credit losses, end of year	$-	$-	$3,262,496

Contractual maturities of investment securities at December 31, 2016, 2015, and 2014 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investment Securities (continued)

	Available for Sale
	Amortized	Fair
December 31, 2016	Cost	Value

Due within one year	$-	$-
Due over one to five years	1,501,359	1,506,660
Due over five to ten years	1,054,391	1,017,123
Due over ten years	33,278,638	32,828,304
Mortgage-backed, due in monthly installments	60,109,799	59,254,489

	$95,944,187	$94,606,576

	Available for Sale
	Amortized	Fair
December 31, 2015	Cost	Value

Due within one year	$-	$-
Due over one to five years	2,995,525	2,991,485
Due over five to ten years	-	-
Due over ten years	29,635,572	29,996,099
Mortgage-backed, due in monthly installments	66,659,924	65,802,426

	$99,291,021	$98,790,010

	Available for Sale
	Amortized	Fair
December 31, 2014	Cost	Value

Due within one year	$61,064	$61,780
Due over one to five years	5,938,706	5,923,560
Due over five to ten years	2,007,824	2,004,890
Due over ten years	32,957,092	33,611,161
Mortgage-backed, due in monthly installments	46,859,454	46,391,754

	$87,824,140	$87,993,145

Proceeds from sales of available for sale securities prior to maturity totaled $5,265,658, $27,030,183, and $30,269,965 for the years ended December 31, 2016, 2015, and 2014, respectively. The Bank realized gains of $21,653 and losses of $19,237 on those sales for 2016. The Bank realized gains of $1,038,084 and losses of $421 on those sales for 2015. The Bank realized gains of $1,210,332 and losses of $54,354 on those sales for 2014. Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade. Income tax expense relating to net gains on sales of investment securities totaled $965, $409,306, and $455,976 for the years ended December 31, 2016, 2015, and 2014, respectively.

The Bank has no derivative financial instruments required to be disclosed under ASC Topic 815, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance

Major categories of loans are as follows:

	2016	2015	2014
Mortgage:
Residential	$105,878,368	$116,027,206	$120,933,420
Commercial	66,756,432	62,469,425	62,601,469
Construction and land development	5,210,949	5,518,588	7,073,720
Demand and time	4,679,475	4,539,701	3,518,752
Installment	83,581,052	75,302,771	84,103,142
	266,106,276	263,857,691	278,230,503
Unearned income on loans	(1,048,808)	(1,070,734)	(1,126,396)
	265,057,468	262,786,957	277,104,107
Allowance for credit losses	(2,483,865)	(3,150,251)	(3,117,870)

	$262,573,603	$259,636,706	$273,986,237

The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s installment loan portfolio included approximately $69,902,000, $60,607,000, and $67,551,000 of such loans at December 31, 2016, 2015 and 2014, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Executive officers, directors, and their affiliated interests enter into loan transactions with the Bank in the ordinary course of business. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. They do not involve more than normal risk of collectability or present other unfavorable terms. At December 31, 2016, 2015, and 2014, the amounts of such loans outstanding totaled $444,568, $787,894, and $556,188 respectively. During 2016, loan additions and repayments/transfers totaled $607,000 and $950,326, respectively.

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

Each of these segments are reviewed and analyzed quarterly using the average historical charge-offs over a current four year period for their respective segments as well as the following qualitative factors:

•	Changes in asset quality including past due (30-89 days) loans, nonaccrual loans, classified assets, watch list loans all in relation to total loans. Also policy exception in relationship to loan volume.
•	Changes in the rate and direction of the loan volume of the portfolio.
•	Concentration of credit including the percentage, changes, and relative to goals.
•	Changes in macro economic factors including the rates and direction of unemployment, median income and population.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

•	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes and weighted required reserve trends.
•	Changes in the charge offs / recoveries adjusting with rate and direction.

The above factors result in a FAS 5, as codified in FASB ASC 450-10-20, calculated reserve for environmental factors.

All credit exposures graded above a rating of “5” with outstanding balances (see ratings on page F-21) are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management’s estimate of loan losses inherent in the loan portfolio as of December 31, 2016.

The following table presents the total allowance by loan segment:

	Commercial		Consumer
	and	Commercial	and	Residential
2016	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$305,323	$261,663	$803,902	$1,630,898	$148,465	$3,150,251
Provision for credit losses	(29,619)	361,024	431,428	239,803	(134,294)	868,342
Recoveries	8,615	-	335,464	34,336	-	378,415
Loans charged off	-	(363,822)	(695,242)	(854,079)	-	(1,913,143)

Balance, end of year	$284,319	$258,865	$875,552	$1,050,958	$14,171	$2,483,865

Individually evaluated for impairment:
Balance in allowance	$228,500	$-	$49,509	$251,504	$-	$529,513
Related loan balance	228,500	1,412,914	503,460	2,871,898	-	5,016,772

Collectively evaluated for impairment:
Balance in allowance	$55,819	$258,865	$826,043	$799,454	$14,171	$1,954,352
Related loan balance	4,450,975	68,008,950	83,077,591	105,551,988	-	261,089,504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
2015	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$385,631	$335,009	$1,281,222	$1,169,627	$(53,619)	$3,117,870
Provision for credit losses	(78,901)	(23,814)	296,437	1,299,194	202,084	1,695,000
Recoveries	1,400	13,468	486,776	10,473	-	512,117
Loans charged off	(2,807)	(63,000)	(1,260,533)	(848,396)	-	(2,174,736)

Balance, end of year	$305,323	$261,663	$803,902	$1,630,898	$148,465	$3,150,251

Individually evaluated for impairment:
Balance in allowance	$240,500	$100,745	$65,353	$697,088	$-	$1,103,686
Related loan balance	240,500	1,143,317	950,722	2,792,239	-	5,126,778

Collectively evaluated for impairment:
Balance in allowance	$64,823	$160,918	$738,549	$933,810	$148,465	$2,046,565
Related loan balance	4,299,201	63,128,304	74,352,049	116,951,359	-	258,730,913

	Commercial		Consumer
	and	Commercial	and	Residential
2014	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$412,909	$898,362	$1,187,604	$593,463	$(120,319)	$2,972,019
Provision for credit losses	(4,580)	(448,027)	601,522	805,261	66,700	1,020,876
Recoveries	6,440	128,068	331,108	5,714	-	471,330
Loans charged off	(29,138)	(243,394)	(839,012)	(234,811)	-	(1,346,355)

Balance, end of year	$385,631	$335,009	$1,281,222	$1,169,627	$(53,619)	$3,117,870

Individually evaluated for impairment:
Balance in allowance	$252,500	$148,791	$186,226	$682,642	$-	$1,270,159
Related loan balance	252,500	2,155,816	1,106,217	2,931,143	-	6,445,676

Collectively evaluated for impairment:
Balance in allowance	$133,131	$186,218	$1,094,996	$486,985	$(53,619)	$1,847,711
Related loan balance	3,266,252	63,486,816	82,996,925	122,034,834	-	271,784,827

As of December 31, 2016, the allowance for loan losses included an unallocated portion in the amount of $14,171. The unallocated portion for 2015 and 2014 was $148,465 and ($53,619), respectively. The unallocated portion of the allowance for credit losses is available to absorb further losses that may not necessarily be accounted for in the current model. Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

Following is a sheet showing activity for non-accrual loans during the years 2016, 2015, and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Totals

December 31, 2013 Balance	14,286	1,237,647	338,212	1,123,248	2,713,393
Transfers into non-accrual	261,500	1,460,146	1,325,078	488,136	3,534,860
Transfers to OREO	-	-	-	(45,175)	(45,175)
Loans paid down/payoffs	(246,648)	(1,357,287)	(308,926)	(165,958)	(2,078,819)
Loans returned to accrual status	-	-	-	-	-
Loans charged off	(29,138)	(243,394)	(839,012)	(234,811)	(1,346,355)

December 31, 2014 Balance	-	1,097,112	515,352	1,165,440	2,777,904
Transfers into non-accrual	2,807	-	1,910,251	4,229,549	6,142,607
Transfers to OREO	-	-	-	(74,400)	(74,400)
Loans paid down/payoffs	-	(734,000)	(568,741)	(1,588,885)	(2,891,626)
Loans returned to accrual status	-	-	-	-	-
Loans charged off	(2,807)	(63,000)	(1,260,533)	(848,396)	(2,174,736)

December 31, 2015 Balance	-	300,112	596,329	2,883,308	3,779,749
Transfers into non-accrual	-	840,300	968,536	1,461,106	3,269,942
Transfers to OREO	-	(113,893)	-	(126,205)	(240,098)
Loans paid down/payoffs	-	(15,392)	(102,038)	(209,702)	(327,132)
Loans returned to accrual status		-	(311,953)	(506,443)	(818,396)
Loans charged off	-	(363,822)	(695,242)	(854,079)	(1,913,143)

December 31, 2016 Balance	-	647,305	455,632	2,647,985	3,750,922

Credit Quality Information

The following table represents credit exposures by creditworthiness category for the year ending December 31, 2016. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

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

The Bank contracts with an independent 3rd party loan review firm that reviews and validates the internal credit risk program on an annual basis. Results of these reviews are presented to the Audit Committee for approval and then to management for implementation. The loan review process compliments and reinforces the risk identification and assessment decisions made by the lenders and credit personnel as well as the Bank’s policies and procedures.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
	and	Commercial	and	Residential
2016	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,357,475	$64,207,732	$82,942,573	$105,225,879	$256,733,659
Special mention	93,500	3,801,217	276,012	527,189	4,697,918
Substandard	228,500	1,412,915	326,653	2,492,601	4,460,669
Doubtful	-	-	35,814	178,216	214,030
Loss	-	-	-	-	-

	$4,679,475	$69,421,864	$83,581,052	$108,423,885	$266,106,276

Non-accrual	-	647,305	455,632	2,647,985	3,750,922
Troubled debt restructures	228,500	-	35,814	48,131	312,445
Number of TDRs accounts	1	-	1	1	3
Non-performing TDRs	-	-	35,814	48,131	83,945
Number of TDR accounts	-	-	1	1	2

	Commercial		Consumer
	and	Commercial	and	Residential
2015	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,878,588	$58,706,189	$72,975,858	$116,323,949	$251,884,584
Special mention	168,113	4,422,115	1,652,579	539,483	6,782,290
Substandard	493,000	1,443,429	509,211	2,048,338	4,493,978
Doubtful	-	-	165,123	531,716	696,839
Loss	-	-	-	-	-

	$4,539,701	$64,571,733	$75,302,771	$119,443,486	$263,857,691

Non-accrual	-	300,112	596,329	2,883,308	3,779,749
Troubled debt restructures	240,500	-	-	49,868	290,368
Number of TDRs accounts	1	-	-	1	2
Non-performing TDRs	-	-	-	-	-
Number of TDR accounts	-	-	-	-	-

The chart for 2015 has been changed since originally submitted to reflect changes in the non-accrual amount for commercial real estate (an increase of $300,112) and a decrease in the residential real estate amount of $300,112. There has also been an increase in the residential real estate amount for the substandard of $272,500, which has decreased the residential real estate Pass amount by $272,500.

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

At December 31, 2016, the recorded investment in TDR’s reflected one loan in the amount of $228,500 which is performing under the terms of the modified agreement and two loans in the amount of $83,945 which are on nonaccrual. At December 31, 2015, the recorded investment in TDR’s reflected one loan in the amount of $240,500 which is performing under the terms of the modified agreement and one loan in the amount of $49,868 which is on nonaccrual. At December 31, 2014, the recorded investment in TDR’s reflected one loan in the amount of $252,500 which is still performing under the terms of the modified agreement.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans.

Current, past due, and nonaccrual loans by categories of loans are as follows:

			90 Days or
		30-89 Days	More and
2016	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,679,475	$-	$-	$-	$4,679,475
Commercial real estate	68,774,559	-	-	647,305	69,421,864
Consumer and indirect	82,133,896	991,524	-	455,632	83,581,052
Residential real estate	103,941,243	1,798,391	36,266	2,647,985	108,423,885

	$259,529,173	$2,789,915	$36,266	$3,750,922	$266,106,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

			90 Days or
		30-89 Days	More and
2015	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,539,701	$-	$-	$-	$4,539,701
Commercial real estate	64,270,345	1,276	-	300,112	64,571,733
Consumer and indirect	73,568,010	1,122,155	16,277	596,329	75,302,771
Residential real estate	115,715,127	806,566	38,485	2,883,308	119,443,486

	$258,093,183	$1,929,997	$54,762	$3,779,749	$263,857,691

The 2015 chart has changed from the original submitted in 2016 in order to agree to another chart that has changed. The change was a reclassification to include $300,112 in non-accrual for commercial real estate, which was removed from the residential real estate amount for non-accrual. Total nonaccruals in 2015 has not changed.

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

Loans on which the accrual of interest has been discontinued totaled $3,750,922, $3,779,749, and $2,777,904 at December 31, 2016, 2015, and 2014, respectively. Interest that would have been accrued under the terms of these loans totaled $213,452, $239,038, and $255,682 for the years ended December 31, 2016, 2015, and 2014, respectively. Loans past due 90 days or more and still accruing interest totaled $36,266, $54,762, and $196,772 at December 31, 2016, 2015, and 2014, respectively. Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Non-accrual loans with specific reserves at December 31, 2016 are comprised of:

Residential Real Estate – Three loans to three borrowers in the amount of $1,393,327 secured by residential properties with specific reserves of $251,504 established for the loans.

Consumer and Indirect Loans – Two loans to two borrowers in the amount of $128,151 with $49,509 of specific reserves established for the loans.

Commercial Real Estate – One Loan to one borrower in the amount of $228,500 secured by commercial and or residential properties with specific reserves of $228,500 established for the loan.

Impaired Loans

A loan is evaluated for individual impairment if it meets one or more of the following criteria:

(1) In a non-accrual status

(2) Risk rated substandard and not paying according to contractual terms

(3) Risk rated substandard and in default of loan agreement

(4) Risk rated doubtful

(5) Classified as TDR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

When management identifies a loan as impaired, the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management used the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. Loans that are identified to be individually evaluated for impairment where the allowance measure is zero but continue to meet the criteria above, are considered non-performing, are in a collection status and remain under continuous monitoring for potential impairment. These loans are not returned to the pool of loans collectively evaluated for impairment.

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

2016	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,393,327	$1,421,965	$58,115	$251,504	$1,442,544
Commercial	-	-	-	-	-
Consumer	128,151	128,151	-	49,509	166,841
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	228,500	228,500	8,014	228,500	234,579
Total impaired loans with specific reserves	$1,749,978	$1,778,616	$66,129	$529,513	$1,843,964

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,478,571	$2,218,332	$20,983	n/a	$2,463,089
Commercial	1,412,914	1,565,219	58,797	n/a	1,593,903
Consumer	182,320	182,320	109	n/a	74,880
Installment	192,989	192,989	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$3,266,794	$4,158,860	$79,889	-	$4,131,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans and Allowance (continued)

2015	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,809,429	$1,809,429	$56,804	$697,088	$1,820,233
Commercial	300,112	300,112	-	100,745	314,929
Consumer	145,874	145,874	-	65,353	170,499
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	240,500	240,500	10,517	240,500	246,571
Total impaired loans with specific reserves	$2,495,915	$2,495,915	$67,321	$1,103,686	$2,552,232

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$982,810	$1,115,579	$14,664	n/a	$1,170,747
Commercial	843,205	843,205	37,786	n/a	876,376
Consumer	364,695	449,370	1,696	n/a	452,682
Installment	440,153	440,153	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$2,630,863	$2,848,307	$54,146	-	$2,499,805

2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$2,726,247	$2,726,247	$177,707	$682,642	$2,747,299
Commercial	1,094,708	1,094,708	783	148,791	1,162,367
Consumer	611,728	611,728	30,903	186,226	622,854
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	252,500	252,500	11,027	252,500	258,577
Total impaired loans with specific reserves	$4,685,183	$4,685,183	$220,420	$1,270,159	$4,791,097

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$204,896	$266,091	$2,641	n/a	$340,435
Commercial	1,061,108	1,061,108	48,548	n/a	1,089,641
Consumer	60,656	60,656	-	n/a	-
Installment	433,833	433,833	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$1,760,493	$1,821,688	$51,189	-	$1,430,076

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful
	lives	2016	2015	2014

Land		$684,977	$684,977	$684,977
Buildings	5-50 years	6,372,495	6,283,741	6,221,980
Equipment and fixtures	5-30 years	5,442,106	5,365,211	5,400,514
Construction in progress		7,364	500	53,197
		12,506,942	12,334,429	12,360,668
Accumulated depreciation		(9,184,075)	(8,965,564)	(8,689,373)

		$3,322,867	$3,368,865	$3,671,295

Depreciation expense totaled $374,409, $393,200, and $399,083 for the years ended December 31, 2016, 2015, and 2014, respectively. Amortization of software totaled $87,389, $59,506, and $21,970 for the years ended December 31, 2016, 2015, and 2014, respectively.

The Bank leases its Severna Park and Linthicum branches. Minimum lease obligations under the Severna Park branch are $33,000 per year through September 2017. Minimum lease obligations under the Linthicum branch are $120,952 per year through December 2024, adjusted annually on a pre-determined basis. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Rent expense totaled $160,029, $153,659, and $150,145 for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 6. Federal Home Loan Bank and Short-term Borrowings

The Bank owned 12,000 shares of common stock of the FHLB at December 31, 2016. The Bank is required to maintain an investment of 0.2% of total assets, adjusted annually, plus 4.5% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 20% of the

Bank’s total assets, or approximately $65,626,000 at December 31, 2016. Long-term advances totaled $20,000,000 under this credit arrangement at December 31, 2016 (see Note 7). This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings under this facility approximated $137, $21,918, and $24,658 for 2016, 2015, and 2014, respectively.

The Bank also had available unsecured federal funds lines of credit from three financial institutions for $3,000,000, $5,000,000, and $8,000,000. No balances were outstanding on these lines of credit on December 31, 2016

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	2016	2015	2014

Federal Home Loan Bank of Atlanta, convertible advances	$20,000,000	$20,000,000	$20,000,000

	$20,000,000	$20,000,000	$20,000,000

The Federal Home Loan Bank of Atlanta, convertible advances total includes the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-term Borrowings (continued)

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

At December 31, 2016, the scheduled maturities of long-term borrowings are as follows:

2016

2017	$10,000,000
2018	10,000,000
$20,000,000

Note 8. Deposits

Major classifications of interest-bearing deposits are as follows:

	2016	2015	2014

NOW and SuperNOW	$29,412,646	$27,502,016	$26,990,274
Money Market	18,355,576	19,079,536	20,465,436
Savings	80,006,504	78,107,913	74,973,038
Certificates of Deposit, $100,000 or more	30,874,898	34,239,331	36,118,031
Other time deposits	74,497,737	82,677,870	91,767,589

	$233,147,361	$241,606,666	$250,314,368

Interest expense on deposits is as follows:

	2016	2015	2014

NOW and SuperNOW	$8,801	$9,711	$11,608
Money Market	9,462	12,763	9,965
Savings	44,866	39,936	37,537
Certificates of Deposit, $100,000 or more	455,781	522,637	523,472
Other time deposits	962,222	1,165,027	1,310,732

	$1,481,132	$1,750,074	$1,893,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Deposits (continued)

At December 31, 2016, the scheduled maturities of time deposits are approximately as follows:

2016

2017	$33,373,000
2018	21,195,000
2019	26,390,000
2020	14,494,000
2021	8,894,000
2022 and thereafter	1,027,000

$105,373,000

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1,623,000, $1,971,000, and $2,331,000 at December 31, 2016, 2015, and 2014, respectively.

The Bank had no brokered deposits at December 31, 2016, 2015, and 2014.

Note 9. Income Taxes

The components of income tax expense for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Current:
Federal	$37,591	$(322,723)	$408,056
State	26,374	(60,104)	187,266

Total current	63,965	(382,827)	595,322
Deferred income (benefits) taxes:
Federal	(185,031)	352,543	(253,848)
State	38,002	275,205	(32,822)

Total deferred (benefits) taxes	(147,029)	627,748	(286,670)

Income tax expense	$(83,064)	$244,921	$308,652

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2016, 2015, and 2014 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes (continued)

	2016	2015	2014

Income before income tax expense (benefit)	$1,017,656	$1,597,537	$2,223,178

Taxes computed at Federal income tax rate	$346,003	$543,163	$755,881
Increase (decrease) resulting from:
Tax-exempt income	(457,858)	(441,890)	(531,764)
State income taxes, net of Federal income tax benefit	42,488	141,966	101,933
Other	(13,697)	1,682	(17,398)

Income tax expense	$(83,064)	$244,921	$308,652

The components of the net deferred income tax benefits as of December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014

Deferred income tax benefits:
Accrued deferred compensation	$145,654	$153,256	$142,308
Impairment loss on investment securities	-	-	1,305,584
Allowance for credit losses	94,628	362,732	364,697
Nonaccrual interest	445,173	445,173	445,173
Alternative minimum tax credits	966,855	929,264	615,186
Net operating loss carryforward credits	665,119	373,986	-
Accumulated depreciation	53,706	61,019	72,354
Other real estate owned	18,293	14,940	14,940
Reserve for unfunded commitments	9,780	4,641	78,890
Other temporary differences	22,540	2,116	2,116
Accumulated securities premium accretion	210,615	138,207	71,834
Net unrealized depreciation on investment securities available for sale	527,554	199,277	-
Total deferred income tax benefits	3,159,917	2,684,611	3,113,082

Deferred income tax liabilities:
Accumulated securities discount accretion	-	-	-
Net unrealized appreciation on investment securities available for sale	-	-	67,847
Total deferred income tax liabilities	-	-	67,847

Net deferred income tax benefits	$3,159,917	$2,684,611	$3,045,235

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future. At December 31, 2016, 2015, and 2014, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes).

The Company’s federal income tax returns for 2015, 2014, and 2013 are subject to examinations by the IRS generally for three years after they were filed. In addition, the Company’s state tax returns for the same years are subject to examination by state tax authorities for similar time periods. The 2016 income tax return will be filed in 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Pension and Profit Sharing Plans

The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. Annual contributions, included in employee benefit expense, totaled $210,604, $225,179, and $229,500 for the years ended December 31, 2016, 2015, and 2014, respectively.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees. The Bank’s contributions to the plan, included in employee benefit expense, totaled $21,261, $191,391, and $228,516 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Bank had a money purchase pension plan, which provided for annual employer contributions based on employee compensation, and covered substantially all employees. The Bank made additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of this pension plan. These additional contributions, also included in employee benefit expense, totaled $1,014, $1,014, and $8,159 for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 11. Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies. Cash value totaled $9,327,878, $9,357,712, and $9,138,658 at December 31, 2016, 2015, and 2014, respectively. Income on their insurance investment totaled $214,648, $219,054, and $223,841 for 2016, 2015, and 2014, respectively.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees. Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Other Operating Expenses

Other operating expenses include the following:

	2016	2015	2014

Professional services	$757,288	$712,851	$677,308
Stationery, printing and supplies	208,644	172,709	185,963
Postage and delivery	160,058	138,691	164,814
FDIC assessment	288,182	305,972	279,584
Directors fees and expenses	224,516	223,542	239,769
Marketing	78,851	142,224	239,437
Data processing	120,089	76,895	25,404
Correspondent bank services	50,821	51,308	45,362
Telephone	191,814	229,257	223,071
Liability insurance	65,962	74,508	73,925
Losses (gains) and expenses on OREO	17,987	29,536	62,493
Other ATM expense	165,498	121,487	125,845
Other	662,406	449,322	705,316

	$2,992,116	$2,728,302	$3,048,291

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	2016	2015	2014
Loan commitments:
Construction and land development	$-	$-	$-
Other mortgage loans	3,066,000	970,000	1,666,000

	$3,066,000	$970,000	$1,666,000
Unused lines of credit:
Home-equity lines	$2,991,126	$2,558,091	$3,825,462
Commercial lines	18,474,238	17,195,796	15,156,201
Secured consumer line	-	27,500	50,000
Unsecured consumer lines	633,351	634,122	674,429

	$22,098,715	$20,415,509	$19,706,092

Letters of credit:	$47,580	$47,580	$57,580

Loan commitments and lines of credit are agreements to lend to customers as long as there is no violation of any conditions of the contracts. Loan commitments generally have interest rates fixed at current market amounts, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Many of the loan commitments and lines of credit are expected to expire without being

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Commitments and Contingencies (continued)

drawn upon; accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral or other security obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include deposits held in financial institutions, U.S. Treasury securities, other marketable securities, accounts receivable, inventory, property and equipment, personal residences, income-producing commercial properties, and land under development. Personal guarantees are also obtained to provide added security for certain commitments.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2016, the Bank has accrued $24,794 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 14. Stockholders’ Equity

Restrictions on dividends:

Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.

Retained earnings from which dividends may not be paid without prior approval totaled approximately $19,729,000, $18,752,000, and $17,171,000 at December 31, 2016, 2015, and 2014, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

Employee stock purchase benefit plans:

The Company has a stock-based compensation plan, which is described below. There were no options issued during the years ended December 31, 2016, 2015, and 2014.

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

At December 31, 2016, shares of common stock reserved for issuance under the plan totaled 48,011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity (continued)

During 2016, 2015, and 2014, shares of common stock purchased under the plan totaled 13,494, 12,397, and 13,594 respectively. At December 31, 2016, shares of common stock reserved for issuance under the plan totaled 171,645.

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

There was no activity under this plan for the years ended December 31, 2016, 2015, and 2014.

At December 31, 2016, shares of common stock reserved for issuance under the plan totaled 313,919.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity (continued)

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Bank or Bancorp. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of December 31, 2016 for the Bank and Bancorp under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 and December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Management believes that as of December 31, 2016, the Bancorp and the Bank are “well capitalized” based on the ratios presented below.

			Minimum Capital		Minimum Capital		To Be Well Capitalized
			Required - Basel III		Required - Basel III Fully		Under Prompt Corrective
	Actual		Phased-In Schedule		Phased-In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016
Total Capital
(to Risk Weighted Assets)
Company	$36,750,000	14.7%	$21,503,986	8.625%	$26,178,765	10.5%	N/A
Bank	36,471,000	14.6%	21,486,501	8.625%	26,157,480	10.5%	$24,911,885	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$34,241,000	13.7%	$16,509,944	6.625%	$21,182,569	8.5%	N/A
Bank	33,962,000	13.6%	16,507,575	6.625%	21,179,530	8.5%	19,933,676	8.0%

Tier I Capital
(to Average Assets)
Company	$34,241,000	8.7%	$15,670,938	4.000%	$15,670,938	4.0%	N/A
Bank	33,962,000	8.7%	15,650,691	4.000%	15,650,691	4.0%	19,563,364	5.0%

Common Equity Tier I Capital
(to Risk Weighted Assets)
Company	$34,241,000	13.7%	$12,771,843	5.125%	$17,444,469	7.0%	N/A
Bank	33,962,000	13.6%	12,770,011	5.125%	17,441,966	7.0%	16,196,112	6.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity (continued)

			Minimum Capital		Minimum Capital		To Be Well Capitalized
			Required - Basel III		Required - Basel III Fully		Under Prompt Corrective
	Actual		Phased-In Schedule		Phased-In		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015
Total Capital
(to Risk Weighted Assets)
Company	$37,506,000	15.5%	$19,382,946	8.0%	$25,440,116	10.5%	N/A
Bank	37,213,000	15.4%	19,369,161	8.0%	25,422,023	10.5%	$24,211,451	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$34,477,000	14.2%	$14,537,034	6.0%	$20,594,132	8.5%	N/A
Bank	34,185,000	14.1%	14,526,204	6.0%	20,578,789	8.5%	19,368,272	8.0%

Tier I Capital
(to Average Assets)
Company	$34,477,000	8.8%	$15,724,971	4.0%	$15,724,971	4.0%	N/A
Bank	34,185,000	8.7%	15,717,241	4.0%	15,717,241	4.0%	19,646,552	5.0%

Common Equity Tier I Capital
(to Risk Weighted Assets)
Company	$34,477,000	14.2%	$10,902,776	4.5%	$16,959,874	7.0%	N/A
Bank	34,185,000	14.1%	10,894,653	4.5%	16,947,238	7.0%	15,736,721	6.5%

As of December 31, 2014
Total Capital
(to Risk Weighted Assets)
Company	$36,959,000	14.3%	$20,645,810	8.0%	N/A
Bank	36,655,000	14.3%	20,477,654	8.0%	$25,597,067	10.0%

Tier I Capital
(to Risk Weighted Assets)
Company	$33,728,000	13.1%	$10,322,265	4.0%	N/A
Bank	33,454,000	13.1%	10,238,409	4.0%	15,357,613	6.0%

Tier I Capital
(to Average Assets)
Company	$33,728,000	8.5%	$15,834,742	4.0%	N/A
Bank	33,454,000	8.4%	16,006,699	4.0%	20,008,373	5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Earnings Per Common Share

Earnings per common share are calculated as follows:

	2016	2015	2014
Basic:
Net income	$1,100,720	$1,352,616	$1,914,526
Weighted average common shares outstanding	2,780,477	2,768,966	2,755,671
Basic net income per share	$0.40	$0.49	$0.69

Diluted earnings per share calculations were not required for 2016, 2015, and 2014 as there were no options outstanding at December 31, 2016, 2015, and 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Fair Values of Financial Instruments (continued)

The following table shows the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2016, 2015, and 2014. Items that are not financial instruments are not included.

	2016		2015		2014
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,946,065	$6,946,065	$7,493,524	$7,493,524	$7,101,352	$7,101,352
Interest-bearing deposits in other financial institutions	479,178	479,178	2,308,117	2,308,117	2,154,817	2,154,817
Federal funds sold	3,196,919	3,196,919	2,569,767	2,569,767	4,024,065	4,024,065
Investment securities available for sale	94,606,576	94,606,576	98,790,010	98,790,010	87,993,145	87,993,145
Federal Home Loan Bank Stock	1,200,100	1,200,100	1,203,100	1,203,100	1,327,800	1,327,800
Maryland Financial Bank Stock	30,000	30,000	30,000	30,000	30,000	30,000
Ground rents	163,634	163,634	163,638	163,638	169,200	169,200
Loans, less allowance for credit losses	262,573,603	260,223,000	259,636,706	252,239,000	273,986,237	268,536,000
Accrued interest receivable	1,134,557	1,134,557	1,121,405	1,121,405	1,274,137	1,274,137
Cash value of life insurance	9,327,878	9,327,878	9,357,712	9,357,712	9,138,658	9,138,658

Financial liabilities:
Deposits	333,237,328	315,418,000	335,191,530	307,924,000	338,877,292	310,239,000
Long-term borrowings	20,000,000	20,445,000	20,000,000	20,688,000	20,000,000	20,951,000
Dividends payable	-	-	-	-	276,096	276,096
Accrued interest payable	34,123	34,123	39,855	39,855	39,823	39,823
Unrecognized financial instruments:
Commitments to extend credit	25,164,714	25,164,714	21,385,509	21,385,509	21,372,092	21,372,092
Standby letters of credit	47,580	47,580	47,580	47,580	57,580	57,580

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

	Carrying	Fair
December 31, 2016	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$10,622,162	$10,622,162	$10,622,162	-	$-
Loans receivable, net	262,573,603	260,223,000	-	-	260,223,000
Cash value of life insurance	9,327,878	9,327,878	-	9,327,878	-
Financial instruments - Liabilities
Deposits	333,237,328	315,418,000	210,525,000	104,893,000	-
Long-term debt	20,000,000	20,445,000	-	20,445,000	-

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

Fair Value Hierarchy

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

Level 3 – Significant unobservable inputs (including the Bank’s own assumptions in determining the fair value of assets or liabilities)

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820. The Bank’s securities available-for-sale are the only assets or liabilities subject to fair value measurements on a recurring basis. The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. At December 31, 2016 these non-recurring assets consisted of 24 loans classified as both nonaccrual (5) and accruing loans (19) and a homogeneous pool of indirect and consumer loans considered to be impaired, which are valued under Level 3 inputs and two properties classified as OREO valued under Level 2 inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Fair Value Measurements (continued)

Fair value measurements on a recurring and non-recurring basis at December 31, 2016 are as follows:

				Fair
	Level 1	Level 2	Level 3	Value
December 31, 2016
Recurring:
Securities available for sale
U.S. Treasury	$-	$1,506,660	$-	$1,506,660
State and Municipal	-	33,845,427	-	33,845,427
Mortgaged-backed	-	59,254,489	-	59,254,489

Non-recurring:
Maryland Financial Bank stock	-	-	30,000	30,000
Impaired loans	-	-	2,891,369	2,891,369
OREO		113,893	-	113,893

	$-	$94,720,469	$2,921,369	$97,641,838

Securities available-for-sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Bank determines such fair values from independent appraisals. Based on these appraisals, management has applied a specific valuation allowance allocation of $293,502 to the impaired loans, which management considers to be level 3 inputs.

Fair Value Measurements

We obtain fair values for our impaired loans through a variety of data points and mostly rely on appraisals from independent appraisers. These appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value.

We typically get independent appraisals of properties within three months from the time we determine there may be a collateral shortfall from an impaired loan. The appraisals are typically updated every 12 months from the independent appraiser and more frequently if we feel material changes in value may have occurred for this specific property. During interim periods, typically at the end of each calendar quarter, we review other data points such as a comparable from other like properties or changes in tax assessment values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Fair Value Measurements (continued)

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

Note 18. Recently Issued Accounting Pronouncements

ASU 2013-08, “Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 clarifies the characteristics of investment companies and sets forth a new approach for determining whether a company is an investment company. The fundamental characteristics of an investment company include (i) the company obtains funds from investors and provides the investors with investment management services; (ii) the company commits to its investors that its business purpose and only substantive activities are investing the funds for returns solely from capital appreciation, investment income, or both; and (iii) the company or its affiliates do not obtain or have the objective of obtaining returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests or that are other than capital appreciation or investment income. ASU 2013-08 also sets forth the scope, measurement and disclosure requirements for investment companies. ASU 2013-08 became effective for the Company on January 1, 2014 and did not have any significant impact on the Company’s financial statements.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for the Company on January 1, 2018. The Company is still evaluating the potential impact on the Company’s financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Recently Issued Accounting Pronouncements (continued)

ASU 2015-01, “Income Statement Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 became effective for the Company beginning January 1, 2016, though early adoption was permitted. ASU 2015-01 did not have a significant impact on the Company’s financial statements.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii) eliminates the presumption that a general partner controls a limited partnership in the voting model. ASU 2015-02 became effective for us on January 1, 2016 and did not have a significant impact on our financial statements.

ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 became effective for us on January 1, 2016, though early adoption is permitted. ASU 2015-03 did not have a significant impact on our financial statements.

ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 addresses accounting for fees paid by a customer in cloud computing arrangements such as (i) software as a service, (ii) platform as a service (iii) infrastructure as a service and (iv) other similar hosting arrangements. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 became effective for us on January 1, 2016 and did not have a significant impact on our financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Recently Issued Accounting Pronouncements (continued)

ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. ASU 2015-16 became effective for us on January 1, 2016.  ASU 2015-16 did not have any significant impact on our financial statements.

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

ASU 2016-16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

Balance Sheets

December 31,	2016	2015	2014

Assets

Cash	$169,234	$184,366	$283,796
Investment in The Bank of Glen Burnie	33,526,974	33,882,666	33,557,329
Investment in GBB Properties, Inc.	104,270	104,570	254,870
Due from subsidiaries	3,044	6,211	2,095
Other assets	10,667	8,000	8,533

Total assets	$33,814,189	$34,185,813	$34,106,623

Liabilities and Stockholders’ Equity

Other liabilities	$-	$10,000	$-
Dividends payable	-	-	276,096
Total liabilities	-	10,000	276,096

Stockholders’ equity:
Common stock	2,786,855	2,773,361	2,760,964
Surplus	10,129,856	9,986,064	9,854,119
Retained earnings	21,707,535	21,718,122	21,112,714
Accumulated other comprehensive income (loss), net of benefits	(810,057)	(301,734)	102,730
Total stockholders’ equity	33,814,189	34,175,813	33,830,527

Total liabilities and stockholders’ equity	$33,814,189	$34,185,813	$34,106,623

Statements of Income

Years Ended December 31,	2016	2015	2014

Dividends and distributions from subsidiaries	$1,005,000	$678,000	$980,000
Other expenses	(92,831)	(86,843)	(77,375)
Income before income tax benefit and equity in undistributed net income of subsidiaries	912,169	591,157	902,625
Income tax benefit	36,219	31,958	28,136
Change in undistributed equity of subsidiaries	152,332	729,501	983,765

Net income	$1,100,720	$1,352,616	$1,914,526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Parent Company Financial Information (continued)

Statements of Cash Flows

Years Ended December 31,	2016	2015	2014

Cash flows from operating activities:
Net income	$1,100,720	$1,352,616	$1,914,526
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in other assets	(2,667)	533	3,424
(Decrease) increase in other liabilities	(10,000)	10,000	-
Decrease (increase) in due from subsidiaries	3,167	(4,116)	(28)
Distribution from Investment in GBB	-	150,000	-
Change in undistributed equity of subsidiaries	(152,332)	(729,501)	(983,765)

Net cash provided by operating activities	938,888	779,532	934,157

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	157,286	144,342	154,378
Dividends paid	(1,111,306)	(1,023,304)	(1,100,984)

Net cash used in financing activities	(954,020)	(878,962)	(946,606)

(Decrease) increase in cash	(15,132)	(99,430)	(12,449)

Cash, beginning of year	184,366	283,796	296,245

Cash, end of year	$169,234	$184,366	$283,796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

2016
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,343	$3,318	$3,269	$3,351
Interest expense	509	526	536	552
Net interest income	2,834	2,792	2,733	2,799
Provision for credit losses	635	116	-	117
Net securities gains	1	-	-	1
Income before income taxes	289	60	352	317
Net income	395	115	308	283
Net income per share (basic and diluted)	$0.15	$0.04	$0.11	$0.10

2015
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,356	$3,396	$3,374	$3,480
Interest expense	576	588	607	620
Net interest income	2,780	2,808	2,767	2,860
Provision for credit losses	410	985	150	150
Net securities gains	369	200	270	199
Income before income taxes	552	(169)	786	429
Net income	447	8	518	380
Net income per share (basic and diluted)	$0.16	$-	$0.19	$0.14

2014
(Dollars in thousands,	Three months ended,
except per share amounts)	December 31	September 30	June 30	March 31

Interest income	$3,627	$3,658	$3,560	$3,675
Interest expense	652	666	628	588
Net interest income	2,975	2,992	2,932	3,087
Provision for credit losses	746	125	112	38
Net securities gains	575	361	141	79
Income before income taxes	521	637	498	567
Net income	480	526	435	473
Net income per share (basic and diluted)	$0.17	$0.19	$0.16	$0.17

