Form 10-Q
period 2017-03-31
GLEN BURNIE BANCORP
filed 2017-05-10
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 4, 2017, the number of shares outstanding of the registrant’s common stock was 2,790,260.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$6,600	$6,946
Interest-bearing deposits in other financial institutions	6,139	479
Federal funds sold	4,591	3,197
Cash and cash equivalents	17,330	10,622
Investment securities available for sale, at fair value	91,097	94,607
Federal Home Loan Bank stock, at cost	1,198	1,200
Maryland Financial Bank stock	30	30
Loans, less allowance for credit losses (March 31: $2,602; December 31: $2,484)	267,105	262,574
Premises and equipment, at cost, less accumulated depreciation	3,320	3,323
Other real estate owned	114	114
Cash value of life insurance	9,377	9,328
Other assets	5,944	6,634

Total assets	$395,515	$388,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$340,574	$333,237
Long-term borrowings	20,000	20,000
Other liabilities	1,010	1,381
Total liabilities	361,584	354,618

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $1, authorized 15,000,000 shares; issued and outstanding: March 31: 2,790,260 shares; December 31: 2,786,855 shares	2,790	2,787
Surplus	10,164	10,130
Retained earnings	21,745	21,707
Accumulated other comprehensive loss, net of taxes	(768)	(810)
Total stockholders’ equity	33,931	33,814

Total liabilities and stockholders’ equity	$395,515	$388,432

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Interest income on:
Loans, including fees	$2,774	$2,835
U.S. Treasury and U.S. Government agency securities	278	275
State and municipal securities	241	213
Other	31	28
Total interest income	3,324	3,351

Interest expense on:
Deposits	332	392
Short-term borrowings	1	-
Long-term borrowings	158	160
Total interest expense	491	552

Net interest income	2,833	2,799

Provision for credit losses	195	117

Net interest income after provision for credit losses	2,638	2,682

Other income:
Service charges on deposit accounts	67	83
Other fees and commissions	161	159
Other non-interest income	19	12
Income on life insurance	49	53
Gains on investment securities	-	1
Total other income	296	308

Other expenses:
Salaries and employee benefits	1,422	1,505
Occupancy	206	198
Other expenses	960	970
Total other expenses	2,588	2,673

Income before income taxes	346	317

Income tax expense	30	34

Net income	$316	$283

Basic and diluted earnings per share of common stock	$0.11	$0.10

Weighted average shares of common stock outstanding	2,789,012	2,775,560

Dividends declared per share of common stock	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$316	$283

Other comprehensive income, net of tax

Unrealized gains on securities:

Unrealized holding gains arising during the period	42	434

Reclassification adjustment for gains included in net income	-	(1)

Comprehensive income	$358	$716

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

 Consolidated Statements of Changes in Stockholders' Equity

(Dollars in Thousands except for Common Stock Shares)

(Unaudited)

					Accumulated
					Other
					Comprehensive	Total
	Common Stock			Retained	(Loss)	Stockholders'
	Shares	Par Value	Surplus	Earnings	Income	Equity

Balances, December 31, 2015	2,773,361	$2,774	$9,986	$21,718	$(302)	$34,176

Net income	-	-	-	283	-	283
Cash dividends, $0.10 per share	-	-	-	(277)	-	(277)
Dividends reinvested under dividend reinvestment plan	3,205	3	50	-	-	53
Other comprehensive income, net of tax	-	-	-	-	433	433

Balances, March 31, 2016	2,776,566	$2,777	$10,036	$21,724	$131	$34,668

Balances, December 31, 2016	2,786,855	$2,787	$10,130	$21,707	$(810)	$33,814

Net income	-	-	-	316	-	316
Cash dividends, $0.10 per share	-	-	-	(278)	-	(278)
Dividends reinvested under dividend reinvestment plan	3,405	3	34	-	-	37
Other comprehensive income, net of tax	-	-	-	-	42	42

Balances, March 31, 2017	2,790,260	$2,790	$10,164	$21,745	$(768)	$33,931

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$316	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	255	270
Provision for credit losses	195	117
Deferred income tax benefits, net	29	-
Gains on disposals of assets, net	-	(1)
Income on investment in life insurance	(49)	(53)
Changes in assets and liabilities:
Decrease in ground rents	5	-
Decrease in accrued interest receivable	19	1
Decrease in other assets	611	24
(Decrease) increase in accrued interest payable	(3)	-
Decrease in other liabilities	(368)	(469)

Net cash provided by operating activities	1,010	172

Cash flows from investing activities:
Maturities and principal paydowns of available for sale mortgage-backed securities	4,379	3,513
Proceeds from sales of other investment securities	401	3,767
Purchases of available for sale mortgage-backed securities	-	(2,049)
Purchases of other available for sale investment securities	(1,364)	(5,373)
Sale of Federal Home Loan Bank stock	2	3
(Increase) decrease in loans, net	(4,727)	4,603
Purchases of premises and equipment	(89)	(29)

Net cash (used) provided by investing activities	(1,398)	4,435

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	5,088	2,078
Increase in time deposits, net	2,249	1,785
Cash dividends paid	(279)	(277)
Common stock dividends reinvested	38	53

Net cash provided by financing activities	7,096	3,639

Increase in cash and cash equivalents	6,708	8,247

Cash and cash equivalents, beginning of year	10,622	12,371

Cash and cash equivalents, end of period	$17,330	$20,618

See accompanying notes to condensed consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended March 31, 2017 and 2016.

Operating results for the three months ended March 31, 2017 is not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

	Three Months Ended
	March 31,
	2017	2016
Basic and diluted:
Net income	$316,000	$283,000
Weighted average common shares outstanding	2,789,012	2,775,560
Basic and dilutive net income per share	$0.11	$0.10

Diluted earnings per share calculations were not required for the three months ended March 31, 2017 and 2016, since there were no options outstanding.

NOTE 3 – LOANS AND ASSET QUALITY

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At March 31, 2017			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,422	$-	$-	$-	$4,422
Commercial real estate	65,202	-	-	647	65,849
Consumer and indirect	90,916	639	-	434	91,989
Residential real estate	105,431	324	35	2,691	108,481

	$265,971	$963	$35	$3,772	$270,741

At December 31, 2016			90 Days or
(Dollars in Thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,679	$-	$-	$-	$4,679
Commercial real estate	68,775	-	-	647	69,422
Consumer and indirect	82,134	992	-	456	83,582
Residential real estate	103,941	1,798	36	2,648	108,423

	$259,529	$2,790	$36	$3,751	$266,106

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans. For the period ending March 31, 2017, the allowance for loan loss is $2,602,000 and the unearned income is $1,034,000. For the period ending December 31, 2016, the allowance for loan loss is $2,484,000 and the unearned income is $1,049,000.

	At	At
	March 31,	December 31,
	2017	2016
	(Dollars in Thousands)

Troubled debt restructured loans	$307	$312
Non-accrual and 90 days or more and still accruing loans to gross loans	1.41%	1.43%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	68.35%	65.59%

At March 31, 2017 there were three troubled debt restructured loans consisting of a commercial loan of $225,000, a residential real estate loan of $48,000 and a consumer loan of $34,000. The consumer and residential real estate loan are both on nonaccrual.

At March 31, 2017, there was $1,135,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. The three loans outstanding, totaling $1,135,000, are as follows: $745,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant; $165,000 Home Equity Line of Credit which is paying as agreed, however the borrower has defaulted on other commercial loans which have been satisfied; and a $225,000 Commercial loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $225,000. All three of these loans are classified with a risk rating of Substandard.

Non-accrual loans with specific reserves at March 31, 2017 are comprised of:

Consumer loans – Two loans to two borrowers in the amount of $124,000 with a specific reserve of $45,000 established for the loans.

Residential Real Estate – Three loans to three borrowers in the amount of $1,792,000, secured by residential property with a specific reserve of $252,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2017 and December 31, 2016.

(Dollars in thousands)
March 31, 2017	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,392	1,421	-	252	1,428
Commercial	-	-	-	-	-
Consumer	124	124	-	45	164
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	225	225	3	225	227
Total impaired loans with specific reserves	$1,741	1,770	3	522	1,819

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,512	2,252	4	n/a	2,528
Commercial	1,392	1,544	9	n/a	1,570
Consumer	178	178	-	n/a	217
Installment	179	179	-	n/a	179
Home Equity	-	-	-	n/a	-
Commercial	2	2	-	n/a	2
Total impaired loans with no specific reserve	$3,263	4,155	13	-	4,496

(Dollars in thousands)
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,393	1,422	58	252	1,442
Commercial	-	-	-	-	-
Consumer	128	128	-	50	167
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	229	229	8	228	235
Total impaired loans with specific reserves	$1,750	1,779	66	530	1,844

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,479	2,219	21	n/a	2,463
Commercial	1,413	1,565	59	n/a	1,594
Consumer	182	182	-	n/a	75
Installment	193	193	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$3,267	4,159	80	-	4,132

Following are tables for March 2017 and December 2016 showing the provision for each group of loans.

	Commercial		Consumer
March 31, 2017	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$284	$259	$876	$1,051	$14	$2,484
Provision for credit losses	(10)	105	196	(80)	(16)	195
Recoveries	-	-	67	26	-	93
Loans charged off	-	-	(167)	(3)	-	(170)

Balance, end of quarter	$274	$364	$972	$994	$(2)	$2,602

Individually evaluated for impairment:
Balance in allowance	$225	$-	$45	$252	$-	$522
Related loan balance	225	1,392	323	2,808	-	4,748

Collectively evaluated for impairment:
Balance in allowance	$49	$364	$927	$742	$(2)	$2,080
Related loan balance	4,197	64,457	91,666	105,673	-	265,993

	Commercial		Consumer
December 31, 2016	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$305	$262	$804	$1,631	$148	$3,150
Provision for credit losses	(30)	361	431	240	(134)	868
Recoveries	9	-	336	34	-	379
Loans charged off	-	(364)	(695)	(854)	-	(1,913)

Balance, end of year	$284	$259	$876	$1,051	$14	$2,484

Individually evaluated for impairment:
Balance in allowance	$229	$-	$50	$251	$-	$530
Related loan balance	229	1,413	503	2,872	-	5,017

Collectively evaluated for impairment:
Balance in allowance	$56	$259	$826	$799	$14	$1,954
Related loan balance	4,451	68,009	83,078	105,552	-	261,090

Following is a table showing activity for non-accrual loans for the quarters ended March 31, 2017 and March 31, 2016.

(Dollars in thousands)	Commercial &	Commercial	Consumer &	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total

December 31,2016	$-	$647	$456	$2,648	$3,751
Transfer into non-accrual	-	-	233	84	317
Transfer to REO	-	-	-	-	-
Loans paid down/payoffs	-	-	(54)	(38)	(92)
Loans brought to accrual status	-	-	(34)	-	(34)
Loans charged off	-	-	(167)	(3)	(170)

March 31, 2017	$-	$647	$434	$2,691	$3,772

December 31,2015	$-	$300	$596	$2,883	$3,780
Transfer into non-accrual	-	-	280	95	375
Transfer to REO	-	-	-	(126)	(126)
Loans paid down/payoffs	-	(2)	(236)	(44)	(282)
Loans brought to accrual status	-	-	(25)	(135)	(160)
Loans charged off	-	-	(163)	(864)	(1,027)

March 31, 2016	$-	$298	$452	$1,809	$2,560

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending March 31, 2017 and the year ended December 31, 2016. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
March 31, 2017	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,123	$60,485	$91,615	$105,469	$261,692
Special mention	74	3,764	73	505	4,416
Substandard	225	1,600	267	2,336	4,428
Doubtful	-	-	34	171	205
Loss	-	-	-	-	-

	$4,422	$65,849	$91,989	$108,481	$270,741

Non-accrual	-	647	434	2,691	3,772
Troubled debt restructures	225	-	34	48	307
Number of TDRs accounts	1	-	1	1	3
Non-performing TDRs	$-	$-	$34	$48	$82
Non-performing TDRs accounts	-	-	1	1	2

	Commercial		Consumer
December 31, 2016	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,357	$64,208	$82,942	$105,226	$256,733
Special mention	94	3,801	276	527	4,698
Substandard	228	1,413	327	2,493	4,461
Doubtful	-	-	36	178	214
Loss	-	-	-	-	-

	$4,679	$69,422	$83,581	$108,424	$266,106

Non-accrual	-	647	456	2,648	3,751
Troubled debt restructures	228	-	36	48	312
Number of TDRs accounts	1	-	1	1	3
Non-performing TDRs	$-	$-	$36	$48	$84
Non-performing TDRs accounts	-	-	1	1	2

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

Fair Value Hierarchy

ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

•       Level 1 – Quoted prices in active markets for identical securities

•      Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)

•     Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10.

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. At March 31, 2017, these assets include 28 loans, excluding $323,000 of consumer and indirect loans, classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Loans which are deemed to be impaired ($5 million of loans with $522,000 of specific reserves as of March 31, 2017) and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans ($2.9 million of the total impaired loans as of March 31, 2017). On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and have new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances. The remaining impaired loans ($2.1 million with $270,000 of specific reserves as of March 31, 2017) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by Level:

(Dollars in Thousands)				Fair
	Level 1	Level 2	Level 3	Value
March 31, 2017
Recurring:
Securities available for sale
U.S. Treasury	$-	$1,506	$-	$1,506
State and Municipal	-	33,519	-	33,519
Mortgaged-backed	-	56,072	-	56,072

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	5,005	5,005
OREO	-	114	-	114
	$-	$91,211	$5,035	$96,246

December 31, 2016
Recurring:
Securities available for sale
U.S. Treasury	$-	$1,507	$-	$1,507
State and Municipal	-	33,845	-	33,845
Mortgaged-backed	-	59,255	-	59,255

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	2,891	2,891
OREO	-	114	-	114
	$-	$94,721	$2,921	$97,642

The estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2017		December 31, 2016
(In Thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$6,600	$6,600	$6,946	$6,946
Interest-bearing deposits	6,139	6,139	479	479
Federal funds sold	4,591	4,591	3,197	3,197
Investment securities	91,097	91,097	94,607	94,607
Investments in restricted stock	1,198	1,198	1,200	1,200
Ground rents	159	159	164	164
Loans, net	267,105	265,146	262,574	259,017
Cash Value of life insurance	9,377	9,377	9,328	9,328
Accrued interest receivable	1,115	1,115	1,135	1,135

Financial liabilities:
Deposits	340,574	339,757	333,237	315,418
Long-term borrowings	20,000	20,321	20,000	20,445
Dividends payable	-	-	-	-
Accrued interest payable	31	31	34	34

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(In Thousands)
	Carrying	Fair
March 31, 2017	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$17,330	$17,330	$17,330	$-	$-
Loans receivable, net	267,105	265,146	-	-	265,146
Cash value of life insurance	9,377	9,377	-	9,377	-
Financial instruments - Liabilities
Deposits	340,574	339,757	236,515	103,242	-
Long-term debt	20,000	20,321	-	20,321	-

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(Dollars in Thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

State and Municipal	$16,370	$500	$468	$20	$16,838	$520
Mortgage Backed	50,171	893	-	-	50,171	893
	$66,541	$1,393	$468	$20	$67,009	$1,413

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

As of March 31, 2017, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On March 31, 2017, the Bank held 1 investment security having continuous unrealized loss position for more than 12 months. Management does not believe the security is impaired due to reasons of credit quality. As of March 31, 2017, management believes the impairment detailed in the table above is temporary and no impairment loss has been recognized in the Company’s consolidated income statement.

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

ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

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

ASU 2016-05 “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 was effective for us on January 1, 2017 and did not have a significant impact on our financial statements.

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016-07 was effective for us on January 1, 2017 and did not have a significant impact on our financial statements.

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 was effective on January 1, 2017 and did not have a significant impact on our financial statements.

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

ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Bank’s relationship management activities resulted in growth in the Bank’s loan portfolio of $4.5 million or 1.7% in the first three months of 2017. Overall deposits increased by $7.3 million or 2.2%. The Company has a very strong capital position and capacity for future growth with estimated total regulatory capital to risk weighted assets of 14.17% as of March 31, 2017. At March 31, 2017, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 13.14% at March 31, 2017 as compared to 13.63% at December 31, 2016 and 13.74% at September 30, 2016. Our liquidity position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the investment portfolio. Net income available to common stockholders for the three month period ended March 31, 2017 was $0.32 million, or $0.11 per basic and diluted share compared to $0.28 million, or $0.10 per basic and diluted share for the same periods of 2016. The results recorded for the first three months of 2017 exceeded the same period of 2016 due primarily to strong loan growth and materially improving efficiency metrics. Our ongoing efficiency efforts continue in 2017. For the three month period ended March 31, 2017, noninterest expense was $2.59 million, compared to $2.67 million for the same period of 2016. The primary contributor to the decrease when compared to the three months ended March 31, 2016 was $83,000 reduction in salary and benefits costs.

Results Of Operations

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2017 was $2.83 million, compared to $2.80 million for the same period in 2016, an increase of $34,000 (1.21%) for the three months.

Interest income for the first quarter decreased $27,000 from $3.35 million in 2016 to $3.32 million in 2017, a 0.81% decrease. The primary reason for the decline in interest income for the 2017 period when compared to the 2016 period was the $61,000 decline in loan income as yields declined, partially offset by a $31,000 increase in interest income for state and municipal and Treasury and Agency securities.

Interest expense for the first quarter decreased from $552,000 in 2016 to $491,000 in 2017, an 11.05% decrease. Interest expense for the first quarter of 2017 was lower than the comparable periods of 2016 primarily due to the decrease in rates paid on our deposit accounts.

Net interest margins on a tax equivalent basis for the three months ended March 31, 2017 was 3.07% compared to 3.22% for the three months ended March 31, 2016. The decrease of the net interest margin for the first quarter was primarily due to declining yields on earning assets, as yields have continued to decline and the balances of lower yielding investment securities have continued to increase within the portfolio.

Provision for Credit Losses. The Company made a provision for credit losses of $195,000 during the three month period ending March 31, 2017 and $117,000 during the three month period ending March 31, 2016. As of March 31, 2017, the allowance for credit losses equaled 68.35% of non-accrual and past due loans compared to 65.59% at December 31, 2016 and 82.04% at March 31, 2016. During the three month period ended March 31, 2017, the Company recorded net charge-offs of $77,000 compared to net charge-offs of $956,000 during the corresponding period of the prior year.

Other Income. Other income decreased to $296,000 for the three month period ended March 31, 2017, from $308,000 for the corresponding 2016 period, a $12,000 (3.90%) decrease. The decrease for the three month period was primarily due to a decrease in service charges and other fees with lesser decreases in other areas.

Other Expenses. Other expenses decreased from $2.7 million for the three month period ended March 31, 2016, to $2.6 million for the corresponding 2017 period, an $85,000 (3.19%) decrease. The decrease for the three month period was due to lower salaries and employee benefit expenses.

Income Taxes. During the three months ended March 31, 2017, the Company recorded an income tax expense of $30,000 compared to income tax expense of $34,000 for the same respective periods in 2016. The Company’s effective tax rate for the three month period in 2017 was 8.67% compared to 10.73% for the prior year period. The decreases in the effective tax rate for the three month period was due to higher tax exempt income on state and municipal securities.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the first quarter of 2017, comprehensive loss, net of tax, totaled $358,000, compared to $716,000 for the same period in 2016.

Financial Condition

General. The Company’s assets increased to $395.5 million at March 31, 2017 from $388.4 million at December 31, 2016, primarily due to an increase in cash and cash equivalents and loans, offset by a decrease in investment securities. The Bank’s net loans totaled $267.1 million at March 31, 2017, compared to $262.6 million at December 31, 2016, an increase of $4.5 million (1.73%), primarily attributable to an increase in indirect, multifamily, land and smaller increases in various other loan categories. These increases were partially offset by decreases in purchase money mortgages, refinance loans and commercial and industrial mortgages. There was also an increase in mortgage participations sold.

The Company’s investment securities available for sale totaled $91.1 million at March 31, 2017, a $3.5 million (3.70%) decrease from $94.6 million at December 31, 2016. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2017, totaled $17.3 million, an increase of $6.7 million (63.2%) from the December 31, 2016 total of $10.6 million. The increase in deposits funded the increase in loans.

Deposits as of March 31, 2017 totaled $340.6 million, which is an increase of $7.3 million (2.20%) from $333.2 million at December 31, 2016. Demand deposits as of March 31, 2017, totaled $105.2 million, which is an increase of $5.1 million (5.08%) from $100.1 million at December 31, 2016. NOW accounts as of March 31, 2017, totaled $28.3 million, which is a decrease of $1.1 million (3.72%) from $29.4 million at December 31, 2016. Money market accounts as of March 31, 2017, totaled $20.0 million, which is an increase of $1.7 million (9.21%), from $18.3 million at December 31, 2016. Savings deposits as of March 31, 2017, totaled $83.8 million, which is an increase of $3.8 million (4.72%) from $80.0 million at December 31, 2016. Certificates of deposit over $100,000 totaled $30.4 million on March 31, 2017, which is a decrease of $453,000 (7.48%) from $30.9 million at December 31, 2016. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $105.2 million on March 31, 2017, which is a $5.1 million (5.08%) increase from the $100.1 million total at December 31, 2016.

Loans. The following tables set forth the amount of the Bank’s loans by categories at the dates indicated.

	March 31,		December 31,
	2017		2016
(Dollars in Thousands)	$	%	$	%
Mortgage:
Residential	$105,172	38.85%	$105,878	39.79%
Commercial	61,421	22.69	66,756	25.09
Construction and land development	7,737	2.86	5,211	1.96

Consumer:
Installment	13,863	5.12	13,591	5.11
Personal unsecured lines	90	0.03	89	0.03
Indirect automobile	78,036	28.82	69,902	26.27
Commercial	4,422	1.63	4,679	1.76
Gross loan	270,741	100.00%	266,106	100.00%
Unearned income on loans	(1,034)		(1,049)
Gross loans net of unearned income	269,707		265,057
Allowance for credit losses	(2,602)		(2,484)
Loans, net	$267,105		$262,573

The Bank’s net loans totaled $267.1 million at March 31, 2017, compared to $262.6 million at December 31, 2016, an increase of $4.5 million (1.73%). Construction loans increased from $5.2 million to $7.7 million ($2.5 million or 48.47%). Commercial real estate loans decreased from $66.8 million to $61.4 million ($5.4 or 7.99%) as loan payoffs outpaced loan originations.

Other Real Estate Owned. At March 31, 2017, the Company had $114,000 in real estate acquired in partial or total satisfaction of debt, compared to $114,000 at December 31, 2016. All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2017 and the year ended December 31, 2016 were as follows:

	Commercial		Consumer
March 31, 2017	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$284	$259	$876	$1,051	$14	$2,484
Provision for credit losses	(10)	105	196	(80)	(16)	195
Recoveries	-	-	67	26	-	93
Loans charged off	-	-	(167)	(3)	-	(170)

Balance, end of quarter	$274	$364	$972	$994	$(2)	$2,602

Individually evaluated for impairment:
Balance in allowance	$225	$-	$45	$252	$-	$522
Related loan balance	225	1,392	323	2,808	-	4,748

Collectively evaluated for impairment:
Balance in allowance	$49	$364	$927	$742	$(2)	$2,080
Related loan balance	4,197	64,457	91,666	105,673	-	265,993

	Commercial		Consumer
December 31, 2016	and	Commercial	and	Residential
(Dollars in Thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$305	$262	$804	$1,631	$148	$3,150
Provision for credit losses	(30)	361	431	240	(134)	868
Recoveries	9	-	336	34	-	379
Loans charged off	-	(364)	(695)	(854)	-	(1,913)

Balance, end of year	$284	$259	$876	$1,051	$14	$2,484

Individually evaluated for impairment:
Balance in allowance	$229	$-	$50	$251	$-	$530
Related loan balance	229	1,413	503	2,872	-	5,017

Collectively evaluated for impairment:
Balance in allowance	$56	$259	$826	$799	$14	$1,954
Related loan balance	4,451	68,009	83,078	105,552	-	261,090

As of March 31, 2017 and December 31, 2016, the allowance for loan losses included an unallocated portion in the amount of $2,000 and $14,000, respectively. The unallocated portion of the allowance for credit losses is available to absorb further losses that may not necessarily be accounted for in the current model. Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	At	At
	March 31,	March 31,
	2017	2016
	(Dollars in Thousands)

Average loans	$264,936	$257,475
Net charge-offs to average loans (annualized)	0.12%	1.48%

During 2017, loans to 20 borrowers and related entities totaling approximately $170,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments. As of March 31, 2017, the Bank had outstanding commitments totaling $26.5 million. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months
	Ended March 31,
	2017	2016
	(Dollars in Thousands)

Beginning balance	$25	$12

Reduction of unfunded reserve	-	(6)

Provisions charged to operations	17	-

Ending balance	$42	$6

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2017.

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

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2017.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$6,600
Federal funds and overnight deposits	10,730	-	-	-	10,730
Securities	-	508	1,506	89,083	91,097
Loans	17,237	4,782	74,019	171,067	267,105
Fixed assets	-	-	-	-	3,320
Other assets	-	-	-	-	16,663

Total assets	$27,967	$5,290	$75,525	$260,150	$395,515

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$105,178
NOW accounts	28,320	-	-	-	28,320
Money market deposit accounts	20,047	-	-	-	20,047
Savings accounts	83,787	-	-	-	83,787
IRA accounts	3,146	5,254	25,888	949	35,237
Certificates of deposit	10,061	12,870	44,866	208	68,005
Long-term borrowings	-	10,000	10,000	-	20,000
Other liabilities	-	-	-	-	1,010
Stockholders’ equity:	-	-	-	-	33,931

Total liabilities and stockholders' equity	$145,361	$28,124	$80,754	$1,157	$395,515

GAP	$(117,394)	$(22,834)	$(5,229)	$258,993
Cumulative GAP	$(117,394)	$(140,228)	$(145,457)	$113,536
Cumulative GAP as a % of total assets	-29.68%	-35.45%	-36.78%	28.71%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 2017, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-17.0%	-8.0%	5.0%	10.0%
% Change in Economic Value of Equity	-16.0%	-2.0%	0.0%	-8.0%

Inasmuch as a large portion of the Company’s deposits are non-interest bearing, in an increasing interest rate environment the Company’s interest income increases at a proportionally greater rate than its total interest expense, thereby resulting in higher net interest income. Conversely, in a declining interest rate environment the decreases in the Company’s interest income will be greater than decreases in its already low interest expense, thereby resulting in lower net interest income. In a rising interest rate environment, the Company is positioned to generate less economic value of equity as asset values fall faster than funding sources because the liabilities reprice much slower than our assets, especially considering our interest earning assets are much greater than our interest bearing liabilities. The Company’s economic value of equity worsens in declining interest rate environments as the majority of our liabilities cannot continue to decrease much from their current low levels thus the economic value of liabilities and assets both worsen.

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2017, totaled $17.3 million, an increase of $6.7 million (63.15%) from the December 31, 2016 total of $10.6 million.

As of March 31, 2017, the Bank was permitted to draw on a $62.5 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At December 31, 2016, there was nothing outstanding in short-term borrowings from FHLB. As of March 31, 2017, there were $20.0 million in long-term convertible advances outstanding with various monthly and quarterly call features and with final maturities through August 2018. In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of March 31, 2017.

The Company’s stockholders’ equity increased $117,000 (0.35%) during the three months ended March 31, 2017, due to a decrease in accumulated other comprehensive loss, net of taxes and an increase in surplus and retained earnings. The Company’s accumulated other comprehensive loss, net of taxes decreased by $42,000 (5.19%) from ($810,000) at December 31, 2016 to ($768,000) at March 31, 2017, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $38,000 (0.18%) as the result of the Company’s net income for the three months, offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2017, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.61%, a Tier 1 risk-based capital ratio of 13.14%, a common equity Tier 1 risk-based capital ratio of 13.14%, and a total risk-based capital ratio of 14.17%.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press release dated May 8, 2017
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016,and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 10, 2017	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer

- 29 -