Form 10-Q
period 2017-06-30
GLEN BURNIE BANCORP
filed 2017-08-11
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

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

At August 2, 2017, the number of shares outstanding of the registrant’s common stock was 2,793,748.

GLEN BURNIE BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,
	2017	December 31,
	(unaudited)	2016

ASSETS
Cash and due from banks	$14,487	$6,946
Interest bearing deposits with banks and federal funds sold	2,851	3,676
Total Cash and Cash Equivalents	17,338	10,622

Investment securities available for sale, at fair value	90,629	94,607
Restricted equity securities, at cost	1,440	1,230

Loans, net of deferred fees and costs	271,020	265,058
Less: Allowance for loan losses	(2,599)	(2,484)
Loans, net	268,421	262,574

Real estate acquired through foreclosure	114	114
Premises and equipment, net	3,547	3,638
Bank owned life insurance	9,428	9,328
Deferred tax assets, net	2,803	3,160
Accrued interest receivable	1,092	1,134
Accrued taxes receivable	631	674
Prepaid expenses	493	546
Other assets	190	805
Total Assets	$396,126	$388,432

LIABILITIES
Noninterest-bearing deposits	$105,582	$100,090
Interest-bearing deposits	229,899	233,147
Total Deposits	335,481	333,237

Short-term borrowings	15,000	10,000
Long-term borrowings	10,000	10,000
Defined pension liability	374	369
Accrued expenses and other liabilities	737	1,011
Total Liabilities	361,592	354,617

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,793,748 and 2,786,855 shares as of June 30, 2017 and December 31, 2016 , respectively.	2,794	2,787
Additional paid-in capital	10,199	10,130
Retained earnings	21,803	21,708
Accumulated other comprehensive (loss)	(262)	(810)
Total Stockholders' Equity	34,534	33,815
Total Liabilities and Stockholders' Equity	$396,126	$388,432

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$2,845	$2,749	$5,619	$5,585
Interest and dividends on securities	507	487	1,025	975
Deposits with banks and federal funds sold	31	32	62	59
Total Interest Income	3,383	3,268	6,706	6,619

INTEREST EXPENSE
Deposits	327	377	659	769
Short-term borrowings	84	-	167	-
Long term borrowings	76	159	152	319
Total Interest Expense	487	536	978	1,088

Net Interest Income	2,896	2,732	5,728	5,531

Provision for loan losses	(30)	-	165	117

Net interest income after provision for loan losses	2,926	2,732	5,563	5,414

NONINTEREST INCOME
Service charges on deposit accounts	69	81	136	164
Other fees and commissions	167	171	328	330
Gain on securities sold	1	-	2	1
Income on life insurance	51	53	100	107
Other income	17	13	35	24
Total Noninterest Income	305	318	601	626

NONINTEREST EXPENSE
Salary and employee benefits	1,614	1,535	3,036	3,040
Occupancy and equipment expenses	249	249	517	509
Legal, accounting and other professional fees	262	192	468	422
Data processing and item processing services	143	172	312	334
FDIC insurance costs	64	77	124	154
Advertising and marketing related expenses	42	11	73	36
Loan collection costs	29	80	47	121
Telephone costs	59	50	114	95
Other expenses	368	332	727	660
Total Noninterest Expenses	2,830	2,698	5,418	5,371

Income before income taxes	401	352	746	669
Income tax expense	63	44	92	78

NET INCOME	$338	$308	$654	$591

Basic and diluted net income per common share	$0.12	$0.11	$0.23	$0.21

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$338	$308	$654	$591

Other comprehensive income, net of tax:

Net unrealized gains on securities available for sale:

Net unrealized gain on securities during the period	507	663	549	1,096

Reclassification adjustment for gain on sales of securities included in net income	(1)	-	(1)	(1)

Other Comprehensive Income	506	663	548	1,095

Comprehensive income	$844	$971	$1,202	$1,686

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(dollars in thousands )

(unaudited)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-in	Retained	(Loss)	Stockholders'
	Stock	Capital	Earnings	Income	Equity

Balances, December 31, 2015	$2,774	$9,986	$21,718	$(302)	$34,176

Net income	-	-	591	-	591
Cash dividends, $0.20 per share	-	-	(555)	-	(555)
Dividends reinvested under dividend reinvestment plan	6	83	-	-	89
Other comprehensive income	-	-	-	1,095	1,095

Balances, June 30, 2016	$2,780	$10,069	$21,754	$793	$35,396

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-in	Retained	(Loss)	Stockholders'
	Stock	Capital	Earnings	Income	Equity

Balances, December 31, 2016	$2,787	$10,130	$21,708	$(810)	$33,815

Net income	-	-	654	-	654
Cash dividends, $0.20 per share	-	-	(559)	-	(559)
Dividends reinvested under dividend reinvestment plan	7	69	-	-	76
Other comprehensive income	-	-	-	548	548

Balances, June 30, 2017	$2,794	$10,199	$21,803	$(262)	$34,534

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$654	$591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	518	590
Provision for credit losses	165	117
Gains on disposals of assets, net	(1)	(1)
Income on investment in life insurance	(100)	(107)
Changes in assets and liabilities:
Decrease in ground rents	7	-
Decrease in accrued interest receivable	42	12
Decrease in other assets	729	89
Decrease in accrued interest payable	(2)	(2)
Decrease in other liabilities	(267)	(108)
Net cash provided by operating activities	1,745	1,181

Cash flows from investing activities:
Maturities and principal paydowns of available for sale mortgage-backed securities	6,443	8,215
Proceeds from call/sales of other investment securities	2,766	3,767
Purchases of available for sale mortgage-backed securities	-	(6,307)
Purchases of other available for sale investment securities	(4,659)	(8,150)
(Purchase) sale of Federal Home Loan Bank stock	(210)	3
(Increase) decrease in loans, net	(6,012)	5,904
Purchases of premises and equipment	(119)	(118)
Net cash (used) provided by investing activities	(1,791)	3,314

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	5,492	9,084
Decrease in time deposits, net	(3,248)	(4,981)
Increase in short term borrowings	15,000	-
Decrease in long term borrowings	(10,000)	-
Cash dividends paid	(558)	(555)
Common stock dividends reinvested	76	89
Net cash provided by financing activities	6,762	3,637

Increase in cash and cash equivalents	6,716	8,132

Cash and cash equivalents, beginning of year	10,622	12,371

Cash and cash equivalents, end of period	$17,338	$20,503

Supplementary cash flow information:
Interest paid	$1,122	$1,217

See accompanying notes to consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATIONAL

Nature of Business. Glen Burnie Bancorp is a bank holding company organized in 1990 under the laws of the State of Maryland. Glen Burnie Bancorp owns all the outstanding shares of capital stock of The Bank of Glen Burnie, a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland, and branch offices in Odenton, Riviera Beach, Crownsville, Severn (two locations), Linthicum and Severna Park, Maryland. The Bank is engaged in the commercial and retail banking business as authorized by the banking statues of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations. The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank also originates automobile loans through arrangements with local automobile dealers.

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six month periods ended June 30, 2017 and 2016.

Operating results for the three and six month periods ended June 30, 2017 is not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted:
Net income	$338,000	$308,000	$654,000	$591,000
Weighted average common shares outstanding	2,792,656	2,776,546	2,791,824	2,776,053
Basic and dilutive net income per share	$0.12	$0.11	$0.23	$0.21

Diluted earnings per share calculations were not required for the three and six month periods ended June 30, 2017 and 2016, since there were no options outstanding.

NOTE 4 – LOANS AND ASSET QUALITY

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2017			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,690	$49	$-	$-	$3,739
Commercial real estate	65,015	-	-	640	65,655
Consumer and indirect	94,343	835	-	331	95,509
Residential real estate	102,816	1,699	57	2,556	107,128

	$265,864	$2,583	$57	$3,527	$272,031

At December 31, 2016			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,679	$-	$-	$-	$4,679
Commercial real estate	68,775	-	-	647	69,422
Consumer and indirect	82,134	992	-	456	83,582
Residential real estate	103,941	1,798	36	2,648	108,423

	$259,529	$2,790	$36	$3,751	$266,106

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans. For the period ending June 30, 2017, the allowance for loan loss is $2,599,000 and the unearned income is $1,012,000. For the period ending December 31, 2016, the allowance for loan loss is $2,484,000 and the unearned income is $1,048,000.

	June 30,	December 31,
	2017	2016
	(dollars in thousands)

Troubled debt restructured loans	$302	$312
Non-accrual and 90 days or more and still accruing loans to gross loans	1.32%	1.43%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	72.52%	65.59%

At June 30, 2017 there were three troubled debt restructured loans consisting of a commercial loan of $222,000, a residential real estate loan of $47,000 and a consumer loan of $33,000. The consumer and residential real estate loans are both on nonaccrual.

At June 30, 2017, there was $1,112,000 in loans outstanding, included in the current and 30-89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. The three loans outstanding, totaling $1,112,000, are as follows: $726,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant; $164,000 Home Equity Line of Credit which is paying as agreed, however the borrower has defaulted on other commercial loans which have been satisfied; and a $222,000 Commercial loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $222,000. All three of these loans are classified with a risk rating of Substandard.

Non-accrual loans with specific reserves at June 30, 2017 are comprised of:

Consumer loans – Three loans to three borrowers in the amount of $182,000 with a specific reserve of $65,000 established for the loans.

Residential Real Estate – Three loans to three borrowers in the amount of $1,385,000, secured by residential property with a specific reserve of $451,000 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2017 and December 31, 2016.

(dollars in thousands)
June 30, 2017	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,385	1,414	-	451	1,426
Commercial	-	-	-	-	-
Consumer	182	182	2	65	231
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	222	222	6	222	225
Total impaired loans with specific reserves	$1,789	1,818	8	738	1,882

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,426	2,166	7	n/a	2,478
Commercial	1,367	1,519	17	n/a	1,558
Consumer	62	62	-	n/a	101
Installment	87	87	-	n/a	87
Home Equity	-	-	-	n/a	-
Commercial	2	2	-	n/a	2
Total impaired loans with no specific reserve	$2,944	3,836	24	-	4,226

(dollars in thousands)
December 31, 2016	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Specific Reserve	Average Recorded Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,393	1,422	58	252	1,442
Commercial	-	-	-	-	-
Consumer	128	128	-	50	167
Installment	-	-	-	-	-
Home Equity	-	-	-	-	-
Commercial	229	229	8	228	235
Total impaired loans with specific reserves	$1,750	1,779	66	530	1,844

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,479	2,219	21	n/a	2,463
Commercial	1,413	1,565	59	n/a	1,594
Consumer	182	182	-	n/a	75
Installment	193	193	-	n/a	-
Home Equity	-	-	-	n/a	-
Commercial	-	-	-	n/a	-
Total impaired loans with no specific reserve	$3,267	4,159	80	-	4,132

Following are tables for June 2017 and December 2016 showing the provision for each group of loans.

	Commercial		Consumer
June 30, 2017	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$284	$259	$876	$1,051	$14	$2,484
Provision for credit losses	(27)	35	211	(45)	(9)	165
Recoveries	-	-	177	27	-	204
Loans charged off	-	-	(251)	(3)	-	(254)

Balance, end of quarter	$257	$294	$1,013	$1,030	$5	$2,599

Individually evaluated for impairment:
Balance in allowance	$222	$-	$65	$451	$-	$738
Related loan balance	222	1,367	307	1,425	-	3,321

Collectively evaluated for impairment:
Balance in allowance	$35	$294	$948	$579	$5	$1,861
Related loan balance	3,517	64,288	95,202	105,703	-	268,710

	Commercial		Consumer
December 31, 2016	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$305	$262	$804	$1,631	$148	$3,150
Provision for credit losses	(30)	361	431	240	(134)	868
Recoveries	9	-	336	34	-	379
Loans charged off	-	(364)	(695)	(854)	-	(1,913)

Balance, end of year	$284	$259	$876	$1,051	$14	$2,484

Individually evaluated for impairment:
Balance in allowance	$229	$-	$50	$251	$-	$530
Related loan balance	229	1,413	503	2,872	-	5,017

Collectively evaluated for impairment:
Balance in allowance	$56	$259	$826	$799	$14	$1,954
Related loan balance	4,451	68,009	83,078	105,552	-	261,090

Following is a table showing activity for non-accrual loans for the quarters ended June 30, 2017 and June 30, 2016.

(Dollars in thousands)	Commercial &	Commercial	Consumer &	Residential
	Industrial	Real Estate	Indirect	Real Estate	Total

December 31, 2016	$-	$647	$456	$2,648	$3,751
Transfer into non-accrual	-	-	353	125	478
Transfer to REO	-	-	-	-	-
Loans paid down/payoffs	-	(7)	(115)	(214)	(336)
Loans brought to accrual status	-	-	(112)	-	(112)
Loans charged off	-	-	(251)	(3)	(254)

June 30, 2017	$-	$640	$331	$2,556	$3,527

December 31, 2015	$-	$300	$596	$2,883	3,779
Transfer into non-accrual	-	840	969	1,461	3,270
Transfer to REO	-	(114)	-	(126)	(240)
Loans paid down/payoffs	-	(15)	(414)	(716)	(1,145)
Loans brought to accrual status	-	-	(25)	(135)	(160)
Loans charged off	-	(364)	(670)	(719)	(1,753)

June 30, 2016	$-	$647	$456	$2,648	$3,751

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending June 30, 2017 and the year ended December 31, 2016. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1-4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

	Commercial		Consumer
June 30, 2017	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,517	$63,837	$94,194	$104,164	$265,712
Special mention	-	334	848	493	1,675
Substandard	222	1,484	407	2,471	4,584
Doubtful	-	-	60	-	60
Loss	-	-	-	-	-

	$3,739	$65,655	$95,509	$107,128	$272,031

Non-accrual	-	640	331	2,556	3,527
Troubled debt restructures	222	-	33	47	302
Number of TDRs accounts	1	-	1	1	3
Non-performing TDRs	$-	$-	$33	$47	$80
Non-performing TDRs accounts	-	-	1	1	2

	Commercial		Consumer
December 31, 2016	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,357	$64,208	$82,943	$105,225	$256,733
Special mention	94	3,801	276	527	4,698
Substandard	228	1,413	327	2,493	4,461
Doubtful	-	-	36	178	214
Loss	-	-	-	-	-

	$4,679	$69,422	$83,582	$108,423	$266,106

Non-accrual	-	647	456	2,648	3,751
Troubled debt restructures	228	-	36	48	312
Number of TDRs accounts	1	-	1	1	3
Non-performing TDRs	$-	$-	$36	$48	$84
Non-performing TDRs accounts	-	-	1	1	2

NOTE 5 – FAIR VALUE

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

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. At June 30, 2017, these assets include 28 loans, excluding $155,000 of consumer and indirect loans, classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Loans which are deemed to be impaired ($4.7 million of loans with $738,000 of specific reserves as of June 30, 2017) and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans ($2.8 million of the total impaired loans as of June 30, 2017). On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and have new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances. The remaining impaired loans ($1.92 million with $288,000 of specific reserves as of June 30, 2017) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by Level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
June 30, 2017
Recurring:
Securities available for sale
U.S. Treasury	$-	$1,506	$-	$1,506
State and Municipal	-	35,710	-	35,710
Mortgaged-backed	-	53,413	-	53,413

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	4,733	4,733
OREO	-	114	-	114
	$-	$90,743	$4,763	$95,506

December 31, 2016
Recurring:
Securities available for sale
U.S. Treasury	$-	$1,507	$-	$1,507
State and Municipal	-	33,845	-	33,845
Mortgaged-backed	-	59,255	-	59,255

Non-recurring:
Maryland Financial Bank stock	-	-	30	30
Impaired loans	-	-	2,891	2,891
OREO	-	114	-	114
	$-	$94,721	$2,921	$97,642

The estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2017		December 31, 2016
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$14,487	$14,487	$6,946	$6,946
Interest-bearing deposits	728	728	479	479
Federal funds sold	2,123	2,123	3,197	3,197
Investment securities	90,629	90,629	94,607	94,607
Investments in restricted stock	1,410	1,410	1,230	1,230
Ground rents	156	156	164	164
Loans, net	268,421	266,740	262,574	259,017
Cash Value of life insurance	9,428	9,428	9,328	9,328
Accrued interest receivable	1,092	1,092	1,134	1,134

Financial liabilities:
Deposits	335,481	317,448	333,237	315,418
Long-term borrowings	10,000	10,165	10,000	10,257
Short-term borrowings	15,000	15,065	10,000	10,188
Dividends payable	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
June 30, 2017	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$17,338	$17,338	$17,338	$-	$-
Loans receivable, net	268,421	266,740	-	-	266,740
Cash value of life insurance	9,428	9,428	-	9,428	-
Financial instruments - Liabilities
Deposits	335,481	317,448	217,906	99,542	-
Long-term debt	10,000	10,165	-	10,165	-
Short-term debt	15,000	15,065	-	15,065	-

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

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 are as follows:

Securities available for sale:	Less than 12 months		12 months or more		Total
(dollars in thousands)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Agency	$500	$1	$-	$-	$500	$1
State and Municipal	7,461	178	1,398	45	8,859	223
Mortgage Backed	44,590	591	-	-	44,590	591
	$52,551	$770	$1,398	$45	$53,949	$815

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

As of June 30, 2017, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On June 30, 2017, the Bank held 4 investment securities that were in a continuous unrealized loss position for more than 12 months. Management does not believe the securities are impaired due to reasons of credit quality. As of June 30, 2017, management believes the impairment detailed in the table above is temporary and no impairment loss has been recognized in the Company’s consolidated income statement.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification”. ASU 2017-09 was used to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modification to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature, Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yert been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuances. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company in currently in the process of evaluating the impact of ASU 2017-09 on its consolidated financial statements, but does not expect the adoption of ASU 2017-09 to have material impact on it consolidated financial statements.

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

Overview

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Bank’s relationship management activities resulted in growth in the Bank’s loan portfolio of $5.8 million or 2.2% in the first six months of 2017. Overall deposits increased by $2.2 million or 0.6%. The Company has a very strong capital position and capacity for future growth with estimated total regulatory capital to risk weighted assets of 14.65% as of June 30, 2017. At June 30, 2017, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 13.60% at June 30, 2017 as compared to 13.63% at December 31, 2016. Our liquidity position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the investment portfolio. Net income available to common stockholders for the three and six month periods ended June 30, 2017 were $0.34 million and $0.65 million, respectively, or $0.12 and $0.23 per basic and diluted share compared to $0.31 million and $0.59 million, or $0.11 and $0.21 per basic and diluted share for the same periods of 2016. The results recorded for the first three and six months of 2017 exceeded the same period of 2016 due primarily to strong loan growth and materially improving efficiency metrics. Our ongoing efficiency efforts continue in 2017. For the three and six month periods ended June 30, 2017, noninterest expense was $2.8 million and $5.4 million, respectively, compared to $2.7 million and $5.4 million for the same periods of 2016. The primary contributor to the increase when compared to the three and six months ended June 30, 2016 was an increase in salaries and employee benefits.

Results Of Operations

Net Interest Income. The Company’s net interest income for the three and six months ended June 30, 2017 was $2.90 million and $5.73 million, respectively, compared to $2.73 million and $5.53 million, respectively, for the same period in 2016, an increase of $164,000 (6.00%) for the three months and an increase of $195,000 (3.52%) for the six months.

Interest income for the second quarter increased $115,000 from $3.27 million in 2016 to $3.38 million in 2017, a 3.52% increase. Interest income for the six months increased $87,000 from $6.62 million in 2016 to $6.71 million in 2017, a 1.31% increase. The primary reason for the increase in interest income for the 2017 periods when compared to the 2016 periods was the $34,000 increase in loan income and a $50,000 increase in interest income for state and municipal and Treasury and agency securities.

Interest expense for the second quarter decreased from $536,000 in 2016 to $487,000 in 2017, a 9.14% decrease. Interest expense for the six months decreased from $1.09 million in 2016 to $978,000 in 2017, a 10.11% decrease. Interest expense for the second quarter and six months of 2017 was lower than the comparable periods of 2016 primarily due to the decrease in rates paid on our deposit accounts and a decrease in interest paid on borrowings.

Net interest margins for the three and six months ended June 30, 2017 was 3.10% and 3.08% compared to 3.07% and 3.14% for the three and six months ended June 30, 2016. The decrease of the net interest margin for the second quarter was primarily due to declining yields on the loan portfolio as runoff on higher yielding 1-4 Family Loans is replace with lower yielding Indirect Automobile Loans.

Provision for Credit Losses. The Company made a negative provision for credit losses of ($30,000) and a provision of $165,000 during the three and six month periods ending June 30, 2017 and $0 and $117,000 during the three and six month periods ending June 30, 2016. As of June 30, 2017, the allowance for credit losses equaled 72.52% of non-accrual and past due loans compared to 65.59% at December 31, 2016 and 80.61% at June 30, 2016. During the three and six month periods ended June 30, 2017, the Company recorded net charge-offs of ($27,000) and $50,000 compared to net charge-offs of $21,000 and $977,000 during the corresponding period of the prior year.

Noninterest Income. Noninterest income decreased to $305,000 for the three month period ended June 30, 2017, from $318,000 for the corresponding 2016 period, a $13,000 (4.09%) increase. Noninterest income decreased to $601,000 for the six month period ended June 30, 2017, from $626,000 for the corresponding 2016 period, a $25,000 (4.00%) decrease. The decreases for the three and six month periods were primarily due to decreases in service charges and other fees with lesser decreases in other areas.

Noninterest Expenses. Noninterest expenses increased from $2.7 million for the three month period ended June 30, 2016, to $2.8 million for the corresponding 2017 period, a $132,000 (4.89%) increase. The increase for the three month period was due to higher salaries and employee benefit expenses. Noninterest expenses increased from $5.4 million for the six month period ended June 30, 2016, to $5.42 million for the corresponding 2017 period, a $47,000 (0.88%) increase. The increase for the six month period was due to higher occupancy and other expenses.

Income Taxes. During the three and six months ended June 30, 2017, the Company recorded an income tax expenses of $63,000 and $92,000, respectively, compared to income tax expense of $44,000 and $78,000 for the same respective periods in 2016. The Company’s effective tax rate for the three and six month periods in 2017 was 15.71% and 12.33%, respectively, compared to 12.50% and 11.66% for the prior year period. The increases in the effective tax rate for the three and six month periods was due to higher income driven by the improved credit of the overall loan portfolio resulting in a lower provision.

Comprehensive Income. In accordance with regulatory requirements, the Company reports comprehensive income in its financial statements. Comprehensive income consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the second quarter of 2017, comprehensive loss, net of tax, totaled $844,000, compared to $971,000 for the same period in 2016. Year-to-date comprehensive income, net of tax, totaled $1.2 million, compared to $1.69 million for the same period in 2016. The decreases for the three and six month periods were due to decreases in net unrealized gains on securities as compared to previous comparative periods.

Financial Condition

General. The Company’s assets increased to $396.1 million at June 30, 2017 from $388.4 million at December 31, 2016, primarily due to an increase in cash and cash equivalents and loans, offset by a decrease in investment securities. The Bank’s net loans totaled $268.4 million at June 30, 2017, compared to $262.6 million at December 31, 2016, an increase of $5.8 million (2.23%), primarily attributable to an increase in indirect, multifamily, land and smaller increases in various other loan categories. These increases were partially offset by decreases in purchase money mortgages, refinance loans and commercial and industrial mortgages. There was also an increase in mortgage participations sold.

The Company’s investment securities available for sale totaled $90.6 million at June 30, 2017, a $3.82 million (4.04%) decrease from $94.4 million at December 31, 2016. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2017, totaled $17.3 million, an increase of $6.7 million (63.2%) from the December 31, 2016 total of $10.6 million.

Deposits as of June 30, 2017 totaled $335.48 million, which is an increase of $2.2 million (0.67%) from $333.2 million at December 31, 2016. Demand deposits as of June 30, 2017, totaled $105.6 million, which is an increase of $5.5 million (5.49%) from $100.1 million at December 31, 2016. NOW accounts as of June 30, 2017, totaled $27 million, which is a decrease of $2.4 million (8.05%) from $29.4 million at December 31, 2016. Money market accounts as of June 30, 2017, totaled $18.7 million, which is an increase of $354,000 (1.93%), from $18.3 million at December 31, 2016. Savings deposits as of June 30, 2017, totaled $83.8 million, which is an increase of $3.8 million (4.75%) from $80.0 million at December 31, 2016. Certificates of deposit over $100,000 totaled $29.6 million on June 30, 2017, which is a decrease of $1.3 million (4.07%) from $30.9 million at December 31, 2016. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $70.4 million on June 30, 2017, which is a $4.1 million (5.45%) decrease from the $74.5 million total at December 31, 2016.

Loans. The following tables set forth the amount of the Bank’s loans by categories at the dates indicated.

	June 30,		December 31,
	2017		2016
(dollars in thousands)	$	%	$	%
Mortgage:
Residential	$102,348	37.63%	$105,878	39.79%
Commercial	62,468	22.96	66,756	25.09
Construction and land development	7,968	2.93	5,211	1.96

Consumer:
Installment	13,782	5.07	13,591	5.11
Personal unsecured lines	94	0.03	89	0.03
Indirect automobile	81,633	30.01	69,902	26.27
Commercial	3,739	1.37	4,679	1.76
Gross loan	272,032	100.00%	266,106	100.00%
Unearned income on loans	(1,012)		(1,048)
Gross loans net of unearned income	271,020		265,058
Allowance for credit losses	(2,599)		(2,484)
Loans, net	$268,421		$262,574

The Bank’s net loans totaled $268.4 million at June 30, 2017, compared to $262.6 million at December 31, 2016, an increase of $5.8 million (2.23%). Construction loans increased from $5.2 million to $7.97 million ($2.8 million or 52.91%). Commercial real estate loans decreased from $66.8 million to $62.4 million ($4.3 or 6.42%) as loan payoffs outpaced loan originations.

Other Real Estate Owned. At June 30, 2017, the Company had $114,000 in real estate acquired in partial or total satisfaction of debt, compared to $114,000 at December 31, 2016. All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2017 and the year ended December 31, 2016 were as follows:

	Commercial		Consumer
June 30, 2017	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$284	$259	$876	$1,051	$14	$2,484
Provision for credit losses	(27)	35	211	(45)	(9)	165
Recoveries	-	-	176	27	-	203
Loans charged off	-	-	(250)	(3)	-	(253)

Balance, end of quarter	$257	$294	$1,013	$1,030	$5	$2,599

Individually evaluated for impairment:
Balance in allowance	$222	$-	$65	$451	$-	$738
Related loan balance	222	1,367	307	1,425	-	3,321

Collectively evaluated for impairment:
Balance in allowance	$35	$294	$948	$579	$5	$1,861
Related loan balance	3,517	64,288	95,202	105,703	-	268,710

	Commercial		Consumer
December 31, 2016	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$305	$262	$804	$1,631	$148	$3,150
Provision for credit losses	(30)	361	431	240	(134)	868
Recoveries	9	-	336	34	-	379
Loans charged off	-	(364)	(695)	(854)	-	(1,913)

Balance, end of year	$284	$259	$876	$1,051	$14	$2,484

Individually evaluated for impairment:
Balance in allowance	$229	$-	$50	$251	$-	$530
Related loan balance	229	1,413	503	2,872	-	5,017

Collectively evaluated for impairment:
Balance in allowance	$56	$259	$826	$799	$14	$1,954
Related loan balance	4,451	68,009	83,078	105,552	-	261,090

As of June 30, 2017 and December 31, 2016, the allowance for loan losses included an unallocated portion in the amount of $5,000 and $14,000, respectively. The unallocated portion of the allowance for credit losses is available to absorb further losses that may not necessarily be accounted for in the current model. Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	June 30,	June 30,
	2017	2016
	(dollars in thousands)

Average loans	$265,902	$255,636
Net charge-offs to average loans (annualized)	0.01%	0.76%

During 2017, loans to 34 borrowers and related entities totaling approximately $115,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments. As of June 30, 2017, the Bank had outstanding commitments totaling $23.98 million. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months
	Ended June 30,
	2017	2016
	(Dollars in Thousands)

Beginning balance	$25	$12

Reduction of unfunded reserve	(20)	(6)

Provisions charged to operations	17	-

Ending balance	$22	$6

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2017.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(dollars in thousands)
Assets:
Cash and due from banks	$-	$-	$-	$-	$14,487
Federal funds and overnight deposits	2,851	-	-	-	2,851
Securities	-	504	2,006	88,119	90,629
Loans	16,976	3,903	80,679	166,863	268,421
Fixed assets	-	-	-	-	3,547
Other assets	-	-	-	-	16,191

Total assets	$19,827	$4,407	$82,685	$254,982	$396,126

Liabilities:
Demand deposit accounts	$-	$-	$-	$-	$105,582
NOW accounts	27,045	-	-	-	27,045
Money market deposit accounts	18,710	-	-	-	18,710
Savings accounts	83,785	-	-	-	83,785
IRA accounts	1,490	5,410	26,177	1,103	34,180
Certificates of deposit	6,898	12,834	46,212	235	66,179
Long-term borrowings	-	-	10,000	-	10,000
Short-term borrowings	15,000	-	-	-	15,000
Other liabilities	-	-	-	-	1,111
Stockholders’ equity:	-	-	-	-	34,534

Total liabilities and stockholders' equity	$152,928	$18,244	$82,389	$1,338	$396,126

GAP	$(133,101)	$(13,837)	$296	$253,644
Cumulative GAP	$(133,101)	$(146,938)	$(146,642)	$107,002
Cumulative GAP as a % of total assets	-33.60%	-37.09%	-37.02%	27.01%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2017, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-16.3%	-7.8%	5.1%	9.1%
% Change in Economic Value of Equity	-15.1%	-2.6%	4.8%	1.1%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2017, totaled $17.3 million, an increase of $6.7 million (63.15%) from the December 31, 2016 total of $10.6 million.

As of June 30, 2017, the Bank was permitted to draw on a $55 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At December 31, 2016, there were $10.0 million in short-term borrowings and $10.0 million in long-term borrowings from FHLB. As of June 30, 2017, there were $10.0 million in long-term convertible advances outstanding with various monthly and quarterly call features. There were also $15.0 million in short-term borrowings that include a 30 day short-term fixed advance at FHLB that is due July 7, 2017, in the amount of $5 million. In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of June 30, 2017.

The Company’s stockholders’ equity increased $719,000 (2.13%) during the six months ended June 30, 2017, due to a decrease in accumulated other comprehensive loss, net of taxes and an increase in surplus and retained earnings. The Company’s accumulated other comprehensive loss, net of taxes decreased by $548,000 (67.65%) from ($810,000) at December 31, 2016 to ($262,000) at June 30, 2017, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $96,000 (0.44%) as the result of the Company’s net income for the six months, offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2017, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.61%, a Tier 1 risk-based capital ratio of 13.60%, a common equity Tier 1 risk-based capital ratio of 13.60%, and a total risk-based capital ratio of 14.65%. The Company’s capital amounts and ratios at June 30, 2017 and December 31, 2016 were as follows:

			Minimum capital		To be well
	Actual		adequacy		capitalized
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$33,837	13.60%	$11,198	4.50%	$16,175	6.50%
Total capital (to risk weighted assets)	$36,458	14.65%	$19,907	8.00%	$24,884	10.00%
Tier 1 capital (to risk weighted assets)	$33,837	13.60%	$14,931	6.00%	$19,907	8.00%
Tier 1 leverage (to average assets)	$33,837	8.61%	$15,717	4.00%	$19,647	5.00%

			Minimum capital		To be well
	Actual		adequacy		capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$33,962	13.63%	$11,213	4.50%	$16,197	6.50%
Total capital (to risk weighted assets)	$36,471	14.64%	$19,935	8.00%	$24,918	10.00%
Tier 1 capital (to risk weighted assets)	$33,962	13.63%	$14,951	6.00%	$19,935	8.00%
Tier 1 leverage (to average assets)	$33,962	8.68%	$15,659	4.00%	$19,574	5.00%

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

PART II - OTHER INFORMATION

ITEM. 1	LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct.  Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity.

ITEM 1A.	RISK FACTORS

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 3 of Part I of the Annual Report on Form 10-K of Glen Burnie Bancorp for the year ended December 31, 2016

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003, File No. 0-24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
10.2	The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-46943)
10.3	Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016,and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: August 11, 2017	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer

- 29 -