Form 10-Q
period 2017-09-30
GLEN BURNIE BANCORP
filed 2017-11-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At November 9, 2017, the number of shares outstanding of the registrant’s common stock was 2,801,149.

GLEN BURNIE BANCORP AND SUBSIDIARIES

-  2 -

PART I - FINANCIAL INFORMATION

ITEM 1.              CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,
	2017	December 31,
	(unaudited)	2016
ASSETS
Cash and due from banks	$4,371	$3,195
Interest-bearing deposits in other financial institutions	7,126	7,427
Cash and cash equivalents	11,497	10,622
Investment securities available for sale, at fair value	89,903	94,607
Restricted equity securities, at cost	1,228	1,230
Loans, net of deferred fees and costs	271,463	265,058
Less: Allowance for loan losses	(2,623)	(2,484)
Loans, net	268,840	262,574
Real estate acquired through foreclosure	114	114
Premises and equipment, at cost, less accumulated depreciation	3,451	3,638
Bank owned life insurance	9,479	9,328
Deferred tax assets, net	2,847	3,160
Accrued interest receivable	1,140	1,134
Accrued taxes receivable	638	674
Prepaid expenses	512	546
Other assets	235	814
Total Assets	$389,884	$388,441

LIABILITIES
Noninterest-bearing	$104,571	$100,099
Interest-bearing	229,534	233,147
Total deposits	334,105	333,246
Short-term borrowings	20,000	10,000
Long-term borrowings	—	10,000
Defined pension liability	328	369
Accrued interest payable on deposits	815	1,011
Total Liabilities	355,248	354,626

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,797,477 and 2,786,855 shares as of September 30, 2017 and December 31, 2016 , respectively.	2,797	2,787
Additional paid-in capital	10,233	10,130
Retained earnings	21,935	21,708
Accumulated other comprehensive loss, net of tax	(329)	(810)
Total Stockholders' Equity	34,636	33,815

Total Liabilities and Stockholders' Equity	$389,884	$388,441

See accompanying notes to unaudited consolidated financial statements.

-  3 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$2,883	$2,795	$8,503	$8,380
Interest and dividends on securities	498	492	1,523	1,467
Federal funds sold	53	31	115	91
Total interest income	3,434	3,318	10,141	9,938

INTEREST EXPENSE
Deposits	324	364	984	1,133
Short-term borrowings	142	—	309	—
Long-term borrowings	33	162	185	481
Total interest expense	499	526	1,478	1,614

Net interest income	2,935	2,792	8,663	8,324

Provision for credit losses	78	116	243	233

Net interest income after provision for credit losses	2,857	2,676	8,420	8,091

NONINTEREST INCOME
Service charges on deposit accounts	72	83	208	247
Other fees and commissions	245	191	573	521
Gains on investment securities, net	—	—	1	1
Income on life insurance	51	54	151	161
Other income	—	12	2	12
Total other income	368	340	935	942

NONINTEREST EXPENSE
Salaries and wages	1,579	1,743	4,615	4,782
Legal, accounting and other professional fees	180	173	648	595
Data processing and item processing services	130	184	442	519
FDIC insurance costs	64	79	188	232
Advertising and marketing related expenses	38	12	110	49
Loan collection costs	25	37	73	158
Telephone costs	98	50	212	145
Occupancy	382	272	865	801
Other expenses	217	406	944	1,023
Total other expenses	2,713	2,956	8,097	8,304

Income before income taxes	512	60	1,258	729

Income tax expense (benefit)	101	(55)	194	23

NET INCOME	$411	$115	$1,064	$706

Basic and diluted earnings per share of common stock	$0.15	$0.04	$0.38	$0.25

See accompanying notes to unaudited consolidated financial statements.

-  4 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$411	$115	$1,064	$706

Other comprehensive income (loss), net of tax
Net unrealized gains on securities available for sale:
Net unrealized (loss) gain on securities during the period	(67)	(304)	482	793
Reclassification adjustment for gain on sales of securities included in net income	—	—	(1)	(1)
Total other comprehensive (loss) income	(67)	(304)	481	792

Comprehensive income (loss)	$344	$(189)	$1,545	$1,498

See accompanying notes to unaudited consolidated financial statements.

-  5 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017 and 2016 (unaudited)

(dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balances, December 31, 2015	$2,773	$9,986	$21,718	$(301)	$34,176

Net income	—	—	706	—	706
Cash dividends, $.30 per share	—	—	(833)	—	(833)
Dividends reinvested under dividend reinvestment plan	10	111	—	—	121
Other comprehensive income, net of tax	—	—	—	791	791

Balance, September 30, 2016	$2,783	$10,097	$21,591	$490	$34,961

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balances, December 31, 2016	$2,787	$10,130	$21,708	$(810)	$33,815

Net income	—	—	1,064	—	1,064
Cash dividends, $.30 per share	—	—	(837)	—	(837)
Dividends reinvested under dividend reinvestment plan	10	103	—	—	113
Other comprehensive income, net of tax	—	—	—	481	481

Balance, September 30, 2017	$2,797	$10,233	$21,935	$(329)	$34,636

See accompanying notes to unaudited consolidated financial statements.

-  6 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,064	$706
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	793	902
Provision for credit losses	243	233
Gains on disposals of assets, net	(1)	(2)
Provision on losses of other real estate owned	—	36
Income on investment in life insurance	(151)	(161)
Changes in assets and liabilities:
Decrease in ground rents	7	—
(Increase) decrease in accrued interest receivable	(6)	21
Decrease in other assets	955	82
(Decrease) increase in accrued interest payable	74	(5)
Increase (decrease) in other liabilities	(311)	313

Net cash provided by operating activities	2,667	2,125

Cash flows from investing activities:
Maturities and principal paydowns of available for sale mortgage-backed securities	9,603	13,524
Proceeds from sales of available for sale debt securities	3,010	3,767
Purchases of available for sale mortgage-backed securities	—	(8,187)
Purchases of other available for sale investment securities	(7,868)	(8,150)
Sale of FHLB stock	2	3
(Increase) decrease in loans, net	(6,509)	1,498
Proceeds from sales of other real estate	—	166
Purchases of premises and equipment	(165)	(207)

Net cash provided (used) by investing activities	(1,927)	2,414

Cash flows from financing activities:
Increase in noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts, net	8,022	9,396
Decrease in time deposits, net	(7,163)	(8,918)
Increase in short term borrowings	10,000	—
Decrease in long term borrowings	(10,000)	—
Cash dividends paid	(837)	(833)
Common stock dividends reinvested	113	121

Net cash (used) provided by financing activities	135	(234)

Increase in cash and cash equivalents	875	4,305

Cash and cash equivalents, beginning of year	10,622	12,371

Cash and cash equivalents, end of year	$11,497	$16,676
Supplementary Cash Flow Information:
Interest paid on deposits and borrowings	$499	$526
Income taxes paid	73	80

See accompanying notes to unaudited consolidated financial statements.

-  7 -

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Glen Burnie Bancorp and the Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2017 and December 31, 2016, the results of operations for the three- and nine-month periods ended September 30, 2017 and 2016, and the statements of cash flows for the nine-month periods ended September 30, 2017 and 2016.  The operating results of the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017 or any future interim period.  The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2017.  The unaudited consolidated financial statements for September 30, 2017 and 2016, the condensed consolidated balance sheet at December 31, 2016, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Reclassifications

Certain items in the unaudited 2016 consolidated financial statements have been reclassified to conform to the 2017 classifications.  The reclassifications had no effect on previously reported results of operations or retained earnings.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.  Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses (the “allowance”); the fair value of financial instruments, such as loans and investment securities; benefit plan obligations and expenses; and the valuation of deferred tax assets and real estate acquired through foreclosure; and the estimate of expected cash flows for loans acquired with deteriorated credit quality.

-  8 -

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by including the average dilutive common stock equivalents outstanding during the periods. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

Diluted earnings per share calculations were not required for the three- and nine-month periods ended September 30, 2017 and 2016, since there were no options outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic:
Net income	$411,000	$115,000	$1,064,000	$706,000
Weighted average common shares outstanding	2,796,099	2,782,923	2,792,544	2,781,371
Basic net income per share	$0.15	$0.04	$0.38	$0.25

NOTE 4 – LOANS AND ASSET QUALITY

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At September 30, 2017			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$3,989	$8	$—	$48	$4,045
Commercial real estate	68,267	—	—	499	68,766
Consumer and indirect	94,578	1,085	—	385	96,048
Residential real estate	100,256	326	71	2,934	103,587

	$267,090	$1,419	$71	$3,866	$272,446

At December 31, 2016			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Commercial and industrial	$4,679	$—	$—	$—	$4,679
Commercial real estate	68,775	—	—	647	69,422
Consumer and indirect	82,134	992	—	456	83,582
Residential real estate	103,941	1,798	36	2,648	108,423

	$259,529	$2,790	$36	$3,751	$266,106

The balances in the above charts have not been reduced by the allowance for loan loss and the unearned income on loans. For the period ending September 30, 2017, the allowance for loan loss is $2.6 million and the unearned income

-  9 -

is $983,000. For the period ending December 31, 2016, the allowance for loan loss is $2,484,000 and the unearned income is $1,048,000.

	September 30,	December 31,
	2017	2016
	(dollars in thousands)

Troubled debt restructured loans	$299	$312
Non-accrual and 90 days or more and still accruing loans to gross loans	1.46%	1.43%
Allowance for credit losses to non-accrual and 90 days or more and still accruing loans	66.10%	65.59%

At September 30, 2017 there were three troubled debt restructured loans consisting of a commercial loan of $219,500, a residential real estate loan of $46,692 and a consumer loan of $32,696. The consumer and residential real estate loans are both on nonaccrual.

At September 30, 2017, there was $1,088,970 in loans outstanding, included in the current and 30‑89 days past due columns in the above table, as to which known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. The three loans outstanding, totaling $1,088,0970 are as follows: $706,974 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant; $162,496 Home Equity Line of Credit which is paying as agreed, however the borrower has defaulted on other commercial loans which have been satisfied; and a $219,500 Commercial loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $219,500. All three of these loans are classified with a risk rating of Substandard.

Non-accrual loans with specific reserves at September 30, 2017 are comprised of:

Consumer loans – Three loans to three borrowers in the amount of $174,589 with a specific reserve of $57,797 established for the loans.

Residential Real Estate – Two loans to two borrowers in the amount of $1,344,654, secured by residential property with a specific reserve of $532,378 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2017 and December 31, 2016.

(dollars in thousands)					Average
	Recorded	Principal	Income	Specific	Recorded
September 30, 2017	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,345	$1,374	$—	$532	$1,364
Commercial	—	—	—	—	—
Consumer	175	175	4	58	230
Installment	—	—	—	—	—
Home Equity	—	—	—	—	—
Commercial	219	219	8	220	224
Total impaired loans with specific reserves	$1,739	$1,768	$12	$810	$1,818

-  10 -

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,203	$2,011	$13	n/a	$2,377
Commercial	1,312	1,312	29	n/a	1,244
Consumer	108	108	—	n/a	104
Installment	146	146	—	n/a	130
Home Equity	—	—	—	n/a	—
Commercial	529	529	—	n/a	531
Total impaired loans with no specific reserve	$3,298	$4,106	$42	—	$4,386

(dollars in thousands)		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2016	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Real-estate - mortgage:
Residential	$1,393	$1,422	$58	$252	$1,442
Commercial	—	—	—	—	—
Consumer	128	128	—	50	167
Installment	—	—	—	—	—
Home Equity	—	—	—	—	—
Commercial	229	229	8	228	235
Total impaired loans with specific reserves	$1,750	$1,779	$66	$530	$1,844

Impaired loans with no specific reserve:
Real-estate - mortgage:
Residential	$1,479	$2,219	$21	n/a	$2,463
Commercial	1,413	1,565	59	n/a	1,594
Consumer	182	182	—	n/a	75
Installment	193	193	—	n/a	—
Home Equity	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total impaired loans with no specific reserve	$3,267	$4,159	$80	—	$4,132

Following are tables for September 2017 and December 2016 showing the provision for each group of loans.

	Commercial		Consumer
September 30, 2017	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$284	$259	$876	$1,051	$14	$2,484
Provision for credit losses	(37)	4	246	44	(14)	243
Recoveries	—	14	212	27	—	253
Loans charged off	—	—	(354)	(3)	—	(357)

Balance, end of year	$247	$277	$980	$1,119	$—	$2,623

Individually evaluated for impairment:
Balance in allowance	$220	$—	$58	$532	$—	$810
Related loan balance	220	—	175	1,345	—	1,740

Collectively evaluated for impairment:
Balance in allowance	$27	$277	$922	$587	$—	$1,813
Related loan balance	3,824	68,766	95,873	102,242	—	270,705

-  11 -

	Commercial		Consumer
December 31,	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$305	$262	$804	$1,631	$148	$3,150
Provision for credit losses	(30)	361	431	240	(134)	868
Recoveries	9	—	336	34	—	379
Loans charged off	—	(364)	(695)	(854)	—	(1,913)

Balance, end of year	$284	$259	$876	$1,051	$14	$2,484

Individually evaluated for impairment:
Balance in allowance	$229	$—	$50	$252	$—	$531
Related loan balance	229	1,413	503	2,872	—	5,017

Collectively evaluated for impairment:
Balance in allowance	$56	$259	$826	$799	$13	$1,953
Related loan balance	4,451	68,009	83,078	105,552	—	261,090

Following is a table showing activity for non-accrual loans for the quarters ended September 30, 2017 and September 30, 2016.

	Commercial		Consumer
	and	Commercial	and	Residential
	Industrial	Real Estate	Indirect	Real Estate	Totals

December 31, 2016 Balance	—	647	456	2,648	3,751

Transfers into non-accrual	48	—	586	605	1,239
Transfers to OREO	—	—	—	—	—
Loans paid down/payoffs	—	(16)	(144)	(316)	(476)
Loans returned to accrual status	—	(132)	(159)	—	(291)
Loans charged off	—	—	(354)	(3)	(357)

September 30, 2017	48	499	385	2,934	3,866

December 31, 2015	—	300	831	2,575	3,706
Transfers into non-accrual	—	325	759	103	1,187
Transfers to OREO	—	—	—	—	—
Loans paid down/payoffs	—	(10)	(482)	(354)	(846)
Loans returned to accrual status	—	—	(177)	(135)	(312)
Loans charged off	—	—	(524)	(854)	(1,378)

September 30, 2016	—	615	407	1,335	2,357

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the quarter ending September 30, 2017 and the year ended December 31, 2016. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

-  12 -

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average – low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

Loans rated 1‑4 are considered “Pass” for purposes of the risk rating chart below.

Risk ratings of loans by categories of loans are as follows:

September 30, 2017	Commercial		Consumer
	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$3,825	$67,124	$94,619	$100,210	$265,778
Special mention	—	437	834	479	1,750
Substandard	219	1,122	514	2,898	4,753
Doubtful	—	83	82	—	165
Loss	—	—	—	—	—

	$4,044	$68,766	$96,049	$103,587	$272,446

Non-accrual	48	499	385	2,934	3,866
Troubled debt restructures	219	—	33	47	299
Number of TDRs accounts	1	—	1	1	3
Non-performing TDRs	—	—	33	47	80
Number of non-performing TDR accounts	—	—	1	1	2

-  13 -

December 31, 2016	Commercial		Consumer
	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Total

Pass	$4,357	$64,208	$82,943	$105,225	$256,733
Special mention	94	3,801	276	527	4,698
Substandard	228	1,413	327	2,493	4,461
Doubtful	—	—	36	178	214
Loss	—	—	—	—	—

	$4,679	$69,422	$83,582	$108,423	$266,106

Non-accrual	—	647	456	2,648	3,751
Troubled debt restructures	228	—	36	48	312
Number of TDRs accounts	1	—	1	1	3
Non-performing TDRs	—	—	36	48	84
Number of non-performing TDR accounts	—	—	1	1	2

NOTE 5 – FAIR VALUE

ASC 820‑10 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

Fair Value Hierarchy

ASC 820‑10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820‑10, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Quoted prices in active markets for identical securities
•	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)
•	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820 10.

The Company’s bond holdings in the investment securities portfolio are the only asset or liability subject to fair value measurements on a recurring basis. The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. At September 30, 2017, these assets include 29 loans, excluding $226,000 of consumer and indirect loans, classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Loans which are deemed to be impaired ($5.0 million of loans with $810,000 of specific reserves as of September 30, 2017) and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans ($3.8 million of the total impaired loans as of September 30, 2017).  On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and have new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property

-  14 -

as our loan documents do not require the borrower to allow access to the property. Therefore the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances. The remaining impaired loans ($1.2 million with $292,000 of specific reserves as of September 30, 2017) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by Level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
September 30, 2017
Recurring:
Securities available for sale
U.S. Treasury	$—	$1,504	$—	$1,504
Agency	—	1,992	—	1,992
State and Municipal	—	36,835	—	36,835
Mortgaged-backed	—	49,572	—	49,572

Non-recurring:
Maryland Financial Bank stock	—	—	30	30
Impaired loans	—	—	4,227	4,227
OREO	—	114	—	114
	$—	$90,017	$4,257	$94,274
December 31, 2016
Recurring:
Securities available for sale
U.S. Treasury	$—	$1,507	$—	$1,507
Agency	—	—	—	—
State and Municipal	—	33,845	—	33,845
Mortgaged-backed	—	59,255	—	59,255

Non-recurring:
Maryland Financial Bank stock	—	—	30	30
Impaired loans	—	—	2,891	2,891
OREO	—	114	—	114
	$—	$94,721	$2,921	$97,642

The estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of

-  15 -

estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2017		December 31, 2016
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$4,371	$4,371	$3,195	$3,195
Interest-bearing deposits in other financial institutions	7,117	7,117	4,230	4,230
Federal funds sold	9	9	3,197	3,197
Investment securities available for sale	89,903	89,903	94,607	94,607
Investments in restricted stock	30	30	1,230	1,230
Ground rents	156	156	164	164
Loans, less allowance for credit losses	268,840	266,254	262,574	259,017
Accrued interest receivable	1,140	1,140	1,134	1,134
Cash value of life insurance	9,479	9,479	9,328	9,328

Financial liabilities:
Deposits	334,105	316,619	333,246	315,418
Long-term borrowings	—	—	10,000	10,257
Short-term borrowings	20,000	20,917	10,000	10,188
Dividends payable	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
September 30, 2017	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$11,497	$11,497	$11,497	—	$—
Loans receivable, net	268,840	266,254	—	—	266,254
Cash value of life insurance	9,479	9,479	—	9,479	—
Financial instruments - Liabilities
Deposits	334,105	316,619	219,478	97,141	—
Long-term debt	—	—	—	—	—
Short-term debt	20,000	20,917	—	20,917	—

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

-  16 -

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016 are as follows:

September 30, 2017	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. Treasury	$499	$1	$—	$—	$499	$1
Agency	1,992	7	848	12	2,840	19
State and Municipal	5,133	62	4,862	167	9,995	229
Mortgage Backed	33,466	422	9,446	232	42,912	654
	$41,090	$492	$15,156	$411	$56,246	$903

December 31, 2016	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—
Agency	—	—	986	16	986	16
State and Municipal	19,200	580	—	—	19,200	580
Mortgage Backed	43,094	575	9,603	277	52,697	852
	$62,294	$1,155	$10,589	$293	$72,883	$1,448

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

As of September 30, 2017, management had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. On September 30, 2017, the Bank held 30 investment securities that were in a continuous unrealized loss position for more than 12 months. Management does not believe the securities are impaired due to reasons of credit quality. As of September 30, 2017, management believes the impairment detailed in the table above is temporary and no impairment loss has been recognized in the Company’s consolidated income statement.

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

ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014‑09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014‑09 is effective for the Company on January 1, 2018. The Company is still evaluating the potential impact on the Company’s financial statements.

-  17 -

ASU 2016‑1, “No. 2016‑01, Financial Instruments – Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016‑1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016‑1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016‑02 “Leases (Topic 842).” ASU 2016‑02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016‑02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016‑2 will be effective for us on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of ASU 2016‑02 on our financial statements.

ASU 2016‑05 “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” ASU 2016‑05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016‑05 was effective for us on January 1, 2017 and did not have a significant impact on our financial statements.

ASU 2016‑07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016‑07 simplifies the transition to the equity method of accounting by eliminating retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things. ASU 2016‑07 was effective for us on January 1, 2017 and did not have a significant impact on our financial statements.

ASU 2016‑08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016‑08 was issued to clarify certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” The effective date and transition of ASU 2016‑08 is the same as the effective date and transition of ASU 2014‑09, Revenue from Contracts with Customers (Topic 606), as discussed above. The Company is currently evaluating the potential impact of ASU 2016‑08 on our financial statements.

ASU 2016‑09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016‑09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was

-  18 -

previously the case. ASU 2016‑09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016‑09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016‑09 was effective on January 1, 2017 and did not have a significant impact on our financial statements.

ASU No. 2016‑10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016‑10 was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016‑10 is the same as the effective date and transition of ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606),” as discussed above. The Company is currently evaluating the potential impact of ASU 2016‑10 on our financial statements.

ASU No. 2016‑12, “Revenue From Contracts With Customers (Topic 606) Narrow-Scope and Practical Expedients” which updated guidance intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers. The updated guidance includes narrow-scope improvements intended to address implementation issues and to provide additional practical expedients in the guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

ASU No. 2016‑13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” which updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

ASU 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016‑15”). This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate- owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016‑15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

ASU 2016‑16, “Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016‑16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016‑16 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2016‑18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016‑18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016‑18 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

-  19 -

ASU 2017‑01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017‑01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business. ASU 2017‑01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017‑01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2017‑08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017‑08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017‑08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

ASU 2017‑09, “Compensation-Stock Compensation (Topic 718): Scope of Modification”. ASU 2017‑09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017‑09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017‑09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017‑09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of ASU 2017‑09 on its consolidated financial statements, but does not expect the adoption of ASU 2017‑09 to have material impact on it consolidated financial statements.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Form 10‑Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in the Company’s periodic reports filed with the Securities and Exchange Commission, including its most recent Annual Report on Form 10‑K.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

-  20 -

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Bank’s loan portfolio grew by $6.3 million or 2.4% in the first nine months of 2017. Overall deposits increased by $859,000 or 0.26%. The Company has a very strong capital position and capacity for future growth with estimated total regulatory capital to risk weighted assets of 14.68% as of September 30, 2017. At September 30, 2017, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 13.63% at September 30, 2017 compared to 13.63% at December 31, 2016. Our liquidity position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the investment portfolio. Net income available to common stockholders for the three- and nine-month periods ended September 30, 2017 were $411,000 and $1.06 million, respectively, or $0.15 and $0.38 per basic and diluted share compared to $115,000 and $706,000, or $0.04 and $0.25 per basic and diluted share for the same periods of 2016. The results recorded for the first three- and nine-month periods of 2017 exceeded the same period of 2016 due primarily to strong loan growth and materially improving efficiency metrics. Our ongoing efficiency efforts continue in 2017. For the three- and nine-month periods ended September 30, 2017, noninterest expense was $2.7 million and $8.1 million, respectively, compared to $3.0 million and $8.3 million for the same periods of 2016. The primary contributor to the decrease when compared to the three- and nine-month periods ended September 30, 2016 was an decrease in salaries and employee benefits, and a decrease in other expenses.

RESULTS OF OPERATIONS

Net Interest Income. The Company’s net interest income for the three- and nine-month periods ended September 30, 2017 was $2.9 million and $8.7 million, respectively, compared to $2.8 million and $8.3 million, respectively, for the same period in 2016, an increase of $143,000, or 5.13% for the three months and an increase of $339,000, or 4.08% for the nine months.

Interest income for the third quarter increased $116,000 from $3.3 million in 2016 to $3.4 million in 2017, a 3.5% increase.  Interest income for the nine months increased $203,000 from $9.9 million in 2016 to $10.1 million in 2017, a 2.04% increase. The primary reason for the increase in interest income for the 2017 periods when compared to the 2016 periods was the $123,000 increase in loan income and a $56,0000 increase in interest income for state and municipal and Treasury and agency securities.

Interest expense for the third quarter decreased from $526,000 in 2016 to $499,000 in 2017, a 5.14% decrease. Interest expense for the nine months decreased from $1.6 million in 2016 to $1.5 million in 2017, an 8.43% decrease. Interest expense for the third quarter and nine months of 2017 was lower than the comparable periods of 2016 primarily due to the decrease in rates paid on our deposit accounts and a change in the mix from interest bearing accounts to non-interest bearing accounts, offset by an increase in interest paid on borrowings.

Net interest margins for the three- and nine-month periods ended September 30, 2017 was 3.10% and 3.09% compared to 2.97% for the three- and nine-month periods ended September 30, 2016.  The increase in the net interest margin for the third quarter 2017 as compared to the same period in 2016 was primarily due to increasing yields on investment securities and lower funding costs, offset by lower yields on the loan portfolio primarily due to principal curtailments on higher yielding 1-4 Family Loans combined with increasing balances on lower yielding Indirect Automobile Loans.

-  21 -

The net interest margin calculations on the Bank for the three- and nine-month periods ended September 30, 2017 and 2016 are below:

	Three Months Ended September 30,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$12,765	$38	1.16%	$15,467	$18	0.46%
Investment securities available for sale	90,028	498	2.21	100,565	492	1.96
Restricted equity securities	1,384	15	4.43	1,230	13	4.50
Total interest bearing deposits/investments	104,177	551	2.10	117,262	523	1.78

Loans:
Commercial & industrial	11,721	173	5.85	12,446	160	5.13
Commercial real estate	67,159	848	5.01	67,694	792	4.66
Residential real estate	85,468	975	4.57	91,976	1,125	4.89
Indirect automobile	84,163	546	2.60	64,315	418	2.60
Construction	7,186	106	5.88	4,082	61	5.96
Consumer & other	15,276	235	6.10	16,070	239	5.92
Total loans	270,973	2,883	4.22	256,583	2,795	4.33
Total interest-earning assets	375,150	3,434	3.63	373,845	3,318	3.53

Cash	3,526			3,870
Allowance for loan losses	(2,657)			(2,318)
Market valuation	(441)			1,051
Other assets	18,299			17,217
Total non-earning assets	18,727			19,820
Total assets	$393,877			$393,665

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$112,446	15	0.05%	$111,132	14	0.05%
Money market	19,332	2	0.05	18,534	2	0.05
Certificates of deposit	98,962	306	1.23	109,720	348	1.26
Total interest-bearing deposits	230,740	323	0.56	239,386	364	0.61

Borrowed Funds:
Federal Funds Purchased	—	—	—	—	—	—
FHLB advances	23,667	176	2.94	20,000	162	3.21
Total borrowed funds	23,667	176	2.94	20,000	162	3.21
Total interest-bearing liabilities	254,407	499	0.78	259,386	526	0.81

Non-interest-bearing deposits	103,999			98,345
Total cost of funds	358,406	499	0.55	357,731	526	0.58

Other liabilities and accrued expenses	1,093			1,088
Total liabilities	359,499			358,819

Stockholder's equity	34,378			34,846
Total liabilities and equity	$393,877			$393,665
Net interest income		$2,935			$2,792
Yield on earning assets			3.63%			3.54%
Cost of interest-bearing liabilities			0.78%			0.81%
Net interest spread			2.85%			2.73%
Net interest margin			3.10%			2.97%

-  22 -

	Nine Months Ended September 30,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars In Thousands)
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$11,869	$80	0.90%	$16,044	$49	0.41%
Investment securities available for sale	92,151	1,523	2.20	99,710	1,467	1.96
Restricted equity securities	1,304	35	3.58	1,231	42	4.61
Total interest bearing deposits/investments	105,324	1,638	2.08	116,985	1,558	1.78

Loans:
Commercial & industrial	11,974	500	5.58	12,534	479	5.11
Commercial real estate	67,328	2,479	4.92	67,777	2,327	4.59
Residential real estate	87,897	3,011	4.57	94,075	3,426	4.86
Indirect automobile	80,553	1,556	2.58	62,397	1,219	2.61
Construction	6,514	277	5.69	4,588	201	5.85
Consumer & other	15,067	680	6.03	16,414	728	5.93
Total loans	269,333	8,503	4.22	257,785	8,380	4.34
Total interest-earning assets	374,657	10,141	3.62	374,770	9,938	3.54

Cash	3,264			3,549
Allowance for loan losses	(2,628)			(2,598)
Market valuation	(861)			512
Other assets	18,298			17,309
Total non-earning assets	18,073			18,772
Total assets	$392,730			$393,542

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$111,724	45	0.05%	$109,615	42	0.05%
Money market	19,341	7	0.05	19,137	7	0.05
Certificates of deposit	101,636	932	1.23	112,776	1,084	1.28
Total interest-bearing deposits	232,701	984	0.57	241,528	1,133	0.63

Borrowed Funds:
Federal Funds Purchased	—	—	—	—	—	—
FHLB advances	21,777	494	3.03	20,000	481	3.21
Total borrowed funds	21,777	494	3.03	20,000	481	3.21
Total interest-bearing liabilities	254,478	1,478	0.78	261,528	1,614	0.82

Non-interest-bearing deposits	103,269			96,470
Total cost of funds	357,747	1,478	0.55	357,998	1,614	0.60

Other liabilities and accrued expenses	1,027			979
Total liabilities	358,774			358,977

Stockholder's equity	33,956			34,565
Total liabilities and equity	$392,730			$393,542
Net interest income		$8,663			$8,324
Yield on earning assets			3.62%			3.54%
Cost of interest-bearing liabilities			0.78%			0.82%
Net interest spread			2.84%			2.72%
Net interest margin			3.09%			2.97%

Provision for Credit Losses. The Company made a provision for credit losses of $78,000 and a provision of $243,000 during the three- and nine-month periods ending September 30, 2017 and $116,000 and $233,000 during the three- and nine-month periods ending September 30, 2016. As of September 30, 2017, the allowance for credit losses equaled 66.10% of non-accrual and past due loans compared to 65.59% at December 31, 2016 and 91.57% at

-  23 -

September 30, 2016. During the three- and nine-month periods ended September 30, 2017, the Company recorded net charge-offs of $54,000 and $104,000 compared to net charge-offs of $93,000 and $1.1 million during the corresponding period of the prior year.

Noninterest Income. Noninterest income increased to $368,000 for the three-month period ended September 30, 2017, from $340,000 for the corresponding 2016 period, a $28,000, or 8.24% increase. The increase is due to an increase in other fees and commissions.  Noninterest income decreased to $935,000 for the nine-month period ended September 30, 2017, from $942,000 for the corresponding 2016 period, a $7,000, or 0.74% decrease. The decrease for the nine-month period was primarily due to decreased service charges on deposit accounts and other income, with lesser decreases in other areas.

Noninterest Expenses. Noninterest expenses decreased from $3.0 million for the three-month period ended September 30, 2016, to $2.7 million for the corresponding 2017 period, a $243,000, or 8.24% decrease. The decrease for the three-month period was due to lower salaries and employee benefit expenses, data processing services, FDIC insurance costs and loan collection costs, offset by higher, marketing costs, telephone costs and occupancy and equipment costs. Noninterest expenses decreased from $8.3 million for the nine month period ended September 30, 2016, to $8.1 million for the corresponding 2017 period, a $207,000, or 2.49% decrease. The decrease for the nine-month period was due to lower salaries and employee benefit expenses, data processing services, FDIC insurance costs and loan collection costs, offset by higher professional fees, marketing costs, telephone costs and occupancy and equipment costs.

Income Taxes. During the three- and nine-month periods ended September 30, 2017, the Company recorded an income tax expenses of $101,000 and $194,000, respectively, compared to income tax (benefit) expense of ($55,000) and $23,000 for the same respective periods in 2016. The Company’s effective tax rate for the three- and nine-month periods in 2017 was 19.77% and 15.43%, respectively, compared to (91.67%) and 3.16% for the prior year period. The increases in the effective tax rate for the three- and nine-month periods was due to higher income driven by the improved credit of the overall loan portfolio resulting in a higher tax provision.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements.  Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the third quarter of 2017, comprehensive income, net of tax, totaled $344,000, compared to a loss of ($189,000) for the same period in 2016. Year-to-date comprehensive income, net of tax, totaled $1,545,000, compared to $1,498,000 for the same period in 2016. The increases for the three- and nine-month periods were due to increases in net income compared to previous comparative periods.

FINANCIAL CONDITION

General. The Company’s assets increased to $389.9 million at September 30, 2017 from $388.4 million at December 31, 2016, primarily due to an increase in cash and cash equivalents and loans, offset by a decrease in investment securities. The Bank’s net loans totaled $268.8 million at September 30, 2017, compared to $262.6 million at December 31, 2016,  an increase of $6.3 million, or 2.39%,  primarily attributable to an increase in indirect, multifamily, land and smaller increases in various other loan categories. These increases were partially offset by decreases in purchase money mortgages, refinance loans and commercial and industrial mortgages. There was also an increase in mortgage participations sold.

The Company’s investment securities available for sale totaled $89.9 million at September 30, 2017, a $4.7 million, or 4.98% decrease from $94.6 million at December 31, 2016, due to principle and interest payments received offset by the purchase of six new investment securities. The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2017, totaled $11.5 million, an increase of $875,000, or 8.24% from the December 31, 2016 total of $10.6 million.

Deposits as of September 30, 2017 totaled $334.1 million, which is an increase of $0.8 million, or 0.24% from $333.2 million at December 31, 2016. Demand deposits as of September 30, 2017, totaled $104.5 million, which is an increase of $4.4 million, or 4.40% from $100.1 million at December 31, 2016. NOW accounts as of September 30, 2017,

-  24 -

totaled $28.9 million, which is a decrease of $0.5 million, or 1.70% from $29.4 million at December 31, 2016. Money market accounts as of September 30, 2017, totaled $18.8 million, which is an increase of $0.5 million, or 2.73%, from $18.3 million at December 31, 2016. Savings deposits as of September 30, 2017, totaled $83.2 million, which is an increase of $3.3 million, or 4.13% from $80.0 million at December 31, 2016. Certificates of deposit over $100,000 totaled $29.2 million on September 30, 2017, which is a decrease of $1.7 million, or 5.5% from $30.9 million at December 31, 2016. Other time deposits (made up of certificates of deposit less than $100,000 and individual retirement accounts) totaled $69.3 million on September 30, 2017, which is a $5.2 million, or 6.98% decrease from the $74.5 million total at December 31, 2016.

Loans. The following tables set forth the amount of the Bank’s loans by categories at the dates indicated.

	September 30,		December 31,
	2017		2016
(Dollars in Thousands)	$	%	$	%
Mortgage:
Residential	$101,330	37.19%	$105,878	39.79%
Commercial	62,657	23.00	66,756	25.09
Construction and land development	8,366	3.07	5,211	1.96

Consumer:
Installment	13,855	5.09	13,591	5.11
Personal unsecured lines	105	0.04	89	0.03
Indirect automobile	82,089	30.13	69,902	26.27
Commercial	4,044	1.48	4,679	1.76
Gross loan	272,446	100.00%	266,106	100.00%
Unearned income on loans	(983)		(1,048)
Gross loans net of unearned income	271,463		265,058
Allowance for credit losses	(2,623)		(2,484)
Loans, net	$268,840		$262,574

The Bank’s net loans totaled $268.8 million at September 30, 2017, compared to $262.6 million at December 31, 2016, an increase of $6.3 million, or 2.36%. Construction loans increased from $5.2 million to $8.4 million ($3.2 million or 60.54%). Commercial real estate loans decreased from $66.8 million to $62.7 million ($4.1 million or 6.14%) as loan payoffs outpaced loan originations.

Other Real Estate Owned. At September 30, 2017, the Company had $114,000 in real estate acquired in partial or total satisfaction of debt, compared to $114,000 at December 31, 2016. All such properties are recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in non-interest expense. Gains and losses realized from the sale of other real estate owned are included in non-interest income or expense.

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

-  25 -

Transactions in the allowance for credit losses for the nine months ended September 30, 2017 and the year ended December 31, 2016 were as follows:

	Commercial		Consumer
September 30, 2017	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$284	259	$876	$1,051	$14	$2,484
Provision for credit losses	(37)	4	246	44	(14)	243
Recoveries	—	14	212	27	—	253
Loans charged off	—	—	(354)	(3)	—	(357)

Balance, end of quarter	$247	$277	$980	$1,119	$—	$2,623

Individually evaluated for impairment:
Balance in allowance	$220	$—	$58	$532	$—	$810
Related loan balance	220	—	175	1,345	—	1,740

Collectively evaluated for impairment:
Balance in allowance	$28	$277	$921	$587	$—	$1,813
Related loan balance	3,825	68,766	95,873	102,242	—	270,706

	Commercial		Consumer
December 31, 2016	and	Commercial	and	Residential
(dollars in thousands)	Industrial	Real Estate	Indirect	Real Estate	Unallocated	Total

Balance, beginning of year	$305	$262	$804	$1,631	$148	$3,150
Provision for credit losses	(30)	361	431	240	(134)	868
Recoveries	9	—	336	34	—	379
Loans charged off	—	(364)	(695)	(854)	—	(1,913)

Balance, end of quarter	$284	$259	$876	$1,051	$14	$2,484

Individually evaluated for impairment:
Balance in allowance	$229	$—	$50	$251	$—	$530
Related loan balance	229	1,413	503	2,872	—	5,017

Collectively evaluated for impairment:
Balance in allowance	$56	$259	$826	$799	$14	$1,954
Related loan balance	4,451	68,009	83,078	105,552	—	261,090

As of September 30, 2017, and December 31, 2016, the allowance for loan losses included an unallocated portion in the amount of $0 and $14,000, respectively. The unallocated portion of the allowance for credit losses is available to absorb further losses that may not necessarily be accounted for in the current model. Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	September 30,	September 30,
	2017	2016
	(dollars in thousands)
Average loans	$266,715	$255,170
Net charge-offs to average loans (annualized)	0.05%	0.32%

During 2017, loans to 48 borrowers and related entities totaling approximately $356,000 were determined to be uncollectible and were charged off.

-  26 -

Pension and Profit Sharing Plans.  The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees.

The Bank has accrued $328,000 as of September 30, 2017in anticipation of funding this contribution.

Reserve for Unfunded Commitments. As of September 30, 2017, the Bank had outstanding commitments totaling $21.3 million. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months
	Ended September 30,
	2017	2016
	(Dollars in Thousands)

Beginning balance	$25	$12
Reduction of unfunded reserve	(21)	(6)
Provisions charged to operations	9	19

Ending balance	$13	$25

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the Third quarter of 2017.

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

-  27 -

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2017.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(Dollars in Thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$10,440
Federal funds and overnight deposits	1,057	—	—	—	1,057
Securities	—	500	2,739	86,664	89,903
Loans	20,104	5,411	80,899	162,426	268,840
Fixed assets	—	—	—	—	3,451
Other assets	—	—	—	—	16,193
Total assets	$21,161	$5,911	$83,638	$249,090	$389,884

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$104,571
NOW accounts	28,880	—	—	—	28,880
Money market deposit accounts	18,835	—	—	—	18,835
Savings accounts	83,714	—	—	—	83,714
IRA accounts	1,641	6,292	25,012	764	33,709
Certificates of deposit	6,112	13,209	44,954	121	64,396
Long-term borrowings	—	—	—	—	—
Short-term borrowings	10,000	10,000	—	—	20,000
Other liabilities	—	—	—	—	1,143
Stockholders’ equity:	—	—	—	—	34,636
Total liabilities and stockholders' equity	$149,182	$29,501	$69,966	$885	$389,884

GAP	$(128,021)	$(23,590)	$13,672	$248,205
Cumulative GAP	$(128,021)	$(151,611)	$(137,939)	$110,266
Cumulative GAP as a % of total assets	-32.84%	-38.89%	-35.38%	28.28%

The foregoing analysis assumes that the Company’s assets and liabilities move with rates at their earliest repricing opportunities based on final maturity. Mortgage backed securities are assumed to mature during the period in which they are estimated to prepay and it is assumed that loans and other securities are not called prior to maturity. Certificates of deposit and IRA accounts are presumed to reprice at maturity. NOW savings accounts are assumed to reprice at within six months although it is the Company’s experience that such accounts may be less sensitive to changes in market rates.

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of September 30, 2017, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Immediate Change in Rates
	`-200	`-100	`+100	`+200
	Basis Points	Basis Points	Basis Points	Basis Points

% Change in Net Interest Income	-15.5%	-7.7%	4.0%	7.1%
% Change in Economic Value of Equity	-12.4%	-0.7%	1.2%	-7.8%

Inasmuch as a large portion of the Company’s deposits are non-interest bearing, in an increasing interest rate environment the Company’s interest income increases at a proportionally greater rate than its total interest expense, thereby

-  28 -

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of six months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2017, totaled $11.5 million, an increase of $875,000, or 8.24% from the December 31, 2016 total of $10.6 million.

As of September 30, 2017, the Bank was permitted to draw on a $54.1 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At December 31, 2016, there were $10.0 million in short-term borrowings and $10.0 million in long-term borrowings from FHLB. As of September 30, 2017, there were $20.0 million in short-term convertible advances outstanding with various monthly and quarterly call features. In addition, the Bank has three unsecured federal funds lines of credit in the amount of $3.0 million, $5.0 million and $8.0 million, of which nothing was outstanding as of September 30, 2017.

The Company’s stockholders’ equity increased $821,000, or 2.43% during the nine months ended September 30, 2017, due to a decrease in accumulated other comprehensive loss, net of taxes and an increase in additional paid-in capital and retained earnings. The Company’s accumulated other comprehensive loss, net of taxes decreased by $481,000, or 59.38% from ($810,000) at December 31, 2016 to ($329,000) at September 30, 2017, as a result of an increase in the market value of securities classified as available for sale. Retained earnings increased by $227,000, or 1.05% as the result of the Company’s net income for the nine months, offset by dividends.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2017, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.56%, a Tier 1 risk-based capital ratio of 13.63%, a common equity

-  29 -

Tier 1 risk-based capital ratio of 13.63%, and a total risk-based capital ratio of 14.68%. The Company’s capital amounts and ratios at September 30, 2017 and December 31, 2016 were as follows:

			Minimum capital		To be well
	Actual		adequacy		capitalized
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$34,064	13.63%	$11,250	4.50%	$16,251	6.50%
Total capital (to risk weighted assets)	$36,699	14.68%	$20,001	8.00%	$25,001	10.00%
Tier 1 capital (to risk weighted assets)	$34,064	13.63%	$15,001	6.00%	$20,001	8.00%
Tier 1 leverage (to average assets)	$34,064	8.56%	$15,919	4.00%	$19,898	5.00%

			Minimum capital		To be well
	Actual		adequacy		capitalized
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$33,962	13.63%	$11,213	4.50%	$16,197	6.50%
Total capital (to risk weighted assets)	$36,471	14.64%	$19,935	8.00%	$24,918	10.00%
Tier 1 capital (to risk weighted assets)	$33,962	13.63%	$14,951	6.00%	$19,935	8.00%
Tier 1 leverage (to average assets)	$33,962	8.68%	$15,659	4.00%	$19,574	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2016 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

-  30 -

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

ITEM 1.              LEGAL PROCEEDINGS

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None.

-  31 -

ITEM 6.              EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8‑A filed December 27, 1999, File No. 0‑24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended March 31, 2003, File No. 0‑24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8‑K filed December 8, 1999, File No. 0‑24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended March 31, 2003, File No. 0‑24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S‑8, File No.33‑62280)
10.2

The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S‑8, File No. 333‑46943)

10.3

Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2001, File No. 0‑24047)

31.1	Rule 15d‑14(a) Certification of Chief Executive Officer
31.2	Rule 15d‑14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the six and nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016,and (vi) Notes to Unaudited Condensed Consolidated Financial Statements

-  32 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: November 14, 2017	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer

-  33 -