Form 10-K
period 2017-12-31
GLEN BURNIE BANCORP
filed 2018-04-02
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017 or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from    to

Commission file number:    0‑24047

GLEN BURNIE BANCORP

(Exact name of registrant as specified in its charter)

MARYLAND	52‑1782444
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Crain Highway, S.E., Glen Burnie, Maryland	21061
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(410) 766‑3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $1.00 par value
Common Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer☐	Smaller Reporting Company☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $23,553,580, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

The number of shares of common stock outstanding as of March 23, 2018 was 2,804,456.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLEN BURNIE BANCORP

2017 ANNUAL REPORT ON FORM 10‑K

PART I

As used in this Annual Report, the term “the Company” refers to Glen Burnie Bancorp and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Glen Burnie Bancorp and its consolidated subsidiaries.

ITEM 1. BUSINESS

GENERAL

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland.  The Company owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Odenton, Riviera Beach, Crownsville, Severn (two locations), Linthicum and Severna Park, Maryland.  The Bank also maintains a remote Automated Teller Machine (“ATM”) location in Pasadena, Maryland.  The Bank maintains a website at www.thebankofglenburnie.com.  It is the oldest independent commercial bank in Anne Arundel County.  The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations.

The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans.  Commercial lending consists of both secured and unsecured loans.  The Bank also originates automobile loans through arrangements with local automobile dealers.  The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”).  We attract deposit customers from the general public and use such funds, together with other borrowed funds, to make loans.  Our results of operations are primarily determined by the difference between interest incomes earned on our interest-earning assets, primarily interest and fee income on loans, and interest paid on our interest-bearing liabilities, including deposits and borrowings.

The Company’s principal executive office is located at 101 Crain Highway, S.E., Glen Burnie, Maryland 21061.  Its telephone number at such office is (410) 766‑3300.

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

RECENT DEVELOPMENTS

On December 22, 2017, President Trump signed into law major tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act").  The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35 percent to 21 percent and makes many other changes to the U.S. tax code.  We were required to revalue our deferred tax assets and liabilities at the new statutory tax rate upon enactment.  As a result of this revaluation, in 2017, we recognized a one-time $0.6 million income tax expense.

AVAILABILITY OF INFORMATION

Information on the Company and its subsidiary Bank may be obtained from the Company’s website www.thebankofglenburnie.com. Copies of the Company’s annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and all amendments thereto are available free of charge on the website as soon as practicable after they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC’s EDGAR reporting system.  Simply select the “Investor Relations” menu item, then click on the “All SEC Filings” or “Insider Transactions” link.

MARKET AREA

The Bank considers its principal market area for lending and deposit products to consist of Anne Arundel County, Maryland.  Anne Arundel County includes the suburbs of the City of Baltimore and is characterized by an aging population.  Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at businesses located at or around the nearby Baltimore Washington International Airport.  Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states.  All of our revenue is generated within the United States.

COMPETITION

Our principal competitors for deposits are other financial institutions, including other savings institutions, commercial banks, credit unions, and local banks and branches or affiliates of other larger banks located in our primary market area.  Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities.  Additional competition for depositors' funds comes from mutual funds, U.S. Government securities, insurance companies and private issuers of debt obligations and suppliers of other investment alternatives for depositors such as securities firms.  Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed.  Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes.  Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

The Bank’s interest rates, loan and deposit terms, and offered products and services are impacted, to a large extent, by competition.  With respect to indirect lending, the Bank faces competition from other banks and the financing arms of automobile manufacturers.  We compete in this area by offering competitive rates and responsive service to dealers.  The Bank attempts to provide superior service within its community and to know, and facilitate services, to, its customers.  It seeks commercial relationships with small to medium size businesses, which the Bank believes would welcome personal service and flexibility.  The Bank believes its greatest competition comes from larger intra- and inter-state financial institutions.

STRATEGY

We operate on the premise that the consolidation activities in the banking industry have created an opportunity for a well-capitalized community bank to satisfy banking needs that are no longer being adequately met in the local market.  Large national and regional banks are catering to larger customers and provide an impersonal experience, and typical community banks, because of their limited capacity, are unable to meet the needs of many small-to-medium-sized businesses.  Specifically, as a result of bank mergers in the 1990s, many banks in the Baltimore metropolitan area became local branches of large regional and national banks.  Although size gave the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, we believe that these larger, national banks remain focused on a mass market approach which de-emphasizes personal contact and service.  We also believe that the centralization of decision-making power at these large institutions has resulted in a lack of customer service.  At many of these institutions, determinations are made at the out-of-state “home office" by individuals who lack personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution.  We believe that this trend is ongoing, and continues to be particularly frustrating to owners of small and medium-sized businesses, business professionals and individual consumers who traditionally have been accustomed to dealing directly with a bank executive who had an understanding of their banking needs with the ability to deliver a prompt response.

We attempt to differentiate ourselves from the competition through personalized service, flexibility in meeting the needs of customers, prompt decision making and the availability of senior management to meet with customers and prospective customers.

PRODUCTS AND SERVICES

General

Our primary market focus is on making loans to and gathering deposits from small and medium-sized businesses and their owners, professionals and executives, real estate investors and individual consumers in our primary market area.  We lend to customers throughout Maryland, with our core market being Northern Anne Arundel County and surrounding areas of Central Maryland.  To a limited extent, we lend to customers in neighboring states.  The Bank offers a full range of consumer and commercial loans.  The Bank’s lending activities include residential and commercial real estate loans, construction loans, land acquisition and development loans, commercial loans and consumer installment lending including indirect automobile lending.  Substantially all of the Bank’s loan customers are residents of Anne Arundel County and surrounding areas of Central Maryland.  The Bank solicits loan applications for commercial loans from small to medium sized businesses located in its market area.  The Company believes that this is a market in which a relatively small community bank, like the Bank, has a competitive advantage in personal service and flexibility.  The Bank’s consumer lending currently consists primarily of indirect automobile loans originated through arrangements with local dealers.

Lending Activities

Credit Policies and Administration

The Bank’s lending activities are conducted pursuant to written policies approved by the Board of Directors (“Board”) intended to ensure proper management of credit risk.  Loans are subject to a well-defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration.  Regular portfolio reviews are performed by the Bank’s senior credit officer to identify potential underperforming loans and other credit facilities, estimate loss exposure and to ascertain compliance with the Bank’s policies.  For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and any guarantor, the related collateral, and the effects of economic conditions.

The Bank’s loan approval policy provides for various levels of individual lending authority.  The maximum aggregate lending authority granted by the Bank to any one Lending Officer is $750,000.  A combination of approvals from certain officers may be used to lend up to an aggregate of $1,000,000.  We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  Our lending staff follows pricing guidelines established periodically by our management team.  The Bank maintains two committees, separate from the Board of Directors, which have authorization to approve extensions of credit.  The two committees are called the Officer’s Loan Committee (“OLC”) and the Executive Committee (“EC”).  The OLC is authorized to approve extensions of credit where the total aggregate amount of credit to the borrower or guarantor is less than or equal to $1,000,000.  The OLC consists of the President/Chief Executive Officer (“President/CEO”), Chief Financial Officer (“CFO”), and Chief Lending Officer (“CLO”) plus two additional loan officers.  The EC approves extensions of credit where the aggregate amount of credit to an existing borrower is less than or equal to $3,000,000.  The EC is comprised of the Chairman of the Board, or the President/CEO plus two (2) outside Directors.  Extensions of credit greater than $3,000,000 must be approved by the Board of Directors.  Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial conditions of our borrowers and the concentration of loans in our portfolio.

All loans by the Bank to our directors and executive officers and their affiliates require pre-approval by the Bank’s Board of Directors to ensure, among other things, compliance with Section 23A and Section 23B of the Federal Reserve Act and Regulation O promulgated thereunder.  It is the Bank’s policy that all approved loans must be made on substantially the same terms as loans made to persons who are unrelated to the Bank.

In addition to the normal repayment risks, all loans in the portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market.  Generally, longer-term loans have periodic interest rate adjustments and/or call provisions.  Senior management monitors the loan portfolio closely to ensure that we minimize past due loans and that we swiftly deal with potential problem loans.

The Bank also retains an outside, independent firm to review the loan portfolio.  This firm performs a detailed annual review.  We use the results of the firm’s report primarily to validate the risk ratings applied to loans in the portfolio and identify any systemic weaknesses in underwriting, documentation or management of the portfolio.  Results of the annual review are presented to executive management, the audit committee of the board and the full board of directors and are available to and used by regulatory examiners when they review the Bank’s asset quality.

The Bank maintains the normal checks and balances on the loan portfolio not only through the underwriting process but through the utilization of an internal credit administration group that both assists in the underwriting and serves as an additional reviewer of underwriting.  The separately managed loan administration group also has oversight for documentation, compliance and timeliness of collection activities.  Our internal audit department also reviews documentation, compliance and file management.

Real Estate Lending

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

Commercial Lending

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

Installment Lending

The Bank makes consumer and commercial installment loans for the purchase of automobiles, boats, other consumer durable goods, capital goods and equipment.  Such loans provide for repayment in regular installments and are secured by the goods financed.  Also included in installment loans are other types of credit repayable in installments.  As of December 31, 2017, approximately 43% of the installment loans in the Bank’s portfolio (other than indirect automobile lending) had been originated for commercial purposes and 57% had been originated for consumer purposes.

Indirect Automobile Lending

The Bank commenced its indirect automobile lending program in January 1998.  The Bank finances new and used automobiles for terms of no more than 72 months except for vehicles with original purchase prices greater than $60,000 which may be written for terms up to 75 months if approved by a Senior Loan Officer, CLO, CFO, CEO, or President.  The Bank will lend a maximum of 100% of invoice on new vehicles.  On used vehicles, the Bank will not lend more than 90% of the of the average retail value as defined by a major national publication approved by the Bank.  The Bank requires all borrowers to obtain vendor’s single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses.  The Bank originates indirect loans through a network of approximately 65 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties.  Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

Consumer Lending

We offer various types of secured and unsecured consumer loans.  Generally, our consumer loans are made for personal, family or household purposes as a convenience to our customer base.  As a general guideline, a consumer’s total debt service should not exceed 38% of their gross income.  The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.

Consumer loans may present greater credit risk than residential real estate loans because many consumer loans are unsecured or are secured by rapidly depreciating assets.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation.  Consumer loan collections also depend on the borrower’s continuing financial stability.  If a borrower suffers personal financial difficulties, the loan may not be repaid.  Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans.

Personal Unsecured Lines

The Bank offers overdraft protection lines of credit, tied to checking accounts, as a convenience to qualified customers.

Loan Originations, Purchases, Sales, Participations and Servicing

All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines.  We originate both fixed and variable rate loans.  Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  We occasionally sell participations in commercial loans to correspondent banks if the amount of the loan exceeds our internal limits.  More rarely, we purchase loan participations from correspondent banks in the local market as well.  Those loans are underwritten in-house with the same standards as loans directly originated.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors.  The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan, if applicable.  To assess a business borrower’s ability to repay, we review and analyze, among other factors:  current income, credit history including the Bank’s prior experience with the borrower, cash flow, any secondary sources of repayment, other debt obligations in regards to the equity/net worth of the borrower and collateral available to the Bank to secure the loan.

We require appraisals or valuations of all real property securing one-to-four family residential and commercial real estate loans and home equity loans and lines of credit.  All appraisers are state licensed or state certified appraisers, and a list of approved appraisers is maintained and updated on an annual basis.

Deposit Activities

Deposits are the major source of our funding.  We offer a broad array of consumer and business deposit products that include demand, money market, and savings accounts, as well as time deposits.  We offer a competitive array of commercial cash management products, which allow us to attract demand deposits.  We believe that we pay competitive rates on our interest-bearing deposits.  As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

Other Banking Products

We offer our customers treasury services products that include wire transfer and ACH services, checkcards and automated teller machines at most of our full service branch locations, safe deposit boxes at some full service locations and credit cards through a third party processor.  In addition to traditional deposit services, we offer telephone banking services, mobile banking, internet banking services and internet bill paying services to our customers.

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

EMPLOYEES

At December 31, 2017, the Bank had 99 full-time equivalent employees.  Neither the Company nor GBB currently has any employees.  None of our employees are represented by a union or covered under a collective bargaining agreement.  Management considers its employee relations to be excellent.

SUPERVISON AND REGULATION

General

The Company and the Bank are extensively regulated under federal and state law.  To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any change in applicable laws or regulations may have a material effect on our business and our prospective business.  Our operations may be affected by legislative changes and by the policies of various regulatory authorities.  We are unable to predict the nature or the extent of the effects on our business and earnings that fiscal or monetary policies, economic controls, or new federal or state legislation may have in the future.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHCA”).  As such, the Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and subject to Federal Reserve Board regulation, examination, supervision and reporting requirements.  As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA.  The Company is also subject to regular inspection by Federal Reserve Board examiners.  As a publicly traded company whose common stock is registered under Section 12(g) of the Exchange Act, we are under the jurisdiction of the SEC and subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.  We are listed on the NASDAQ Global Select Market and we are subject to the rules of NASDAQ for listed companies.

As a state-chartered bank with deposits insured by the FDIC but which is not a member of the Federal Reserve System (a “state non-member bank”), the Bank is subject to the supervision of the Maryland Commissioner of Financial Regulation (“Commissioner”) and the FDIC.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors, and not for the protection of stockholders.  The Commissioner and FDIC regularly examine the operations of the Bank, including but not limited to capital adequacy, assets, earnings, liquidity, sensitivity to market interest rates, reserves, loans, investments and management practices.  In addition, the Bank is required to furnish quarterly and annual call reports to the Commissioner and FDIC.  The FDIC’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”), which is one of 12 regional banks in the Federal Home Loan Bank System.  The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership.  As of December 31, 2017, the Bank was in compliance with this requirement.

Consumer Financial Protection Laws

The Bank is subject to a number of federal and state consumer financial protection laws and regulations that extensively govern its transactions with consumers.  These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, and the Service Members Civil Relief Act.  The Bank must also comply with applicable state usury laws and other laws prohibiting unfair and deceptive acts and practices.  These laws, among other things, require disclosures of the cost of credit and the terms of deposit accounts, prohibit discrimination in credit transactions, regulate the use of credit report information, restrict the Bank’s ability to raise interest rates and subject the Bank to substantial regulatory oversight.  Violations of these laws may expose us to liability from potential lawsuits brought by affected customers.  Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce these consumer financial protection laws, in which case we may be subject to regulatory sanctions, civil money penalties, and customer rescission rights.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, which was signed into law in 2010, significantly changed the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affected the regulation of community banks, thrifts, and small bank and thrift holding companies.  Among other things, these provisions relaxed rules on interstate branching, allow financial institutions to pay interest on business checking accounts, and impose heightened capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also includes several corporate governance provisions that apply to all public companies, not just financial institutions.  These include provisions mandating certain disclosures regarding executive compensation and provisions addressing proxy access by shareholders.

The Dodd-Frank Act also establishes the Consumer Financial Protection Bureau (“CFPB”) as an independent entity within the Federal Reserve and transferred to the CFPB primary responsibility for administering substantially all of the consumer compliance protection laws formerly administered by other federal agencies.  The Dodd-Frank Act also authorizes the CFPB to promulgate consumer protection regulations that will apply to all entities, including banks that offer consumer financial services or products.  It also includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, including some that may affect our business in substantial and unpredictable ways.  We have incurred higher operating costs in complying with the Dodd-Frank Act, and we expect that these higher costs will continue for the foreseeable future.  Our management continues to monitor the ongoing implementation of the Dodd-Frank Act and as new regulations are issued, will assess their effect on our business, financial condition, and results of operations.

The Volcker Rule

The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and from investing and sponsoring hedge funds and private equity funds.  The provision of the statute imposing these restrictions is commonly called the “Volcker Rule.”  The regulations implementing the Volcker Rule require institutions to conform their activities to the requirements of the Volcker Rule by July 21, 2015, and to conform their investments in certain “legacy covered funds” by July 21, 2017.  These regulations exempt the Bank, as a bank with less than $10 billion in total consolidated assets that does not engage in any covered activities.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures.  The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation.  One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario.  The other test, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon.  These requirements are expected to incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In September 2015, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank.  The federal bank regulators have not yet proposed rules to implement the NSFR, but the Federal Reserve has stated its intent to adopt a version of this measure as well.

Bank Holding Company Act (BHCA)

Under the BHCA our activities are limited to business closely related to banking, managing, or controlling banks.  We are also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank.  The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i)  acquiring, or holding more than 5% voting interest in any bank or bank holding company, (ii)  acquiring all or substantially all of the assets of another bank or bank holding company, or (iii)  merging or consolidating with another bank holding company.  The BHCA also restricts non-bank activities to those which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Gramm-Leach-Bliley Act of 1999 (GLBA)

The GLBA removed barriers to affiliations among banks, insurance companies, the securities industry, and other financial service providers, and provides greater flexibility to these organizations in structuring such affiliations.  The GLBA also expanded the types of financial activities a bank may conduct through a financial subsidiary and established a distinct type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature.”  These activities include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking.  A bank holding company may become a financial holding company only if all of its subsidiary financial institutions are well-capitalized and well-managed and have at least a satisfactory Community Reinvestment Act (CRA) rating.  While we meet these standards, we do not currently intend to file notice with the Federal Reserve to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.  The GLBA also includes privacy protections for nonpublic personal information held by financial institutions regarding their customers, and establishes a system of functional regulation that makes the Federal Reserve the “umbrella supervisor” for holding companies, and other federal and state agencies the supervisor of the holding company’s subsidiaries.

Financial Privacy

In accordance with the GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.  The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.  We are also subject to various state laws that generally require us to notify any customer whose personal financial information may have been released to an unauthorized person as the result of a breach of our data security policies and procedures.

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

Capital Standards

In July 2013, the Federal Reserve and other federal banking agencies approved final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and for bank holding companies with greater than $500 million in assets.  The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks.  If capital falls below the minimum levels established by these guidelines, a bank holding company or bank must submit an acceptable plan for achieving compliance with the capital guidelines and, until its capital sufficiently improves, will be subject to denial of applications and appropriate supervisory enforcement actions.  Under these final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank.  Federal regulations require federally insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.  The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  A three-year phase in period for the capital buffer requirement began in 2016.  The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis.  These capital requirements were effective January 1, 2015.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

The final rules also increase the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations.  The final rules adopt the risk weights for residential mortgages under the existing general risk-based capital rules, which assign a risk weight of either 50% (for most first-lien exposures) or 100% for other residential mortgage exposures.

As of December 31, 2017, we were in compliance with all applicable regulatory capital requirements.  Management also believes that, as of that date, we would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis had those requirements been currently in effect.

Loans-to-One Borrower

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital).  As of December 31, 2017, the Bank was in compliance with the loans-to-one-borrower limitations.

Prompt Corrective Action Regulations

The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized.  At December 31, 2017, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

Dividends and Distributions

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 (the “Patriot Act”) substantially broadened the scope of anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions.  The regulations adopted by the Treasury under the Patriot Act require financial institutions to maintain appropriate controls to combat money laundering activities, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity, and provide records related to suspected anti-money laundering activities upon request from federal authorities.  A financial institution’s failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, and could also have other serious legal and reputational consequences for the institution.  We have established policies, procedures and systems designed to comply with these regulations.  However, it is reasonable to anticipate that the United States Congress may enact additional legislation in the future to combat terrorism including modifications to existing laws such as the Patriot Act to expand powers as deemed necessary.  The enactment of the Patriot Act has increased the Bank’s compliance costs, and the impact of any additional legislation enacted by Congress may have upon financial institutions is uncertain.  However, such legislation would likely increase compliance costs and thereby potentially have an adverse effect upon the Company’s results of operations.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires that, in connection with examinations of financial institutions, federal banking regulators must evaluate the record of the financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the bank.  Federal banking regulators are required to consider a financial institution’s performance in these areas as they review applications filed by the institution to engage in mergers or acquisitions or to open a branch or facility.  In addition, any bank rated in “substantial noncompliance” with the CRA regulations may be subject to enforcement proceedings.  The Bank has a current rating of “satisfactory” for CRA compliance.

Interstate Branching

The Dodd-Frank Act expanded the authority of a state or national bank to open offices in other states.  A state or national bank may now open a de novo branch in a state where the bank does not already operate a branch if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch.  This provision removed restrictions under prior law that restricted a state or national bank from expanding into another state unless the laws of the bank’s home state and the laws of the other state both permitted out-of-state banks to open de novo branches.

Dividend Limitations

The ability of the Bank to pay dividends is limited by state and federal laws and regulations that require the Bank to obtain the prior approval before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years.  Pursuant to the Maryland Financial Institutions Code, Maryland banks may only pay dividends from undivided profits or, with the prior approval of the Commissioner, their surplus in excess of 100% of required capital stock.  The Maryland Financial Institutions Code further restricts the payment of dividends by prohibiting a Maryland bank from declaring a dividend on its shares of common stock until its surplus fund equals the amount of required capital stock or, if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings.  In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements.  Further, the FDIC also has authority to prohibit the payment of dividends by a state non-member bank when it determines such payment to be an unsafe and unsound banking practice.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”) includes provisions intended to enhance corporate responsibility and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws, and which increase penalties for accounting and auditing improprieties at public traded companies.  The SOX generally applies to all companies that file or are required to file periodic reports with the SEC under the Exchange Act.

Among other things, the SOX creates the Public Company Accounting Oversight Board (“PCAOB”) as an independent body subject to SEC supervision with responsibility for setting auditing, quality control, and ethical standards for auditors of public companies.  The SOX also requires public companies to make faster and more-extensive financial disclosures, requires the chief executive officer and the chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

The SOX also addresses functions and responsibilities of audit committees of public companies. The statute, by mandating certain stock exchange listing rules, makes the audit committee directly responsible for the appointment, compensation, and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee.  The SOX authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains.  The SOX also requires public companies to prepare an internal control report and assessment by management, along with an attestation to this report prepared by the company’s independent registered public accounting firm, in their annual reports to stockholders.

FDIC Deposit Insurance Assessment

The Dodd-Frank Act which was signed into law on July 21, 2010, changed how the FDIC calculates deposit insurance premiums payable by insured depository institutions.  The Dodd-Frank Act directs the FDIC to calculate the deposit insurance assessments payable by each insured depository institution based generally upon the institution’s average total consolidated assets minus its average tangible equity during the assessment period.  Previously, an institution’s assessments were based on the amount of its insured deposits.  The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.  The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds.

Transactions with Affiliates

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

Loans to Directors, Executive Officers and Principal Stockholders

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices (dollars in thousands):

Year	Owned/		Approximate
Opened	Leased	Book Value	Square Footage	Deposits

Main Office:
101 Crain Highway, S.E.	1953	Owned	$385	10,000	$97,932
Glen Burnie, MD 21061

Branches:
Odenton	1969	Owned	120	6,000	35,522
1405 Annapolis Road
Odenton, MD 21113

Riviera Beach	1973	Owned	182	2,500	33,912
8707 Ft. Smallwood Road
Pasadena, MD 21122

Crownsville	1979	Owned	370	3,000	63,859
1221 Generals Highway
Crownsville, MD 21032

Severn	1984	Owned	81	2,500	33,022
811 Reece Road
Severn, MD 21144

New Cut Road	1995	Owned	1,040	2,600	36,022
740 Stevenson Road
Severn, MD 21144

Linthicum	2005	Leased	65	2,500	18,857
Burwood Village Shopping Center
Glen Burnie, MD 21060

Severna Park	2002	Leased	39	2,184	15,112
534 Ritchie Highway
Severna Park, MD 21146

Operations Centers:
106 Padfield Blvd.	1991	Owned	585	16,200	N/A
Glen Burnie, MD 21061

103 Crain Highway, S.E.	2000	Owned	264	3,727	N/A
Glen Burnie, MD 21061

At December 31, 2017, the Bank owned one foreclosed real estate property.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank from time to time are involved in legal proceedings related to collection suits and other actions that arise in the ordinary course of business against their borrowers and are defendants in legal actions arising from normal business activities.  The Company’s management, after consultation with legal counsel, believe there are no pending or threatened legal proceedings that, upon resolution, are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations based on all known information at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers as of December 31, 2017.

NAME	AGE	POSITIONS

John D. Long	62	President and Chief Executive Officer
Andrew J. Hines	56	Executive Vice President and Chief Lending Officer
Jeffrey D. Harris	62	Senior Vice President and Treasurer and Chief Financial Officer
Michelle Stambaugh	58	Senior Vice President and HR Director
Donna Smith	55	Senior Vice President and Director of Branch and Deposit Operations

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

JEFFREY D. HARRIS was appointed Senior Vice President, Treasurer of the Company and Senior Vice President, Chief Financial Officer, and CRA and Compliance Officer of the Bank effective March 30, 2017.  Prior to that, he was the SVP – Controller at Bay Bank.

MICHELLE STAMBAUGH was appointed Senior Vice President effective February 2, 2011.  Effective November 28, 2016, she assumed the role of Corporate Secretary of the Company and Bank.  Prior to that, she was Vice President and Director of Human Resources for 18 years.

DONNA SMITH was appointed Senior Vice President – Director of Retail Banking / Information/Physical Security Officer on October 26, 2015.  Prior to that, she was the SVP – Enterprise Risk Manager at Bay Bank.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized common stock consists of 15,000,000 shares, of which 2,801,149 shares are issued and outstanding as of December 31, 2017.  The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”.  As of March 12, 2018, there were 364 record holders of the Common Stock.  The closing price for the Common Stock on that date was $12.30.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2017 and 2016 as reported by Nasdaq.  The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  Also shown are dividends declared per share for these periods.

	2017			2016
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$12.55	$11.10	$0.10	$12.37	$10.35	$0.10
June 30,	12.10	10.51	0.10	11.19	10.32	0.10
September 30,	11.50	10.34	0.10	11.65	9.86	0.10
December 31,	11.61	10.55	0.10	11.72	9.94	0.10

A regular dividend of $0.10 was declared for stockholders of record on February 12, 2018, payable on February 23, 2018.

The payment of dividends by the Company depends upon the ability of the Bank to declare and pay dividends to the Company because the principal source of the Company's revenue will be dividends paid by the Bank.  The Company recognizes the importance of dividends to its shareholders and intends to evaluate a variety of factors, on a quarterly basis, in determining whether dividend payments are prudent as well as the amount of the dividend.  However, dividends remain subject to declaration by the Board of Directors in its sole discretion and there can be no assurance that the Company will be legally or financially able to make such payments.  Payment of dividends may be limited by federal and state regulations which impose general restrictions on a bank’s and bank holding company’s right to pay dividends (or to make loans or advances to affiliates which could be used to pay dividends).  Generally, dividend payments are prohibited unless a bank or bank holding company has sufficient net (or retained) earnings and capital as determined by its regulators.  See “Item 1. Business - Supervision and Regulation - Regulation of the Company - Dividends and Distributions” and “Item 1. Business – Supervision and Regulation - Regulation of the Bank - Dividend Limitations.”  The Company does not believe that those restrictions will materially limit its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include projections, predictions, expectations or statements as to beliefs or future events or results, or refer to other matters that are not purely statements of historical facts.  Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions.  In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words.  You should be aware that those statements reflect only our predictions.  If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.  Further, factors or events that could cause our actual results to differ from our forward-looking statement s may emerge from time to time, and it is not possible for us to predict all of them.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Factors that might cause such differences include, but are not limited to:

•	changes in our plans and strategies and the results thereof;
•	the impact of acquisitions and other strategic transactions;
•

unexpected changes in the housing market, business markets, and/or general economic conditions in our market area, or a slower-than-anticipated economic recovery, which might lead to increased or decreased demand for loans, deposits and other products and services;

•	unexpected changes in market interest rates or monetary policy;
•	the impact of new laws, regulations and governmental policies and guidelines that might require changes to our business model;
•	changes in laws, regulations and governmental policies and guidelines that might impact our ability to collect on outstanding loans or otherwise negatively impact our business;
•	higher than anticipated loan losses or the insufficiency of the allowance for credit losses;
•	our potential exposure to various types of market risks, such as interest rate risk and credit risk;
•	our ability to recover the fair values of available for sale securities;
•	our obligation to fund commitments to extend credit and unused lines of credit;
•	changes in consumer confidence, spending and savings habits relative to the services we provide;
•	continued relationships with major customers;
•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;
•	the ability to continue to grow our business internally and through acquisition and successful integration of bank entities while controlling our costs;
•

changes in competitive, governmental, regulatory, accounting, technological and other factors that may affect us specifically or the banking industry generally, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”);

•	changes in our sources and availability of liquidity;

•	the impact of pending and future legal proceedings; and
•	losses that we may realize from off-balance sheet arrangements.

You should also carefully consider additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

This section is intended to help investors understand the financial performance of the Company through a discussion of the factors affecting our financial condition at December 31, 2017 and December 31, 2016 and our results of operations for the years ended December 31, 2017 and December 31, 2016.  This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.  During 2017, net interest income increased to $11.7 million from $11.2 million in 2016, a 4.59% increase.  Total interest income increased from $13.3 million in 2016 to $13.6 million in 2017, a 2.45% increase.  Interest expense for 2017 totaled $1.9 million, an 8.76% decrease from $2.1 million in 2016.  Due to the increase in tax expense resulting from the revaluation of deferred tax assets resulting from the Tax Reform Act, net income decreased by $0.2 million to $0.9 million in 2017 compared to $1.1 million in 2016.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

General.  For the year ended December 31, 2017, the Company reported consolidated net income of $0.9 million ($0.33 basic and diluted earnings per share) compared to consolidated net income of $1.1 million ($0.40 basic and diluted earnings per share) for the year ended December 31, 2016.  The decrease in the 2017 consolidated net income was mainly due $0.6 million increase in tax expense due to the effect of the decrease in the federal tax rate on deferred tax assets.  For the year ended December 31, 2017, the Company reported a net income before taxes of $1.8 million compared to $1.0 million for the year ended December 31, 2016.  The primary reason for the increase in net income before taxes was an overall increase in interest income due to a larger volume of loans in 2017 compared to 2016, a lower provision for loan losses in 2017 compared to 2016, and a decrease in interest expense resulting from a decrease in the volume of interest earning time deposits in 2017 compared to 2016.  Annualized return on average assets was 0.23% at December 31, 2017 compared to 0.28% at December 31, 2016.  Annualized return on average equity was 2.65% and 3.17% at December 31, 2017 and 2016, respectively.  The dividend payout ratio was 123.0% at December 31, 2017 compared to 101.0% at December 31, 2016.  The equity to asset ratio was 8.74% and 8.71% at December 31, 2017 and 2016, repectively.

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

The Company’s net interest margin is determined by dividing net interest income by the Company’s average interest-earning assets.

Net interest income is affected by the mix of loans in the Bank’s loan portfolio.  Currently a majority of the Bank’s loans are residential and commercial mortgage loans secured by real estate, and indirect automobile loans secured by automobiles.

Consolidated net interest income for the year ended December 31, 2017 was $11.7 million compared to $11.2 million for the year ended December 31, 2016, a $0.5 million, or a 4.6% increase. Total interest income increased from $13.3 million for 2016 to $13.6 million for 2017, a $0.3 million, or a 2.45% increase, primarily due to an increase in interest and fees on loans.

Total interest expense decreased from $2.1 million in 2016 to $1.9 million in 2017, a $0.2 million or an 8.76% decrease, primarily due to a decrease in average deposits as well as a decrease in our cost of deposits.  Net interest margin for the year ended December 31, 2017 was 3.12% compared to 2.98% for the year ended December 31, 2016.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2017	VS.		2016		2016	VS.	2015
	Change Due To:					Change Due To:
	Increase/					Increase/
(dollars in thousands)	Decrease	Rate		Volume		Decrease	Rate	Volume
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$49		$81		$(32)	$(23)	$(34)	$11

Investment securities:
Investment securities available for sale	35		202		(167)	(637)	(659)	22
Restricted equity securities	11		7		4	19	(30)	49
Total investment securities	46		209		(163)	(618)	(689)	71

Loans, net of unearned income
Consumer	(32)		22		(54)	(33)	(38)	5
Residential Real Estate	(548)		(255)		(293)	(156)	524	(680)
Indirect	436		(15)		451	(58)	(38)	(20)
Commercial	31		65		(34)	(22)	(42)	20
Construction	95		(9)		104	(10)	10	(20)
Commercial Real Estate	249		264		(15)	(108)	(270)	162
Total net loans	231		72		159	(387)	146	(533)
Total interest-earning assets	$326		$361		$(36)	$(1,028)	$(577)	$(451)

LIABILITIES:
Interest-bearing deposits:
Interest-bearing checking and savings	$5		$4		$1	$4	$2	$2
Money market	—	—	—	—	—	(3)	(3)	0
Other time deposits	(186)		(53)		(133)	(271)	(131)	(140)
Total interest-bearing deposits	(181)		(49)		(132)	(270)	(132)	(138)
Borrowed funds	(5)		(48)		43	2	2	—
Total interest-bearing liabilities	$(186)		$(97)		$(89)	$(268)	$(130)	$(138)

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars In thousands)
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$11,679	$111	0.95%	$15,099	$62	0.41%

Investment securities:
Investment securities available for sale	91,634	2,007	2.19	99,281	1,972	1.99
Restricted equity securities	1,291	68	5.20	1,231	57	4.59
Total investment securities	92,925	2,075	2.23	100,512	2,029	2.06

Loans
Consumer	15,257	933	6.11	16,135	965	5.98
Residential Real Estate	86,672	3,976	4.59	93,063	4,524	4.86
Indirect	81,463	2,118	2.60	64,108	1,682	2.62
Commercial	11,842	670	5.66	12,442	639	5.14
Construction	6,316	359	5.68	4,483	264	5.89
Commercial Real Estate	68,051	3,365	4.95	68,352	3,116	4.56
Total gross loans(1)	269,601	11,421	4.24	258,583	11,190	4.33
Total interest-earning assets	374,205	13,607	3.64	374,194	13,281	3.55
Cash and due from banks	3,342			3,530
Allowance for credit losses	(2,626)			(2,536)
Other assets	17,439			17,756
Total assets	$392,360			$392,944

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$112,788	59	0.05%	$109,819	54	0.05%
Money market	19,375	10	0.05	18,911	10	0.05
Certificates of deposit	100,350	1,231	1.23	111,201	1,417	1.27
Total interest-bearing deposits	232,513	1,300	0.56	239,931	1,481	0.62
Borrowed funds:
FHLB advances	21,458	637	2.97	20,000	642	3.21
Total interest-bearing liabilities	253,971	1,937	0.76	259,931	2,123	0.82

Non-interest-bearing deposits	103,292			97,491
Other liabilities	1,033			1,066

Stockholder's equity	34,064			34,456
Total liabilities and equity	$392,360			$392,944
Net interest income		$11,670			$11,158
Net interest spread			2.87%			2.73%
Net interest margin			3.12%			2.98%

1	Nonaccrual loans included in average balance.

Provision for Credit Losses.  The Company’s loan portfolio is subject to varying degrees of credit risk and an allowance for loan losses is maintained to absorb losses inherent in its loan portfolio.  Credit risk includes, but is not limited to, the potential for borrower default and the failure of collateral to be worth what the Bank determined it was worth at the time of the granting of the loan.  The Bank monitors its loan portfolio loan delinquencies monthly.  All loans that are delinquent and all loans within the various categories of the Bank’s portfolio as a group are evaluated.  The Bank’s management estimates an allowance for loan losses.  Included in determining the calculation are such factors as historical losses for each loan portfolio, current market value of the loan’s underlying collateral, inherent risk contained within the portfolio after considering the state of the general economy, economic trends, consideration of particular risks inherent in different kinds of lending and consideration of known information that may affect loan collectability.

During the year ended December 31, 2017, the Company made a provision of $0.3 million for loan losses, compared to a provision of $0.9 million for loan losses for the year ended December 31, 2016.  In 2017, the Bank decreased its provision for credit losses compared to the prior period as specifically reserved, impaired loans were resolved.  At December 31, 2017, the allowance for loan losses equaled 77.7% of nonaccrual and past due loans compared to 65.6% at December 31, 2016.  During the year ended December 31, 2017, the Company recorded net charge-offs of $0.2 million compared to $1.5 million in net charge-offs during the year ended December 31, 2016.

Noninterest Income.  Noninterest income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities sold, and income on bank owned life insurance (BOLI).  Noninterest income decreased from $1.6 million in 2016 to $1.3 million in 2017, a $0.3 million, or 18.67% decrease.    The decrease was primarily due to $0.4 million decrease in other income due to a death benefit associated with BOLI recorded in 2016, partially offset by an overall $0.2 million increase in other fees and commissions.

Noninterest Expenses.  Other non-interest expenses decreased from $10.9 million in 2016 to $10.8 million in 2017, a $0.1 million or 0.53% decrease.  Salary and employee benefits decreased by $0.04 million, or 0.76%, due to a decrease in overall salaries paid to employees in 2017 compared to 2016.  Occupancy and equipment expenses increased by $0.1 million in 2017.  The increase is due to software purchased by the Bank for several deparments in 2017.  Legal, accounting and other professional fees increased from $0.8 million in 2016 to $0.9 million in 2016, a $0.1 million, or 18.23% increase.  The increase was due to higher legal and accounting fees paid in 2017 compared to 2016.  Data processing and item processing services decreased by $0.1 million, or 18.70%, to $0.6 million in 2017 compared to $0.7 million in 2016.  The decrease was due to the renegotiation of several services contracts in 2017.  FDIC insurance costs decreased by $0.04 million, or 12.85%.  Advertising and marketing expenses increased by $0.1 million, or 107.69%, from $0.1 million in 2016, to $0.2 in 2017.  This increase was primarily due to an increase in printing of marketing materials expenses.  Loan collection costs decreased to $0.1 million at December 31, 2017, compared to $0.2 million at December 31, 2016, a $0.1 million, or 61.58% decrease.  The decrease is due to a decrease in the amount of collection expenses paid in 2017 compared to 2016.  Telephone cost increased by $0.1 million, or 43.75%, to $0.3 million in 2017 compared to $0.2 million in 2016.  The increase was due to a new phone system purchased and implemented in 2017.  Other expenses decreased to $1.2 million at December 31, 2017, compared to $1.4 million at December 31, 2016, a $0.2 million, or 10.27% decrease.  The decrease was mainly due to a decrease in ATM expenses and office supplies purchased in 2017 compared to 2016.

Income Taxes.  During the year ended December 31, 2017, the Company recorded an income tax expense of $0.9 million, compared to an income tax credit of $0.08 million for the year ended December 31, 2016, a $1.0 million or 1,200.0% decrease.  This increase was primarily due to $0.8 million higher income before taxes and $0.6 million tax expense associated with the revaluation of deferred tax assets as a result of the reduction in the federal tax rate included in the Tax Reform Act.

FINANCIAL CONDITION

Total assets increased by $1.1 million, or 0.26% to $389.5 million at December 31, 2017, compared to the $388.4 million at December 31, 2016.  Increases in cash, and loans, offset by a decrease in investment securities available for sale, were the reasons for the increase.

Cash

Cash and cash equivalents increased by $2.0 million primarily due to an increase in Federal Funds at yearend 2017.

Investment Securities

The Company’s investment policy authorizes management to invest in traditional securities instruments in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment portfolio consists mainly of securities available for sale.  Securities available for sale are those securities that we intend to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

The investment portfolio consists primarily of U.S. Treasury securities, U.S. Government agency securities, residential mortgage-backed securities and state and municipal obligations.  The income from state and municipal obligations is exempt from federal income tax.  State and municipal obligations from the State of Maryland are exempt from state income taxes.  We use the investment portfolio as a source of both liquidity and earnings.  Management continuously evaluates investment options that will produce income without assuming significant credit or interest rate risk and looks for opportunities to use liquidity from maturing investments to reduce our use of high cost time deposits and borrowed funds.

During 2017, the Company’s investment securities portfolio totaled $89.3 million, a $5.3 million or 5.6%, decrease from $94.6 million at December 31, 2016.  This decrease was primarily driven by $19.5 million of net sales and redemption of investment securities, offset by $13.8 million of purchases and a 0.4 million increase in the market value of available for sale securities.

The composition of investment securities, at carrying value, at December 31, 2017 and 2016 are presented in the following table:

	2017		2016
(dollars in thousands)	Amount	%	Amount	%
Available for sale securities:
U.S. Treasury	$1,493	1.7%	$1,507	2%
U.S. Government agency	3,480	3.9%	—	—%
Residential mortgage-backed securities	48,743	54.6%	59,254	63%
State and municipal	35,633	39.9%	33,845	36%
Total debt securities	$89,349	100.0%	$94,606	100.0%

At December 31, 2017, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Maturities and weighted average yields for investment securities at December 31, 2017 are presented in the following table:

	2017

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Maturing Available for sale securities:
Within one year	$899	$905	3.60%
Over one to five years	1,819	1,806	1.78%
Over five to ten years	18,024	17,849	2.33%
Over ten years	69,526	68,789	2.96%
Total debt securities	$90,268	$89,349

________________________

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities were $1.2 million at December 31, 2017 and 2016.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Consumer	$16,112	6%	$14,739	6%	$16,465	6%	$16,406	6%	$17,328	6%
Residential real estate	81,926	30	93,468	35	103,018	39	109,496	40	111,072	41
Indirect	85,186	31	71,656	27	62,220	24	69,547	25	57,230	21
Commercial	11,257	4	12,351	5	12,697	5	12,132	4	13,421	5
Construction	3,536	1	4,397	2	4,651	2	5,565	2	6,063	2
Commercial real estate	73,595	27	68,447	26	63,735	24	63,958	23	68,542	25
Gross loans	271,612	100%	265,058	100%	262,787	100%	277,104	100%	273,656	100%
Allowance for credit losses	(2,589)		(2,484)		(3,150)		(3,118)		(2,972)
Net loans	$269,023		$262,574		$259,637		$273,986		$270,684

The Company’s loans, net of deferred fees and costs, increased by $6.4 million to $269.0 million at December 31, 2017 from $262.6 million at December 31, 2016 primarily due to $79.9 million in new originations outpacing pay downs and a slowing in the pace of impaired loan resolutions.  This change in the composition of the loan portfolio resulted primarily from the $20.1 million increase in indirect loans, consumer loans and commercial real estate, offset by $13.5 million decrease in residential real estate, commercial and industrial mortgages and construction loans.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2017.  Demand loans and loans, which have no stated maturity, are treated as due in one year or less.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total
	(dollars in thousands)
By Loan Category:
Consumer	$11,791	$614	$3,707	$16,112
Residential real estate	105	2,686	79,135	81,926
Indirect automobile	821	49,832	34,533	85,186
Commercial & industrial	7,075	2,667	1,515	11,257
Construction	2,378	—	1,158	3,536
Commercial real estate	2,995	26,782	43,818	73,595
Total	25,165	82,581	163,866	271,612

By Rate Term:
Fixed rate	878	59,574	156,707	217,159
Adjustable rate	24,287	23,007	7,159	54,453
Total	$25,165	$82,581	$163,866	$271,612

Loans are placed on nonaccrual status when they are past due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt.  Placing a loan on nonaccrual status means that we no longer accrue interest on such loan and reverse any interest previously accrued but not collected.  Management may grant a waiver from nonaccrual status for a 90 day past due loan that is both well secured and in the process of collection.  An asset is “well secured” if it is secured by (1)  collateral in the form of liens on or pledges of real or personal property, including securities that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2)  the guarantee of a financially responsible party.  An asset is “in the process of collection” if collection of the asset is proceeding in due course either (1)  through legal action, including judgment enforcement procedures, or (2)  in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in prepayment of the debt or in its restoration to a current status in the near future.  A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower demonstrates the ability to make payments in accordance with the terms of the loan and remains current.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the loans’ effective interest rates for loans that are not collateral dependent.

The Bank seeks to control delinquencies through diligent collection efforts.  For consumer loans, the Bank sends out payment reminders on the seventh and twelfth days after a payment is due.  If a consumer loan becomes 15 days past due, the account is transferred to the Bank’s collections department, which will contact the borrower by telephone and/or letter before the account becomes 30 days past due.  If a consumer loan becomes more than 30 days past due, the Bank will continue its collection efforts and will move to repossession or foreclosure by the 45th day if the Bank has reason to believe that the collateral may be in jeopardy or the borrower has failed to respond to prior communications.  The Bank may move to repossess or foreclose in all instances in which a consumer loan becomes more than 60 days delinquent.  After repossession of a motor vehicle, the borrower has a 15‑day statutory right to redeem the vehicle and is entitled to 10 days’ notice before the sale of a repossessed vehicle.  The Bank sells the vehicle as promptly as feasible after the expiration of these periods.  If the amount realized from the sale of the vehicle is less than the loan amount, the Bank may seek a deficiency judgment against the borrower.  The Bank follows similar collection procedures with respect to commercial loans.

Our current charge-off policy is as follows:

When the probability for full payment of a loan is unlikely, the Bank will initiate a full charge-off or a partial write-down of the asset based upon the status of the loan.  The following guidelines apply:

•

Consumer loans less than $25,000 for which payments of principal and/or interest are past due ninety (90) days are charged-off and referred for collection.  Loans over 120 days past due are evaluated for charge-off or partial write-down at the discretion of Bank management.

•	Any non-consumer unsecured loan more than 180 days delinquent in payment of principal and/or interest (or sooner if deemed uncollectible) is charged-off in full.
•

If secured, a charge-off is made to reduce the loan balance to a level equal to the anticipated liquidation value of the collateral when payment of principal and/or interest is more than 180 days delinquent, or prior to that if deemed uncollectible.

•

Generally, real estate secured loans are charged-off on a deficiency basis after liquidation of the collateral.  In some cases, Bank management may determine that a charge-off or write-down is appropriate prior to liquidation of the collateral, when the full loan balance is clearly uncollectible and some loss is anticipated.  In order to make this determination, an updated evaluation or appraisal of the property is obtained.

The Bank experienced a $0.5 million or 11.7% decrease in the total nonperforming loans, as management has taken an aggressive approach to bring these impaired assets to resolution.  The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2017	2016	2015	2014	2013
(dollars in thousands)
Nonaccrual loans	$3,270	$3,751	$3,780	$2,778	$2,713
TDR loans excluding those in nonaccrual loans	217	229	290	253	-
Accruing loans past due 90+ days	60	36	55	197	1,608

Total nonperforming loans	3,547	4,015	4,125	3,227	4,321

Real estate acquired through foreclosure	114	114	74	45	1,171

Total nonperforming assets	$3,661	$4,129	$4,200	$3,273	$5,492

Nonperforming loans to gross loans	1.3%	1.5%	1.6%	1.2%	1.6%

Allowance for credit losses to nonperforming loans	73.0%	61.9%	76.4%	96.6%	68.8%

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $3.7 million at December 31, 2017 from $4.1 million at December 31, 2016.  Nonperforming assets represented 0.94% of total assets at December 31, 2017, compared to 1.06% at December 31, 2016.  The level of nonperforming assets decreased primarily due to decreases in nonaccrual loans of $0.5 million.  Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.

Allowance for Loan Losses and Credit Risk Management

The Bank’s allowance for credit losses is based on the probable estimated losses that may be sustained in its loan portfolio.  The allowance is based on two basic principles of accounting:  (1)  ASC Topic 450, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2)  ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for loan losses is established to estimate losses that may occur on loans by recording a provision for loan losses that is charged to earnings in the current period.  The allowance is evaluated on at least a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans in light of historic experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Measured impairment and credit losses are charged against the allowance when management believes the loan or a portion of the loan’s balance is not collectable.  Subsequent recoveries, if any, are credited to the allowance.

The allowance consists of specific and general components.  The specific component relates to individual loans that are classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement and primarily includes nonaccrual and TDRs.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value of the loan.  For collateral-dependent impaired loans, any measured impairment is properly charged off against the loan and allowance in the applicable reporting period.  The specific component may fluctuate from period to period if changes occur in the nature and volume of impaired loans.

The general component covers pools of similar loans and is based upon historical loss experience of the Bank or peer bank group if the Bank’s loss experience is deemed by management to be insufficient and several qualitative factors.  These qualitative factors address various risk characteristics in the Bank’s loan portfolio after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss data.  The general component may fluctuate from period to period if changes occur in the mix of the Bank’s loan portfolio, economic conditions, or specific industry conditions.

A test of the adequacy of the allowance, using the methodology outlined above, is performed by management and reported to the Board of Directors on at least a quarterly basis.  The complex evaluations involved in such testing require significant estimates.  Management uses available data to establish the allowance at a prudent level, recognizing that the determination is inherently subjective, and that future adjustments may be necessary, depending upon many items including a change in economic conditions affecting specific borrowers, or in general economic conditions, and new information that becomes available.  However, there are no assurances that the allowance will be sufficient to absorb losses on nonperforming loans, or that the allowance will be sufficient to cover losses on nonperforming loans in the future.

The allowance was $2.6 million at December 31, 2017, compared to $2.5 million at December 31, 2016.  The allowance as a percentage of total portfolio loans was 0.95% at December 31, 2017 and 0.94% at December 31, 2016.

During the year ended December 31, 2017, we recorded net charge offs of $0.23 million, compared to net charge offs of $1.54 million during the year ended December 31, 2016.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Beginning Balance	$2,484	$3,150	$3,118	$2,972	$3,308

Loans charged-off
Consumer	96	18	389	228	33
Residential Real Estate	3	853	848	235	179
Indirect	458	677	872	611	619
Commercial	9	—	3	29	202
Construction	—	—	—	—	—
Commercial Real Estate	—	364	63	243	—
Total	566	1,912	2,175	1,346	1,033

Recoveries
Consumer	8	17	122	89	14
Residential Real Estate	27	34	11	6	7
Indirect	286	318	365	242	300
Commercial	—	9	1	6	27
Construction	—	—	—	—	—
Commercial Real Estate	14	—	13	128	89
Total	335	378	512	471	437

Net charge offs	231	1,534	1,663	875	596
Provisions for loan loss	336	868	1,695	1,021	260
Balance at end of year	$2,589	$2,484	$3,150	$3,118	$2,972

Allowance as a percentage of total loans at the end of the year	0.95%	0.94%	1.20%	1.13%	1.09%
Net charge offs as a percentage of average loans during the year	0.09%	0.59%	0.62%	0.31%	0.23%

	At December 31,
	2017		2016		2015		2014		2013
		Percentage		Percentage		Percentage		Percentage		Percentage
		Of Loans		Of Loans		Of Loans		Of Loans		Of Loans
	Allowance	In Each	Allowance	In Each	Allowance	In Each	Allowance	In Each	Allowance	In Each
	For Each	Category To	For Each	Category To	For Each	Category To	For Each	Category To	For Each	Category To
Portfolio	Category	Total Loans	Category	Total Loans	Category	Total Loans	Category	Total Loans	Category	Total Loans
(dollars in thousands)
Consumer	214	8.27%	182	7.33%	227	7.21%	349	11.20%	335	11.26%
Residential Real Estate	1,061	40.99	1,042	41.96	1,622	51.50	1,156	37.07	578	19.45
Indirect	774	29.90	693	27.90	577	18.30	932	29.90	853	28.70
Commercial	237	9.15	284	11.43	305	9.69	386	12.37	413	13.89
Construction	12	0.45	10	0.39	8	0.27	14	0.45	15	0.52
Commercial Real Estate	291	11.24	259	10.42	262	8.30	335	10.75	898	30.22
Unallocated	—	—	14	0.56	149	4.73	(54)	(1.73)	(120)	(4.04)
Total	$2,589	100.00%	$2,484	100.00%	$3,150	100.00%	$3,118	100.00%	$2,972	100.00%

Deposits

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities in Anne Arundel County.  The Bank’s deposit products include savings accounts, money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA and SEP accounts, Holiday Club accounts and certificates of deposit.  The Bank does not solicit brokered deposits.  Variations in service charges, terms and interest rates are used to target specific markets.  Ancillary products and services for deposit customers include safe deposit boxes, money orders, night depositories, automated clearinghouse transactions, wire transfers, ATMs, telephone banking and internet banking.  The Bank is a member of the Cirrus(R), Star(R), Pulse(R) and MoneyPass(R) ATM networks.

The following deposit table presents the composition of deposits at December 31, 2017 and 2016:

	2017		2016		2017 vs 2016
	Amount		Amount
	in thousands	% of Total	in thousands	% of Total	$ Change	% Change
Noninterest-bearing deposits	$104,017	31.1%	$100,099	30.0%	$3,918	3.9%

Interest-bearing deposits:
Checking	28,774	8.6%	29,413	8.8%	(639)	(2.2)%
Savings	85,890	25.7%	80,006	24.0%	5,886	7.4%
Money market	$19,855	5.9%	$18,356	5.5%	$1,499	8.2%
Total interest-bearing checking, savings and money market deposits	134,519	40.2%	127,775	38.3%	6,746	5.3%

Time deposits under $100,000	52,250	15.6%	58,493	17.6%	(6,244)	(10.7)%
Time deposits of $100,00 or more	43,452	13.0%	46,879	14.1%	(3,427)	(7.3)%
Total time deposits	95,702	28.6%	105,372	31.6%	(9,671)	(9.2)%

Total interest-bearing deposits	230,221	68.9%	233,147	70.0%	(2,924)	(1.3)%

Total Deposits	$334,238	100.0%	$333,246	100.0%	$994	0.3%

Total deposits were $334.2 million at December 31, 2017, an increase of $1.0 million, or 0.3%, when compared to the $333.2 million recorded at December 31, 2016.  Within the deposit base, noninterest bearing deposits balances increased $3.9 million, or 3.9%, interest bearing checking account balances decreased $0.6 million, or 2.2%, interest bearing savings account balances increased by $5.9 million, or 7.4%, money market balances increased $1.5 million, or 8.2%, and time deposit balances decreased by $9.7 million, or 9.2%, when compared to the amounts at December 31, 2016.

The following table presents the maturity distribution for time deposits of $100,000 or more at December 31, 2017:

(dollars in thousands)	Amount
Three months or less	$1,616
Over three months through twelve months	13,454
Over twelve months through twenty-four months	14,825
Over twenty-four months	13,557
Total Time Deposits of $100,000 or More	$43,452

Borrowings

The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta, of which it is a member, to supplement funding from deposits.  The Bank’s total credit availability is $97.5 million and it may draw $52.4 million which is secured by a floating lien on the Bank’s residential first mortgage loans.  There was a $10 million convertible advance with a 3.28% rate of interest that matured November 1, 2017.  A variable rate (3-month LIBOR) $10 million borrowing was executed on November 1, 2017 to replace it, which was converted into a 2.105% fixed rate payment using a pay-fixed swap on the same date.    There was a $5 million convertible advance that settled July 21, 2008 with a final maturity of July 23, 2018.  This advance has a 2.73% rate of interest and was callable quarterly, starting July 23, 2009.  There was a $5 million convertible advance executed August 22, 2008 which has a final maturity of August 22, 2018.  This advance has a 3.34% rate of interest and is callable quarterly, starting August 22, 2011.

The pay-fixed swap executed November 1, 2017 is based on a $10 million notional amount, matures on 10/30/2022 (5 years) and has a floating received leg based on 3-month LIBOR.  The Bank also entered into two forward starting swaps on the same date which will convert the two fixed rate $5 million borrowings maturing in July and August 2018 into fixed rates of 2.235% and 2.246%, respectively.  The market value of the derivative contracts at December 31, 2017 was $48,809.

The Bank also has two federal funds lines of credit in the amounts of $5 million and $6 million, of which nothing was outstanding at December 1, 2017.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

Stockholders’ equity increased to $34.0 million at December 31, 2017, compared to $33.8 million at December 31, 2016.  The $0.2 million, or 0.7%, increase for the year ended December 31, 2017 resulted primarily from $0.3 million increase in accumulated other comprehensive income and $0.1 million investment resulting from the Bank’s dividend reinvestment plan, offset by $0.2 million decrease as a result of the $1.1 million or 123% of net income payout in dividends.  The book value of the Company’s common stock was $12.15 at December 31, 2017 and $12.13 at December 31, 2016.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

In July 2013, federal bank regulatory agencies issued a final rule that revises their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  These Basel III Capital Rules were applicable to the Bank effective January 1, 2015, but they do not apply to the Company since it is a small bank holding company with less than $1.0 billion in total consolidated assets.  The Federal Reserve Board raised the threshold for the small bank holding company exclusion from $500 million to $1 billion in April 2015.

The rule imposes higher risk based capital and leverage requirements than those in place at the time the rule was issued.  Specifically, the rule imposes the following minimum capital requirements to be considered adequately capitalized:

•	A new common equity Tier 1 risk based capital ratio of 4.5%;
•	A Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement);
•	A total risk-based capital ratio of 8% (unchanged from previous requirements); and
•	A leverage ratio of 4%.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period.  These changes include the phasing out of certain instruments as qualifying capital.  In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Certain deferred tax assets over designated percentages of common stock are required to be deducted from capital, subject to a transition period.  Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized net gains and losses on available for sale debt and equity securities and all unrealized net gain or loss on defined benefit pension plan), subject to a transition period and a one-time opt-out election.  The Bank elected to opt-out of this provision.  As such, accumulated comprehensive income is not included in determining the Bank’s regulatory capital ratios.

The rule also includes changes in the risk weights of assets to better reflect credit risk and other risk exposures.  These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisitions, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for deferred tax assets that are not deducted from capital and increased risk weights (from 0% to up to 600%) for certain equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (once fully phased in) of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019.  While the ultimate impact of the fully phased-in capital standards on the Company and the Bank continues to be reviewed, we currently do not believe that compliance with the Basel III Capital Rules will have a material impact once fully implemented.

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At December 31, 2017, $1.2 million of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the Bank is required to maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5%, but an individual institution could be required to maintain a higher level.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At December 31, 2017 and 2016, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Common Equity Tier 1 Capital	$32,946	12.83%	$11,553	4.50%	$16,687	6.50%
Total Risk-Based Capital	$35,543	13.84%	$20,538	8.00%	$25,673	10.00%
Tier 1 Risk-Based Capital	$32,946	12.83%	$15,404	6.00%	$20,538	8.00%
Tier 1 Leverage	$32,928	8.43%	$15,617	4.00%	$19,521	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Common Equity Tier 1 Capital	$33,962	13.63%	$11,213	4.50%	$16,197	6.50%
Total Risk-Based Capital	$36,471	14.64%	$19,935	8.00%	$24,918	10.00%
Tier 1 Risk-Based Capital	$33,962	13.63%	$14,951	6.00%	$19,935	8.00%
Tier 1 Leverage	$33,962	8.68%	$15,659	4.00%	$19,574	5.00%

Federal bank regulatory agencies are required to take certain supervisory actions against an undercapitalized bank, the severity of which depends upon the bank’s degree of capitalization.  Failure to maintain an appropriate level of capital could cause the regulator to take any one or more of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

LIQUIDITY

Liquidity describes our ability to meet financial obligations, including lending commitments and contingencies, which arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the Company’s customers, as well as to meet current and planned expenditures.  Management monitors the liquidity position daily.

Our liquidity is derived primarily from our deposit base, scheduled amortization and prepayments of loans and investment securities, funds provided by operations and capital.  Additionally, liquidity is provided through our portfolios of cash and interest-bearing deposits in other banks, federal funds sold and securities available for sale.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by the Bank’s competitors.

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $22.3 million at December 31, 2017.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At December 31, 2017, we had $2.6 million in cash and due from banks, $10.0 million in interest-bearing deposits with banks and federal funds sold, and $89.3 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $97.5 million with the FHLB of which $32.4 million was available to be drawn on December 31, 2017 based on qualifying loans pledged as collateral.  In addition, the Bank can pledge securities at the Federal Reserve Bank and FHLB and, depending on the type of security, may borrow approximately 50% to 97% of the fair market value of the securities.  The Bank had no securities pledged at the FHLB or Federal Reserve Bank as of December 31, 2017.

Additionally, the Bank has unsecured federal funds lines of credit totaling $11.0 million with two institutions.  The proceeds of the Company’s line of credit may be used for general corporate purposes. At December 31, 2017, there were outstanding balances of $20.0 million under the Bank’s FHLB line and of $0 under the Company’s other line of credit.

To further aid in managing liquidity, the Bank’s Board of Directors has approved and formed an Asset/Liability Management Committee (“ALCO”) to review and discuss recommendations for the use of available cash and to maintain an investment portfolio.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs.

We believe the Bank has adequate cash on hand and available through liquidation of investment securities and available borrowing capacity to meet our liquidity needs.  Although we believe sufficient liquidity exists, if economic conditions and consumer confidence deteriorate, this liquidity could be depleted, which would then materially affect our ability to meet operating needs and to raise additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.

Currently, we break-out our unfunded commitments into the following categories:

•	Unfunded Construction Commitments
•	Unfunded Commercial Lines of Credit and Other
•	Unfunded Home Equity LOC
•	Unfunded Demand Deposit Overdraft LOC

•	Committed Loans Which Have Not Closed
•	Letters of Credit

During 2015, we revised the calculations for the following categories:

•

Unfunded Commercial lines of credit and other – reduce reserve percentage to zero based on historical loss ratios and the Bank’s sole discretion on future funding of any specific account (customer must request funding and the Bank does not have to fund the request if we deem the account is no longer worthy of continued funding; we freeze all funding of accounts that are past due and/or in nonaccrual status.)

•

Unfunded Home Equity LOC – reduce reserve percentage to zero based on historical loss ratios and the Bank’s ability to freeze any account based on activity of the account or information which the Bank may obtain such as a drastic decline in collateral value.

•	Unfunded Demand Deposit overdraft LOC – reduce reserve percentage to zero based on historical loss ratios.

We did not change the calculations for the other categories even though we have similar rights as those categories above for the following reasons:

•

Constructions Loans – we have the sole discretion to fund these requests, however not funding a construction request can have a material negative impact of our collateral value and therefore we will continue to allocate reserves for the unfunded amounts using the same loss ratio as the funded portion of the portfolio.

•

Committed Loans which have not closed – we have the sole discretion to not fund these loans should material adverse information become known to the Bank, however we are typically near the final stages of our due diligence underwriting of the loan and feel we have similar loss exposure as already funded loans therefore will continue to use the same loss ratio as funded loans.

•	Letters of Credit – in most instances, we must fund the Letter of Credit if such a request is made and do not have the sole discretion as we do for other categories.

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2017, the Bank has accrued $24,334, a decrease of $460 from the $24,794 accrued as of December 31, 2016.  Unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.  The additional provision amount is included in ‘other expense’.

MARKET RISK MANAGEMENT

Our primary market risk is interest rate fluctuation.  Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans.  Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on liabilities.  Our interest rate risk represents the level of exposure we have to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The ALCO oversees our management of interest rate risk.  The objective of the management of interest rate risk is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs, and protect us from any material financial consequences associated with changes in interest rate risk.

Interest rate risk is that risk to earnings or capital arising from movement of interest rates.  It arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships across yield curves that affect bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest rate related options embedded in certain bank products (option risk).  Changes in interest rates may also affect a bank’s underlying economic value.  The value of a bank’s assets, liabilities, and interest-rate related, off-balance sheet contracts is affected by a change in rates because the present value of future cash flows, and in some cases the cash flows themselves, is changed.

We believe that accepting some level of interest rate risk is necessary in order to achieve realistic profit goals.  Management and the Board have chosen an interest rate risk profile that is consistent with our strategic business plan.

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by ALCO.  The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we employ.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a current base case and up to eight alternative simulations at least once a quarter and report the analysis to the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions or strategy analysis so dictate.

The statement of condition is subject to quarterly testing for up to eight alternative interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by +/ - 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determine are impractical in the current rate environment.  It is our goal to structure the balance sheet so that net interest-earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At December 31, 2017, we were in an asset sensitive position over a one year measurement horizon.  Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(4)%	(3)%	(3)%	(4)%
December 31, 2017	(17)%	(8)%	4%	8%
December 31, 2016	(16)%	(8)%	5%	9%

As shown above, measures of net interest income at risk were slightly less favorable at December 31, 2017 than at December 31, 2016 over a 12 month modelling period.  All measures remained within prescribed policy limits. The primary contributor to the less favorable position was the less asset sensitive balance sheet.

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities.  The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of the Company’s net assets.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
December 31, 2017	(5)%	0%	(1)%	(9)%
December 31, 2016	(15)%	(2)%	(2)%	(12)%

The EVE at risk declined slightly at December 31, 2017 when compared to December 31, 2016 in all interest rate shock levels.  The Company’s economic value of equity has a negative effect in both an increased and decreased interest rate environment because the liabilities reprice much slower than our assets, and our interest earning assets are much greater than our interest bearing liabilities.  The Company’s economic value of equity worsens in declining interest rate environments as the majority of our liabilities cannot continue to decrease from their current levels thus the economic value of our liabilities and our assets both worsen in a declining rate environment i.e., given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industries in which we operate.  All intercompany transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous year’s financial statements to the current year’s presentation.  Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates or judgments reflect management’s view of the most appropriate manner in which to record and report our overall financial performance.  Because these estimates or judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experience.  As such, changes in these estimates, judgments, and/or assumptions may have a significant impact on our financial statements.  All accounting policies are important, and all policies described in Part II, Item 8, Financial Statements and Supplementary Data, Note 1, should be reviewed for a greater understanding of how our financial performance is recorded and reported.

We have identified the following three policies as being critical because they require management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These policies relate to the determination of the allowance for loan losses, fair value measurements, valuation of the securities portfolio and the accounting for income taxes.  Management believes it has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities.  Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income.  Management has reviewed the application of these policies with the Audit Committee of the Board of Directors.  Following is a discussion of the areas we view as our most critical accounting policies, including the identification of the variables most important in the estimation process.

Allowance for Loan Losses

The reserve for loan losses represents management’s estimate of probable losses inherent in the loan portfolio and the establishment of a reserve that is sufficient to absorb those losses.  In determining an appropriate reserve, management makes numerous judgments, assumptions, and estimates based on continuous review of the loan portfolio, estimates of client performance, collateral values, and disposition, as well as historical loss rates and expected cash flows.  In assessing these factors, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes.  Nonetheless, if management’s underlying assumptions prove to be inaccurate, the reserve for loan losses would have to be adjusted.  Our accounting policy related to the reserve is disclosed in Note 1 under the heading “Allowance for Loan Losses.”

Fair Value Measurements

We use fair value measurements to record certain financial instruments and to determine fair value disclosures.  Available for sale securities and interest rate swap agreements are financial instruments recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis.  These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets.  GAAP establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value.  The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable.  Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data.  For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value.  When observable market prices and data are not fully available, management judgment is necessary to estimate fair value.  In addition, changes in the market conditions may reduce the availability of quoted prices or observable data.  For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable.  Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement.  Fair value is discussed further in Note 1 under the heading “Fair Value Measurements” and in Note 16, “Fair Value of Financial Instruments”.

Accounting for Income Taxes

We use the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates in effect when these differences reverse.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We exercise significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities.  The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws.  If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.  Realization of deferred tax assets is dependent on generating sufficient taxable income in the future.

Other significant accounting policies are presented in Note 1 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10K.  We have not substantively changed any aspect of our overall approach in the application of the foregoing policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in the Company’s Consolidated Financial Statements and set forth in the pages indicated in Item 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.  The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that the system is effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including its CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:  (i)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management (with the participation of the Company’s CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10‑K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” and “Transactions with Management” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Authorization for Appointment of Auditors” “Disclosure of Independent Auditor Fees” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements.

(a)  2. Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(a)  3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8‑A filed December 27, 1999, File No. 0‑24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2003, File No. 0‑24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8‑K filed December 8, 1999, File No. 0‑24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2003, File No. 0‑24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S‑8, File No.33‑62280)
10.2

The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S‑8, File No. 333‑46943)

10.3

Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2001, File No. 0‑24047)

10.4

The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 1999, File No. 0‑24047)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2001, File No. 0‑24047)
23	Consent of TGM Group LLC (filed herewith)
31.1	Rule 15d‑14(a) Certification by the Principal Executive Officer (filed herewith)
31.2	Rule 15d‑14(a) Certification by the Principal Accounting Officer (filed herewith)
32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by the Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

April 2, 2018	By:	/s/ John D. Long
John D. Long
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Long	President, Chief Executive Officer	April 2, 2018
John D. Long	and Director

/s/ Jeffrey D. Harris	Senior Vice President and Chief Financial Officer	April 2, 2018
Jeffrey D. Harris

/s/ John E. Demyan	Chairman of the Board and Director	April 2, 2018
John E. Demyan

/s/ Thomas Clocker	Director	April 2, 2018
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	April 2, 2018
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	April 2, 2018
F. W. Kuethe, III

/s/ Charles Lynch	Director	April 2, 2018
Charles Lynch

/s/ Andrew Cooch	Director	April 2, 2018
Andrew Cooch

/s/ Karen B. Thorwarth	Director	April 2, 2018
Karen B. Thorwarth

/s/ Mary Louise Wilcox	Director	April 2, 2018
Mary Louise Wilcox

Glen Burnie Bancorp and Subsidiaries

Consolidated Financial Statements

December 31, 2017

Herbert J. Geary III Corey N. Duncan Ray J. Geiser Chris A. Hall Ronald W. Hickman Charles M. Meenehan Craig A. Walter Mark. Welsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries (the “Company”) as of December 31, and , and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, and , and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1996.

Salisbury, Maryland

March 30, 2018

955 Mt. Hermon Road | Salisbury, MD 21804 | 410-742-1328 | 1-888-546-1574

114 Bay Street, Building A | PO Box 627 | Easton, MD 21601 | 410-822-4008

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2017	2016

ASSETS
Cash and due from banks	$2,610	$3,195
Interest-bearing deposits in other financial institutions	9,995	7,427
Cash and Cash Equivalents	12,605	10,622
Investment securities available for sale, at fair value	89,349	94,606
Restricted equity securities, at cost	1,232	1,230
Loans, net of deferred fees and costs	271,612	265,058
Less: Allowance for loan losses	(2,589)	(2,484)
Loans, net	269,023	262,574
Real estate acquired through foreclosure	114	114
Premises and equipment, net	3,371	3,638
Bank owned life insurance	8,713	9,328
Deferred tax assets, net	2,429	3,160
Accrued interest receivable	1,133	1,135
Accrued taxes receivable	465	674
Prepaid expenses	433	546
Other assets	583	814
Total Assets	$389,450	$388,441

LIABILITIES
Noninterest-bearing deposits	$104,017	$100,099
Interest-bearing deposits	230,221	233,147
Total Deposits	334,238	333,246
Short-term borrowings	20,000	10,000
Long-term borrowings	—	10,000
Defined pension liability	335	369
Accrued expenses and other liabilities	835	1,012
Total Liabilities	355,408	354,627

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,801,149 and 2,786,855 shares as of December 31, 2017 and December 31, 2016 , respectively.	2,801	2,787
Additional paid-in capital	10,267	10,130
Retained earnings	21,605	21,707
Accumulated other comprehensive loss	(631)	(810)
Total Stockholders' Equity	34,042	33,814

Total Liabilities and Stockholders' Equity	$389,450	$388,441

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2017	2016

INTEREST INCOME
Interest and fees on loans	$11,421	$11,190
Interest and dividends on securities	2,007	1,972
Interest on deposits with banks and federal funds sold	179	119
Total Interest Income	13,607	13,281

INTEREST EXPENSE
Interest on deposits	1,300	1,481
Interest on short-term borrowings	452	—
Interest on long-term borrowings	185	642
Total Interest Expense	1,937	2,123

Net Interest Income	11,670	11,158

Provision for loan losses	336	868

Net interest income after provision for loan losses	11,334	10,290

NONINTEREST INCOME
Service charges on deposit accounts	281	323
Other fees and commissions	802	641
Gain on securities sold	1	2
Income on life insurance	199	215
Other income	2	399
Total Noninterest Income	1,285	1,580

NONINTEREST EXPENSE
Salary and employee benefits	6,165	6,212
Occupancy and equipment expenses	1,180	1,063
Legal, accounting and other professional fees	895	757
Data processing and item processing services	574	706
FDIC insurance costs	251	288
Advertising and marketing related expenses	162	78
Loan collection costs	78	203
Telephone costs	276	192
Other expenses	1,214	1,353
Total Noninterest Expenses	10,795	10,852

Income before income taxes	1,824	1,018

Income tax expense (benefit)	913	(83)

NET INCOME	$911	$1,101

Basic and diluted net income per share of common stock	$0.33	$0.40

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Year Ended
	December 31,
	2017	2016

Net income	$911	$1,101

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain (loss) on securities during the period	419	(842)
Income tax (expense) benefit relating to item above	(170)	335
Reclassification adjustment for gain on sales of securities included in net income	(1)	(2)
Net effect on other comprehensive income (loss)	248	(509)

Net unrealized gain on interest rate swap:
Net unrealized gain on interest rate swap during the period	49	-
Income tax expense relating to item above	(14)	-
Net effect on other comprehensive income	35	-

Other comprehensive income (loss)	283	(509)

Comprehensive income	$1,194	$592

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balances, December 31, 2015	$2,773	$9,986	$21,718	$(301)	$34,176

Net income	—	—	1,101	—	1,101
Cash dividends, $0.40 per share	—	—	(1,112)	—	(1,112)
Dividends reinvested under dividend reinvestment plan	14	144	—	—	158
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	—	—	—
Other comprehensive income	—	—	—	(509)	(509)

Balance, December 31, 2016	2,787	10,130	21,707	(810)	33,814

Net income	—	—	911	—	911
Cash dividends, $0.40 per share	—	—	(1,117)	—	(1,117)
Dividends reinvested under dividend reinvestment plan	14	137	—	—	151
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	104	(104)	—
Other comprehensive income	—	—	—	283	283

Balance, December 31, 2017	$2,801	$10,267	$21,605	$(631)	$34,042

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in the thousands)

	Year Ended
	December 31,
	2017	2016

Cash flows from operating activities:
Net income	$911	$1,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	925	1,191
Provision for loan losses	336	868
Deferred income taxes, net	24	(147)
Gain on disposals of assets, net	(1)	(4)
Provision on losses of other real estate owned	—	36
Decrease (increase) in cash surrender value of bank owned life insurance	614	(214)
Reclassification adjustment for stranded income tax effects in accumulated other comprehensive income	104	—
Net decrease (increase) in other assets	550	(413)
Net (increase) decrease in accrued expenses and other liabilities	(210)	167

Net cash provided by operating activities	3,253	2,585

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	19,523	23,266
Purchases of investment securities available for sale	(13,826)	(20,733)
Net (redemption) purchase of Federal Home Loan Bank stock	(2)	3
Net increase in loans	(6,785)	(4,045)
Proceeds from sale of real estate acquired through foreclosure	—	166
Proceeds from redemption of life insurance policy	—	244
Purchases of premises and equipment	(205)	(328)

Net cash (used in) provided by investing activities	(1,295)	(1,427)

Cash flows from financing activities:
Net increase (decrease) in deposits	991	(1,952)
Cash dividends paid	(1,117)	(1,112)
Common stock dividends reinvested	151	157

Net cash provided by (used in) financing activities	25	(2,907)

Net increase (decrease) in cash and cash equivalents	1,983	(1,749)

Cash and cash equivalents at beginning of year	10,622	12,371

Cash and cash equivalents at end of year	$12,605	$10,622

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,870	$2,129
Income taxes paid	152	—
Net decrease (increase) in unrealized depreciation on available for sale securities	467	(837)

Noncash Investing Activities:
Transfer of loans to real estate acquired through foreclosure	$—	$240

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Business

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland.  The Company owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland(the “State”).  The Bank, a commercial bank organized in 1949 under the laws of the State of Maryland, provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland, and is subject to competition from other financial institutions.  The Bank is also subject to the regulations of certain Federal and State agencies and undergoes periodic examinations by those regulatory authorities.  The accounting and financial reporting policies of the Bank conform, in all material respects, to accounting principles generally accepted in the United States (“U.S. GAAP”) and to general practices within the banking industry.

Basis of Presentation

The consolidated financial statements include the accounts of Glen Burnie Bancorp, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate.  All significant intercompany transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous year’s financial statements to the current year’s presentation.  In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures.  These estimates that require application of management's subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.  Management has made significant estimates in several areas, including the valuation of certain loans held for investment (Note 4, Loans and Allowance); allowance for credit losses (Note 4, Loans and Allowance); valuation of investment securities (Note 3, Investment Securities); the fair value of financial instruments (Note 16, Fair Value of Financial Instruments); benefit plan obligations and expenses (Note 10, Pension and Profit Sharing Plans); and the valuation of deferred tax assets (Note 9, Income Taxes).  Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.  The Parent Only financial statements (see Note 19, Parent Company Financial Information) of the Company account for the subsidiaries using the equity method of accounting.

Investment Securities

We classify investment securities as trading, held to maturity ("HTM"), or available for sale ("AFS") at the date of acquisition.  Purchases and sales of securities are generally recorded on a trade-date basis.

Investment securities that we might not hold until maturity are classified as AFS and are reported at fair value in the statement of financial condition.  Fair value measurement is based upon quoted market prices in active markets, if available.  If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as the present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity.  Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income (“OCI”).  Purchase premiums and discounts are recognized in interest income using the effective interest method over the life of the securities.  Purchase premiums or discounts related to mortgage-backed securities are amortized or accreted using projected prepayment speeds.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

AFS investment securities in unrealized loss positions are evaluated for other-than-temporary impairment (“OTTI”) at least quarterly.  For AFS securities, a decline in fair value is considered to be other-than-temporary if the Company does not expect to recover the entire amortized cost basis of the security.

Debt securities are classified as HTM if the Company has both the intent and ability to hold those securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions.  These securities are carried at cost adjusted for amortization of purchase premiums and accretion of purchase discounts.

Transfers of securities from available for sale to held to maturity are accounted for at fair value as of the date of the transfer.  The difference between the fair value and the par value at the date of transfer is considered a premium or discount and is accounted for accordingly.  Any unrealized gain or loss at the date of the transfer is reported in OCI, and is amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount, and will offset or mitigate the effect on interest income of the amortization of the premium or discount for that held to maturity security.

Impairment may result from credit deterioration of the issuer or collateral underlying the security.  In performing an assessment of recoverability, all relevant information is considered, including the length of time and extent to which fair value has been less than the amortized cost basis, the cause of the price decline, credit performance of the issuer and underlying collateral, and recoveries or further declines in fair value subsequent to the balance sheet date.

For debt securities, the Company measures and recognizes OTTI losses through earnings if (1)  the Company has the intent to sell the security or (2)  it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.  In these circumstances, the impairment loss is equal to the full difference between the amortized cost basis and the fair value of the security.  For securities that are considered other-than-temporarily-impaired that the Company has the intent and ability to hold in an unrealized loss position, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to other factors, which is recognized as a component of OCI.

For equity securities, the Company recognizes OTTI losses through earnings if the Company intends to sell the security.  The Company also considers other relevant factors, including its intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the carrying value.  Any impairment loss on an equity security is equal to the full difference between the amortized cost basis and the fair value of the security.

Federal Home Loan Bank Stock

As a borrower from the Federal Home Loan Bank of Atlanta ("FHLB"), the Bank is required to purchase an amount of FHLB stock based on our outstanding borrowings with the FHLB.  This stock is used as collateral to secure the borrowings from the FHLB and is accounted for as a cost-method investment.  FHLB stock is an equity interest that does not necessarily have a readily determinable fair value for purposes of the ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and lacks a market.  FHLB stock can be sold back only at its par value of $100 per share and only to the FHLB or another member institution.

Other Securities

Maryland Financial Bank (“MFB”) stock is an equity interest that does not necessarily have a readily determinable fair value for purposes of the ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and lacks a market.  This stock is accounted for as a cost-method investment.

Loans Held for Investment

Loans held for investment are reported at the principal amount outstanding, net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans.  Deferred fees and costs and premiums and discounts are amortized over the contractual terms of the underlying loans using the constant effective yield (the interest method) or straight-line method.  Interest on loans is accrued and recognized as interest income at the contractual rate of interest.  When a loan is designated as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or pay-off.

From time to time, the Company will originate loans to facilitate the sale of other real estate owned (OREO).  Such loans are accounted for using the installment method and any gain on sale is deferred.  The Bank financed no sales of OREO for 2017 or 2016.

Nonaccrual Loans

Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment or if part of the principal balance has been charged off.  When a loan is placed on nonaccrual status all interest previously accrued but not collected is reversed against current period interest income.

All payments received on nonaccrual loans are accounted for using the cost recovery method.  Under the cost recovery method, all cash collected is applied to first reduce the principal balance.  A loan may be returned to accrual status if all delinquent principal and interest payments are brought current and the collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured.  Loans that are well-secured and in the process of collection are maintained on accrual status, even if they are 90 days or more past due.

Impaired Loans

A loan is considered impaired when it is probable that all contractual principal and interest payments due will not be collected in accordance with the terms of the loan agreement.  Factors considered by management in determining whether a loan is impaired include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  The carrying value of impaired loans is based on the present value of the loan’s expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral.

Troubled Debt Restructurings

A loan is accounted for and reported as a troubled debt restructuring (“TDR”) when, for economic or legal reasons, we grant a concession to a borrower experiencing financial difficulty that we would not otherwise consider.  Management strives to identify borrowers in financial difficulty early and works with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  A restructuring that results in only an insignificant delay in payment is not considered a concession.  A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the debt's original contractual maturity or original expected duration.

TDRs are designated as impaired because interest and principal payments will not be received in accordance with the original contract terms.  TDRs that are performing and on accrual status as of the date of the modification remain on accrual status.  TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months.  TDRs with temporary below-market concessions remain designated as a TDR and impaired regardless of the accrual or performance status until the loan is paid off.  However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be de-designated as a TDR.

Allowance for Loan Losses

Credit quality within the loan portfolio is continuously monitored by management and is reflected within the allowance for loan losses.  The allowance for loan losses is maintained at a level that, in management's judgment, is appropriate to cover losses inherent within the Company’s loan portfolio, including unfunded credit commitments, as of the balance sheet date.  The allowance for loan losses, as reported in our consolidated statements of financial condition, is adjusted by a provision for loan losses, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Loan Loss Measurement

Allowance levels are influenced by loan volumes, internal asset quality ratings, delinquency status, historic loss experience and other conditions influencing loss expectations, such as economic conditions.  The methodology for evaluating the adequacy of the allowance for loan losses has two basic components:  first, an asset-specific component involving the identification of impaired loans and the measurement of impairment for each individual loan identified; and second, a formula-based component for estimating probable loan principal losses for all other loans.

Impaired Loans

The specific credit allocations are based on regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification.  When a loan is identified as impaired, impairment is measured based on net realizable value, and the recorded investment balance of the loan.  For impaired loans, we recognize impairment if we determine that the net realizable value of the impaired loan is less than the recorded investment of the loan (net of previous charge-offs and deferred loan fees and costs), except when the sole remaining source of collection is the underlying collateral. In these cases impairment is measured as the difference between the recorded investment balance of the loan and the fair value of the collateral.  The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

Once the impairment amount is determined an asset-specific allowance is provided that is equal to the calculated impairment and included in the allowance for loan losses.  If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off.  Factors considered by management in determining if impairment is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames or the loss becomes evident owing to the borrower’s lack of assets.

Estimate of Probable Loan Losses

In estimating the formula-based component of the allowance for loan losses, loans are segregated into loan classes based on product types and similar risk characteristics or areas of risk concentration.  Loans of similar type and purpose, not meeting the criteria for an asset-specific allocation, are aggregated into loan classes, and a reserve factor is applied to each loan class based on the historical loss experience of that class and six qualitative factors.  Qualitative factors are expressed in basis points and are adjusted downward or upward based on management’s judgment as to the potential loss impact of each qualitative factor to a particular loan class at the date of the analysis.  To determine the amount of allowance for credit losses, the Bank uses the current year’s loss data and the previous three years of loss data for each homogenous portfolio on a non-weighted basis.  The current year’s data is annualized to a twelve-month basis to determine a loss percentage.  The average for each portfolio’s historical losses are then adjusted by six qualitative factors applied to each of the loan classes.  The historical loss analysis is performed quarterly and loss factors are updated monthly based on actual experience.

Reserve for Unfunded Commitments

The Company maintains a separate allowance for losses on unfunded loan commitments, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition.  Management estimates the amount of probable losses by utilizing the same methodology and factors as used in determining the allowance for credit losses.  The reserve, based on evaluations of the collectibiltiy of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on unfunded commitments (off-balance sheet financial instruments) that may become uncollectible in the future.

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired in partial or total satisfaction of debts previously contracted with the Company, generally through the foreclosure of loans.  These properties are initially recorded at the net realizable value (fair value of collateral less estimated costs to sell).  Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the allowance for loan losses.  Subsequent declines in net realizable value identified from the ongoing analysis of such properties as well as gains and losses realized from the sale of OREO are recognized in current period earnings within noninterest expense as foreclosed property expense.  The net realizable value of these assets is reviewed and updated as circumstances warrant.  There were no loans transferred to OREO for the year ended December 31, 2017.  Loans transferred to OREO through foreclosure proceedings totaled $113,893 for the year ended December 31, 2016.

Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation and depreciated over the estimated useful life of the related asset or the term of the lease using the straight-line method.  Expenditures for improvements that extend the life of an asset are capitalized and depreciated over the asset’s remaining useful life.  Gains or losses realized on the disposition of premises and equipment are reflected in the consolidated statements of income.  Expenditures for repairs and maintenance are charged to occupancy and equipment expense as incurred.  Computer software is recorded at cost and amortized over three to five years.  Management periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles, including goodwill, furniture and equipment and leasehold improvements for impairment.

Income Taxes

Our income tax expense, and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid.  Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes and are reflected as discrete tax items in the Company’s tax provision.

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the “Tax Reform Act”), was signed into law.  The Tax Reform Act includes provisions that will affect the Company’s income tax expense, including reducing the federal tax rate from 35% to 21% effective January 1, 2018.  As a result of the rate reduction, the Company was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which the Company expects them to be recovered or settled.  Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), given the amount and complexity of the changes in tax law resulting from the Tax Reform Act, the Company has not finalized the accounting for the income tax effects of the Tax Reform Act.  This includes the re-measurement of deferred taxes.

The impact of the Tax Reform Act may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Reform Act.  As a result of the Tax Reform Act, the Company recorded a tax charge of approximately $0.6 million due to a re-measurement of deferred tax assets and liabilities.

Income tax expense was $0.9 million for the full-year 2017 compared to a tax benefit of $0.1 million for the full-year 2016.  Tax expense for 2017 included the aforementioned, estimated $0.6 million charge to adjust the value of deferred tax assets to reflect the lower corporate tax rate, resulting from the Tax Reform Act.  The higher level of income tax expense in 2017 also reflected increased pretax income.

The Company records net deferred tax assets to the extent it is believed that these assets will more likely than not be realized.  In making this determination, the Company considers all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations.  A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority.

For a more detailed description of income taxes see Note 9, Income Taxes of the Notes to Consolidated Financial Statements.

Interest Rate Swap Agreements

For asset/liability management purposes, the Company periodically uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  All interest rate swap agreements are recorded at fair value.  The Company records cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to its likelihood of effectiveness as a hedge.  Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.  For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  The changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged.  Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income.  Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.  The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income.  When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Fair Value Measurement

The term "fair value" is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The Company’s approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs for internal valuation models, used for estimating fair value.  For financial instruments that are actively traded in the marketplace or whose values are based on readily available market data, little judgment is necessary when estimating the instrument’s fair value.  When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value.  In those cases, different assumptions could result in significant changes in valuation.  See Note 17, Fair Value Measurement.

Cash and Cash Equivalents

The Bank has included cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.

Accounting for Stock Options

The Company follows ASC Topic 718, Share-Based Payments, for accounting and reporting for stock-based compensation plans.  ASC Topic 718 defines a fair value at grant date based method of accounting for measuring compensation expense for stock-based plans to be recognized in the statement of income.

Earnings Per Share

Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted EPS is computed by dividing net income available to common shareholders by the weighted average common shares outstanding, plus the effect of common stock equivalents (for example, stock options computed using the treasury stock method).

Advertising Expense

Advertising costs, which we consider to be media and marketing materials, are expensed as incurred.  We incurred $0.2 million and $0.1 million in advertising expense during the years ended December 31, 2017 and 2016, respectively.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance policies on certain current and former employees as a means to generate tax-exempt income which is used to offset a portion of current and future employee benefit costs.  Bank owned life insurance is recorded at the cash surrender value of the policies.  Changes in the cash surrender value are included in noninterest income.

Other Comprehensive Income (Loss)

The Company records unrealized gains and losses on available for sale securities in accumulated other comprehensive income, net of taxes.  Unrealized gains and losses on available for sale securities are reclassified into earnings as the gains or losses are realized upon sale of the securities.  The credit component of unrealized losses on available for sale securities that are determined to be other-than-temporary impaired are reclassified into earnings at the time the determination is made.

Recent Accounting Pronouncements and Developments

In May 2014, the Financial Accounting Standards Board ('"FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  In August 2015, the FASB deferred the effective date by one year from the date in the original guidance.  In March 2016, the FASB issued ASU No. 2016-08 to clarify the implementation guidance on principal versus agent considerations.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2016.  The Company’s adoption of this item did not have a material impact on its results of operations or financial condition.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825‑10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU No. 2016‑1, among other things, (i)  requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii)  simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii)  eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv)  requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v)  requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi)  requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii)  clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company’s adoption of this item did not have a material impact on its results of operations or financial condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  From the lessee’s perspective, the new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees.  From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease.  If the lessor does not convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are currently evaluating the impact of the new standard, we expect an increase to the consolidated balance sheets for ROU assets and associated lease liabilities, as well as resulting depreciation expense of the ROU assets and interest expense of the lease liabilities in the our consolidated statements of income, for our agreements previously accounted for as operating leases.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815):  Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.  ASU No. 2016‑05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  ASU No. 2016‑05 was effective for us on January 1, 2017 and did not have a material impact on our results of operations or financial condition.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.  Under ASU No. 2016‑09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur.  Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available.  Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital.  Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case.  ASU No. 2016‑09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.  ASU No. 2016‑09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions.  ASU No. 2016‑09 was effective on January 1, 2017 and did not have a material impact on our results of operations or financial condition.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company.  The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio.  These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is in the process of determining the effect of the ASU on its consolidated balance sheets and consolidated statements of operations.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The amendments in this ASU were issued to reduce diversity in how certain cash receipts and payments are presented and classified in the statement of cash flows in eight specific areas.  Debt prepayment costs should be classified as an outflow for financing activities.  Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities.  Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities.  Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities.  Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted and must be applied using a retrospective transition method to each period presented.  Management is currently evaluating the impact of this ASU but does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash:  a Consensus of the FASB Emerging Issues Task Force.  This ASU requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents.  Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period.  This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted.  Management does not anticipate that this guidance will have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805):  Clarifying the Definition of a Business.  ASU No. 2017‑01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business.  ASU No. 2017‑01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017‑01 was effective for us on January 1, 2018 and did not have a significant impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and other Costs (Subtopic 320-20):  Premium Amortization on Purchased Callable Debt Securities.  This standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument.  Adoption of ASU 2017-08 is required for fiscal years and interim periods within those fiscal years, beginning after December, 15, 2018, early adoption is permitted.  The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities.  This standard better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedge instruments and the hedged item in the financial statements.  Adoption for this ASU is required for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted.  The Company is currently evaluating the provisions of this guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The ASU does not have any impact on the underlying ASC 740 guidance that requires the effect of a change in tax law be included in income from continuing operations.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company adopted the guidance in the ASU in its December 31, 2017 consolidated financial statements resulting in a reclassification of $0.1 million of stranded tax effects related to net unrealized losses on investment securities.  The impact was not material.

Note 2. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain cash balances on hand or with the Federal Reserve Bank based on average deposit liabilities.  At December 31, 2017 and 2016, these reserve balances amounted to $4.3 million and $3.5 million, respectively.

Note 3. Investment Securities

A summary of the amortized cost and market value of securities available for sale at December 31, 2017 and 2016 is as follows:

	At December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collaterized mortgage obligations	$24,063	$20	$(569)	$23,514
Agency mortgage-backed securities	25,725	4	(500)	25,229
Municipal securities	35,453	339	(159)	35,633
U.S. Government agency securities	3,526	—	(46)	3,480
U.S. Treasury securities	1,501	—	(8)	1,493

Total securities available for sale	$90,268	$363	$(1,282)	$89,349

	At December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collaterized mortgage obligations	$31,997	$11	$(423)	$31,585
Agency mortgage-backed securities	27,110	2	(429)	26,683
Municipal securities	34,333	92	(580)	33,845
U.S. Government agency securities	1,003	—	(16)	987
U.S. Treasury securities	1,501	5	—	1,506

Total securities available for sale	$95,944	$110	$(1,448)	$94,606

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016:

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collaterized mortgage obligations	$6,531	$(63)	$15,678	$(507)	$22,209	$(570)
Agency mortgage-backed securities	6,802	(80)	18,218	(420)	25,020	(500)
Municipal securities	2,396	(11)	6,230	(148)	8,626	(159)
U.S. Government agency securities	2,965	(37)	515	(9)	3,480	(46)
U.S. Treasury securities	1,494	(7)	—	—	1,494	(7)

	$20,188	$(198)	$40,641	$(1,084)	$60,829	$(1,282)

At December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collaterized mortgage obligations	$18,244	$(174)	$8,775	$(248)	$27,019	$(422)

Agency mortgage-backed securities	24,850	(401)	828	(28)	25,678	(429)
Municipal securities	19,200	(580)	—	—	19,200	(580)
U.S. Government agency securities	—	—	986	(17)	986	(17)

	$62,294	$(1,155)	$10,589	$(293)	$72,883	$(1,448)

At December 31, 2017 and 2016, the Company did not have any securities that had impairment charges.

The Company's investment securities portfolio consists primarily of debt securities issued by the U.S. Treasury, U.S. Government agencies, U.S. Government-sponsored agencies, state governments and local municipalities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2017 and December 31, 2016.

The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and liquidity conditions.  Net unrealized gains and losses in the available for sale portfolio are included in shareholders' equity as a component of accumulated other comprehensive income or loss, net of tax.  An unrealized loss exists when the current fair value of an individual security is less than the amortized cost basis.

The Company regularly evaluates investment securities that are in an unrealized loss position in order to determine if the decline in fair value is other than temporary.  Factors considered in the evaluation include the current economic climate, the length of time and the extent to which the fair value has been below cost, the current interest rate environment and the rating of each security.  An other-than-temporary impairment ("OTTI") loss must be recognized for a debt security in an unrealized loss position if the Company intends to sell the security or it is more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis.  The amount of OTTI loss recognized is equal to the difference between the fair value and the amortized cost basis of the security that is attributed to credit deterioration.  Accounting standards require the evaluation of the expected cash flows to be received to determine if a credit loss has occurred.  In the event of a credit loss, that amount must be recognized against income in the current period.  The portion of the unrealized loss related to other factors, such as liquidity conditions in the market or the current interest rate environment, is recorded in accumulated other comprehensive income (loss) for investment securities classified as available for sale.

The Company held five U.S. Government agency securities, fifty-one collateralized mortgage obligations, thirty-nine agency mortgage-backed securities and three U.S. Treasury securities that were in an unrealized loss position at December 31, 2017.  Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk.  Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2017.

All municipal securities held in the investment portfolio are reviewed on at least a quarterly basis for impairment.  Each bond carries an investment grade rating by either Moody's or Standard & Poor's.  In addition the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity.  The largest geographic concentration was in Pennsylvania, Texas and Maryland and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality.  At December 31, 2017, the investment portfolio included sixteen municipal securities that were in an unrealized loss position.  Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

At December 31, 2017 and 2016, investment securities in the amount of approximately $0.8 million and $0, respectively, were pledged as collateral for interest rate swap contracts.

Unrealized losses on securities in the investment portfolio amounted to $1.3 million with a total fair value of $60.8 million as of December 31, 2017 compared to unrealized losses of $1.4 million with a total fair value of $72.9 million as of December 31, 2016.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers.  The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The Company had no credit-related impairment losses on securities held at December 31, 2017 and 2016.

The following table presents investment securities by stated maturity at December 31, 2017.  Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	At December 31, 2017
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due within one year	$899	$906
Due over one to five years	1,319	1,311
Due over five to ten years	4,742	4,765
Due over ten years	33,520	33,624
Collaterized mortgage obligations	24,063	23,514
Agency mortgage-backed securities	25,725	25,229

Total securities available for sale	$90,268	$89,349

Proceeds from sales of available for sale securities prior to maturity totaled $956,255 and $5,265,658 for the years ended December 31, 2017 and 2016, respectively.  The Bank realized gains of $1,406 and no losses on those sales for 2017.  The Bank realized gains of $21,653 and losses of $19,237 on sales for 2016.  Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade.  Income tax expense relating to net gains on sales of investment securities was calculated at a rate of 39.44% and totaled $555, and $953 for the years ended December 31, 2017 and 2016, respectively.

Note 4. Loans and Allowance for Loan Losses

The following table sets forth the Company's gross loans by major categories as of December 31, 2017 and 2016:

	December 31,
(dollars in thousands)	2017	2016

Consumer	$16,112	$14,739
Residential real estate	81,926	93,468
Indirect	85,186	71,656
Commercial	11,257	12,351
Construction	3,536	4,397
Commercial real estate	73,595	68,447
Total loans receivable	271,612	265,058
Allowance for credit losses	(2,589)	(2,484)
Net loans receivable	$269,023	$262,574

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses and monitoring and assessing credit quality.

The Company's loan groups include consumer, residential real estate, indirect automobile, commercial, construction and commercial real estate.  The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank.  The Bank’s indirect loan group included $85.2 million and $71.7 million of such loans at December 31, 2017 and 2016, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland.  Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Included in loans are loans due from directors, executive officers and other related parties of $0.4 million at December 31, 2017, and $0.4 million at December 31, 2016.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  The Board of Directors approves loans to directors, executive officers and other related parties to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.  The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2017 and 2016.

	December 31,
(dollars in thousands)	2017	2016

Balance at beginning of year	$444	$787
Additions	227	607
Repayments	(268)	(950)
Balance at end of year	$403	$444

Allowance for Loan Losses

To control and monitor credit risk, management has an internal credit process in place to determine whether credit standards are maintained along with in-house loan administration accompanied by oversight and review procedures.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan losses to absorb estimated and probable losses inherent in the loan portfolio.  For purposes of determining the allowance for loan losses, the Bank has segmented the loan portfolio into the following classifications:

•	Consumer
•	Residential Real Estate
•	Indirect
•	Commercial
•	Construction
•	Commercial Real Estate

The analysis for determining the allowance is consistent with guidance set forth in GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  Each of loan segment is reviewed and analyzed using the average historical charge-offs over a current four year period for their respective segments as well as the following qualitative factors:

•

Changes in asset quality including past due (30‑89 days) loans, nonaccrual loans, classified assets, watch list loans all in relation to total loans.  Also policy exception in relationship to loan volume.

•	Changes in the rate and direction of the loan volume of the portfolio.
•	Concentration of credit including the percentage, changes, and relative to goals.
•	Changes in macro economic factors including the rates and direction of unemployment, median income and population.
•	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes and weighted required reserve trends.
•	Changes in the charge offs and recoveries adjusted for rate and direction.

The allowance consists of specific and general reserves.  The specific reserves relate to loans classified as impaired, primarily including nonaccrual and troubled debt restructurings (“TDRs”).  The reserve for these loans is established when the discounted cash flows, collateral value, or observable market price, whichever is appropriate, of the impaired loan is lower than the carrying value.  For impaired loans, any measured impairment is charged off against the loan and allowance for those loans that are collateral dependent in the applicable reporting period.

The general reserve covers loans that are not classified as impaired and primarily includes new loan originations.  The general reserve requirement is based on historical loss experience and the qualitative factors noted above that have been determined to have an effect on the probability and magnitude of a loss.

The following table presents the total allowance by loan segment:

December 31, 2017		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Unallocated	Total

Balance, beginning of year	$182	$1,042	$693	$284	$10	$259	$14	$2,484
Charge-offs	(96)	(3)	(458)	(9)	—	—	—	(566)
Recoveries	8	27	286	—	—	14	—	335
Provision for loan losses	120	(5)	253	(38)	2	18	(14)	336

Balance, end of year	$214	$1,061	$774	$237	$12	$291	$—	$2,589

Individually evaluated for impairment:
Balance in allowance	$52	$513	$—	$217	$—	$—	$—	$782
Related loan balance	160	2,345	—	217	—	1,176	—	3,898

Collectively evaluated for impairment:
Balance in allowance	$162	$548	$774	$20	$12	$291	$—	$1,807
Related loan balance	15,952	79,580	85,186	11,040	3,536	72,420	—	267,714

December 31, 2016		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Unallocated	Total

Balance, beginning of year	$227	$1,584	$577	$305	$19	$290	$148	$3,150
Charge-offs	(18)	(853)	(677)	—	—	(364)	—	(1,912)
Recoveries	17	34	318	9	—	—	—	378
Provision for loan losses	(44)	277	475	(30)	(9)	333	(134)	868

Balance, end of year	$182	$1,042	$693	$284	$10	$259	$14	$2,484

Individually evaluated for impairment:
Balance in allowance	$61	$240	$—	$229	$—	$—	$—	$530
Related loan balance	258	2,775	—	229	—	1,413	—	4,675

Collectively evaluated for impairment:
Balance in allowance	$121	$802	$693	$55	$10	$259	$14	$1,954
Related loan balance	14,481	90,693	71,656	12,122	4,397	67,034	—	260,383

As of December 31, 2017, there were no unallocated portions in the allowance for loan losses.  The unallocated allowance as of December 31, 2016 was $14,170.  The unallocated allowance for loan losses is available to absorb further losses that may not necessarily be accounted for in the current methodology.  Management believes the allowance for loan losses is at an appropriate level to absorb inherent probable losses in the portfolio.

The following table rolls forward the Company’s activity for nonaccrual loans during the years 2017 and 2016:

		Residential				Commercial
	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Totals
(dollars in thousands)
December 31, 2015	623	2,508	349	—	—	300	3,780
Transfers into nonaccrual	117	1,415	898	—	—	840	3,270
Transfers to OREO	—	(126)	—	—	—	(114)	(240)
Loans paid down/payoffs	(64)	(191)	(875)	—	—	(15)	(1,145)
Loans returned to accrual status	(256)	(252)	—	—	—	—	(508)
Loans charged off	(17)	(846)	(179)	—	—	(364)	(1,406)

December 31, 2016	403	2,508	193	—	—	647	3,751

Transfers into nonaccrual	10	329	686	56	402	—	1,483
Transfers to OREO	—	—	—	—	—	—	—
Loans paid down/payoffs	(130)	(429)	(163)	(1)	(84)	(140)	(947)
Loans returned to accrual status	—	(281)	(171)	—	—	—	(452)
Loans charged off	(98)	(3)	(457)	(7)	—	—	(565)

December 31, 2017	185	2,124	88	48	318	507	3,270

Credit Quality Information

In addition to monitoring the performance status of the loan portfolio, the Company utilizes a risk rating scale (1-8) to evaluate loan asset quality for all loans.  Loans that are rated 1-4 are classified as “pass” credits.  For the pass rated loans, management believes there is a low risk of loss related to these loans and as necessary, credit may be strengthened through improved borrower performance and/or additional collateral.  Loans rated a 5 (Special Mention)

are pass credits, but are loans that have been identified that warrant additional attention and monitoring and represent “criticized” assets.  Loans rated a 6 (Substandard) or higher are considered “criticized” loans and represent an increased level of credit risk.  The use and application of these risk ratings by the Bank conform to the Bank's policy and regulatory definitions.

The Bank’s internal risk ratings are as follows:

1 – 4 (Pass) - Pass credits are loans in grades “superior” through “acceptable”.  These are at least considered to be credits with acceptable risks and would be granted in the normal course of lending operations.

5 (Special Mention) - Special mention credits have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credits or in the Bank’s credit position at some future date.  If weaknesses cannot be identified, classifying as special mention is not appropriate.  Special mention credits are not adversely classified and do not expose the Bank to sufficient risk to warrant an adverse classification.  No apparent loss of principal or interest is expected.

6 (Substandard) - Substandard credits are inadequately protected by the current worth and paying capacity of the obligor or by the collateral pledged.  Financial statements normally reveal some or all of the following:  poor trends, lack of earnings and cash flow, excessive debt, lack of liquidity, and the absence of creditor protection.  Credits so classified must have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

7 (Doubtful) - A doubtful credit has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded Substandard.

In the normal course of loan portfolio management, loan originators are responsible for continuous assessment of credit risk arising from the individual borrowers within their portfolio and assigning appropriate risk ratings.  Credit Administration is responsible for ensuring the integrity and operation of the risk rating system and maintenance of the watch list.  The Bank contracts with an independent 3rd party loan review firm that reviews and validates the internal credit risk program on an annual basis.  Results of these reviews are presented to the Audit Committee for approval and then to management for implementation.  The loan review process compliments and reinforces the risk identification and assessment decisions made by the lenders and credit personnel as well as the Bank’s policies and procedures.

The following table provides information with respect to the Company's risk ratings by loan portfolio segment:

December 31, 2017		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$16,008	$81,346	$83,803	$11,256	$3,536	$73,268	$269,217
Special mention	77	344	1,027	1	—	327	1,776
Substandard	3	236	315	—	—	—	554
Doubtful	24	—	41	—	—	—	65
Loss	—	—	—	—	—	—	—

	$16,112	$81,926	$85,186	$11,257	$3,536	$73,595	$271,612

Nonaccrual	185	2,124	88	48	318	507	3,270
Troubled debt restructures	46	—	—	217	—	—	263
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	46	—	—	—	—	—	46
Number of non-performing TDR accounts	1	—	—	—	—	—	1

December 31, 2016		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$14,597	$93,045	$70,188	$12,255	$4,397	$64,646	$259,128
Special mention	29	423	1,087	95	—	3,801	5,436
Substandard	64	—	276	—	—	—	340
Doubtful	49	—	105	—	—	—	154
Loss	—	—	—	—	—	—	—

	$14,739	$93,468	$71,656	$12,351	$4,397	$68,447	$265,058

Nonaccrual	403	2,508	193	—	—	647	3,751
Troubled debt restructures	84	—	—	229	—	—	312
Number of TDRs accounts	2	—	—	1	—	—	3
Non-performing TDRs	84	—	—	—	—	—	84
Number of non-performing TDR accounts	2	—	—	—	—	—	2

Troubled Debt Restructurings

The restructuring of a loan constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider in the normal course of business.  A concession may include an extension of repayment terms which would not normally be granted, a reduction of interest rate or the forgiveness of principal and/or accrued interest.  If the debtor is experiencing financial difficulty and the creditor has granted a concession, the Company will make the necessary disclosures related to the TDR.  In certain cases, a modification may be made in an effort to retain a customer who is not experiencing financial difficulty.  This type of modification is not considered to be a TDR.  Once a loan has been modified and is considered a TDR, it is reported as an impaired loan.  All TDRs are evaluated individually for impairment on a quarterly basis as part of the allowance for credit losses calculation.  A specific allowance for TDR loans is established when the discounted cash flows, collateral value or observable market price, whichever is appropriate, of the TDR is lower than the carrying value.  If a loan deemed a TDR has performed for at least six months at the level prescribed by the modification, it is not considered to be non-performing; however, it will generally continue to be reported as impaired, but may be returned to accrual status.  A TDR is deemed in default on its modified terms once a contractual payment is 30 or more days past due.

There were no new loans modified as TDRs for the years ended December 31, 2017 and 2016.

At December 31, 2017, the recorded investment in TDR’s reflected one loan in the amount of $216,500 which is performing under the terms of the modified agreement and one loan in the amount of $46,162 which is on nonaccrual.  At December 31, 2016, the recorded investment in TDR’s reflected one loan in the amount of $228,500 which is performing under the terms of the modified agreement and two loans in the amount of $83,945 which are on nonaccrual.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans.

The following table presents the loan portfolio segments summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2017 and 2016:

			90 Days or
		30-89 Days	More and
December 31, 2017	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Consumer	$15,823	$80	$24	$185	$16,112
Residential Real Estate	79,205	597	—	2,124	81,926
Indirect	83,932	1,166	—	88	85,186
Commercial	11,203	—	6	48	11,257
Construction	3,188	—	30	318	3,536
Commercial Real Estate	73,088	—	—	507	73,595

	$266,439	$1,843	$60	$3,270	$271,612

			90 Days or
		30-89 Days	More and
December 31, 2016	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Consumer	$14,243	$93	$—	$403	$14,739
Residential Real Estate	89,201	1,759	—	2,508	93,468
Indirect	70,392	1,071	—	193	71,656
Commercial	12,349	—	2	—	12,351
Construction	4,279	84	34	—	4,397
Commercial Real Estate	67,800	—	—	647	68,447

	$258,264	$3,007	$36	$3,751	$265,058

Loans on which the accrual of interest has been discontinued totaled $3.3 million and $3.8 million at December 31, 2017 and 2016, respectively.  Interest that would have been accrued under the terms of these loans totaled $0.2 million for the years ended December 31, 2017 and 2016.  Loans past due 90 days or more and still accruing interest totaled $60,255, and $36,266 at December 31, 2017 and 2016, respectively.  Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Nonaccrual loans with specific reserves at December 31, 2017 are comprised of:

Residential Real Estate – One loan to one borrower in the amount of $1,293,620 secured by a residential property with a specific reserve of $513,420 established for the loan.

Consumer – Three loans to three borrowers in the amount of $160,004 with $52,040 of specific reserves established for the loans.

Impaired Loans

The following table presents information with respect to impaired loans.  Management determined the specific reserve in the allowance based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral.  In those cases, the current fair value of the collateral, less estimated selling costs is used to determine the specific allowance recorded.

		Unpaid	Interest		Average
December 31, 2017	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$160	$160	$5	$52	$205
Residential Real Estate	1,294	1,322	—	513	1,312
Indirect	—	—	—	—	—
Commercial	217	217	—	217	223
Construction	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Total impaired loans with specific reserves	$1,671	$1,699	$5	$782	$1,740

Impaired loans with no specific reserve:
Consumer	$49	$49	$—	n/a	$—
Residential Real Estate	992	1,760	11	n/a	1,572
Indirect	88	88	—	n/a	—
Commercial	2	2	—	n/a	2
Construction	318	318	—	n/a	322
Commercial Real Estate	1,194	1,194	39	n/a	1,632
Total impaired loans with no specific reserve	$2,643	$3,411	$50	—	$3,528

		Unpaid	Interest		Average
December 31, 2016	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$176	$176	$—	$61	$217
Residential Real Estate	1,345	1,374	58	240	1,393
Indirect	—	—	—	—	—
Commercial	229	229	8	229	235
Construction	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Total impaired loans with specific reserves	$1,750	$1,779	$66	$530	$1,845

Impaired loans with no specific reserve:
Consumer	$226	$226	$—	n/a	$122
Residential Real Estate	1,267	2,007	10	n/a	2,245
Indirect	193	193	—	n/a	—
Commercial	2	2	—	n/a	2
Construction	—	—	—	n/a	—
Commercial Real Estate	1,579	1,731	70	n/a	1,762
Total impaired loans with no specific reserve	$3,267	$4,159	$80	—	$4,131

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful	December 31,
	lives	2017	2016
(dollars in thousands)

Land		$685	$685
Buildings	5-50 years	6,445	6,372
Equipment and fixtures	5-30 years	5,763	5,758
Construction in progress		—	7
		12,893	12,822
Accumulated depreciation		(9,522)	(9,184)

		$3,371	$3,638

Depreciation expense totaled $0.4 million for the years ended December 31, 2017 and 2016.  Amortization of software totaled $0.1 million for the years ended December 31, 2017 and 2016.

The Bank leases its Severna Park and Linthicum branches.  Minimum lease obligations under the Severna Park branch are $33,000 per year through September 2019.  Minimum lease obligations under the Linthicum branch are $120,952 per year through December 2024, adjusted annually on a pre-determined basis.  The Bank is also required to pay all maintenance costs under all these leasing arrangements.  Rent expense totaled $161,007 and $160,029 for the years ended December 31, 2017 and 2016, respectively.

Note 6. Federal Home Loan Bank and Short-term Borrowings

The Bank owned 12,023 shares of common stock of the FHLB at December 31, 2017.  The Bank is required to maintain an investment of 0.09% of total assets with a dollar cap of $15 million, adjusted annually, plus 4.25% of total advances, adjusted for advances and repayments.  The credit available under this facility is determined at 25% of the Bank’s total assets, or approximately $97.5 million at December 31, 2017.  Short-term advances totaled $20,000,000 under this credit arrangement at December 31, 2017.  This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio.  Average short-term borrowings under this facility approximated $1,468,767 and $137 for 2017 and 2016, respectively.

The Federal Home Loan Bank of Atlanta, convertible and adjustable advances total include the following:

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

A $10,000,000, adjustable rate issued in 2017, which has a final maturity of November 1, 2018.  This advance had a 1.38% interest rate at December 31, 2017, with interest payable quarterly.  The proceeds of the adjustable advance were used to fund loans.

The Bank also had available unsecured federal funds lines of credit from two financial institutions for $5.0 million and $6.0 million at December 31, 2017.  No balances were outstanding on these lines of credit on December 31, 2017.

Derivatives

During the fourth quarter of 2017, the Company entered into interest rate swaps to manage interest rate risk.  These derivative contract involves the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value.  These instruments are designated as a cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances.  The change in the fair value of this hedging instrument is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

For derivative financial instruments accounted for as hedging instruments, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which the effectiveness of the hedge will be assessed.  We formally assess both at inception and at each reporting period thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in cash flows of the related underlying exposures.  Any ineffective portion of the changes in cash flow of the instruments is recognized immediately into earnings.

ASC 815-10, Derivatives and Hedging (“ASC 815”) requires companies to recognize all derivative instruments as assets or liabilities at fair value in the consolidated balance sheets.  In accordance with ASC 815, we designated our interest rate swaps as cash flow hedges of certain active and forecasted variable rate FHLB advances.  Changes in the fair value of the hedging instrument, except any ineffective portion, were recorded in accumulated other comprehensive income (loss) until earnings were impacted by the hedged instrument.  No components of our hedging instruments were excluded from the assessment of hedge effectiveness in hedging exposure to variability in cash flows.

Classification of the gain or loss in the consolidated statements of income upon release from accumulated other comprehensive income (loss) is the same as that of the underlying exposure.  We discontinue the use of hedge accounting prospectively when (1)  the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2)  the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate.  When we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value that were recorded in accumulated other comprehensive income (loss) are recognized immediately in earnings.

As of December 31, 2017, the Company had three outstanding interest rate swaps designated as a cash flow hedges with an aggregate notional value of $20.0 million.  The agreements have five year terms and stipulate that the counterparty will pay the Company interest at three-month LIBOR and the Company will pay fixed rates of interest at 2.105%, 2.235% and 2.246% on the $10.0 million, $5.0 million and $5.0 million notional amounts, respectively.  These interest rate swaps of $10.0 million, $5.0 million and $5.0 million mature on October 2022, July 2023, and August 2023, respectively, and hedge three-month FHLB advances that will be renewed every three months at the LIBOR interest rate at that time.  The two $5.0 million contracts are forward starting swap that become effective in July 2018 and August 2018.  After-tax unrealized gains of $21,000, $7,000 and 7,000 were recognized in accumulated other comprehensive income for the year ended December 31, 2017 and there was no ineffective portion of these hedges.  No interest rate swaps designated as cash flow hedges were outstanding during 2016.  The Company pays or receives the net interest amount quarterly and includes this amount as part of FHLB advances interest expense on the consolidated income statements.

The cash flow hedges were determined to be fully effective during all periods presented.  As such, no ineffectiveness has been included in net income.

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2017 and 2016:

					At December 31,
					2017		2016
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets/	Gain (Loss)	Assets/	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Liabilities	AOCI	Liabilities	AOCI

Interest rate swap on FHLB advance	$10,000	2.105%	3M LIBOR	11/2017 - 10/2022	$30	$21	$—	$—

Forward-starting interest rate swap on FHLB advance	5,000	2.235%	3M LIBOR	7/2018 - 7/2023	10	7	—	—

Forward-starting interest rate swap on FHLB advance	5,000	2.246%	3M LIBOR	8/2018 - 8/2023	9	7	—	—

Total	$20,000				$49	$35	$—	$—

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the years ended December 31, 2017 and 2016:

		Years Ended December 31,
(dollars in thousands)	Bank Position	2017	2016

Interest rate swap on FHLB advance	Pay fixed/receive variable	$12	$—

Forward-starting interest rate swap on FHLB advance	Pay fixed/receive variable	—	—

Forward-starting interest rate swap on FHLB advance	Pay fixed/receive variable	—	—

Total		$12	$—

The Bank is required to pledge securities as collateral for all swaps with dealer counterparties.  The fair value of cash or investment securities pledged as collateral by the Bank totaled $750,000 and $0 at December 31, 2017 and December 31, 2016, respectively.

Note 7. Long-term Borrowings

Long-term borrowings are as follows:

	December 31,
	2017	2016
(dollars in thousands)
Federal Home Loan Bank of Atlanta, convertible advances	$—	$10,000

	$—	$10,000

Note 8. Deposits

The following table summarizes the major classifications of deposit balances as of the dates indicated:

	December 31,
	2017	2016
(dollars in thousands)
Noninterest-bearing deposits	$104,017	$100,099

Interest-bearing deposits:
Interest-bearing checking	28,774	29,413
Money Market	19,855	18,356
Savings	85,890	80,006
Time deposits, $100,000 or more	43,452	46,879
Time deposits below $100,000	52,250	58,493
Total interest- bearing deposits	230,221	233,147

Total Deposits	$334,238	$333,246

Interest expense on deposits for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
(dollars in thousands)
Interest-bearing checking	$9	$9
Money Market	10	9
Savings	50	45
Time deposits, $100,000 or more	416	456
Time deposits below $100,000	815	962
Total Interest Expense	$1,300	$1,481

The Bank recognized $0.3 million of fee income from deposits for the years ended December 31, 2017 and 2016.

At December 31, 2017, the scheduled maturities of time deposits are approximately as follows:

(dollars in thousands)	Amount
Maturing in:
2018	$38,482
2019	30,146
2020	14,372
2021	8,647
2022	3,429
2023 and thereafter	626
Total Time Deposits	$95,702

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1.9 million and $1.6 million at December 31, 2017 and 2016, respectively.

The Bank had no brokered deposits at December 31, 2017 and 2016.

Note 9. Income Taxes

The Tax Reform Act was enacted on December 22, 2017.  The Tax Reform Act reduces the US federal corporate tax rate from 34% to 21%.  At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Reform Act.  As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances as of December 31, 2017.  We re-measured all of our deferred tax assets (“DTA”) and liabilities (“DTL”) based on the rates at which they are expected to reverse in the future.  We recognized an income tax expense of $0.6 million for the year ended December 31, 2017 related to adjusting our net deferred tax asset balance to reflect the new corporate tax rate.

In addition, DTAs/DTLs related to AFS securities unrealized losses that were revalued as of December 31, 2017 noted above created a “stranded tax effects” in Accumulated Other Comprehensive Income (“AOCI”) due enactment of the Tax Act.  The issue arose due to the nature of GAAP recognition of tax rate change effects on the AFS DTA/DTL revaluation as an adjustment to income tax provision.

In February 2018, FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220).  As disclosed in Note 1, the Company early adopted the provisions of the ASU 2018-02 and recorded a reclassification adjustment of $104,000 from AOCI to retained earnings for stranded tax effects related to AFS securities resulting from the newly enacted corporate tax rate.  The amount of the reclassification was the difference between the 34 percent historical corporate tax rate and the newly enacted 21 percent corporate tax rate.  See Statement of Changes in Stockholders Equity for additional details and reclassification impact due to impact of the ASU 2018-02.

The components of income tax expense (benefit) are as follows for the years ended December 31, 2017 and 2016:

	2017	2016
(dollars in thousands)
Current income tax expense:
Federal	$328	$38
State	143	26

Total current tax expense	471	64

Deferred income tax expense (benefit) :
Federal (1)	443	(185)
State	(1)	38

Total deferred tax expense (benefit)	442	(147)

Total Income tax expense (benefit)	$913	$(83)
(1)	Provisional revaluation of federal deferred tax assets and liabilities.

A reconciliation of income tax expense computed at the statutory rate of 34% to the actual income tax expense for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
(dollars in thousands)
Income tax expense at federal statutory rate	$620	$346
Increase (decrease) resulting from:
Tax-exempt income	(341)	(309)
Bank owned life insureance	(68)	(148)
State income taxes, net of Federal income tax benefit	93	42
Federal rate change (1)	592	—
Other	17	(14)
Total income tax expense (benefit)	$913	$(83)
(1)	Provisional revaluation of federal deferred tax assets and liabilities.

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2017 and 2016 are as follows:

	2017	2016
(dollars in thousands)
Deferred income tax benefits:
Accrued deferred compensation	$92	$146
Allowance for credit losses	7	95
Nonaccrual interest	375	445
Alternative minimum tax credits	1,191	967
Net operating loss carryforward credits	297	665
Accumulated depreciation	(15)	54
Other real estate owned	3	18
Reserve for unfunded commitments	7	10
Other temporary differences	20	22
Accumulated securities premium accretion	213	211
Net unrealized depreciation on investment securities available for sale	239	527

Net deferred income tax benefits	$2,429	$3,160

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future.  At December 31, 2017 and 2016, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (formerly FIN 48, Accounting for Uncertainty in Income Taxes).

Income tax expense was $0.91 million and ($0.08) million at December 2017 and 2016, respectively.  Included in the 2017 was a one-time $0.60 million income tax expense due to the Tax Reform Act which required us to revalue our deferred tax assets and liabilities at the new statutory tax rate upon enactment.

Note 10. Pension and Profit Sharing Plans

The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.  Annual contributions, included in employee benefit expense, totaled $286,955 and $210,604 for the years ended December 31, 2017 and 2016, respectively.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors.  The plan covers substantially all employees.  The Bank’s contributions to the plan, included in employee benefit expense, totaled $38,211 and $21,261 for the years ended December 31, 2017 and 2016, respectively.

The Bank had a money purchase pension plan, which provided for annual employer contributions based on employee compensation, and covered substantially all employees.  The Bank made additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of this pension plan.  These additional contributions, also included in employee benefit expense, totaled $1,014 and $1,014 for the years ended December 31, 2017 and 2016, respectively.

Note 11. Other Benefit Plans

The Bank has life insurance contracts on several officers and is the sole owner and beneficiary of the policies.  Cash value totaled $8.7 and $9.3 at December 31, 2017 and 2016, respectively.  Income on their insurance investment totaled $0.2 for years ended 2017 and 2016.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees.  Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 12. Other Noninterest Expenses

Other noninterest expenses include the following:

	Year Ended December 31,
	2017	2016
(dollars in thousands)
Foreclosed property expenses	$9	$55
Loan related expenses	133	89
Other ATM expenses	102	165
Education expenses	18	13
Directors fees and expenses	144	159
Executive and audit committee expenses	69	65
Postage and delivery	100	108
Stationery, printing and supplies	60	69
Office supplies expenses	93	140
Credit report fees	55	31
Contributions and donations	21	21
Dues and subscription fees	63	59
Examination and assessment fees	46	46
Federal Reserve and correspondent bank services	49	51
Liability insurance	68	66
Other	184	216

Total Other Noninterest Expense	$1,214	$1,353

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	December 31,
	2017	2016
Loan commitments:
Other mortgage loans	$3,077	$3,066

Unused lines of credit:
Home-equity lines	$7,997	$2,991
Commercial lines	9,364	18,474
Unsecured consumer lines	1,748	634

	$19,109	$22,099

Letters of credit:	$71	$48

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2017, the Bank has accrued $24,334 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 14. Stockholders’ Equity

Restrictions on Dividends

The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agencies.  Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.

Retained earnings from which dividends may not be paid without prior approval totaled approximately $21.2 million and $20.3 million December 31, 2017 and 2016, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the subsidiary banks if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

Employee Stock Purchase Benefit Plans

The Company has a stock-based compensation plan, which is described below.  There were no options issued or activity under this plan since August 2007.

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

At December 31, 2017, shares of common stock reserved for issuance under the plan totaled 48,011.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend Reinvestment and Stock Purchase Plan

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2017 and 2016, shares of common stock purchased under the plan totaled 14,294 and 13,494,   respectively.  At December 31, 2017, shares of common stock reserved for issuance under the plan totaled 157,351.

The Board of Directors may suspend or discontinue the plan at its discretion.

Stockholder Purchase Plan

The Company’s stockholder purchase plan allows participating stockholders the option to purchase newly issued shares of common stock.  The Board of Directors shall determine the number of shares that may be purchased pursuant to options.  Options granted will expire no later than three months from the grant date.  Each option will entitle the stockholder to purchase one share of common stock, and will be granted in proportion to stockholder share holdings.  At the discretion of the Board of Directors, stockholders may be given the opportunity to purchase unsubscribed shares.

There was no activity under this plan since June 23, 2000.

At December 31, 2017, shares of common stock reserved for issuance under the plan totaled 313,919.

The Board of Directors may suspend or discontinue the plan at its discretion.

Under all three plans, options granted, exercised, and expired, shares issued and reserved, and grant prices have been restated for the effects of any stock dividends or stock splits.

Regulatory Capital Requirements

The Bank’s primary regulator is the Federal Deposit Insurance Corporation (“FDIC”) and is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC.  The Company is subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board.

On January 1, 2015, the Bank became subject to the new Basel III Capital Rules with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  However, the new Basel III Capital Rules do not apply to the Company since it is a small bank holding company with less than $1.0 billion in total consolidated assets.  In July 2013, the final rules were published establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the previous U.S. risk-based capital rules.  The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach.  The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  The Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%.  A new capital conservation buffer is also established above the regulatory minimum capital requirements.  This capital conservation buffer began its phase-in period beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios.  Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.  The Common Equity Tier 1, Tier 1 and Total Capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets.  Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things.  The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

As of December 31, 2017 and 2016, the Bank was well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules.  Management believes, as of December 31, 2017 and 2016, that the Bank met all capital adequacy requirements to which they were subject.  The following table presents actual and required capital ratios as of December 31, 2017 and 2016 for the Bank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 and December 31, 2016 based on the phase-in provisions of the Basel III Capital Rules.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies.  Management has determined that the Company’s risk-based capital ratio’s are not materiality different than the Bank’s and are not reflected in the table below.

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Common Equity Tier 1 Capital	$32,946	12.83%	$11,553	4.50%	$16,687	6.50%
Total Risk-Based Capital	$35,543	13.84%	$20,538	8.00%	$25,673	10.00%
Tier 1 Risk-Based Capital	$32,946	12.83%	$15,404	6.00%	$20,538	8.00%
Tier 1 Leverage	$32,928	8.43%	$15,617	4.00%	$19,521	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Common Equity Tier 1 Capital	$33,962	13.63%	$11,213	4.50%	$16,197	6.50%
Total Risk-Based Capital	$36,471	14.64%	$19,935	8.00%	$24,918	10.00%
Tier 1 Risk-Based Capital	$33,962	13.63%	$14,951	6.00%	$19,935	8.00%
Tier 1 Leverage	$33,962	8.68%	$15,659	4.00%	$19,574	5.00%

Note 15. Earnings Per Common Share

The calculation of net income per common share for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended
	December 31,
	2017	2016
Basic earnings per share:
Net income	$911,052	$1,100,720
Weighted average common shares outstanding	2,794,381	2,780,477
Basic net income per share	$0.33	$0.40

Diluted earnings per share calculations were not required for 2017 and 2016 as there were no options outstanding at December 31, 2017 and 2016.

Note 16. Fair Values of Financial Instruments

ASC Topic 825, Disclosure about Fair Value of Financial Instruments, requires the disclosure of the estimated fair values of financial instruments.  Quoted market prices, where available, are shown as estimates of fair values.  Because no quoted market prices are available for a significant part of the Company’s financial instruments, the fair values of such instruments have been derived based on the amount and timing of future cash flows and estimated discount rates.

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

The following table presents the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2017 and 2016.  Items that are not financial instruments are not included.

	December 31, 2017		December 31, 2016
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,610	$2,610	$3,195	$3,195
Interest-bearing deposits in other financial institutions	9,846	9,846	4,230	4,230
Federal funds sold	149	149	3,197	3,197
Investment securities available for sale	89,349	89,349	94,606	94,606
Investments in restricted stock	1,232	1,232	1,230	1,230
Ground rents	153	153	164	164
Loans, less allowance for credit losses	269,023	275,819	262,574	260,223
Accrued interest receivable	1,133	1,133	1,135	1,135
Cash value of life insurance	8,713	8,713	9,328	9,328

Financial liabilities:
Deposits	334,238	324,512	333,246	315,418
Long-term borrowings	—	—	10,000	10,257
Short-term borrowings	20,000	20,739	10,000	10,188
Accrued interest payable	101	101	34	34
Unrecognized financial instruments:
Commitments to extend credit	19,109	19,109	25,165	25,165
Standby letters of credit	71	71	48	48

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
December 31, 2017	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$12,605	$12,605	$12,605	—	$—
Loans receivable, net	269,023	275,819	—	—	275,819
Cash value of life insurance	8,713	8,713	—	8,713	—
Financial instruments - Liabilities
Deposits	334,238	324,512	227,585	96,927	—
Long-term debt	—	—	—	—	—
Short-term debt	20,000	20,739	—	20,739	—

For purposes of the disclosures of estimated fair value, the following assumptions were used.

Loans.  The estimated fair value for loans is determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Investment securities.  Fair values for investment securities are based on quoted market prices, where applicable.  When quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Deposits.  The estimated fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand at the reporting date (that is, their carrying amounts).  The fair value of certificates of deposit is based on the rates currently offered for deposits of similar maturities.  The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Borrowings.  The estimated fair value approximates carrying value for short-term borrowings.  The fair value of long-term fixed rate borrowings is estimated by discounting future cash flows using current interest rates currently offered for similar financial instruments over the same maturities.

Other assets and liabilities.  The estimated fair values for cash and due from banks, interest-bearing deposits in other financial institutions, Federal funds sold, accrued interest receivable and payable, and short-term borrowings are considered to approximate cost because of their short-term nature.  Other assets and liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. In addition, non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures.  These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill, and similar items.

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

The Fair Value Hierarchy

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets and liabilities.

Level 2 – Valuation is based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  The valuation may be based on quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820.  The Bank’s securities available for sale and interest rate swaps are the only assets or liabilities subject to fair value measurements on a recurring basis.  The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.

Fair value measurements on a recurring and non-recurring basis at December 31, 2017 and 2016 are as follows:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
December 31, 2017
Recurring:
Securities available for sale
U.S. Treasury	$—	$1,493	$—	$1,493
State and Municipal	—	35,633	—	35,633
Mortgaged-backed	—	52,223	—	52,223
Interest rate swap	—	49	—	49

Non-recurring:
Maryland Financial Bank stock	—	—	30	30
Impaired loans	—	—	3,532	3,532
OREO	—	114	—	114
	$—	$89,511	$3,562	$93,074
December 31, 2016
Recurring:
Securities available for sale
U.S. Treasury	$—	$1,506	$—	$1,506
State and Municipal	—	33,845	—	33,845
Mortgaged-backed	—	59,255	—	59,255

Non-recurring:
Maryland Financial Bank stock	—	—	30	30
Impaired loans	—	—	4,487	4,487
OREO	—	114	—	114
	$—	$94,720	$4,517	$99,237

Securities available for sale and interest rate swaps are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans.  Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Bank determines such fair values from independent appraisals.  Based on these appraisals, management has applied a specific valuation allowance allocation of $0.8 million to the impaired loans, which management considers to be level 3 inputs.

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

Note 18. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

___________________________________________Balance Sheets________________________________________

December 31,	2017	2016
(dollars in thousands)
Assets

Cash	$233	$169
Investment in The Bank of Glen Burnie	33,785	33,527
Investment in GBB Properties, Inc.	21	104
Due from subsidiaries	1	3
Other assets	4	11

Total assets	$34,044	$33,814

Liabilities and Stockholders’ Equity

Other liabilities	$1	$—
Dividends payable	—	—
Total liabilities	1	—

Stockholders’ equity:
Common stock	2,801	2,787
Surplus	10,267	10,130
Retained earnings	21,606	21,707
Accumulated other comprehensive income (loss), net of benefits	(631)	(810)
Total stockholders’ equity	34,043	33,814

Total liabilities and stockholders’ equity	$34,044	$33,814

__________________________________________Statements of Income___________________________________

Year Ended December 31,	2017	2016
(dollars in thousands)

Dividends and distributions from subsidiaries	$1,089	$1,005
Other expenses	(115)	(93)
Income before income tax benefit and equity in undistributed net income of subsidiaries	974	912
Income tax benefit	45	36
Change in undistributed equity of subsidiaries	(108)	153

Net income	$911	$1,101

___________________________________Statements of Cash Flows_______________________________________

Year Ended December 31,	2017	2016
	(dollars in thousands)
Cash flows from operating activities:
Net income	$911	$1,101
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	7	(3)
Increase (decrease) in other liabilities	1	(10)
Decrease in due from subsidiaries	2	3
Change in undistributed equity of subsidiaries	110	(152)

Net cash provided by operating activities	1,031	939

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	151	157
Dividends paid	(1,117)	(1,111)

Net cash used in financing activities	(966)	(954)

(Decrease) increase in cash	64	(15)

Cash, beginning of year	169	184

Cash, end of year	$233	$169

Note 19. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

__________________________________________2017__________________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,466	$3,434	$3,383	$3,324
Interest expense	460	499	487	491
Net interest income	3,006	2,935	2,896	2,833
Provision for credit losses	93	78	(30)	195
Net securities gains	—	—	1	—
Income before income taxes	565	512	401	346
Net income	(152)	411	338	316
Net income per share (basic and diluted)	$(0.05)	$0.15	$0.12	$0.11

___________________________________________2016______________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,343	$3,318	$3,269	$3,351
Interest expense	509	526	536	552
Net interest income	2,834	2,792	2,733	2,799
Provision for credit losses	635	116	—	117
Net securities gains	1	—	—	1
Income before income taxes	289	60	352	317
Net income	395	115	308	283
Net income per share (basic and diluted)	$0.15	$0.04	$0.11	$0.10