Form 10-Q
period 2018-03-31
GLEN BURNIE BANCORP
filed 2018-05-15
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 6, 2018 was 2,807,819.

GLEN BURNIE BANCORP AND SUBSIDIARIES

-  2 -

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,449	$2,610
Interest-bearing deposits in other financial institutions	6,079	9,995
Cash and Cash Equivalents	8,528	12,605

Investment securities available for sale, at fair value	90,329	89,349
Restricted equity securities, at cost	1,231	1,232

Loans, net of deferred fees and costs	275,716	271,612
Allowance for loan losses	(2,899)	(2,589)
Loans, net	272,817	269,023

Real estate acquired through foreclosure	114	114
Premises and equipment, net	3,271	3,371
Bank owned life insurance	8,290	8,713
Deferred tax assets, net	2,759	2,429
Accrued interest receivable	1,182	1,133
Accrued taxes receivable	—	465
Prepaid expenses	554	433
Other assets	1,295	583
Total Assets	$390,370	$389,450

LIABILITIES
Noninterest-bearing deposits	$107,073	$104,017
Interest-bearing deposits	229,097	230,221
Total Deposits	336,170	334,238

Short-term borrowings	20,000	20,000
Defined pension liability	341	335
Accrued Taxes Payable	134	—
Accrued expenses and other liabilities	538	835
Total Liabilities	357,183	355,408

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,804,456 and 2,801,149 shares as of March 31, 2018 and December 31, 2017 , respectively.	2,804	2,801
Additional paid-in capital	10,301	10,267
Retained earnings	21,581	21,605
Accumulated other comprehensive loss	(1,499)	(631)
Total Stockholders' Equity	33,187	34,042

Total Liabilities and Stockholders' Equity	$390,370	$389,450

See accompanying notes to unaudited consolidated financial statements.

-  3 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	$2,872	$2,774
Interest and dividends on securities	524	518
Interest on deposits with banks and federal funds sold	48	31
Total Interest Income	3,444	3,323

INTEREST EXPENSE
Interest on deposits	309	333
Interest on short-term borrowings	143	82
Interest on long-term borrowings	—	76
Total Interest Expense	452	491

Net Interest Income	2,992	2,832

Provision for loan losses	360	195
Net interest income after provision for loan losses	2,632	2,637

NONINTEREST INCOME
Service charges on deposit accounts	67	67
Other fees and commissions	168	161
Gains on redemption of BOLI policies	207	—
Income on life insurance	44	49
Other income	—	2
Total Noninterest Income	486	279

NONINTEREST EXPENSE
Salary and benefits	1,721	1,421
Occupancy and equipment expenses	305	298
Legal, accounting and other professional fees	232	206
Data processing and item processing services	132	168
FDIC insurance costs	58	60
Advertising and marketing related expenses	17	31
Loan collection costs	41	18
Telephone costs	57	55
Other expenses	272	314
Total Noninterest Expenses	2,835	2,571

Income before income taxes	283	345

Income tax expense	28	29

NET INCOME	$255	$316

Basic and diluted net income per share of common stock	$0.09	$0.11

See accompanying notes to unaudited consolidated financial statements.

-  4 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net income	$255	$316

Other comprehensive (loss) income:

Net unrealized (loss) gain on securities available for sale:
Net unrealized (loss) gain on securities during the period	(1,596)	69
Income tax benefit (loss) relating to item above	439	(27)
Reclassification adjustment for gain on sales of securities included in net income	—	—
Net effect on other comprehensive (loss) income	(1,157)	42

Net unrealized gain on interest rate swap:
Net unrealized gain on interest rate swap during the period	398	—
Income tax expense relating to item above	(109)	—
Net effect on other comprehensive income	289	—

Other comprehensive (loss) income	(868)	42

Comprehensive (loss) income	$(613)	$358

See accompanying notes to unaudited consolidated financial statements.

-  5 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2016	$2,787	$10,130	$21,707	$(810)	$33,814

Net income	—	—	316	—	316
Cash dividends, $0.10 per share	—	—	(278)	—	(278)
Dividends reinvested under dividend reinvestment plan	3	34	—	—	37
Other comprehensive income	—	—	—	42	42

Balance, March 31, 2017	2,790	10,164	21,745	(768)	33,931

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2017	$2,801	$10,267	$21,605	$(631)	$34,042

Net income	—	—	255	—	255
Cash dividends, $0.10 per share	—	—	(279)	—	(279)
Dividends reinvested under dividend reinvestment plan	3	34	—	—	37
Other comprehensive loss	—	—	—	(868)	(868)

Balance, March 31, 2018	$2,804	$10,301	$21,581	$(1,499)	$33,187

See accompanying notes to unaudited consolidated financial statements.

-  6 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$255	$316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	319	267
Provision for loan losses	360	195
Deferred income taxes, net	—	(42)
Gain on life insurance	(207)	—
Decrease (increase) in cash surrender value of bank owned life insurance	424	(49)
Decrease in ground rents	3	5
(Increase) decrease in accrued interest receivable	(49)	19
Net (increase) decrease in other assets	234	611
Net decrease in accrued expenses and other liabilities	(175)	(371)

Net cash provided by operating activities	1,164	951

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	2,663	4,779
Purchases of investment securities available for sale	(5,440)	(1,310)
Net purchase of Federal Home Loan Bank stock	2	2
Net increase in loans	(4,138)	(4,726)
Purchases of premises and equipment	(19)	(89)

Net cash used in investing activities	(6,932)	(1,344)

Cash flows from financing activities:
Net increase in deposits	1,932	7,341
Increase in short term borrowings	—	20,000
Decrease in long term borrowings	—	(20,000)
Cash dividends paid	(279)	(278)
Common stock dividends reinvested	38	38

Net cash provided by financing activities	1,691	7,101

Net (decrease) increase in cash and cash equivalents	(4,077)	6,708

Cash and cash equivalents at beginning of year	12,605	10,622

Cash and cash equivalents at end of year	$8,528	$17,330

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$441	$494
Income taxes refunded	(583)	—
Net (increase) decrease in unrealized depreciation on available for sale securities	(1,198)	69

See accompanying notes to unaudited consolidated financial statements.

-  7 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATIONAL

Nature of Business

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland.  The Company owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland (the “State”).  The Bank provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland, and is subject to competition from other financial institutions.  The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2018 and December 31, 2017, the results of operations for the three-month periods ended March 31, 2018 and 2017, and the statements of cash flows for the three-month periods ended March 31, 2018 and 2017.  The operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018 or any future interim period.  The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.  The unaudited consolidated financial statements for March 31, 2018 and 2017, the consolidated balance sheet at December 31, 2017, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, The Bank of Glen Burnie and GBB Properties.  Consolidation resulted in the elimination of all intercompany accounts and transactions.

Cash Flow Presentation

In the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) overnight deposits, and federal funds sold.  Generally, federal funds are sold for one-day periods.

Reclassifications

Certain items in the 2017 consolidated financial statements have been reclassified to conform to the 2018 classifications.  The reclassifications had no effect on previously reported results of operations or retained earnings.

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

-  8 -

such as loans and investment securities; benefit plan obligations and expenses; and the valuation of deferred tax assets and liabilities.

NOTE 3 – EARNINGS PER SHARE

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

	Three Months Ended
	March 31,
	2018	2017
Basic and diluted earnings per share:
Net income	$255,469	$315,786
Weighted average common shares outstanding	2,802,509	2,789,012
Basic and dilutive net income per share	$0.09	$0.11

Diluted earnings per share calculations were not required for the three-month periods ended March 31, 2018 and 2017, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at March 31, 2018 or December 31, 2017.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.  The Company held no held-to-maturity securities at March 31, 2018 or December 31, 2017.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method.  Interest and dividends on investment securities are recognized in interest income on an accrual basis.  Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at March 31, 2018 and December 31, 2017:

	At March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Residential mortgage-backed securities	$49,081	$18	$(1,857)	$47,242
State and municipal	35,392	81	(607)	34,866
U.S. Government agency	6,870	—	(135)	6,735
U.S. Treasury	1,501	—	(15)	1,486

Total securities available for sale	$92,844	$99	$(2,614)	$90,329

-  9 -

	At December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Residential mortgage-backed securities	$49,788	$24	$(1,069)	$48,743
Municipal securities	35,453	339	(159)	35,633
U.S. Government agency securities	3,526	—	(46)	3,480
U.S. Treasury securities	1,501	—	(8)	1,493

Total securities available for sale	$90,268	$363	$(1,282)	$89,349

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017 are as follows:

March 31, 2018	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Residential mortgage-backed securities	$14,707	$(402)	$31,610	$(1,456)	$46,317	$(1,858)
Municipal securities	17,903	(336)	6,079	(271)	23,982	(607)
U.S. Government agency securities	6,230	(125)	506	(9)	6,736	(134)
U.S. Treasury securities	1,486	(15)	—	—	1,486	(15)
	$40,326	$(878)	$38,195	$(1,736)	$78,521	$(2,614)

December 31, 2017	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Residential mortgage-backed securities	$13,333	$(143)	$33,896	$(927)	$47,229	$(1,070)
Municipal securities	2,396	(11)	6,230	(148)	8,626	(159)
U.S. Government agency securities	2,965	(37)	515	(9)	3,480	(46)
U.S. Treasury securities	1,494	(7)	—	—	1,494	(7)
	$20,188	$(198)	$40,641	$(1,084)	$60,829	$(1,282)

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

At March 31, 2018, the Company recorded unrealized losses in its portfolio of debt securities totaling $2.6 million related to 152 securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2017, the Company recorded unrealized losses in its portfolio of debt securities totaling $1.3 million related to 114 securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be

-  10 -

required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Contractual maturities of debt securities at March 31, 2018 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2018

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$1,197	$1,207	3.84%
Over one to five years	1,817	1,793	1.71%
Over five to ten years	18,097	17,582	2.23%
Over ten years	71,733	69,747	2.74%
Total debt securities	$92,844	$90,329

_____________________

(1)  Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.

(2)  Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The fundamental lending business of the Company is based on understanding, measuring, and controlling the credit risk inherent in the loan portfolio.  The Company's loan portfolio is subject to varying degrees of credit risk.  These risks entail both general risks, which are inherent in the lending process, and risks specific to individual borrowers.  The Company's credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry or collateral type.

The Company currently manages its credit products and the respective exposure to loan losses by the following specific portfolio segments, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan losses.  The Company considers each loan type to be a portfolio segment having unique risk characteristics.

	March 31,		December 31,
	2018		2017
(dollars in thousands)	$	%	$	%
Consumer	$15,730	5	$16,112	6
Residential real estate	82,151	30	81,926	30
Indirect	90,278	33	85,186	32
Commercial	11,176	4	11,257	4
Construction	4,385	2	3,536	1
Commercial real estate	71,996	26	73,595	27
Total Loans	275,716	100	271,612	100
Allowance for credit losses	(2,899)		(2,589)
Net Loans	$272,817		$269,023

The Bank’s net loans totaled $272.8 million at March 31, 2018, compared to $269.0 million at December 31, 2017, an increase of $3.8 million (1.41%).  Indirect loans increased from $85.2 million to $90.3 million ($5.1 million or

-  11 -

5.98%).  Construction loans increased from $3.5 million to $4.4 million ($0.9 million or 24.03%).  Commercial real estate loans decreased from $73.6 million to $72.0 million ($1.6 or 2.17%) as loan payoffs outpaced loan originations.

Credit Risk and Allowance for Credit Losses.  Credit risk is the risk of loss arising from the inability of a borrower to meet his or her obligations and entails both general risks, which are inherent in the process of lending, and risks specific to individual borrowers.  Credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry, or collateral type.  Residential mortgage and home equity loans and lines generally have the lowest credit loss experience.  Loans secured by personal property, such as auto loans, generally experience medium credit losses.  Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and for that reason, the Bank has chosen not to engage in a significant amount of this type of lending.  Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements.  Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times.  Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

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

For purposes of determining the allowance for credit losses, the Bank has segmented the loan portfolio into the following classifications:

•	Consumer
•	Residential Real Estate
•	Indirect
•	Commercial
•	Construction
•	Commercial Real Estate

Each of these segments are reviewed and analyzed quarterly using the average historical charge-offs over a four year period for their respective segments as well as the following qualitative factors:

•

Changes in asset quality metrics including past due (30-89 days) loans, nonaccrual loans, classified assets, watch list loans all in relation to total loans.  Also policy exceptions in relationship to loan volume.

•	Changes in the rate and direction of the loan volume by portfolio segment.
•	Concentration of credit including the concentration percentages, changes in concentration and concentrations relative to goals.
•	Changes in macro-economic factors including the rates and direction of unemployment, median income and population.
•	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes, and weighted required reserve trends.
•	Changes in rate and direction of charge offs and recoveries.

-  12 -

Transactions in the allowance for credit losses for the three months ended March 31, 2018 and the year ended December 31, 2017 were as follows:

March 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Unallocated	Total

Balance, beginning of year	$214	$1,061	$774	$237	$12	$291	$—	$2,589
Charge-offs	(62)	—	(39)	—	—	—	—	(101)
Recoveries	5	2	44	—	—	—	—	51
Provision for loan losses	56	(3)	14	8	(8)	293	—	360

Balance, end of year	$213	$1,060	$793	$245	$4	$584	$—	$2,899

Individually evaluated for impairment:
Balance in allowance	$29	$513	$—	$214	$—	$305	$—	$1,061
Related loan balance	99	2,323	—	214	—	3,146	—	5,782

Collectively evaluated for impairment:
Balance in allowance	$184	$547	$793	$31	$4	$279	$—	$1,838
Related loan balance	15,631	79,828	90,278	10,962	4,385	68,850	—	269,934

December 31, 2017		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Unallocated	Total

Balance, beginning of year	$182	$1,042	$693	$284	$10	$259	$14	$2,484
Charge-offs	(96)	(3)	(458)	(9)	—	—	—	(566)
Recoveries	8	27	286	—	—	14	—	335
Provision for loan losses	120	(5)	253	(38)	2	18	(14)	336

Balance, end of year	$214	$1,061	$774	$237	$12	$291	$—	$2,589

Individually evaluated for impairment:
Balance in allowance	$52	$513	$—	$217	$—	$—	$—	$782
Related loan balance	160	2,345	—	217	—	1,176	—	3,898

Collectively evaluated for impairment:
Balance in allowance	$162	$548	$774	$20	$12	$291	$—	$1,807
Related loan balance	15,952	79,580	85,186	11,040	3,536	72,420	—	267,714

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	March 31,	March 31,
(dollars in thousands)	2018	2017
Average loans	$273,964	$267,494
Net charge offs to average loans (annualized)	0.07%	0.12%

During the first quarter of 2018, loans to 7 borrowers and related entities totaling approximately $101,000 were determined to be uncollectible and were charged off.  During the first quarter of 2017, loans to 11 borrowers and related entities totaling approximately $170,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments.  Loan commitments and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The Bank generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments.  The collateral requirement is based on management's credit evaluation of the counter party.  Commitments generally
-  13 -

have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of March 31, 2018 and 2017, the Bank had outstanding commitments totaling $24.7 million and $26.5 million, respectively.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months
	Ended March 31,
(dollars in thousands)	2018	2017
Beginning balance	$24	$25
Reduction of unfunded reserve	(18)	—
Provisions charged to operations	6	17

Ending balance	$12	$42

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the first quarter of 2018.

Asset Quality.  The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At March 31, 2018			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$15,469	$110	$—	$151	$15,730
Residential Real Estate	79,767	94	—	2,290	82,151
Indirect	89,557	577	—	144	90,278
Commercial	11,122	—	6	48	11,176
Construction	4,014	—	53	318	4,385
Commercial Real Estate	67,506	2,000	—	2,490	71,996

	$267,435	$2,781	$59	$5,441	$275,716

At December 31, 2017			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$15,823	$80	$24	$185	$16,112
Residential Real Estate	79,205	597	—	2,124	81,926
Indirect	83,932	1,166	—	88	85,186
Commercial	11,203	—	6	48	11,257
Construction	3,188	—	30	318	3,536
Commercial Real Estate	73,088	—	—	507	73,595

	$266,439	$1,843	$60	$3,270	$271,612

-  14 -

The balances in the above charts have not been reduced by the allowance for loan loss.  For the period ending March 31, 2018, the allowance for loan loss is $2.9 million.  For the period ending December 31, 2017, the allowance for loan loss is $2.6 million.

At March 31, 2018, there was $1.0 million in loans outstanding, that were in an accrual status, but known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  The three loans outstanding, totaling $1.0 million are as follows:  $667,000 Residential Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant; $160,000 Home Equity Line of Credit which is paying as agreed, however the borrower has defaulted on other commercial loans which have been satisfied; and a $214,000 Commercial Real Estate loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $214,000.  All three of these loans are classified with a risk rating of Substandard.

Non-accrual loans with specific reserves at March 31, 2018 are comprised of:

Consumer loans – Two loans to two borrowers in the amount of $99,500 with specific reserves of $29,278 established for the loans.

Residential Real Estate – One loan to one borrower in the amount of $1.3 million, secured by residential property with a specific reserve of $513,000 established for the loan.

Commercial loans – One loan to one borrower in the amount of $214,000 with specific reserves of $214,000 established for the loan.

Commercial Real Estate – One loan to one borrower in the amount of $2.0 million with specific reserves of $305,000 established for the loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2018 and December 31, 2017.

March 31, 2018		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$100	$100	$—	$29	$137
Residential Real Estate	1,294	1,294	—	513	1,306
Commercial	214	214	3	214	215
Commercial Real Estate	2,000	2,000	14	305	3,103
Total impaired loans with specific reserves	3,608	3,608	17	1,061	4,761

Impaired loans with no specific reserve:
Residential Real Estate	$977	$1,403	$2	$—	$1,566
Indirect	144	144	—	—	—
Construction	236	236	—	—	236
Commercial Real Estate	1,238	1,548	9	—	1,666
Total impaired loans with no specific reserve	$2,595	$3,331	$11	—	$3,468

-  15 -

December 31, 2017		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$160	$160	$5	$52	$205
Residential Real Estate	1,294	1,322	—	513	1,312
Commercial	217	217	—	217	223
Total impaired loans with specific reserves	1,671	1,699	5	782	1,740

Impaired loans with no specific reserve:
Consumer	$49	$49	$—	—	$—
Residential Real Estate	992	1,760	11	—	1,572
Indirect	88	88	—	—	—
Commercial	2	2	—	—	2
Construction	318	318	—	—	322
Commercial Real Estate	1,194	1,194	39	—	1,632
Total impaired loans with no specific reserve	$2,643	$3,411	$50	—	$3,528

	March 31,	December 31,
(dollars in thousands)	2018	2017

Troubled debt restructured loans	$260	$263
Non-accrual and 90+ days past due and still accruing loans to gross loans	2.09%	1.32%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	52.70%	77.70%

At March 31, 2018, there were two troubled debt restructured loans consisting of a commercial loan of $214,000 and a consumer loan of $46,000.  The consumer loan is in a nonaccrual status.

-  16 -

Following is a table showing activity for non-accrual loans for the quarters ended March 31, 2017 and 2018.

		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Totals

December 31, 2016	403	2,508	193	—	—	647	3,751
Transfers into nonaccrual	4	—	229	—	170	48	451
Loans paid down/payoffs	(12)	(31)	(42)	—	—	(10)	(95)
Loans returned to accrual status	—	(132)	(33)	—	—	—	(165)
Loans charged off	—	(3)	(167)	—	—	—	(170)

March 31, 2017	395	2,342	180	—	170	685	3,772

December 31, 2017	185	2,124	88	48	318	507	3,270
Transfers into nonaccrual	38	183	160	—	—	2,000	2,381
Loans paid down/payoffs	(9)	(17)	(33)	—	—	(17)	(76)
Loans returned to accrual status	—	—	(37)	—	—	—	(37)
Loans charged off	(63)	—	(34)	—	—	—	(97)

March 31, 2018	151	2,290	144	48	318	2,490	5,441

Other Real Estate Owned.  At March 31, 2018, the Company had $114,000 in real estate acquired in partial or total satisfaction of debt, unchanged from $114,000 at December 31, 2017.  All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned.  Losses arising at the date of acquisition are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expense of operation are included in noninterest expense.  Gains and losses realized from the sale of other real estate owned are included in noninterest expense.

Credit Quality Information

In addition to monitoring the performance status of the loan portfolio, the Company utilizes a risk rating scale (1-8) to evaluate loan asset quality for all loans.  Loans that are rated 1-4 are classified as pass credits.  For the pass rated loans, management believes there is a low risk of loss related to these loans and, as necessary, credit may be strengthened through improved borrower performance and/or additional collateral.

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average - low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)

-  17 -

7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

The following table provides information with respect to the Company's credit quality indicators by class of the loan portfolio at March 31, 2018:

March 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$15,574	$81,612	$89,345	$11,175	$4,385	$71,672	$273,763
Special mention	97	217	561	1	—	324	1,200
Substandard	14	322	321	—	—	—	657
Doubtful	45	—	51	—	—	—	96
Loss	—	—	—	—	—	—	—

	$15,730	$82,151	$90,278	$11,176	$4,385	$71,996	$275,716

Nonaccrual	151	2,290	144	48	318	2,490	5,441
Troubled debt restructures	46	—	—	214	—	—	260
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	46	—	—	—	—	—	46
Number of non-performing TDR accounts	1	—	—	—	—	—	1

December 31, 2017		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$16,008	$81,346	$83,803	$11,256	$3,536	$73,268	$269,217
Special mention	77	344	1,027	1	—	327	1,776
Substandard	3	236	315	—	—	—	554
Doubtful	24	—	41	—	—	—	65
Loss	—	—	—	—	—	—	—

	$16,112	$81,926	$85,186	$11,257	$3,536	$73,595	$271,612

Nonaccrual	185	2,124	88	48	318	507	3,270
Troubled debt restructures	46	—	—	217	—	—	263
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	46	—	—	—	—	—	46
Number of non-performing TDR accounts	1	—	—	—	—	—	1

NOTE 6 – FAIR VALUE

ASC Topic 820 provides a framework for measuring and disclosing fair value under GAAP.  ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or a nonrecurring basis (for example, impaired loans).

-  18 -

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Fair Value Hierarchy

ASC 820‑10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  In accordance with ASC 820‑10, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
•	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities)
•	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale.  Investment securities available-for-sale and interest rate swap contracts are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities, and interest rate swap contracts.  Securities classified as Level 3 include asset-backed securities in illiquid markets.

The Bank may be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.

Loans.  At March 31, 2018, these assets include 21 loans, excluding $464,000 of consumer and indirect loans, classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs.  Loans which are deemed to be impaired ($5.8 million of loans with $832,000 of specific reserves as of March 31, 2018) and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans ($2.1 million of the total impaired loans as of March 31, 2018).  On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers.  We obtain an appraisal on properties when they become impaired and have new appraisals at least every year.  Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property.  Therefore the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property.  Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value.  Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances.  The remaining impaired loans ($3.5 million with $1.1 million of specific reserves as of March 31, 2018) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

-  19 -

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
March 31, 2018
Recurring:
Securities available for sale
U.S. Treasury	$—	$1,486	$—	$1,486
State and Municipal	—	34,866	—	34,866
Mortgaged-backed	—	53,977	—	53,977
Interest rate swap	—	447	—	447

Non-recurring:
Maryland Financial Bank stock	—	—	30	30
Impaired loans	—	—	5,142	5,142
OREO	—	114	—	114
	$—	$90,890	$5,172	$96,062
December 31, 2017
Recurring:
Securities available for sale
U.S. Treasury	$—	$1,493	$—	$1,493
State and Municipal	—	35,633	—	35,633
Mortgaged-backed	—	52,223	—	52,223
Interest rate swap	—	49	—	49

Non-recurring:
Maryland Financial Bank stock	—	—	30	30
Impaired loans	—	—	3,532	3,532
OREO	—	114	—	114
	$—	$89,512	$3,562	$93,074

The estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are summarized below.  The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values.  Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

-  20 -

	March 31, 2018		December 31, 2017
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,449	$2,449	$2,610	$2,610
Interest-bearing deposits in other financial institutions	5,896	5,896	9,846	9,846
Federal funds sold	183	183	149	149
Investment securities available for sale	90,329	90,329	89,349	89,349
Investments in restricted stock	1,231	1,231	1,232	1,232
Ground rents	150	150	153	153
Loans, less allowance for credit losses	272,817	271,053	269,023	275,819
Accrued interest receivable	1,182	1,182	1,133	1,133
Cash value of life insurance	8,290	8,290	8,713	8,713

Financial liabilities:
Deposits	336,170	315,964	334,238	324,512
Long-term borrowings	—	—	—	—
Short-term borrowings	20,000	20,781	20,000	20,739
Accrued interest payable	112	112	101	101
Unrecognized financial instruments:
Commitments to extend credit	22,210	22,210	19,109	19,109
Standby letters of credit	84	84	71	71

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
March 31, 2018	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$8,528	$8,528	$8,528	—	$—
Loans receivable, net	272,817	271,053	—	—	271,053
Cash value of life insurance	8,290	8,290	—	8,290	—
Financial instruments - Liabilities
Deposits	336,170	315,964	224,098	91,866	—
Short-term debt	20,000	20,781	—	20,781	—

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

-  21 -

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014‑09 implements a common revenue standard that clarifies the principles for recognizing revenue.  The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:  (i)  identify the contract(s) with a customer, (ii)  identify the performance obligations in the contract, (iii)  determine the transaction price, (iv)  allocate the transaction price to the performance obligations in the contract and (v)  recognize revenue when (or as) the entity satisfies a performance obligation.  ASU 2014‑09 was effective for the Company on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2016‑1, “No. 2016‑01, Financial Instruments – Overall (Subtopic 825‑10):  Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in a accordance with the fair value option for financial instruments.  ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017.  The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material impact on the consolidated financial statement.  The Bank’s equity securities are membership stocks in the Federal Home Loan Bank and Maryland Financial Bank and thereby excluded from fair value pricing.  For exit pricing on loans, the Company used data on recent originations which captured expectations of the credit risk “premium” and an analysis of prepayments which captures the Company’s historical prepayment experience.

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

-  22 -

ASU 2016‑09, “Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.”  Under ASU 2016‑09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur.  Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available.  Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital.  Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case.  ASU 2016‑09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.  ASU 2016‑09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions.  ASU 016‑09 was effective on January 1, 2017 and did not have a significant impact on our financial statements.

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

ASU 2016‑15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016‑15”).  This Accounting Standards Update addresses the following eight specific cash flow issues:  Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU 2016‑15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early application is permitted, including adoption in an interim period.  The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

ASU 2016‑18, “Statement of Cash Flows (Topic 230) - Restricted Cash.”  ASU 2016‑18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016‑18 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017‑01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.”  ASU 2017‑01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business.  ASU 2017‑01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017‑01 was effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

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

-  23 -

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  The Bank’s loan portfolio grew by $3.8 million or 1.4% in the first three months of 2018.  Overall deposits increased by $1.9 million or 0.58%.  The Company has a very strong capital position and capacity for future growth with estimated total regulatory capital to risk weighted assets of 13.85% as of March 31, 2018.  At March 31, 2018, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s estimated tier 1 risk-
-  24 -

based capital ratio was 12.73% at March 31, 2018 compared to 12.83% at December 31, 2017.    Our liquidity position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the investment portfolio.  Net income available to common stockholders for the three-month period ended March 31, 2018 was $255,000, or $0.09 per basic and diluted share compared to $316,000, or $0.11 per basic and diluted share for the same period of 2017.    The results recorded for the first three-month period of 2018 were lower than the same period of 2017 resulting from a larger provision for loan losses related to the deteriorated credit quality of a single participated loan and, in management’s view, are not indicative of poor credit quality of the overall loan portfolio.  For the three-month period ended March 31, 2018, noninterest expense was $2.8 million compared to $2.6 million for the same period of 2017.  The primary contributor to the increase when compared to the three-month period ended March 31, 2017 was an increase in salaries and employee benefits, legal, accounting and other professional fees and loan collection costs, offset by decreases in data processing and item processing services.

RESULTS OF OPERATIONS

Net Interest Income.  The Company’s net interest income for the three-month period ended March 31, 2018 was $3.0 million, compared to $2.8 million for the same period in 2017, an increase of $160,000, or 5.65%.

Interest income for the first quarter increased $120,000 from $3.3 million in 2017 to $3.4 million in 2018, a 3.61% increase.  The primary reason for the increase in interest income for the 2018 period when compared to the 2017 period was a $98,000 increase in loan income and an $17,000 increase in interest on deposits with banks and federal funds sold.

Interest expense for the first quarter 2018 decreased $39,000 from $491,000 for the same period in 2017 to $452,000 in 2018, a 7.94% decrease.  Interest expense for the first quarter of 2018 was lower than the comparable period of 2017 primarily due to a decrease in the cost of deposits, changes in the mix from interest bearing accounts to non-interest bearing deposits and lower cost of borrowings.

Net interest margins for the three-month period ended March 31, 2018 was 3.22% compared to 3.07% for the three-month period ended March 31, 2017.  The increase in the net interest margin for the first quarter 2018 as compared to the same period in 2017 was primarily due an overall increase in total interest earning assets and a reduction in the cost of funds.  The yield on interest earning assets increased by 0.10% from 3.60% for the 2017 period to 3.71% for the 2018 period.  While the cost of funds decreased 0.05% from 0.56% for the 2017 period to 0.51% for the 2018 period.

-  25 -

The following tables sets forth, for the periods indicated, information regarding the average balances of interest earning assets and interest bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest earning assets and rates paid on average interest bearing liabilities.

	Three Months Ended March 31,
	2018			2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$8,654	$33	1.53%	$11,032	$18	0.67%
Investment securities available for sale	92,449	524	2.30	94,062	518	2.23
Restricted equity securities	1,339	15	4.50	1,246	13	4.14
Total interest bearing deposits/investments	102,442	572	2.27	106,340	549	2.09

Loans:
Commercial & industrial	11,167	164	5.97	12,392	164	5.38
Commercial real estate	73,388	881	4.87	68,666	806	4.76
Residential real estate	81,996	914	4.52	89,657	1,016	4.59
Indirect automobile	87,575	606	2.80	75,812	486	2.60
Construction	4,154	62	6.08	5,933	79	5.43
Consumer & other	15,684	245	6.33	15,034	223	6.01
Total loans	273,964	2,872	4.25	267,494	2,774	4.21
Total interest-earning assets	376,406	3,444	3.71	373,834	3,323	3.60

Cash	2,673			3,098
Allowance for loan losses	(2,622)			(2,566)
Market valuation	(1,780)			(1,326)
Other assets	17,156			18,428
Total non-earning assets	15,427			17,634
Total assets	$391,833			$391,468

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$116,030	16	0.05%	$110,575	15	0.05%
Money market	20,488	3	0.05	19,388	2	0.05
Certificates of deposit	94,610	290	1.24	104,388	316	1.23
Total interest-bearing deposits	231,128	309	0.54	234,351	333	0.58

Borrowed Funds:
Federal Funds Purchased	—	—	—	32	—	—
FHLB advances	22,752	143	2.55	20,387	158	3.14
Total borrowed funds	22,752	143	2.55	20,419	158	3.14
Total interest-bearing liabilities	253,880	452	0.72	254,770	491	0.78

Non-interest-bearing deposits	103,364			102,094
Total cost of funds	357,244	452	0.51	356,864	491	0.56

Other liabilities and accrued expenses	893			1,048
Total liabilities	358,137			357,912

Stockholder's equity	33,696			33,556
Total liabilities and equity	$391,833			$391,468
Net interest income		$2,992			$2,832
Yield on earning assets			3.71%			3.60%
Cost of interest-bearing liabilities			0.72%			0.78%
Net interest spread			2.99%			2.82%
Net interest margin			3.22%			3.07%

-  26 -

Provision for Credit Losses.  The Company made a provision for credit losses of $360,000 for the three-month period ending March 31, 2018 and $195,000 during the three-month period ending March 31, 2017.  The increase in provision for credit losses in the 2018 period was the result of the deteriorated credit quality of a single participated loan.  As of March 31, 2018, the allowance for credit losses equaled 52.7% of non-accrual and past due loans compared to 68.3% at March 31, 2017.  During the three-month period ended March 31, 2018, the Company recorded net charge-offs of $50,000 compared to net charge-offs of $77,000 during the corresponding period of the prior year.

Noninterest Income.  Noninterest income increased to $486,000 for the three-month period ended March 31, 2018, from $279,000 for the corresponding 2017 period, a $207,000, or 13.09% increase.  The increase is due to a gain on the redemption of a bank-owned life insurance policy.

Noninterest Expenses.  Noninterest expenses increased from $2.6 million for the three-month period ended March 31, 2017, to $2.8 million for the corresponding 2018 period, a $264,000, or 10.15% increase.  The increase for the three-month period was due to higher salaries and benefit expenses that resulted from the hiring of personnel to fill key positions in the Bank, legal, accounting and other professional fees and loan collection costs, offset by lower data processing and item processing services.

Income Taxes.  During the three-month period ended March 31, 2018, the Company recorded income tax expenses of $28,000 compared to $29,000 for the same respective period in 2017.  The Company’s effective tax rate for the three-month period in 2018 was 9.89% compared to 8.41% for the prior year period.

Comprehensive Income (Loss).  In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements.  Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts.  For the first quarter of 2018, comprehensive loss, net of tax, totaled $613,000, compared to income of $358,000 for the same period in 2017.  The decrease for the three-month period was due to a net unrealized loss on available for sale securities driven by rising interest rates.

FINANCIAL CONDITION

General.  The Company’s assets increased to $390.4 million at March 31, 2018 from $389.5 million at December 31, 2017, primarily due to an increase in investment securities and loans, offset by a decrease in cash and cash due from banks.  The Bank’s net loans totaled $272.8 million at March 31, 2018, compared to $269.0 million at December 31, 2017,  an increase of $3.8 million, or 1.41%,  primarily attributable to an increase in indirect, residential real estate and construction loans, partially offset by decreases in commercial real estate and consumer loans.

The Company’s investment securities available for sale totaled $90.3 million at March 31, 2018, a $980,000, or 1.10% increase from $89.3 million at December 31, 2017, primarily due to the purchase of new investment securities offset by principle and interest payments received on existing securities and increases in unrealized losses due to rising interest rates.  The Bank’s cash and due from banks (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2018, totaled $8.5 million, a decrease of $4.1 million, or 32.34% from the December 31, 2017 total of $12.6 million.

Loans, net, increased by $3.8 million, or 1.41%, to $272.8 million at March 31, 2018 from $269.0 million at December 31, 2017, primarily due to the loan originations of indirect loans offset by repayments.

Loans are placed on nonaccrual status when they are past-due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt.  Placing a loan on nonaccrual status means that we no longer accrue interest on such loan and reverse any interest previously accrued but not collected.  Management may grant a waiver from nonaccrual status for a 90-day past-due loan that is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower has demonstrated the ability to make payments in accordance with the terms of the loan and remain current.

-  27 -

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

At March 31, 2018, impaired loans totaled $6.2 million.  Included in the impaired loans total were $5.4 million in loans classified as nonaccrual loans.  At March 31, 2018, troubled debt restructurings included in impaired loans totaled $260,000.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31,	December 31,
	2018	2017
(dollars in thousands)
Nonaccrual loans	$5,441	$3,270
TDR loans excluding those in nonaccrual loans	214	217
Accruing loans past due 90+ days	59	60

Total nonperforming loans	5,714	3,547

Real estate acquired through foreclosure	114	114

Total nonperforming assets	$5,828	$3,660

Nonperforming assets to total assets	1.49%	0.94%

Deposits as of March 31, 2018 totaled $336.2 million, which is an increase of $1.9 million, or 0.6% from $334.2 million at December 31, 2017.  Demand deposits as of March 31, 2018, totaled $107.1 million, which is an increase of $3.1 million, or 2.9% from $104.0 million at December 31, 2017.  Interest-bearing checking accounts as of March 31, 2018, totaled $27.1 million, which is a decrease of $1.7 million, or 5.9% from $28.8 million at December 31, 2017.  Savings accounts as of March 31, 2018 totaled $87.1 million, an increase of $1.2 million, or 1.4%, from $85.9 million at December 31, 2017.  Money market accounts as of March 31, 2018, totaled $21.1 million, which is an increase of $1.2 million, or 6.2%, from $19.9 million at December 31, 2017.  Time deposits under $100,000 totaled $51.1 million on March 31, 2018, which is a $1.2 million, or 2.3% decrease from the $52.3 million total at December 31, 2017.  Time deposits over $100,000 totaled $42.7 million on March 31, 2018, which is a decrease of $0.8 million, or 1.7% from $43.5 million at December 31, 2017.

-  28 -

Deposits for the three months ended March 31, 2018 and the year ended December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017		2018 vs 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$107,073	31.9%	$104,017	31.1%	$3,056	2.9%

Interest-bearing deposits:
Checking	27,089	8.1%	28,774	8.6%	(1,684)	(5.9)%
Savings	87,096	25.8%	85,890	25.8%	1,205	1.4%
Money market	21,088	6.3%	19,855	5.9%	1,233	6.2%
Total interest-bearing checking, savings and money market deposits	135,273	40.2%	134,519	40.3%	754	0.6%

Time deposits under $100,000	51,125	15.2%	52,250	15.6%	(1,125)	(2.2)%
Time deposits of $100,00 or more	42,699	12.7%	43,452	13.0%	(753)	(1.7)%
Total time deposits	93,824	27.9%	95,702	28.6%	(1,878)	(2.0)%

Total interest-bearing deposits	229,097	68.1%	230,221	68.9%	(1,124)	(0.5)%

Total Deposits	$336,170	100.0%	$334,238	100.0%	$1,932	0.6%

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

For the three months ended March 31, 2018, the Bank accrued $93,000 for its 401(k) match contribution as well as other profit sharing benefits.

MARKET RISK AND INTEREST RATE SENSITIVITY

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

The Company’s board of directors has established a comprehensive interest rate risk management policy, which is administered by our ALCO.  The policy establishes limits on risk, which are quantitative measures of the percentage

-  29 -

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

We prepare a current base case and eight alternative simulations at least once a quarter and report the analysis to the board of directors.  In addition, more frequent forecasts are produced when the direction or degree of change in interest rates are particularly uncertain to evaluate the impact of balance sheet strategies or when other business conditions so dictate.

The statement of condition is subject to quarterly testing for eight alternative interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by +/ - 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determine are impractical in the current rate environment.  It is our goal to structure the balance sheet so that net interest-earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At March 31, 2018, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

-  30 -

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2018.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$2,449
Federal funds and overnight deposits	6,079	—	—	—	6,079
Securities	—	1,207	1,793	87,329	90,329
Loans	17,009	5,423	86,409	163,976	272,817
Fixed assets	—	—	—	—	3,271
Other assets	—	—	—	—	15,425
Total assets	$23,088	$6,630	$88,202	$251,305	$390,370

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$107,073
NOW accounts	28,018	—	—	—	28,018
Money market deposit accounts	21,088	—	—	—	21,088
Savings accounts	86,362	—	—	—	86,362
IRA accounts	1,699	11,646	17,567	2,111	33,023
Certificates of deposit	6,162	26,933	25,908	1,603	60,606
Long-term borrowings	—	—	—	—	—
Short-term borrowings	10,000	10,000	—	—	20,000
Other liabilities	—	—	—	—	1,013
Stockholders’ equity:	—	—	—	—	33,187
Total liabilities and stockholders' equity	$153,329	$48,579	$43,475	$3,714	$390,370

GAP	$(130,241)	$(41,949)	$44,727	$247,591
Cumulative GAP	$(130,241)	$(172,190)	$(127,463)	$120,128
Cumulative GAP as a % of total assets	-33.36%	-44.11%	-32.65%	30.77%

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

In addition to GAP analysis, the Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of March 31, 2018, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(4)%	(3)%	(3)%	(4)%
March 31, 2018	(16)%	(7)%	3%	5%
March 31, 2017	(17)%	(8)%	5%	10%

-  31 -

As shown above, measures of net interest income at risk were slightly more favorable at March 31, 2018 than at March 31, 2017 over a 12-month modeling period.  All measures remained within prescribed policy limits.  The primary contributor to the less favorable position was the less asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2018	(3)%	(2)%	(7)%	(17)%
March 31, 2017	(16)%	(2)%	0%	(8)%

The EVE at risk declined slightly at March 31, 2018 when compared to March 31, 2017 in all interest rate shock levels.  The Company’s economic value of equity has a negative effect in both an increased and decreased interest rate environment because the liabilities reprice much slower than our assets, and our interest earning assets are much greater than our interest bearing liabilities.  The Company’s economic value of equity worsens in declining interest rate environments as the majority of our liabilities cannot continue to decrease from their current levels thus the economic value of our liabilities and our assets both worsen in a declining rate environment i.e., given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of six months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.  The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2018, totaled $8.5 million, a decrease of $4.1 million, or 32.34% from the December 31, 2017 total of $12.6 million.

-  32 -

As of March 31, 2018, the Bank was permitted to draw on a $97.4 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans.  At December 31, 2017, there was $20.0 million in short-term borrowings from FHLB.  As of March 31, 2018, there were $20.0 million in short-term advances outstanding with various monthly and quarterly call features.  In addition, the Bank has two unsecured federal funds lines of credit in the amount of $5.0 million and $6.0 million,  of which nothing was outstanding as of March 31, 2018.

The Company’s stockholders’ equity decreased $855,000, or 2.51% during the three-months ended March 31, 2018, due to a decrease in accumulated other comprehensive loss, net of taxes and an increase in additional paid-in capital and retained earnings.  The Company’s accumulated other comprehensive loss, net of taxes decreased by $868,000, or 137.52% from ($631,000) at December 31, 2017 to ($1.5) million at March 31, 2018, as a result of an increase in the market value loss of securities classified as available for sale and increase in the fair value of interest rate swap contracts.  Retained earnings decreased by $24,000, or 0.11% as the result of the Company’s net income for the three months, offset by dividends on common stock outstanding.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2015, federal bank regulatory agencies issued final results to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”).  Effective January 1, 2015, the final rules required the Company and the Bank to comply with the following minimum capital ratios:  (i)  a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii)  a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii)  a total capital ratio of 8.0% of risk-weighted assets; and (iv)  a leverage ratio of 4.0% of total assets.  These are the initial capital requirements, which will be phased in over a four-year period.  When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i)  a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii)  a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii)  a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv)  a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The regulations impose two sets of capital adequacy requirements:  minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At March 31, 2018, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.40%, a Tier 1 risk-based

-  33 -

capital ratio of 12.73%, a common equity Tier 1 risk-based capital ratio of 12.73%, and a total risk-based capital ratio of 13.85%.  The Company’s capital amounts and ratios at March 31, 2018 and December 31, 2017 were as follows:

			Minimum capital		To be well
	Actual		adequacy		capitalized
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$33,132	12.73%	$11,712	4.50%	$16,917	6.50%
Total capital (to risk weighted assets)	$36,042	13.85%	$20,822	8.00%	$26,027	10.00%
Tier 1 capital (to risk weighted assets)	$33,132	12.73%	$15,616	6.00%	$20,822	8.00%
Tier 1 leverage (to average assets)	$33,126	8.40%	$15,774	4.00%	$19,718	5.00%

			Minimum capital		To be well
	Actual		adequacy		capitalized
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$32,946	12.83%	$11,553	4.50%	$16,687	6.50%
Total capital (to risk weighted assets)	$35,543	13.84%	$20,538	8.00%	$25,673	10.00%
Tier 1 capital (to risk weighted assets)	$32,946	12.83%	$15,404	6.00%	$20,538	8.00%
Tier 1 leverage (to average assets)	$32,928	8.43%	$15,617	4.00%	$19,521	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the financial statements.  The Company reevaluates these variables as facts and circumstances change.  Historically, actual results have not differed significantly from the Company’s estimates.  The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

Valuation of the Securities Portfolio.  Securities are evaluated periodically to determine whether a decline in their value is other than temporary.  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of an investment.  We review other criteria such as magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Accrued Taxes.  Management estimates income tax expense based on the amount it expects to owe various tax authorities.  Accrued taxes represent the net estimated amount due or to be received from taxing authorities.  In

-  34 -

estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.

Deferred Income Taxes.    Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled.  Deferred tax assets are recognized only to the extent that it is more likely than not that such amount will be realized based on consideration of available evidence.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  We recognize a tax position as a benefit only if it “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination presumed to occur.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” and, as such, disclosure pursuant to this Item 3 is not required.

ITEM 4.CONTROLS AND PROCEDURES

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

ITEM 1.LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation arising from the banking, financial, and other activities we conduct.  Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from these matters will have a material effect on the Company’s financial condition, operating results, or liquidity.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

-  35 -

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None.

-  36 -

ITEM 6.EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8‑A filed December 27, 1999, File No. 0‑24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended March 31, 2003, File No. 0‑24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8‑K filed December 8, 1999, File No. 0‑24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended March 31, 2003, File No. 0‑24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S‑8, File No.33‑62280)
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

31.1	Rule 15d‑14(a) Certification of Chief Executive Officer (furnished herewith)
31.2	Rule 15d‑14(a) Certification of Chief Financial Officer (furnished herewith)
32

Section 1350 Certifications: Certification by the Principal Executive Officer and Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

-  37 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 15, 2018	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer

-  38 -