Form 10-Q/A
period 2018-03-31
GLEN BURNIE BANCORP
filed 2018-05-25
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed by Glen Burnie Bancorp (the “Company”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on May 15, 2018 (the “Original Filing”).  This Amendment is being filed solely to revise the verbiage for Exhibit No. 31.1 and Exhibit No. 31.2 located on page 37 as part of Item 6. Exhibits in Part II – Other Information of the Original Filing.  The Original Filing incorrectly stated that these exhibits were “furnished herewith” instead of “filed herewith”.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by the Company’s principal executive officer and chief financial officer are filed as exhibits hereto.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  Those sections of the Original Filing that are unaffected by the Amendment are not included herein.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

31.1	Rule 15d‑14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 15d‑14(a) Certification of Chief Financial Officer (filed herewith)
32

Section 1350 Certifications: Certification by the Principal Executive Officer and Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (previously filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 25, 2018	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer