Form 10-K/A
period 2017-12-31
GLEN BURNIE BANCORP
filed 2018-06-13
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed by Glen Burnie Bancorp (the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 2, 2018 (the “Original Filing”).  This Amendment is being filed solely to revise the verbiage for the Report of Independent Registered Public Accounting Firm located on page F-3 as part of Item 15. Exhibits and Financial Statement Schedules in Part IV.  The original filing omitted the numeric years covered by the independent registered public accounting firm’s “Opinion on the Finanical Statements” included in the Report of Independent Registered Public Accounting Firm.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements (except as noted, previously filed).

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

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2001, File No. 0‑24047)
23	Consent of TGM Group LLC (previously filed)
31.1	Rule 15d‑14(a) Certification by the Principal Executive Officer (filed herewith)
31.2	Rule 15d‑14(a) Certification by the Principal Accounting Officer (filed herewith)
32.1	Certification by the Principal Executive Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification by the Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (previously filed)

Herbert J. Geary III Corey N. Duncan Ray J. Geiser Chris A. Hall Ronald W. Hickman Charles M. Meenehan Craig A. Walter Mark. Welsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

GLEN BURNIE BANCORP
(Registrant)

Date: June 13, 2018	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer