Form 10-Q
period 2018-06-30
GLEN BURNIE BANCORP
filed 2018-08-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2018 was 2,810,961.

GLEN BURNIE BANCORP AND SUBSIDIARIES

-  2 -

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,584	$2,610
Interest-bearing deposits in other financial institutions	5,498	9,995
Cash and Cash Equivalents	8,082	12,605

Investment securities available for sale, at fair value	87,314	89,349
Restricted equity securities, at cost	1,443	1,232

Loans, net of deferred fees and costs	289,408	271,612
Less: Allowance for loan losses	(2,284)	(2,589)
Loans, net	287,124	269,023

Real estate acquired through foreclosure	114	114
Premises and equipment, net	3,195	3,371
Bank owned life insurance	7,780	8,713
Deferred tax assets, net	2,713	2,429
Accrued interest receivable	1,142	1,133
Accrued taxes receivable	—	465
Prepaid expenses	471	433
Other assets	2,093	583
Total Assets	$401,471	$389,450

LIABILITIES
Noninterest-bearing deposits	$108,414	$104,017
Interest-bearing deposits	233,393	230,221
Total Deposits	341,807	334,238

Short-term borrowings	25,000	20,000
Defined pension liability	317	335
Accrued Taxes Payable	28	—
Accrued expenses and other liabilities	775	835
Total Liabilities	367,927	355,408

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,807,819 and 2,801,149 shares as of June 30, 2018 and December 31, 2017 , respectively.	2,808	2,801
Additional paid-in capital	10,335	10,267
Retained earnings	21,778	21,605
Accumulated other comprehensive loss	(1,377)	(631)
Total Stockholders' Equity	33,544	34,042

Total Liabilities and Stockholders' Equity	$401,471	$389,450

See accompanying notes to unaudited consolidated financial statements.

-  3 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$2,958	$2,842	$5,830	$5,616
Interest and dividends on securities	535	507	1,059	1,025
Interest on deposits with banks and federal funds sold	50	31	98	62
Total Interest Income	3,543	3,380	6,987	6,703

INTEREST EXPENSE
Interest on deposits	325	327	634	659
Interest on short-term borrowings	165	84	308	167
Interest on long-term borrowings	—	76	—	152
Total Interest Expense	490	487	942	978

Net Interest Income	3,053	2,893	6,045	5,725

Provision for loan losses	(5)	(30)	355	165
Net interest income after provision for loan losses	3,058	2,923	5,690	5,560

NONINTEREST INCOME
Service charges on deposit accounts	61	68	128	136
Other fees and commissions	179	168	347	328
Gains on redemption of BOLI policies	101	—	308	—
Income on life insurance	45	51	89	100
Other income	—	1	—	3
Total Noninterest Income	386	288	872	567

NONINTEREST EXPENSE
Salary and benefits	1,649	1,615	3,371	3,036
Occupancy and equipment expenses	274	286	579	584
Legal, accounting and other professional fees	277	197	509	403
Data processing and item processing services	154	143	286	312
FDIC insurance costs	65	63	122	123
Advertising and marketing related expenses	32	42	49	73
Loan collection costs	80	29	121	47
Telephone costs	67	59	124	114
Other expenses	413	376	685	689
Total Noninterest Expenses	3,011	2,810	5,846	5,381

Income before income taxes	433	401	716	746

Income tax (benefit) expense	(45)	63	(17)	92

NET INCOME	$478	$338	$733	$654

Basic and diluted net income per share of common stock	$0.17	$0.12	$0.26	$0.23

See accompanying notes to unaudited consolidated financial statements.

-  4 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$478	$338	$733	$654

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain (loss) on securities during the period	15	507	(1,576)	549
Income tax (expense) benefit relating to item above	(6)	—	434	—
Reclassification adjustment for gain on sales of securities included in net income	—	(1)	—	(1)
Net effect on other comprehensive income (loss)	9	506	(1,142)	548

Net unrealized gain on interest rate swap:
Net unrealized gain on interest rate swap during the period	107	—	546	—
Income tax expense relating to item above	(41)	—	(150)	—
Net effect on other comprehensive income	66	—	396	—

Other comprehensive income (loss)	75	506	(746)	548

Comprehensive income	$553	$844	$(13)	$1,202

See accompanying notes to unaudited consolidated financial statements.

-  5 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
				(Loss)
	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2016	$2,787	$10,130	$21,708	$(810)	$33,815

Net income	—	—	654	—	654
Cash dividends, $0.20 per share	—	—	(559)	—	(559)
Dividends reinvested under
dividend reinvestment plan	7	69	—	—	76
Other comprehensive income	—	—	—	548	548

Balance, June 30, 2017	2,794	10,199	21,803	(262)	34,534

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
				(Loss)
	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2017	$2,801	$10,267	$21,605	$(631)	$34,042

Net income	—	—	733	—	733
Cash dividends, $0.20 per share	—	—	(560)	—	(560)
Dividends reinvested under
dividend reinvestment plan	7	68	—	—	75
Other comprehensive loss	—	—	—	(746)	(746)

Balance, June 30, 2018	$2,808	$10,335	$21,778	$(1,377)	$33,544

See accompanying notes to unaudited consolidated financial statements.

-  6 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$733	$654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	579	518
Provision for loan losses	355	165
Gain on life insurance	(308)	—
Gain on disposals of assets, net	—	(1)
Decrease (increase) in cash surrender value of bank owned life insurance	935	(100)
Decrease in ground rents	3	7
(Increase) decrease in accrued interest receivable	(9)	42
Net (increase) decrease in other assets	(232)	730
Net decrease in accrued expenses and other liabilities	(51)	(269)

Net cash provided by operating activities	2,005	1,746

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	5,557	9,209
Purchases of investment securities available for sale	(5,440)	(4,659)
Net purchase of Federal Home Loan Bank stock	(211)	(210)
Net increase in loans	(18,457)	(6,012)
Purchases of premises and equipment	(61)	(119)

Net cash used in investing activities	(18,612)	(1,791)

Cash flows from financing activities:
Net increase in deposits	7,569	2,244
Increase in short term borrowings	5,000	15,000
Decrease in long term borrowings	—	(10,000)
Cash dividends paid	(560)	(559)
Common stock dividends reinvested	75	76

Net cash provided by financing activities	12,084	6,761

Net (decrease) increase in cash and cash equivalents	(4,523)	6,716

Cash and cash equivalents at beginning of year	12,605	10,622

Cash and cash equivalents at end of year	$8,082	$17,338

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$908	$1,122
Net income taxes (refunded) paid	(573)	49
Net (increase) decrease in unrealized depreciation on available for sale securities	(1,576)	905
Net (increase) decrease in unrealized depreciation on Swaps	546	—

See accompanying notes to unaudited consolidated financial statements.

-  7 -

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2018 and December 31, 2017, the results of operations for the three- and six-month periods ended June 30, 2018 and 2017, and the statements of cash flows for the three- and six-month periods ended June 30, 2018 and 2017.  The operating results for the three- and six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018 or any future interim period.  The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.  The unaudited consolidated financial statements for June 30, 2018 and 2017, the consolidated balance sheet at December 31, 2017, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and diluted earnings per share:
Net income	$477,685	$337,927	$733,154	$653,713
Weighted average common shares outstanding	2,806,599	2,792,656	2,804,565	2,791,824
Basic and dilutive net income per share	$0.17	$0.12	$0.26	$0.23

Diluted earnings per share calculations were not required for the three- and six-month periods ended June 30, 2018 and 2017, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at June 30, 2018 or December 31, 2017.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.  The Company held no held-to-maturity securities at June 30, 2018 or December 31, 2017.

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

-  9 -

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at June 30, 2018 and December 31, 2017:

	At June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$22,923	$13	$(918)	$22,018
Agency mortgage-backed securities	28,055	4	(1,056)	27,003
Municipal securities	35,330	75	(533)	34,872
U.S. Government agency securities	1,999	—	(64)	1,935
U.S. Treasury securities	1,501	—	(15)	1,486

Total securities available for sale	$89,808	$92	$(2,586)	$87,314

	At December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$24,063	$20	$(569)	$23,514
Agency mortgage-backed securities	25,725	4	(500)	25,229
Municipal securities	35,453	339	(159)	35,633
U.S. Government agency securities	3,526	—	(46)	3,480
U.S. Treasury securities	1,501	—	(8)	1,493

Total securities available for sale	$90,268	$363	$(1,282)	$89,349

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017 are as follows:

June 30, 2018	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$6,053	$(169)	$14,783	$(749)	$20,836	$(918)
Agency mortgage-backed securities	8,799	(273)	18,019	(783)	26,818	(1,056)
Municipal securities	17,130	(310)	6,099	(223)	23,229	(533)
U.S. Government agency securities	1,935	(64)	—	—	1,935	(64)
U.S. Treasury securities	1,485	(15)	—	—	1,485	(15)
	$35,402	$(831)	$38,901	$(1,755)	$74,303	$(2,586)

December 31, 2017	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$6,531	$(62)	$15,678	$(507)	$22,209	$(569)
Agency mortgage-backed securities	6,802	(80)	18,218	(420)	25,020	(500)
Municipal securities	2,396	(11)	6,230	(148)	8,626	(159)
U.S. Government agency securities	2,965	(37)	515	(9)	3,480	(46)
U.S. Treasury securities	1,494	(8)	—	—	1,494	(8)
	$20,188	$(198)	$40,641	$(1,084)	$60,829	$(1,282)

-  10 -

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

At June 30, 2018, the Company recorded unrealized losses in its portfolio of debt securities totaling $2.6 million related to 148 securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

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

Contractual maturities of debt securities at June 30, 2018 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2018

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$1,198	$1,204	3.72%
Over one to five years	1,815	1,791	1.50%
Over five to ten years	19,145	18,603	2.12%
Over ten years	67,650	65,716	2.79%
Total debt securities	$89,808	$87,314

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
-  11 -

to determine the allowance for loan losses.  The Company considers each loan type to be a portfolio segment having unique risk characteristics.

	June 30,		December 31,
	2018		2017
(dollars in thousands)	Amount	%	Amount	%
Consumer	$14,453	5	$16,112	6
Residential real estate	82,144	29	81,926	30
Indirect	101,181	35	85,186	32
Commercial	12,028	4	11,257	4
Construction	3,472	1	3,536	1
Commercial real estate	76,130	26	73,595	27
Loans, net of deferred fees and costs	289,408	100	271,612	100
Less: Allowance for loan losses	(2,284)		(2,589)
Loans, net	$287,124		$269,023

The Bank’s net loans totaled $287.1 million at June 30, 2018, compared to $269.0 million at December 31, 2017, an increase of $18.1 million, or 6.73%.  Consumer loans decreased from $16.1 million at December 31, 2017 to $14.5 million, a decrease of $1.6 million, or 10.30%.  Residential real estate loans increased by $0.2 million, or 0.27%, from $81.9 at December 31, 2017 to $82.1 at June 30, 2018.  Indirect loans increased from $85.2 million to $101.2 million, an increase of $16.0 million, or 18.78%.  Commercial loans increased $0.7 million, or 6.86%, to $12.0 million at June 30, 2018 compared to $11.3 million at December 31, 2017.  Commercial real estate loans increased from $73.6 million to $76.1 million, an increase of $2.5 million or 3.44%.

Credit Risk and Allowance for Loan Losses.  Credit risk is the risk of loss arising from the inability of a borrower to meet his or her obligations and entails both general risks, which are inherent in the process of lending, and risks specific to individual borrowers.  Credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry, or collateral type.  Residential mortgage and home equity loans and lines generally have the lowest credit loss experience.  Loans secured by personal property, such as auto loans, generally experience medium credit losses.  Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and for that reason, the Bank has chosen not to engage in a significant amount of this type of lending.  Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions.  Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements.  Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times.  Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely.  The allowance, based on evaluations of the collectability of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible.  The evaluations are performed for each class of loans and take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral securing the loans and current economic conditions and trends that may affect the borrowers’ ability to pay.  For example, delinquencies in unsecured loans and indirect automobile installment loans will be reserved for at significantly higher ratios than loans secured by real estate.  Based on that analysis, the Bank deems its allowance for loan losses in proportion to the total nonaccrual loans and past due loans to be sufficient.

For purposes of determining the allowance for loan losses, the Bank segments the loan portfolio into the following classifications:

•	Consumer
•	Residential Real Estate

-  12 -

•	Indirect
•	Commercial
•	Construction
•	Commercial Real Estate

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

•	Changes in the rate and direction of the loan volume by portfolio segment.
•	Concentration of credit including the concentration percentages, changes in concentration and concentrations relative to goals.
•	Changes in macro-economic factors including the rates and direction of unemployment, median income and population.
•	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes, and weighted required reserve trends.
•	Changes in rate and direction of charge offs and recoveries.

Transactions in the allowance for loan losses for the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows:

June 30, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Unallocated	Total

Balance, beginning of year	$214	$1,061	$774	$237	$12	$291	$—	$2,589
Charge-offs	(92)	(514)	(163)	—	—	—	—	(769)
Recoveries	12	2	95	—	—	—	—	109
Provision for loan losses	43	112	93	9	(1)	99	—	355

Balance, end of year	$177	$661	$799	$246	$11	$390	$—	$2,284

Individually evaluated for impairment:
Balance in allowance	$27	$—	$—	$211	$—	$—	$—	$238
Related loan balance	96	2,006	—	211	—	3,016	—	5,329

Collectively evaluated for impairment:
Balance in allowance	$150	$661	$799	$35	$11	$390	$—	$2,046
Related loan balance	14,357	80,138	101,181	11,817	3,472	73,114	—	284,079

-  13 -

December 31, 2017		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Unallocated	Total

Balance, beginning of year	$182	$1,042	$693	$284	$10	$259	$14	$2,484
Charge-offs	(96)	(3)	(458)	(9)	—	—	—	(566)
Recoveries	8	27	286	—	—	14	—	335
Provision for loan losses	120	(5)	253	(38)	2	18	(14)	336

Balance, end of year	$214	$1,061	$774	$237	$12	$291	$—	$2,589

Individually evaluated for impairment:
Balance in allowance	$52	$513	$—	$217	$—	$—	$—	$782
Related loan balance	160	2,345	—	217	—	1,176	—	3,898

Collectively evaluated for impairment:
Balance in allowance	$162	$548	$774	$20	$12	$291	$—	$1,807
Related loan balance	15,952	79,580	85,186	11,040	3,536	72,420	—	267,714

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	June 30,	June 30,
(dollars in thousands)	2018	2017
Average loans	$281,104	$269,533
Net charge offs to average loans (annualized)	0.48%	0.04%

During the six-month period ending June 30, 2018, loans to 25 borrowers and related entities totaling approximately $769,000 were determined to be uncollectible and were charged off.  During the six-month period ending June 30, 2017, loans to 38 borrowers and related entities totaling approximately $254,000 were determined to be uncollectible and were charged off.

Reserve for Unfunded Commitments.  Loan commitments and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The Bank generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments.  The collateral requirement is based on management's credit evaluation of the counter party.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

-  14 -

As of June 30, 2018 and 2017, the Bank had outstanding commitments totaling $33.8 million and $24.0 million, respectively.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months
	Ended June 30,
(dollars in thousands)	2018	2017
Beginning balance	$24	$25
Reduction of unfunded reserve	(18)	(20)
Provisions charged to operations	37	17

Ending balance	$43	$22

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during 2018.

Asset Quality.  The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2018			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$14,094	$237	$—	$122	$14,453
Residential Real Estate	80,232	159	—	1,753	82,144
Indirect	100,453	599	—	129	101,181
Commercial	12,023	—	5	—	12,028
Construction	3,133	—	29	310	3,472
Commercial Real Estate	73,759	—	—	2,371	76,130

	$283,694	$995	$34	$4,685	$289,408

At December 31, 2017			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$15,823	$80	$24	$185	$16,112
Residential Real Estate	79,205	597	—	2,124	81,926
Indirect	83,932	1,166	—	88	85,186
Commercial	11,203	—	6	48	11,257
Construction	3,188	—	30	318	3,536
Commercial Real Estate	73,088	—	—	507	73,595

	$266,439	$1,843	$60	$3,270	$271,612

The balances in the above charts have not been reduced by the allowance for loan loss.  For the period ending June 30, 2018, the allowance for loan loss is $2.3 million.  For the period ending December 31, 2017, the allowance for loan loss is $2.6 million.

At June 30, 2018, there was $1.0 million in loans outstanding, that were in an accrual status, but known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  The three loans outstanding, totaling $1.0 million are as

-  15 -

follows:  $646,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant; $159,000 Home Equity Line of Credit which is paying as agreed, however the borrower has defaulted on other commercial loans which have been satisfied; and a $211,000 Commercial loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $211,000.  All three of these loans are classified with a risk rating of Substandard.

Non-accrual loans with specific reserves at June 30, 2018 are comprised of:

Consumer loans – Two loans to two borrowers in the amount of $96,109 with specific reserves of $26,827 established for the loans.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2018 and December 31, 2017.

June 30, 2018		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$96	$96	$1	$27	$137
Commercial	211	211	6	211	214
Total impaired loans with specific reserves	307	307	7	238	351

Impaired loans with no specific reserve:
Residential Real Estate	$1,735	$2,161	$4	$—	$2,871
Indirect	129	129	—	—	—
Construction	228	228	—	—	236
Commercial Real Estate	3,099	3,409	95	—	4,758
Total impaired loans with no specific reserve	$5,191	$5,927	$99	—	$7,865

December 31, 2017		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$160	$160	$5	$52	$205
Residential Real Estate	1,294	1,322	—	513	1,312
Commercial	217	217	—	217	223
Total impaired loans with specific reserves	1,671	1,699	5	782	1,740

Impaired loans with no specific reserve:
Consumer	$49	$49	$—	—	$—
Residential Real Estate	992	1,760	11	—	1,572
Indirect	88	88	—	—	—
Commercial	2	2	—	—	2
Construction	318	318	—	—	322
Commercial Real Estate	1,194	1,194	39	—	1,632
Total impaired loans with no specific reserve	$2,643	$3,411	$50	—	$3,528

-  16 -

	June 30,	December 31,
(dollars in thousands)	2018	2017

Troubled debt restructured loans	$256	$263
Non-accrual and 90+ days past due and still accruing loans to average loans	1.48%	1.32%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	58.6%	77.7%

At June 30, 2018, there were two troubled debt restructured loans consisting of a commercial loan of $211,000 and a consumer loan of $45,000.  The consumer loan is in a nonaccrual status.

-  17 -

The following table shows the activity for non-accrual loans for the quarters ended June 30, 2017 and 2018.

		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Totals

December 31, 2016	403	2,508	193	—	—	647	3,751
Transfers into nonaccrual	4	40	349	—	84	132	609
Loans paid down/payoffs	(67)	(82)	(96)	—	(84)	(6)	(335)
Loans returned to accrual status	—	(132)	(112)	—	—	—	(244)
Loans charged off	(4)	(3)	(247)	—	—	—	(254)

June 30, 2017	336	2,331	87	—	—	773	3,527

December 31, 2017	185	2,124	88	48	318	507	3,270
Transfers into nonaccrual	44	183	305	—	—	2,000	2,532
Loans paid down/payoffs	(15)	(41)	(51)	(48)	(8)	(136)	(299)
Loans returned to accrual status	—	—	(50)	—	—	—	(50)
Loans charged off	(92)	(513)	(163)	—	—	—	(768)

June 30, 2018	122	1,753	129	—	310	2,371	4,685

Other Real Estate Owned.  At June 30, 2018, the Company had $114,000 in real estate acquired in partial or total satisfaction of debt, unchanged from $114,000 at December 31, 2017.  All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned.  Losses arising at the date of acquisition are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expense of operation are included in noninterest expense.  Gains and losses realized from the sale of other real estate owned are included in noninterest expense.

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

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average - low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)

-  18 -

6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

The following table provides information with respect to the Company's credit quality indicators by loan portfolio segment at June 30, 2018:

June 30, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$14,119	$79,828	$100,143	$11,817	$3,472	$73,031	$282,410
Special mention	187	215	610	—	—	—	1,012
Substandard	146	2,101	355	211	—	3,099	5,912
Doubtful	1	—	73	—	—	—	74
Loss	—	—	—	—	—	—	—

	$14,453	$82,144	$101,181	$12,028	$3,472	$76,130	$289,408

Nonaccrual	122	1,753	129	—	310	2,371	4,685
Troubled debt restructures	45	—	—	211	—	—	256
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	45	—	—	—	—	—	45
Number of non-performing TDR accounts	1	—	—	—	—	—	1

December 31, 2017		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$15,823	$79,060	$83,756	$11,038	$3,218	$72,074	$264,969
Special mention	77	384	1,027	2	—	327	1,817
Substandard	188	2,482	362	217	318	1,194	4,761
Doubtful	24	—	41	—	—	—	65
Loss	—	—	—	—	—	—	—

	$16,112	$81,926	$85,186	$11,257	$3,536	$73,595	$271,612

Nonaccrual	185	2,124	88	48	318	507	3,270
Troubled debt restructures	46	—	—	217	—	—	263
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	46	—	—	—	—	—	46
Number of non-performing TDR accounts	1	—	—	—	—	—	1

NOTE 6 – FAIR VALUE

ASC Topic 820 provides a framework for measuring and disclosing fair value under GAAP.  ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial
-  19 -

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

Loans.  At June 30, 2018, these assets include 22 loans, excluding $168,000 of residential real estate and indirect loans, classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs.  Loans which are deemed to be impaired ($5.3 million of loans with $237,000 of specific reserves as of June 30, 2018) and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans ($5.0 million of the total impaired loans as of June 30, 2018).  On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers.  We obtain an appraisal on properties when they become impaired and have new appraisals at least every year.  Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property.  Therefore the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property.  Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value.  Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances.  The remaining impaired loans ($475,000

-  20 -

million with $226,000 of specific reserves as of June 30, 2018) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
June 30, 2018
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$22,018	$—	$22,018
Agency mortgage-backed securities	—	27,003	—	27,003
Municipal securities	—	34,872	—	34,872
U.S. Government agency securities	—	1,935	—	1,935
U.S. Treasury securities	—	1,486	—	1,486
Interest rate swap	—	431	—	431

Non-recurring:
Maryland Financial Bank stock	—	—	30	30
Impaired loans	—	—	5,260	5,260
OREO	—	114	—	114
	$—	$87,859	$5,290	$93,149
December 31, 2017
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$23,514	$—	$23,514
Agency mortgage-backed securities	—	25,229	—	25,229
Municipal securities	—	35,633	—	35,633
U.S. Government agency securities	—	3,480	—	3,480
U.S. Treasury securities	—	1,493	—	1,493
Non-recurring:
Maryland Financial Bank stock	—	—	30	30
Impaired loans	—	—	3,532	3,532
OREO	—	114	—	114
	$—	$89,463	$3,562	$93,025

The estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are summarized below.  The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values.  Also, the calculation of

-  21 -

estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2018		December 31, 2017
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,584	$2,584	$2,610	$2,610
Interest-bearing deposits in other financial institutions	5,498	5,498	9,846	9,846
Federal funds sold	197	197	149	149
Investment securities available for sale	87,314	87,314	89,349	89,349
Investments in restricted stock	1,443	1,443	1,232	1,232
Ground rents	150	150	153	153
Loans, less allowance for credit losses	287,124	285,394	269,023	275,819
Accrued interest receivable	1,142	1,142	1,133	1,133
Cash value of life insurance	7,780	7,780	8,713	8,713

Financial liabilities:
Deposits	341,807	319,687	334,238	324,512
Long-term borrowings	—	—	—	—
Short-term borrowings	25,000	25,110	20,000	20,739
Accrued interest payable	136	136	101	101
Unrecognized financial instruments:
Commitments to extend credit	33,796	33,796	19,109	19,109
Standby letters of credit	1,025	1,025	71	71

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
June 30, 2018	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$8,279	$8,279	$8,279	—	$—
Loans receivable, net	287,124	285,394	—	—	285,394
Cash value of life insurance	7,780	7,780	—	7,780	—
Financial instruments - Liabilities
Deposits	341,807	319,687	—	319,687	—
Short-term debt	25,000	25,110	—	25,110	—

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

-  22 -

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

ASU 2016‑1, “No. 2016‑01, Financial Instruments – Overall (Subtopic 825‑10):  Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017.  The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material impact on the consolidated financial statement.  The Bank’s equity securities are membership stocks in the Federal Home Loan Bank and Maryland Financial Bank and thereby excluded from fair value pricing.  For exit pricing on loans, the Company used data on recent originations which captured expectations of the credit risk “premium” and an analysis of prepayments which captures the Company’s historical prepayment experience.

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

-  23 -

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

ASU No. 2016‑13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” which updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

ASU 2016‑15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016‑15”).  This ASU addresses the following eight specific cash flow issues:  Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU 2016‑15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early application is permitted, including adoption in an interim period.  The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

-  24 -

adoption is permitted.  The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

ASU No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities.   This standard better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedge instruments and the hedged item in the financial statements.  Adoption for this ASU is required for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted.  The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  The Bank’s loan portfolio grew by $18.1 million or 6.73% in the first six months of 2018.  Overall deposits increased by $7.6 million or 2.26%.  The Company has a very strong capital position and capacity for future growth with estimated total regulatory capital to risk weighted assets of 12.78% as of June 30, 2018.  At June 30, 2018, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s estimated tier 1 risk-based

-  25 -

capital ratio was 11.94% at June 30, 2018 compared to 12.83% at December 31, 2017.    Our liquidity position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the investment portfolio.  Net income available to common stockholders for the three-month period ended June 30, 2018 was $478,000, or $0.17 per basic and diluted share compared to $338,000, or $0.12 per basic and diluted share for the same period of 2017.    Net income available to common stockholders for the six-month period ended June 30, 2018 was $733,000, or $0.26 per basic and diluted share compared to $654,000, or $0.23 per basic and diluted share for the same period of 2017.    The results recorded for the first three- and six-month periods of 2018 exceeded the same periods of 2017 resulting primarily from higher total interest income, gains on redemption of BOLI policies and lower income tax expense, offset by higher noninterest expenses and provision for loan losses.

RESULTS OF OPERATIONS

Net Interest Income.  The Company’s net interest income for the three-month period ended June 30, 2018 was $3.1 million, compared to $2.9 million for the same period in 2017, an increase of $160,000, or 5.53%.  The Company’s net interest income for the six-month period ended June 30, 2018 was $6.0 million, compared to $5.7 million for the same period in 2017, an increase of $320,000, or 5.59%.

Total interest income for the second quarter 2018 increased $163,000 from $3.4 million in 2017 to $3.5 million in 2018, an increase of 4.82%.  The primary driver of the 2018 increase when compared to the same period in 2017 was an increase of $116,000 in interest and fees on loans.  Total interest income for the six months ended June 30, 2018 increased $284,000 when compared to the same period in 2017 from $6.7 million in 2017 to $7.0 million in 2018, an increase of 4.24%.  The primary driver of the increase in total interest income was an increase of $214,000 in interest and fees on loans due to loan growth in the amount of $18.1 million during the period.

Interest expense for the second quarter 2018 increased $3,000 from $487,000 for the same period in 2017 to $490,000 in 2018, an increase of 0.62%.  Interest expense for the six months ended June 30, 2018 decreased $36,000 from $978,000 for the same period in 2017 to $942,000 in 2018, a decrease of 3.68%.  Interest expense for the six-month period of 2018 was lower than the comparable period of 2017 primarily due to a decrease in the cost of deposits caused by changes in the mix from interest bearing to non-interest bearing deposits.

Net interest margin for the three-month period ended June 30, 2018 was 3.21% compared to 3.09% for the three-month period ended June 30, 2017.  The increase was primarily due to a $6.5 million increase in the average balance of interest earning assets.  The yield on interest earning assets increased by 0.11% from 3.62% for the three-month period ended June 30, 2017 to 3.73% for the same period of 2018.  While the cost of funds decreased 0.01% from 0.55% for the three-month period ended June 30, 2017 to 0.54% for the same period of 2018.  Net interest margins for the six-month period ended June 30, 2018 was 3.22% compared to 3.08% for the six-month period ended June 30, 2017.  The increase was primarily due to a $4.5 million increase in the average balance of interest earning assets and a 0.02% reduction in the total cost of funds.  The yield on interest earning assets increased by 0.11% from 3.61% for the six-month period ended June 30, 2017 to 3.72% for the same period of 2018.

-  26 -

The following tables sets forth, for the periods indicated, information regarding the average balances of interest earning assets and interest bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest earning assets and rates paid on average interest bearing liabilities.

	Three Months Ended June 30,
	2018			2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$7,514	$26	1.39%	$11,811	$24	0.83%
Investment securities available for sale	91,290	535	2.35	92,364	507	2.20
Restricted equity securities	1,500	24	6.36	1,282	7	2.18
Total interest bearing deposits/investments	100,304	585	2.34	105,457	538	2.05

Loans:
Commercial & industrial	11,481	178	6.23	11,809	163	5.53
Commercial real estate	73,647	897	4.89	66,157	826	5.01
Residential real estate	82,171	905	4.42	88,567	1,019	4.61
Indirect automobile	94,997	685	2.89	81,685	524	2.57
Construction	4,032	60	5.95	6,423	91	5.69
Consumer & other	14,776	233	6.33	14,892	219	5.89
Total loans	281,104	2,958	4.22	269,533	2,842	4.23
Total interest-earning assets	381,408	3,543	3.73	374,990	3,380	3.62

Cash	2,587			3,254
Allowance for loan losses	(2,688)			(2,661)
Market valuation	(2,557)			(818)
Other assets	17,283			18,194
Total non-earning assets	14,625			17,969
Total assets	$396,033			$392,959

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$113,890	18	0.07%	$112,150	16	0.06%
Money market	19,710	2	0.05	19,304	2	0.05
Certificates of deposit	96,009	305	1.28	101,557	309	1.22
Total interest-bearing deposits	229,609	325	0.57	233,011	327	0.56

Borrowed Funds:
FHLB advances	26,394	165	2.50	21,278	160	3.01
Total borrowed funds	26,394	165	2.50	21,278	160	3.01
Total interest-bearing liabilities	256,003	490	0.77	254,289	487	0.77

Non-interest-bearing deposits	105,870			103,713
Total cost of funds	361,873	490	0.54	358,002	487	0.55

Other liabilities and accrued expenses	822			940
Total liabilities	362,695			358,942

Stockholder's equity	33,338			34,017
Total liabilities and equity	$396,033			$392,959
Net interest income		$3,053			$2,893
Yield on earning assets			3.73%			3.62%
Cost of interest-bearing liabilities			0.77%			0.77%
Net interest spread			2.96%			2.85%
Net interest margin			3.21%			3.09%

-  27 -

	Six Months Ended June 30,
	2018			2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$8,084	$58	1.44%	$11,422	$42	0.75%
Investment securities available for sale	91,870	1,059	2.32	93,213	1,025	2.22
Restricted equity securities	1,419	40	5.63	1,264	20	3.14
Total interest bearing deposits/investments	101,373	1,157	2.30	105,899	1,087	2.07

Loans:
Commercial & industrial	11,324	342	6.08	12,101	327	5.46
Commercial real estate	73,517	1,779	4.88	67,412	1,632	4.88
Residential real estate	82,084	1,818	4.47	89,112	2,035	4.61
Indirect automobile	91,286	1,291	2.85	78,748	1,010	2.59
Construction	4,093	122	6.01	6,178	171	5.60
Consumer & other	15,230	478	6.33	14,963	441	5.95
Total loans	277,534	5,830	4.24	268,514	5,616	4.22
Total interest-earning assets	378,907	6,987	3.72	374,413	6,703	3.61

Cash	2,641			3,241
Allowance for loan losses	(2,655)			(2,614)
Market valuation	(2,169)			(1,072)
Other assets	17,210			18,295
Total non-earning assets	15,027			17,850
Total assets	$393,934			$392,263

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$114,960	35	0.06%	$111,363	29	0.05%
Money market	20,099	5	0.05	19,346	5	0.05
Certificates of deposit	95,309	594	1.26	102,972	625	1.22
Total interest-bearing deposits	230,368	634	0.56	233,681	659	0.57

Borrowed Funds:
FHLB advances	24,573	308	2.53	20,832	319	3.08
Total borrowed funds	24,573	308	2.53	20,832	319	3.08
Total interest-bearing liabilities	254,941	942	0.75	254,513	978	0.78

Non-interest-bearing deposits	104,617			102,904
Total cost of funds	359,558	942	0.53	357,417	978	0.55

Other liabilities and accrued expenses	858			994
Total liabilities	360,416			358,411

Stockholder's equity	33,518			33,852
Total liabilities and equity	$393,934			$392,263
Net interest income		$6,045			$5,725
Yield on earning assets			3.72%			3.61%
Cost of interest-bearing liabilities			0.75%			0.78%
Net interest spread			2.97%			2.84%
Net interest margin			3.22%			3.08%

Provision for Credit Losses.  The Company recognized negative provisions for credit losses of $5,000 and $30,000 for the three-month periods ending June 30, 2018 and 2017, respectively.  The decrease in provision for credit losses in the 2018 period was primarily the result of the positive resolution of a single problem loan, offset by the negative effect on the loss history rate used to establish the required reserves for residential real estate loans of a single loan charge off.  The Company made a provision for credit losses of $355,000 for the six-month period ending June 30,

-  28 -

2018 and $165,000 during the six-month period ending June 30, 2017.  The increase in provision for credit losses in the 2018 period was the result of the deteriorated credit quality of a single participated loan.  As of June 30, 2018, the allowance for credit losses equaled 58.6% of non-accrual and 90+ days past due loans compared to 72.5% at June 30, 2017.  During the six-month period ended June 30, 2018, the Company recorded net charge-offs of $660,000 compared to net charge-offs of $50,000 during the corresponding period of the prior year.

Noninterest Income.  Noninterest income increased to $386,000 for the three-month period ended June 30, 2018, from $288,000 for the corresponding period in 2017, an increase of $98,000, or 34.03%.  The increase was primarily due to gains on the redemptions of bank-owned life insurance policies.  Noninterest income increased to $872,000 for the six-month period ended June 30, 2018, from $567,000 for the corresponding period in 2017, an increase of $305,000, or 53.79%.  The increase was primarily due to gains on the redemption of bank-owned life insurance policies.

Noninterest Expenses.  Noninterest expenses increased from $2.8 million for the three-month period ended June 30, 2017, to $3.0 million for the corresponding period in 2018, an increase of $201,000, or 7.15%.  The increase was primarily due to higher salaries and employee benefits costs, legal, accounting and other professional fees driven by higher IT costs related to the development of new loan and deposit products, and loan collection costs, offset by decreases in occupancy and equipment expenses, and advertising and marketing related expenses.  Noninterest expenses increased from $5.4 million for the six-month period ended June 30, 2017, to $5.8 million for the corresponding period in 2018, an increase of $465,000, or 8.64%.  The increase was also primarily due to higher salaries and employee benefits costs, legal, accounting and other professional fees driven by higher IT costs related to the development of new loan and deposit products, and loan collection costs, offset by decreases in data processing and item processing services, and advertising and marketing related expenses.

Income Taxes.  During the three-month period ended June 30, 2018, the Company recorded income tax benefits of $45,000 compared to income tax expense of $63,000 for the same period in 2017.  The Company’s effective tax rate for the three-month period in 2018 was negative 10.39% compared to 15.71% for the prior year period.  During the six-month period ended June 30, 2018, the Company recorded income tax benefits of $17,000 compared to income tax expense of $92,000 for the same period in 2017.  The Company’s effective tax rate for the six-month period ending June 30, 2018 was negative 2.37% compared to 12.33% for the prior year period.  The significant difference in the effective tax rate for both periods was a result of the gain on the redemptions of Bank Owned Life Insurance policies in the period which is tax exempt.

Comprehensive Income (Loss).  In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements.  Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts.  For the second quarter of 2018, comprehensive income, net of tax, totaled $553,000, compared to income of $844,000 for the same period in 2017.  The decrease was due to lower net unrealized gains on available for sale securities driven by rising interest rates.  For the six months ended June 30, 2018, comprehensive loss, net of tax, totaled $13,000, compared to income in the amount of $1.2 million for the same period in 2017.  The decrease was driven by $1.1 million of net unrealized losses on available for sale securities driven by rising interest rates, offset by $396,000 of net gains on interest rate swap contracts.

FINANCIAL CONDITION

General.  The Company’s assets increased to $401.5 million at June 30, 2018 from $389.5 million at December 31, 2017, an increase of $12.0 million or 3.09%, primarily due to increases in net loans, offset by decreases in cash and cash equivalents.  The Bank’s cash and cash equivalents as of June 30, 2018, totaled $8.1 million, a decrease of $4.5 million, or 35.88% from $12.6 million at December 31, 2017.

The Company’s investment securities available for sale totaled $87.3 million at June 30, 2018, a $2.0 million, or 2.28% decrease from $89.3 million at December 31, 2017, primarily due to principle and interest payments received on existing securities and increases in unrealized losses due to rising interest rates.

-  29 -

The Bank’s net loans totaled $287.1 million at June 30, 2018, compared to $269.0 million at December 31, 2017,  an increase of $18.1 million, or 6.73%,  primarily attributable to an increase in indirect, residential real estate and commercial real estate, partially offset by decreases in consumer and construction loans.

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

At June 30, 2018, impaired loans totaled $5.5 million.  Included in the impaired loans total were $4.7 million in loans classified as nonaccrual loans.  At June 30, 2018, troubled debt restructurings included in impaired loans totaled $256,000.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual loans	$4,685	$3,270
TDR loans excluding those in nonaccrual loans	211	217
Accruing loans past due 90+ days	34	60

Total nonperforming loans	4,930	3,547

Real estate acquired through foreclosure	114	114

Total nonperforming assets	$5,044	$3,661

Nonperforming assets to total assets	1.26%	0.94%

Deposits as of June 30, 2018 totaled $341.8 million, an increase of $7.6 million, or 2.3% from $334.2 million at December 31, 2017.  Demand deposits as of June 30, 2018, totaled $108.4 million, an increase of $4.4 million, or 4.2% from $104.0 million at December 31, 2017.  Interest-bearing checking accounts as of June 30, 2018, totaled $27.1 million, a decrease of $1.7 million, or 5.8% from $28.8 million at December 31, 2017.  Savings accounts as of June 30, 2018 totaled $86.3 million, an increase of $0.4 million, or 0.5%, from $85.9 million at December 31, 2017.  Money market accounts as of June 30, 2018, totaled $19.8 million, a decrease of $0.1 million, or 0.5%, from $19.9 million at December 31, 2017.  Time deposits under $100,000 totaled $52.6 million on June 30, 2018, a $0.4 million, or 0.7% increase from the $52.3 million at December 31, 2017.  Time deposits over $100,000 totaled $47.6 million on June 30, 2018, an increase of $4.2 million, or 9.6% from $43.5 million at December 31, 2017.

-  30 -

Deposits for the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017		2018 vs 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$108,414	31.7%	$104,017	31.1%	$4,397	4.2%

Interest-bearing deposits:
Checking	27,109	7.9%	28,774	8.6%	(1,665)	(5.8)%
Savings	86,310	25.3%	85,890	25.7%	420	0.5%
Money market	19,758	5.8%	19,855	5.9%	(97)	(0.5)%
Total interest-bearing checking, savings and money market deposits	133,177	39.0%	134,519	40.2%	(1,342)	(1.0)%

Time deposits under $100,000	52,602	15.4%	52,250	15.7%	352	0.7%
Time deposits of $100,00 or more	47,614	13.9%	43,452	13.0%	4,162	9.6%
Total time deposits	100,216	29.3%	95,702	28.7%	4,514	4.7%

Total interest-bearing deposits	233,393	68.3%	230,221	68.9%	3,172	1.4%

Total Deposits	$341,807	100.0%	$334,238	100.0%	$7,569	2.3%

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

For the six months ended June 30, 2018, the Bank accrued $189,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

MARKET RISK AND INTEREST RATE SENSITIVITY

Our primary market risk is interest rate fluctuation.  Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans.  Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on liabilities.  Our interest rate risk represents the level of exposure we have to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The Asset Liability Committee (“ALCO”) oversees our management of interest rate risk.  The objective of the management of interest rate risk is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs, and protect us from any material financial consequences associated with changes in interest rate risk.

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
-  31 -

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

At June 30, 2018, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

The foregoing analysis assumes that the Company’s assets and liabilities move with rates at their earliest repricing opportunities based on final maturity.  Mortgage backed securities are assumed to mature during the period in which they are estimated to prepay and it is assumed that loans and other securities are not called prior to maturity.  Certificates of deposit and IRA accounts are presumed to reprice at maturity.  NOW savings accounts are assumed to reprice within six months although it is the Company’s experience that such accounts may be less sensitive to changes in market rates.

The Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of June 30, 2018, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(4)%	(3)%	(3)%	(4)%
June 30, 2018	(12)%	(4)%	1%	2%
June 30, 2017	(16)%	(8)%	5%	9%

-  32 -

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2018.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$2,584
Federal funds and overnight deposits	5,498	—	—	—	5,498
Securities	—	3,529	2,491	81,294	87,314
Loans	17,994	3,916	94,178	171,036	287,124
Fixed assets	—	—	—	—	3,195
Other assets	—	—	—	—	15,756
Total assets	$23,492	$7,445	$96,669	$252,330	$401,471

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$108,414
NOW accounts	27,109	—	—	—	27,109
Money market deposit accounts	19,758	—	—	—	19,758
Savings accounts	86,616	—	—	—	86,616
IRA accounts	2,606	12,511	17,304	286	32,707
Certificates of deposit	6,712	37,284	23,028	178	67,202
Long-term borrowings	—	—	—	—	—
Short-term borrowings	25,000	—	—	—	25,000
Other liabilities	—	—	—	—	1,121
Stockholders’ equity:	—	—	—	—	33,544
Total liabilities and stockholders' equity	$167,801	$49,795	$40,332	$464	$401,471

GAP	$(144,309)	$(42,350)	$56,337	$251,867
Cumulative GAP	$(144,309)	$(186,659)	$(130,321)	$121,545
Cumulative GAP as a % of total assets	(35.94)%	(46.49)%	(32.46)%	30.27%

As shown above, measures of net interest income at risk were less favorable at June 30, 2018 than at June 30, 2017 over a 12-month modeling period.  All measures remained within prescribed policy limits in the up interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.  The primary contributor to the less favorable position was the less asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2018	(2)%	(2)%	(7)%	(17)%
June 30, 2017	(15)%	(3)%	5%	1%

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

-  33 -

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of six months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.  The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2018, totaled $8.1 million, a decrease of $4.5 million, or 35.88% from the $12.6 million at December 31, 2017.

As of June 30, 2018, the Bank was permitted to draw on a $97.6 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans.  At December 31, 2017, there were $20.0 million in short-term borrowings from FHLB and as of June 30, 2018, there were $25.0 million in short-term borrowings outstanding with various monthly and quarterly call features. The increase in FHLB short-term borrowings was used to fund higher than projected loan growth in the first six months of 2018, during which period deposits grew at a much slower pace.   In addition, the Bank has two unsecured federal funds lines of credit in the amount of $5.0 million and $6.0 million, of which nothing was outstanding as of June 30, 2018.

The Company’s stockholders’ equity decreased $498,000, or 1.46% during the six-month period ended June 30, 2018, primarily due to a decrease in accumulated other comprehensive loss, net of taxes (“AOCI”), partially offset by increases in retained earnings and issuances of common stock under the Company’s dividend reinvestment plan.  The Company’s AOCI decreased by $746,000, or 118.23% from a loss of $631,000 at December 31, 2017 to a loss of $1.4 million at June 30, 2018, resulting from market value losses on securities available for sale and increases in the fair value of interest rate swap contracts.  Retained earnings increased by $173,000, or 0.80% as the result of the Company’s net income for the six-month period ended June 30, 2018, offset by dividends paid on common stock.

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

-  34 -

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

The regulations impose two sets of capital adequacy requirements:  minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At June 30, 2018, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.39%, a Tier 1 risk-based capital ratio of 11.94%, a common equity Tier 1 risk-based capital ratio of 11.94%, and a total risk-based capital ratio of 12.78%.  The Company’s capital amounts and ratios at June 30, 2018 and December 31, 2017 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$33,335	11.94%	$12,559	4.50%	$18,140	6.50%
Total capital (to risk weighted assets)	$35,662	12.78%	$22,326	8.00%	$27,908	10.00%
Tier 1 capital (to risk weighted assets)	$33,335	11.94%	$16,745	6.00%	$22,326	8.00%
Tier 1 leverage (to average assets)	$33,335	8.39%	$15,883	4.00%	$19,854	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$32,946	12.83%	$11,553	4.50%	$16,687	6.50%
Total capital (to risk weighted assets)	$35,543	13.84%	$20,538	8.00%	$25,673	10.00%
Tier 1 capital (to risk weighted assets)	$32,946	12.83%	$15,404	6.00%	$20,538	8.00%
Tier 1 leverage (to average assets)	$32,928	8.43%	$15,617	4.00%	$19,521	5.00%

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

-  35 -

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

-  36 -

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None.

-  37 -

ITEM 6.EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8‑A filed December 27, 1999, File No. 0‑24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended June 30, 2003, File No. 0‑24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8‑K filed December 8, 1999, File No. 0‑24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended June 30, 2003, File No. 0‑24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S‑8, File No.33‑62280)
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

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

-  38 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: August 14, 2018	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer

-  39 -