Form 10-Q
period 2018-09-30
GLEN BURNIE BANCORP
filed 2018-11-13
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 5, 2018 was 2,814,157.

GLEN BURNIE BANCORP AND SUBSIDIARIES

-  2 -

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$5,282	$2,610
Interest-bearing deposits in other financial institutions	10,208	9,995
Cash and Cash Equivalents	15,490	12,605

Investment securities available for sale, at fair value	84,029	89,349
Restricted equity securities, at cost	2,073	1,232

Loans, net of deferred fees and costs	294,981	271,612
Less: Allowance for loan losses	(2,455)	(2,589)
Loans, net	292,526	269,023

Real estate acquired through foreclosure	705	114
Premises and equipment, net	3,154	3,371
Bank owned life insurance	7,818	8,713
Deferred tax assets, net	2,863	2,429
Accrued interest receivable	1,233	1,133
Accrued taxes receivable	—	465
Prepaid expenses	516	433
Other assets	958	583
Total Assets	$411,365	$389,450

LIABILITIES
Noninterest-bearing deposits	$107,921	$104,017
Interest-bearing deposits	228,926	230,221
Total Deposits	336,847	334,238

Short-term borrowings	40,000	20,000
Defined pension liability	323	335
Accrued Taxes Payable	102	—
Accrued expenses and other liabilities	749	835
Total Liabilities	378,021	355,408

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,810,961 and 2,801,149 shares as of September 30, 2018 and December 31, 2017 , respectively.	2,811	2,801
Additional paid-in capital	10,368	10,267
Retained earnings	21,936	21,605
Accumulated other comprehensive loss	(1,771)	(631)
Total Stockholders' Equity	33,344	34,042

Total Liabilities and Stockholders' Equity	$411,365	$389,450

See accompanying notes to unaudited consolidated financial statements.

-  3 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$3,269	$2,883	$9,100	$8,503
Interest and dividends on securities	526	498	1,585	1,523
Interest on deposits with banks and federal funds sold	67	53	165	115
Total Interest Income	3,862	3,434	10,850	10,141

INTEREST EXPENSE
Interest on deposits	362	324	997	984
Interest on short-term borrowings	198	142	506	309
Interest on long-term borrowings	—	33	—	185
Total Interest Expense	560	499	1,503	1,478

Net Interest Income	3,302	2,935	9,347	8,663

Provision for loan losses	246	78	601	243
Net interest income after provision for loan losses	3,056	2,857	8,746	8,420

NONINTEREST INCOME
Service charges on deposit accounts	59	72	187	208
Other fees and commissions	216	245	564	573
Gains on redemption of BOLI policies	—	—	308	1
Income on life insurance	41	51	130	151
Gains on sale of OREO	15	—	15	—
Other income	—	—	—	2
Total Noninterest Income	331	368	1,204	935

NONINTEREST EXPENSE
Salary and benefits	1,710	1,579	5,080	4,615
Occupancy and equipment expenses	272	382	850	865
Legal, accounting and other professional fees	212	180	721	648
Data processing and item processing services	168	130	454	442
FDIC insurance costs	64	64	187	188
Advertising and marketing related expenses	16	38	65	110
Loan collection costs	32	25	153	73
Telephone costs	56	98	181	212
Other expenses	226	217	911	944
Total Noninterest Expenses	2,756	2,713	8,602	8,097

Income before income taxes	631	512	1,348	1,258

Income tax (benefit) expense	89	101	73	194

NET INCOME	$542	$411	$1,275	$1,064

Basic and diluted net income per share of common stock	$0.19	$0.15	$0.45	$0.38

See accompanying notes to unaudited consolidated financial statements.

-  4 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$542	$411	$1,275	$1,064

Other comprehensive (loss) income :

Net unrealized gain (loss) on securities available for sale:
Net unrealized (loss) gain on securities during the period	(662)	(111)	(2,237)	795
Income tax benefit (expense) relating to item above	182	44	616	(313)
Reclassification adjustment for gain on sales of securities included in net income	—	—	—	(1)
Net effect on other comprehensive (loss) income	(480)	(67)	(1,621)	481

Net unrealized gain on interest rate swap:
Net unrealized gain on interest rate swap during the period	118	—	664	—
Income tax expense relating to item above	(33)	—	(183)	—
Net effect on other comprehensive income	85	—	481	—

Other comprehensive (loss) income	(395)	(67)	(1,140)	481

Comprehensive income	$147	$344	$135	$1,545

See accompanying notes to unaudited consolidated financial statements.

-  5 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2016	$2,787	$10,130	$21,708	$(810)	$33,815

Net income	—	—	1,064	—	1,064
Cash dividends, $0.30 per share	—	—	(837)	—	(837)
Dividends reinvested under
dividend reinvestment plan	10	103	—	—	113
Other comprehensive income	—	—	—	481	481

Balance, September 30, 2017	$2,797	$10,233	$21,935	$(329)	$34,636

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2017	$2,801	$10,267	$21,605	$(631)	$34,042

Net income	—	—	1,275	—	1,275
Cash dividends, $0.30 per share	—	—	(944)	—	(944)
Dividends reinvested under
dividend reinvestment plan	10	101	—	—	111
Other comprehensive loss	—	—	—	(1,140)	(1,140)

Balance, September 30, 2018	$2,811	$10,368	$21,936	$(1,771)	$33,344

See accompanying notes to unaudited consolidated financial statements.

-  6 -

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,275	$1,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	828	793
Provision for loan losses	601	243
Gain on life insurance	(308)	—
Gain on disposals of assets, net	(15)	(1)
Increase in cash surrender value of bank owned life insurance	(130)	(151)
Decrease in ground rents	8	7
(Increase) in accrued interest receivable	(100)	(6)
Net decrease in other assets	2,010	955
Net decrease (increase) in accrued expenses and other liabilities	5	(237)

Net cash provided by operating activities	4,174	2,667

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	8,048	12,613
Purchases of investment securities available for sale	(5,440)	(7,868)
Net (purchase) sales of Federal Home Loan Bank stock	(841)	2
Net increase in loans	(24,810)	(6,509)
Proceeds from sale of real estate acquired through foreclosure	114	—
Purchases of premises and equipment	(138)	(165)

Net cash used in investing activities	(23,067)	(1,927)

Cash flows from financing activities:
Net increase in deposits	2,611	859
Increase in short term borrowings	20,000	10,000
Decrease in long term borrowings	—	(10,000)
Cash dividends paid	(944)	(837)
Common stock dividends reinvested	111	113

Net cash provided by financing activities	21,778	135

Net increase in cash and cash equivalents	2,885	875

Cash and cash equivalents at beginning of year	12,605	10,622

Cash and cash equivalents at end of year	$15,490	$11,497

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,455	$1,621
Net income taxes (refunded) paid	(509)	152
Net (increase) decrease in unrealized depreciation on available for sale securities	(2,237)	795
Net increase in unrealized appreciation on swaps	664	—

Noncash Investing Activities:
Transfer of loans to real estate acquired through foreclosure	705	—

See accompanying notes to unaudited consolidated financial statements.

-  7 -

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2018 and December 31, 2017, the results of operations for the three- and nine-month periods ended September 30, 2018 and 2017, and the statements of cash flows for the three- and nine-month periods ended September 30, 2018 and 2017.  The operating results for the three- and nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018 or any future interim period.  The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.  The unaudited consolidated financial statements for September 30, 2018 and 2017, the consolidated balance sheet at December 31, 2017, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and diluted earnings per share:
Net income	$542,118	$410,403	$1,275,273	$1,064,116
Weighted average common shares outstanding	2,809,834	2,796,099	2,806,341	2,792,544
Basic and dilutive net income per share	$0.19	$0.15	$0.45	$0.38

Diluted earnings per share calculations were not required for the three- and nine-month periods ended September 30, 2018 and 2017, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at September 30, 2018 or December 31, 2017.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.  The Company held no held-to-maturity securities at September 30, 2018 or December 31, 2017.

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

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at September 30, 2018 and December 31, 2017:

	At September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$21,580	$13	$(1,028)	$20,565
Agency mortgage-backed securities	26,838	6	(1,230)	25,614
Municipal securities	35,268	27	(849)	34,446
U.S. Government agency securities	1,999	—	(80)	1,919
U.S. Treasury securities	1,501	—	(16)	1,485

Total securities available for sale	$87,186	$46	$(3,203)	$84,029

	At December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$24,063	$20	$(569)	$23,514
Agency mortgage-backed securities	25,725	4	(500)	25,229
Municipal securities	35,453	339	(159)	35,633
U.S. Government agency securities	3,526	—	(46)	3,480
U.S. Treasury securities	1,501	—	(8)	1,493

Total securities available for sale	$90,268	$363	$(1,282)	$89,349

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017 are as follows:

September 30, 2018	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$3,634	$(115)	$15,792	$(914)	$19,426	$(1,029)
Agency mortgage-backed securities	8,072	(340)	17,364	(889)	25,436	(1,229)
Municipal securities	21,078	(588)	6,034	(261)	27,112	(849)
U.S. Government agency securities	—	—	1,919	(80)	1,919	(80)
U.S. Treasury securities	985	(16)	500	—	1,485	(16)
	$33,769	$(1,059)	$41,609	$(2,144)	$75,378	$(3,203)

-  10 -

December 31, 2017	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$6,531	$(63)	$15,678	$(507)	$22,209	$(570)
Agency mortgage-backed securities	6,802	(80)	18,218	(420)	25,020	(500)
Municipal securities	2,396	(11)	6,230	(148)	8,626	(159)
U.S. Government agency securities	2,965	(37)	515	(9)	3,480	(46)
U.S. Treasury securities	1,494	(7)	—	—	1,494	(7)
	$20,188	$(198)	$40,641	$(1,084)	$60,829	$(1,282)

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

At September 30, 2018, the Company recorded unrealized losses in its portfolio of debt securities totaling $3.2 million related to one hundred sixty securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2017, the Company recorded unrealized losses in its portfolio of debt securities totaling $1.3 million related to one hundred fourteen securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Shown below are contractual maturities of debt securities at September 30, 2018.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2018

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$1,935	$1,937	3.62%
Over one to five years	2,467	2,452	2.30%
Over five to ten years	20,141	19,378	2.13%
Over ten years	62,643	60,262	2.86%
Total debt securities	$87,186	$84,029

_____________________

(1)  Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.

(2)  Yields on tax-exempt obligations are computed on a tax-equivalent basis.

-  11 -

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

	September 30,		December 31,
	2018		2017
(dollars in thousands)	Amount	%	Amount	%
Consumer	$14,602	5	$16,112	6
Residential real estate	82,705	28	81,926	30
Indirect	110,192	38	85,186	32
Commercial	13,266	4	11,257	4
Construction	2,677	1	3,536	1
Commercial real estate	71,539	24	73,595	27
Loans, net of deferred fees and costs	294,981	100	271,612	100
Less: Allowance for loan losses	(2,455)		(2,589)
Loans, net	$292,526		$269,023

The Bank’s net loans totaled $292.5 million at September 30, 2018, compared to $269.0 million at December 31, 2017, an increase of $23.5 million, or 8.74%.  Consumer loans decreased from $16.1 million at December 31, 2017 to $14.6 million at September 30, 2018, a decrease of $1.5 million, or 9.37%.  Residential real estate loans increased by $0.8 million, or 0.95%, from $81.9 million at December 31, 2017 to $82.7 million at September 30, 2018.  Indirect loans increased from $85.2 million at December 31, 2017 to $110.2 million at September 30, 2018, an increase of $25.0 million, or 29.36%.  Commercial loans increased $2.0 million, or 17.85%, to $13.3 million at September 30, 2018 compared to $11.3 million at December 31, 2017.  Construction loans decreased by $0.9 million, or 24.27% to $2.7 million at September 30, 2018, compare to $3.5 million at December 31, 2017.  Commercial real estate loans decreased from $73.6 million at December 31, 2017 to $71.5 million at September 30, 2018, a decrease of $2.0 million or 2.79%.

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

-  12 -

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

Each of these segments are reviewed and analyzed quarterly using the average historical charge-offs over a forty-eight to sixty month period for their respective segments as well as the following qualitative factors:

•

Changes in asset quality metrics including past due loans (30 - 89 days), nonaccrual loans, classified assets, watch list loans all in relation to total loans.  Also policy exceptions in relationship to loan volume.

•	Changes in the rate and direction of the loan volume by portfolio segment.
•	Concentration of credit including the concentration percentages, changes in concentration and concentrations relative to goals.
•	Changes in macro-economic factors including the rates and direction of unemployment, median income and population.
•	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes, and weighted required reserve trends.
•	Changes in rate and direction of charge offs and recoveries.

Transactions in the allowance for loan losses for the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows:

September 30, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Unallocated	Total

Balance, beginning of year	$214	$1,061	$774	$237	$12	$291	$—	$2,589
Charge-offs	(96)	(589)	(256)	(13)	—	—	—	(954)
Recoveries	46	2	171	—	—	—	—	219
Provision for loan losses	40	353	234	18	(9)	(35)	—	601

Balance, end of year	$204	$827	$923	$242	$3	$256	$—	$2,455

Individually evaluated for impairment:
Balance in allowance	$74	$—	$—	$208	$—	$—	$—	$282
Related loan balance	280	1,282	—	208	—	1,085	—	2,855

Collectively evaluated for impairment:
Balance in allowance	$130	$827	$923	$34	$3	$256	$—	$2,173
Related loan balance	14,322	81,423	110,192	13,058	2,677	70,454	—	292,126

-  13 -

December 31, 2017		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Unallocated	Total

Balance, beginning of year	$182	$1,042	$693	$284	$10	$259	$14	$2,484
Charge-offs	(96)	(3)	(458)	(9)	—	—	—	(566)
Recoveries	8	27	286	—	—	14	—	335
Provision for loan losses	120	(5)	253	(38)	2	18	(14)	336

Balance, end of year	$214	$1,061	$774	$237	$12	$291	$—	$2,589

Individually evaluated for impairment:
Balance in allowance	$52	$513	$—	$217	$—	$—	$—	$782
Related loan balance	160	2,345	—	217	—	1,176	—	3,898

Collectively evaluated for impairment:
Balance in allowance	$162	$548	$774	$20	$12	$291	$—	$1,807
Related loan balance	15,952	79,580	85,186	11,040	3,536	72,420	—	267,714

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	September 30,	September 30,
(dollars in thousands)	2018	2017
Average loans	$283,005	$269,333
Net charge offs to average loans (annualized)	0.35%	0.05%

During the nine-month period ending September 30, 2018, loans to 43 borrowers and related entities totaling approximately $954,000 were determined to be uncollectible and were charged off.  During the nine-month period ending September 30, 2017, loans to 48 borrowers and related entities totaling approximately $356,000 were determined to be uncollectible and were charged off.

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

As of September 30, 2018 and 2017, the Bank had outstanding commitments totaling $31.4 million and $21.3 million, respectively.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other

-  14 -

loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months
	Ended September 30,
(dollars in thousands)	2018	2017
Beginning balance	$24	$25
Reduction of unfunded reserve	(45)	(29)
Provisions charged to operations	46	17

Ending balance	$25	$13

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during 2018.

Asset Quality.  The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At September 30, 2018			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$14,187	$81	$—	$334	$14,602
Residential Real Estate	81,335	409	28	933	82,705
Indirect	109,380	677	—	135	110,192
Commercial	13,266	—	—	—	13,266
Construction	2,449	—	—	228	2,677
Commercial Real Estate	71,007	—	—	532	71,539

	$291,624	$1,167	$28	$2,162	$294,981

At December 31, 2017			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$15,823	$80	$24	$185	$16,112
Residential Real Estate	79,205	597	—	2,124	81,926
Indirect	83,932	1,166	—	88	85,186
Commercial	11,203	—	6	48	11,257
Construction	3,188	—	30	318	3,536
Commercial Real Estate	73,088	—	—	507	73,595

	$266,439	$1,843	$60	$3,270	$271,612

The balances in the above charts have not been reduced by the allowance for loan loss.  For the period ending September 30, 2018, the allowance for loan loss is $2.5 million.  For the period ending December 31, 2017, the allowance for loan loss is $2.6 million.

At September 30, 2018, there was $1.0 million in loans outstanding, that were in an accrual status, but known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  The three loans outstanding, totaling $1.0 million are as follows: $626,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated

-  15 -

payoff since we have an assignment of rents from the property which has a very long-term national tenant; $158,000 Home Equity Line of Credit which is paying as agreed, however the borrower has defaulted on other commercial loans which have been satisfied; and a $208,000 Commercial loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $208,000.  All three of these loans are classified with a risk rating of Substandard.

Non-accrual loans with specific reserves at September 30, 2018 are comprised of:

Consumer loans – Three loans to three borrowers that totaled $230,677 with specific reserves of $74,149 established for the loans.  One of these loans totaling $44,401 with a specific reserve in the amount of $15,953 was also a Troubled Debt Restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2018 and December 31, 2017.

September 30, 2018		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$231	$231	$5	$74	$274
Commercial	208	208	6	208	212
Total impaired loans with specific reserves	438	438	11	282	486

Impaired loans with no specific reserve:
Consumer	$104	$104	$1	$—	$50
Residential Real Estate	1,090	1,516	10	—	1,660
Indirect	108	108	—	—	—
Construction	228	228	—	—	236
Commercial Real Estate	1,158	1,468	27	—	1,643
Total impaired loans with no specific reserve	$2,688	$3,424	$38	—	$3,589

December 31, 2017		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$160	$160	$5	$52	$205
Residential Real Estate	1,294	1,322	—	513	1,312
Commercial	217	217	—	217	223
Total impaired loans with specific reserves	1,671	1,699	5	782	1,740

Impaired loans with no specific reserve:
Consumer	$49	$49	$—	—	$—
Residential Real Estate	992	1,760	11	—	1,572
Indirect	88	88	—	—	—
Commercial	2	2	—	—	2
Construction	318	318	—	—	322
Commercial Real Estate	1,194	1,194	39	—	1,632
Total impaired loans with no specific reserve	$2,643	$3,411	$50	—	$3,528

-  16 -

	September 30,	December 31,
(dollars in thousands)	2018	2017

Troubled debt restructured loans	$252	$263
Non-accrual and 90+ days past due and still accruing loans to average loans	0.85%	1.32%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	112.1%	77.7%

At September 30, 2018, there were two troubled debt restructured loans consisting of a commercial loan of $208,000 and a consumer loan of $44,000.  The consumer loan is in a nonaccrual status.

-  17 -

The following table shows the activity for non-accrual loans for the quarters ended September 30, 2017 and 2018.

		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Totals

December 31, 2016	403	2,508	193	—	—	647	3,751
Transfers into nonaccrual	6	524	624	48	84	132	1,418
Loans paid down/payoffs	(77)	(183)	(113)	—	(86)	(147)	(606)
Loans returned to accrual status	(47)	(132)	(162)	—	—	—	(341)
Loans charged off	(4)	(3)	(349)	—	—	—	(356)

September 30, 2017	281	2,714	193	48	(2)	632	3,866

December 31, 2017	185	2,124	88	48	318	507	3,270
Transfers into nonaccrual	261	183	464	—	—	2,082	2,989
Loans paid down/payoffs	(20)	(595)	(90)	(48)	(90)	(2,057)	(2,900)
Loans returned to accrual status	—	(191)	(71)	—	—	—	(262)
Loans charged off	(92)	(588)	(256)	—	—	—	(936)

September 30, 2018	334	933	135	—	228	532	2,162

Other Real Estate Owned.  At September 30, 2018, the Company had $705,000 in real estate acquired in partial or total satisfaction of debt, compared to $114,000 at December 31, 2017.  The $591,000 increase was due to the sale of one property and the addition of one new property.  All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned.  Losses arising at the date of acquisition are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expense of operation are included in noninterest expense.  Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average - low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)

-  18 -

5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment at September 30, 2018 and December 31, 2017:

September 30, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$14,191	$81,142	$109,785	$13,058	$2,677	$70,412	$291,265
Special mention	—	172	47	—	—	—	219
Substandard	411	1,391	340	208	—	1,127	3,477
Doubtful	—	—	20	—	—	—	20
Loss	—	—	—	—	—	—	—

	$14,602	$82,705	$110,192	$13,266	$2,677	$71,539	$294,981

Nonaccrual	334	933	135	—	228	532	2,162
Troubled debt restructures	44	—	—	208	—	—	252
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	44	—	—	—	—	—	44
Number of non-performing TDR accounts	1	—	—	—	—	—	1

December 31, 2017		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$15,952	$79,126	$84,574	$11,040	$3,536	$72,092	$266,320
Special mention	—	218	129	—	—	327	674
Substandard	160	2,582	383	217	—	1,176	4,518
Doubtful	—	—	100	—	—	—	100
Loss	—	—	—	—	—	—	—

	$16,112	$81,926	$85,186	$11,257	$3,536	$73,595	$271,612

Nonaccrual	185	2,124	88	48	318	507	3,270
Troubled debt restructures	46	—	—	217	—	—	263
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	46	—	—	—	—	—	46
Number of non-performing TDR accounts	1	—	—	—	—	—	1

-  19 -

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale and Interest Rate Swaps.  Investment securities available-for-sale and interest rate swap contracts are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities, and interest rate swap contracts.  Securities classified as Level 3 include asset-backed securities in illiquid markets.

The Bank may be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.

Loans.  At September 30, 2018, these assets include 23 loans, excluding $271,000 of residential real estate and indirect loans, classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs.  Loans which are deemed to be impaired ($2.8 million of loans with $282,000 of specific reserves as of September 30, 2018) and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans ($2.6 million of the total impaired loans as of September 30, 2018).  On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers.  We obtain an appraisal on properties when they become impaired and have new appraisals at least every year.  Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property.  Therefore the most significant unobservable inputs is the details of the amenities included within

-  20 -

the property and the condition of the property.  Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value.  Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances.  The remaining impaired loans ($523,000 million with $223,000 of specific reserves as of September 30, 2018) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
September 30, 2018
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$20,565	$—	$20,565
Agency mortgage-backed securities	—	25,614	—	25,614
Municipal securities	—	34,446	—	34,446
U.S. Government agency securities	—	1,919	—	1,919
U.S. Treasury securities	—	1,485	—	1,485
Interest rate swap	—	517	—	517

Non-recurring:
Maryland Financial Bank stock	—	—	23	23
Impaired loans	—	—	2,844	2,844
OREO	—	705	—	705
	$—	$85,251	$2,867	$88,118
December 31, 2017
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$23,514	$—	$23,514
Agency mortgage-backed securities	—	25,229	—	25,229
Municipal securities	—	35,633	—	35,633
U.S. Government agency securities	—	3,480	—	3,480
U.S. Treasury securities	—	1,493	—	1,493
Interest rate swap	—	49	—	49
Non-recurring:
Maryland Financial Bank stock	—	—	30	30
Impaired loans	—	—	3,532	3,532
OREO	—	114	—	114
	$—	$89,512	$3,562	$93,074

The estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are summarized below.  The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values.  Also, the calculation

-  21 -

of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2018		December 31, 2017
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$5,282	$5,282	$2,610	$2,610
Interest-bearing deposits in other financial institutions	10,208	10,208	9,846	9,846
Federal funds sold	327	327	149	149
Investment securities available for sale	84,029	84,029	89,349	89,349
Investments in restricted stock	2,073	2,073	1,232	1,232
Ground rents	146	146	153	153
Loans, less allowance for credit losses	292,526	294,316	269,023	275,819
Accrued interest receivable	1,233	1,233	1,133	1,133
Cash value of life insurance	7,818	7,818	8,713	8,713

Financial liabilities:
Deposits	336,847	314,413	334,238	324,512
Long-term borrowings	—	—	—	—
Short-term borrowings	40,000	39,957	20,000	20,739
Accrued interest payable	149	149	101	101
Unrecognized financial instruments:
Commitments to extend credit	31,401	31,401	19,109	19,109
Standby letters of credit	1,025	1,025	71	71

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
September 30, 2018	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$15,817	$15,817	$15,817	—	$—
Loans receivable, net	292,526	294,316	—	—	294,316
Cash value of life insurance	7,818	7,818	—	7,818	—
Financial instruments - Liabilities
Deposits	336,847	314,413	—	314,413	—
Short-term debt	40,000	39,957	—	39,957	—

Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flows.  The discounts used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs and optionality of such instruments.

The fair value of cash and due from banks, federal funds sold, investments in restricted stocks and accrued interest receivable are equal to the carrying amounts.  The fair values of investment securities are determined using market quotations if available, or measured using pricing models or other model-based valuation techniques such as present value and future value cash flows.  The fair value of loans receivable is estimated using discounted cash flow analysis.  For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.  Cash surrender value of life insurance is reported in the Level 2 fair value category.  The fair value of FHLB borrowings is estimated based upon discounted future cash flows using a discounted rate comparable to the current market rate for such borrowings.  FHLB borrowings are reported in the Level 2 fair value category.

The fair value of non-interest bearing deposits, interest-bearing checking, savings, and money market deposit accounts, securities sold under agreements to repurchase, and accrued interest payable are equal to the carrying amounts.  The fair value of fixed-maturity time deposits is estimated using discounted cash flow analysis.

-  22 -

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued several exposure drafts which, if adopted, could significantly alter the Company’s (and all other financial institutions’) method of accounting for, and reporting, its financial assets and some liabilities from a historical cost method to a fair value method of accounting as well as the reported amount of net interest income.  The Company has not determined the extent of the possible changes at this time.  The exposure drafts are in different stages of review, approval and possible adoption.

Accounting Standards Update (“ASU”) 2014‑09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014‑09 implements a common revenue standard that clarifies the principles for recognizing revenue.  The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:  (i)  identify the contract(s) with a customer, (ii)  identify the performance obligations in the contract, (iii)  determine the transaction price, (iv)  allocate the transaction price to the performance obligations in the contract and (v)  recognize revenue when (or as) the entity satisfies a performance obligation.  The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income.  ASU 2014‑09 was effective for the Company on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2016‑1, “Financial Instruments – Overall (Subtopic 825‑10):  Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017.  The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material impact on the consolidated financial statement.  The Bank’s equity securities are membership stocks in the Federal Home Loan Bank and Maryland Financial Bank and thereby excluded from fair value pricing.  For exit pricing on loans, the Company used data on recent originations which captured expectations of the credit risk “premium” and an analysis of prepayments which captures the Company’s historical prepayment experience.

ASU 2016‑02, “Leases (Topic 842).”  ASU 2016‑02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  ASU 2016‑02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.”  ASU 2016‑2 will be effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company is currently evaluating the potential impact of ASU 2016‑02 on our financial statements and does not expect it to have a significant impact on the Company’s financial statements.

ASU 2016‑05, “Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.”  ASU 2016‑05 clarifies that a change in the counterparty to a derivative instrument

-  23 -

that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  ASU 2016‑05 was effective for us on January 1, 2017 and did not have a significant impact on our financial statements.

ASU 2016‑09, “Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.”  Under ASU 2016‑09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur.  Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available.  Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital.  Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case.  ASU 2016‑09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.  ASU 2016‑09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions.  ASU 016‑09 was effective on January 1, 2017 and did not have a significant impact on the Company’s financial statements.

ASU No. 2016‑13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” which updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  While the Company generally expects that the implementation of ASU 2016-13 will increase the allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements.

ASU 2016‑15, “Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016‑15”).  ASU 2016 15 addresses the following eight specific cash flow issues:  Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle.  ASU 2016‑15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early application is permitted, including adoption in an interim period.  The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

ASU 2016‑18, “Statement of Cash Flows (Topic 230) - Restricted Cash.”  ASU 2016‑18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  ASU 2016‑18 was effective for the Company on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017‑01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.”  ASU 2017‑01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business.  ASU 2017‑01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU 2017‑01 was effective for the Company on January 1, 2018 and did not have a significant impact on our financial statements.

-  24 -

ASU 2017‑08, “Receivables – Nonrefundable Fees and Other Costs:  Premium Amortization on Purchased Callable Debt Securities.”  ASU 2017‑08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date.  Today, entities generally amortize the premium over the contractual life of the security.  The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity.  ASU No. 2017‑08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted.  The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

ASU No. 2017-12, “Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities.”  This standard better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedge instruments and the hedged item in the financial statements.  Adoption for this ASU is required for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted.  The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The ASU does not have any impact on the underlying ASC 740 guidance that requires the effect of a change in tax law be included in income from continuing operations.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company adopted the guidance in the ASU in its December 31, 2017 consolidated financial statements resulting in a reclassification of $0.1 million of stranded tax effects related to net unrealized losses on investment securities.  The impact was not material.

ASU No. 2018-11, “Leases - Targeted Improvements.”  ASU No. 2018-11 provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02.  Specifically, under the amendments in ASU 2018-11:  (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2)  lessors may elect not to separate lease and non-lease components when certain conditions are met.  The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options.  ASU 2018-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2018-13, “Fair Value Measurement (Topic 820).”  ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.  ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted.  Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date.  As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2018-14,  “Compensation – Retirement Benefit Plans – General (Subtopic 715-20).”    ASU 2018-14 makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption

-  25 -

is permitted.  As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  In the first nine months of 2018, the Bank’s loan portfolio grew by $23.5 million or 8.74%, and deposit balances increased by $2.6 million or 0.78%.    The Company has a very strong capital position and capacity for future growth with estimated total regulatory capital to risk weighted assets of 12.64% as of September 30, 2018, as compared to 14.68% for the same period of 2017.

Return on average assets for the three- and nine-month periods ended September 30, 2018 was 0.54% and 0.65%, respectively, as compared to 0.42% and 0.55% for the three- and nine-month periods ended September 30, 2017.  Return on average equity for the three- and nine-month periods ended September 30, 2018 was 6.50% and 7.56%, respectively, as compared to 4.82% and 6.33% for the three- and nine-month periods ended September 30, 2017.

The book value per share of Bancorp’s common stock was $11.86 at September 30, 2018, as compared to $12.38 per share at September 30, 2017.

At September 30, 2018, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s estimated tier 1 risk-based capital ratio was 11.75% at September 30, 2018, as compared to 12.83% at December 31, 2017.

Our liquidity position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

Net income available to common stockholders for the three-month period ended September 30, 2018 was $542,000, or $0.19 per basic and diluted share compared to $411,000, or $0.15 per basic and diluted share for the same period of 2017.    Net income available to common stockholders for the nine-month period ended September 30, 2018 was $1.3 million, or $0.45 per basic and diluted share compared to $1.1 million, or $0.38 per basic and diluted share for the same period of 2017.    The results recorded for the three-month period ending September 30, 2018 exceeded the same period of 2017 resulting primarily from higher net interest income, noninterest expenses and provision for loan losses.

-  26 -

The results recorded for the nine-month period ending September 30, 2018 exceeded the same period of 2017 resulting primarily from higher net interest income and gains on redemption of BOLI policies, offset by higher tax expense, noninterest expenses and provision for loan losses.

RESULTS OF OPERATIONS

Net Interest Income.  The Company’s net interest income for the three-month period ended September 30, 2018 was $3.3 million, as compared to $2.9 million for the same period in 2017, an increase of $367,000, or 12.50%.  The Company’s net interest income for the nine-month period ended September 30, 2018 was $9.3 million, as compared to $8.7 million for the same period in 2017, an increase of $684,000, or 7.9%.

Total interest income for the third quarter 2018 increased $428,000, or 12.46% when compared to the same period in 2017 from $3.4 million in 2017 to $3.9 million in 2018.  The primary driver of the increase was an increase of $386,000 in interest and fees on loans.  Total interest income for the nine months ended September 30, 2018 increased $709,000 when compared to the same period in 2017 from $10.1 million in 2017 to $10.9 million in 2018, an increase of 6.99%.  The primary driver of the increase in total interest income was an increase of $597,000 in interest and fees on loans resulting from $23.5 million of net growth in the loan portfolio of which $25.0 million was in indirect loans.

Interest expense for the third quarter 2018 increased $61,000 from $499,000 for the same period in 2017 to $560,000 in 2018, an increase of 12.22%.  Interest expense for the nine months ended September 30, 2018 increased $25,000 from $1.48 million for the same period in 2017 to $1.50 million in 2018, an increase of 1.69%.  The primary driver for the increase in interest expense was the $20 million increase in short-term borrowings.

Net interest margin for the three-month period ended September 30, 2018 was 3.34% compared to 3.10% for the three-month period ended September 30, 2017.  The increase was primarily due to a $16.6 million increase in the average balance of interest earning assets.  The yield on interest earning assets increased by 0.28% from 3.63% for the three-month period ended September 30, 2017 to 3.91% for the same period of 2018.  The cost of funds increased 0.05% from 0.55% for the three-month period ended September 30, 2017 to 0.60% for the same period of 2018.  Net interest margins for the nine-month period ended September 30, 2018 was 3.26% compared to 3.09% for the nine-month period ended September 30, 2017.  The increase was primarily due to an $8.5 million increase in the average balance of interest earning assets.  The yield on interest earning assets increased by 0.17% from 3.62% for the nine-month period ended September 30, 2017 to 3.79% for the same period of 2018.

-  27 -

The following tables set forth, for the periods indicated, information regarding the average balances of interest earning assets and interest bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest earning assets and rates paid on average interest bearing liabilities.

	Three Months Ended September 30,
	2018			2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$7,360	$44	2.37%	$12,765	$38	1.19%
Investment securities available for sale	88,611	526	2.36	90,028	498	2.19
Restricted equity securities	1,846	23	4.89	1,384	15	4.39
Total interest bearing deposits/investments	97,817	593	2.40	104,177	551	2.10

Loans:
Commercial & industrial	12,797	202	6.27	11,721	173	5.85
Commercial real estate	74,926	977	5.18	67,159	848	5.01
Residential real estate	83,438	1,003	4.77	85,468	975	4.53
Indirect automobile	105,802	792	2.97	84,163	546	2.57
Construction	2,806	48	6.73	7,186	106	5.88
Consumer & other	14,180	247	6.92	15,276	235	6.10
Total loans	293,949	3,269	4.41	270,973	2,883	4.22
Total interest-earning assets	391,766	3,862	3.91	375,150	3,434	3.63

Cash	3,540			3,526
Allowance for loan losses	(2,358)			(2,657)
Market valuation	(2,637)			(441)
Other assets	17,351			18,396
Total non-earning assets	15,896			18,824
Total assets	$407,662			$393,974

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$112,405	20	0.07%	$112,446	16	0.06%
Money market	19,589	2	0.05	19,332	2	0.05
Certificates of deposit	100,385	340	1.34	98,962	306	1.23
Total interest-bearing deposits	232,379	362	0.62	230,740	324	0.56

Borrowed Funds:
FHLB advances	34,487	198	2.28	23,667	175	2.93
Total borrowed funds	34,487	198	2.28	23,667	175	2.93
Total interest-bearing liabilities	266,866	560	0.83	254,407	499	0.78

Non-interest-bearing deposits	106,033			103,999
Total cost of funds	372,899	560	0.60	358,406	499	0.55

Other liabilities and accrued expenses	930			1,094
Total liabilities	373,829			359,500

Stockholder's equity	33,833			34,474
Total liabilities and equity	$407,662			$393,974
Net interest income		$3,302			$2,935
Yield on earning assets			3.91%			3.63%
Cost of interest-bearing liabilities			0.83%			0.78%
Net interest spread			3.08%			2.85%
Net interest margin			3.34%			3.10%

-  28 -

	Nine Months Ended September 30,
	2018			2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$7,843	$103	1.75%	$11,869	$80	0.90%
Investment securities available for sale	90,783	1,585	2.33	92,151	1,523	2.21
Restricted equity securities	1,562	62	5.34	1,304	35	3.59
Total interest bearing deposits/investments	100,188	1,750	2.34	105,324	1,638	2.08

Loans:
Commercial & industrial	11,815	544	6.15	11,974	500	5.58
Commercial real estate	73,987	2,756	4.98	67,328	2,479	4.92
Residential real estate	82,535	2,821	4.57	87,897	3,011	4.58
Indirect automobile	96,124	2,083	2.90	80,553	1,556	2.58
Construction	3,664	170	6.19	6,514	277	5.69
Consumer & other	14,880	726	6.52	15,067	680	6.03
Total loans	283,005	9,100	4.30	269,333	8,503	4.22
Total interest-earning assets	383,193	10,850	3.79	374,657	10,141	3.62

Cash	2,925			3,264
Allowance for loan losses	(2,556)			(2,628)
Market valuation	(2,325)			(861)
Other assets	17,852			18,405
Total non-earning assets	15,896			18,180
Total assets	$399,089			$392,837

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$114,109	56	0.07%	$111,724	45	0.05%
Money market	19,929	7	0.05	19,341	7	0.05
Certificates of deposit	97,000	934	1.29	101,636	932	1.23
Total interest-bearing deposits	231,038	997	0.58	232,701	984	0.57

Borrowed Funds:
FHLB advances	27,878	506	2.43	21,777	494	3.03
Total borrowed funds	27,878	506	2.43	21,777	494	3.03
Total interest-bearing liabilities	258,916	1,503	0.78	254,478	1,478	0.78

Non-interest-bearing deposits	105,089			103,269
Total cost of funds	364,005	1,503	0.55	357,747	1,478	0.55

Other liabilities and accrued expenses	882			1,027
Total liabilities	364,887			358,774

Stockholder's equity	34,202			34,063
Total liabilities and equity	$399,089			$392,837
Net interest income		$9,347			$8,663
Yield on earning assets			3.79%			3.62%
Cost of interest-bearing liabilities			0.78%			0.78%
Net interest spread			3.01%			2.84%
Net interest margin			3.26%			3.09%

Provision for Credit Losses.  The Company recognized provisions for credit losses in the amount of $246,000 and $78,000 for the three-month periods ending September 30, 2018 and 2017, respectively.  The increase in provision for credit losses in the 2018 period was primarily the result of the negative effect on the loss history rate used to establish the required reserves for residential real estate loans of a single loan charge off.  The Company made a provision for credit losses of $601,000 for the nine-month period ending September 30, 2018 and $243,000 during the nine-month

-  29 -

period ending September 30, 2017.  The increase in provision for credit losses in the 2018 period was the result of the deteriorated credit quality of a single participated loan.  As of September 30, 2018, the allowance for credit losses equaled 112.1% of non-accrual and 90+ days past due loans as compared to 66.1% at September 30, 2017.  During the nine-month period ended September 30, 2018, the Company recorded net charge-offs of $735,000 as compared to net charge-offs of $104,000 during the corresponding period of the prior year.

Noninterest Income.  Noninterest income decreased to $331,000 for the three-month period ended September 30, 2018, from $368,000 for the corresponding period in 2017, a decrease of $37,000, or 10.05%.  The decrease was primarily due to a $13,000 decrease in service charges on deposit accounts, $10,000 decrease in income on life insurance policies and $29,000 decrease in other fees and commissions, offset by a $15,000 gain on the sale of an OREO property in the third quarter of 2018.  Noninterest income increased to $1.2 million for the nine-month period ended September 30, 2018, from $935,000 for the corresponding period in 2017, an increase of $269,000, or 28.77%.  The increase was primarily due to $307,000 in gains on the redemption of bank-owned life insurance policies.

Noninterest Expenses.  Noninterest expenses increased from $2.7 million for the three-month period ended September 30, 2017, to $2.8 million for the corresponding period in 2018, an increase of $43,000, or 1.58%.  The increase was primarily due to increases in salary and employee benefits, legal, accounting and other professional fees, data processing and items processing service, offset by decreases in occupancy and equipment expenses, advertising and marketing related expenses and telephone costs.  Noninterest expenses increased from $8.1 million for the nine-month period ended September 30, 2017, to $8.6 million for the corresponding period in 2018, an increase of $505,000, or 6.24%.  The increase was primarily due to increases in salary and employee benefits, legal, accounting and other professional fees and loan collection costs, partially offset by decreases in advertising and marketing related expenses and telephone costs.

Income Taxes.  During the three-month period ended September 30, 2018, the Company recorded income tax expense of $89,000 compared to income tax expense of $101,000 for the same period in 2017.  The Company’s effective tax rate for the three-month period in 2018 was 14.10% compared to 19.73% for the prior year period.  During the nine-month period ended September 30, 2018, the Company recorded income tax expense of $73,000 as compared to income tax expense of $194,000 for the same period in 2017.  The Company’s effective tax rate for the nine-month period ending September 30, 2018 was 5.42% as compared to 15.42% for the prior year period.  The significant difference in the effective tax rate for both periods was due to the decrease in federal tax for deferred tax assets resulting from the Tax Reform Act of 2017 and the gain on the redemptions of Bank Owned Life Insurance policies in the period, which is tax exempt.

Comprehensive Income (Loss).  In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements.  Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts.  For the third quarter of 2018, comprehensive income, net of tax, totaled $147,000 as compared to comprehensive income of $344,000 for the same period in 2017.  The decrease was due to higher net unrealized losses on fixed rate available for sale securities driven by rising interest rates.  For the nine months ended September 30, 2018, comprehensive income, net of tax, totaled $135,000 as compared to comprehensive income of $1.5 million for the same period in 2017.  The decrease was driven by $1.6 million of net unrealized losses on available for sale securities driven by rising interest rates, offset by $481,000 of net gains on interest rate swap contracts.

FINANCIAL CONDITION

General.  The Company’s assets increased to $411.4 million at September 30, 2018 from $389.5 million at December 31, 2017, an increase of $21.9 million or 5.63%, primarily due to increases in net loans.  The Bank’s cash and cash equivalents as of September 30, 2018, totaled $15.5 million, an increase of $2.9 million, or 22.89% from $12.6 million at December 31, 2017.

The Company’s investment securities available for sale totaled $84.0 million at September 30, 2018, a $5.3 million, or 5.95% decrease from $89.3 million at December 31, 2017, primarily due to principle and interest payments received on existing securities and increases in unrealized losses due to rising interest rates.

-  30 -

The Bank’s net loans totaled $292.5 million at September 30, 2018 as compared to $269.0 million at December 31, 2017,  an increase of $23.5 million, or 8.74%,  primarily attributable to an increase in indirect, residential real estate and commercial loans, offset by decreases in consumer, construction loans and commercial real estate loans.

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

At September 30, 2018, impaired loans totaled $3.1 million.  Included in the impaired loans total were $2.2 million in loans classified as nonaccrual loans.  At September 30, 2018, troubled debt restructurings included in impaired loans totaled $252,000.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Nonaccrual loans	$2,162	$3,270
TDR loans excluding those in nonaccrual loans	208	217
Accruing loans past due 90+ days	28	60

Total nonperforming loans	2,397	3,547

Real estate acquired through foreclosure	705	114

Total nonperforming assets	$3,103	$3,661

Nonperforming assets to total assets	0.75%	0.94%

Deposits as of September 30, 2018 totaled $336.8 million, an increase of $2.6 million, or 0.8% from $334.2 million at December 31, 2017.  Demand deposits as of September 30, 2018, totaled $107.9 million, an increase of $3.9 million, or 3.8% from $104.0 million at December 31, 2017.  Interest-bearing checking accounts as of September 30, 2018, totaled $25.7 million, a decrease of $3.1 million, or 10.8% from $28.8 million at December 31, 2017.  Savings accounts as of September 30, 2018 totaled $82.8 million, a decrease of $3.1 million, or 3.6%, from $85.9 million at December 31, 2017. Money market accounts as of September 30, 2018, totaled $19.5 million, a decrease of $0.4 million, or 2.0%, from $19.9 million at December 31, 2017.  Time deposits under $100,000 totaled $52.8 million on September 30, 2018, a $0.5 million, or 1.0% increase from the $52.3 million at December 31, 2017.  Time deposits over $100,000 totaled $48.1 million on September 30, 2018, an increase of $4.6 million, or 10.6% from $43.5 million at December 31, 2017.

-  31 -

Deposits for the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017		2018 vs 2017
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$107,921	32.0%	$104,017	31.1%	$3,904	3.8%

Interest-bearing deposits:
Checking	25,744	7.6%	28,774	8.6%	(3,030)	(10.5)%
Savings	82,785	24.6%	85,890	25.7%	(3,105)	(3.6)%
Money market	19,505	5.8%	19,855	5.9%	(350)	(1.8)%
Total interest-bearing checking, savings and money market deposits	128,034	38.0%	134,519	40.2%	(6,485)	(4.8)%

Time deposits under $100,000	52,828	15.7%	52,250	15.7%	578	1.1%
Time deposits of $100,00 or more	48,064	14.3%	43,452	13.0%	4,612	10.6%
Total time deposits	100,892	30.0%	95,702	28.7%	5,190	5.4%

Total interest-bearing deposits	228,926	68.0%	230,221	68.9%	(1,295)	(0.6)%

Total Deposits	$336,847	100.0%	$334,238	100.0%	$2,609	0.8%

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

For the nine months ended September 30, 2018, the Bank accrued $264,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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
-  32 -

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

At September 30, 2018, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

The foregoing analysis assumes that the Company’s assets and liabilities move with rates at their earliest repricing opportunities based on final maturity.  Mortgage backed securities are assumed to mature during the period in which they are estimated to prepay and it is assumed that loans and other securities are not called prior to maturity.  Certificates of deposit and IRA accounts are presumed to reprice at maturity.  NOW savings accounts are assumed to reprice within nine months although it is the Company’s experience that such accounts may be less sensitive to changes in market rates.

The Bank utilizes a simulation model to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the economic value of equity.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of September 30, 2018, the model produced the following sensitivity profile for net interest income and the economic value of equity.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(4)%	(3)%	(3)%	(4)%
September 30, 2018	(7)%	(2)%	0%	1%
September 30, 2017	(15)%	(8)%	4%	7%

-  33 -

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2018.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$5,282
Federal funds and overnight deposits	10,208	—	—	—	10,208
Securities	—	1,937	2,452	79,640	84,029
Loans	709	1,953	72,561	217,303	292,526
Fixed assets	—	—	—	—	3,154
Other assets	—	—	—	—	16,166
Total assets	$10,917	$3,890	$75,013	$296,943	$411,365

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$107,921
NOW accounts	25,744	—	—	—	25,744
Money market deposit accounts	19,505	—	—	—	19,505
Savings accounts	82,785	—	—	—	82,785
IRA accounts	4,941	9,319	17,714	418	32,392
Certificates of deposit	13,925	30,815	23,658	102	68,500
Long-term borrowings	—	—	—	—	—
Short-term borrowings	40,000	—	—	—	40,000
Other liabilities	—	—	—	—	1,174
Stockholders’ equity:	—	—	—	—	33,344
Total liabilities and stockholders' equity	$186,900	$40,134	$41,372	$520	$411,365

GAP	$(175,983)	$(36,244)	$33,641	$296,423
Cumulative GAP	$(175,983)	$(212,227)	$(178,586)	$117,837
Cumulative GAP as a % of total assets	(42.78)%	(51.59)%	(43.41)%	28.65%

As shown above, measures of net interest income at risk were less favorable at September 30, 2018 than at September 30, 2017 over a 12-month modeling period.  All measures remained within prescribed policy limits in the up interest rate scenarios.  Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.  The primary contributor to the less favorable position was the less asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2018	5%	4%	(5)%	(15)%
September 30, 2017	(12)%	(1)%	1%	(8)%

Inasmuch as a large portion of the Company’s deposits are non-interest bearing, in an increasing interest rate environment the Company’s interest income increases at a proportionally greater rate than its total interest expense,

-  34 -

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of six months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.  The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2018, totaled $15.5 million, an increase of $2.9 million, or 23.02% from the $12.6 million at December 31, 2017.

As of September 30, 2018, the Bank was permitted to draw on a $100.4 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans.  At December 31, 2017, there were $20.0 million in short-term borrowings from FHLB and as of September 30, 2018, there were $40.0 million in short-term borrowings outstanding with various monthly and quarterly call features. The increase in FHLB short-term borrowings was used to fund higher than projected loan growth in the first nine months of 2018, during which period deposits grew at a much slower pace.   In addition, the Bank has two unsecured federal funds lines of credit in the amount of $5.0 million and $6.0 million, of which nothing was outstanding as of September 30, 2018.

The Company’s stockholders’ equity decreased $698,000, or 2.05% during the nine-month period ended September 30, 2018, primarily due to an increase in accumulated other comprehensive loss, net of taxes (“AOCI”), partially offset by increases in retained earnings and issuances of common stock under the Company’s dividend reinvestment plan.  The Company’s AOCI decreased by $1,140,000, or 180.67% from a loss of $631,000 at December 31, 2017 to a loss of $1,771,000 at September 30, 2018, resulting from market value losses on securities available for sale and increases in the fair value of interest rate swap contracts.  Retained earnings increased by $331,000, or 1.53% as the result of the Company’s net income for the nine-month period ended September 30, 2018, offset by dividends paid on common stock.

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

-  35 -

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

The regulations impose two sets of capital adequacy requirements:  minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At September 30, 2018, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.08%, a Tier 1 risk-based capital ratio of 11.75%, a common equity Tier 1 risk-based capital ratio of 11.75%, and a total risk-based capital ratio of 12.64%.  The Company’s capital amounts and ratios at September 30, 2018 and December 31, 2017 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$32,781	11.75%	$12,551	4.50%	$18,130	6.50%
Total capital (to risk weighted assets)	$35,260	12.64%	$22,313	8.00%	$27,892	10.00%
Tier 1 capital (to risk weighted assets)	$32,781	11.75%	$16,735	6.00%	$22,313	8.00%
Tier 1 leverage (to average assets)	$32,781	8.08%	$16,230	4.00%	$20,287	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$32,946	12.83%	$11,553	4.50%	$16,687	6.50%
Total capital (to risk weighted assets)	$35,543	13.84%	$20,538	8.00%	$25,673	10.00%
Tier 1 capital (to risk weighted assets)	$32,946	12.83%	$15,404	6.00%	$20,538	8.00%
Tier 1 leverage (to average assets)	$32,928	8.43%	$15,617	4.00%	$19,521	5.00%

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

-  36 -

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

-  37 -

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None.

-  38 -

ITEM 6.EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8‑A filed December 27, 1999, File No. 0‑24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended June 30, 2003, File No. 0‑24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8‑K filed December 8, 1999, File No. 0‑24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended June 30, 2003, File No. 0‑24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S‑8, File No.33‑62280)
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

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

-  39 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: November 13, 2018	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer

-  40 -