Form 10-K
period 2018-12-31
GLEN BURNIE BANCORP
filed 2019-03-29
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018 or

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

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer☒	Smaller Reporting Company☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $24,570,796, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

The number of shares of common stock outstanding as of March 21, 2019 was 2,817,821.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLEN BURNIE BANCORP

2018 ANNUAL REPORT ON FORM 10‑K

PART I

As used in this Annual Report, the term “the Company” refers to Glen Burnie Bancorp and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Glen Burnie Bancorp and its consolidated subsidiaries.

ITEM 1. BUSINESS

GENERAL

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland.  The Company owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Odenton, Riviera Beach, Crownsville, Severn (two locations), Linthicum and Severna Park, Maryland.  The Bank also maintains a remote Automated Teller Machine (“ATM”) located in Pasadena, Maryland.  The Bank maintains a website at www.thebankofglenburnie.com.  It is the oldest independent commercial bank in Anne Arundel County.  The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations.

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

The Company also owns all of the outstanding shares of common stock of GBB Properties, Inc. (“GBB”), another Maryland corporation which was organized in 1994 and which is engaged in the business of acquiring, holding and disposing of real property, typically acquired in connection with foreclosure proceedings (or deeds in lieu of foreclosure) instituted by the Bank or acquired in connection with branch expansions by the Bank (See next paragraph.)

RECENT DEVELOPMENTS

On December 22, 2017, President Trump signed into law major tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act").  The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35% to 21% and makes many other changes to the U.S. tax code.  We were required to revalue our deferred tax assets and liabilities at the new statutory tax rate upon enactment.  As a result of this revaluation, in 2017, we recognized a one-time $0.6 million income tax expense.

On January 10, 2019, the Boards of Bancorp and the Bank approved the contribution from Bancorp to the Bank of all of the common stock of GBB.  The contribution and assignment of 3,600 shares of common stock occurred on January 22, 2019 and was treated as a capital contribution.

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

STRATEGY

We operate on the premise that the consolidation activities in the banking industry have created an opportunity for a well-capitalized community bank to satisfy banking needs that are no longer being adequately met in the local market.  Large national and regional banks are catering to larger customers and provide an impersonal experience, and typical community banks, because of their limited capacity, are unable to meet the needs of many small-to-medium-sized businesses.  Specifically, as a result of bank mergers, many banks in the Baltimore metropolitan area became local branches of large regional and national banks.  Although size gave the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, we believe that these larger, national banks remain focused on a mass market approach which de-emphasizes personal contact and service.  We also believe that the centralization of decision-making power at these large institutions has resulted in a lack of customer service.  At many of these institutions, determinations are made at the out-of-state “home office" by individuals who lack personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution.  We believe that this trend is ongoing, and continues to be particularly frustrating to owners of small and medium-sized businesses, business professionals and individual consumers who traditionally have been accustomed to dealing directly with a bank executive who had an understanding of their banking needs with the ability to deliver a prompt response.

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

Indirect Automobile Lending

The Bank commenced its indirect lending program in January 1998.  The Bank finances new and used automobiles for terms of no more 75 months.  The Bank will lend a maximum of 110% of invoice on new vehicles.  On used vehicles, the Bank will lend no more than 120% of the clean trade value as defined by a major national publication approved by the Bank.  The Bank requires all borrowers to obtain vendors single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses.  The Bank originates indirect loans through a network of approximately 65 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties.  Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

Consumer Lending

We offer various types of secured and unsecured consumer loans.  Generally, our consumer loans are made for personal, family or household purposes as a convenience to our customer base.  As a general guideline, a consumer’s total debt service should not exceed 40% of their gross income.  The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.

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

Other Banking Products

We offer our customers treasury services products that include wire transfer and ACH services, debit card and automated teller machines and safe deposit boxes at all branches.  In addition to traditional deposit services, we offer telephone banking services, mobile banking, internet banking services and internet bill paying services to our customers.

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

EMPLOYEES

At December 31, 2018, the Bank had 98 full-time equivalent employees.  Neither the Company nor GBB currently has any employees.  None of our employees are represented by a union or covered under a collective bargaining agreement.  Management considers its employee relations to be excellent.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”), which is one of 11 regional banks in the Federal Home Loan Bank System.  The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership.  As of December 31, 2018, the Bank was in compliance with this requirement.

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

As of December 31, 2018, we were in compliance with all applicable regulatory capital requirements.  Management also believes that, as of that date, we would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis had those requirements been currently in effect.

Loans-to-One Borrower

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital).  As of December 31, 2018, the Bank was in compliance with the loans-to-one-borrower limitations.

Prompt Corrective Action Regulations

The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized.  At December 31, 2018, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices (dollars in thousands):

	Year	Owned/		Approximate
	Opened	Leased	Book Value	Square Footage	Deposits
Main Office:
101 Crain Highway, S.E.	1953	Owned	$312	10,000	$92,369
Glen Burnie, MD 21061

Branches:
Odenton	1969	Owned	120	6,000	33,822
1405 Annapolis Road
Odenton, MD 21113

Riviera Beach	1973	Owned	164	2,500	34,050
8707 Ft. Smallwood Road
Pasadena, MD 21122

Crownsville	1979	Owned	329	3,000	60,471
1221 Generals Highway
Crownsville, MD 21032

Severn	1984	Owned	70	2,500	34,490
811 Reece Road
Severn, MD 21144

New Cut Road	1995	Owned	974	2,600	34,318
740 Stevenson Road
Severn, MD 21144

Linthicum	2005	Leased	50	2,500	19,098
Burwood Village Shopping Center
Glen Burnie, MD 21060

Severna Park	2002	Leased	29	2,184	13,835
534 Ritchie Highway
Severna Park, MD 21146

Operations Centers:
106 Padfield Blvd.	1991	Owned	620	16,200	N/A
Glen Burnie, MD 21061

103 Crain Highway, S.E.	2000	Owned	256	3,727	N/A
Glen Burnie, MD 21061

At December 31, 2018, the Bank owned one foreclosed real estate property.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers as of December 31, 2018.

NAME	AGE	POSITIONS

John D. Long	63	President and Chief Executive Officer
Andrew J. Hines	57	Executive Vice President and Chief Lending Officer
Jeffrey D. Harris	63	Senior Vice President and Treasurer and Chief Financial Officer
Michelle Stambaugh	59	Senior Vice President and HR Director
Donna Smith	56	Senior Vice President and Director of Branch and Deposit Operations

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized common stock consists of 15,000,000 shares, of which 2,814,157 shares are issued and outstanding as of December 31, 2018.  The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”.  As of March 8, 2019, there were 353 record holders of the Common Stock.  The closing price for the Common Stock on that date was $11.44.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2018 and 2017 as reported by Nasdaq.  The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  Also shown are dividends declared per share for these periods.

	2018			2017
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$12.10	$12.03	$0.10	$12.55	$11.10	$0.10
June 30,	11.36	10.99	0.10	12.10	10.51	0.10
September 30,	12.30	12.25	0.10	11.50	10.34	0.10
December 31,	10.43	10.22	0.10	11.61	10.55	0.10

A regular dividend of $0.10 was declared for stockholders of record on January 10, 2019, payable on February 1, 2019.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include projections, predictions, expectations or statements as to beliefs or future events or results, or refer to other matters that are not purely statements of historical facts.  Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions.  In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words.  You should be aware that those statements reflect only our predictions.  If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected.  Further, factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Factors that might cause such differences include, but are not limited to:

•	changes in our plans and strategies and the results thereof;
•	the impact of acquisitions and other strategic transactions;
•	unexpected changes in the housing market, business markets, and/or general economic conditions in our market area;
•	unexpected changes in market interest rates or monetary policy;
•	the impact of new laws, regulations and governmental policies and guidelines that might require changes to our business model;
•	changes in laws, regulations and governmental policies and guidelines that might impact our ability to collect on outstanding loans or otherwise negatively impact our business;
•	higher than anticipated loan losses or the insufficiency of the allowance for credit losses;
•	our potential exposure to various types of market risks, such as interest rate risk and credit risk;
•	our ability to recover the fair values of available for sale securities;
•	our obligation to fund commitments to extend credit and unused lines of credit;
•	changes in consumer confidence, spending and savings habits relative to the services we provide;
•	continued relationships with major customers;
•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;
•	the ability to continue to grow our business internally and through acquisition and successful integration of bank entities while controlling our costs;
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

OVERVIEW

This section is intended to help investors understand the financial performance of the Company through a discussion of the factors affecting our financial condition at December 31, 2018 and December 31, 2017 and our results of operations for the years ended December 31, 2018 and December 31, 2017.  This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

During 2018, net interest income increased to $12.6 million from $11.7 million in 2017, a 7.89% increase.  Total interest income increased from $13.6 million in 2017 to $14.7 million in 2018, a 7.98% increase.  Interest expense for 2018 totaled $2.1 million, an 8.51% increase from $1.9 million in 2017.  Net income increased by $0.7 million to $1.6 million in 2018 compared to $0.9 million in 2017.

The increase in net income is partially due to the implementation of Accounting Standard Codification (“ASC”) Topic 310-20 Receivables – Nonrefundable Fees and Other Costs.   During 2018, the Company conducted a periodic review of the estimated direct cost to originate loans resulting in a change to the estimated materiality of these costs.  Prior to January 1, 2018, the Company expensed direct costs to originate loans in the period incurred based on management’s judgement that the costs were immaterial.  This yearlong project resulted in a change in the estimated materiality of these costs.  Effective January 1, 2018, the Company increased its estimates for these costs and changed its accounting method from expense as incurred to defer and amortize in accordance with ASC 310-20 Receivables – Nonrefundable Fees and Other Costs.  This preferred method recognizes loan interest income and costs incurred to generate the revenue in the same period.  The effect of this change in accounting method was inseparable from the effect of the change in accounting estimate, and therefore, accounted for as a change in estimate.  As a result, the Company began recognizing certain direct loan origination costs over the life of the related loan as a reduction of the loan’s yield by the interest method based on the contractual term of the loan.  In the fourth quarter of 2018, the Company recorded a reduction of noninterest expense and an increase in loan balances of $0.4 million, and reduced loan balances and loan interest income by $51,000 due to the amortization of deferred costs.  The effect of these adjustments increased income before taxes for the three- and twelve-months periods ended December 31, 2018 by $0.3 million and increased net income by $0.3 million or $0.11 per basic and diluted common share for the twelve-month period ended December 31, 2018.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

General.  For the year ended December 31, 2018, the Company reported consolidated net income of $1.6 million ($0.56 per basic and diluted earnings per share) compared to consolidated net income of $0.9 million ($0.33 per basic and diluted earnings per share) for the year ended December 31, 2017.  The increase in the 2018 consolidated net income was mainly due the negative effects of the revaluation of the deferred tax asset on 2017 net income and the positive effects on 2018 net income of the implementation of ASC 310-20 Receivables – Nonrefundable Fees and Other Costs.  For the year ended December 31, 2018, the Company reported a net income before taxes of $1.7 million compared to $1.8 million for the year ended December 31, 2017.  The primary driver for the decrease in net income before taxes was an overall increase in the provision for loan losses driven by a $0.7 million increase in net loan chargeoffs, along with increases in total interest expense, salaries and employee benefits, legal, accounting and other professional fees, offset by an increase in interest income primarily driven by an increase in average loans balances of

$286.7 million at December 31, 2018 compared to $269.6 million at December 31, 2017.  Annualized return on average assets was 0.39% at December 31, 2018 compared to 0.23% at December 31, 2017.  Annualized return on average equity was 4.74% and 2.65% at December 31, 2018 and 2017, respectively.  The dividend payout ratio was 71% at December 31, 2018 compared to 123% at December 31, 2017.  The equity to asset ratio was 8.24% and 8.74% at December 31, 2018 and 2017, respectively.

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

Consolidated net interest income for the year ended December 31, 2018 was $12.6 million compared to $11.7 million for the year ended December 31, 2017, a $0.9 million, or a 7.89% increase.    Total interest income increased from $13.6 million for 2017 to $14.7 million for 2018, a $1.1 million, or a 7.98% increase, primarily due to an increase in interest and fees on loans.

Total interest expense increased from $1.9 million in 2017 to $2.1 million in 2018, a $0.2 million or an 8.51% increase, primarily due to an increase in the balance of short-term borrowings used to fund an increased level of loan originations.  Net interest margin for the year ended December 31, 2018 was 3.26% compared to 3.12% for the year ended December 31, 2017.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume.  Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2018	VS.	2017	2017	VS.	2016
	Change Due To:			Change Due To:
	Increase/			Increase/
(dollars in thousands)	Decrease	Rate	Volume	Decrease	Rate	Volume
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$33	$91	$(58)	$49	$81	$(32)

Investment securities:
Investment securities available for sale	93	147	(54)	35	202	(167)
Restricted equity securities	33	8	25	11	7	4
Total investment securities	126	155	(29)	46	209	(163)

Loans, net of unearned income
Consumer	42	89	(47)	(32)	22	(54)
Residential Real Estate	(217)	(27)	(190)	(548)	(255)	(293)
Indirect	828	267	561	436	(15)	451
Commercial	104	73	31	31	65	(34)
Construction	(143)	46	(189)	95	(9)	104
Commercial Real Estate	313	50	263	249	264	(15)
Total net loans	927	498	429	231	72	159
Total interest-earning assets	$1,086	$744	$342	$326	$362	$(36)

LIABILITIES:
Interest-bearing deposits:
Interest-bearing checking and savings	$11	$11	$—	$5	$4	$1
Other time deposits	37	84	(47)	(186)	(53)	(133)
Total interest-bearing deposits	48	95	(47)	(181)	(49)	(132)
Borrowed funds	117	(115)	232	(5)	(48)	43
Total interest-bearing liabilities	$165	$(20)	$185	$(186)	$(97)	$(89)

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars In thousands)
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$8,310	$144	1.74%	$11,679	$111	0.95%

Investment securities:
Investment securities available for sale	89,351	2,100	2.35	91,634	2,007	2.19
Restricted equity securities	1,700	101	5.92	1,291	68	5.20
Total investment securities	91,051	2,201	2.36	92,925	2,075	2.23

Loans
Consumer	14,562	975	6.70	15,257	933	6.11
Residential Real Estate	82,511	3,759	4.56	86,672	3,976	4.59
Indirect	100,633	2,946	2.93	81,463	2,118	2.60
Commercial	12,328	774	6.28	11,842	670	5.66
Construction	3,374	216	6.41	6,316	359	5.68
Commercial Real Estate	73,295	3,678	5.02	68,051	3,365	4.95
Total gross loans(1)	286,703	12,348	4.31	269,601	11,421	4.24
Total interest-earning assets	386,064	14,693	3.81	374,205	13,607	3.64
Cash and due from banks	3,033			3,342
Allowance for credit losses	(2,545)			(2,626)
Other assets	14,377			17,439
Total assets	$400,929			$392,360

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$113,162	70	0.06%	$112,788	59	0.05%
Money market	19,725	10	0.00	19,375	10	0.05
Certificates of deposit	96,764	1,268	1.31	100,350	1,231	1.23
Total interest-bearing deposits	229,651	1,348	0.59	232,513	1,300	0.56
Borrowed funds:
Federal funds purchased	391	11	2.76	—	—	—
FHLB advances	31,205	743	2.38	21,458	637	2.97
Total interest-bearing liabilities	261,247	2,102	0.80	253,971	1,937	0.76

Non-interest-bearing deposits	105,516			103,292
Other liabilities	932			1,033

Stockholder's equity	33,234			34,064
Total liabilities and equity	$400,929			$392,360
Net interest income		$12,591			$11,670
Net interest spread			3.00%			2.87%
Net interest margin			3.26%			3.12%

1	Nonaccrual loans included in average balance.

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

During the year ended December 31, 2018, the Company made a provision of $0.9 million for loan losses, compared to a provision of $0.3 million for loan losses for the year ended December 31, 2017.  The increase was primarily driven by $0.7 million increase in net loan charge offs year-over-year.  The allowance for loan losses was $2.5 million, or 0.85% of total loans at December 31, 2018, compared to $2.6 million, or 0.95% of total loans at December 31, 2017.  At December 31, 2018, the allowance for loan losses equaled 128.7% of nonaccrual and past due loans compared to 77.7% at December 31, 2017.  During the year ended December 31, 2018, the Company recorded net charge-offs of $0.9 million compared to $0.2 million in net charge-offs during the year ended December 31, 2017.

Noninterest Income.  Noninterest income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities sold, income on Bank Owned Life Insurance (“BOLI”) and gains on BOLI redemptions.  Noninterest income increased from $1.3 million in 2017 to $1.5 million in 2018, a $0.2 million, or 18.05% increase.    The increase was primarily due to a $0.3 million gain on redemption of BOLI contracts.

Noninterest Expenses. Non-interest expenses increased from $10.8 million in 2017 to $11.5 million in 2018, a $0.7 million or 6.89% increase.  Salary and employee benefits increased by $0.4 million, or 6.94%, due to an increase in salary and benefits paid to employees in 2018 compared to 2017, which was driven primarily by the cost of acquiring a more skilled work force, offset by the deferral of direct cost associated with loan originations.  Legal, accounting and other professional fees increased from $0.8 million in 2017 to $0.9 million in 2018, a $0.1 million, or 17.51% increase, which was driven by investment in technology systems that allow us to remain both compliant and competitive in the rapidly changing technology environment.  The increase was due to higher consulting fees paid in 2018 compared to 2017.  FDIC insurance costs increased by $0.06 million, or 25.26%.  Advertising and marketing expenses decreased by $0.1 million, or 35.95%, from $0.2 million in 2017, to $0.1 in 2018.  This decrease was primarily due to a decrease in printing of marketing materials expenses and advertising expenses.  Loan collection costs increased to $0.15 million during 2018, compared to $0.08 million in 2017, a $0.07 million, or 86.32% increase.  The increase is due to a collection fee expenses for two customers in 2018 in the amounts of $0.04 million and $0.01 million.  Other expenses increased to $1.4 million at December 31, 2018, compared to $1.3 million at December 31, 2017, a $0.1 million, or 7.49% increase.  The increase was mainly due to an increase in ATM expenses and other loan expenses in 2018 compared to 2017.

Income Taxes.  During the year ended December 31, 2018, the Company recorded an income tax expense of $0.1 million, compared to an income tax expense of $0.9 million for the year ended December 31, 2017, a $0.7 million or 85.81% decrease.  This decrease was primarily due to the $0.6 million tax expense associated with the revaluation of deferred tax assets as a result of the reduction in the federal tax rate included in the Tax Reform Act in 2017.

FINANCIAL CONDITION

Total assets increased by $23.6 million, or 6.06% to $413.0 million at December 31, 2018, compared to the $389.5 million at December 31, 2017.  Increases in cash and due from banks and loans, offset by a decrease in investment securities available for sale drove the increase.

Cash

Cash and cash equivalents increased by $3.3 million primarily due to an increase in interest-bearing deposits in other financial instutions at December 31, 2018.

Investment Securities

The Company’s investment policy authorizes management to invest in traditional securities instruments in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment portfolio consists solely of securities available for sale.  Securities available for sale are those securities that we intend to hold for an indefinite period of time but not necessarily until maturity.  These securities are carried at fair value and may be sold as part of an asset/liability management strategy, liquidity management, interest rate risk management, regulatory capital management or other similar factors.

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

During 2018, the Company’s investment securities portfolio totaled $81.6 million, a $7.8 million or 8.7%, decrease from $89.3 million at December 31, 2017.  This decrease was primarily driven by $11.5 million of net sales and redemption of investment securities, offset by $5.4 million of purchases and a $2.0 million decrease in the market value of available for sale securities.

The composition of investment securities, at carrying value, at December 31, 2018 and 2017 are presented in the following table:

	2018		2017
(dollars in thousands)	Amount	%	Amount	%
Available for sale securities:
U.S. Treasury	$990	1.2%	$1,493	1.7%
U.S. Government agency	1,959	2.4%	3,480	3.9%
Residential mortgage-backed securities	44,793	54.9%	48,743	54.5%
State and municipal	33,830	41.5%	35,633	39.9%
Total debt securities	$81,572	100.0%	$89,349	100.0%

At December 31, 2018, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Maturities and weighted average yields for investment securities at December 31, 2018 are presented in the following table:

	2018

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Maturing Available for sale securities:
Within one year	$932	$927	2.19%
Over one to five years	1,939	1,932	2.60%
Over five to ten years	20,321	19,819	2.14%
Over ten years	60,371	58,894	2.88%
Total debt securities	$83,563	$81,572

________________________

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities were $2.5 million and $1.2 million at December 31, 2018 and 2017.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Consumer	$13,071	4%	$16,112	6%	$14,739	5%	$16,465	6%	$16,406	6%
Residential real estate	82,637	28	81,926	30	93,468	35	103,018	39	109,496	40
Indirect	116,698	39	85,186	32	71,656	27	62,220	24	69,547	25
Commercial	14,284	5	11,257	4	12,351	5	12,697	5	12,132	4
Construction	2,317	1	3,536	1	4,397	2	4,651	2	5,565	2
Commercial real estate	70,113	23	73,595	27	68,447	26	63,736	24	63,958	23
Gross loans	299,120	100%	271,612	100%	265,058	100%	262,787	100%	277,104	100%
Allowance for credit losses	(2,541)		(2,589)		(2,484)		(3,150)		(3,118)
Net loans	$296,579		$269,023		$262,574		$259,637		$273,986

The Company’s net loan receivables increased by $27.5 million to $296.6 million at December 31, 2018 from $269.0 million at December 31, 2017 primarily due to $105.5 million in new originations outpacing pay downs.  This change in the composition of the loan portfolio resulted primarily from the $35.2 million increase in indirect loans, residential real estate and commercial loans, offset by $7.7 million decrease in consumer, commercial and industrial mortgages and construction loans.  As a specific strategy, the Company will increase the loan portfolio opportunistically through the addition of indirect consumer loans, which will provide shorter-term loans.  This strategy mitigates the negative impact on the net interest margin of the runoff of other loan product with higher yields.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2018.  Demand loans and loans, which have no stated maturity, are treated as due in one year or less.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total
	(dollars in thousands)
By Loan Category:
Consumer	$16	$559	$12,496	$13,071
Residential real estate	15	1,950	80,672	82,637
Indirect automobile	940	62,935	52,823	116,698
Commercial & industrial	906	3,730	9,648	14,284
Construction	767	568	982	2,317
Commercial real estate	643	2,951	66,519	70,113
Total	3,287	72,693	223,140	299,120

By Rate Term:
Fixed rate	3,267	71,710	159,867	234,844
Adjustable rate	20	983	63,273	64,276
Total	$3,287	$72,693	$223,140	$299,120

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

The Bank experienced a $1.4 million or 38.6% decrease in the total nonperforming loans, as management has taken an aggressive approach to bring these impaired assets to resolution.  The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2018	2017	2016	2015	2014
(dollars in thousands)
Nonaccrual loans	$1,947	$3,270	$3,751	$3,780	$2,778
TDR loans excluding those in nonaccrual loans	204	217	229	290	253
Accruing loans past due 90+ days	26	60	36	55	197

Total nonperforming loans	2,177	3,547	4,016	4,125	3,228

Real estate acquired through foreclosure	705	114	114	74	45

Total nonperforming assets	$2,882	$3,661	$4,130	$4,199	$3,273

Nonperforming loans to gross loans	0.7%	1.3%	1.5%	1.6%	1.2%

Allowance for credit losses to nonperforming loans	1.2%	73.0%	61.8%	76.4%	96.6%

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased $0.8 million at December 31, 2018 from $3.7 million at December 31, 2017 to $2.9 million at December 31, 2018.  Nonperforming assets represented 0.70% of total assets at December 31, 2018, compared to 0.94% at December 31, 2017.  The level of nonperforming assets decreased primarily due to decreases in nonaccrual loans of $1.3 million.  Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.

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

The allowance was $2.5 million at December 31, 2018, compared to $2.6 million at December 31, 2017.  The allowance as a percentage of total portfolio loans was 0.85% at December 31, 2018 and 0.95% at December 31, 2017.

During the year ended December 31, 2018, we recorded net charge offs of $0.90 million, compared to net charge offs of $0.23 million during the year ended December 31, 2017.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Beginning Balance	$2,589	$2,484	$3,150	$3,118	$2,972

Loans charged-off
Consumer	208	96	18	389	228
Residential Real Estate	589	3	853	848	235
Indirect	341	458	677	872	611
Commercial	—	9	—	3	29
Construction	—	—	—	—	—
Commercial Real Estate	13	—	364	63	243
Total	1,151	566	1,912	2,175	1,346

Recoveries
Consumer	48	8	17	122	89
Residential Real Estate	2	27	34	11	6
Indirect	183	286	318	365	242
Commercial	14	—	9	1	6
Construction	—	—	—	—	—
Commercial Real Estate	—	14	—	13	128
Total	247	335	378	512	471

Net charge offs	904	231	1,534	1,663	875
Provisions for loan loss	856	336	686	1,695	1,021
Balance at end of year	$2,541	$2,589	$2,484	$3,150	$3,118

Allowance as a percentage of total loans at the end of the year	0.85%	0.95%	0.94%	1.20%	1.13%
Net charge offs as a percentage of average loans during the year	0.32%	0.09%	0.59%	0.62%	0.31%

The following table reflects the amount and percentage of loan loss allowance for each category for the periods indicated:

	At December 31,
	2018		2017		2016		2015		2014
		Percentage		Percentage		Percentage		Percentage		Percentage
		Of Loans		Of Loans		Of Loans		Of Loans		Of Loans
	Allowance	In Each	Allowance	In Each	Allowance	In Each	Allowance	In Each	Allowance	In Each
	For Each	Category To	For Each	Category To	For Each	Category To	For Each	Category To	For Each	Category To
Portfolio	Category	Total Loans	Category	Total Loans	Category	Total Loans	Category	Total Loans	Category	Total Loans
(dollars in thousands)
Consumer	$161	8.27%	$214	8.27%	$182	7.33%	$227	7.21%	$349	11.20%
Residential Real Estate	864	40.99	1,061	40.99	1,042	41.97	1,622	51.50	1,156	37.06
Indirect	988	29.90	774	29.90	693	27.90	577	18.30	932	29.90
Commercial	241	9.15	237	9.15	284	11.43	305	9.69	386	12.37
Construction	4	0.45	12	0.45	10	0.39	8	0.27	14	0.45
Commercial Real Estate	283	11.24	291	11.24	259	10.42	262	8.30	335	10.75
Unallocated	—	—	—	—	14	0.56	149	4.73	(54)	(1.73)
Total	$2,541	100.00%	$2,589	100.00%	$2,484	100.00%	$3,150	100.00%	$3,118	100.00%

Deposits

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities in Anne Arundel County.  The Bank’s deposit products include savings accounts, money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA and SEP accounts and certificates of deposit.  The Bank does not solicit brokered deposits.  Variations in service charges, terms and interest rates are used to target specific markets.  Ancillary products and services for deposit customers include safe deposit boxes, money orders, night depositories, automated clearinghouse transactions, wire transfers, ATMs, telephone banking and internet banking.  The Bank is a member of the Cirrus(R), Star(R), Pulse(R) and MoneyPass(R) ATM networks.

The following deposit table presents the composition of deposits at December 31, 2018 and 2017:

	2018		2017		2018 vs 2017
	Amount in	% of	Amount in	% of	$	%
	thousands	Total	thousands	Total	Change	Change
Noninterest-bearing deposits	$101,369	31.4%	$104,017	31.2%	$(2,648)	(2.5)%

Interest-bearing deposits:
Checking	26,654	8.3%	28,774	8.6%	(2,120)	(7.4)%
Savings	84,097	26.1%	85,890	25.7%	(1,793)	(2.1)%
Money market	18,564	5.8%	19,855	5.9%	(1,291)	(6.5)%
Total interest-bearing checking, savings and money market deposits	129,315	40.2%	134,519	40.2%	(5,204)	(3.9)%

Time deposits under $100,000	50,104	15.5%	52,250	15.6%	(2,146)	(4.1)%
Time deposits of $100,00 or more	41,665	12.9%	43,452	13.0%	(1,787)	(4.1)%
Total time deposits	91,769	28.4%	95,702	28.6%	(3,933)	(4.1)%

Total interest-bearing deposits	221,084	68.6%	230,221	68.8%	(9,137)	(4.0)%

Total Deposits	$322,453	100.0%	$334,238	100.0%	$(11,785)	(3.5)%

Total deposits were $322.5 million at December 31, 2018, decrease of $11.8 million, or 3.5%, when compared to the $334.2 million recorded at December 31, 2017.  Within the deposit base, noninterest bearing deposits balances decreased $2.6 million, or 2.5%, interest bearing checking account balances decreased $2.1 million, or 7.4%, interest bearing savings account balances decreased by $1.8 million, or 2.1%, money market balances decreased $1.3 million, or 6.5%, and time deposit balances decreased by $3.9 million, or 4.1%, when compared to the amounts at December 31, 2017.

The Bank utilizes the securities portfolio to provide for liquidity pending deployment into loan products.  This portfolio is managed with the dual objectives of providing income and managing interest rate risk.  During 2018, the combined effect of an increase in loan and decrease in deposit balances resulted in a short-term need to fund loan originations through borrowings.  This temporary imbalance was rebalanced in the first quarter 2019 using the proceeds from security sales, maturities and calls to repay borrowed funds.

The following table presents the maturity distribution for time deposits of $100,000 or more at December 31, 2018:

(dollars in thousands)	Amount
Three months or less	$6,618
Over three months through twelve months	17,234
Over twelve months through twenty-four months	15,034
Over twenty-four months	2,779
Total Time Deposits of $100,000 or More	$41,665

Borrowings

The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta, of which it is a member, to supplement funding from deposits.  The Bank’s total credit availability is $102.7 million at December 31, 2018 and it may draw $52.0 million which is secured by a floating lien on the Bank’s residential first mortgage loans.  There was a  $5.0 million adjustable rate advance issued in 2018, which has a final maturity of July 23, 2019.  This advance has a 2.48% interest rate, with interest payable quarterly.  The proceeds of the adjustable rate advance were used to fund loans.  There was a $5.0 million adjustable rate advance issued in 2018, which has a final maturity of August 22, 2019.  This advance has a 2.73% interest rate, with interest payable quarterly.  The proceeds of the adjustable rate advance were used to fund loans.  There was a $10.0 million adjustable rate advance issued in 2018, which has a final maturity of November 1, 2019.  This advance had a 2.48% interest rate at December 31, 2018, with interest payable quarterly.  The proceeds of the adjustable advance were used to fund loans.  There was a $15.0 million one-month fixed rate advance issued in 2018 which has a final maturity of January 17, 2019.  This advance had a 2.49% interest rate at December 31, 2018, with interest payable monthly.  The proceeds of the adjustable advance were used to fund loans.  There was a $15.0 million one-year daily rate advance issued in 2018 which has a final maturity of November 21, 2019.  This advance had a 2.65% interest rate at December 31, 2018, with interest payable monthly.  The proceeds of the adjustable advance were used to fund loans.

The pay-fixed swap executed November 1, 2017 is based on a $10.0 million notional amount, matures on October 30, 2022 (5 years) and has a floating received leg based on 3-month LIBOR and a fixed rate payment of 2.105%.  The Bank also entered into two $5.0 million forward starting swaps on the same date which mature on July 23, 2023 and August 22, 2023, respective, and have floating received leg based on 3-month LIBOR and fixed rate payments of 2.235% and 2.246%, respectively.   The market value of the derivative contracts at December 31, 2018 was $294,334.

The Bank also had available unsecured federal funds lines of credit from two financial institutions for $5.0 million and $8.0 million at December 31, 2018.  Of these lines there was a $5.0 million 14-day borrowing from First Tenneessee Bank that carried a fixed rate of 3.00% and matured on January 11, 2019.  At December 31, 2018 the Bank was in the process of establishing a Discount Window line of credit at the Federal Reserve Bank.  The Bank must first pledge loans or investment securities as collateral before it is able to draw on this line of credit.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

Stockholders’ equity increased to $34.051 million at December 31, 2018, compared to $34.042 million at December 31, 2017.  The $9,000, or 0.03%, increase for the year ended December 31, 2018 resulted primarily from $178,000 unrealized gains on interest rate swap contracts, $461,000 2018 retained earnings, $147,000 stock issuances under the dividend reinvestment program, offset by a $777,000 decrease in net unrealized losses on the available for sale bond portfolio.  The book value of the Company’s common stock was $12.10 at December 31, 2018 and $12.15 at December 31, 2017.

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

The rule imposes higher risk based capital and leverage requirements than those in place at the time the rule was issued.  Specifically, the rule imposes the following minimum capital requirements to be considered adequately capitalized:

•	A new common equity Tier 1 risk based capital ratio of 4.50%;
•	A Tier 1 risk-based capital ratio of 6.00% (increased from the previous 4% requirement);
•	A total risk-based capital ratio of 8.00% (unchanged from previous requirements); and
•	A leverage ratio of 4.00%.

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

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% (once fully phased in) of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements.

The final rule became effective on January 1, 2015, and the requirements in the rule will be fully phased-in by January 1, 2019.  While the ultimate impact of the fully phased-in capital standards on the Company and the Bank continues to be reviewed, we currently do not believe that compliance with the Basel III Capital Rules will have a material impact once fully implemented.

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At December 31, 2018, $345,000 of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the Bank is required to maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5.00%, but an individual institution could be required to maintain a higher level.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At December 31, 2018 and 2017, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Common Equity Tier 1 Capital	$34,778	12.27%	$12,757	4.50%	$18,427	6.50%
Total Risk-Based Capital	$37,354	13.18%	$22,679	8.00%	$28,349	10.00%
Tier 1 Risk-Based Capital	$34,778	12.27%	$17,009	6.00%	$22,679	8.00%
Tier 1 Leverage	$34,778	8.52%	$16,330	4.00%	$20,413	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Common Equity Tier 1 Capital	$32,946	12.83%	$11,553	4.50%	$16,687	6.50%
Total Risk-Based Capital	$35,543	13.84%	$20,538	8.00%	$25,673	10.00%
Tier 1 Risk-Based Capital	$32,946	12.83%	$15,404	6.00%	$20,538	8.00%
Tier 1 Leverage	$32,928	8.43%	$15,617	4.00%	$19,521	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $33.4 million at December 31, 2018.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At December 31, 2018, we had $2.6 million in cash and due from banks, $13.3 million in interest-bearing deposits with banks and federal funds sold, and $81.6 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a line of credit totaling approximately $102.7 million with the FHLB of which $52.0 million was available to be drawn on December 31, 2018 based on qualifying loans and securities pledged as collateral.

Additionally, the Bank has unsecured federal funds lines of credit totaling $14.0 million with two institutions.  The proceeds of the Company’s line of credit may be used for general corporate purposes.  At December 31, 2018, there were outstanding balances of $50.0 million under the Bank’s FHLB line and $5.0 million under the Company’s other lines of credit.

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

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2018, the Bank has accrued $35,247, an increase of $10,913 from the $24,334 accrued as of December 31, 2017.  Unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.  The additional provision amount is included in ‘other expense’.

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

At December 31, 2018, we were in an asset sensitive position over a one year measurement horizon.  Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(4)%	(3)%	(3)%	(4)%
December 31, 2018	(11)%	(5)%	4%	8%
December 31, 2017	(17)%	(8)%	4%	8%

As shown above, measures of net interest income at risk were slightly more favorable at December 31, 2018 than at December 31, 2017 over a 12 month modelling period.  All measures remained within prescribed policy limits except in the down interest-rate scenarios as our model can not shock below zero.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
December 31, 2018	(2)%	0%	17%	27%
December 31, 2017	(5)%	0%	(1)%	(9)%

The EVE at risk declined slightly at December 31, 2018 when compared to December 31, 2017 in all interest rate shock levels.  The Company’s economic value of equity has a negative effect in a decreased interest rate environment and a positive effect an increased interest rate environment because the liabilities reprice much slower than our assets, and our interest earning assets are much greater than our interest bearing liabilities.  The Company’s economic value of equity worsens in declining interest rate environments as the majority of our liabilities cannot continue to decrease from their current levels thus the economic value of our liabilities and our assets both worsen in a declining rate environment i.e., given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.

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

We have identified the following three policies as being critical because they require management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These policies relate to the determination of the allowance for loan losses, fair value measurements and the accounting for income taxes.  Management believes it has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities.  Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income.  Management has reviewed the application of these policies with the Audit Committee of the Board of Directors.  Following is a discussion of the areas we view as our most critical accounting policies, including the identification of the variables most important in the estimation process.

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

Management (with the participation of the Company’s CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  On November 28, 2018, the Company contracted to outsource its internal audit function beginning January 1, 2019.  This decision was made partially in response to a need to improve and address deficiencies, particularly the significant number of past due audits, within the internal audit function.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10‑K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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
10.2

The Bank of Glen Burnie Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S‑8, File No. 333‑46943)

10.3

Amended and Restated Change-in-Control Severance Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2001, File No. 0‑24047)

10.4

The Bank of Glen Burnie Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 1999, File No. 0‑24047)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2001, File No. 0‑24047)
23	Consent of TGM Group LLC (filed herewith)
31.1	Rule 15d‑14(a) Certification by the Principal Executive Officer (filed herewith)
31.2	Rule 15d‑14(a) Certification by the Principal Accounting Officer (filed herewith)
32	Certification by the Principal Executive Officer and Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 29, 2019	By:	/s/ John D. Long
John D. Long
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Long	President, Chief Executive Officer	March 29, 2019
John D. Long	and Director

/s/ Jeffrey D. Harris	Senior Vice President and Chief Financial Officer	March 29, 2019
Jeffrey D. Harris

/s/ John E. Demyan	Chairman of the Board and Director	March 29, 2019
John E. Demyan

/s/ Thomas Clocker	Director	March 29, 2019
Thomas Clocker

/s/ Norman E. Harrison, Jr.	Director	March 29, 2019
Norman E. Harrison, Jr.

/s/ F. W. Kuethe, III	Director	March 29, 2019
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 29, 2019
Charles Lynch

/s/ Andrew Cooch	Director	March 29, 2019
Andrew Cooch

/s/ Joan M. Rumenap	Director	March 29, 2019
Joan M. Rumenap

/s/ Mary Louise Wilcox	Director	March 29, 2019
Mary Louise Wilcox

/s/ Stanford D. Hess	Director	March 29, 2019
Stanford D. Hess

Glen Burnie Bancorp and Subsidiaries

Consolidated Financial Statements

December 31, 2018

Herbert J. Geary III Corey N. Duncan Ray J. Geiser Chris A. Hall Ronald W. Hickman Charles M. Meenehan Craig A. Walter Mark. Welsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2019

955 Mt. Hermon Road | Salisbury, MD 21804 | 410-742-1328 | 1-888-546-1574

114 Bay Street, Building A | PO Box 627 | Easton, MD 21601 | 410-822-4008

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2018	2017

ASSETS
Cash and due from banks	$2,605	$2,610
Interest-bearing deposits in other financial institutions	13,349	9,995
Cash and Cash Equivalents	15,954	12,605
Investment securities available for sale, at fair value	81,572	89,349
Restricted equity securities, at cost	2,481	1,232
Loans, net of deferred fees and costs	299,120	271,612
Less: Allowance for loan losses	(2,541)	(2,589)
Loans, net	296,579	269,023
Real estate acquired through foreclosure	705	114
Premises and equipment, net	3,106	3,371
Bank owned life insurance	7,860	8,713
Deferred tax assets, net	1,392	2,429
Accrued interest receivable	1,198	1,133
Accrued taxes receivable	1,177	465
Prepaid expenses	466	433
Other assets	556	583
Total Assets	$413,046	$389,450

LIABILITIES
Noninterest-bearing deposits	$101,369	$104,017
Interest-bearing deposits	221,084	230,221
Total Deposits	322,453	334,238
Short-term borrowings	55,000	20,000
Defined pension liability	285	335
Accrued expenses and other liabilities	1,257	835
Total Liabilities	378,995	355,408

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,814,157 and 2,801,149 shares as of December 31, 2018 and December 31, 2017 , respectively.	2,814	2,801
Additional paid-in capital	10,401	10,267
Retained earnings	22,066	21,605
Accumulated other comprehensive loss	(1,230)	(631)
Total Stockholders' Equity	34,051	34,042

Total Liabilities and Stockholders' Equity	$413,046	$389,450

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2017

INTEREST INCOME
Interest and fees on loans	$12,348	$11,421
Interest and dividends on securities	2,100	2,007
Interest on deposits with banks and federal funds sold	245	179
Total Interest Income	14,693	13,607

INTEREST EXPENSE
Interest on deposits	1,348	1,300
Interest on short-term borrowings	754	452
Interest on long-term borrowings	—	185
Total Interest Expense	2,102	1,937

Net Interest Income	12,591	11,670

Provision for loan losses	856	336

Net interest income after provision for loan losses	11,735	11,334

NONINTEREST INCOME
Service charges on deposit accounts	248	281
Other fees and commissions	774	802
Gains on the redemption of BOLI policies	308	—
Gain on securities sold	—	1
Income on life insurance	172	199
Gain on sale of OREO	15	—
Other income	—	2
Total Noninterest Income	1,517	1,285

NONINTEREST EXPENSE
Salary and employee benefits	6,593	6,165
Occupancy and equipment expenses	1,170	1,180
Legal, accounting and other professional fees	917	780
Data processing and item processing services	614	574
FDIC insurance costs	314	251
Advertising and marketing related expenses	104	162
Loan collection costs	145	78
Telephone costs	253	276
Other expenses	1,429	1,329
Total Noninterest Expenses	11,539	10,795

Income before income taxes	1,713	1,824

Income tax expense	130	913

NET INCOME	$1,583	$911

Basic and diluted net income per share of common stock	$0.56	$0.33

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Year Ended
	December 31,
	2018	2017

Net income	$1,583	$911

Other comprehensive income (loss):

Net unrealized (loss) gain on securities available for sale:
Net unrealized (loss) gain on securities during the period	(1,072)	419
Income tax benefit (expense) relating to item above	295	(170)
Reclassification adjustment for gain on sales of securities included in net income	-	(1)
Net effect on other comprehensive (loss) income	(777)	248

Net unrealized gain on interest rate swap:
Net unrealized gain on interest rate swap during the period	246	49
Income tax expense relating to item above	(68)	(14)
Net effect on other comprehensive income	178	35

Other comprehensive (loss) income	(599)	283

Comprehensive income	$984	$1,194

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balances, December 31, 2016	$2,787	10,130	21,707	(810)	33,814

Net income	—	—	911	—	911
Cash dividends, $0.40 per share	—	—	(1,117)	—	(1,117)
Dividends reinvested under dividend reinvestment plan	14	137	—	—	151
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	104	(104)	—
Other comprehensive income	—	—	—	283	283

Balance, December 31, 2017	2,801	10,267	21,605	(631)	34,042
Net income	—	—	1,583	—	1,583
Cash dividends, $0.40 per share	—	—	(1,122)	—	(1,122)
Dividends reinvested under dividend reinvestment plan	13	134	—	—	147
Reclassification of certain income tax effects from accumulated other comprehensive income	—	—	—	—	—
Other comprehensive income	—	—	—	(599)	(599)

Balance, December 31, 2018	$2,814	$10,401	$22,066	$(1,230)	$34,051

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in the thousands)

	Year Ended
	December 31,
	2018	2017

Cash flows from operating activities:
Net income	$1,583	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	1,069	925
Provision for loan losses	856	336
Deferred income taxes, net	1,265	442
Gains on life insurance	(308)	—
Gain on disposals of assets, net	—	(1)
Increase in cash surrender value of bank owned life insurance	(172)	(199)
Gain on sale of other real estate owned	(15)	—
Loss on write-down of MDF stock	25	—
Reclassification adjustment for stranded income tax effects in accumulated other comprehensive income	—	104
Net (increase) decrease in other assets	(538)	1,365
Net increase (decrease) in accrued expenses and other liabilities	371	(211)

Net cash provided by operating activities	4,136	3,672

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	11,549	19,104
Purchases of investment securities available for sale	(5,440)	(13,826)
Net redemption of Federal Home Loan Bank stock	(1,273)	(2)
Net increase in loans	(29,117)	(6,785)
Proceeds from sale of real estate acquired through foreclosure	128	—
Proceeds from redemption of life insurance policy	1,334	—
Purchases of premises and equipment	(209)	(205)

Net cash used in investing activities	(23,028)	(1,714)

Cash flows from financing activities:
Net (decrease) increase in deposits	(11,784)	991
Increase in short term borrowings	35,000	20,000
Decrease in long term borrowings	—	(20,000)
Cash dividends paid	(1,122)	(1,117)
Common stock dividends reinvested	147	151

Net cash provided by financing activities	22,241	25

Net increase in cash and cash equivalents	3,349	1,983

Cash and cash equivalents at beginning of year	12,605	10,622

Cash and cash equivalents at end of year	$15,954	$12,605

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$2,051	$1,870
Income taxes paid	(851)	152
Net (increase) decrease in unrealized depreciation on available for sale securities	(1,072)	418
Decrease in unrealized depreciation on Swaps	246	49

Noncash Investing Activities:
Transfer of loans to real estate acquired through foreclosure	$705	$—

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Business

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland.  The Company owns all outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland (the “State”).  The Bank provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland, and is subject to competition from other financial institutions.  The Bank is also subject to the regulations of certain Federal and State agencies and undergoes periodic examinations by those regulatory authorities.  The accounting and financial reporting policies of the Bank conform, in all material respects, to accounting principles generally accepted in the United States (“U.S. GAAP”) and to general practices within the banking industry.

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

Loans Held for Investment

Loans held for investment are reported at the principal amount outstanding, net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans.  Interest on loans is accrued and recognized as interest income at the contractual rate of interest.  When a loan is designated as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or pay off.

From time to time, the Company will originate loans to facilitate the sale of other real estate owned (OREO).  Such loans are accounted for using the installment method and any gain on sale is deferred.  The Bank financed no sales of OREO for 2018 or 2017.

Loan Fees and Costs

Loan origination fees, commitment fees, direct loan origination costs and purchase premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan.  During 2018, the Company conducted a periodic review of the estimated direct cost to originate loans resulting in a change to the estimated materiality of these costs.  Prior to January 1, 2018, the Company expensed direct costs to originate loans in the period incurred based on management’s judgement that the costs were immaterial.  This year long project resulted in a change in the estimated materiality of these costs.  Effective January 1, 2018, the Company increased its estimates for these costs and changed its accounting method from expense as incurred to defer and amortize in accordance with accounting standard 310-20 Receivables – Nonrefundable Fees and Other Costs.  This preferred method recognizes loan interest income and costs incurred to generate the revenue in the same period.  The effect of this change in accounting method was inseparable from the effect of the change in accounting estimate, and therefore, accounted for as a change in estimate.  As a result, the Company began recognizing certain direct loan origination costs over the life of the related loan as a reduction of the loan’s yield by the interest method based on the contractual term of the loan.  In the fourth quarter of 2018, the Company recorded a reduction of noninterest expense and an increase in loan balances of $375,000, and reduced loan balances and loan interest income by $51,000 due to the amortization of deferred costs.  The effect of these adjustments increased income before taxes for the three- and twelve-months periods ended December 31, 2018 by $324,000 and increased net income by $300,000 or $0.11 per basic and diluted common share for the twelve-month period ended December 31, 2018.

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

Once the impairment amount is determined, an asset-specific allowance is provided that is equal to the calculated impairment and included in the allowance for loan losses.  If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off.  Factors considered by management in determining if impairment is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames or the loss becomes evident owing to the borrower’s lack of assets.

Estimate of Probable Loan Losses

In estimating the formula-based component of the allowance for loan losses, loans are segregated into loan classes based on product types and similar risk characteristics or areas of risk concentration.  Loans of similar type and purpose, not meeting the criteria for an asset-specific allocation, are aggregated into loan classes, and a reserve factor is applied to each loan class based on the historical loss experience of that class and six qualitative factors.  Qualitative factors are expressed in basis points and are adjusted downward or upward based on management’s judgment as to the potential loss impact of each qualitative factor to a particular loan class at the date of the analysis. To determine the amount of allowance for credit losses, the Bank uses the current year’s loss data and the previous four years of loss data for each homogenous portfolio on a non-weighted basis.  The current year’s data is annualized to a twelve-month basis to determine a loss percentage.  The average for each portfolio’s historical losses are then adjusted by six qualitative factors applied to each of the loan classes.  The historical loss analysis is performed quarterly and loss factors are updated monthly based on actual experience.

Reserve for Unfunded Commitments

The Company maintains a separate allowance for losses on unfunded loan commitments, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition.  The reserve for unfunded commitments (off-balance sheet financial instruments) is established through a provision for losses — unfunded commitments, the changes of which are recorded in noninterest expense.  The reserve for unfunded commitments is an amount that management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credit and other loans, standby letters of credit, and unused deposit account overdraft privileges.  The reserve for unfunded commitments is based on evaluations of the collectability, and prior loss experience of unfunded commitments.  The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired in partial or total satisfaction of debts previously contracted with the Company, generally through the foreclosure of loans.  These properties are initially recorded at the net realizable value (fair value of collateral less estimated costs to sell).  Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the allowance for loan losses.  Subsequent declines in net realizable value identified from the ongoing analysis of such properties as well as gains and losses realized from the sale of OREO are recognized in current period earnings within noninterest expense as foreclosed property expense.  The net realizable value of these assets is reviewed and updated as circumstances warrant.  There were no loans transferred to OREO for the year ended December 31, 2017.  Loans transferred to OREO through foreclosure proceedings totaled $705,000 for the year ended December 31, 2018.

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

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the “Tax Reform Act”), was signed into law.  The Tax Reform Act includes provisions that affect the Company’s income tax expense, including reducing the federal tax rate from 34% to 21% effective January 1, 2018.  As a result of the rate reduction, the Company was required to re-measure, through income tax expense in the period of enactment, its deferred tax assets and liabilities using the enacted rate at which the Company expects them to be recovered or settled.  At December 31, 2018, we have completed our accounting for the tax effects of enactment of the Tax Reform Act.  We re-measured all of our deferred tax assets (“DTA”) and liabilities (“DTL”) based on the rates at which they are expected to reverse in the future.  We recognized an income tax expense of $0.6 million for the year ended December 31, 2017 related to adjusting our net deferred tax asset balance to reflect the new corporate tax rate.

In February 2018, FASB issued ASU 2018-02 - Income Statement – Reporting Comprehensive Income (Topic 220).  The Company early adopted in December 2017 the provisions of the ASU 2018-02 and recorded a reclassification adjustment of $104,000 from AOCI to retained earnings for stranded tax effects related to AFS securities resulting from the newly enacted corporate tax rate.  The amount of the reclassification was the difference between the 34%  historical corporate tax rate and the newly enacted 21%  corporate tax rate.

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

Advertising Expense

Advertising costs, which we consider to be media and marketing materials, are expensed as incurred.  We incurred $0.1 million and $0.2 million in advertising expense during the years ended December 31, 2018 and 2017, respectively.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825‑10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU No. 2016‑1, among other things, (i)  requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii)  simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii)  eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv)  requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v)  requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi)  requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii)  clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2017.  The Company’s adoption of this item did not have a material impact on its results of operations or financial condition.  The disclosures to the Company’s consolidated financial statements have been updated appropriately using the exit price notion in “Note 16 — Fair Value of Financial Instruments.”

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for operating leases.  The guidance became effective for the Company on January 1, 2019.  In July 2016, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which provides technical corrections and improvements to ASU 2016-02.  It is not anticipated that this update will have an impact on our adoption of ASU 2016-02.  In July 2016, the FASB issued ASU 2018-11, Leases (Topic 842):  Targeted Improvements which provides an optional transition method to adopt the new requirements of ASU 2016-02 as of the adoption date with no adjustment to the presentation or disclosure of comparative prior periods included in the financial statements in the period of adoption.  The Company intends to elect the optional transition method on January 1, 2019, which will result in presentation of periods prior to adoption under the prior lease guidance of ASC Topic 840.  In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842):  Narrow-Scope Improvements for Lessors.  ASU 2018-20 permits lessors to account for certain taxes as lessee costs, permits lessors to exclude from revenue certain lessor costs paid by lessees directly to third parties, and requires lessors to allocate certain variable payments to lease and non-lease components.  The Company expects to record a right of use asset and lease liability on the adoption date of January 1, 2019.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The amendments in this ASU were issued to reduce diversity in how certain cash receipts and payments are presented and classified in the statement of cash flows in eight specific areas.  Debt prepayment costs should be classified as an outflow for financing activities.  Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities.  Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities.  Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities.  Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  ASU No. 2016‑15 was effective on January 1, 2018 and did not have a material impact on our results of operations or financial condition.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash:  a Consensus of the FASB Emerging Issues Task Force.  This ASU requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents.  Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period.  ASU No. 2016‑18 was effective on January 1, 2018 and did not have a material impact on our results of operations or financial condition.

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

In February 2018, FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220).  This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset (“DTA”) to the new corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”).  The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted.  The Company elected to early adopt this ASU and to reclassify $104,000 of stranded tax effects from accumulated other comprehensive income to retained earnings in the fourth quarter of 2017.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740).  This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined.  A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported.  Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined.  The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017.  As of December 31, 2018, the Company did not incur any adjustments to the provisional recognition.

In August, 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies.  Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes.  ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for any removed or modified disclosures.  The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.

In August, 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20).” ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans.  The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant.  ASU 2018-14 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

In October, 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.”  The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.  ASU 2018-16 will be effective for us on January 1, 2019 and is not expected to have a significant impact on our financial statements.

Note 2. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain cash balances on hand or with the Federal Reserve Bank based on average deposit liabilities.  At December 31, 2018 and 2017, these reserve balances amounted to $1.3 million and $4.3 million, respectively.

Note 3. Investment Securities

A summary of the amortized cost and market value of securities available for sale at December 31, 2018 and 2017 is as follows:

	At December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collaterized mortgage obligations	$20,463	$6	$(663)	$19,806
Agency mortgage-backed securities	25,895	6	(914)	24,987
Municipal securities	34,205	78	(453)	33,830
U.S. Government agency securities	1,999	—	(40)	1,959
U.S. Treasury securities	1,001	—	(11)	990

Total securities available for sale	$83,563	$90	$(2,081)	$81,572

	At December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collaterized mortgage obligations	$24,063	$20	$(569)	$23,514
Agency mortgage-backed securities	25,725	4	(500)	25,229
Municipal securities	35,453	339	(159)	35,633
U.S. Government agency securities	3,526	—	(46)	3,480
U.S. Treasury securities	1,501	—	(8)	1,493

Total securities available for sale	$90,268	$363	$(1,282)	$89,349

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collaterized mortgage obligations	$1,625	$(22)	$17,546	$(640)	$19,171	$(662)
Agency mortgage-backed securities	3,399	(74)	21,417	(840)	24,816	(914)
Municipal securities	13,162	(244)	8,415	(210)	21,577	(454)
U.S. Government agency securities	—	—	1,959	(40)	1,959	(40)
U.S. Treasury securities	—	—	990	(11)	990	(11)

	$18,186	$(340)	$50,327	$(1,741)	$68,513	$(2,081)

	At December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collaterized mortgage obligations	$6,531	$(63)	$15,678	$(507)	$22,209	$(570)
Agency mortgage-backed securities	6,802	(80)	18,218	(420)	25,020	(500)
Municipal securities	2,396	(11)	6,230	(148)	8,626	(159)
U.S. Government agency securities	2,965	(37)	515	(9)	3,480	(46)
U.S. Treasury securities	1,494	(7)	—	—	1,494	(7)

	$20,188	$(198)	$40,641	$(1,084)	$60,829	$(1,282)

At December 31, 2018 and 2017, the Company did not have any securities that had impairment charges.

The Company's investment securities portfolio consists primarily of debt securities issued by the U.S. Treasury, U.S. Government agencies, U.S. Government-sponsored agencies, state governments and local municipalities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2018 and December 31, 2017.

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

The Company held two U.S. Government agency securities, fifty-two collateralized mortgage obligations, forty-five agency mortgage-backed securities and two U.S. Treasury securities that were in an unrealized loss position at December 31, 2018.  Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk.  Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2018.

All municipal securities held in the investment portfolio are reviewed on at least a quarterly basis for impairment.  Each bond carries an investment grade rating by either Moody's or Standard & Poor's.  In addition the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity.  The largest geographic concentration was in Pennsylvania, Texas and Maryland and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality.  At December 31, 2018, the investment portfolio included forty-one municipal securities that were in an unrealized loss position.  Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

At December 31, 2018 and 2017, investment securities in the amount of approximately $0.8 million and $0.8 million, respectively, were pledged as collateral for interest rate swap contracts.

Unrealized losses on securities in the investment portfolio amounted to $2.1 million with a total fair value of $68.5 million as of December 31, 2018 compared to unrealized losses of $1.3 million with a total fair value of $60.8 million as of December 31, 2017.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers.  The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

In 2018 the Company had a credit-related impairment loss on Maryland Financial Bank stock held at December 31, 2018.  In the third quarter of 2018 the Board of Directors at Maryland Finanical Bank determined that it was advisable and in the best interests of stockholders to undertake the liquidation and dissolution of Maryland Financial Bank.  Their liquidation plan estimated that after the sale of all assets and payment of all liabilities they would be able to make liquidating distributions to their stockholders of approximately $0.25 to $1.00 per share of Maryland Financial Bank common stock.  While there was no guarantee of the timing of receipt of the orders and approvals for the dissolution of Maryland Financial Bank, the Bank reduced the dollar amount of the 5,000 shares of Maryland Financial Bank stock that it owns from $30,000 to $5,000, a $25,000 decrease in value.

The following table presents investment securities by stated maturity at December 31, 2018.  Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	At December 31, 2018
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due within one year	$932	$927
Due over one to five years	1,310	1,297
Due over five to ten years	7,192	7,136
Due over ten years	27,771	27,419
Collaterized mortgage obligations	20,463	19,806
Agency mortgage-backed securities	25,895	24,987

Total securities available for sale	$83,563	$81,572

Proceeds from sales of available for sale securities prior to maturity totaled $0 and $956,255 for the years ended December 31, 2018 and 2017, respectively.  The Bank realized gains of $1,406 and no losses on those sales for 2017.  Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade.  Income tax expense relating to net gains on sales of investment securities was calculated at a rate of 39.44% and totaled $555 for the year ended December 31, 2017.

Note 4. Loans and Allowance for Loan Losses

The following table sets forth the Company's gross loans by major categories as of December 31, 2018 and 2017:

	December 31,
(dollars in thousands)	2018	2017

Consumer	$13,071	$16,112
Residential real estate	82,637	81,926
Indirect	116,698	85,186
Commercial	14,284	11,257
Construction	2,317	3,536
Commercial real estate	70,113	73,595
Total loans receivable	299,120	271,612
Allowance for credit losses	(2,541)	(2,589)
Net loans receivable	$296,579	$269,023

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses and monitoring and assessing credit quality.

The Company's loan groups include consumer, residential real estate, indirect automobile, commercial, construction and commercial real estate.  The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank.  The Bank’s indirect loan group included $116.7 million and $85.2 million of such loans at December 31, 2018 and 2017, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland.  Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Included in loans are loans due from directors, executive officers and other related parties of $0.5 million at December 31, 2018, and $0.4 million at December 31, 2017.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  The Board of Directors approves loans to directors, executive officers and other related parties to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.  The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2018 and 2017.

	December 31,
(dollars in thousands)	2018	2017

Balance at beginning of year	$403	$444
Additions	468	227
Repayments	(367)	(268)
Balance at end of year	$504	$403

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

The analysis for determining the allowance is consistent with guidance set forth in GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  Each loan segment is reviewed and analyzed using the average historical charge-offs over the current and preceeding four year periods for their respective segments as well as the following qualitative factors:

•

Changes in asset quality including past due (30 ‑ 89 days) loans, nonaccrual loans, classified assets, watch list loans all in relation to total loans.  Also policy exception in relationship to loan volume.

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

The following table presents the total allowance by loan segment:

December 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Unallocated	Total

Balance, beginning of year	$214	$1,061	$774	$237	$12	$291	$—	$2,589
Charge-offs	(208)	(589)	(341)	—	—	(13)	—	(1,151)
Recoveries	48	2	183	14	—	—	—	247
Provision for loan losses	107	390	372	(10)	(8)	5	—	856

Balance, end of year	$161	$864	$988	$241	$4	$283	$—	$2,541

Individually evaluated for impairment:
Balance in allowance	$22	$—	$—	$204	$—	$—	$—	$226
Related loan balance	138	854	—	204	—	1,054	—	2,250

Collectively evaluated for impairment:
Balance in allowance	$139	$864	$988	$37	$4	$283	$—	$2,315
Related loan balance	12,933	81,783	116,698	14,080	2,317	69,059	—	296,870

December 31, 2017		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Unallocated	Total

Balance, beginning of year	$182	$1,042	$693	$284	$10	$259	$14	$2,484
Charge-offs	(96)	(3)	(458)	(9)	—	—	—	(566)
Recoveries	8	27	286	—	—	14	—	335
Provision for loan losses	120	(5)	253	(38)	2	18	(14)	336

Balance, end of year	$214	$1,061	$774	$237	$12	$291	$—	$2,589

Individually evaluated for impairment:
Balance in allowance	$52	$513	$—	$217	$—	$—	$—	$782
Related loan balance	160	2,345	—	217	—	1,176	—	3,898

Collectively evaluated for impairment:
Balance in allowance	$162	$548	$774	$20	$12	$291	$—	$1,807
Related loan balance	15,952	79,580	85,186	11,040	3,536	72,420	—	267,714

As of December 31, 2018, there were no unallocated portions in the allowance for loan losses.  The unallocated allowance as of December 31, 2017 was $14,170.  The unallocated allowance for loan losses is available to absorb further losses that may not necessarily be accounted for in the current methodology.  Management believes the allowance for loan losses is at an appropriate level to absorb inherent probable losses in the portfolio.

The following table rolls forward the Company’s activity for nonaccrual loans during the years 2018 and 2017:

		Residential				Commercial
	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Totals
(dollars in thousands)
December 31, 2016	403	2,508	193	—	—	647	3,751
Transfers into nonaccrual	10	329	686	56	402	—	1,483
Transfers to OREO	—	—	—	—	—	—	—
Loans paid down/payoffs	(130)	(429)	(163)	(1)	(84)	(140)	(947)
Loans returned to accrual status	—	(281)	(171)	—	—	—	(452)
Loans charged off	(98)	(3)	(457)	(7)	—	—	(565)

December 31, 2017	185	2,124	88	48	318	507	3,270
Transfers into nonaccrual	290	246	636	27	—	2,295	3,494
Transfers to OREO	—	—	—	—	—	—	—
Loans paid down/payoffs	(27)	(633)	(132)	(48)	(318)	(2,077)	(3,235)
Loans returned to accrual status	(58)	(192)	(135)	—	—	(63)	(448)
Loans charged off	(204)	(589)	(341)	—	—	—	(1,134)

December 31, 2018	186	956	116	27	—	662	1,947

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

The following table provides information with respect to the Company's risk ratings by loan portfolio segment:

December 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$12,888	$82,111	$115,724	$14,284	$2,317	$69,900	$297,224
Special mention	—	424	645	—	—	—	1,069
Substandard	183	102	244	—	—	213	742
Doubtful	—	—	85	—	—	—	85
Loss	—	—	—	—	—	—	—

	$13,071	$82,637	$116,698	$14,284	$2,317	$70,113	$299,120

Nonaccrual	186	956	116	27	—	662	1,947
Troubled debt restructures	44	—	—	204	—	—	248
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	44	—	—	—	—	—	44
Number of non-performing TDR accounts	1	—	—	—	—	—	1

December 31, 2017		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$16,008	$81,346	$83,803	$11,256	$3,536	$73,268	$269,217
Special mention	77	344	1,027	1	—	327	1,776
Substandard	3	236	315	—	—	—	554
Doubtful	24	—	41	—	—	—	65
Loss	—	—	—	—	—	—	—

	$16,112	$81,926	$85,186	$11,257	$3,536	$73,595	$271,612

Nonaccrual	185	2,124	88	48	318	507	3,270
Troubled debt restructures	46	—	—	217	—	—	263
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	46	—	—	—	—	—	46
Number of non-performing TDR accounts	1	—	—	—	—	—	1

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

There were no new loans modified as TDRs for the years ended December 31, 2018 and 2017.

At December 31, 2018, the recorded investment in TDR’s reflected one loan in the amount of $204,500 which is performing under the terms of the modified agreement and one loan in the amount of $43,521 which is on nonaccrual.  At December 31, 2017, the recorded investment in TDR’s reflected one loan in the amount of $216,500 which is performing under the terms of the modified agreement and one loan in the amount of $46,162 which was on nonaccrual.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans.

The following table presents the loan portfolio segments summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2018 and 2017:

			90 Days or
		30-89 Days	More and
December 31, 2018	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Consumer	$12,669	$216	$—	$186	$13,071
Residential Real Estate	79,975	732	974	956	82,637
Indirect	115,805	692	85	116	116,698
Commercial	14,144	86	27	27	14,284
Construction	2,317	—	—	—	2,317
Commercial Real Estate	68,926	—	525	662	70,113

	$293,836	$1,726	$1,611	$1,947	$299,120

			90 Days or
		30-89 Days	More and
December 31, 2017	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Consumer	$15,823	$80	$24	$185	$16,112
Residential Real Estate	79,205	597	—	2,124	81,926
Indirect	83,932	1,166	—	88	85,186
Commercial	11,203	—	6	48	11,257
Construction	3,188	—	30	318	3,536
Commercial Real Estate	73,088	—	—	507	73,595

	$266,439	$1,843	$60	$3,270	$271,612

Loans on which the accrual of interest has been discontinued totaled $1.9 million and $3.3 million at December 31, 2018 and 2017, respectively.  Interest that would have been accrued under the terms of these loans totaled $0.2 million for the years ended December 31, 2018 and 2017.  Loans past due 90 days or more and still accruing interest totaled $1.6 million, and $60,255 at December 31, 2018 and 2017, respectively.  Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Nonaccrual loans with specific reserves at December 31, 2018 are comprised of:

Consumer –  Two loans to two borrowers in the amount of $89,340 with $21,789 of specific reserves established for the loans.

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

		Unpaid	Interest		Average
December 31, 2018	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$89	$89	$3	$22	$136
Residential Real Estate	—	—	—	—	—
Indirect	—	—	—	—	—
Commercial	204	204	12	204	211
Construction	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Total impaired loans with specific reserves	$294	$294	$15	$226	$347

Impaired loans with no specific reserve:
Consumer	$96	$300	$2	n/a	$50
Residential Real Estate	956	1,545	4	n/a	1,981
Indirect	116	457	—	n/a	—
Commercial	—	—	—	n/a	—
Construction	—	—	—	n/a	—
Commercial Real Estate	1,267	1,267	39	n/a	1,148
Total impaired loans with no specific reserve	$2,435	$3,569	$45	—	$3,179

		Unpaid	Interest		Average
December 31, 2017	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$160	$160	$5	$52	$205
Residential Real Estate	1,294	1,322	—	513	1,312
Indirect	—	—	—	—	—
Commercial	217	217	—	217	223
Construction	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Total impaired loans with specific reserves	$1,671	$1,699	$5	$782	$1,740

Impaired loans with no specific reserve:
Consumer	$49	$49	$—	n/a	$—
Residential Real Estate	992	1,760	11	n/a	1,572
Indirect	88	88	—	n/a	—
Commercial	2	2	—	n/a	2
Construction	318	318	—	n/a	322
Commercial Real Estate	1,194	1,194	39	n/a	1,632
Total impaired loans with no specific reserve	$2,643	$3,411	$50	—	$3,528

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful	December 31,
	lives	2018	2017
(dollars in thousands)

Land		$685	$685
Buildings	5-50 years	6,491	6,445
Equipment and fixtures	5-30 years	7,426	5,763
Construction in progress		—	—
		14,602	12,893
Accumulated depreciation		(11,496)	(9,522)

		$3,106	$3,371

Depreciation expense totaled $0.4 million for the years ended December 31, 2018 and 2017.  Amortization of software totaled $0.1 million for the years ended December 31, 2018 and 2017.

The Bank leases its Severna Park and Linthicum branches.  Minimum lease obligations under the Severna Park branch are $33,000 per year through September 2019.  Minimum lease obligations under the Linthicum branch are $120,952 per year through December 2024, adjusted annually on a pre-determined basis.  The Bank is also required to pay all maintenance costs under all these leasing arrangements.  Income from rent totaled $75,074 and $69,622 and rent expense totaled $164,847 and $161,007 for the years ended December 31, 2018 and 2017, respectively.

Note 6. Federal Home Loan Bank and Short-term Borrowings

The Bank owned 24,756 shares of common stock of the FHLB at December 31, 2018.  The Bank is required to maintain an investment of 0.09% of total assets with a dollar cap of $15.0 million, adjusted annually, plus 4.25% of total advances, adjusted for advances and repayments.  The credit available under this facility is determined at 25% of the Bank’s total assets, or approximately $102.7 million at December 31, 2018.  Short-term advances totaled $50.0 million under this credit arrangement at December 31, 2018.  This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio.  Average short-term borrowings under this facility approximated $31.7 million and $1.5 million for 2018 and 2017, respectively and the weighted average interest rate was 2.57% and 2.97%, respectively.

The Federal Home Loan Bank of Atlanta, convertible and adjustable advances total include the following:

A $5.0 million adjustable rate advance issued in 2018, which has a final maturity of July 23, 2019.  This advance has a 2.48% interest rate, with interest payable quarterly.  The proceeds of the adjustable rate advance were used to fund loans.

A $5.0 million adjustable rate advance issued in 2018, which has a final maturity of August 22, 2019.  This advance has a 2.73% interest rate, with interest payable quarterly.  The proceeds of the adjustable rate advance were used to fund loans.

A $10.0 million adjustable rate advance issued in 2018, which has a final maturity of November 1, 2019.  This advance had a 2.48% interest rate at December 31, 2018, with interest payable quarterly.  The proceeds of the adjustable advance were used to fund loans.

A $15.0 million one-month fixed rate advance issued in 2018 which has a final maturity of January 17, 2019.  This advance had a 2.49% interest rate at December 31, 2018, with interest payable monthly.  The proceeds of the adjustable advance were used to fund loans.

A $15.0 million one-year daily rate advance issued in 2018 which has a final maturity of November 21, 2019.  This advance had a 2.65% interest rate at December 31, 2018, with interest payable monthly.  The proceeds of the adjustable advance were used to fund loans.

The Bank also had available unsecured federal funds lines of credit from two financial institutions for $5.0 million and $8.0 million at December 31, 2018.  Of these lines there was a $5.0 million 14-day borrowing from First Tenneessee Bank that carried a fixed rate of 3.00% and matured on January 11, 2019.

At December 31, 2018 the Bank was in the process of establishing a Discount Window line of credit at the Federal Reserve Bank.  The Bank must first pledge loans or investment securities as collateral before it is able to draw on this line of credit.

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

As of December 31, 2018, the Company had three outstanding interest rate swaps designated as a cash flow hedges with an aggregate notional value of $20.0 million.  The agreements have five year terms and stipulates that the counterparty will pay the Company interest at three-month LIBOR and the Company will pay fixed rates of interest at 2.105%, 2.235% and 2.246% on the $10.0 million, $5.0 million and $5.0 million notional amounts, respectively.  These interest rate swaps of $10.0 million, $5.0 million and $5.0 million mature on October 2022, July 2023, and August 2023, respectively, and hedge three-month FHLB advances that will be renewed every three months at the LIBOR interest rate at that time.  The two $5.0 million contracts are forward starting swap that became effective in July 2018 and August 2018.  After-tax unrealized gains of $118,000, $48,000 and $47,000 were recognized in accumulated other comprehensive income for the year ended December 31, 2018 and $21,000, $7,000 and $7,000 were recognized in accumulated other comprehensive income for the year ended December 31, 2017.  There was no ineffective portion of these hedges.  The Company pays or receives the net interest amount quarterly and includes this amount as part of FHLB advances interest expense on the consolidated income statements.

The cash flow hedges were determined to be fully effective during all periods presented.  As such, no ineffectiveness has been included in net income.

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2018 and 2017:

					At December 31,
					2018		2017
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets/	Gain (Loss)	Assets/	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Liabilities	AOCI	Liabilities	AOCI

Interest rate swap on FHLB advance	$10,000	2.105%	3M LIBOR	11/2017 - 10/2022	$164	$118	$30	$21

Interest rate swap on FHLB advance	5,000	2.235%	3M LIBOR	7/2018 - 7/2023	66	48	10	7

Interest rate swap on FHLB advance	5,000	2.246%	3M LIBOR	8/2018 - 8/2023	65	47	9	7

Total	$20,000				$295	$213	$49	$35

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the years ended December 31, 2018 and 2017:

		Years Ended December 31,
(dollars in thousands)	Bank Position	2018	2017

Interest rate swap on FHLB advance	Pay fixed/receive variable	$15	$12

Forward-starting interest rate swap on FHLB advance	Pay fixed/receive variable	6	—

Forward-starting interest rate swap on FHLB advance	Pay fixed/receive variable	4	—

Total		$24	$12

The Bank is required to pledge securities as collateral for all swaps with dealer counterparties.  The fair value of cash or investment securities pledged as collateral by the Bank totaled $732,000 and $738,000 at and December 31, 2018 and 2017.

Note 7. Long-term Borrowings

The Bank had no long-term borrowings at December 31, 2018 and 2017.

Note 8. Deposits

The following table summarizes the major classifications of deposit balances as of the dates indicated:

	December 31,
	2018	2017
(dollars in thousands)
Noninterest-bearing deposits	$101,369	$104,017

Interest-bearing deposits:
Interest-bearing checking	26,654	28,774
Money Market	18,564	19,855
Savings	84,097	85,890
Time deposits, $100,000 or more	41,665	43,452
Time deposits below $100,000	50,104	52,250
Total interest- bearing deposits	221,084	230,221

Total Deposits	$322,453	$334,238

Interest expense on deposits for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
(dollars in thousands)
Interest-bearing checking	$8	$9
Money Market	10	10
Savings	62	50
Time deposits, $100,000 or more	704	665
Time deposits below $100,000	564	566
Total Interest Expense	$1,348	$1,300

The Bank recognized $0.2 million and $0.3 million of fee income from deposits for the years ended December 31, 2018 and 2017.

At December 31, 2018, the scheduled maturities of time deposits are approximately as follows:

(dollars in thousands)	Amount
Maturing in:
2019	$52,006
2020	23,319
2021	7,528
2022	3,229
2023	5,075
2024 and thereafter	612
Total Time Deposits	$91,769

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1.6 million and $1.9 million at December 31, 2018 and 2017, respectively.

The Bank had no brokered deposits at December 31, 2018 and 2017.

Note 9. Income Taxes

The Tax Reform Act was enacted on December 22, 2017.  The Tax Reform Act reduces the US federal corporate tax rate from 34% to 21%.  At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Reform Act.  As described below, we have made a reasonable estimate of the effects on our existing deferred tax balances as of December 31, 2017.  We re-measured all of our deferred tax assets (“DTA”) and liabilities (“DTL”) based on the rates at which they are expected to reverse in the future.  We recognized an income tax expense of $0.6 million for the year ended December 31, 2017 related to adjusting our net deferred tax asset balance to reflect the new corporate tax rate.

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

The components of income tax expense (benefit) are as follows for the years ended December 31, 2018 and 2017:

	2018	2017
(dollars in thousands)
Current income tax (benefit) expense:
Federal	$(1,191)	$328
State	57	143

Total current tax expense	(1,134)	471

Deferred income tax expense (benefit) :
Federal	1,228	443
State	36	(1)

Total deferred tax expense	1,264	442

Total Income tax expense	$130	$913

A reconciliation of income tax expense computed at the statutory rate of 21% at December 31, 2018 and 34% at December 31, 2017 to the actual income tax expense for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
(dollars in thousands)
Income tax expense at federal statutory rate	$360	$620
Increase (decrease) resulting from:
Tax-exempt income	(200)	(341)
Bank owned life insureance	(101)	(68)
State income taxes, net of Federal income tax benefit	74	93
Federal rate change	—	592
Other	(3)	17
Total income tax expense (benefit)	$130	$913

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2018 and 2017 are as follows:

	2018	2017
(dollars in thousands)
Deferred income tax benefits:
Accrued deferred compensation	$78	$92
Allowance for credit losses	347	7
Nonaccrual interest	—	375
Alternative minimum tax credits	—	1,191
Net operating loss carryforward credits	345	297
Accumulated depreciation	4	(15)
Other real estate owned	—	3
Reserve for unfunded commitments	10	7
Accounting standard 310-20	(76)
Other temporary differences	7	20
Accumulated securities premium accretion	210	213
Net unrealized depreciation on investment securities available for sale	467	239

Net deferred income tax benefits	$1,392	$2,429

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future.  At December 31, 2018 and 2017, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes.

Income tax expense was $0.13 million and $0.91 million at December 2018 and 2017, respectively.  Included in the 2017 was a one-time $0.60 million income tax expense due to the Tax Reform Act which required us to revalue our deferred tax assets and liabilities at the new statutory tax rate upon enactment.

Note 10. Pension and Profit Sharing Plans

The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.  Annual contributions, included in employee benefit expense, totaled $497,457 and $286,955 for the years ended December 31, 2018 and 2017, respectively.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors.  The plan covers substantially all employees.  The Bank’s contributions to the plan, included in employee benefit expense, totaled $51,840 and $38,211 for the years ended December 31, 2018 and 2017, respectively.

The Bank had a money purchase pension plan, which provided for annual employer contributions based on employee compensation, and covered substantially all employees.  The Bank made additional contributions under this plan for the benefit of certain employees, whose retirement funds were negatively affected by the termination of this pension plan.  These additional contributions, also included in employee benefit expense, totaled $0 and $1,014 for the years ended December 31, 2018 and 2017, respectively.

Note 11. Other Benefit Plans

The Company is the owner and beneficiary of BOLI policies on certain current and former employees.  Cash value totaled $7.9 million and $8.7 million at December 31, 2018 and 2017, respectively.  Income on their insurance investment totaled $0.2 for years ended 2018 and 2017.  During 2018, the bank recognized gains on the redemption of life insurance contracts in the amount of $0.3 million.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees.  Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 12. Other Noninterest Expenses

Other noninterest expenses include the following:

	Year Ended December 31,
	2018	2017
(dollars in thousands)
Loan related expenses	$170	$133
Other ATM expenses	124	102
Directors fees and expenses	129	144
Executive and audit committee expenses	62	69
Postage and delivery	107	100
Stationery, printing and supplies	63	60
Office supplies expenses	97	93
Credit report fees	58	55
Delivery and courier charges	55	56
Dues and subscription fees	82	63
Examination and assessment fees	46	46
Federal Reserve and correspondent bank services	53	49
Liability insurance	101	68
Other	282	291

Total Other Noninterest Expense	$1,429	$1,329

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	December 31,
	2018	2017
(dollars in thousands)
Loan commitments:
Other mortgage loans	$3,589	$3,077

Unused lines of credit:
Home-equity lines	$9,118	$7,997
Commercial lines	10,061	9,364
Unsecured consumer lines	726	1,748

	$19,905	$19,109

Letters of credit:	$1,059	$71

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2018, the Bank has accrued $35,247 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

Retained earnings from which dividends may not be paid without prior approval totaled approximately $21.7 million and $21.1 million December 31, 2018 and 2017, respectively, based on the earnings restrictions and minimum capital ratio requirements noted below.

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

At December 31, 2018, shares of common stock reserved for issuance under the plan totaled 48,011.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend Reinvestment and Stock Purchase Plan

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2018 and 2017, shares of common stock purchased under the plan totaled 13,008 and 14,294,   respectively.  At December 31, 2018, shares of common stock reserved for issuance under the plan totaled 143,985.

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

At December 31, 2018, shares of common stock reserved for issuance under the plan totaled 313,919.

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

As of December 31, 2018 and 2017, the Bank was well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules.  Management believes, as of December 31, 2018 and 2017, that the Bank met all capital adequacy requirements to which they were subject.  The following table presents actual and required capital ratios as of December 31, 2018 and 2017 for the Bank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 and December 31, 2017 based on the phase-in provisions of the Basel III Capital Rules.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies.  Management has determined that the Company’s risk-based capital ratio’s are not materiality different than the Bank’s and are not reflected in the table below.

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Common Equity Tier 1 Capital	$34,778	12.27%	$12,757	4.50%	$18,427	6.50%
Total Risk-Based Capital	$37,354	13.18%	$22,679	8.00%	$28,349	10.00%
Tier 1 Risk-Based Capital	$34,778	12.27%	$17,009	6.00%	$22,679	8.00%
Tier 1 Leverage	$34,778	8.52%	$16,330	4.00%	$20,413	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Common Equity Tier 1 Capital	$32,946	12.83%	$11,553	4.50%	$16,687	6.50%
Total Risk-Based Capital	$35,543	13.84%	$20,538	8.00%	$25,673	10.00%
Tier 1 Risk-Based Capital	$32,946	12.83%	$15,404	6.00%	$20,538	8.00%
Tier 1 Leverage	$32,928	8.43%	$15,617	4.00%	$19,521	5.00%

Note 15. Earnings Per Common Share

The calculation of net income per common share for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended
	December 31,
	2018	2017
Basic earnings per share:
Net income	$1,582,604	$911,052
Weighted average common shares outstanding	2,808,031	2,794,381
Basic net income per share	$0.56	$0.33

Diluted earnings per share calculations were not required for 2018 and 2017 as there were no options outstanding at December 31, 2018 and 2017.

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

The following table presents the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2018 and 2017.  Items that are not financial instruments are not included.

	December 31, 2018		December 31, 2017
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,605	$2,605	$2,610	$2,610
Interest-bearing deposits in other financial institutions	12,468	12,468	9,846	9,846
Federal funds sold	881	881	149	149
Investment securities available for sale	81,572	81,572	89,349	89,349
Investments in restricted stock	2,481	2,481	1,232	1,232
Ground rents	143	143	153	153
Loans, less allowance for credit losses	296,579	293,175	269,023	275,819
Accrued interest receivable	1,198	1,198	1,133	1,133
Cash value of life insurance	7,860	7,860	8,713	8,713

Financial liabilities:
Deposits	322,453	307,271	334,238	324,512
Long-term borrowings	—	—	—	—
Short-term borrowings	55,000	55,851	20,000	20,739
Accrued interest payable	152	152	101	101
Unrecognized financial instruments:
Commitments to extend credit	19,905	19,905	19,109	19,109
Standby letters of credit	1,059	1,059	71	71

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
December 31, 2018	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$15,954	$15,954	$15,954	—	$—
Loans receivable, net	296,579	293,175	—	—	293,175
Cash value of life insurance	7,860	7,860	—	7,860	—
Financial instruments - Liabilities
Deposits	322,453	307,271	219,952	87,319	—
Long-term debt	—	—	—	—	—
Short-term debt	55,000	55,851	—	55,851	—

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

Fair value measurements on a recurring and non-recurring basis at December 31, 2018 and 2017 are as follows:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
December 31, 2018
Recurring:
Securities available for sale
U.S. Treasury	$—	$990	$—	$990
State and Municipal	—	33,830	—	33,830
Mortgaged-backed	—	46,752	—	46,752
Interest rate swap	—	295	—	295

Non-recurring:
Maryland Financial Bank stock	—	—	5	5
Impaired loans	—	—	2,501	2,501
OREO	—	705	—	705
	$—	$82,572	$2,506	$85,078
December 31, 2017
Recurring:
Securities available for sale
U.S. Treasury	$—	$1,493	$—	$1,493
State and Municipal	—	35,633	—	35,633
Mortgaged-backed	—	52,223	—	52,223
Interest rate swap	—	49	—	49

Non-recurring:
Maryland Financial Bank stock	—	—	30	30
Impaired loans	—	—	3,532	3,532
OREO	—	114	—	114
	$—	$89,511	$3,562	$93,074

Securities available for sale and interest rate swaps are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans.  Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Bank determines such fair values from independent appraisals.  Based on these appraisals, management has applied a specific valuation allowance allocation of $0.2 million and $0.8 million in 2018 and 2017, respectively, to the impaired loans, which management considers to be level 3 inputs.

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

Note 18. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

___________________________________________Balance Sheets________________________________________

December 31,	2018	2017
(dollars in thousands)
Assets

Cash	$135	$233
Investment in The Bank of Glen Burnie	33,893	33,785
Investment in GBB Properties, Inc.	21	21
Due from subsidiaries	—	1
Other assets	2	4

Total assets	$34,051	$34,044

Liabilities and Stockholders’ Equity

Other liabilities	$—	$1
Dividends payable	—	—
Total liabilities	—	1

Stockholders’ equity:
Common stock	2,814	2,801
Surplus	10,401	10,267
Retained earnings	22,066	21,606
Accumulated other comprehensive income (loss), net of benefits	(1,230)	(631)
Total stockholders’ equity	34,051	34,043

Total liabilities and stockholders’ equity	$34,051	$34,044

__________________________________________Statements of Income___________________________________

Year Ended December 31,	2018	2017
(dollars in thousands)

Dividends and distributions from subsidiaries	$977	$1,089
Other expenses	(140)	(115)
Income before income tax benefit and equity in undistributed net income of subsidiaries	837	974
Income tax benefit	38	45
Change in undistributed equity of subsidiaries	708	(108)

Net income	$1,583	$911

___________________________________Statements of Cash Flows_______________________________________

Year Ended December 31,	2018	2017
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,583	$911
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	2	7
(Decrease) increase in other liabilities	(1)	1
Decrease in due from subsidiaries	1	2
Change in undistributed equity of subsidiaries	(708)	110

Net cash provided by operating activities	877	1,031

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	147	151
Dividends paid	(1,122)	(1,117)

Net cash used in financing activities	(975)	(966)

(Decrease) increase in cash	(98)	64

Cash, beginning of year	233	169

Cash, end of year	$135	$233

Note 19. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

__________________________________________2018__________________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,844	$3,862	$3,543	$3,444
Interest expense	599	560	490	452
Net interest income	3,245	3,302	3,053	2,992
Provision for credit losses	255	246	(5)	360
Net securities gains	—	—	—	—
Income before income taxes	365	631	433	283
Net income	307	542	478	255
Net income per share (basic and diluted)	$0.11	$0.19	$0.17	$0.09

___________________________________________2017______________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,466	$3,434	$3,383	$3,324
Interest expense	460	499	487	491
Net interest income	3,006	2,935	2,896	2,833
Provision for credit losses	93	78	(30)	195
Net securities gains	—	—	1	—
Income before income taxes	565	512	401	346
Net income	(152)	411	338	316
Net income per share (basic and diluted)	$(0.05)	$0.15	$0.12	$0.11