Form 10-Q
period 2019-03-31
GLEN BURNIE BANCORP
filed 2019-05-13
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	GLBZ	The Nasdaq Stock Market LLC

The number of shares of the registrant’s common stock outstanding as of May 6, 2019 was 2,821,230.

GLEN BURNIE BANCORP AND SUBSIDIARY

-  2 -

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,341	$2,605
Interest-bearing deposits in other financial institutions	14,194	13,349
Cash and Cash Equivalents	16,535	15,954

Investment securities available for sale, at fair value	61,420	81,572
Restricted equity securities, at cost	1,439	2,481

Loans, net of deferred fees and costs	299,417	299,120
Less: Allowance for loan losses	(2,605)	(2,541)
Loans, net	296,812	296,579

Real estate acquired through foreclosure	705	705
Premises and equipment, net	3,901	3,106
Bank owned life insurance	7,900	7,860
Deferred tax assets, net	1,197	1,392
Accrued interest receivable	1,110	1,198
Accrued taxes receivable	1,221	1,177
Prepaid expenses	515	466
Other assets	304	556
Total Assets	$393,059	$413,046

LIABILITIES
Noninterest-bearing deposits	$107,249	$101,369
Interest-bearing deposits	224,364	221,084
Total Deposits	331,613	322,453

Short-term borrowings	25,000	55,000
Defined pension liability	298	285
Accrued expenses and other liabilities	1,693	1,257
Total Liabilities	358,604	378,995

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,817,821 and 2,814,157 shares as of March 31, 2019 and December 31, 2018 , respectively.	2,818	2,814
Additional paid-in capital	10,433	10,401
Retained earnings	21,919	22,066
Accumulated other comprehensive loss	(715)	(1,230)
Total Stockholders' Equity	34,455	34,051

Total Liabilities and Stockholders' Equity	$393,059	$413,046

See accompanying notes to unaudited consolidated financial statements.

-  3 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$3,189	$2,872
Interest and dividends on securities	400	524
Interest on deposits with banks and federal funds sold	120	48
Total Interest Income	3,709	3,444

INTEREST EXPENSE
Interest on deposits	332	309
Interest on short-term borrowings	238	143
Total Interest Expense	570	452

Net Interest Income	3,139	2,992

Provision for loan losses	173	360
Net interest income after provision for loan losses	2,966	2,632

NONINTEREST INCOME
Service charges on deposit accounts	61	67
Other fees and commissions	178	168
Gains on redemption of BOLI policies	—	207
Gain on securities sold	3	—
Income on life insurance	40	44
Total Noninterest Income	282	486

NONINTEREST EXPENSE
Salary and benefits	1,770	1,721
Occupancy and equipment expenses	314	305
Legal, accounting and other professional fees	232	262
Data processing and item processing services	176	132
FDIC insurance costs	56	58
Advertising and marketing related expenses	27	17
Loan collection costs	13	41
Telephone costs	66	57
Other expenses	423	242
Total Noninterest Expenses	3,077	2,835

Income before income taxes	171	283

Income tax expense	36	28

NET INCOME	$135	$255

Basic and diluted net income per share of common stock	$0.05	$0.09

See accompanying notes to unaudited consolidated financial statements.

-  4 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net income	$135	$255

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain (loss) on securities during the period	932	(1,596)
Income tax (expense) benefit relating to item above	(255)	439
Reclassification adjustment for gain on sales of securities included in net income	(2)	—
Net effect on other comprehensive income (loss)	675	(1,157)

Net unrealized (loss) gain on interest rate swap:
Net unrealized (loss) gain on interest rate swap during the period	(221)	398
Income tax benefit (expense) relating to item above	61	(109)
Net effect on other comprehensive (loss) income	(160)	289

Other comprehensive income (loss)	515	(868)

Comprehensive income (loss)	$650	$(613)

See accompanying notes to unaudited consolidated financial statements.

-  5 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2017	$2,801	$10,267	$21,605	$(631)	$34,042

Net income	—	—	255	—	255
Cash dividends, $0.10 per share	—	—	(279)	—	(279)
Dividends reinvested under
dividend reinvestment plan	3	34	—	—	37
Other comprehensive loss	—	—	—	(868)	(868)

Balance, March 31, 2018	$2,804	$10,301	$21,581	$(1,499)	$33,187

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2018	$2,814	$10,401	$22,066	$(1,230)	$34,051

Net income	—	—	135	—	135
Cash dividends, $0.10 per share	—	—	(282)	—	(282)
Dividends reinvested under
dividend reinvestment plan	4	32	—	—	36
Other comprehensive income	—	—	—	515	515

Balance, March 31, 2019	$2,818	$10,433	$21,919	$(715)	$34,455

See accompanying notes to unaudited consolidated financial statements.

-  6 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$135	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	318	319
Provision for loan losses	173	360
Gain on life insurance	—	(207)
Increase in cash surrender value of bank owned life insurance	(40)	(42)
Increase (decrease) in ground rents	(3)	3
Decrease (increase) in accrued interest receivable	89	(49)
Net (increase) decrease in other assets	(61)	700
Net decrease in accrued expenses and other liabilities	(416)	(175)

Net cash provided by operating activities	195	1,164

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	22,815	2,663
Purchases of investment securities available for sale	(1,932)	(5,440)
Net sales of Federal Home Loan Bank stock	1,041	2
Net increase in loans	(408)	(4,138)
Purchases of premises and equipment	(47)	(19)

Net cash provided by (used in) investing activities	21,469	(6,932)

Cash flows from financing activities:
Net increase in deposits	9,163	1,932
Decrease in short term borrowings	(30,000)	—
Cash dividends paid	(282)	(279)
Common stock dividends reinvested	36	38

Net cash (used in) provided by financing activities	(21,083)	1,691

Net increase (decrease) in cash and cash equivalents	581	(4,077)

Cash and cash equivalents at beginning of year	15,954	12,605

Cash and cash equivalents at end of year	$16,535	$8,528

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$551	$441
Net income taxes paid (refunded)	36	(583)
Net decrease (increase) in unrealized depreciation on available for sale securities	932	(1,596)
Net (increase) decrease in unrealized appreciation on swaps	(221)	398

See accompanying notes to unaudited consolidated financial statements.

-  7 -

GLEN BURNIE BANCORP AND SUBSIDIARY

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2019 and December 31, 2018, the results of operations for the three-month period ended March 31, 2019 and 2018, and the statements of cash flows for the three-month period ended March 31, 2019 and 2018.  The operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or any future interim period.  The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019.  The unaudited consolidated financial statements for March 31, 2019 and 2018, the consolidated balance sheet at December 31, 2018, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Bank of Glen Burnie.  Consolidation resulted in the elimination of all intercompany accounts and transactions.

On January 10, 2019, the Board of Directors (the “Board”) of the Company and the Bank approved the contribution from the Company to the Bank of all of the common stock of GBB Properties, Inc. (“GBB”).  The contribution and assignment of 3,600 shares of common stock occurred on January 22, 2019 and was treated as a capital contribution.  Prior to the contribution, the Company owned all of the outstanding shares of common stock of GBB a Maryland corporation which was organized in 1994 and which is engaged in the business of acquiring, holding and disposing of real property, typically acquired in connection with foreclosure proceedings (or deeds in lieu of foreclosure) instituted by the Bank.

Cash Flow Presentation

In the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, Federal Home Loan Bank of Atlanta (“FHLB Atlanta”) overnight deposits, and federal funds sold.  Generally, federal funds are sold for one-day periods.

Reclassifications

Certain items in the 2018 consolidated financial statements have been reclassified to conform to the 2019 classifications.  The reclassifications had no effect on previously reported results of operations or retained earnings.

-  8 -

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

	Three Months Ended
	March 31,
	2019	2018
Basic and diluted earnings per share:
Net income	$135,025	$255,469
Weighted average common shares outstanding	2,816,518	2,802,509
Basic and dilutive net income per share	$0.05	$0.09

Diluted earnings per share calculations were not required for the three-month periods ended March 31, 2019 and 2018, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at March 31, 2019 or December 31, 2018.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.  The Company held no held-to-maturity securities at March 31, 2019 or December 31, 2018.

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

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at March 31, 2019 and December 31, 2018:

	At March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$18,938	$1	$(460)	$18,479
Agency mortgage-backed securities	27,104	11	(518)	26,597
Municipal securities	13,437	40	(115)	13,362
U.S. Government agency securities	1,999	—	(11)	1,988
U.S. Treasury securities	1,001	—	(7)	994

Total securities available for sale	$62,479	$52	$(1,111)	$61,420

	At December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$20,463	$6	$(663)	$19,806
Agency mortgage-backed securities	25,895	6	(914)	24,987
Municipal securities	34,205	78	(453)	33,830
U.S. Government agency securities	1,999	—	(40)	1,959
U.S. Treasury securities	1,001	—	(11)	990

Total securities available for sale	$83,563	$90	$(2,081)	$81,572

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018 are as follows:

March 31, 2019	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$—	$—	$17,280	$(460)	$17,280	$(460)
Agency mortgage-backed securities	—	—	24,611	(518)	24,611	(518)
Municipal securities	—	—	7,464	(115)	7,464	(115)
U.S. Government agency securities	—	—	1,988	(11)	1,988	(11)
U.S. Treasury securities	—	—	994	(7)	994	(7)
	$—	$—	$52,337	$(1,111)	$52,337	$(1,111)

-  10 -

December 31, 2018	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$1,625	$(22)	$17,546	$(640)	$19,171	$(662)
Agency mortgage-backed securities	3,399	(74)	21,417	(840)	24,816	(914)
Municipal securities	13,162	(244)	8,415	(210)	21,577	(454)
U.S. Government agency securities	—	—	1,959	(40)	1,959	(40)
U.S. Treasury securities	—	—	990	(11)	990	(11)
	$18,186	$(340)	$50,327	$(1,741)	$68,513	$(2,081)

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

At March 31, 2019, the Company recorded unrealized losses in its portfolio of debt securities totaling $1.1 million related to 111 securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2018, the Company recorded unrealized losses in its portfolio of debt securities totaling $2.1 million related to 142 securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Shown below are contractual maturities of debt securities at March 31, 2019.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2019

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$500	$497	1.58%
Over one to five years	1,001	993	1.72%
Over five to ten years	15,645	15,347	1.84%
Over ten years	45,333	44,583	2.38%
Total debt securities	$62,479	$61,420

_____________________

(1)  Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.

(2)  Yields on tax-exempt obligations are computed on a tax-equivalent basis.

-  11 -

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

	March 31,		December 31,
	2019		2018
(dollars in thousands)	Amount	%	Amount	%
Consumer	$12,876	4	$13,071	4
Residential real estate	81,567	27	82,637	28
Indirect	115,800	39	116,698	39
Commercial	14,504	5	14,284	5
Construction	2,090	1	2,317	1
Commercial real estate	72,580	24	70,113	23
Loans, net of deferred fees and costs	299,417	100	299,120	100
Less: Allowance for loan losses	(2,605)		(2,541)
Loans, net	$296,812		$296,579

The Bank’s net loans totaled $296.8 million at March 31, 2019, compared to $296.6 million at December 31, 2018, an increase of $0.2 million, or 0.08%.  Consumer loans decreased from $13.1 million at December 31, 2018 to $12.9 million at March 31, 2019, a decrease of $0.2 million, or 1.49%.  Residential real estate loans decreased by $1.1 million, or 1.29%, from $82.6 million at December 31, 2018 to $81.6 million at March 31, 2019.  Indirect loans decreased from $116.7 million at December 31, 2018 to $115.8 million at March 31, 2019, a decrease of $0.9 million, or 0.77%.  Commercial loans increased $0.2 million, or 1.54%, to $14.5 million at March 31, 2019, compared to $14.3 million at December 31, 2018.  Construction loans decreased by $0.2 million, or 9.80% to $2.1 million at March 31, 2019, compared to $2.3 million at December 31, 2018.  Commercial real estate loans increased from $70.1 million at December 31, 2018 to $72.6 million at March 31, 2019, an increase of $2.5 million or 3.52%.

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

•	Changes in the rate and direction of the loan volume by portfolio segment.
•	Concentration of credit including the concentration percentages, changes in concentration and concentrations relative to goals.
•	Changes in macro-economic factors including the rates and direction of unemployment, median income and population.
•	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes, and weighted required reserve trends.
•	Changes in rate and direction of charge offs and recoveries.

Transactions in the allowance for loan losses for the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows:

March 31, 2019		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Balance, beginning of year	$161	$864	$988	$241	$4	$283	$2,541
Charge-offs	—	(12)	(166)	(27)	—	—	(205)
Recoveries	10	—	80	6	—	—	96
Provision for loan losses	15	(35)	123	29	—	41	173

Balance, end of quarter	$186	$817	$1,025	$249	$4	$324	$2,605

Individually evaluated for impairment:
Balance in allowance	$52	$—	$—	$203	$—	$—	$255
Related loan balance	248	1,071	—	287	—	1,234	2,840

Collectively evaluated for impairment:
Balance in allowance	$134	$817	$1,025	$46	$4	$324	$2,350
Related loan balance	12,628	80,496	115,800	14,217	2,090	71,346	296,577

-  13 -

December 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Balance, beginning of year	$214	$1,061	$774	$237	$12	$291	$2,589
Charge-offs	(208)	(589)	(341)	—	—	(13)	(1,151)
Recoveries	48	2	183	14	—	—	247
Provision for loan losses	107	390	372	(10)	(8)	5	856

Balance, end of year	$161	$864	$988	$241	$4	$283	$2,541

Individually evaluated for impairment:
Balance in allowance	$22	$—	$—	$204	$—	$—	$226
Related loan balance	138	854	—	204	—	1,054	2,250

Collectively evaluated for impairment:
Balance in allowance	$139	$864	$988	$37	$4	$283	$2,315
Related loan balance	12,933	81,783	116,698	14,080	2,317	69,059	296,870

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	March 31,	March 31,
(dollars in thousands)	2019	2018
Average loans	$299,506	$273,964
Net charge offs to average loans (annualized)	0.27%	0.07%

During the three-month period ended March 31, 2019, loans to 19 borrowers and related entities totaling approximately $205,000 were determined to be uncollectible and were charged off.  During the three-month period ending March 31, 2018, loans to 7 borrowers and related entities totaling approximately $102,000 were determined to be uncollectible and were charged off.

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

As of March 31, 2019 and 2018, the Bank had outstanding commitments totaling $33.0 million and $24.7 million, respectively.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other

-  14 -

loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months
	Ended March 31,
(dollars in thousands)	2019	2018
Beginning balance	$35	$24
Reduction of unfunded reserve	(9)	(18)
Provisions charged to operations	—	6

Ending balance	$26	$12

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the first quarter 2019.

Asset Quality.  The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At March 31, 2019			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$12,412	$152	$—	$312	$12,876
Residential Real Estate	79,923	387	25	1,232	81,567
Indirect	114,981	633	—	186	115,800
Commercial	14,418	—	—	86	14,504
Construction	2,090	—	—	—	2,090
Commercial Real Estate	69,104	2,830	—	646	72,580

	$292,928	$4,002	$25	$2,462	$299,417

At December 31, 2018			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$12,669	$216	$—	$186	$13,071
Residential Real Estate	80,923	732	26	956	82,637
Indirect	115,890	692	—	116	116,698
Commercial	14,171	86	—	27	14,284
Construction	2,317	—	—	—	2,317
Commercial Real Estate	69,451	—	—	662	70,113

	$295,421	$1,726	$26	$1,947	$299,120

The balances in the above charts have not been reduced by the allowance for loan loss.  For the period ending March 31, 2019, the allowance for loan loss is $2.6 million.  For the period ending December 31, 2018, the allowance for loan loss is $2.5 million.

At March 31, 2019, there was $0.8 million in loans outstanding that were in an accrual status, but known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  The three loans outstanding, totaling $1.0 million are as follows: $583,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated

-  15 -

payoff since we have an assignment of rents from the property which has a very long-term national tenant; and a $202,000 Commercial loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $202,000.  Both of these loans are classified with a risk rating of Substandard.

Non-accrual loans with specific reserves at March 31, 2019 are comprised of:

Consumer loans –  Three loans to three borrowers that totaled $174,870 with specific reserves of $51,920 established for the loans.  One of these loans totaling $42,831 with a specific reserve in the amount of $16,371 was also a Troubled Debt Restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2019 and December 31, 2018.

March 31, 2019		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$175	$175	$1	$52	$223
Commercial	287	287	—	203	289
Total impaired loans with specific reserves	462	462	1	255	512

Impaired loans with no specific reserve:
Consumer	$137	$137	$—	$ n/a	$75
Residential Real Estate	1,235	2,004	1	n/a	2,176
Indirect	185	185	—	n/a	—
Commercial Real Estate	1,234	1,544	10	n/a	1,305
Total impaired loans with no specific reserve	$2,791	$3,869	$11	—	$3,556

December 31, 2018		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$89	$89	$3	$22	$136
Commercial	204	204	12	204	211
Total impaired loans with specific reserves	294	294	15	226	347

Impaired loans with no specific reserve:
Consumer	$96	$300	$2	n/a	$50
Residential Real Estate	956	1,545	4	n/a	1,981
Indirect	116	457	—	n/a	—
Commercial Real Estate	1,267	1,267	39	n/a	1,148
Total impaired loans with no specific reserve	$2,435	$3,569	$45	—	$3,179

-  16 -

	March 31,	December 31,
(dollars in thousands)	2019	2018

Troubled debt restructured loans	$245	$248
Non-accrual and 90+ days past due and still accruing loans to average loans	0.90%	0.73%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	104.7%	128.7%

At March 31, 2019, there were two troubled debt restructured loans consisting of a commercial loan of $202,000 and a consumer loan of $43,000.  The consumer loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the quarters ended March 31, 2018 and 2019.

		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Totals

December 31, 2017	185	2,124	88	48	318	507	3,270
Transfers into nonaccrual	38	183	160	—	—	2,000	2,381
Loans paid down/payoffs	(9)	(17)	(33)	—	—	(17)	(76)
Loans returned to accrual status	—	—	(37)	—	—	—	(37)
Loans charged off	(63)	—	(34)	—	—	—	(97)

March 31, 2018	151	2,290	144	48	318	2,490	5,441

December 31, 2018	186	956	116	27	—	662	1,947
Transfers into nonaccrual	134	571	270	86	—	—	1,061
Loans paid down/payoffs	(8)	(283)	(8)	—	—	(16)	(315)
Loans returned to accrual status	—	—	(19)	—	—	—	(19)
Loans charged off	—	(12)	(173)	(27)	—	—	(212)

March 31, 2019	312	1,232	186	86	—	646	2,462

Other Real Estate Owned.  At March 31, 2019 and December 31, 2018, the Company had $705,000 in real estate acquired in partial or total satisfaction of debt.  All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned.  Losses arising at the date of acquisition are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expense of operation are included in noninterest expense.  Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

-  17 -

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average - low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment at March 31, 2019 and December 31, 2018:

March 31, 2019		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$12,564	$80,397	$115,615	$14,217	$2,090	$71,346	$296,229
Special mention	—	—	—	—	—	—	—
Substandard	312	1,170	67	287	—	1,234	3,070
Doubtful	—	—	118	—	—	—	118
Loss	—	—	—	—	—	—	—

	$12,876	$81,567	$115,800	$14,504	$2,090	$72,580	$299,417

Nonaccrual	$312	$1,232	$186	$86	$—	$646	$2,462
Troubled debt restructures	$43	$—	$—	$202	$—	$—	$245
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	$43	$—	$—	$—	$—	$—	$43
Number of non-performing TDR accounts	1	—	—	—	—	—	1

-  18 -

December 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$12,888	$82,111	$115,724	$14,284	$2,317	$69,900	$297,224
Special mention	—	424	645	—	—	—	1,069
Substandard	183	102	244	—	—	213	742
Doubtful	—	—	85	—	—	—	85
Loss	—	—	—	—	—	—	—

	$13,071	$82,637	$116,698	$14,284	$2,317	$70,113	$299,120

Nonaccrual	$186	$956	$116	$27	$—	$662	$1,947
Troubled debt restructures	$44	$—	$—	$204	$—	$—	$248
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	$44	$—	$—	$—	$—	$—	$44
Number of non-performing TDR accounts	1	—	—	—	—	—	1

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

The Fair Value Hierarchy

ASC 820‑10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  In accordance with ASC 820‑10, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
•	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities).
•	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

-  19 -

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

Loans.  At March 31, 2019, these assets include 26 loans, excluding $349,000 of residential real estate, consumer and indirect loans, classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs.  Loans which are deemed to be impaired ($2.8 million of loans with $255,000 of specific reserves as of March 31, 2019) and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans ($2.4 million of the total impaired loans as of March 31, 2019).  On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers.  We obtain an appraisal on properties when they become impaired and have new appraisals at least every year.  Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property.  Therefore the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property.  Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value.  Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances.  The remaining impaired loans ($785,000 million with $255,000 of specific reserves as of March 31, 2019) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

-  20 -

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
March 31, 2019
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$18,479	$—	$18,479
Agency mortgage-backed securities	—	26,597	—	26,597
Municipal securities	—	13,362	—	13,362
U.S. Government agency securities	—	1,988	—	1,988
U.S. Treasury securities	—	994	—	994
Interest rate swap	—	73	—	73

Non-recurring:
Maryland Financial Bank stock	—	—	5	5
Impaired loans	—	—	2,999	2,999
OREO	—	705	—	705
	$—	$62,198	$3,004	$65,202
December 31, 2018
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$19,806	$—	$19,806
Agency mortgage-backed securities	—	24,987	—	24,987
Municipal securities	—	33,830	—	33,830
U.S. Government agency securities	—	1,959	—	1,959
U.S. Treasury securities	—	990	—	990
Interest rate swap	—	295	—	295

Non-recurring:
Maryland Financial Bank stock	—	—	5	5
Impaired loans	—	—	2,501	2,501
OREO		705		705
	$—	$82,572	$2,506	$85,078

The estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are summarized below.  The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values.  Also, the calculation of

-  21 -

estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2019		December 31, 2018
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,341	$2,341	$2,605	$2,605
Interest-bearing deposits in other financial institutions	14,194	14,194	12,468	12,468
Federal funds sold	62	62	881	881
Investment securities available for sale	61,420	61,420	81,572	81,572
Investments in restricted stock	1,439	1,439	2,481	2,481
Ground rents	146	146	143	143
Loans, less allowance for credit losses	296,812	293,507	296,579	293,175
Accrued interest receivable	1,110	1,110	1,198	1,198
Cash value of life insurance	7,900	7,900	7,860	7,860

Financial liabilities:
Deposits	331,613	309,010	322,453	307,271
Long-term borrowings	—	—	—	—
Short-term borrowings	25,000	25,004	55,000	55,851
Accrued interest payable	132	132	152	152
Unrecognized financial instruments:
Commitments to extend credit	24,664	24,664	19,905	19,905
Standby letters of credit	1,059	1,059	1,059	1,059

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
March 31, 2019	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$16,597	$16,597	$16,597	—	$—
Loans receivable, net	296,812	293,507	—	—	293,507
Cash value of life insurance	7,900	7,900	—	7,900	—
Financial instruments - Liabilities
Deposits	331,613	309,010	—	309,010	—
Short-term debt	25,000	25,004	—	25,004	—

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

ASU 2016‑1, “Financial Instruments – Overall (Subtopic 825‑10):  Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  ASU 2016-01 was effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017.  The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material impact on the consolidated financial statement.  The Bank’s equity securities are membership stocks in the Federal Home Loan Bank and Maryland Financial Bank and thereby excluded from fair value pricing.  For exit pricing on loans, the Company used data on recent originations which captured expectations of the credit risk “premium” and an analysis of prepayments which captures the Company’s historical prepayment experience.

ASU 2016‑02, “Leases (Topic 842).”  In February 2016, the FASB issued ASU No. 2016-02.  This guidance provides that lessees will be required to recognize the following for all operating leases (with the exception of short-term leases):  1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  The Company adopted the provisions of ASU No. 2016-02 on January 1, 2019 and elected several practical expedients made available by the FASB.  Specifically, the Company elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance.  In addition, the Company elected the package of practical expedients which among other things, requires no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases and the practical expedient which permits the Company to not separate nonlease components from lease components in determining the consideration in the lease agreement when the Company is a lessee and a lessor.  The Company identified the primary lease agreements in scope of this new guidance as those

-  23 -

relating to branch premises.  As a result, the Company recognized a lease liability of $0.8 million and a related right-of-use asset of $0.8 million on its consolidated balance sheet on January 1, 2019.

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

ASU 2017‑08, “Receivables – Nonrefundable Fees and Other Costs:  Premium Amortization on Purchased Callable Debt Securities.”  ASU 2017‑08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date.  Today, entities generally amortize the premium over the contractual life of the security.  The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity.  ASU No. 2017‑08 was effective for interim and annual reporting periods beginning after December 15, 2018.  The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  ASU 2017-08 was effective for the Company on January 1, 2019 and did not have a significant impact on our financial statements.

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

-  24 -

interim periods beginning after December 15, 2018 and early adoption was permitted.  ASU 2017-12 was effective for the Company on January 1, 2019 and did not have a significant impact on our financial statements.

ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The ASU does not have any impact on the underlying ASC 740 guidance that requires the effect of a change in tax law be included in income from continuing operations.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company adopted the guidance in the ASU in its December 31, 2017 consolidated financial statements resulting in a reclassification of $104,000 of stranded tax effects related to net unrealized losses on investment securities.  The impact was not material.

ASU No. 2018-11, “Leases - Targeted Improvements.”  ASU No. 2018-11 provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02.  Specifically, under the amendments in ASU 2018-11:  (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2)  lessors may elect not to separate lease and non-lease components when certain conditions are met.  The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company elected both transition options.  ASU 2018-11 did not have a material impact on the Company’s Consolidated Financial Statements.

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

ASU No. 2018-14,  “Compensation – Retirement Benefit Plans – General (Subtopic 715-20).”    ASU 2018-14 makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted.  As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2019-01, Leases (Topic 842):  “Codification Improvements.”  On March 5, 2019, the FASB issued ASU 2019-01, Leases (Topic 842):  Codification Improvements, which amends certain aspects of the Board’s new leasing standard, ASU 2016-02 to address two lessor implementation issues and clarify when lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new leases standard, Topic 842, Leases.  ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance.  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply.  However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied.  The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities.  Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard.  As ASU 2019-01 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

-  25 -

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  In the first three months of 2019, the Bank’s loan portfolio grew by $0.2 million or 0.08%, and deposit balances increased by $9.2 million or 2.84%.    The Company has a very strong capital position and capacity for future growth with estimated total regulatory capital to risk weighted assets of 13.46% as of March 31, 2019, compared to 13.85% for the same period of 2018.

Return on average assets for the three-month period ended March 31, 2019 was 0.14%,  compared to 0.26% for the three-month period ended March 31, 2018.  Return on average equity for the three-month period ended March 31, 2019 was 1.59%,  compared to 3.06% for the three-month period ended March 31, 2018.  The decrease was primarily caused by lower gains on redemption of bank-owned life insurance policies (“BOLI”) and higher noninterest expenses.

The book value per share of Bancorp’s common stock was $12.23 at March 31, 2019, compared to $11.83 per share at March 31, 2018.

At March 31, 2019, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s estimated tier 1 risk-based capital ratio was 12.51% at March 31, 2019, compared to 12.27% at December 31, 2018.

Our liquidity position remained strong due to available cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

Net income available to common stockholders for the three-month period ended March 31, 2019 was  $135,000, or $0.05 per basic and diluted common share compared to $255,000, or $0.09 per basic and diluted common share for the same period of 2018.  The results recorded for the three-month period ending March 31, 2019 were lower than the same period of 2018 resulting primarily from $242,000 higher non-interest expenses and $204,000 lower non-interest income.

RESULTS OF OPERATIONS

Net Interest Income.   The Company’s net interest income for the three-month period ended March 31, 2019 was $3.1 million, as compared to $3.0 million for the same period in 2018, an increase of $147,000, or 4.92%.

-  26 -

Total interest income for the first quarter 2019 increased $266,000, or 7.71% when compared to the same period in 2018, from $3.4 million in 2018 to $3.7 million in 2019.  The primary driver of the increase was an increase of $316,000 in interest and fees on loans as a result of a $25.5 million increase in average loan balances.

Interest expense for the first quarter 2019 increased $117,000 from $452,000 for the same period in 2018 to $570,000 in 2019, an increase of 25.96%.  The primary driver for the increase in interest expense was a 0.12% increase in the cost of funds resulting primarily from an $18.4 million increase in the average balance of borrowed funds and higher interest paid on certificates of deposit in 2019 when compared to 2018.

Net interest margin for the three-month period ended March 31, 2019 was 3.30% as compared to 3.22% for the three-month period ended March 31, 2018.  The increase was primarily due to higher average balances and yields on interest-earning assets.  The yield on interest earning assets increased by 0.19% from 3.71% for the three-month period ended March 31, 2018 to 3.90% for the same period of 2019.  The cost of funds increased 0.12% from 0.51% for the three-month period ended March 31, 2018 to 0.63% for the same period of 2019.

-  27 -

The following tables set forth, for the periods indicated, information regarding the average balances of interest earning assets and interest bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest earning assets and rates paid on average interest bearing liabilities.

	Three Months Ended March 31,
	2019			2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$14,081	$80	2.29%	$8,654	$33	1.53%
Investment securities available for sale	69,939	400	2.29	92,449	524	2.30
Restricted equity securities	2,118	40	7.73	1,339	15	4.50
Total interest bearing deposits/investments	86,138	520	2.45	102,442	572	2.27

Loans:
Commercial & industrial	14,673	225	6.23	11,167	164	5.97
Commercial real estate	70,310	892	5.14	73,388	881	4.87
Residential real estate	82,172	919	4.48	81,996	914	4.52
Indirect automobile	117,137	874	2.98	87,575	606	2.80
Construction	2,399	50	8.42	4,154	62	6.08
Consumer & other	12,815	229	7.25	15,684	245	6.33
Total loans	299,506	3,189	4.32	273,964	2,872	4.25
Total interest-earning assets	385,644	3,709	3.90	376,406	3,444	3.71

Cash	2,433			2,673
Allowance for loan losses	(2,577)			(2,622)
Market valuation	(1,829)			(1,780)
Other assets	16,393			17,156
Total non-earning assets	14,420			15,427
Total assets	$400,064			$391,833

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$112,402	16	0.06%	$116,030	16	0.05%
Money market	19,261	2	0.05	20,488	3	0.05
Certificates of deposit	89,883	314	1.42	94,610	290	1.24
Total interest-bearing deposits	221,546	332	0.61	231,128	309	0.54

Borrowed Funds:
Federal Funds Purchased	538	4	3.35	—	—	—
FHLB advances	40,643	234	2.33	22,752	143	2.55
Total borrowed funds	41,181	238	2.34	22,752	143	2.55
Total interest-bearing liabilities	262,727	570	0.88	253,880	452	0.72

Non-interest-bearing deposits	101,736			103,364
Total cost of funds	364,463	570	0.63	357,244	452	0.51

Other liabilities and accrued expenses	1,255			893
Total liabilities	365,718			358,137

Stockholder's equity	34,346			33,696
Total liabilities and equity	$400,064			$391,833
Net interest income		$3,139			$2,992
Yield on earning assets			3.90%			3.71%
Cost of interest-bearing liabilities			0.88%			0.72%
Net interest spread			3.02%			2.99%
Net interest margin			3.30%			3.22%

-  28 -

Provision for Credit Losses.   The Company recognized provisions for credit losses in the amount of $173,000 and $360,000 for the three-month periods ending March 31, 2019 and 2018, respectively.   The decrease in provision for credit losses in the 2019 period was primarily the result of $294,000 lower required reserves offset by $59,000 higher net charge offs.  As of March 31, 2019, the allowance for credit losses equaled 104.7% of non-accrual and 90+ days past due loans as compared to 52.7% at March 31, 2018.

Noninterest Income.   Noninterest income decreased to $282,000 for the three-month period ended March 31, 2019, from $486,000 for the corresponding period in 2018, a decrease of $204,000, or 41.96%.  The decrease was primarily due to $207,000 lower gains on redemption of bank-owned life insurance policies (“BOLI”).

Noninterest Expenses.   Noninterest expenses increased from $2.8 million for the three-month period ended March 31, 2018, to $3.1 million for the corresponding period in 2019, an increase of $242,000, or 8.52%.   The increase was primarily due to increases in salary and employee benefits costs, data processing and items processing services, litigation settlement costs, OREO expenses, bank robbery loss and other insurance expense, offset by decreases in legal, accounting and professional fees and loan collection costs.

Income Taxes.   During the three-month period ended March 31, 2019, the Company recorded income tax expense of $36,000 compared to $28,000 for the same period in 2018.   The Company’s annualized effective tax rate at March 31, 2019 was 19.40% compared to 11.76% for the prior year period.  The significant difference in the annualized effective tax rate in 2018 was due to the gain on the redemptions of BOLI policies in the period, which are tax exempt and the sale of tax-exempt municipal securities in the first quarter 2019.

Comprehensive Income (Loss).  In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements.  Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts.   For the first quarter of 2019, comprehensive income, net of tax, totaled $650,000 as compared to comprehensive loss of $613,000 for the same period in 2018.  The increase was due to net unrealized gains on available for sale securities, offset by lower net income and net unrealized losses on interest rate swaps.

FINANCIAL CONDITION

General.  The Company’s assets decreased to $393.1 million at March 31, 2019 from $413.0 million at December 31, 2018, a decrease of $20.0 million or 4.84%, primarily due to the sale of available for sale investment securities in the first quarter of 2019.  The Bank’s cash and cash equivalents as of March 31, 2019, totaled $16.5 million, an increase of $0.6 million, or 3.64% from $16.0 million at December 31, 2018.

The Company’s investment securities available for sale totaled $61.4 million at March 31, 2019, a $20.2 million, or 24.7%  decrease from $81.6 million at December 31, 2018.  The decrease resulted primarily from security sales; the proceeds from which were used to repay borrowings that funded 2018 loan originations.

The Bank’s net loans totaled $296.8 million at March 31, 2019 as compared to $296.6 million at December 31, 2018,  an increase of $233,000 or 0.08%,  primarily attributable to an increase in commercial and commercial real estate loans, offset by decreases in consumer, residential real estate, indirect and construction loans.

Loans are placed on nonaccrual status when they are past due 90 days as to either principal or interest or when, in the opinion of management, the collection of all interest and/or principal is in doubt.  Placing a loan on nonaccrual status means that we no longer accrue interest or amortize deferred fees or costs on such loans and reverse any interest previously accrued but not collected.  Management may grant a waiver from nonaccrual status for a 90 day past due loan that is both well secured and in the process of collection.  A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and the borrower has demonstrated the ability to make payments in accordance with the terms of the loan and remain current.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are

-  29 -

measured based on the fair value of the collateral for collateral dependent loans and at the present value of expected future cash flows using the loans’ effective interest rates for loans that are not collateral dependent.

At March 31, 2019, impaired loans totaled $3.2 million.  Included in the impaired loans total were $2.5 million in loans classified as nonaccrual loans.  At March 31, 2019, troubled debt restructurings included in impaired loans totaled $244,000.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans	$2,462	$1,947
TDR loans excluding those in nonaccrual loans	202	204
Accruing loans past due 90+ days	25	26

Total nonperforming loans	2,689	2,177

Real estate acquired through foreclosure	705	705

Total nonperforming assets	$3,394	$2,882

Nonperforming assets to total assets	0.86%	0.70%

Deposits as of March 31, 2019 totaled $331.6 million, an increase of $9.2 million, or 2.84% from  $322.5 million at December 31, 2018.   Demand deposits as of March 31, 2019, totaled $107.2 million, an increase of $5.9 million, or 5.8% from $101.4 million at December 31, 2018.   Interest-bearing checking accounts as of March 31, 2019, totaled $31.3 million, an increase of $4.6 million, or 17.4% from $26.7 million at December 31, 2018.   Savings accounts as of March 31, 2019 totaled $84.7 million, an increase of $0.6 million, or 0.7%, from $84.1 million at December 31, 2018.  Money market accounts as of March 31, 2019, totaled $20.4 million, an increase of $1.8 million, or 9.7%, from $18.6 million at December 31, 2018.    Time deposits under $100,000 totaled $49.5 million on March 31, 2019,  a $600,000 or 1.2%  decrease from $50.1 million at December 31, 2018.  Time deposits over $100,000 totaled $38.5 million on March 31, 2019,  a decrease of $3.2 million, or 7.7% from $41.7 million at December 31, 2018.

-  30 -

Deposits for the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018		2019 vs 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$107,249	32.3%	$101,369	31.4%	$5,880	5.8%

Interest-bearing deposits:
Checking	31,296	9.5%	26,654	8.3%	4,642	17.4%
Savings	84,720	25.6%	84,097	26.1%	623	0.7%
Money market	20,356	6.1%	18,564	5.8%	1,792	9.7%
Total interest-bearing checking, savings and money market deposits	136,372	41.2%	129,315	40.2%	7,057	5.5%

Time deposits under $100,000	49,523	14.9%	50,104	15.5%	(581)	(1.2)%
Time deposits of $100,00 or more	38,469	11.6%	41,665	12.9%	(3,196)	(7.7)%
Total time deposits	87,992	26.5%	91,769	28.4%	(3,777)	(4.1)%

Total interest-bearing deposits	224,364	67.7%	221,084	68.6%	3,280	1.5%

Total Deposits	$331,613	100.0%	$322,453	100.0%	$9,160	2.8%

Lease Commitments.    The Financial Accounting Standards Board (“FASB”) issued guidance, Leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures.  The Bank adopted this guidance on January 1, 2019.  It was applied using a modified retrospective approach which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the current period consolidated financial statements.  For leases where the Bank is the lessee, operating leases are included in premises and equipment, net, and accrued expenses and other liabilities on the Consolidated Balance Sheet.  The Bank currently does not have any finance leases.    The initial adoption of this guidance had no material effect on the Bank and there was no cumulative-effect adjustment to beginning retained earnings.  The Bank will continue to report periods prior to January 1, 2019 in its financial statements under prior guidance as outlined in Accounting Standards Codification Topic 840, "Leases".  Management will evaluate the effects of the lease guidance on a quarterly basis.

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received.  The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate.  Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised.  Lease expense is recognized on a straight-line basis over the lease term.

Future minimum payments of the Bank’s operating leases as of March 31, 2019 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2019	$139
2020	189
2021	158
2022	150
2023	153
2024	158
Total	$948

-  31 -

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

For the three months ended March 31, 2019, the Bank accrued $88,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

-  32 -

environment.  It is our goal to structure the balance sheet so that net interest-earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At March 31, 2019, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(4)%	(3)%	(3)%	(4)%
March 31, 2019	(12)%	(5)%	5%	10%
March 31, 2018	(16)%	(7)%	3%	5%

-  33 -

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2019.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$2,341
Federal funds and overnight deposits	14,194	—	—	—	14,194
Securities	—	497	993	59,930	61,420
Loans	1,059	3,072	75,454	217,227	296,812
Fixed assets	—	—	—	—	3,901
Other assets	—	—	—	—	14,391
Total assets	$15,253	$3,569	$76,447	$277,157	$393,059

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$107,249
NOW accounts	31,296	—	—	—	31,296
Money market deposit accounts	20,356	—	—	—	20,356
Savings accounts	84,720	—	—	—	84,720
IRA accounts	3,559	7,490	16,169	—	27,218
Certificates of deposit	15,854	21,579	23,341	—	60,774
Long-term borrowings	—	—	—	—	—
Short-term borrowings	25,000	—	—	—	25,000
Other liabilities	—	—	—	—	1,991
Stockholders’ equity:	—	—	—	—	34,455
Total liabilities and stockholders' equity	$180,785	$29,069	$39,510	$—	$393,059

GAP	$(165,532)	$(25,500)	$36,937	$277,157
Cumulative GAP	$(165,532)	$(191,032)	$(154,095)	$123,062
Cumulative GAP as a % of total assets	(42.11)%	(48.60)%	(39.20)%	31.31%

As shown above, measures of net interest income at risk were more favorable at March 31, 2019 than at March 31, 2018 over a 12-month modeling period.  All measures remained within prescribed policy limits in the up interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.  The primary contributor to the more favorable position was the more asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2019	(7)%	(3)%	23%	41%
March 31, 2018	(3)%	(2)%	(7)%	(17)%

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

-  34 -

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of six months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.  The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2019, totaled $16.5 million, an increase of $0.6 million, or 3.64% from the $16.0 million at December 31, 2018.

As of March 31, 2019, the Bank was permitted to draw on a $103.3 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans.  At December 31, 2018, there were  $55.0 million in short-term borrowings from FHLB and as of March 31, 2019, there were $25.0 million in short-term borrowings outstanding.  The decrease in FHLB short-term borrowings resulted from the sale of available-for-sale investment securities, the proceeds of which were used to payoff $30.0 million in short-term borrowings. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $5.0 million and $8.0 million, of which $0 was outstanding as of March 31, 2019.    At March 31, 2019 the Bank was in the process of establishing a Discount Window line of credit at the Federal Reserve Bank.  However, the Bank must first pledge loans or investment securities as collateral before it is able to draw on this line of credit.

The Company’s stockholders’ equity increased $404,000, or 1.19% during the three-month period ended March 31, 2019,  primarily due to a decrease in accumulated other comprehensive loss, net of taxes (“AOCI”),and stock issuances under the dividend reinvestment program, offset by decreases in retained earnings and unrealized gains on interest rate swap contracts.   The Company’s AOCI decreased by $515,000, or 41.87% from a loss of $1,230,000 at December 31, 2018 to a loss of $715,000 at March 31, 2019, resulting from lower net unrealized losses on the available for sale bond portfolio.   Retained earnings decreased by $147,000, or 0.66% as the result of dividends paid on common stock, offset by the Company’s net income for the three-month period ended March 31, 2019.

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

-  35 -

Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”).  Effective January 1, 2015, the final rules required the Company and the Bank to comply with the following minimum capital ratios:  (i)  a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii)  a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii)  a total capital ratio of 8.0% of risk-weighted assets; and (iv)  a leverage ratio of 4.0% of total assets.  These are the initial capital requirements, which were phased in over a four-year period. The rules were fully phased in on January 1, 2019, and require the Company and the Bank to maintain (i)  a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii)  a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii)  a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv)  a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The regulations impose two sets of capital adequacy requirements:  minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At March 31, 2019, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.68%, a Tier 1 risk-based capital ratio of 12.51%, a common equity Tier 1 risk-based capital ratio of 12.51%, and a total risk-based capital ratio of 13.46%.  The Company’s capital amounts and ratios at March 31, 2019 and December 31, 2018 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1	$34,681	12.51%	$12,472	4.50%	$18,014	6.50%
Total capital	$37,311	13.46%	$22,172	8.00%	$27,715	10.00%
Tier 1 capital	$34,681	12.51%	$16,629	6.00%	$22,172	8.00%
Tier 1 leverage	$34,681	8.68%	$15,983	4.00%	$19,978	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1	$34,778	12.27%	$12,757	4.50%	$18,427	6.50%
Total capital	$37,354	13.18%	$22,679	8.00%	$28,349	10.00%
Tier 1 capital	$34,778	12.27%	$17,009	6.00%	$22,679	8.00%
Tier 1 leverage	$34,778	8.52%	$16,330	4.00%	$20,413	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the

-  36 -

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

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

-  39 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: May 13, 2019	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer

-  40 -