Form 10-Q
period 2019-06-30
GLEN BURNIE BANCORP
filed 2019-08-12
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of August 4, 2019 was 2,824,412.

GLEN BURNIE BANCORP AND SUBSIDIARY

-  2 -

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,373	$2,605
Interest-bearing deposits in other financial institutions	7,565	13,349
Cash and Cash Equivalents	9,938	15,954

Investment securities available for sale, at fair value	61,213	81,572
Restricted equity securities, at cost	1,227	2,481

Loans, net of deferred fees and costs	291,237	299,120
Less: Allowance for loan losses	(2,459)	(2,541)
Loans, net	288,778	296,579

Real estate acquired through foreclosure	705	705
Premises and equipment, net	3,840	3,106
Bank owned life insurance	7,940	7,860
Deferred tax assets, net	1,059	1,392
Accrued interest receivable	992	1,198
Accrued taxes receivable	1,194	1,177
Prepaid expenses	491	466
Other assets	236	556
Total Assets	$377,613	$413,046

LIABILITIES
Noninterest-bearing deposits	$107,132	$101,369
Interest-bearing deposits	213,046	221,084
Total Deposits	320,178	322,453

Short-term borrowings	20,000	55,000
Defined pension liability	304	285
Accrued expenses and other liabilities	2,241	1,257
Total Liabilities	342,723	378,995

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,821,230 and 2,814,157 shares as of June 30, 2019 and December 31, 2018 , respectively.	2,821	2,814
Additional paid-in capital	10,464	10,401
Retained earnings	21,957	22,066
Accumulated other comprehensive loss	(352)	(1,230)
Total Stockholders' Equity	34,890	34,051

Total Liabilities and Stockholders' Equity	$377,613	$413,046

See accompanying notes to unaudited consolidated financial statements.

-  3 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$3,176	$2,958	$6,366	$5,830
Interest and dividends on securities	336	535	736	1,059
Interest on deposits with banks and federal funds sold	62	50	182	98
Total Interest Income	3,574	3,543	7,284	6,987

INTEREST EXPENSE
Interest on deposits	333	325	665	634
Interest on short-term borrowings	117	165	355	308
Total Interest Expense	450	490	1,020	942

Net Interest Income	3,124	3,053	6,264	6,045

Provision for loan losses	30	(5)	204	355
Net interest income after provision for loan losses	3,094	3,058	6,060	5,690

NONINTEREST INCOME
Service charges on deposit accounts	64	61	124	128
Other fees and commissions	177	179	356	347
Gains on redemption of BOLI policies	—	101	—	308
Gain on securities sold	—	—	3	—
Income on life insurance	41	45	81	89
Total Noninterest Income	282	386	564	872

NONINTEREST EXPENSE
Salary and benefits	1,685	1,649	3,455	3,371
Occupancy and equipment expenses	386	316	700	615
Legal, accounting and other professional fees	304	281	535	510
Data processing and item processing services	44	103	219	241
FDIC insurance costs	60	65	116	122
Advertising and marketing related expenses	25	32	52	49
Loan collection costs	26	80	40	121
Telephone costs	55	67	121	124
Other expenses	405	418	829	693
Total Noninterest Expenses	2,990	3,011	6,067	5,846

Income before income taxes	386	433	557	716

Income tax expense (benefit)	67	(45)	103	(17)

NET INCOME	$319	$478	$454	$733

Basic and diluted net income per share of common stock	$0.11	$0.17	$0.16	$0.26

See accompanying notes to unaudited consolidated financial statements.

-  4 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$319	$478	$454	$733

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain (loss) on securities during the period	899	15	1,831	(1,576)
Income tax (expense) benefit relating to item above	(247)	(6)	(503)	434
Reclassification adjustment for gain on sales of securities included in net income	—	—	(2)	—
Net effect on other comprehensive income (loss)	652	9	1,326	(1,142)

Net unrealized (loss) gain on interest rate swap:
Net unrealized (loss) gain on interest rate swap during the period	(398)	107	(619)	546
Income tax benefit (expense) relating to item above	109	(41)	171	(150)
Net effect on other comprehensive (loss) income	(289)	66	(448)	396

Other comprehensive income (loss)	363	75	878	(746)

Comprehensive income (loss)	$682	$553	$1,332	$(13)

See accompanying notes to unaudited consolidated financial statements.

-  5 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2017	$2,801	$10,267	$21,605	$(631)	$34,042

Net income	—	—	733	—	733
Cash dividends, $0.20 per share	—	—	(560)	—	(560)
Dividends reinvested under
dividend reinvestment plan	7	68	—	—	75
Other comprehensive loss	—	—	—	(746)	(746)

Balance, June 30, 2018	$2,808	$10,335	$21,778	$(1,377)	$33,544

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Gain	Total

Balance, December 31, 2018	$2,814	$10,401	$22,066	$(1,230)	$34,051

Net income	—	—	454	—	454
Cash dividends, $0.20 per share	—	—	(563)	—	(563)
Dividends reinvested under
dividend reinvestment plan	7	63	—	—	70
Other comprehensive income	—	—	—	878	878

Balance, June 30, 2019	$2,821	$10,464	$21,957	$(352)	$34,890

See accompanying notes to unaudited consolidated financial statements.

-  6 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$454	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	550	579
Provision for loan losses	204	355
Gain on life insurance	—	(308)
(Decrease) increase in cash surrender value of bank owned life insurance	(81)	935
(Decrease) increase in ground rents	(3)	3
Decrease (increase) in accrued interest receivable	206	(9)
Net (increase) in other assets	(338)	(232)
Net decrease (increase) in accrued expenses and other liabilities	177	(51)

Net cash provided by operating activities	1,169	2,005

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	25,125	5,557
Purchases of investment securities available for sale	(3,255)	(5,440)
Net sales (purchase) of Federal Home Loan Bank stock	1,254	(211)
Net decrease (increase) in loans	7,596	(18,457)
Purchases of premises and equipment	(137)	(61)

Net cash provided by (used in) investing activities	30,583	(18,612)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,275)	7,569
(Decrease) increase in short term borrowings	(35,000)	5,000
Cash dividends paid	(563)	(560)
Common stock dividends reinvested	70	75

Net cash (used in) provided by financing activities	(37,768)	12,084

Net (decrease) in cash and cash equivalents	(6,016)	(4,523)

Cash and cash equivalents at beginning of year	15,954	12,605

Cash and cash equivalents at end of year	$9,938	$8,082

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,048	$908
Net income taxes paid (refunded)	120	(573)
Net decrease (increase) in unrealized depreciation on available for sale securities	1,831	(1,576)
Net (increase) decrease in unrealized appreciation on swaps	(620)	546

See accompanying notes to unaudited consolidated financial statements.

-  7 -

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2019 and December 31, 2018, the results of operations for the three- and six-month periods ended June 30, 2019 and 2018, and the statements of cash flows for the six-month period ended June 30, 2019 and 2018.  The operating results for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or any future interim period.  The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019.  The unaudited consolidated financial statements for June 30, 2019 and 2018, the consolidated balance sheet at December 31, 2018, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Bank of Glen Burnie.  Consolidation resulted in the elimination of all intercompany accounts and transactions.

On January 10, 2019, the Board of Directors (the “Board”) of the Company and the Bank approved the contribution from the Company to the Bank of all of the common stock of GBB Properties, Inc. (“GBB”).  The contribution and assignment of 3,600 shares of common stock occurred on January 22, 2019 and was treated as a capital contribution.  Prior to the contribution, the Company owned all of the outstanding shares of common stock of GBB, a Maryland corporation which was organized in 1994 and which is engaged in the business of acquiring, holding and disposing of real property, typically acquired in connection with foreclosure proceedings (or deeds in lieu of foreclosure) instituted by the Bank.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic and diluted earnings per share:
Net income	$319,275	$477,685	$454,300	$733,154
Weighted average common shares outstanding	2,819,994	2,806,599	2,818,266	2,804,565
Basic and dilutive net income per share	$0.11	$0.17	$0.16	$0.26

Diluted earnings per share calculations were not required for the three- and six-month periods ended June 30, 2019 and 2018, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at June 30, 2019 or December 31, 2018.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.  The Company held no held-to-maturity securities at June 30, 2019 or December 31, 2018.

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

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at June 30, 2019 and December 31, 2018:

	At June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$19,238	$39	$(174)	$19,103
Agency mortgage-backed securities	25,742	134	(225)	25,651
Municipal securities	13,392	116	(45)	13,463
U.S. Government agency securities	2,000	—	(2)	1,998
U.S. Treasury securities	1,001	—	(3)	998

Total securities available for sale	$61,373	$289	$(449)	$61,213

	At December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$20,463	$6	$(663)	$19,806
Agency mortgage-backed securities	25,895	6	(914)	24,987
Municipal securities	34,205	78	(453)	33,830
U.S. Government agency securities	1,999	—	(40)	1,959
U.S. Treasury securities	1,001	—	(11)	990

Total securities available for sale	$83,563	$90	$(2,081)	$81,572

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018 are as follows:

June 30, 2019	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$332	$(1)	$14,232	$(173)	$14,564	$(174)
Agency mortgage-backed securities	—	—	16,906	(225)	16,906	(225)
Municipal securities	—	—	4,551	(45)	4,551	(45)
U.S. Government agency securities	—	—	1,997	(2)	1,997	(2)
U.S. Treasury securities	—	—	998	(3)	998	(3)
	$332	$(1)	$38,684	$(448)	$39,016	$(449)

-  10 -

December 31, 2018	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$1,625	$(22)	$17,546	$(640)	$19,171	$(662)
Agency mortgage-backed securities	3,399	(74)	21,417	(840)	24,816	(914)
Municipal securities	13,162	(244)	8,415	(210)	21,577	(454)
U.S. Government agency securities	—	—	1,959	(40)	1,959	(40)
U.S. Treasury securities	—	—	990	(11)	990	(11)
	$18,186	$(340)	$50,327	$(1,741)	$68,513	$(2,081)

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

At June 30, 2019, the Company recorded unrealized losses in its portfolio of debt securities totaling $0.4  million related to 92 securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

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

Shown below are contractual maturities of debt securities at June 30, 2019.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2019

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$1,001	$998	1.64%
Over one to five years	977	973	1.68%
Over five to ten years	14,367	14,246	1.83%
Over ten years	45,028	44,996	2.36%
Total debt securities	$61,373	$61,213

_____________________

(1)  Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.

(2)  Yields on tax-exempt obligations are computed on a tax-equivalent basis.

-  11 -

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

	June 30,		December 31,
	2019		2018
(dollars in thousands)	Amount	%	Amount	%
Consumer	$12,259	4	$13,071	4
Residential real estate	81,213	28	82,637	28
Indirect	110,716	38	116,698	39
Commercial	12,065	4	14,284	5
Construction	2,886	1	2,317	1
Commercial real estate	72,098	25	70,113	23
Loans, net of deferred fees and costs	291,237	100	299,120	100
Less: Allowance for loan losses	(2,459)		(2,541)
Loans, net	$288,778		$296,579

The Bank’s net loans totaled $288.8 million at June 30, 2019, compared to $296.6 million at December 31, 2018, a decrease of $7.8 million, or 2.63%.  Consumer loans decreased from $13.1 million at December 31, 2018 to $12.3 million at June 30, 2019, a decrease of $0.8 million, or 6.21%.  Residential real estate loans decreased by $1.4 million, or 1.72%, from $82.6 million at December 31, 2018 to $81.2 million at June 30, 2019.  Indirect loans decreased from $116.7 million at December 31, 2018 to $110.7 million at June 30, 2019, a decrease of $6.0 million, or 5.13%.  Commercial loans decreased $2.2 million, or 15.53%, to $12.1 million at June 30, 2019, compared to $14.3 million at December 31, 2018.  Construction loans increased by $0.6 million, or 24.54% to $2.9 million at June 30, 2019, compared to $2.3 million at December 31, 2018.  Commercial real estate loans increased from $70.1 million at December 31, 2018 to $72.1 million at June 30, 2019, an increase of $2.0 million or 2.83%.

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

•	Changes in the rate and direction of the loan volume by portfolio segment.
•	Concentration of credit including the concentration percentages, changes in concentration and concentrations relative to goals.
•	Changes in macro-economic factors including the rates and direction of unemployment, median income and population.
•	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes, and weighted required reserve trends.
•	Changes in rate and direction of charge offs and recoveries.

Transactions in the allowance for loan losses for the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows:

June 30, 2019		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Balance, beginning of year	$161	$864	$988	$241	$4	$283	$2,541
Charge-offs	(69)	(16)	(323)	(27)	—	—	(435)
Recoveries	12	—	127	10	—	—	149
Provision for loan losses	49	(177)	220	16	1	95	204

Balance, end of quarter	$153	$671	$1,012	$240	$5	$378	$2,459

Individually evaluated for impairment:
Balance in allowance	$16	$—	$—	$200	$—	$—	$216
Related loan balance	154	784	—	284	—	1,202	2,424

Collectively evaluated for impairment:
Balance in allowance	$137	$671	$1,012	$40	$5	$378	$2,243
Related loan balance	12,105	80,429	110,716	11,781	2,886	70,896	288,813

-  13 -

December 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Balance, beginning of year	$214	$1,061	$774	$237	$12	$291	$2,589
Charge-offs	(208)	(589)	(341)	—	—	(13)	(1,151)
Recoveries	48	2	183	14	—	—	247
Provision for loan losses	107	390	372	(10)	(8)	5	856

Balance, end of year	$161	$864	$988	$241	$4	$283	$2,541

Individually evaluated for impairment:
Balance in allowance	$22	$—	$—	$204	$—	$—	$226
Related loan balance	138	854	—	204	—	1,054	2,250

Collectively evaluated for impairment:
Balance in allowance	$139	$864	$988	$37	$4	$283	$2,315
Related loan balance	12,933	81,783	116,698	14,080	2,317	69,059	296,870

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	June 30,	June 30,
(dollars in thousands)	2019	2018
Average loans	$295,425	$281,104
Net charge offs to average loans (annualized)	0.24%	0.48%

During the six-month period ended June 30, 2019, loans to 39 borrowers and related entities totaling approximately $435,000 were determined to be uncollectible and were charged off.  During the six-month period ending June 30, 2018, loans to 25 borrowers and related entities totaling approximately $769,000 were determined to be uncollectible and were charged off.

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

As of June 30, 2019 and 2018, the Bank had outstanding commitments totaling $29.9 million and $33.8 million, respectively.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended
	Ended June 30,
(dollars in thousands)	2019	2018
Beginning balance	$35	$24
Reduction of unfunded reserve	(23)	(18)
Provisions charged to operations	—	37

Ending balance	$12	$43

-  14 -

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the second quarter 2019.

Asset Quality.  The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2019			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$11,988	$55	$—	$216	$12,259
Residential Real Estate	80,305	2	23	883	81,213
Indirect	110,166	520	—	30	110,716
Commercial	11,979	—	—	86	12,065
Construction	2,886	—	—	—	2,886
Commercial Real Estate	68,795	—	—	3,303	72,098

	$286,119	$577	$23	$4,518	$291,237

At December 31, 2018			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$12,669	$216	$—	$186	$13,071
Residential Real Estate	80,923	732	26	956	82,637
Indirect	115,890	692	—	116	116,698
Commercial	14,171	86	—	27	14,284
Construction	2,317	—	—	—	2,317
Commercial Real Estate	69,451	—	—	662	70,113

	$295,421	$1,726	$26	$1,947	$299,120

The balances in the above charts have not been reduced by the allowance for loan loss.  For the period ending June 30, 2019, the allowance for loan loss is $2.5 million.  For the period ending December 31, 2018, the allowance for loan loss is $2.5 million.

At June 30, 2019, there was $0.8 million in loans outstanding that were in an accrual status, but known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  The two loans outstanding, totaling $0.8 million are as follows: $563,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant; and a $199,000 Commercial loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $199,000.  Both of these loans are classified with a risk rating of Substandard.

Non-accrual loans with specific reserves at June 30, 2019 are comprised of:

Consumer loans – Two loans to two borrowers that totaled $83,121 with specific reserves of $16,448 established for the loans.  One of these loans totaling $42,341 with a specific reserve in the amount of $16,318 was also a Troubled Debt Restructured loan.

-  15 -

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2019 and December 31, 2018.

June 30, 2019		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$83	$83	$1	$16	$134
Commercial	284	284	7	200	288
Total impaired loans with specific reserves	367	367	8	216	422

Impaired loans with no specific reserve:
Consumer	$132	$132	$2	$ n/a	$75
Residential Real Estate	821	1,589	4	n/a	1,921
Indirect	30	30	—	n/a	—
Commercial Real Estate	3,881	3,881	21	n/a	1,294
Total impaired loans with no specific reserve	$4,864	$5,632	$27	—	$3,290

December 31, 2018		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$89	$89	$3	$22	$136
Commercial	204	204	12	204	211
Total impaired loans with specific reserves	294	294	15	226	347

Impaired loans with no specific reserve:
Consumer	$96	$300	$2	n/a	$50
Residential Real Estate	956	1,545	4	n/a	1,981
Indirect	116	457	—	n/a	—
Commercial Real Estate	1,267	1,267	39	n/a	1,148
Total impaired loans with no specific reserve	$2,435	$3,569	$45	—	$3,179

	June 30,	December 31,
(dollars in thousands)	2019	2018

Troubled debt restructured loans	$241	$248
Non-accrual and 90+ days past due and still accruing loans to average loans	1.61%	0.73%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	54.0%	128.7%

At June 30, 2019, there were two troubled debt restructured loans consisting of a commercial loan of $199,000 and a consumer loan of $42,000.  The consumer loan is in a nonaccrual status.

-  16 -

The following table shows the activity for non-accrual loans for the quarters ended June 30, 2018 and 2019.

		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Totals

December 31, 2017	185	2,124	88	48	318	507	3,270
Transfers into nonaccrual	44	183	305	—	—	2,000	2,532
Loans paid down/payoffs	(15)	(41)	(51)	(48)	(8)	(136)	(299)
Loans returned to accrual status	—	—	(50)	—	—	—	(50)
Loans charged off	(92)	(513)	(163)	—	—	—	(768)

June 30, 2018	122	1,753	129	—	310	2,371	4,685

December 31, 2018	186	956	116	27	—	662	1,947
Transfers into nonaccrual	134	571	334	86	—	2,746	3,871
Loans paid down/payoffs	(16)	(628)	(21)	—	—	(105)	(770)
Loans returned to accrual status	(48)	—	(102)	—	—	—	(150)
Loans charged off	(40)	(16)	(297)	(27)	—	—	(380)

June 30, 2019	216	883	30	86	—	3,303	4,518

Other Real Estate Owned.  At June 30, 2019 and December 31, 2018, the Company had $705,000 in real estate acquired in partial or total satisfaction of debt.  All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned.  Losses arising at the date of acquisition are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expense of operation are included in noninterest expense.  Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average - low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)

-  17 -

5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment at June 30, 2019 and December 31, 2018:

June 30, 2019		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$12,044	$80,392	$110,686	$11,781	$2,886	$68,217	$286,006
Special mention	—	—	—	—	—	—	—
Substandard	215	821	5	284	—	3,881	5,206
Doubtful	—	—	25	—	—	—	25
Loss	—	—	—	—	—	—	—

	$12,259	$81,213	$110,716	$12,065	$2,886	$72,098	$291,237

Nonaccrual	$216	$883	$30	$86	$—	$3,303	$4,518
Troubled debt restructures	$42	$—	$—	$199	$—	$—	$241
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	$42	$—	$—	$—	$—	$—	$42
Number of non-performing TDR accounts	1	—	—	—	—	—	1

December 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$12,888	$82,111	$115,724	$14,284	$2,317	$69,900	$297,224
Special mention	—	424	645	—	—	—	1,069
Substandard	183	102	244	—	—	213	742
Doubtful	—	—	85	—	—	—	85
Loss	—	—	—	—	—	—	—

	$13,071	$82,637	$116,698	$14,284	$2,317	$70,113	$299,120

Nonaccrual	$186	$956	$116	$27	$—	$662	$1,947
Troubled debt restructures	$44	$—	$—	$204	$—	$—	$248
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	$44	$—	$—	$—	$—	$—	$44
Number of non-performing TDR accounts	1	—	—	—	—	—	1

-  18 -

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

Loans.  At June 30, 2019, these assets include 24 loans, excluding $2.8 million of residential real estate, consumer and indirect loans, classified as impaired, which include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs.  Loans which are deemed to be impaired $2.4 million of loans with $216,000 of specific reserves as of June 30, 2019 and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans $4.7 million of the total impaired loans as of June 30, 2019.  On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers.  We obtain an appraisal on properties when they become impaired and have new appraisals at least every year.  Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property.  Therefore the most significant unobservable inputs is the details of the

-  19 -

amenities included within the property and the condition of the property.  Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value.  Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances.  The remaining impaired loans ($530,000 with $216,000 of specific reserves as of June 30, 2019) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
June 30, 2019
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$19,103	$—	$19,103
Agency mortgage-backed securities	—	25,651	—	25,651
Municipal securities	—	13,463	—	13,463
U.S. Government agency securities	—	1,998	—	1,998
U.S. Treasury securities	—	998	—	998
Interest rate swap	—	(326)	—	(326)

Non-recurring:
Maryland Financial Bank stock	—	—	5	5
Impaired loans	—	—	5,014	5,014
OREO	—	705	—	705
	$—	$61,592	$5,019	$66,611
December 31, 2018
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$19,806	$—	$19,806
Agency mortgage-backed securities	—	24,987	—	24,987
Municipal securities	—	33,830	—	33,830
U.S. Government agency securities	—	1,959	—	1,959
U.S. Treasury securities	—	990	—	990
Interest rate swap	—	295	—	295

Non-recurring:
Maryland Financial Bank stock	—	—	5	5
Impaired loans	—	—	2,501	2,501
OREO		705		705
	$—	$82,572	$2,506	$85,078

The estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 are summarized below.  The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values.  Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

-  20 -

	June 30, 2019		December 31, 2018
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,373	$2,373	$2,605	$2,605
Interest-bearing deposits in other financial institutions	7,454	7,454	12,468	12,468
Federal funds sold	111	111	881	881
Investment securities available for sale	61,213	61,213	81,572	81,572
Investments in restricted stock	1,227	1,227	2,481	2,481
Ground rents	146	146	143	143
Loans, less allowance for credit losses	288,778	286,809	296,579	293,175
Accrued interest receivable	992	992	1,198	1,198
Cash value of life insurance	7,940	7,940	7,860	7,860

Financial liabilities:
Deposits	320,178	318,571	322,453	307,271
Short-term borrowings	20,000	20,012	55,000	55,851
Accrued interest payable	123	123	152	152
Unrecognized financial instruments:
Commitments to extend credit	28,818	28,818	19,905	19,905
Standby letters of credit	1,059	1,059	1,059	1,059

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
June 30, 2019	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$9,827	$9,827	$9,827	—	$—
Loans receivable, net	288,778	286,809	—	—	286,809
Cash value of life insurance	7,940	7,940	—	7,940	—
Financial instruments - Liabilities
Deposits	320,178	318,571	107,185	211,386	—
Short-term debt	20,000	20,012	—	20,012	—

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") as of the required effective dates.  The following accounting pronouncements should be read in conjunction with "Critical Accounting Policies" of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2018 Form 10-K.

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

-  22 -

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

-  23 -

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

ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” was issued in April 2019 by the FASB.  With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in ASU 2017-12 would not (1)  call into question the classification of other HTM securities, (2)  be required to actually designate any reclassified security in a last-of-layer hedge, or (3)  be restricted from selling any reclassified security.  As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities.  All Company securities were AFS at June 30, 2019.

-  24 -

ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief” was issued on May 15, 2019. The ASU amends the transition guidance in the new credit losses standard, ASC 326, Financial Instruments—Credit Losses.  The amendment provides entities with an option upon adoption of ASC 326-20, to irrevocably elect the fair value option for certain financial instruments that are both:  (a)  within the scope of ASC 326-20 (the current expected credit loss or “CECL” model) and (b)  eligible for the fair value option in ASC 825-10, Financial Instruments—Overall.  This election should be applied on an instrument-by-instrument basis for eligible financial assets.  The fair value option election is not applicable to debt securities classified as available for sale or held to maturity. In addition, the amendment does not provide the option to discontinue or “unelect” the fair value option on instruments when an entity previously elected to apply it.  If the fair value option is elected, an entity would recognize the difference between the carrying amount and the fair value of the financial instrument as part of the cumulative effect adjustment associated with the adoption of ASC 326. Subsequently, the financial instrument would be measured at fair value with changes in fair value reported in current earnings.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is continuing to evaluate the extent of the potential impact upon adoption to the Company’s financial statements.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  The Bank’s loan portfolio decreased by $7.8 million or 2.63% in the first six months of 2019 due to a slower pace of loan originations stemming primarily from a competitive and challenging economic environment.  The Company has strong liquidity and capital positions that provide ample capacity for future growth, along with the Bank’s total regulatory capital to risk weighted assets of 12.91% at June 30, 2019, compared to 12.78% for the same period of 2018.

Return on average assets for the three- and six-month periods ended June 30, 2019  were 0.34% and 0.24%, respectively, compared to 0.49% and 0.38% for the three- and six-month periods ended June 30, 2018, respectively.  Return on average equity for the three- and six-month period ended June 30, 2019 were 3.70% and 2.66%, respectively, compared to 5.78% and 4.42% for the three- and six-month period ended June 30, 2018, respectively.  Lower gains on redemption of bank-owned life insurance policies (“BOLI”) and higher income tax expense primarily drove the lower returns for the three-month period ended June 30, 2019.  Lower gains on redemption of BOLI policies and higher noninterest expenses primarily drove the lower returns for the six-month period ended June 30, 2019.

The book value per share of Bancorp’s common stock was $12.37 at June 30, 2019, compared to $11.95 per share at June 30, 2018.

-  25 -

At June 30, 2019, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s estimated tier 1 risk-based capital ratio was 12.05% at June 30, 2019, compared to 12.27% at December 31, 2018.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income available to common stockholders for the three-month period ended June 30, 2019 was $319,000, or $0.11 per basic and diluted common share compared to $478,000, or $0.17 per basic and diluted common share for the same period of 2018.  The results recorded for the three-month period ending June 30, 2019 were lower than the same period of 2018 resulting primarily from $104,000 lower non-interest income.    Net income available to common stockholders for the six-month period ended June 30, 2019 was $454,000, or $0.16 per basic and diluted common share compared to $733,000, or  $0.26 per basic and diluted common share for the same period of 2018.  The results recorded for the six-month period ending June 30, 2019 were lower than the same period of 2018 resulting primarily from $221,000 higher non-interest expenses and $308,000 lower non-interest income, offset by a $370,000 increase in net interest income after provision.

Net Interest Income.   The Company’s net interest income for the three-month period ended June 30, 2019 was $3.1 million, compared to $3.1 million for the same period in 2018, an increase of $71,000, or 2.33%.  The Company’s net interest income for the six-month period ended June 30, 2019 was $6.3 million, compared to $6.0 million for the same period in 2018, an increase of $219,000 or 3.62%.

Total interest income for the second quarter 2019 increased $31,000, or 0.88% when compared to the same period in 2018, from $3.5 million in 2018 to $3.6 million in 2019.  The primary driver of the increase was an increase of $218,000 in interest and fees on loans offset by a $199,000 decrease in interest and dividends on investment securities.    Total interest income increased $297,000 for the six-month period ended June 30, 2019, when compared to the same period in 2018 from $7.0 million in 2018 to $7.3 million in 2019, an increase of 4.26%.  The primary driver of the increase in total interest income was an increase of $536,000 in interest and fees on loans offset by a decrease in interest and dividends on investment securities in the amount of $323,000.

Interest expense for the second quarter 2019 decreased $40,000 from $490,000 for the same period in 2018 to $450,000 in 2019, a decrease of 8.16%.  The primary driver for the decrease was a $35.0 million decrease in short-term borrowings repaid using proceeds from the sale of investment securities.  Interest expense increased $78,000 for the six-month period ended June 30, 2019 from $942,000 for the same period in 2018 to $1.0 million in 2019, an increase of 8.26%.  The increase was primarily due to an increase in the cost of short-term borrowings used to fund a higher level of loan originations for the six-month period ended June 30, 2018 compared to the same period in 2019.

Net interest margin for the three-month period ended June 30, 2019 was 3.41% compared to 3.21% for the three-month period ended June 30, 2018.  The increase was primarily due to lower average balances and higher yields on interest-earning assets, lower average deposit balances and cost of funds.  The yield on interest earning assets increased by 0.18% from 3.73% for the three-month period ended June 30, 2018 to 3.91% for the same period of 2019.  The cost of funds decreased 0.02% from 0.54% for the three-month period ended June 30, 2018 to 0.52% for the same period of 2019.  Net interest margins for the six-month period ended June 30, 2019 was 3.36% compared to 3.22% for the six-month period ended June 30, 2018.  The increase was primarily due to higher yields on interest earning assets partially offset by a higher cost of funds.  The yield on interest earning assets increased by 0.18% from 3.72% for the six-month period ended June 30, 2018 to 3.90% for the same period of 2019.  The cost of funds increased 0.05% from 0.53% for the six-month period ended June 30, 2018 to 0.58% for the same period of 2019.

-  26 -

The following tables set forth, for the periods indicated, information regarding the average balances of interest earning assets and interest bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest earning assets and rates paid on average interest bearing liabilities.

	Three Months Ended June 30,
	2019			2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$8,696	$41	1.89%	$7,514	$26	1.39%
Investment securities available for sale	61,621	336	2.18	91,290	535	2.35
Restricted equity securities	1,260	21	6.60	1,500	24	6.36
Total interest bearing deposits/investments	71,577	398	2.23	100,304	585	2.34

Loans:
Commercial & industrial	13,497	213	6.34	11,481	178	6.19
Commercial real estate	72,377	874	4.85	73,647	897	4.89
Residential real estate	80,843	921	4.56	82,171	905	4.42
Indirect automobile	113,191	889	3.14	94,997	685	2.89
Construction	2,980	61	8.20	4,032	60	5.95
Consumer & other	12,537	218	6.96	14,776	233	6.33
Total loans	295,425	3,176	4.31	281,104	2,958	4.22
Total interest-earning assets	367,002	3,574	3.91	381,408	3,543	3.73

Cash	2,325			2,563
Allowance for loan losses	(2,528)			(2,688)
Market valuation	(862)			(2,557)
Other assets	16,722			17,478
Total non-earning assets	15,657			14,796
Total assets	$382,659			$396,204

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$113,272	18	0.06%	$113,890	18	0.07%
Money market	20,074	2	0.05	19,710	2	0.05
Certificates of deposit	86,288	313	1.45	96,009	305	1.27
Total interest-bearing deposits	219,634	333	0.61	229,609	325	0.57

Borrowed Funds:
Federal Funds Purchased	11	—	3.07	—	—	—
FHLB advances	20,778	117	2.26	26,394	165	2.50
Total borrowed funds	20,789	117	2.27	26,394	165	2.50
Total interest-bearing liabilities	240,423	450	0.75	256,003	490	0.77

Non-interest-bearing deposits	105,402			105,870
Total cost of funds	345,825	450	0.52	361,873	490	0.54

Other liabilities and accrued expenses	1,869			825
Total liabilities	347,694			362,698

Stockholder's equity	34,965			33,506
Total liabilities and equity	$382,659			$396,204
Net interest income		$3,124			$3,053
Yield on earning assets			3.91%			3.73%
Cost of interest-bearing liabilities			0.75%			0.77%
Net interest spread			3.16%			2.96%
Net interest margin			3.41%			3.21%

-  27 -

	Six Months Ended June 30,
	2019			2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$11,388	$121	2.14%	$8,084	$58	1.46%
Investment securities available for sale	65,780	736	2.24	91,870	1,059	2.31
Restricted equity securities	1,689	61	7.30	1,419	40	5.63
Total interest bearing deposits/investments	78,857	918	2.35	101,373	1,157	2.30

Loans:
Commercial & industrial	14,085	439	6.28	11,324	342	6.08
Commercial real estate	71,344	1,766	4.99	73,517	1,779	4.88
Residential real estate	81,508	1,841	4.52	82,084	1,818	4.43
Indirect automobile	115,163	1,763	3.06	91,286	1,291	2.83
Construction	2,689	111	8.31	4,093	122	6.01
Consumer & other	12,676	446	7.10	15,230	478	6.33
Total loans	297,465	6,366	4.32	277,534	5,830	4.24
Total interest-earning assets	376,322	7,284	3.90	378,907	6,987	3.72

Cash	2,379			2,618
Allowance for loan losses	(2,552)			(2,655)
Market valuation	(1,345)			(2,169)
Other assets	16,599			17,386
Total non-earning assets	15,081			15,180
Total assets	$391,403			$394,087

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$112,837	33	0.06%	$114,960	35	0.06%
Money market	19,667	5	0.05	20,099	5	0.05
Certificates of deposit	88,085	627	1.43	95,309	594	1.26
Total interest-bearing deposits	220,589	665	0.61	230,368	634	0.56

Borrowed Funds:
FHLB advances	30,985	355	2.31	24,573	308	2.53
Total borrowed funds	30,985	355	2.31	24,573	308	2.53
Total interest-bearing liabilities	251,574	1,020	0.82	254,941	942	0.75

Non-interest-bearing deposits	103,570			104,617
Total cost of funds	355,144	1,020	0.58	359,558	942	0.53

Other liabilities and accrued expenses	1,597			859
Total liabilities	356,741			360,417

Stockholder's equity	34,662			33,670
Total liabilities and equity	$391,403			$394,087
Net interest income		$6,264			$6,045
Yield on earning assets			3.90%			3.72%
Cost of interest-bearing liabilities			0.82%			0.75%
Net interest spread			3.09%			2.97%
Net interest margin			3.36%			3.22%

Provision for Credit Losses.  The Company recognized provisions for credit losses in the amount of $30,000 and a  negative provision of $5,000 for the three-month period ending June 30, 2019 and 2018, respectively.  The increase in provision for credit losses in the 2019 period was primarily the result of $468,000 lower required reserves and $433,000

-  28 -

lower net charge offs.  As of June 30, 2019, the allowance for credit losses represented 0.84% of total loans compared to 0.79% at June 30, 2018 and is consistent with our improved credit quality.    The Company recognized provisions for credit losses in the amount of $204,000 and $355,000 for the six-month period ending June 30, 2019 and 2018, respectively.   The decrease for the six-month period ended June 30, 2019 as compared to the same period in 2018 primarily reflects lower net charge offs.  As a result, the allowance for loan losses was $2.46 million at June 30, 2019, representing 0.84% of total loans, compared to $2.28 million, or 0.79% of total loans for the same period of 2018.

Noninterest Income.   Noninterest income decreased to $282,000 for the three-month period ended June 30, 2019, from $386,000 for the corresponding period in 2018, a decrease of $104,000, or 26.84%.  The decrease was primarily due to $101,000 lower gains on redemption of BOLI.    Noninterest income decreased to $564,000 for the six-month period ended June 30, 2019, from $872,000 for the corresponding period in 2018, a decrease of $308,000, or 35.30%.  The decrease was primarily due to $308,000 lower gains on redemption of BOLI.

Noninterest Expenses.   Noninterest expenses decreased from $3.0 million for the three-month period ended June 30, 2018, to $3.0 million for the corresponding period in 2019, a decrease of $21,000, or 0.69%.   The decrease was primarily due to decreases in data processing and item processing services, loan collection costs, and telephone costs, offset by increases in salaries and benefits, occupancy and equipment expenses, and legal, accounting and professional fees.  Noninterest expenses increased from $5.8 million for the six-month period ended June 30, 2018, to $6.1 million for the corresponding period in 2019, an increase of $221,000, or 3.78%.   The increase was primarily due to increases in salary and employee benefits costs,  occupancy and equipment, legal, accounting and professional fees, litigation settlement costs, and bank robbery loss, offset by decreases in data processing and items processing services and loan collection costs.

Income Taxes.   During the three-month period ended June 30, 2019, the Company recorded income tax expense of $67,000 compared to a benefit of $45,000 for the same period in 2018.   During the six-month period ended June 30, 2019, the Company recorded income tax expense of $103,000 compared to a benefit of $17,000 for the same period in 2018.   The Company’s annualized effective tax rate at June 30, 2019 was 20.96%  compared to 0.76% for the prior year.  The increase in the annualized effective tax rate between years for both the three- and six-month periods was due to the gain on the redemptions of BOLI policies, which are tax exempt and sale of tax-exempt municipal securities in the first quarter 2019.

Comprehensive Income (Loss).  In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements.  Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts.  For the second quarter of 2019, comprehensive income, net of tax, totaled $682,000 compared to comprehensive income of $553,000 for the same period in 2018.  The increase was due to net unrealized gains on available for sale securities, offset by lower net income and net unrealized losses on interest rate swaps.   For the six-month period ended June 30, 2019, comprehensive income, net of tax, totaled $1.3 million, compared to a  $13,000 loss for the same period in 2018.  The increase was due to net unrealized gains on available for sale securities, offset by lower net income and net unrealized losses on interest rate swaps.

FINANCIAL CONDITION

General.  The Company’s assets decreased to $377.6 million at June 30, 2019 from $413.0 million at December 31, 2018, a decrease of $35.4 million or 8.58%, primarily due to the sale of available for sale investment securities and net decrease in the loan portfolio.  Proceeds from the sale of investment securities were used to repay short term borrowings.  The Bank’s cash and cash equivalents as of June 30, 2019, totaled $9.9 million, a decrease of $6.0 million, or 37.71% from $16.0 million at December 31, 2018.

The Company’s investment securities available for sale totaled $61.2 million at June 30, 2019, a $20.4 million, or a 24.96% decrease from $81.6 million at December 31, 2018.  The decrease resulted primarily from security sales; the proceeds from which were used to repay borrowings that funded 2018 loan originations.

-  29 -

The Bank’s net loans totaled $288.8 million at June 30, 2019 compared to $296.6 million at December 31, 2018,  a decrease of $7.8 million or 2.63%,  primarily attributable to an increase in construction and commercial real estate loans, offset by decreases in consumer, residential real estate, indirect and commercial loans.

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

At June 30, 2019, impaired loans totaled $5.2 million.  Included in the impaired loans total were $4.5 million in loans classified as nonaccrual loans.  At June 30, 2019, troubled debt restructurings included in impaired loans totaled $242,000.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans	$4,518	$1,947
TDR loans excluding those in nonaccrual loans	199	204
Accruing loans past due 90+ days	23	26

Total nonperforming loans	4,740	2,177

Real estate acquired through foreclosure	705	705

Total nonperforming assets	$5,445	$2,882

Nonperforming assets to total assets	1.44%	0.70%

Deposits as of June 30, 2019 totaled $320.2 million, a decrease of $2.3 million, or 0.71% from  $322.5 million at December 31, 2018.   Demand deposits as of June 30, 2019, totaled $107.1 million, an increase of $5.8 million, or 5.69% from $101.4 million at December 31, 2018.   Interest-bearing checking accounts as of June 30, 2019, totaled $27.1 million, an increase of $0.4 million, or 1.50% from $26.7 million at December 31, 2018.   Savings accounts as of June 30, 2019 totaled $83.9 million, a decrease of $0.2 million, or 0.21%, from $84.1 million at December 31, 2018.  Money market accounts as of June 30, 2019, totaled $19.3 million, an increase of $0.8 million, or 4.23%, from $18.6 million at December 31, 2018.    Time deposits under $100,000 totaled $47.4 million on June 30, 2019,  a  $2.7 million or a 5.47% decrease from $50.1 million at December 31, 2018.  Time deposits over $100,000 totaled $35.4 million on June 30, 2019,  a decrease of $6.3 million, or 15.13% from $41.7 million at December 31, 2018.
-  30 -

Deposits for the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018		2019 vs 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$107,132	33.5%	$101,369	31.4%	$5,763	5.7%

Interest-bearing deposits:
Checking	27,053	8.4%	26,654	8.3%	399	1.5%
Savings	83,918	26.2%	84,097	26.1%	(179)	(0.2)%
Money market	19,349	6.1%	18,564	5.8%	785	4.2%
Total interest-bearing checking, savings and money market deposits	130,320	40.7%	129,315	40.2%	1,005	0.8%

Time deposits under $100,000	47,364	14.8%	50,104	15.5%	(2,740)	(5.5)%
Time deposits of $100,00 or more	35,362	11.0%	41,665	12.9%	(6,303)	(15.1)%
Total time deposits	82,726	25.8%	91,769	28.4%	(9,043)	(9.9)%

Total interest-bearing deposits	213,046	66.5%	221,084	68.6%	(8,038)	(3.6)%

Total Deposits	$320,178	100.0%	$322,453	100.0%	$(2,275)	(0.7)%

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

Future minimum payments of the Bank’s operating leases as of June 30, 2019 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2019	$92
2020	189
2021	158
2022	150
2023	153
2024	158
Total	$900

-  31 -

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

For the six months ended June 30, 2019, the Bank accrued $184,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

At June 30, 2019, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(4)%	(3)%	(3)%	(4)%
June 30, 2019	(9)%	(5)%	4%	9%
June 30, 2018	(12)%	(4)%	1%	2%

-  33 -

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2019.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$2,373
Federal funds and overnight deposits	7,565	—	—	—	7,565
Securities	—	998	973	59,242	61,213
Loans	1,392	2,712	77,714	206,960	288,778
Fixed assets	—	—	—	—	3,840
Other assets	—	—	—	—	13,844
Total assets	$8,957	$3,710	$78,687	$266,202	$377,613

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$107,132
NOW accounts	27,053	—	—	—	27,053
Money market deposit accounts	19,349	—	—	—	19,349
Savings accounts	83,918	—	—	—	83,918
IRA accounts	1,409	10,482	14,126	—	26,017
Certificates of deposit	7,164	25,690	23,855	—	56,709
Long-term borrowings	—	—	—	—	—
Short-term borrowings	20,000	—	—	—	20,000
Other liabilities	—	—	—	—	2,545
Stockholders’ equity:	—	—	—	—	34,890
Total liabilities and stockholders' equity	$158,893	$36,172	$37,981	$—	$377,613

GAP	$(149,936)	$(32,462)	$40,706	$266,202
Cumulative GAP	$(149,936)	$(182,398)	$(141,692)	$124,510
Cumulative GAP as a % of total assets	(39.71)%	(48.30)%	(37.52)%	32.97%

As shown above, measures of net interest income at risk were more favorable at June 30, 2019 than at June 30, 2018 over a 12-month modeling period.  All measures remained within prescribed policy limits in the up interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.  The primary contributor to the more favorable position was the more asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2019	(12)%	(4)%	26%	46%
June 30, 2018	(2)%	(2)%	(7)%	(17)%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of six months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.  The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2019, totaled $9.9 million, a decrease of $6.0 million, or 37.71% from the $16.0 million at December 31, 2018.

As of June 30, 2019, the Bank was permitted to draw on a $98.3 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans.  At December 31, 2018, there were  $55.0 million in short-term borrowings from FHLB and as of June 30, 2019, there were $20.0 million in short-term borrowings outstanding.  The decrease in FHLB short-term borrowings resulted from the sale of available-for-sale investment securities, the proceeds of which were used to payoff $35.0 million in short-term borrowings. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding and a secured Discount Window line of credit at the Federal Reserve Bank in the amount of $11.3 million, of which $0 was outstanding as of June 30, 2019.

The Company’s stockholders’ equity increased $839,000, or 2.46% during the six-month period ended June 30, 2019,  primarily due to a decrease in accumulated other comprehensive loss, net of taxes (“AOCI”), and stock issuances under the dividend reinvestment program, offset by decreases in retained earnings and increases in unrealized losses on interest rate swap contracts.   The Company’s AOCI increased by $878,000 or 71.37% from a loss of $1,230,000 at December 31, 2018 to a loss of $352,000 at June 30, 2019, resulting from lower net unrealized losses on the available for sale bond portfolio.   Retained earnings decreased by $109,000, or 0.49% as the result of dividends paid on common stock, offset by the Company’s net income for the six-month period ended June 30, 2019.

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

-  35 -

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

The regulations impose two sets of capital adequacy requirements:  minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At June 30, 2019, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.12%, a Tier 1 risk-based capital ratio of 12.05%, a common equity Tier 1 risk-based capital ratio of 12.05%, and a total risk-based capital ratio of 12.91%.  The Company’s capital amounts and ratios at June 30, 2019 and December 31, 2018 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1	$34,864	12.05%	$13,015	4.50%	$18,799	6.50%
Total capital	$37,335	12.91%	$23,137	8.00%	$28,922	10.00%
Tier 1 capital	$34,864	12.05%	$17,353	6.00%	$23,137	8.00%
Tier 1 leverage	$34,864	9.12%	$15,287	4.00%	$19,109	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1	$34,778	12.27%	$12,757	4.50%	$18,427	6.50%
Total capital	$37,354	13.18%	$22,679	8.00%	$28,349	10.00%
Tier 1 capital	$34,778	12.27%	$17,009	6.00%	$22,679	8.00%
Tier 1 leverage	$34,778	8.52%	$16,330	4.00%	$20,413	5.00%

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

-  36 -

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

-  37 -

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

GLEN BURNIE BANCORP
(Registrant)

Date: August 12, 2019	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer

-  40 -