Form 10-Q
period 2019-09-30
GLEN BURNIE BANCORP
filed 2019-11-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of November 4, 2019 was 2,827,473.

GLEN BURNIE BANCORP AND SUBSIDIARY

-  2 -

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$3,678	$2,605
Interest-bearing deposits in other financial institutions	15,893	13,349
Cash and Cash Equivalents	19,571	15,954

Investment securities available for sale, at fair value	64,817	81,572
Restricted equity securities, at cost	1,225	2,481

Loans, net of deferred fees and costs	283,889	299,120
Less: Allowance for loan losses	(2,307)	(2,541)
Loans, net	281,582	296,579

Real estate acquired through foreclosure	705	705
Premises and equipment, net	3,820	3,106
Bank owned life insurance	7,982	7,860
Deferred tax assets, net	1,013	1,392
Accrued interest receivable	976	1,198
Accrued taxes receivable	982	1,177
Prepaid expenses	557	466
Other assets	208	556
Total Assets	$383,438	$413,046

LIABILITIES
Noninterest-bearing deposits	$111,453	$101,369
Interest-bearing deposits	213,813	221,084
Total Deposits	325,266	322,453

Short-term borrowings	20,000	55,000
Defined pension liability	311	285
Accrued expenses and other liabilities	2,493	1,257
Total Liabilities	348,070	378,995

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,824,412 and 2,814,157 shares as of September 30, 2019 and December 31, 2018 , respectively.	2,824	2,814
Additional paid-in capital	10,495	10,401
Retained earnings	22,280	22,066
Accumulated other comprehensive loss	(231)	(1,230)
Total Stockholders' Equity	35,368	34,051

Total Liabilities and Stockholders' Equity	$383,438	$413,046

See accompanying notes to unaudited consolidated financial statements.

-  3 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$3,176	$3,269	$9,543	$9,100
Interest and dividends on securities	326	526	1,061	1,585
Interest on deposits with banks and federal funds sold	88	67	270	165
Total Interest Income	3,590	3,862	10,874	10,850

INTEREST EXPENSE
Interest on deposits	336	362	1,001	997
Interest on short-term borrowings	110	198	465	506
Total Interest Expense	446	560	1,466	1,503

Net Interest Income	3,144	3,302	9,408	9,347

Provision for loan losses	(139)	246	65	601
Net interest income after provision for loan losses	3,283	3,056	9,343	8,746

NONINTEREST INCOME
Service charges on deposit accounts	62	59	187	187
Other fees and commissions	287	216	643	564
Gains on redemption of BOLI policies	—	—	—	308
Gain on securities sold	—	—	3	—
Income on life insurance	42	41	122	130
Gains on sale of OREO	—	15	—	15
Total Noninterest Income	391	331	955	1,204

NONINTEREST EXPENSE
Salary and benefits	1,685	1,710	5,140	5,080
Occupancy and equipment expenses	340	272	1,040	850
Legal, accounting and other professional fees	259	212	794	721
Data processing and item processing services	109	168	328	454
FDIC insurance costs	—	64	116	187
Advertising and marketing related expenses	27	16	79	65
Loan collection costs	22	32	62	153
Telephone costs	62	56	183	181
Other expenses	352	329	1,181	1,014
Total Noninterest Expenses	2,856	2,859	8,923	8,705

Income before income taxes	818	528	1,375	1,245

Income tax expense	212	89	315	73

NET INCOME	$606	$439	$1,060	$1,172

Basic and diluted net income per share of common stock	$0.21	$0.16	$0.38	$0.42

See accompanying notes to unaudited consolidated financial statements.

-  4 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$606	$439	$1,060	$1,172

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain (loss) on securities during the period	301	(662)	2,132	(2,237)
Income tax (expense) benefit relating to item above	(83)	182	(586)	616
Reclassification adjustment for gain on sales of securities included in net income	—	—	(2)	—
Net effect on other comprehensive income (loss)	218	(480)	1,544	(1,621)

Net unrealized (loss) gain on interest rate swap:
Net unrealized (loss) gain on interest rate swap during the period	(134)	118	(753)	664
Income tax benefit (expense) relating to item above	37	(33)	208	(183)
Net effect on other comprehensive (loss) income	(97)	85	(545)	481

Other comprehensive income (loss)	121	(395)	999	(1,140)

Comprehensive income	$727	$44	$2,059	$32

See accompanying notes to unaudited consolidated financial statements.

-  5 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2017	$2,801	$10,267	$21,605	$(631)	$34,042

Net income	—	—	1,172	—	1,172
Cash dividends, $0.30 per share	—	—	(841)	—	(841)
Dividends reinvested under
dividend reinvestment plan	10	101	—	—	111
Other comprehensive loss	—	—	—	(1,140)	(1,140)

Balance, September 30, 2018	$2,811	$10,368	$21,936	$(1,771)	$33,344

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Gain	Total

Balance, December 31, 2018	$2,814	$10,401	$22,066	$(1,230)	$34,051

Net income	—	—	1,060	—	1,060
Cash dividends, $0.30 per share	—	—	(846)	—	(846)
Dividends reinvested under
dividend reinvestment plan	10	94	—	—	104
Other comprehensive income	—	—	—	999	999

Balance, September 30, 2019	$2,824	$10,495	$22,280	$(231)	$35,368

See accompanying notes to unaudited consolidated financial statements.

-  6 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$1,060	$1,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	757	828
Provision for loan losses	65	601
Gain on life insurance	—	(308)
Gain on disposals of assets, net	—	(15)
(Decrease) increase in cash surrender value of bank owned life insurance	(122)	(130)
Loss on write-down of MDF stock	1	—
Increase in ground rents	—	8
Decrease (increase) in accrued interest receivable	223	(100)
Net decrease in other assets	157	2,010
Net increase in accrued expenses and other liabilities	16	5

Net cash provided by operating activities	2,157	4,071

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	7,322	8,048
Proceeds from sales of available for sale debt securities	20,770	—
Purchases of investment securities available for sale	(9,641)	(5,440)
Net sales (purchase) of Federal Home Loan Bank stock	1,254	(841)
Net decrease (increase) in loans	14,932	(24,810)
Proceeds from sale of real estate acquired through foreclosure	—	114
Purchases of premises and equipment	(249)	(138)

Net cash provided by (used in) investing activities	34,388	(23,067)

Cash flows from financing activities:
Net increase in deposits	2,814	2,611
(Decrease) increase in short term borrowings	(35,000)	20,000
Cash dividends paid	(846)	(841)
Common stock dividends reinvested	104	111

Net cash (used in) provided by financing activities	(32,928)	21,881

Net increase in cash and cash equivalents	3,617	2,885

Cash and cash equivalents at beginning of year	15,954	12,605

Cash and cash equivalents at end of year	$19,571	$15,490

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,498	$1,455
Net income taxes paid (refunded)	120	(509)
Net decrease (increase) in unrealized depreciation on available for sale securities	2,132	(2,237)
Net (increase) decrease in unrealized appreciation on swaps	(754)	664

Noncash Investing Activities:
Transfer of loans to real estate acquired through foreclosure	—	705

See accompanying notes to unaudited consolidated financial statements.

-  7 -

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2019 and December 31, 2018, the results of operations for the three- and nine-month periods ended September 30, 2019 and 2018, and the statements of cash flows for the nine-month period ended September 30, 2019 and 2018.  The operating results for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019 or any future interim period.  The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019.  The unaudited consolidated financial statements for September 30, 2019 and 2018, the consolidated balance sheet at December 31, 2018, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Dividends paid for September 30, 2018 was recalculated from the originally reported amount of $944,000 to $841,000 due to the recalculation of Bancorp expenses from month-to-date to year-to-date at September 30, 2018.

This recalculation also resulted in a change to net income from $542,000 to $439,000 and $1.3 million to $1.2 million for the three- and nine-months ended September 30, 2018, respectively.

-  8 -

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and diluted earnings per share:
Net income	$605,522	$439,045	$1,059,823	$1,172,199
Weighted average common shares outstanding	2,823,271	2,809,834	2,819,952	2,806,341
Basic and dilutive net income per share	$0.21	$0.16	$0.38	$0.42

Diluted earnings per share calculations were not required for the three- and nine-month periods ended September 30, 2019 and 2018, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at September 30, 2019 or December 31, 2018.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.  The Company held no held-to-maturity securities at September 30, 2019 or December 31, 2018.

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

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at September 30, 2019 and December 31, 2018:

	At September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$23,650	$74	$(141)	$23,583
Agency mortgage-backed securities	24,989	175	(158)	25,006
Municipal securities	13,037	208	(16)	13,229
U.S. Government agency securities	1,999	—	—	1,999
U.S. Treasury securities	1,001	—	(1)	1,000

Total securities available for sale	$64,676	$457	$(316)	$64,817

	At December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$20,463	$6	$(663)	$19,806
Agency mortgage-backed securities	25,895	6	(914)	24,987
Municipal securities	34,205	78	(453)	33,830
U.S. Government agency securities	1,999	—	(40)	1,959
U.S. Treasury securities	1,001	—	(11)	990

Total securities available for sale	$83,563	$90	$(2,081)	$81,572

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018 are as follows:

September 30, 2019	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$7,043	$(18)	$8,039	$(123)	$15,082	$(141)
Agency mortgage-backed securities	1,853	(4)	12,723	(154)	14,576	(158)
Municipal securities	2,253	(8)	871	(8)	3,124	(16)
U.S. Government agency securities	—	—	500	—	500	—
U.S. Treasury securities	—	—	1,000	(1)	1,000	(1)
	$11,149	$(30)	$23,133	$(286)	$34,282	$(316)

-  10 -

December 31, 2018	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$1,625	$(22)	$17,546	$(640)	$19,171	$(662)
Agency mortgage-backed securities	3,399	(74)	21,417	(840)	24,816	(914)
Municipal securities	13,162	(244)	8,415	(210)	21,577	(454)
U.S. Government agency securities	—	—	1,959	(40)	1,959	(40)
U.S. Treasury securities	—	—	990	(11)	990	(11)
	$18,186	$(340)	$50,327	$(1,741)	$68,513	$(2,081)

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

At September 30, 2019, the Company recorded unrealized losses in its portfolio of debt securities totaling $0.3  million related to 87 securities, which resulted from increases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

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

Shown below are contractual maturities of debt securities at September 30, 2019.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2019

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$2,191	$2,189	2.36%
Over one to five years	2,095	2,102	2.40%
Over five to ten years	12,934	12,850	1.82%
Over ten years	47,456	47,676	2.46%
Total debt securities	$64,676	$64,817

_____________________

(1)  Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.

(2)  Yields on tax-exempt obligations are computed on a tax-equivalent basis.

-  11 -

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

	September 30,		December 31,
	2019		2018
(dollars in thousands)	Amount	%	Amount	%
Consumer	$12,369	4	$13,071	4
Residential real estate	80,211	28	82,637	28
Indirect	106,088	38	116,698	39
Commercial	11,350	4	14,284	5
Construction	3,161	1	2,317	1
Commercial real estate	70,710	25	70,113	23
Loans, net of deferred fees and costs	283,889	100	299,120	100
Less: Allowance for loan losses	(2,307)		(2,541)
Loans, net	$281,582		$296,579

The Bank’s net loans totaled $281.6 million at September 30, 2019, compared to $296.6 million at December 31, 2018, a decrease of $15.0 million, or 5.06%.  Consumer loans decreased from $13.1 million at December 31, 2018 to $12.4 million at September 30, 2019, a decrease of $0.7 million, or 5.37%.  Residential real estate loans decreased by $2.4 million, or 2.94%, from $82.6 million at December 31, 2018 to $80.2 million at September 30, 2019.  Indirect loans decreased from $116.7 million at December 31, 2018 to $106.1 million at September 30, 2019, a decrease of $10.6 million, or 9.09%.  Commercial loans decreased $2.9 million, or 20.54%, to $11.4 million at September 30, 2019, compared to $14.3 million at December 31, 2018.  Construction loans increased by $0.8 million, or 36.40% to $3.2 million at September 30, 2019, compared to $2.3 million at December 31, 2018.  Commercial real estate loans increased from $70.1 million at December 31, 2018 to $70.7 million at September 30, 2019, an increase of $0.6 million or 0.85%.

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

-  12 -

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

•	Changes in the rate and direction of the loan volume by portfolio segment.
•	Concentration of credit including the concentration percentages, changes in concentration and concentrations relative to goals.
•	Changes in macro-economic factors including the rates and direction of unemployment, median income and population.
•	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes, and weighted required reserve trends.
•	Changes in rate and direction of charge offs and recoveries.

-  13 -

Transactions in the allowance for loan losses for the nine months ended September 30, 2019 and the year ended December 31, 2018 were as follows:

September 30, 2019		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Balance, beginning of year	$161	$864	$988	$241	$4	$283	$2,541
Charge-offs	(69)	(16)	(407)	(27)	—	—	(519)
Recoveries	15	1	194	10	—	—	220
Provision for loan losses	46	(210)	164	2	3	60	65

Balance, end of quarter	$153	$639	$939	$226	$7	$343	$2,307

Individually evaluated for impairment:
Balance in allowance	$15	$—	$—	$195	$—	$—	$210
Related loan balance	88	659	—	195	—	3,854	4,796

Collectively evaluated for impairment:
Balance in allowance	$138	$639	$939	$31	$7	$343	$2,097
Related loan balance	12,281	79,552	106,088	11,155	3,161	66,856	279,093

December 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Balance, beginning of year	$214	$1,061	$774	$237	$12	$291	$2,589
Charge-offs	(208)	(589)	(341)	—	—	(13)	(1,151)
Recoveries	48	2	183	14	—	—	247
Provision for loan losses	107	390	372	(10)	(8)	5	856

Balance, end of year	$161	$864	$988	$241	$4	$283	$2,541

Individually evaluated for impairment:
Balance in allowance	$22	$—	$—	$204	$—	$—	$226
Related loan balance	138	854	—	204	—	1,054	2,250

Collectively evaluated for impairment:
Balance in allowance	$139	$864	$988	$37	$4	$283	$2,315
Related loan balance	12,933	81,783	116,698	14,080	2,317	69,059	296,870

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	September 30,	September 30,
(dollars in thousands)	2019	2018
Average loans	$293,958	$283,006
Net charge offs to average loans (annualized)	0.14%	0.35%

During the nine-month period ended September 30, 2019, loans to 47 borrowers and related entities totaling approximately $519,000 were determined to be uncollectible and were charged off.  During the nine-month period ending September 30, 2018, loans to 43 borrowers and related entities totaling approximately $954,000 were determined to be uncollectible and were charged off.

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

-  14 -

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

As of September 30, 2019 and 2018, the Bank had outstanding commitments totaling $35.5 million and $31.4 million, respectively.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended
	Ended September 30,
(dollars in thousands)	2019	2018
Beginning balance	$35	$24
Reduction of unfunded reserve	(23)	(45)
Provisions charged to operations	25	46

Ending balance	$37	$25

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the third quarter 2019.

Asset Quality.  The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At September 30, 2019			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$12,171	$54	$—	$144	$12,369
Residential Real Estate	79,370	63	22	756	80,211
Indirect	105,517	535	—	36	106,088
Commercial	11,350	—	—	—	11,350
Construction	3,161	—	—	—	3,161
Commercial Real Estate	67,417	—	—	3,293	70,710

	$278,986	$652	$22	$4,229	$283,889

At December 31, 2018			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$12,669	$216	$—	$186	$13,071
Residential Real Estate	80,923	732	26	956	82,637
Indirect	115,890	692	—	116	116,698
Commercial	14,171	86	—	27	14,284
Construction	2,317	—	—	—	2,317
Commercial Real Estate	69,451	—	—	662	70,113

	$295,421	$1,726	$26	$1,947	$299,120

-  15 -

The balances in the above charts have not been reduced by the allowance for loan loss.  For the period ending September 30, 2019, the allowance for loan loss is $2.3 million.  For the period ending December 31, 2018, the allowance for loan loss is $2.5 million.

At September 30, 2019, there was $0.7 million in loans outstanding that were in an accrual status, but known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  The two loans outstanding, totaling $0.7 million are as follows: $546,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant; and a $195,000 Commercial loan with a loan to value ratio which has deteriorated, which has a complete specific reserve of $195,000.  Both of these loans are classified with a risk rating of Substandard.

Non-accrual loans with specific reserves at September 30, 2019 are comprised of:

Consumer loans –One loan to one borrowers that totaled $41,641 with specific reserves of $15,260 established for the loan, which was also a Troubled Debt Restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2019 and December 31, 2018.

September 30, 2019		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$42	$42	$2	$15	$50
Commercial	195	195	11	195	200
Total impaired loans with specific reserves	237	237	13	210	250

Impaired loans with no specific reserve:
Consumer	$102	$102	$—	$ n/a	$50
Residential Real Estate	757	1,526	8	n/a	1,829
Indirect	35	35	—	n/a	—
Commercial Real Estate	3,854	3,854	67	n/a	4,006
Total impaired loans with no specific reserve	$4,748	$5,517	$75	—	$5,885

December 31, 2018		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$89	$89	$3	$22	$136
Commercial	204	204	12	204	211
Total impaired loans with specific reserves	294	294	15	226	347

Impaired loans with no specific reserve:
Consumer	$96	$300	$2	n/a	$50
Residential Real Estate	956	1,545	4	n/a	1,981
Indirect	116	457	—	n/a	—
Commercial Real Estate	1,267	1,267	39	n/a	1,148
Total impaired loans with no specific reserve	$2,435	$3,569	$45	—	$3,179

-  16 -

	September 30,	December 31,
(dollars in thousands)	2019	2018

Troubled debt restructured loans	$237	$248
Non-accrual and 90+ days past due and still accruing loans to average loans	1.51%	0.76%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	54.3%	128.7%

At September 30, 2019, there were two troubled debt restructured loans consisting of a commercial loan of $195,000 and a consumer loan of $42,000.  The consumer loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans at September 30, 2018 and 2019.

		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Totals

December 31, 2017	185	2,124	88	48	318	507	3,270
Transfers into nonaccrual	44	183	305	—	—	2,000	2,532
Loans paid down/payoffs	(15)	(41)	(51)	(48)	(8)	(136)	(299)
Loans returned to accrual status	—	—	(50)	—	—	—	(50)
Loans charged off	(92)	(513)	(163)	—	—	—	(768)

September 30, 2018	122	1,753	129	—	310	2,371	4,685

December 31, 2018	186	956	116	27	—	662	1,947
Transfers into nonaccrual	135	572	467	86	—	2,746	4,006
Loans paid down/payoffs	(48)	(755)	(52)	(86)	—	(115)	(1,056)
Loans returned to accrual status	(88)	—	(105)	—	—	—	(193)
Loans charged off	(41)	(17)	(390)	(27)	—	—	(475)

September 30, 2019	144	756	36	—	—	3,293	4,229

Other Real Estate Owned.  At September 30, 2019 and December 31, 2018, the Company had $705,000 in real estate acquired in partial or total satisfaction of debt.  All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned.  Losses arising at the date of acquisition are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expense of operation are included in noninterest expense.  Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment at September 30, 2019 and December 31, 2018:

September 30, 2019		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$12,225	$79,453	$106,053	$11,155	$3,161	$66,856	$278,903
Special mention	—	—	—	—	—	—	—
Substandard	144	758	4	195	—	3,854	4,955
Doubtful	—	—	31	—	—	—	31
Loss	—	—	—	—	—	—	—

	$12,369	$80,211	$106,088	$11,350	$3,161	$70,710	$283,889

Nonaccrual	$144	$756	$36	$—	$—	$3,293	$4,229
Troubled debt restructures	$42	$—	$—	$195	$—	$—	$237
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	$42	$—	$—	$—	$—	$—	$42
Number of non-performing TDR accounts	1	—	—	—	—	—	1

-  18 -

December 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$12,888	$82,111	$115,724	$14,284	$2,317	$69,900	$297,224
Special mention	—	424	645	—	—	—	1,069
Substandard	183	102	244	—	—	213	742
Doubtful	—	—	85	—	—	—	85
Loss	—	—	—	—	—	—	—

	$13,071	$82,637	$116,698	$14,284	$2,317	$70,113	$299,120

Nonaccrual	$186	$956	$116	$27	$—	$662	$1,947
Troubled debt restructures	$44	$—	$—	$204	$—	$—	$248
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	$44	$—	$—	$—	$—	$—	$44
Number of non-performing TDR accounts	1	—	—	—	—	—	1

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

The Fair Value Hierarchy

ASC 820‑10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  In accordance with ASC 820‑10, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
•	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities).
•	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).
-  19 -

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

Loans.  At September 30, 2019, these assets included 19 loans, excluding $0.2 million of residential real estate, consumer and indirect loans.  They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs.  Impaired loans totaled $4.8 million with $210,000 of specific reserves as of September 30, 2019.  Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans.  These loans totaled $4.6 million of the total impaired loans as of September 30, 2019.  On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers.  We obtain an appraisal on properties when they become impaired and have new appraisals at least every year.  Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property.  Therefore the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property.  Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value.  Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances.  The remaining impaired loans ($374,000 with $210,000 of specific reserves as of September 30, 2019) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

-  20 -

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
September 30, 2019
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$23,583	$—	$23,583
Agency mortgage-backed securities	—	25,006	—	25,006
Municipal securities	—	13,229	—	13,229
U.S. Government agency securities	—	1,999	—	1,999
U.S. Treasury securities	—	1,000	—	1,000
Interest rate swap	—	(460)	—	(460)

Non-recurring:
Maryland Financial Bank stock	—	—	4	4
Impaired loans	—	—	4,775	4,775
OREO	—	705	—	705
	$—	$65,062	$4,779	$69,840
December 31, 2018
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$19,806	$—	$19,806
Agency mortgage-backed securities	—	24,987	—	24,987
Municipal securities	—	33,830	—	33,830
U.S. Government agency securities	—	1,959	—	1,959
U.S. Treasury securities	—	990	—	990
Interest rate swap	—	295	—	295

Non-recurring:
Maryland Financial Bank stock	—	—	5	5
Impaired loans	—	—	2,501	2,501
OREO		705		705
	$—	$82,572	$2,506	$85,078

The estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 are summarized below.  The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values.  Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

-  21 -

	September 30, 2019		December 31, 2018
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$3,678	$3,678	$2,605	$2,605
Interest-bearing deposits in other financial institutions	14,991	14,991	12,468	12,468
Federal funds sold	902	902	881	881
Investment securities available for sale	64,817	64,817	81,572	81,572
Investments in restricted stock	1,225	1,225	2,481	2,481
Ground rents	143	143	143	143
Loans, less allowance for credit losses	281,582	277,175	296,579	293,175
Accrued interest receivable	976	976	1,198	1,198
Cash value of life insurance	7,982	7,982	7,860	7,860

Financial liabilities:
Deposits	325,266	324,759	322,453	307,271
Short-term borrowings	20,000	20,004	55,000	55,851
Accrued interest payable	120	120	152	152
Unrecognized financial instruments:
Commitments to extend credit	33,503	33,503	23,494	23,494
Standby letters of credit	1,059	1,059	1,059	1,059

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
September 30, 2019	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$19,571	$19,571	$19,571	—	$—
Loans receivable, net	281,582	277,175	—	—	277,175
Cash value of life insurance	7,982	7,982	—	7,982	—
Financial instruments - Liabilities
Deposits	325,266	324,759	111,535	213,224	—
Short-term debt	20,000	20,004	—	20,004	—

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

ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” was issued in April 2019 by the FASB.  With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in ASU 2017-12 would not (1)  call into question the classification of other HTM securities, (2)  be required to actually designate any reclassified security in a last-of-layer hedge, or (3)  be restricted from selling any reclassified security.  As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities.  All Company securities were AFS at September 30, 2019.

-  25 -

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

NOTE 8 – REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606.  The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities.  Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees and merchant income.  However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606.  Substantially all of the Company’s revenue is generated from contracts with customers.  Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees.  The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided.

Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.  Payment for service charges on deposit accounts is primarily received immediately or at the end of the month through a direct charge to customers’ accounts.

Other Noninterest Income.  Other noninterest income consists of:  fees, exchange, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams.  Fees and other service charges are primarily comprised of debit income, ATM fees, merchant services income, and other service charges.  Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM uses a Company ATM.  Merchant services income mainly represents fees charged to merchants to process their debit card transactions, in addition to account management fees.  Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services.  The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.  Payment is typically received immediately or in the following month.  Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment.

-  26 -

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  The Bank’s loan portfolio decreased by $15.0 million or 5.06% in the first nine months of 2019 due to a slower pace of loan originations stemming primarily from a competitive and challenging economic environment.  The Company has strong liquidity and capital positions that provide ample capacity for future growth, along with the Bank’s total regulatory capital to risk weighted assets of 13.18% at September 30, 2019, compared to 12.64% for the same period of 2018.

Return on average assets for the three- and nine-month periods ended September 30, 2019  were 0.63% and 0.37%, respectively, compared to 0.43% and 0.39% for the three- and nine-month periods ended September 30, 2018, respectively.  Return on average equity for the three- and nine-month period ended September 30, 2019 were 6.77% and 4.06%, respectively, compared to 5.04% and 4.60% for the three- and nine-month period ended September 30, 2018, respectively.  Lower provision for loan losses offset by lower net interest income and higher income tax expense primarily drove higher returns for the three-month period ended September 30, 2019.  Lower gains on redemption of BOLI policies and higher noninterest expenses primarily drove the lower returns for the nine-month period ended September 30, 2019.

The book value per share of Bancorp’s common stock was $12.52 at September 30, 2019, compared to $11.86 per share at September 30, 2018.

At September 30, 2019, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s estimated tier 1 risk-based capital ratio was 12.36% at September 30, 2019, compared to 12.27% at December 31, 2018.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the bond portfolio.

-  27 -

RESULTS OF OPERATIONS

Net income available to common stockholders for the three-month period ended September 30, 2019 was $606,000, or $0.21 per basic and diluted common share compared to $439,000, or $0.16 per basic and diluted common share for the same period of 2018.  The results recorded for the three-month period ending September 30, 2019 were higher than the same period of 2018 resulting primarily from $385,000 reduction in the provision for loan losses driven by lower net charge offs offset by a $272,000 reduction in total interest income in 2019 compared to 2018.    Net income available to common stockholders for the nine-month period ended September 30, 2019 was $1,060,000, or $0.38 per basic and diluted common share compared to $1,172,000, or  $0.42 per basic and diluted common share for the same period of 2018.  The results recorded for the nine-month period ending September 30, 2019 were lower than the same period of 2018 resulting primarily from $218,000 higher noninterest expenses and $249,000 lower noninterest income, offset by a $597,000 decrease in the provision for loan losses.

Net Interest Income.   The Company’s net interest income for the three-month period ended September 30, 2019 was $3.1 million, compared to $3.3 million  for the same period in 2018, a decrease of $158,000, or 4.78%.  The Company’s net interest income for the nine-month period ended September 30, 2019 was $9.4 million, compared to $9.3 million for the same period in 2018, an increase of $61,000 or 0.65%.

Total interest income for the third quarter 2019 decreased $272,000, or 7.05% when compared to the same period in 2018, from $3.9 million in 2018 to $3.6 million in 2019.  The primary driver of the decrease was a decrease of $93,000 in interest and fees on loans and a $200,000 decrease in interest and dividends on investment securities due to lower portfolio balances in 2019 compared to 2018.    Total interest income increased $24,000 for the nine-month period ended September 30, 2019, when compared to the same period in 2018 from $10.9 million in 2018 to $10.9 million in 2019, an increase of 0.22%.  The primary driver of the increase in total interest income was an increase of $443,000 in interest and fees on loans and a $105,000 increase in interest on deposits with banks and federal funds sold, offset by a decrease of $524,000 in interest and dividends on securities which resulted from lower portfolio balances in 2019 compared to 2018.

Interest expense for the third quarter 2019 decreased $114,000 from $560,000 for the same period in 2018 to $446,000 in 2019, a decrease of 20.27%.  The primary driver for the decrease was a $35.0 million decrease in short-term borrowings repaid using proceeds from the sale of investment securities.  Interest expense decreased $37,000 for the nine-month period ended September 30, 2019 from $1.5 million for the same period in 2018 to $1.5 million in 2019, a decrease of 2.44%.  The decrease was primarily due to decrease in the cost of short-term borrowings in 2019 compared to 2018 which had higher borrowings that were used to fund loan originations for the nine-month period ended September 30, 2018.

Net interest margin for the three-month period ended September 30, 2019 was 3.43% compared to 3.34% for the three-month period ended September 30, 2018.  The increase was primarily due to lower average balances and interest rates on borrowed funds.  The yield on interest earning assets increased by 0.01% from 3.91% for the three-month period ended September 30, 2018 to 3.92% for the same period of 2019.  The cost of funds decreased 0.08% from 0.60% for the three-month period ended September 30, 2018 to 0.52% for the same period of 2019.  Net interest margins for the nine-month period ended September 30, 2019 was 3.38% compared to 3.26% for the nine-month period ended September 30, 2018.  The increase was primarily due to higher yields on interest earning assets partially offset by a higher cost of funds.  The yield on interest earning assets increased by 0.12% from 3.79% for the nine-month period ended September 30, 2018 to 3.91% for the same period of 2019.  The cost of funds increased 0.01% from 0.55% for the nine-month period ended September 30, 2018 to 0.56% for the same period of 2019.

-  28 -

The following tables set forth, for the periods indicated, information regarding the average balances of interest earning assets and interest bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest earning assets and rates paid on average interest bearing liabilities.

	Three Months Ended September 30,
	2019			2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$13,949	$69	1.95%	$7,360	$44	2.37%
Investment securities available for sale	61,456	326	2.12	88,611	526	2.38
Restricted equity securities	1,227	19	6.25	1,846	23	4.89
Total interest bearing deposits/investments	76,632	414	2.14	97,817	593	2.40

Loans:
Commercial & industrial	11,761	192	6.49	12,797	202	6.27
Commercial real estate	71,326	911	5.07	74,926	977	5.18
Residential real estate	80,490	927	4.61	83,438	1,003	4.81
Indirect automobile	108,354	867	3.20	105,802	792	2.99
Construction	3,043	64	8.34	2,806	48	6.73
Consumer & other	11,970	215	7.12	14,180	247	6.92
Total loans	286,944	3,176	4.39	293,949	3,269	4.41
Total interest-earning assets	363,576	3,590	3.92	391,766	3,862	3.91

Cash	3,095			3,538
Allowance for loan losses	(2,380)			(2,358)
Market valuation	18			(2,637)
Other assets	16,544			18,074
Total non-earning assets	17,277			16,617
Total assets	$380,853			$408,383

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$111,656	17	0.06%	$112,405	20	0.07%
Money market	19,827	2	0.05	19,589	2	0.05
Certificates of deposit	82,777	317	1.52	100,385	340	1.34
Total interest-bearing deposits	214,260	336	0.62	232,379	362	0.62

Borrowed Funds:
Federal Funds Purchased	—	—	—	—	—	—
FHLB advances	20,000	110	2.19	34,487	198	2.28
Total borrowed funds	20,000	110	2.19	34,487	198	2.28
Total interest-bearing liabilities	234,260	446	0.76	266,866	560	0.83

Non-interest-bearing deposits	108,633			106,033
Total cost of funds	342,893	446	0.52	372,899	560	0.60

Other liabilities and accrued expenses	2,471			929
Total liabilities	345,364			373,828

Stockholder's equity	35,489			34,555
Total liabilities and equity	$380,853			$408,383
Net interest income		$3,144			$3,302
Yield on earning assets			3.92%			3.91%
Cost of interest-bearing liabilities			0.76%			0.83%
Net interest spread			3.16%			3.08%
Net interest margin			3.43%			3.34%

-  29 -

	Nine Months Ended September 30,
	2019			2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$12,242	$189	2.07%	$7,843	$103	1.75%
Investment securities available for sale	64,338	1,062	2.20	90,783	1,585	2.33
Restricted equity securities	1,535	80	7.01	1,562	62	5.29
Total interest bearing deposits/investments	78,115	1,331	2.28	100,188	1,750	2.34

Loans:
Commercial & industrial	13,310	631	6.34	11,815	544	6.14
Commercial real estate	71,338	2,678	5.02	73,987	2,756	4.98
Residential real estate	81,169	2,768	4.55	82,535	2,822	4.56
Indirect automobile	112,894	2,630	3.11	96,124	2,083	2.89
Construction	2,807	175	8.32	3,664	170	6.19
Consumer & other	12,440	661	7.11	14,880	726	6.52
Total loans	293,958	9,543	4.34	283,006	9,100	4.30
Total interest-earning assets	372,073	10,874	3.91	383,193	10,850	3.79

Cash	2,617			2,925
Allowance for loan losses	(2,495)			(2,556)
Market valuation	(891)			(2,325)
Other assets	16,581			17,747
Total non-earning assets	15,812			15,791
Total assets	$387,885			$398,984

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$112,444	50	0.06%	$114,109	55	0.06%
Money market	19,720	7	0.05	19,929	8	0.05
Certificates of deposit	86,316	944	1.46	97,001	934	1.29
Total interest-bearing deposits	218,480	1,001	0.61	231,039	997	0.58

Borrowed Funds:
FHLB advances	27,323	465	2.28	27,878	506	2.43
Total borrowed funds	27,323	465	2.28	27,878	506	2.43
Total interest-bearing liabilities	245,803	1,466	0.80	258,917	1,503	0.78

Non-interest-bearing deposits	105,257			105,089
Total cost of funds	351,060	1,466	0.56	364,006	1,503	0.55

Other liabilities and accrued expenses	1,887			882
Total liabilities	352,947			364,888

Stockholder's equity	34,938			34,096
Total liabilities and equity	$387,885			$398,984
Net interest income		$9,408			$9,347
Yield on earning assets			3.91%			3.79%
Cost of interest-bearing liabilities			0.80%			0.78%
Net interest spread			3.11%			3.01%
Net interest margin			3.38%			3.26%

-  30 -

Provision for Credit Losses.  The Company recognized provisions for credit losses in the amount of negative $139,000 and $246,000 for the three-month period ending September 30, 2019 and 2018, respectively.  The decrease in provision for credit losses in the 2019 period was primarily the result of $437,000 lower net charge offs.  As of September 30, 2019, the allowance for credit losses represented 0.81% of total loans compared to 0.83% at September 30, 2018 and is consistent with our improved credit quality.    The Company recognized provisions for credit losses in the amount of $65,000 and $601,000 for the nine-month period ending September 30, 2019 and 2018, respectively.   The decrease for the nine-month period ended September 30, 2019 as compared to the same period in 2018 primarily reflects lower net charge offs.  As a result, the allowance for loan losses was $2.31 million at September 30, 2019, representing 0.81% of total loans, compared to $2.46 million, or 0.83% of total loans for the same period of 2018.

Noninterest Income.  Noninterest income increased to $391,000 for the three-month period ended September 30, 2019, from $331,000 for the corresponding period in 2018, an increase of $60,000, or 18.13%.  The increase was primarily due to an increase in other fees and commisions.  Noninterest income decreased to $955,000 for the nine-month period ended September 30, 2019, from $1,204,000 for the corresponding period in 2018, a decrease of $249,000, or 20.67%.  The decrease was primarily due to $308,000 lower gains on redemption of BOLI.

Noninterest Expenses.   Noninterest expenses for the three-month periods ended September 30 did not materially change between 2018 and 2019, and were $2.9 million for each of the three-month periods ended September 30, 2018 and 2019.  Noninterest expenses for the 2019 period decreased in salary and employee benefits cost, data processing and item processing services and FDIC insurance costs, but increased in occupancy and equipment expenses including investments in technology and infrastructure improvements and legal, accounting and other professional fees.   Noninterest expenses increased from $8.7 million for the nine-month period ended September 30, 2018, to $8.9 million for the corresponding period in 2019, an increase of $218,000, or 2.50%.   The increase was primarily due to increases in salary and employee benefits costs, occupancy and equipment expenses, legal, accounting and other professional fees, litigation settlement costs, and bank robbery and fraud losses, partially offset by decreases in data processing and item processing services, FDIC insurance costs and loan collection costs.

Income Taxes.   During the three-month period ended September 30, 2019, the Company recorded income tax expense of $212,000 compared to $89,000 for the same period in 2018.   During the nine-month period ended September 30, 2019, the Company recorded income tax expense of $315,000 compared to $73,000 for the same period in 2018.   The Company’s annualized effective tax rate at September 30, 2019 was 22.32%  compared to 7.62% for the prior year.  The increase in the annualized effective tax rate between years for both the three- and nine-month periods was due to the gain on the redemptions of BOLI policies, which are tax exempt and sale of tax-exempt municipal securities in the first quarter 2019.

Comprehensive Income (Loss).  In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements.  Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts.  For the third quarter of 2019, comprehensive income, net of tax, totaled $727,000 compared to comprehensive income of $44,000 for the same period in 2018.  The increase was due to net unrealized gains on available for sale securities, offset by lower net unrealized losses on interest rate swaps.   For the nine-month period ended September 30, 2019, comprehensive income, net of tax, totaled $2.1 million, compared to $32,000 for the same period in 2018.  The increase was due to net unrealized gains on available for sale securities, offset by lower net income and net unrealized losses on interest rate swaps.

FINANCIAL CONDITION

General.  The Company’s assets decreased to $383.4 million at September 30, 2019 from $413.0 million at December 31, 2018, a decrease of $29.6 million or 7.17%, primarily due to the sale of available for sale investment securities and net decrease in the loan portfolio.  Proceeds from the sale of investment securities were used to repay short term borrowings.  The Bank’s cash and cash equivalents as of September 30, 2019, totaled $19.6 million, an increase of $3.6 million, or 22.67% from $16.0 million at December 31, 2018.

-  31 -

The Company’s investment securities available for sale totaled $64.8 million at September 30, 2019, a $16.8 million, or a 20.54% decrease from $81.6 million at December 31, 2018.  The decrease resulted primarily from security sales; the proceeds from which were used to repay borrowings that funded 2018 loan originations.

The Bank’s net loans totaled $281.6 million at September 30, 2019 compared to $296.6 million at December 31, 2018,  a decrease of $15.0 million or 5.06%,  primarily attributable to an increase in construction and commercial real estate loans, offset by decreases in consumer, residential real estate, indirect and commercial loans.

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

At September 30, 2019, impaired loans totaled $5.0 million.  Included in the impaired loans total were $4.2 million in loans classified as nonaccrual loans.  At September 30, 2019, troubled debt restructurings included in impaired loans totaled $237,000.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Nonaccrual loans	$4,229	$1,947
TDR loans excluding those in nonaccrual loans	195	204
Accruing loans past due 90+ days	22	26

Total nonperforming loans	4,446	2,177

Real estate acquired through foreclosure	705	705

Total nonperforming assets	$5,151	$2,882

Nonperforming assets to total assets	1.34%	0.70%

Deposits as of September 30, 2019 totaled $325.3 million, an increase of $2.8 million, or 0.87% from  $322.5 million at December 31, 2018.   Demand deposits as of September 30, 2019, totaled $111.5 million, an increase of $10.1 million, or 9.95% from $101.4 million at December 31, 2018.   Interest-bearing checking accounts as of September 30, 2019, totaled $27.7 million, an increase of $1.0 million, or 3.87% from $26.7 million at December 31, 2018.   Savings accounts as of September 30, 2019 totaled $82.1 million, a decrease of $2.0 million, or 2.33%, from $84.1 million at December 31, 2018.  Money market accounts as of September 30, 2019, totaled $20.2 million, an increase of $1.7 million, or 9.02%, from $18.6 million at December 31, 2018.    Time deposits under $100,000 totaled $48.0 million on September 30, 2019,  a  $2.1 million or a 4.29% decrease from $50.1 million at December 31, 2018.  Time deposits over
-  32 -

$100,000 totaled $35.8 million on September 30, 2019,  a decrease of $5.9 million, or 14.09% from $41.7 million at December 31, 2018.

Deposits for the nine months ended September 30, 2019 and the year ended December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018		2019 vs 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$111,453	34.3%	$101,369	31.4%	$10,084	9.9%

Interest-bearing deposits:
Checking	27,685	8.5%	26,654	8.3%	1,031	3.9%
Savings	82,138	25.3%	84,097	26.1%	(1,959)	(2.3)%
Money market	20,238	6.2%	18,564	5.8%	1,674	9.0%
Total interest-bearing checking, savings and money market deposits	130,061	40.0%	129,315	40.2%	746	0.6%

Time deposits under $100,000	47,956	14.7%	50,104	15.5%	(2,148)	(4.3)%
Time deposits of $100,00 or more	35,796	11.0%	41,665	12.9%	(5,869)	(14.1)%
Total time deposits	83,752	25.7%	91,769	28.4%	(8,017)	(8.7)%

Total interest-bearing deposits	213,813	65.7%	221,084	68.6%	(7,271)	(3.3)%

Total Deposits	$325,266	100.0%	$322,453	100.0%	$2,813	0.9%

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

-  33 -

Future minimum payments of the Bank’s operating leases as of September 30, 2019 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2019	$114
2020	189
2021	158
2022	150
2023	153
2024	158
Total	$921

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

For the nine months ended September 30, 2019, the Bank accrued $279,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

-  34 -

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

At September 30, 2019, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(4)%	(3)%	(3)%	(4)%
September 30, 2019	(12)%	(6)%	6%	11%
September 30, 2018	(7)%	(2)%	0%	1%

-  35 -

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2019.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$3,678
Federal funds and overnight deposits	15,893	—	—	—	15,893
Securities	—	2,189	2,102	60,526	64,817
Loans	1,816	2,547	80,912	196,307	281,582
Fixed assets	—	—	—	—	3,820
Other assets	—	—	—	—	13,648
Total assets	$17,709	$4,736	$83,014	$256,833	$383,438

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$111,453
NOW accounts	27,685	—	—	—	27,685
Money market deposit accounts	20,238	—	—	—	20,238
Savings accounts	82,138	—	—	—	82,138
IRA accounts	3,072	10,463	14,297	—	27,832
Certificates of deposit	8,538	29,537	17,845	—	55,920
Long-term borrowings	—	—	—	—	—
Short-term borrowings	20,000	—	—	—	20,000
Other liabilities	—	—	—	—	2,804
Stockholders’ equity:	—	—	—	—	35,368
Total liabilities and stockholders' equity	$161,671	$40,000	$32,142	$—	$383,438

GAP	$(143,962)	$(35,264)	$50,872	$256,833
Cumulative GAP	$(143,962)	$(179,225)	$(128,353)	$128,480
Cumulative GAP as a % of total assets	(37.54)%	(46.74)%	(33.47)%	33.51%

As shown above, measures of net interest income at risk were more favorable at September 30, 2019 than at September 30, 2018 over a 12-month modeling period.  All measures remained within prescribed policy limits in the up interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.  The primary contributor to the more favorable position was the more asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2019	(15)%	(6)%	28%	50%
September 30, 2018	5%	4%	(5)%	(15)%

-  36 -

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.  The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2019, totaled $19.6 million, a decrease of $3.6 million, or 22.67% from the $16.0 million at December 31, 2018.

As of September 30, 2019, the Bank was permitted to draw on a $94.4 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans.  At December 31, 2018, there were  $55.0 million in short-term borrowings from FHLB and as of September 30, 2019, there were $20.0 million in short-term borrowings outstanding.  The decrease in FHLB short-term borrowings resulted from the sale of available-for-sale investment securities, the proceeds of which were used to payoff $35.0 million in short-term borrowings. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding and a secured Discount Window line of credit at the Federal Reserve Bank in the amount of $10.4 million, of which $0 was outstanding as of September 30, 2019.

The Company’s stockholders’ equity increased $1,317,000, or 3.87% during the nine-month period ended September 30, 2019,  primarily due to a decrease in accumulated other comprehensive loss, net of taxes (“AOCI”) associated with net unrealized losses in the available for sale investment portfolio, stock issuances under the dividend reinvestment program, and increases in retained earnings and unrealized losses on interest rate swap contracts.   The Company’s AOCI increased by $1,000,000 or 81.26% from a loss of $1,230,000 at December 31, 2018 to a loss of $231,000 at September 30, 2019, resulting from lower net unrealized losses on the available for sale bond portfolio.   Retained earnings increased by $214,000, or 0.97% as the result of dividends paid on common stock, offset by the Company’s net income for the nine-month period ended September 30, 2019.

-  37 -

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

The regulations impose two sets of capital adequacy requirements:  minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At September 30, 2019, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.26%, a Tier 1 risk-based capital ratio of 12.36%, a common equity Tier 1 risk-based capital ratio of 12.36%, and a total risk-based capital ratio of 13.18%.  The Company’s capital amounts and ratios at September 30, 2019 and December 31, 2018 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1	$35,216	12.36%	$12,822	4.50%	$18,520	6.50%
Total capital	$37,561	13.18%	$22,794	8.00%	$28,493	10.00%
Tier 1 capital	$35,216	12.36%	$17,096	6.00%	$22,794	8.00%
Tier 1 leverage	$35,216	9.26%	$15,215	4.00%	$19,019	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1	$34,778	12.27%	$12,757	4.50%	$18,427	6.50%
Total capital	$37,354	13.18%	$22,679	8.00%	$28,349	10.00%
Tier 1 capital	$34,778	12.27%	$17,009	6.00%	$22,679	8.00%
Tier 1 leverage	$34,778	8.52%	$16,330	4.00%	$20,413	5.00%

-  38 -

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

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” and, as such, disclosure pursuant to this Item 3 is not required.

-  39 -

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None.

-  40 -

ITEM 6.EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8‑A filed December 27, 1999, File No. 0‑24047)

3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2003, File No. 0‑24047)

3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8‑K filed December 8, 1999, File No. 0‑24047)

3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2003, File No. 0‑24047)

10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S‑8, File No.33‑62280)

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

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

-  41 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: November 14, 2019	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer

-  42 -