Form 10-K
period 2019-12-31
GLEN BURNIE BANCORP
filed 2020-03-27
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019 or

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

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $25,027,142, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

The number of shares of common stock outstanding as of March 15, 2020 was 2,830,358.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLEN BURNIE BANCORP

2019 ANNUAL REPORT ON FORM 10‑K

PART I

As used in this Annual Report, the term “the Company” refers to Glen Burnie Bancorp and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Glen Burnie Bancorp and its consolidated subsidiary.

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

In addition to the normal repayment risks, all loans in the portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market.  Generally, longer-term loans have periodic interest rate adjustments and/or call provisions.  Senior management through the collections department monitors the loan portfolio closely to ensure that we minimize past due loans and that we swiftly deal with potential problem loans.

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

Indirect automobile loans, are affected primarily by a variety of factors that may lead to the borrower’s unemployment, including deteriorating economic conditions in one or more segments of a local or broader economy.  Because the Bank deals with borrowers through an intermediary on indirect automobile loans, this form of lending potentially carries greater risks of defects in the application process for which claims may be made against the Bank.  Indirect automobile lending may also involve the Bank in consumer disputes under state “lemon” or other laws.  The Bank seeks to control these risks by following strict underwriting and documentation guidelines.  In addition, dealerships are contractually obligated to indemnify the Bank for such losses for a limited period of time.

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

EMPLOYEES

At December 31, 2019, the Bank had 102 full-time equivalent employees.  Neither the Company nor GBB currently has any employees.  None of our employees are represented by a union or covered under a collective bargaining agreement.  Management considers its employee relations to be excellent.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”), which is one of 11 regional banks in the Federal Home Loan Bank System.  The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership.  As of December 31, 2019, the Bank was in compliance with this requirement.

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

Gramm-Leach-Bliley Act of 1999 (GLBA)

The GLBA removed barriers to affiliations among banks, insurance companies, the securities industry, and other financial service providers, and provides greater flexibility to these organizations in structuring such affiliations.  The GLBA also expanded the types of financial activities a bank may conduct through a financial subsidiary and established a distinct type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature.”  These activities include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking.  A bank holding company may become a financial holding company only if all of its subsidiary financial institutions are well-capitalized and well-managed and have at least a satisfactory Community Reinvestment Act (CRA) rating.  While we meet these standards, we do not currently intend to file notice with the Federal Reserve to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.  The GLBA also includes privacy protections for nonpublic personal information held by financial institutions regarding their customers, and establishes a system of functional regulation that makes the Federal Reserve the “umbrella supervisor” for holding companies, and other federal and state agencies the supervisor of the holding company’s subsidiary.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiary.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

As of December 31, 2019, we were in compliance with all applicable regulatory capital requirements.

Loans-to-One Borrower

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital).  As of December 31, 2019, the Bank was in compliance with the loans-to-one-borrower limitations.

Prompt Corrective Action Regulations

The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized.  At December 31, 2019, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

Transactions with Affiliates

A state non-member bank or its subsidiary may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus.  All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.  An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank.  In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank.  The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices (dollars in thousands):

	Year	Owned/		Approximate
	Opened	Leased	Book Value	Square Footage	Deposits
Main Office:
101 Crain Highway, S.E.	1953	Owned	$312	10,000	$85,608
Glen Burnie, MD 21061

Branches:
Odenton	1969	Owned	120	6,000	31,640
1405 Annapolis Road
Odenton, MD 21113

Riviera Beach	1973	Owned	164	2,500	33,026
8707 Ft. Smallwood Road
Pasadena, MD 21122

Crownsville	1979	Owned	329	3,000	72,473
1221 Generals Highway
Crownsville, MD 21032

Severn	1984	Owned	70	2,500	33,338
811 Reece Road
Severn, MD 21144

New Cut Road	1995	Owned	974	2,600	34,583
740 Stevenson Road
Severn, MD 21144

Linthicum	2005	Leased	50	2,500	18,444
Burwood Village Shopping Center
Glen Burnie, MD 21060

Severna Park	2002	Leased	29	2,184	12,328
534 Ritchie Highway
Severna Park, MD 21146

Operations Centers:
106 Padfield Blvd.	1991	Owned	620	16,200	N/A
Glen Burnie, MD 21061

103 Crain Highway, S.E.	2000	Owned	256	3,727	N/A
Glen Burnie, MD 21061

At December 31, 2019, the Bank owned one foreclosed real estate property under its subsidiary GBB Properties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers as of December 31, 2019.

NAME	AGE	POSITIONS

John D. Long	64	President and Chief Executive Officer
Andrew J. Hines	58	Executive Vice President and Chief Lending Officer
Jeffrey D. Harris	64	Senior Vice President and Treasurer and Chief Financial Officer
Michelle R. Stambaugh	60	Senior Vice President and HR Director
Donna L. Smith	57	Senior Vice President and Director of Branch and Deposit Operations

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

MICHELLE R. STAMBAUGH was appointed Senior Vice President effective February 2, 2011.  Effective November 28, 2016, she assumed the role of Corporate Secretary of the Company and Bank.  Prior to that, she was Vice President and Director of Human Resources for 18 years.

DONNA L. SMITH was appointed Senior Vice President – Director of Retail Banking / Information/Physical Security Officer on October 26, 2015.  In 2017 she was also appointed to Director of Deposit Operations.  Prior to that, she was the SVP – Enterprise Risk Manager at Bay Bank.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized common stock consists of 15,000,000 shares, of which 2,827,473 shares are issued and outstanding as of December 31, 2019.  The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”.  As of March 13, 2020, there were 348 record holders of the Common Stock.  The closing price for the Common Stock on that date was $10.02.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2019 and 2018 as reported by Nasdaq.  The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  Also shown are dividends declared per share for these periods.

	2019			2018
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$10.74	$10.61	$0.10	$12.10	$12.03	$0.10
June 30,	11.10	10.94	0.10	11.36	10.99	0.10
September 30,	10.95	10.80	0.10	12.30	12.25	0.10
December 31,	11.50	11.50	0.10	10.43	10.22	0.10

A regular dividend of $0.10 was declared for stockholders of record on January 20, 2020, payable on January 31, 2020.

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

OVERVIEW

This section is intended to help investors understand the financial performance of the Company through a discussion of the factors affecting our financial condition at December 31, 2019 and December 31, 2018 and our results of operations for the years ended December 31, 2019 and December 31, 2018.  This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Net interest income was $12.6 million for the years ended December 31, 2019 and 2018.  Total interest income decreased from $14.7 million in 2018 to $14.5 million in 2019, a 1.22% decrease.  Interest expense for 2019 totaled $1.9 million, an 8.33% decrease from $2.1 million in 2018.  Net income at December 31, 2019 and 2018 was $1.6 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

General.  For the year ended December 31, 2019, the Company reported consolidated net income of $1.6 million ($0.57 per basic and diluted earnings per share) compared to consolidated net income of $1.6 million ($0.56 per basic and diluted earnings per share) for the year ended December 31, 2018.  The $16,000 increase in the 2019 consolidated net income was due to a $1.0 million decrease in the provision for loan losses resulting from a $0.5 million decrease in net loan charge-offs combined with a $14.4 million decrease on loan balances and $0.2 million decrease in FDIC insurance costs due to the application of small bank assessment credit in 2019, offset by increases in salaries, occupancy and equipment expenses, gains on redemption of BOLI in 2018, and higher tax expense resulting from a decrease in tax-exempt income in 2019 compared to 2018.  Annualized return on average assets was 0.41% at December 31, 2019 compared to 0.39% at December 31, 2018.  Annualized return on average equity was 4.55% and 4.69% at December 31, 2019 and 2018, respectively.  The dividend payout ratio was 71% at December 31, 2019 and December 31, 2018.  The equity to asset ratio was 9.27% and 8.24% at December 31, 2019 and 2018, respectively.

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

Consolidated net interest income for the year ended December 31, 2019 and 2018 was $12.6 million.  Total interest income decreased from $14.7 million for 2018 to $14.5 million for 2019, a $179,000, or a 1.22% decrease, primarily due to a $671,000 decrease in interest and dividend on securities, offset by a $399,000 increase in interest and fees on loans.

Total interest expense decreased from $2.1 million in 2018 to $1.9 million in 2019, a $175,000 or an 8.33% decrease, primarily due to a decrease in interest on short-term borrowings.  Net interest margin for the year ended December 31, 2019 was 3.39% compared to 3.26% for the year ended December 31, 2018.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume.  Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2019	VS.	2018	2018	VS.	2017
	Change Due To:			Change Due To:
	Increase/			Increase/
(dollars in thousands)	Decrease	Rate	Volume	Decrease	Rate	Volume
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$93	$14	$79	$33	$91	$(58)

Investment securities:
Investment securities available for sale	(672)	(146)	(526)	93	147	(54)
Restricted equity securities	1	17	(16)	33	8	25
Total investment securities	(671)	(129)	(542)	126	155	(29)

Loans, net of unearned income
Consumer	(86)	67	(153)	42	89	(47)
Residential Real Estate	(68)	(9)	(59)	(217)	(27)	(190)
Indirect	538	218	320	828	267	561
Commercial	27	(5)	32	104	73	31
Construction	29	62	(33)	(143)	46	(189)
Commercial Real Estate	(41)	34	(75)	313	50	263
Total net loans	399	367	32	927	498	429
Total interest-earning assets	$(179)	$252	$(431)	$1,086	$744	$342

LIABILITIES:
Interest-bearing deposits:
Interest-bearing checking and savings	$(6)	$(6)	$—	$11	$11	$—
Other time deposits	6	172	(166)	37	84	(47)
Total interest-bearing deposits	0	166	(166)	48	95	(47)
Borrowed funds	(175)	(45)	(130)	117	(115)	232
Total interest-bearing liabilities	$(175)	$121	$(296)	$165	$(20)	$185

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars In thousands)
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$12,419	$237	1.90%	$8,310	$144	1.74%

Investment securities:
Investment securities available for sale	65,315	1,429	2.19	89,351	2,100	2.35
Restricted equity securities	1,461	101	6.94	1,700	101	5.92
Total investment securities	66,776	1,530	2.29	91,051	2,201	2.42

Loans
Consumer	12,428	889	7.16	14,562	975	6.70
Residential Real Estate	81,214	3,691	4.55	82,511	3,759	4.56
Indirect	110,798	3,484	3.14	100,633	2,946	2.93
Commercial	12,856	801	6.23	12,328	774	6.28
Construction	2,969	245	8.25	3,374	216	6.41
Commercial Real Estate	71,810	3,637	5.06	73,295	3,678	5.02
Total gross loans(1)	292,075	12,747	4.36	286,703	12,348	4.31
Total interest-earning assets	371,270	14,514	3.91	386,064	14,693	3.81
Cash and due from banks	2,634			3,033
Allowance for credit losses	(2,454)			(2,545)
Other assets	15,865			14,377
Total assets	$387,315			$400,929

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$112,990	65	0.06%	$113,162	70	0.06%
Money market	19,482	10	0.05	19,725	10	0.05
Certificates of deposit	85,627	1,274	1.49	96,764	1,268	1.31
Total interest-bearing deposits	218,099	1,349	0.62	229,651	1,348	0.59
Borrowed funds:
Federal funds purchased	137	5	3.30	391	11	2.76
FHLB advances	25,436	573	2.25	31,205	743	2.38
Total interest-bearing liabilities	243,672	1,927	0.79	261,247	2,102	0.80

Non-interest-bearing deposits	106,466			105,516
Other liabilities	2,073			932

Stockholder's equity	35,104			33,234
Total liabilities and equity	$387,315			$400,929
Net interest income		$12,587			$12,591
Net interest spread			3.12%			3.01%
Net interest margin			3.39%			3.26%

1	Nonaccrual loans included in average balance.

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

During the year ended December 31, 2019, the Company recognized a negative loan loss provision of $0.1 million, compared to a provision of $0.9 million for loan losses for the year ended December 31, 2018.  The decrease was primarily driven by a $544,000 decrease in net loan charge offs year-over-year, $14.4 million decrease in loan balances and 0.13% decrease in the qualitative factor adjustment.  The allowance for loan losses was $2.1 million, or 0.73% of total loans at December 31, 2019, compared to $2.5 million, or 0.85% of total loans at December 31, 2018.  At December 31, 2019, the allowance for loan losses equaled 49.8% of nonaccrual and past due loans compared to 128.7% at December 31, 2018.  During the year ended December 31, 2019, the Company recorded net charge-offs of $0.4 million compared to $0.9 million in net charge-offs during the year ended December 31, 2018.

Noninterest Income.  Noninterest income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities sold, income on Bank Owned Life Insurance (“BOLI”) and gains on BOLI redemptions.  Noninterest income decreased from $1.5 million in 2018 to $1.3 million in 2019, a $0.2 million, or 14.63% decrease.    The decrease was primarily due to a $0.3 million gain on redemption of BOLI contracts recorded in 2018, offset by a $0.1 million increase in other fees and commissions in 2019.

Noninterest Expenses.  Non-interest expenses increased from $11.5 million in 2018 to $11.9 million in 2019, a $0.4 million or 3.53% increase.  Salary and employee benefits increased by $0.2 million, or 3.53%, to $6.8 million at December 31, 2019, compared to $6.6 million at December 31, 2018 due to an increase in the number of employees, merit increases, and a decrease in the deferral of direct cost associated with loan originations, offset by a decrease in profit sharing based on company and individual performance.  Occupancy and equipment expenses increased to $1.4 million at December 31, 2019 from $1.2 million at December 31, 2018, a 22.14% increase.  The increase was associated with the reclassification of core provider expenses in 2019.  Legal, accounting and other professional fees increased from $0.9 million in 2018 to $1.0 million in 2019, a $0.1 million, or 15.16%, due to an increase in outsourced managed information technology expenses.  FDIC insurance costs decreased by $0.2 million, or 58.28%, to $0.13 million at December 31, 2019, compared to $0.31 million at December 31, 2018.  The decrease was due to the application of small bank assessment credit in 2019.

Income Taxes.  During the year ended December 31, 2019, the Company recorded an income tax expense of $0.4 million, compared to an income tax expense of $0.1 million for the year ended December 31, 2018, a $0.3 million or 247.69% increase.  This increase was primarily due was primarily due to the sale, call and maturity of tax-advantaged municipal securities in 2019.

FINANCIAL CONDITION

Total assets decreased by $28.1 million, or 6.80% to $384.9 million at December 31, 2019, compared to $413.0 million at December 31, 2018.  Decreases in cash and cash equivalents, investment securities available for sale, loans net of deferred fees and costs and net deferred tax assets drove the decrease.  The Company utilizes its investment security portfolio to provide liquidity pending deployment into loan originations.  During 2018, short term FHLB borrowings were used to fund unanticipated growth in the loan portfolio.  Due to favorable market conditions in early 2019, investment securities were sold and the proceeds were used to retire the FHLB borrowings initiated in 2018 to fund unanticipated loan growth.

Cash

Cash and cash equivalents decreased by $2.7 million primarily due to a decrease in interest-bearing deposits in other financial institutions at December 31, 2019.

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

During 2019, the Company’s investment securities portfolio totaled $71.5 million, a $10.1 million or 12.36%, decrease from $81.6 million at December 31, 2018.  This decrease was primarily driven by $32.7 million of net sales and redemption of investment securities, offset by $21.0 million of purchases of available for sale securities.

The composition of investment securities, at carrying value, at December 31, 2019 and 2018 are presented in the following table:

	2019		2018
(dollars in thousands)	Amount	%	Amount	%
Available for sale securities:
U.S. Treasury	$500	0.6%	$990	1.2%
U.S. Government agency	3,191	4.5%	1,959	2.4%
Residential mortgage-backed securities	55,320	77.4%	44,793	54.9%
State and municipal	12,475	17.5%	33,830	41.5%
Total debt securities	$71,486	100.0%	$81,572	100.0%

At December 31, 2019, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Maturities and weighted average yields for investment securities at December 31, 2019 are presented in the following table:

	2019

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Maturing Available for sale securities:
Within one year	$1,000	$1,001	1.72%
Over one to five years	2,148	2,157	2.38%
Over five to ten years	13,739	13,671	1.83%
Over ten years	54,550	54,657	2.41%
Total debt securities	$71,437	$71,486

________________________

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities were $1.4 million and $2.5 million at December 31, 2019 and 2018.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Consumer	$12,076	4%	$13,071	4%	$16,112	6%	$14,739	5%	$16,465	6%
Residential real estate	81,033	28	82,637	28	81,926	30	93,468	35	103,018	39
Indirect	102,384	36	116,698	39	85,186	32	71,656	27	62,220	24
Commercial	11,907	4	14,284	5	11,257	4	12,351	5	12,697	5
Construction	3,317	1	2,317	1	3,536	1	4,397	2	4,651	2
Commercial real estate	74,021	27	70,113	23	73,595	27	68,447	26	63,736	24
Gross loans	284,738	100%	299,120	100%	271,612	100%	265,058	100%	262,787	100%
Allowance for credit losses	(2,066)		(2,541)		(2,589)		(2,484)		(3,150)
Net loans	$282,672		$296,579		$269,023		$262,574		$259,637

The Company’s net loan receivables decreased by $13.9 million to $282.7 million at December 31, 2019 from $296.6 million at December 31, 2018 primarily due to pay downs outpacing $55.6 million in new originations.  This change in the composition of the loan portfolio resulted primarily from the $19.3 million decrease in indirect, residential real estate, consumer and commercial loans, offset by $4.9 million increase in commercial real estate and construction loans, and a $0.5 million decrease in the allowance for loan losses.  As a specific strategy, the Company will increase the loan portfolio opportunistically through the addition of indirect consumer loans, which provide shorter-term loans.  This strategy mitigates the negative impact on the net interest margin of the runoff of other loan product with higher yields.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2019.  Demand loans and loans, which have no stated maturity, are treated as due in one year or less.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total
	(dollars in thousands)
By Loan Category:
Consumer	$36	$639	$11,401	$12,076
Residential real estate	60	1,666	79,307	81,033
Indirect automobile	1,009	71,291	30,084	102,384
Commercial & industrial	350	2,519	9,038	11,907
Construction	1,467	1,564	286	3,317
Commercial real estate	1,217	6,597	66,207	74,021
Total	4,139	84,276	196,323	284,738

By Rate Term:
Fixed rate	4,114	82,643	139,808	226,565
Adjustable rate	25	1,634	56,514	58,173
Total	$4,139	$84,277	$196,322	$284,738

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

The Bank experienced a $2.0 million or 90.5% increase in the total nonperforming loans due to the addition of three commercial real estate loans to nonaccrual loans in 2019.  The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2019	2018	2017	2016	2015
(dollars in thousands)
Nonaccrual loans	$4,127	$1,947	$3,270	$3,751	$3,780
TDR loans excluding those in nonaccrual loans	-	204	217	229	290
Accruing loans past due 90+ days	21	26	60	36	55

Total nonperforming loans	4,148	2,177	3,547	4,016	4,125

Real estate acquired through foreclosure	705	705	114	114	74

Total nonperforming assets	$4,853	$2,882	$3,661	$4,130	$4,199

Nonperforming loans to gross loans	1.5%	0.7%	1.3%	1.5%	1.6%

Allowance for credit losses to nonperforming loans	49.8%	116.7%	73.0%	61.8%	76.4%

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased $2.0 million at December 31, 2019 from $2.9 million at December 31, 2018 to $4.9 million at December 31, 2019.  Nonperforming assets represented 1.26% of total assets at December 31, 2019, compared to 0.70% at December 31, 2018.  The level of nonperforming assets increased primarily due to the addition of three commercial real estate loans totaling $3.3 million, offset by the payoff of various nonperforming loans, including the payoff of a TDR in the amount of $0.2 million, and non-performing loans brought current in 2019.  Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.

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

The allowance was $2.1 million at December 31, 2019, compared to $2.5 million at December 31, 2018.  The allowance as a percentage of total portfolio loans was 0.73% at December 31, 2019 and 0.85% at December 31, 2018.

During the year ended December 31, 2019, we recorded net charge offs of $0.36 million, compared to net charge offs of $0.90 million during the year ended December 31, 2018.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Beginning Balance	$2,541	$2,589	$2,484	$3,150	$3,118

Loans charged-off
Consumer	69	208	96	18	389
Residential Real Estate	16	589	3	853	848
Indirect	504	341	458	677	872
Commercial	27	—	9	—	3
Construction	—	—	—	—	—
Commercial Real Estate	—	13	—	364	63
Total	616	1,151	566	1,912	2,175

Recoveries
Consumer	16	48	8	17	122
Residential Real Estate	5	2	27	34	11
Indirect	225	183	286	318	365
Commercial	10	14	—	9	1
Construction	—	—	—	—	—
Commercial Real Estate	—	—	14	—	13
Total	256	247	335	378	512

Net charge offs	360	904	231	1,534	1,663
Provisions for loan loss	(115)	856	336	686	1,695
Balance at end of year	$2,066	$2,541	$2,589	$2,484	$3,150

Allowance as a percentage of total loans at the end of the year	0.73%	0.85%	0.95%	0.94%	1.20%
Net charge offs as a percentage of average loans during the year	0.12%	0.32%	0.09%	0.59%	0.62%

The following table reflects the amount and percentage of loan loss allowance for each category for the periods indicated:

	At December 31,
	2019		2018		2017		2016		2015
		Percentage		Percentage		Percentage		Percentage		Percentage
		Of Loans		Of Loans		Of Loans		Of Loans		Of Loans
	Allowance	In Each	Allowance	In Each	Allowance	In Each	Allowance	In Each	Allowance	In Each
	For Each	Category To	For Each	Category To	For Each	Category To	For Each	Category To	For Each	Category To
Portfolio	Category	Total Loans	Category	Total Loans	Category	Total Loans	Category	Total Loans	Category	Total Loans
(dollars in thousands)
Consumer	$122	5.92%	$161	8.27%	$214	8.27%	$182	7.33%	$227	7.21%
Residential Real Estate	589	28.49	864	40.99	1,061	40.99	1,042	41.97	1,622	51.50
Indirect	917	44.37	988	29.90	774	29.90	693	27.90	577	18.30
Commercial	38	1.84	241	9.15	237	9.15	284	11.43	305	9.69
Construction	11	0.54	4	0.45	12	0.45	10	0.39	8	0.27
Commercial Real Estate	389	18.84	283	11.24	291	11.24	259	10.42	262	8.30
Unallocated	—	—	—	—	—	—	14	0.56	149	4.73
Total	$2,066	100.00%	$2,541	100.00%	$2,589	100.00%	$2,484	100.00%	$3,150	100.00%

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

The following deposit table presents the composition of deposits at December 31, 2019 and 2018:

	2019		2018		2019 vs 2018
	Amount in	% of	Amount in	% of	$	%
	thousands	Total	thousands	Total	Change	Change
Noninterest-bearing deposits	$107,158	33.3%	$101,369	31.4%	$5,789	5.7%

Interest-bearing deposits:
Checking	32,171	10.0%	26,654	8.3%	5,517	20.7%
Savings	82,845	25.8%	84,097	26.1%	(1,252)	(1.5)%
Money market	17,253	5.4%	18,564	5.8%	(1,311)	(7.1)%
Total interest-bearing checking, savings and money market deposits	132,269	41.2%	129,315	40.2%	2,954	2.3%

Time deposits under $100,000	47,277	14.7%	50,104	15.5%	(2,827)	(5.6)%
Time deposits of $100,00 or more	34,736	10.8%	41,665	12.9%	(6,929)	(16.6)%
Total time deposits	82,013	25.5%	91,769	28.4%	(9,756)	(10.6)%

Total interest-bearing deposits	214,282	66.7%	221,084	68.6%	(6,802)	(3.1)%

Total Deposits	$321,440	100.0%	$322,453	100.0%	$(1,013)	(0.3)%

Total deposits were $321.4 million at December 31, 2019, decrease of $1.0 million, or 0.3%, when compared to the $322.5 million recorded at December 31, 2018.  Within the deposit base, noninterest bearing deposits balances increased $5.8 million, or 5.7%, interest bearing checking account balances increased $5.5 million, or 20.7%, interest bearing savings account balances decreased by $1.3 million, or 1.5%, money market balances decreased $1.3 million, or 7.1%, and time deposit balances decreased by $9.8 million, or 10.6%, when compared to the amounts at December 31, 2018.

The following table presents the maturity distribution for time deposits of $100,000 or more at December 31, 2019:

(dollars in thousands)	Amount
Three months or less	$4,558
Over three months through twelve months	17,269
Over twelve months through twenty-four months	6,420
Over twenty-four months	6,489
Total Time Deposits of $100,000 or More	$34,736

Borrowings

The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta, of which it is a member, to supplement funding from deposits.  The Bank’s total credit availability is $95.9 million at December 31, 2019 and it may draw $70.9 million which is secured by a floating lien on the Bank’s residential first mortgage loans.  There was a  $5.0 million adjustable rate advance issued on July 24, 2019, which has a final maturity of July 24, 2020.  This advance has a 1.96% interest rate at December 31, 2019, with interest payable quarterly.  The proceeds of the adjustable rate advance were used to fund loan purchases.  There was a $5.0 million adjustable rate advance issued on August 22, 2019, which has a final maturity of August 24, 2020.  This advance has a 1.93% interest rate at December 31, 2019, with interest payable quarterly.  The proceeds of the adjustable rate advance were used to fund loan purchases.  There was a $10.0 million adjustable rate advance issued on November 1, 2019, which has a final maturity of November 2, 2020.  This advance had a 1.91% interest rate at December 31, 2019, with interest payable quarterly.  The proceeds of the adjustable advance were used to fund loan purchases.  There was a $5.0 million one-year daily rate advance issued on December 26, 2019 which has a final maturity of December 28, 2020.  This advance had a 1.78% interest rate at December 31, 2019, with interest payable monthly.  The proceeds of the adjustable advance were used to fund loan purchases.

The pay-fixed swap executed November 1, 2017 is based on a $10.0 million notional amount, matures on October 30, 2022 (5 years) and has a floating received leg based on 3-month LIBOR and a fixed rate payment of 2.105%.  The Bank also entered into two $5.0 million variable rate (3-month Libor) borrowings that were converted into a 2.235% and 2.246% fixed rate payment using a pay-fixed swap that mature on July 23, 2023 and August 22, 2023, respectively.  The market value of the derivative contracts at December 31, 2019 was negative $338,000.

The Bank also had available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million and a Discount Window line of credit in the amount of $10.4 million at the Federal Reserve Bank of Richmond at December 31, 2019.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors.  Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

Stockholders’ equity increased to $35.7 million at December 31, 2019, compared to $34.1 million at December 31, 2018.  The $1.6 million , or 4.78%, increase for the year ended December 31, 2019 resulted primarily from $457,000 unrealized losses on interest rate swap contracts, $471,000 2018 retained earnings, $137,000 stock issuances under the dividend reinvestment program, offset by a $1.5 million increase in net unrealized losses on the available for sale bond portfolio.  The book value of the Company’s common stock was $12.62 at December 31, 2019 and $12.10 at December 31, 2018.

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

The final rule became effective on January 1, 2015, and the requirements in the rule were fully phased-in by January 1, 2019.

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital.  At December 31, 2019, $153,000 of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital.  We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes.  This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the Bank is required to maintain a minimum level of Tier 1 capital to average total assets excluding intangibles.  This measure is known as the leverage ratio.  The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5.00%, but an individual institution could be required to maintain a higher level.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined).  At December 31, 2019 and 2018, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Common Equity Tier 1 Capital	$35,693	12.47%	$12,878	4.50%	$18,602	6.50%
Total Risk-Based Capital	$37,797	13.21%	$22,895	8.00%	$28,619	10.00%
Tier 1 Risk-Based Capital	$35,693	12.47%	$17,171	6.00%	$22,895	8.00%
Tier 1 Leverage	$35,693	9.26%	$15,414	4.00%	$19,268	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Common Equity Tier 1 Capital	$34,778	12.27%	$12,757	4.50%	$18,427	6.50%
Total Risk-Based Capital	$37,354	13.18%	$22,679	8.00%	$28,349	10.00%
Tier 1 Risk-Based Capital	$34,778	12.27%	$17,009	6.00%	$22,679	8.00%
Tier 1 Leverage	$34,778	8.52%	$16,330	4.00%	$20,413	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $33.4 million at December 31, 2019.  Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities.  At December 31, 2019, we had $2.4 million in cash and due from banks, $10.9 million in interest-bearing deposits with banks and federal funds sold, and $71.5 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required.  The Bank has a discount window line of credit with the Federal Reserve Bank totaling approximately $10.4 million and a line of credit totaling approximately $95.9 million with the FHLB of which $70.9 million was available to be drawn on December 31, 2019 based on qualifying loans and securities pledged as collateral.

At December 31, 2019, there were outstanding balances of $25.0 million under the Bank’s FHLB line of credit.

Additionally, the Bank has unsecured federal funds lines of credit totaling $17.0 million with two institutions.  The proceeds of the Company’s line of credit may be used for general corporate purposes.

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

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2019, the Bank has accrued $37,386, an increase of $2,139 from the $35,247 accrued as of December 31, 2018.  Unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.  The additional provision amount is included in ‘other expense’.

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

At December 31, 2019, we were in an asset sensitive position over a one year measurement horizon.  Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(4)%	(3)%	(3)%	(4)%
December 31, 2019	(10)%	(6)%	6%	11%
December 31, 2018	(11)%	(5)%	4%	8%

As shown above, measures of net interest income at risk were slightly more favorable at December 31, 2019 than at December 31, 2018 over a 12 month modelling period.  All measures remained within prescribed policy limits except in the down interest-rate scenarios, which are less meaningful as our model cannot shock below zero.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
December 31, 2019	(11)%	(3)%	21%	38%
December 31, 2018	(2)%	0%	17%	27%

The EVE at risk declined at December 31, 2019 when compared to December 31, 2018 in the down interest rate shock levels and improved in the up interest rate shock levels.  The Company’s economic value of equity has a negative effect in a declining interest rate environment and a positive effect in an increasing interest rate environment because the liabilities reprice at a  much slower rate than our assets, and our interest earning assets are much greater than our interest-bearing liabilities.  The Company’s economic value of equity worsens in declining interest rate environments as the majority of our liabilities cannot continue to decrease from their current levels thus the economic value of our liabilities and our assets both worsen in a declining rate environment i.e., given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.

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

Management (with the participation of the Company’s CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10‑K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10‑K for the Fiscal Year Ended December 31, 2001, File No. 0‑24047)
23	Consent of TGM Group LLC (filed herewith)
31.1	Rule 15d‑14(a) Certification by the Principal Executive Officer (filed herewith)
31.2	Rule 15d‑14(a) Certification by the Principal Accounting Officer (filed herewith)
32	Certification by the Principal Executive Officer and Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 27, 2020	By:	/s/ John D. Long
John D. Long
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Long	President, Chief Executive Officer	March 27, 2020
John D. Long	and Director

/s/ Jeffrey D. Harris	Senior Vice President and Chief Financial Officer	March 27, 2020
Jeffrey D. Harris

/s/ John E. Demyan	Chairman of the Board and Director	March 27, 2020
John E. Demyan

/s/ Thomas Clocker	Director	March 27, 2020
Thomas Clocker

/s/ Julie M. Mussog	Director	March 27, 2020
Julie M. Mussog

/s/ F. W. Kuethe, III	Director	March 27, 2020
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 27, 2020
Charles Lynch

/s/ Andrew Cooch	Director	March 27, 2020
Andrew Cooch

/s/ Joan M. Rumenap	Director	March 27, 2020
Joan M. Rumenap

/s/ Mary Louise Wilcox	Director	March 27, 2020
Mary Louise Wilcox

/s/ Stanford D. Hess	Director	March 27, 2020
Stanford D. Hess

Glen Burnie Bancorp and Subsidiary

Consolidated Financial Statements

December 31, 2019

Herbert J. Geary III Corey N. Duncan Ray J. Geiser Chris A. Hall Ronald W. Hickman Craig A. Walter Mark. Welsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 26, 2020

955 Mt. Hermon Road | Salisbury, MD 21804 | 410-742-1328 | 1-888-546-1574

114 Bay Street, Building A | PO Box 627 | Easton, MD 21601 | 410-822-4008

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2019	2018

ASSETS
Cash and due from banks	$2,420	$2,605
Interest-bearing deposits in other financial institutions	10,870	13,349
Cash and Cash Equivalents	13,290	15,954
Investment securities available for sale, at fair value	71,486	81,572
Restricted equity securities, at cost	1,437	2,481
Loans, net of deferred fees and costs	284,738	299,120
Less: Allowance for loan losses	(2,066)	(2,541)
Loans, net	282,672	296,579
Real estate acquired through foreclosure	705	705
Premises and equipment, net	3,761	3,106
Bank owned life insurance	8,023	7,860
Deferred tax assets, net	672	1,392
Accrued interest receivable	961	1,198
Accrued taxes receivable	1,221	1,177
Prepaid expenses	406	466
Other assets	308	556
Total Assets	$384,942	$413,046

LIABILITIES
Noninterest-bearing deposits	$107,158	$101,369
Interest-bearing deposits	214,282	221,084
Total Deposits	321,440	322,453
Short-term borrowings	25,000	55,000
Defined pension liability	317	285
Accrued expenses and other liabilities	2,505	1,257
Total Liabilities	349,262	378,995

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,827,473 and 2,814,157 shares as of December 31, 2019 and December 31, 2018 , respectively.	2,827	2,814
Additional paid-in capital	10,525	10,401
Retained earnings	22,537	22,066
Accumulated other comprehensive loss	(209)	(1,230)
Total Stockholders' Equity	35,680	34,051

Total Liabilities and Stockholders' Equity	$384,942	$413,046

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018

INTEREST INCOME
Interest and fees on loans	$12,747	$12,348
Interest and dividends on securities	1,429	2,100
Interest on deposits with banks and federal funds sold	338	245
Total Interest Income	14,514	14,693

INTEREST EXPENSE
Interest on deposits	1,349	1,348
Interest on short-term borrowings	578	754
Total Interest Expense	1,927	2,102

Net Interest Income	12,587	12,591

Provision for loan losses	(115)	856

Net interest income after provision for loan losses	12,702	11,735

NONINTEREST INCOME
Service charges on deposit accounts	255	248
Other fees and commissions	874	774
Gains on the redemption of BOLI policies	—	308
Gain on securities sold	3	—
Income on life insurance	163	172
Gain on sale of OREO	—	15
Total Noninterest Income	1,295	1,517

NONINTEREST EXPENSE
Salary and employee benefits	6,826	6,593
Occupancy and equipment expenses	1,429	1,170
Legal, accounting and other professional fees	1,056	917
Data processing and item processing services	531	614
FDIC insurance costs	131	314
Advertising and marketing related expenses	107	104
Loan collection costs	107	145
Telephone costs	244	253
Other expenses	1,515	1,429
Total Noninterest Expenses	11,946	11,539

Income before income taxes	2,051	1,713

Income tax expense	452	130

NET INCOME	$1,599	$1,583

Basic and diluted net income per share of common stock	$0.57	$0.56

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Year Ended
	December 31,
	2019	2018

Net income	$1,599	$1,583

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain (loss) on securities during the period	2,040	(1,072)
Income tax (expense) benefit relating to item above	(560)	295
Reclassification adjustment for gain on sales of securities included in net income	(2)	—
Net effect on other comprehensive income (loss)	1,478	(777)

Net unrealized (loss) gain on interest rate swap:
Net unrealized (loss) gain on interest rate swap during the period	(631)	246
Income tax benefit (expense) relating to item above	174	(68)
Net effect on other comprehensive (loss) income	(457)	178

Other comprehensive income (loss)	1,021	(599)

Comprehensive income	$2,620	$984

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balances, December 31, 2017	$2,801	10,267	21,605	(631)	34,042

Net income	—	—	1,583	—	1,583
Cash dividends, $0.40 per share	—	—	(1,122)	—	(1,122)
Dividends reinvested under dividend reinvestment plan	13	134	—	—	147
Other comprehensive income	—	—	—	(599)	(599)

Balance, December 31, 2018	2,814	10,401	22,066	(1,230)	34,051
Net income	—	—	1,599	—	1,599
Cash dividends, $0.40 per share	—	—	(1,128)	—	(1,128)
Dividends reinvested under dividend reinvestment plan	13	124	—	—	137
Other comprehensive income	—	—	—	1,021	1,021

Balance, December 31, 2019	$2,827	$10,525	$22,537	$(209)	$35,680

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in the thousands)

	Year Ended
	December 31,
	2019	2018

Cash flows from operating activities:
Net income	$1,599	$1,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	932	1,069
Provision for loan losses	(115)	856
Deferred income taxes, net	333	1,265
Gains on life insurance	—	(308)
Increase in cash surrender value of bank owned life insurance	(163)	(172)
Gain on sale of other real estate owned	—	(15)
Loss on write-down of Maryland Financial Bank stock	2	25
Net decrease (increase) in other assets	206	(538)
Net increase in accrued expenses and other liabilities	198	371

Net cash provided by operating activities	2,992	4,136

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	32,584	11,549
Purchases of investment securities available for sale	(20,962)	(5,440)
Net redemption (purchase) of Federal Home Loan Bank stock	1,041	(1,273)
Net decrease (increase) in loans	14,021	(29,117)
Proceeds from sale of real estate acquired through foreclosure	—	128
Proceeds from redemption of life insurance policy	—	1,334
Purchases of premises and equipment	(336)	(209)

Net cash provided by (used in) investing activities	26,348	(23,028)

Cash flows from financing activities:
Net (decrease) in deposits	(1,013)	(11,784)
(Decrease) increase in short term borrowings	(30,000)	35,000
Cash dividends paid	(1,128)	(1,122)
Common stock dividends reinvested	137	147

Net cash (used in) provided by financing activities	(32,004)	22,241

Net (decrease) increase in cash and cash equivalents	(2,664)	3,349

Cash and cash equivalents at beginning of year	15,954	12,605

Cash and cash equivalents at end of year	$13,290	$15,954

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,979	$2,051
Income taxes paid (refunded)	160	(851)
Net decrease (increase) in unrealized depreciation on available for sale securities	2,040	(1,072)
(Increase) decrease in unrealized depreciation on Swaps	(631)	246

Noncash Investing Activities:
Transfer of loans to real estate acquired through foreclosure	$—	$705

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

Basis of Presentation

The consolidated financial statements include the accounts of Glen Burnie Bancorp, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate.  All significant intercompany transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous year’s financial statements to the current year’s presentation.  In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures.  These estimates that require application of management's subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.  Management has made significant estimates in several areas, including the valuation of certain loans held for investment (Note 4, Loans and Allowance); allowance for credit losses (Note 4, Loans and Allowance); valuation of investment securities (Note 3, Investment Securities); the fair value of financial instruments (Note 16, Fair Value of Financial Instruments); benefit plan obligations and expenses (Note 10, Pension and Profit Sharing Plans); and the valuation of deferred tax assets (Note 9, Income Taxes).  Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.  The Parent Only financial statements (see Note 19, Parent Company Financial Information) of the Company account for the subsidiary using the equity method of accounting.

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

From time to time, the Company will originate loans to facilitate the sale of other real estate owned (OREO).  Such loans are accounted for using the installment method and any gain on sale is deferred.  The Bank financed no sales of OREO for 2019 or 2018.

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

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired in partial or total satisfaction of debts previously contracted with the Company, generally through the foreclosure of loans.  These properties are initially recorded at the net realizable value (fair value of collateral less estimated costs to sell).  Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the allowance for loan losses.  Subsequent declines in net realizable value identified from the ongoing analysis of such properties as well as gains and losses realized from the sale of OREO are recognized in current period earnings within noninterest expense as foreclosed property expense.  The net realizable value of these assets is reviewed and updated as circumstances warrant.  Loans transferred to OREO through foreclosure proceedings totaled $705,000 for the year ended December 31, 2018.  There were no loans transferred to OREO for the year ended December 31, 2019.

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

The Company files a consolidated federal income tax return and separate company state tax returns.

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

Fair Value Measurement

The term "fair value" is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The Company’s approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.  The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs for internal valuation models used for estimating fair value.  For financial instruments that are actively traded in the marketplace or whose values are based on readily available market data, little judgment is necessary when estimating the instrument’s fair value.  When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value.  In those cases, different assumptions could result in significant changes in valuation.  See Note 17, Fair Value Measurement.

Cash and Cash Equivalents

The Bank has included cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold as cash and cash equivalents for the purpose of reporting cash flows.  The carrying value of cash and cash equivalents approximates its fair value due to its short-term nature.

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

Advertising Expense

Advertising costs, which we consider to be media and marketing materials, are expensed as incurred.  We incurred $0.1 million in advertising expense during the years ended December 31, 2019 and 2018.

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

ASU 2016‑01, “Financial Instruments – Overall (Subtopic 825‑10):  Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  ASU 2016-01 was effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017.  The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption.  The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material impact on the consolidated financial statement.  The Bank’s equity securities are membership stocks in the Federal Home Loan Bank and Maryland Financial Bank and thereby excluded from fair value pricing.  For exit pricing on loans, the Company used data on recent originations which captured expectations of the credit risk “premium” and an analysis of prepayments which captures the Company’s historical prepayment experience.

ASU 2016‑02, “Leases (Topic 842).”  In February 2016, the FASB issued ASU No. 2016-02.  This guidance provides that lessees will be required to recognize the following for all operating leases (with the exception of short-term leases):  1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  The Company adopted the provisions of ASU No. 2016-02 on January 1, 2019 and elected several practical expedients made available by the FASB.  Specifically, the Company elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance.  In addition, the Company elected the package of practical expedients which among other things, requires no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases and the practical expedient which permits the Company to not separate nonlease components from lease components in determining the consideration in the lease agreement when the Company is a lessee and a lessor.  The Company identified the primary lease agreements in scope of this new guidance as those relating to branch premises.  As a result, the Company recognized a lease liability of $0.7 million and a related right-of-use asset of $0.7 million on its consolidated balance sheet on January 1, 2019.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  The ASU improves financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by the Company.  The ASU requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  The Company will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio.  These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The amendments will be effective for the Company for reporting periods beginning after December 15, 2022, assuming the adoption of guidance implementing the FASB board decision in October 2019 extending the adoption date for certain registrants, including the Company, with early adoption permitted.  The Company is in the process of identifying required changes to the loan loss estimation models and processes and evaluating the impact of this new guidance.  Once adopted, the Company expects the allowance for loan losses to increase, however, until its evaluation is complete the magnitude of the increase will be unknown.

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

ASU No. 2017-12, “Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities.”  This standard better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedge instruments and the hedged item in the financial statements.  Adoption for this ASU is required for fiscal years and interim periods beginning after December 15, 2018 and early adoption was permitted.  ASU 2017-12 was effective for the Company on January 1, 2019 and did not have a significant impact on our financial statements.

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

ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” was issued in April 2019 by the FASB.  With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in ASU 2017-12 would not (1)  call into question the classification of other HTM securities, (2)  be required to actually designate any reclassified security in a last-of-layer hedge, or (3)  be restricted from selling any reclassified security.  As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities.  All of the Company’s securities were AFS at December 31, 2019.

ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief” was issued on May 15, 2019.  The ASU amends the transition guidance in the new credit losses standard, ASC 326, Financial Instruments—Credit Losses.  The amendment provides entities with an option upon adoption of ASC 326-20, to irrevocably elect the fair value option for certain financial instruments that are both:  (a)  within the scope of ASC 326-20 (the current expected credit loss or “CECL” model) and (b)  eligible for the fair value option in ASC 825-10, Financial Instruments—Overall.  This election should be applied on an instrument-by-instrument basis for eligible financial assets.  The fair value option election is not applicable to debt securities classified as available for sale or held to maturity.  In addition, the amendment does not provide the option to discontinue or “unelect” the fair value option on instruments when an entity previously elected to apply it.  If the fair value option is elected, an entity would recognize the difference between the carrying amount and the fair value of the financial instrument as part of the cumulative effect adjustment associated with the adoption of ASC 326.  Subsequently, the financial instrument would be measured at fair value with changes in fair value reported in current earnings.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is continuing to evaluate the extent of the potential impact upon adoption to the Company’s financial statements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740).”  The amendments in this Update are meant to simplify the accounting for income taxes by removing certain exceptions to GAAP.  The amendments also improve consistent application of and simplify GAAP by modifying and/or revising the accounting for certain income tax transactions and by clarifying certain existing codification.  The amendments in the update are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2020.  The Company is currently assessing the impact of adoption of this guidance, but does not expect the update to have a material impact upon its financial position and results of operations.

Note 2. Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain cash balances on hand or with the Federal Reserve Bank based on average deposit liabilities.  At December 31, 2019 and 2018, these reserve balances amounted to $1.5 million and $1.3 million, respectively.

Note 3. Investment Securities

A summary of the amortized cost and market value of securities available for sale at December 31, 2019 and 2018 is as follows:

	At December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collaterized mortgage obligations	$27,618	$52	$(187)	$27,483
Agency mortgage-backed securities	27,823	149	(135)	27,837
Municipal securities	12,301	191	(17)	12,475
U.S. Government agency securities	3,195	1	(5)	3,191
U.S. Treasury securities	500	—	—	500

Total securities available for sale	$71,437	$393	$(344)	$71,486

	At December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collaterized mortgage obligations	$20,463	$6	$(663)	$19,806
Agency mortgage-backed securities	25,895	6	(914)	24,987
Municipal securities	34,205	78	(453)	33,830
U.S. Government agency securities	1,999	—	(40)	1,959
U.S. Treasury securities	1,001	—	(11)	990

Total securities available for sale	$83,563	$90	$(2,081)	$81,572

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018:

	At December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collaterized mortgage obligations	$11,792	$(65)	$7,330	$(122)	$19,122	$(187)
Agency mortgage-backed securities	4,577	(20)	10,918	(115)	15,495	(135)
Municipal securities	1,806	(7)	864	(10)	2,670	(17)
U.S. Government agency securities	591	(5)	—	—	591	(5)
U.S. Treasury securities	—	—	—	—	—	—

	$18,766	$(97)	$19,112	$(247)	$37,878	$(344)

	At December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collaterized mortgage obligations	$1,625	$(22)	$17,546	$(640)	$19,171	$(662)
Agency mortgage-backed securities	3,399	(74)	21,417	(840)	24,816	(914)
Municipal securities	13,162	(244)	8,415	(210)	21,577	(454)
U.S. Government agency securities	—	—	1,959	(40)	1,959	(40)
U.S. Treasury securities	—	—	990	(11)	990	(11)

	$18,186	$(340)	$50,327	$(1,741)	$68,513	$(2,081)

At December 31, 2019 and 2018, the Company did not have any securities that had impairment charges.

The Company's investment securities portfolio consists primarily of debt securities issued by the U.S. Treasury, U.S. Government agencies, U.S. Government-sponsored agencies, state governments and local municipalities.  There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2019 and December 31, 2018.

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

The Company held one U.S. Government agency securities, fifty-four collateralized mortgage obligations, and thirty-five agency mortgage-backed securities that were in an unrealized loss position at December 31, 2019.  Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk.  Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2019.

All municipal securities held in the investment portfolio are reviewed on at least a quarterly basis for impairment.  Each bond carries an investment grade rating by either Moody's or Standard & Poor's.  In addition the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity.  The largest geographic concentration was in Texas and Maryland and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality.  At December 31, 2019, the investment portfolio included seven municipal securities that were in an unrealized loss position.  Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

At December 31, 2019 and 2018, investment securities in the amount of approximately $0.8 million were pledged as collateral for interest rate swap contracts.

Unrealized losses on securities in the investment portfolio amounted to $0.3 million with a total fair value of $37.9 million as of December 31, 2019 compared to unrealized losses of $2.1 million with a total fair value of $68.5 million as of December 31, 2018.  The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers.  The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

In 2018, the Board of Directors at Maryland Financial Bank (“MFB”) determined that it was advisable and in the best interests of stockholders to undertake the liquidation and dissolution of MFB.  In 2018, the Bank recognized an impairment loss of $25,000 on the 5,000 shares of MFB stock that it owned. On July 16, 2019, all remaining assets and liabilities of MFB were transferred to the MFB Dissolution Trust (the “Trust”).  The purpose of the Trust is to liquidate the remaining assets, resolve the remaining liabilities, and to distribute the net proceeds.  The Trust is intended to be a "liquidating trust" for U.S. federal income tax purposes.  At December 31, 2019, the Trust was unable to complete all its activities and make cash liquidating distributions to its stockholders due to the bankruptcy of a borrower that has a commercial real estate loan.  In 2019, the Bank reduced its investment in the Trust to the projected value of $0.53 per share and decreased the value of its Trust units from $5,000 to $2,650, a $2,350 decrease in value.

The following table presents investment securities by stated maturity at December 31, 2019.  Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	At December 31, 2019
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due within one year	$1,597	$1,591
Due over one to five years	1,886	1,887
Due over five to ten years	1,917	1,932
Due over ten years	10,596	10,756
Collaterized mortgage obligations	27,618	27,483
Agency mortgage-backed securities	27,823	27,837

Total securities available for sale	$71,437	$71,486

Proceeds from sales of available for sale securities prior to maturity totaled $21.4 million and $0 for the years ended December 31, 2019 and 2018, respectively.  The Bank realized net gains of $3,000 on sales in 2019 and no gains or losses for 2018.  Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade.  Income tax expense relating to net gains on sales of investment securities was calculated at a rate of 27.52% and totaled $2.36 for the year ended December 31, 2018.

Note 4. Loans and Allowance for Loan Losses

The following table sets forth the Company's gross loans by major categories as of December 31, 2019 and 2018:

	December 31,
(dollars in thousands)	2019	2018

Consumer	$12,076	$13,071
Residential real estate	81,033	82,637
Indirect	102,384	116,698
Commercial	11,907	14,284
Construction	3,317	2,317
Commercial real estate	74,021	70,113
Total loans receivable	284,738	299,120
Allowance for loan losses	(2,066)	(2,541)
Net loans receivable	$282,672	$296,579

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses and monitoring and assessing credit quality.

The Company's loan groups include consumer, residential real estate, indirect automobile, commercial, construction and commercial real estate.  The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank.  The Bank’s indirect loan group included $102.4 million and $116.7 million of such loans at December 31, 2019 and 2018, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland.  Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Included in loans are loans due from directors, executive officers and other related parties of $0.4 million at December 31, 2019, and $0.5 million at December 31, 2018.  These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers.  The Board of Directors approves loans to directors, executive officers and other related parties to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies.  The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2019 and 2018.

	December 31,
(dollars in thousands)	2019	2018

Balance at beginning of year	$504	$403
Additions	582	468
Repayments	(715)	(367)
Balance at end of year	$371	$504

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

The analysis for determining the allowance is consistent with guidance set forth in GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  Each loan segment is reviewed and analyzed using the average historical charge-offs over the current and preceding four-year periods for their respective segments as well as the following qualitative factors:

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

The following table presents the total allowance by loan segment:

December 31, 2019		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Balance, beginning of year	$161	$864	$988	$241	$4	$283	$2,541
Charge-offs	(69)	(16)	(504)	(27)	—	—	(616)
Recoveries	16	5	225	10	—	—	256
Provision for loan losses	14	(264)	208	(186)	7	106	(115)

Balance, end of year	$122	$589	$917	$38	$11	$389	$2,066

Individually evaluated for impairment:
Balance in allowance	$15	$—	$—	$—	$—	$—	$15
Related loan balance	86	631	—	—	—	3,680	4,397

Collectively evaluated for impairment:
Balance in allowance	$107	$589	$917	$38	$11	$389	$2,051
Related loan balance	11,990	80,402	102,384	11,907	3,317	70,341	280,341

December 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Balance, beginning of year	$214	$1,061	$774	$237	$12	$291	$2,589
Charge-offs	(208)	(589)	(341)	—	—	(13)	(1,151)
Recoveries	48	2	183	14	—	—	247
Provision for loan losses	107	390	372	(10)	(8)	5	856

Balance, end of year	$161	$864	$988	$241	$4	$283	$2,541

Individually evaluated for impairment:
Balance in allowance	$22	$—	$—	$204	$—	$—	$226
Related loan balance	138	854	—	204	—	1,054	2,250

Collectively evaluated for impairment:
Balance in allowance	$139	$864	$988	$37	$4	$283	$2,315
Related loan balance	12,933	81,783	116,698	14,080	2,317	69,059	296,870

Management believes the allowance for loan losses is at an appropriate level to absorb inherent probable losses in the portfolio.

The following table rolls forward the Company’s activity for nonaccrual loans during the years 2019 and 2018:

		Residential				Commercial
	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Totals
(dollars in thousands)
December 31, 2017	185	2,124	88	48	318	507	3,270
Transfers into nonaccrual	290	246	636	27	—	2,295	3,494
Transfers to OREO	—	—	—	—	—	—	—
Loans paid down/payoffs	(27)	(633)	(132)	(48)	(318)	(2,077)	(3,235)
Loans returned to accrual status	(58)	(192)	(135)	—	—	(63)	(448)
Loans charged off	(204)	(589)	(341)	—	—	—	(1,134)

December 31, 2018	186	956	116	27	—	662	1,947
Transfers into nonaccrual	135	571	702	86	—	2,746	4,240
Transfers to OREO	—	—	—	—	—	—	—
Loans paid down/payoffs	(55)	(782)	(76)	(86)	—	(269)	(1,268)
Loans returned to accrual status	(88)	—	(133)	—	—	—	(221)
Loans charged off	(41)	(17)	(486)	(27)	—	—	(571)

December 31, 2019	137	728	123	—	—	3,139	4,127

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

The following table provides information with respect to the Company's risk ratings by loan portfolio segment:

December 31, 2019		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$11,939	$80,305	$102,261	$11,907	$3,317	$70,341	$280,070
Special mention	—	—	—	—	—	—	—
Substandard	137	728	44	—	—	3,680	4,589
Doubtful	—	—	79	—	—	—	79
Loss	—	—	—	—	—	—	—

	$12,076	$81,033	$102,384	$11,907	$3,317	$74,021	$284,738

Nonaccrual	137	728	123	—	—	3,139	4,127
Troubled debt restructures	41	—	—	—	—	—	41
Number of TDRs accounts	1	—	—	—	—	—	1
Non-performing TDRs	41	—	—	—	—	—	41
Number of non-performing TDR accounts	1	—	—	—	—	—	1

December 31, 2018		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$12,888	$82,111	$115,724	$14,284	$2,317	$69,900	$297,224
Special mention	—	424	645	—	—	—	1,069
Substandard	183	102	244	—	—	213	742
Doubtful	—	—	85	—	—	—	85
Loss	—	—	—	—	—	—	—

	$13,071	$82,637	$116,698	$14,284	$2,317	$70,113	$299,120

Nonaccrual	186	956	116	27	—	662	1,947
Troubled debt restructures	44	—	—	204	—	—	248
Number of TDRs accounts	1	—	—	1	—	—	2
Non-performing TDRs	44	—	—	—	—	—	44
Number of non-performing TDR accounts	1	—	—	—	—	—	1

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

There were no new loans modified as TDRs for the years ended December 31, 2019 and 2018.

At December 31, 2019, the recorded investment in TDR’s reflected one loan in the amount of $40,951 which is on nonaccrual.  At December 31, 2018, the recorded investment in TDR’s reflected one loan in the amount of $204,500 which is performing under the terms of the modified agreement and one loan in the amount of $43,521 which was on nonaccrual.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans.

Asset Quality

The following table presents the loan portfolio segments summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2019 and 2018:

			90 Days or
		30-89 Days	More and
December 31, 2019	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Consumer	$11,865	$74	$—	$137	$12,076
Residential Real Estate	80,192	92	21	728	81,033
Indirect	101,605	656	—	123	102,384
Commercial	11,907	—	—	—	11,907
Construction	3,317	—	—	—	3,317
Commercial Real Estate	70,882	—	—	3,139	74,021

	$279,768	$822	$21	$4,127	$284,738

			90 Days or
		30-89 Days	More and
December 31, 2018	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Consumer	$12,669	$216	$—	$186	$13,071
Residential Real Estate	80,923	732	26	956	82,637
Indirect	115,890	692	—	116	116,698
Commercial	14,171	86	—	27	14,284
Construction	2,317	—	—	—	2,317
Commercial Real Estate	69,451	—	—	662	70,113

	$295,421	$1,726	$26	$1,947	$299,120

Loans on which the accrual of interest has been discontinued totaled $4.1 million and $1.9 million at December 31, 2019 and 2018, respectively.  The Bank recognizes interest income on non-accrual loans using a cash basis method for the time they are on non-accrual.  Interest income that was recognized on these non-accrual loans totaled $0.1 million and $0.2 million for the years ended December 31, 2019 and 2018.  Loans past due 90 days or more and still accruing interest totaled $21,000, and $26,000 at December 31, 2019 and 2018, respectively.  Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Nonaccrual loans with specific reserves at December 31, 2019 are comprised of:

Consumer – One loan to in the amount of $40,951 with $14,655 of specific reserves established for the loans.

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

		Unpaid	Interest		Average
December 31, 2019	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$26	$41	$2	$15	$50
Residential Real Estate	—	—	—	—	—
Indirect	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Total impaired loans with specific reserves	$26	$41	$2	$15	$50

Impaired loans with no specific reserve:
Consumer	$96	$96	$8	n/a	$122
Residential Real Estate	728	1,497	14	n/a	1,928
Indirect	123	123	6	n/a	—
Commercial	—	—	—	n/a	—
Construction	—	—	—	n/a	—
Commercial Real Estate	3,680	3,680	81	n/a	3,845
Total impaired loans with no specific reserve	$4,627	$5,396	$109	—	$5,895

		Unpaid	Interest		Average
December 31, 2018	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$89	$89	$3	$22	$136
Residential Real Estate	—	—	—	—	—
Indirect	—	—	—	—	—
Commercial	—	204	12	204	211
Construction	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Total impaired loans with specific reserves	$89	$293	$15	$226	$347

Impaired loans with no specific reserve:
Consumer	$96	$96	$2	n/a	$50
Residential Real Estate	956	1,725	4	n/a	1,981
Indirect	116	116	—	n/a	—
Commercial	—	—	—	n/a	—
Construction	—	—	—	n/a	—
Commercial Real Estate	1,267	1,267	39	n/a	1,148
Total impaired loans with no specific reserve	$2,435	$3,204	$45	—	$3,179

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful	December 31,
	lives	2019	2018
(dollars in thousands)

Land		$685	$685
Buildings	5-50 years	6,555	6,491
Equipment and fixtures	5-30 years	7,596	7,426
Construction in progress		103	—
Operating Lease Assets		745	—
		15,684	14,602
Accumulated depreciation		(11,923)	(11,496)

		$3,761	$3,106

Depreciation expense totaled $0.3 and $0.4 million for the years ended December 31, 2019 and 2018.  Amortization of software totaled $0.1 million for the years ended December 31, 2019 and 2018.

The Bank leases its Severna Park and Linthicum branches.  Minimum lease obligations under the Severna Park branch are $33,000 per year through September 2020.  Minimum lease obligations under the Linthicum branch are $140,217 per year through December 2024, adjusted annually on a pre-determined basis.  The Bank is also required to pay all maintenance costs under all these leasing arrangements.  Income from rent totaled $45,082 and $75,074 and rent expense totaled $165,459 and $164,847 for the years ended December 31, 2019 and 2018, respectively.    The Bank uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate.  Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised.

Note 6. Federal Home Loan Bank and Short-term Borrowings

The Bank owned 14,343 shares of common stock of the FHLB at December 31, 2019.  The Bank is required to maintain an investment of 0.09% of total assets with a dollar cap of $15.0 million, adjusted annually, plus 4.25% of total advances, adjusted for advances and repayments.  The credit available under this facility is determined at 25% of the Bank’s total assets, or approximately $95.9 million at December 31, 2019.  Short-term advances totaled $25.0 million under this credit arrangement at December 31, 2019.  This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio.  Average short-term borrowings under this facility approximated $25.6 million and $31.7 million for 2019 and 2018, respectively and the weighted average interest rate was 2.26% and 2.39%, respectively.

The Federal Home Loan Bank of Atlanta, convertible and adjustable advances total include the following:

A  $5.0 million adjustable rate advance issued in 2019, which has a final maturity of July 24, 2020.  This advance has a 1.96% interest rate, with interest payable quarterly.  The proceeds of the adjustable rate advance were used to fund loans.

A  $5.0 million adjustable rate advance issued in 2019, which has a final maturity of August 24, 2020.  This advance has a 1.93% interest rate, with interest payable quarterly.  The proceeds of the adjustable rate advance were used to fund loans.

A  $10.0 million adjustable rate advance issued in 2019, which has a final maturity of November 2, 2020.  This advance had a 1.91% interest rate at December 31, 2019, with interest payable quarterly.  The proceeds of the adjustable advance were used to fund loans.

A  $5.0 million one-year daily rate advance issued in 2019 which has a final maturity of December 28, 2020.  This advance had a 1.78% interest rate at December 31, 2019, with interest payable monthly.  The proceeds of the adjustable advance were used to fund loans.

The Bank also had available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million, and a Discount Window line of credit at the Federal Reserve Bank of Richmond in the amount of $10.4 million at December 31, 2019.

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

As of December 31, 2019, the Company had three outstanding interest rate swaps designated as a cash flow hedges with an aggregate notional value of $20.0 million.  The agreements have five year terms and stipulates that the counterparty will pay the Company interest at three-month LIBOR and the Company will pay fixed rates of interest at 2.105%, 2.235% and 2.246% on the $10.0 million, $5.0 million and $5.0 million notional amounts, respectively.  These interest rate swaps of $10.0 million, $5.0 million and $5.0 million mature on October 2022, July 2023, and August 2023, respectively, and hedge three-month FHLB advances that will be renewed every year at the LIBOR interest rate at that time.  The $10.0 million contract is an interest rate swap that became effective in November 2019 and the two  $5.0 million contracts are interest rate swaps that became effective in July 2019 and August 2019.  After-tax unrealized losses of $94,000, $75,000 and $77,000 were recognized in accumulated other comprehensive income for the year ended December 31, 2019 and unrealized gains of $118,000, $48,000 and $47,000 were recognized in accumulated other comprehensive income for the year ended December 31, 2018.  There was no ineffective portion of these hedges.  The Company pays or receives the net interest amount quarterly and includes this amount as part of FHLB advances interest expense on the consolidated income statements.

The cash flow hedges were determined to be fully effective during all periods presented.  As such, no ineffectiveness has been included in net income.

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2019 and 2018:

					At December 31,
					2019		2018
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets/	Gain (Loss)	Assets/	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Liabilities	AOCI	Liabilities	AOCI

Interest rate swap on FHLB advance	$10,000	2.105%	3M LIBOR	11/2017 - 10/2022	$(129)	$(94)	$164	$118

Interest rate swap on FHLB advance	5,000	2.235%	3M LIBOR	7/2018 - 7/2023	(102)	(75)	66	48

Interest rate swap on FHLB advance	5,000	2.246%	3M LIBOR	8/2018 - 8/2023	(105)	(77)	65	47

Total	$20,000				$(336)	$(246)	$295	$213

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the years ended December 31, 2019 and 2018:

		Years Ended December 31,
(dollars in thousands)	Bank Position	2019	2018

Interest rate swap on FHLB advance	Pay fixed/receive variable	$28	$15

Interest rate swap on FHLB advance	Pay fixed/receive variable	9	6

Interest rate swap on FHLB advance	Pay fixed/receive variable	11	4

Total		$48	$25

The Bank is required to pledge securities as collateral for all swaps with dealer counterparties.  The fair value of cash or investment securities pledged as collateral by the Bank totaled $750,000 and $732,000 at and December 31, 2019 and 2018.

Note 7. Long-term Borrowings

The Bank had no long-term borrowings at December 31, 2019 and 2018.

Note 8. Deposits

The following table summarizes the major classifications of deposit balances as of the dates indicated:

	December 31,
	2019	2018
(dollars in thousands)
Noninterest-bearing deposits	$107,158	$101,369

Interest-bearing deposits:
Interest-bearing checking	32,171	26,654
Money Market	17,253	18,564
Savings	82,845	84,097
Time deposits, $100,000 or more	34,736	41,665
Time deposits below $100,000	47,277	50,104
Total interest- bearing deposits	214,282	221,084

Total Deposits	$321,440	$322,453

Interest expense on deposits for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
(dollars in thousands)
Interest-bearing checking	$8	$8
Money Market	10	10
Savings	57	62
Time deposits, $100,000 or more	622	704
Time deposits below $100,000	652	564
Total Interest Expense	$1,349	$1,348

The Bank recognized $0.3 million and $0.2 million of fee income from deposits for the years ended December 31, 2019 and 2018.

At December 31, 2019, the scheduled maturities of time deposits are approximately as follows:

(dollars in thousands)	Amount
Maturing in:
2020	$50,170
2021	12,116
2022	3,875
2023	5,351
2024	9,480
2025 and thereafter	1,021
Total Time Deposits	$82,013

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1.6 million at December 31, 2019 and 2018, respectively.

The Bank had no brokered deposits at December 31, 2019 and 2018.

Note 9. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2019 and 2018:

	2019	2018
(dollars in thousands)
Current income tax (benefit) expense:
Federal	$—	$(1,191)
State	119	57

Total current tax expense (benefit)	119	(1,134)

Deferred income tax expense:
Federal	291	1,228
State	42	36

Total deferred tax expense	333	1,264

Total Income tax expense	$452	$130

A reconciliation of income tax expense computed at the statutory rate of 21% at December 31, 2019 and December 31, 2018 to the actual income tax expense for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
(dollars in thousands)
Income tax expense at federal statutory rate	$431	$360
(Decrease) increase resulting from:
Tax-exempt income	(72)	(200)
Bank owned life insurance	(34)	(101)
State income taxes, net of Federal income tax benefit	127	74
Other	—	(3)
Total income tax expense	$452	$130

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2019 and 2018 are as follows:

	2019	2018
(dollars in thousands)
Deferred income tax benefits:
Accrued deferred compensation	$87	$78
Allowance for credit losses	243	347
Net operating loss carryforward credits	153	345
Accumulated depreciation	(13)	4
Reserve for unfunded commitments	10	10
Accounting standard 310-20	(103)	(76)
Right of use asset	(205)	—
Lease liability	205	—
Other temporary differences	—	7
Accumulated securities premium accretion	215	210
Net unrealized depreciation on investment securities available for sale	80	467

Net deferred income tax benefits	$672	$1,392

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future.  At December 31, 2019 and 2018, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes. We file income tax returns in the US federal jurisdictions.  We are no longer subject to US federal income tax examinations by tax authorities for years before 2016.

Income tax expense was $0.45 million and $0.13 million at December 2019 and 2018, respectively.

Note 10. Pension and Profit Sharing Plans

The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.  Annual contributions, included in employee benefit expense, totaled $362,000 and $387,000 for the years ended December 31, 2019 and 2018, respectively.

Employee contributions and profit sharing expenses totaled $307,000 at December 31, 2019, compared to $301,000 at December 31, 2018.

The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors.  The plan covers substantially all employees.  The Bank’s contributions to the plan, included in employee benefit expense, totaled $55,000 and $52,000 for the years ended December 31, 2019 and 2018, respectively.

Note 11. Other Benefit Plans

The Company is the owner and beneficiary of BOLI policies on certain current and former employees.  Cash value totaled $8.0 million and $7.9 million at December 31, 2019 and 2018, respectively.  Income on their insurance investment totaled $0.2 for years ended 2019 and 2018.  During 2018, the Bank recognized gains on the redemption of life insurance contracts in the amount of $0.3 million.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees.  Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 12. Other Noninterest Expenses

Other noninterest expenses include the following:

	Year Ended December 31,
	2019	2018
(dollars in thousands)
Loan related expenses	$128	$170
Other ATM expenses	168	124
Director, executive and audit committee fees and expenses	197	191
Postage, delivery and courier expenses	157	162
Stationery, printing and supplies	66	63
Office supplies expenses	70	97
Credit report fees	55	58
Dues and subscription fees	87	82
Examination and assessment fees	36	46
Federal Reserve and correspondent bank services	43	53
Foreclosed property expenses	65	5
Liability insurance	76	101
Other	367	277

Total Other Noninterest Expense	$1,515	$1,429

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	December 31,
	2019	2018
(dollars in thousands)
Loan commitments:
Other mortgage loans	$2,816	$3,589

Unused lines of credit:
Home-equity lines	$7,825	$9,118
Commercial lines	15,003	10,061
Unsecured consumer lines	654	726

	$23,482	$19,905

Letters of credit:	$1,059	$1,059

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2019, the Bank has accrued $37,386 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

Retained earnings from which dividends may not be paid without prior approval totaled approximately $21.4 million at December 31, 2019 and $20.7 million at December 31, 2018 based on the earnings restrictions and minimum capital ratio requirements noted below.

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

At December 31, 2019, shares of common stock reserved for issuance under the plan totaled 25,739.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend Reinvestment and Stock Purchase Plan

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2019 and 2018, shares of common stock purchased under the plan totaled 13,316 and 13,008,   respectively.  At December 31, 2019, shares of common stock reserved for issuance under the plan totaled 91,104.

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

At December 31, 2019, shares of common stock reserved for issuance under the plan totaled 183,348.

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

As of December 31, 2019 and 2018, the Bank was well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules.  Management believes, as of December 31, 2019 and 2018, that the Bank met all capital adequacy requirements to which they were subject.  The following table presents actual and required capital ratios as of December 31, 2019 and 2018 for the Bank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies.  Management has determined that the Company’s risk-based capital ratios are not materiality different than the Bank’s and are not reflected in the table below.

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Common Equity Tier 1 Capital	$35,693	12.47%	$12,878	4.50%	$18,602	6.50%
Total Risk-Based Capital	$37,797	13.21%	$22,895	8.00%	$28,619	10.00%
Tier 1 Risk-Based Capital	$35,693	12.47%	$17,171	6.00%	$22,895	8.00%
Tier 1 Leverage	$35,693	9.26%	$15,414	4.00%	$19,268	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Common Equity Tier 1 Capital	$34,778	12.27%	$12,757	4.50%	$18,427	6.50%
Total Risk-Based Capital	$37,354	13.18%	$22,679	8.00%	$28,349	10.00%
Tier 1 Risk-Based Capital	$34,778	12.27%	$17,009	6.00%	$22,679	8.00%
Tier 1 Leverage	$34,778	8.52%	$16,330	4.00%	$20,413	5.00%

Note 15. Earnings Per Common Share

The calculation of net income per common share for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended
	December 31,
	2019	2018
Basic earnings per share:
Net income	$1,598,632	$1,582,604
Weighted average common shares outstanding	2,821,608	2,808,031
Basic net income per share	$0.57	$0.56

Diluted earnings per share calculations were not required for 2019 and 2018 as there were no options outstanding at December 31, 2019 and 2018.

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

The following table presents the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2019 and 2018.  Items that are not financial instruments are not included.

	December 31, 2019		December 31, 2018
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,420	$2,420	$2,605	$2,605
Interest-bearing deposits in other financial institutions	10,017	10,017	12,468	12,468
Federal funds sold	853	853	881	881
Investment securities available for sale	71,486	71,486	81,572	81,572
Investments in restricted stock	1,437	1,437	2,481	2,481
Ground rents	143	143	143	143
Loans, less allowance for credit losses	282,672	282,583	296,579	293,175
Accrued interest receivable	961	961	1,198	1,198
Cash value of life insurance	8,023	8,023	7,860	7,860

Financial liabilities:
Deposits	321,440	300,944	322,453	307,271
Short-term borrowings	25,000	25,386	55,000	55,851
Accrued interest payable	100	100	152	152
Unrecognized financial instruments:
Commitments to extend credit	26,297	26,297	19,905	19,905
Standby letters of credit	1,059	1,059	1,059	1,059

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
December 31, 2019	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$13,290	$13,290	$13,290	—	$—
Loans receivable, net	282,672	282,583	—	—	282,583
Cash value of life insurance	8,023	8,023	—	8,023	—
Financial instruments - Liabilities
Deposits	321,440	300,944	212,187	88,757	—
Short-term debt	25,000	25,386	—	25,386	—

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

Fair value measurements on a recurring and non-recurring basis at December 31, 2019 and 2018 are as follows:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
December 31, 2019
Recurring:
Securities available for sale
U.S. Treasury	$—	$500	$—	$500
State and Municipal	—	12,475	—	12,475
Mortgaged-backed	—	58,511	—	58,511
Interest rate swap	—	(336)	—	(336)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,638	4,638
OREO	—	705	—	705
	$—	$71,855	$4,641	$76,496
December 31, 2018
Recurring:
Securities available for sale
U.S. Treasury	$—	$990	$—	$990
State and Municipal	—	33,830	—	33,830
Mortgaged-backed	—	46,752	—	46,752
Interest rate swap	—	295	—	295

Non-recurring:
Maryland Financial Bank stock	—	—	5	5
Impaired loans	—	—	2,501	2,501
OREO	—	705	—	705
	$—	$82,572	$2,506	$85,078

Securities available for sale and interest rate swaps are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans.  Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Bank determines such fair values from independent appraisals.  Based on these appraisals, management has applied a specific valuation allowance allocation of $0.02 million and $0.23 million in 2019 and 2018, respectively, to the impaired loans, which management considers to be level 3 inputs.

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

Note 19. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

___________________________________________Balance Sheets________________________________________

December 31,	2019	2018
(dollars in thousands)
Assets

Cash	$43	$135
Investment in The Bank of Glen Burnie	35,637	33,893
Investment in GBB Properties, Inc.	—	21
Other assets	—	2

Total assets	$35,680	$34,051

Liabilities and Stockholders’ Equity

Stockholders’ equity:
Common stock	2,827	2,814
Surplus	10,525	10,401
Retained earnings	22,537	22,066
Accumulated other comprehensive loss, net of benefits	(209)	(1,230)
Total stockholders’ equity	35,680	34,051

Total liabilities and stockholders’ equity	$35,680	$34,051

__________________________________________Statements of Income___________________________________

Year Ended December 31,	2019	2018
(dollars in thousands)

Dividends and distributions from subsidiary	$1,070	$977
Other expenses	(206)	(140)
Income before income tax benefit and equity in undistributed net income of subsidiary	864	837
Income tax benefit	32	38
Change in undistributed equity of subsidiary	703	708

Net income	$1,599	$1,583

___________________________________Statements of Cash Flows_______________________________________

Year Ended December 31,	2019	2018
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,599	$1,583
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	2	2
(Decrease) increase in other liabilities	—	(1)
Decrease in due from subsidiary	—	1
Change in undistributed equity of subsidiary	(703)	(708)

Net cash provided by operating activities	898	877

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	138	147
Dividends paid	(1,128)	(1,122)

Net cash used in financing activities	(990)	(975)

(Decrease) increase in cash	(92)	(98)

Cash, beginning of year	135	233

Cash, end of year	$43	$135

Note 20. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

__________________________________________2019__________________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,641	$3,590	$3,574	$3,709
Interest expense	461	446	450	570
Net interest income	3,180	3,144	3,124	3,139
Provision for credit losses	(179)	(139)	30	173
Net securities gains	—	—	—	3
Income before income taxes	676	818	386	171
Net income	539	606	319	135
Net income per share (basic and diluted)	$0.19	$0.21	$0.11	$0.05

___________________________________________2018______________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,844	$3,862	$3,543	$3,444
Interest expense	599	560	490	452
Net interest income	3,245	3,302	3,053	2,992
Provision for credit losses	255	246	(5)	360
Net securities gains	—	—	—	—
Income before income taxes	365	528	433	283
Net income	307	439	478	255
Net income per share (basic and diluted)	$0.11	$0.16	$0.17	$0.09