Form 10-Q
period 2020-03-31
GLEN BURNIE BANCORP
filed 2020-05-15
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2020 was 2,834,325.

GLEN BURNIE BANCORP AND SUBSIDIARY

-  2 -

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,658	$2,420
Interest-bearing deposits in other financial institutions	15,413	10,870
Cash and Cash Equivalents	18,071	13,290

Investment securities available for sale, at fair value	70,172	71,486
Restricted equity securities, at cost	1,199	1,437

Loans, net of deferred fees and costs	276,960	284,738
Less: Allowance for loan losses	(1,918)	(2,066)
Loans, net	275,042	282,672

Real estate acquired through foreclosure	705	705
Premises and equipment, net	3,900	3,761
Bank owned life insurance	8,062	8,023
Deferred tax assets, net	611	672
Accrued interest receivable	970	961
Accrued taxes receivable	1,174	1,221
Prepaid expenses	374	406
Other assets	220	308
Total Assets	$380,500	$384,942

LIABILITIES
Noninterest-bearing deposits	$113,264	$107,158
Interest-bearing deposits	208,516	214,282
Total Deposits	321,780	321,440

Short-term borrowings	20,000	25,000
Defined pension liability	323	317
Accrued expenses and other liabilities	2,540	2,505
Total Liabilities	344,643	349,262

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,830,358 and 2,827,473 shares as of March 31, 2020 and December 31, 2019, respectively.	2,830	2,827
Additional paid-in capital	10,554	10,525
Retained earnings	22,522	22,537
Accumulated other comprehensive loss	(49)	(209)
Total Stockholders' Equity	35,857	35,680

Total Liabilities and Stockholders' Equity	$380,500	$384,942

See accompanying notes to unaudited consolidated financial statements.

-  3 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans	$3,071	$3,189
Interest and dividends on securities	381	400
Interest on deposits with banks and federal funds sold	47	120
Total Interest Income	3,499	3,709

INTEREST EXPENSE
Interest on deposits	325	332
Interest on short-term borrowings	126	238
Total Interest Expense	451	570

Net Interest Income	3,048	3,139

Provision for loan losses	(80)	173
Net interest income after provision for loan losses	3,128	2,966

NONINTEREST INCOME
Service charges on deposit accounts	56	61
Other fees and commissions	159	178
Gain on securities sold	1	3
Income on life insurance	39	40
Total Noninterest Income	255	282

NONINTEREST EXPENSE
Salary and benefits	1,705	1,770
Occupancy and equipment expenses	331	314
Legal, accounting and other professional fees	252	232
Data processing and item processing services	234	176
FDIC insurance costs	51	56
Advertising and marketing related expenses	25	27
Loan collection costs	67	13
Telephone costs	47	66
Other expenses	328	423
Total Noninterest Expenses	3,040	3,077

Income before income taxes	343	171

Income tax expense	75	36

NET INCOME	$268	$135

Basic and diluted net income per share of common stock	$0.09	$0.05

See accompanying notes to unaudited consolidated financial statements.

-  4 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net income	$268	$135

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain (loss) on securities during the period	918	932
Income tax (expense) benefit relating to item above	(252)	(254)
Reclassification adjustment for gain on sales of securities included in net income	(1)	(3)
Net effect on other comprehensive income	665	675

Net unrealized (loss) gain on interest rate swap:
Net unrealized (loss) gain on interest rate swap during the period	(696)	(221)
Income tax benefit (expense) relating to item above	191	61
Net effect on other comprehensive loss	(505)	(160)

Other comprehensive income	160	515

Comprehensive income	$428	$650

See accompanying notes to unaudited consolidated financial statements.

-  5 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2018	$2,814	$10,401	$22,066	$(1,230)	$34,051

Net income	—	—	135	—	135
Cash dividends, $0.10 per share	—	—	(282)	—	(282)
Dividends reinvested under
dividend reinvestment plan	4	32	—	—	36
Other comprehensive loss	—	—	—	515	515

Balance, March 31, 2019	$2,818	$10,433	$21,919	$(715)	$34,455

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Gain	Total

Balance, December 31, 2019	$2,827	$10,525	$22,537	$(209)	$35,680

Net income	—	—	268	—	268
Cash dividends, $0.10 per share	—	—	(283)	—	(283)
Dividends reinvested under
dividend reinvestment plan	3	29	—	—	32
Other comprehensive income	—	—	—	160	160

Balance, March 31, 2020	$2,830	$10,554	$22,522	$(49)	$35,857

See accompanying notes to unaudited consolidated financial statements.

-  6 -

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$268	$135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	162	318
Provision for loan losses	(80)	173
Decrease in cash surrender value of bank owned life insurance	(39)	(40)
Decrease in ground rents	—	(3)
(Increase) decrease in accrued interest receivable	(8)	89
Net decrease (increase) in other assets	166	(61)
Net decrease in accrued expenses and other liabilities	(613)	(416)

Net cash (used in) provided by operating activities	(144)	195

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	3,878	22,815
Purchases of investment securities available for sale	(1,709)	(1,932)
Net sales (purchase) of Federal Home Loan Bank stock	238	1,041
Net decrease (increase) in loans	7,711	(408)
Purchases of premises and equipment	(282)	(47)

Net cash provided by investing activities	9,836	21,469

Cash flows from financing activities:
Net increase in deposits	341	9,163
Decrease in short term borrowings	(5,000)	(30,000)
Cash dividends paid	(283)	(282)
Common stock dividends reinvested	31	36

Net cash used in financing activities	(4,911)	(21,083)

Net increase in cash and cash equivalents	4,781	581

Cash and cash equivalents at beginning of year	13,290	15,954

Cash and cash equivalents at end of year	$18,071	$16,535

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$456	$551
Net income taxes paid (refunded)	(31)	36
Net decrease in unrealized depreciation on available for sale securities	918	932
Net increase in unrealized appreciation on swaps	(696)	(221)

See accompanying notes to unaudited consolidated financial statements.

-  7 -

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2020 and December 31, 2019, the results of operations for the three-month period ended March 31, 2020 and 2019, and the statements of cash flows for the three-month period ended March 31, 2020 and 2019.  The operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or any future interim period.  The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020.  The unaudited consolidated financial statements for March 31, 2020 and 2019, the consolidated balance sheet at December 31, 2019, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Reclassifications

Certain items in the 2019 consolidated financial statements have been reclassified to conform to the 2020 classifications.  The reclassifications had no effect on previously reported results of operations or retained earnings.

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

	Three Months Ended
	March 31,
	2020	2019
Basic and diluted earnings per share:
Net income	$268,384	$135,025
Weighted average common shares outstanding	2,829,375	2,816,518
Basic and dilutive net income per share	$0.09	$0.05

Diluted earnings per share calculations were not required for the three-month period ended March 31, 2020 and 2019, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period.  Trading securities are those that are bought and held principally for the purpose of selling them in the near term.  The Company held no trading securities at March 31, 2020 or December 31, 2019.  Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income.  Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost.  The Company held no held-to-maturity securities at March 31, 2020 or December 31, 2019.

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

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at March 31, 2020 and December 31, 2019:

	At March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$26,092	$311	$(197)	$26,206
Agency mortgage-backed securities	28,678	657	(23)	29,312
Municipal securities	12,256	240	(26)	12,470
U.S. Government agency securities	1,679	7	(4)	1,682
U.S. Treasury securities	500	2	—	502

Total securities available for sale	$69,205	$1,217	$(250)	$70,172

	At December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$27,618	$52	$(187)	$27,483
Agency mortgage-backed securities	27,823	149	(135)	27,837
Municipal securities	12,301	191	(17)	12,475
U.S. Government agency securities	3,195	1	(5)	3,191
U.S. Treasury securities	500	—	—	500

Total securities available for sale	$71,437	$393	$(344)	$71,486

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019 are as follows:

March 31, 2020	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$10,036	$(130)	$1,335	$(67)	$11,371	$(197)
Agency mortgage-backed securities	829	(13)	635	(10)	1,464	(23)
Municipal securities	2,502	(19)	544	(7)	3,046	(26)
U.S. Government agency securities	575	(4)	—	—	575	(4)
	$13,942	$(166)	$2,514	$(84)	$16,456	$(250)

December 31, 2019	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Collateralized mortgage obligations	$11,792	$(65)	$7,330	$(122)	$19,122	$(187)
Agency mortgage-backed securities	4,577	(20)	10,918	(115)	15,495	(135)
Municipal securities	1,806	(7)	864	(10)	2,670	(17)
U.S. Government agency securities	591	(5)	—	—	591	(5)
	$18,766	$(97)	$19,112	$(247)	$37,878	$(344)

-  10 -

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

At March 31, 2020, the Company recorded unrealized losses in its portfolio of debt securities totaling $0.3  million related to 39 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2019, the Company recorded unrealized losses in its portfolio of debt securities totaling $0.3 million related to 97 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary.  Management does not believe the securities are impaired due to reasons of credit quality.  Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Shown below are contractual maturities of debt securities at March 31, 2020.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2020

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$2,382	$2,390	1.77%
Over one to five years	617	623	1.81%
Over five to ten years	13,012	13,107	1.76%
Over ten years	53,194	54,052	2.17%
Total debt securities	$69,205	$70,172

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

-  11 -

	March 31,		December 31,
	2020		2019
(dollars in thousands)	Amount	%	Amount	%
Consumer	$12,700	5	$12,076	4
Residential real estate	80,782	29	81,033	28
Indirect	95,093	34	102,384	36
Commercial	13,172	5	11,907	4
Construction	2,563	1	3,317	1
Commercial real estate	72,650	26	74,021	27
Loans, net of deferred fees and costs	276,960	100	284,738	100
Less: Allowance for loan losses	(1,918)		(2,066)
Loans, net	$275,042		$282,672

The Bank’s net loans totaled $275.0 million at March 31, 2020, compared to $282.7 million at December 31, 2019, a decrease of $7.7 million, or 2.73%.  Consumer loans increased from $12.1 million at December 31, 2019 to $12.7 million at March 31, 2020, an increase of $0.6 million, or 5.17%.  Residential real estate loans decreased by $0.2 million, or 0.19%, from $81.0 million at December 31, 2019 to $80.8 million at March 31, 2020.  Indirect loans decreased from $102.4 million at December 31, 2019 to $95.1 million at March 31, 2020, a decrease of $7.3 million, or 7.12%.  Commercial loans increased $1.3 million, or 10.62%, to $13.2 million at March 31, 2020, compared to $11.9 million at December 31, 2019.  Construction loans decreased by $0.7 million, or 19.71% to $2.6 million at March 31, 2020, compared to $3.3 million at December 31, 2019.  Commercial real estate loans decreased from $74.0 million at December 31, 2019 to $72.7 million at March 31, 2020, a decrease of $1.3 million or 1.72%.

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

•	Changes in the rate and direction of the loan volume by portfolio segment.
•	Concentration of credit including the concentration percentages, changes in concentration and concentrations relative to goals.
•	Changes in macro-economic factors including the rates and direction of unemployment, median income and population.
•	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes, and weighted required reserve trends.
•	Changes in rate and direction of charge offs and recoveries.

Transactions in the allowance for loan losses for the three months ended March 31, 2020 and the year ended December 31, 2019 were as follows:

March 31, 2020		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Balance, beginning of year	$122	$589	$917	$38	$11	$389	$2,066
Charge-offs	—	—	(125)	—	—	—	(125)
Recoveries	4	3	30	20	—	—	57
Provision for loan losses	(4)	(45)	20	(21)	(2)	(28)	(80)

Balance, end of quarter	$122	$547	$842	$37	$9	$361	$1,918

Individually evaluated for impairment:
Balance in allowance	$11	$—	$—	$—	$—	$—	$11
Related loan balance	86	617	—	—	—	3,627	4,330

Collectively evaluated for impairment:
Balance in allowance	$111	$547	$842	$37	$9	$361	$1,907
Related loan balance	12,614	80,165	95,093	13,172	2,563	69,023	272,630

-  13 -

December 31, 2019		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Balance, beginning of year	$161	$864	$988	$241	$4	$283	$2,541
Charge-offs	(69)	(16)	(504)	(27)	—	—	(616)
Recoveries	16	5	225	10	—	—	256
Provision for loan losses	14	(264)	208	(186)	7	106	(115)

Balance, end of year	$122	$589	$917	$38	$11	$389	$2,066

Individually evaluated for impairment:
Balance in allowance	$15	$—	$—	$—	$—	$—	$15
Related loan balance	86	631	—	—	—	3,680	4,397

Collectively evaluated for impairment:
Balance in allowance	$107	$589	$917	$38	$11	$389	$2,051
Related loan balance	11,990	80,402	102,384	11,907	3,317	70,341	280,341

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	March 31,	March 31,
(dollars in thousands)	2020	2019
Average loans	$281,335	$299,506
Net charge offs to average loans (annualized)	0.10%	0.15%

During the three-month period ended March 31, 2020, loans to 14 borrowers and related entities totaling approximately $125,000 were determined to be uncollectible and were charged off.  During the three-month period ending March 31, 2019, loans to 19 borrowers and related entities totaling approximately $205,000 were determined to be uncollectible and were charged off.

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

As of March 31, 2020, and 2019, the Bank had outstanding commitments totaling $38.0 million and $33.0 million, respectively.  These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments.  The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended
	Ended March 31,
(dollars in thousands)	2020	2019
Beginning balance	$37	$35
Reduction of unfunded reserve	—	(9)
Provisions charged to operations	13	—

Ending balance	$50	$26

-  14 -

Contractual Obligations and Commitments.  No material changes, outside the normal course of business, have been made during the first quarter of 2020.

Asset Quality.  The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At March 31, 2020			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$12,522	$46	$—	$132	$12,700
Residential Real Estate	80,042	8	19	713	80,782
Indirect	94,393	564	—	136	95,093
Commercial	13,172	—	—	—	13,172
Construction	2,563	—	—	—	2,563
Commercial Real Estate	68,808	735	—	3,107	72,650

	$271,500	$1,353	$19	$4,088	$276,960

At December 31, 2019			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$11,865	$74	$—	$137	$12,076
Residential Real Estate	80,192	92	21	728	81,033
Indirect	101,605	656	—	123	102,384
Commercial	11,907	—	—	—	11,907
Construction	3,317	—	—	—	3,317
Commercial Real Estate	70,882	—	—	3,139	74,021

	$279,768	$822	$21	$4,127	$284,738

The balances in the above charts have not been reduced by the allowance for loan loss.  For the period ending March 31, 2020, the allowance for loan loss is $1.9 million.  For the period ending December 31, 2019, the allowance for loan loss is $2.1 million.

At March 31, 2020, there was $0.5 million in loans outstanding that were in an accrual status, but known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms.  Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors.  The one loan outstanding, totaling $0.5 million was as follows:  $505,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant.

Non-accrual loans with specific reserves at March 31, 2020 are comprised of:

Consumer loans – One loan to one borrower that totaled $40,311 with specific reserves of $10,882 established for the loan, which was also a Troubled Debt Restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2020 and December 31, 2019.

-  15 -

March 31, 2020		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$40	$40	$1	$11	$50
Total impaired loans with specific reserves	40	40	1	11	50

Impaired loans with no specific reserve:
Consumer	$92	$92	$—	$ n/a	$116
Residential Real Estate	713	768	3	n/a	1,918
Indirect	136	136	—	n/a	152
Commercial Real Estate	3,627	3,627	31	n/a	3,749
Total impaired loans with no specific reserve	$4,568	$4,623	$34	—	$5,935

December 31, 2019		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$26	$41	$2	$15	$50
Total impaired loans with specific reserves	$26	$41	$2	$15	$50

Impaired loans with no specific reserve:
Consumer	$96	$96	$8	n/a	$122
Residential Real Estate	728	1,497	14	n/a	1,928
Indirect	123	123	6	n/a	—
Commercial Real Estate	3,680	3,680	81	n/a	3,845
Total impaired loans with no specific reserve	$4,627	$5,396	$109	—	$5,895

	March 31,	December 31,
(dollars in thousands)	2020	2019

Troubled debt restructured loans	$40	$41
Non-accrual and 90+ days past due and still accruing loans to average loans	1.46%	1.45%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	46.7%	49.8%

At March 31, 2020, there was one troubled debt restructured loans consisting of a consumer loan of $40,000.  The consumer loan is in a nonaccrual status.

-  16 -

The following table shows the activity for non-accrual loans for the quarters ended March 31, 2019 and 2020.

		Residential			Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Real Estate	Totals

December 31, 2018	186	956	116	27	662	1,947
Transfers into nonaccrual	134	571	270	86	—	1,061
Loans paid down/payoffs	(8)	(283)	(8)	—	(16)	(315)
Loans returned to accrual status	—	—	(19)	—	—	(19)
Loans charged off	—	(12)	(173)	(27)	—	(212)

March 31, 2019	312	1,232	186	86	646	2,462

December 31, 2019	137	728	123	—	3,139	4,127
Transfers into nonaccrual	—	—	177	—	—	177
Loans paid down/payoffs	(5)	(15)	(22)	—	(32)	(74)
Loans returned to accrual status	—	—	(17)	—	—	(17)
Loans charged off	—	—	(125)	—	—	(125)

March 31, 2020	132	713	136	—	3,107	4,088

Other Real Estate Owned.  At March 31, 2020 and December 31, 2019, the Company had $705,000 in real estate acquired in partial or total satisfaction of debt.  All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned.  Losses arising at the date of acquisition are charged against the allowance for credit losses.  Subsequent write-downs that may be required and expense of operation are included in noninterest expense.  Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average - low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)

-  17 -

6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment at March 31, 2020 and December 31, 2019:

March 31, 2020		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$12,568	$80,069	$94,957	$13,172	$2,563	$69,023	$272,352
Special mention	—	—	—	—	—	—	—
Substandard	132	713	83	—	—	3,627	4,555
Doubtful	—	—	53	—	—	—	53
Loss	—	—	—	—	—	—	—

	$12,700	$80,782	$95,093	$13,172	$2,563	$72,650	$276,960

Nonaccrual	$132	$713	$136	$—	$—	$3,107	$4,088
Troubled debt restructures	$40	$—	$—	$—	$—	$—	$40
Number of TDRs accounts	1	—	—	—	—	—	1
Non-performing TDRs	$40	$—	$—	$—	$—	$—	$40
Number of non-performing TDR accounts	1	—	—	—	—	—	1

December 31, 2019		Residential				Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Construction	Real Estate	Total

Pass	$11,939	$80,305	$102,261	$11,907	$3,317	$70,341	$280,070
Special mention	—	—	—	—	—	—	—
Substandard	137	728	44	—	—	3,680	4,589
Doubtful	—	—	79	—	—	—	79
Loss	—	—	—	—	—	—	—

	$12,076	$81,033	$102,384	$11,907	$3,317	$74,021	$284,738

Nonaccrual	$137	$728	$123	$—	$—	$3,139	$4,127
Troubled debt restructures	$41	$—	$—	$—	$—	$—	$41
Number of TDRs accounts	1	—	—	—	—	—	1
Non-performing TDRs	$41	$—	$—	$—	$—	$—	$41
Number of non-performing TDR accounts	1	—	—	—	—	—	1

NOTE 6 – FAIR VALUE

ASC Topic 820 provides a framework for measuring and disclosing fair value under GAAP.  ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial

-  18 -

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

Loans.  At March 31, 2020, these assets included 18 loans, excluding $0.3 million of residential real estate, consumer and indirect loans.  They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs.  Impaired loans totaled $4.3 million with $11,000 of specific reserves as of March 31, 2020.  Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans.  These loans totaled $4.3 million of the total impaired loans as of March 31, 2020.  On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers.  We obtain an appraisal on properties when they become impaired and have new appraisals at least every year.  Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property.  Therefore, the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property.  Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value.  Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances.  The remaining

-  19 -

impaired loans ($268,000 with $11,000 of specific reserves as of March 31, 2020) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
March 31, 2020
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$26,206	$—	$26,206
Agency mortgage-backed securities	—	29,312	—	29,312
Municipal securities	—	12,470	—	12,470
U.S. Government agency securities	—	1,682	—	1,682
U.S. Treasury securities	—	502	—	502
Interest rate swap	—	(1,034)	—	(1,034)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,597	4,597
OREO	—	705	—	705
	$—	$69,843	$4,600	$74,443
December 31, 2019
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$27,483	$—	$27,483
Agency mortgage-backed securities	—	27,837	—	27,837
Municipal securities	—	12,475	—	12,475
U.S. Government agency securities	—	3,191	—	3,191
U.S. Treasury securities	—	500	—	500
Interest rate swap	—	(336)	—	(336)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,638	4,638
OREO		705		705
	$—	$71,855	$4,641	$76,496

The estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are summarized below.  The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values.  Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

-  20 -

	March 31, 2020		December 31, 2019
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,658	$2,658	$2,420	$2,420
Interest-bearing deposits in other financial institutions	14,159	14,159	10,017	10,017
Federal funds sold	1,254	1,254	853	853
Investment securities available for sale	70,172	70,172	71,486	71,486
Investments in restricted stock	1,199	1,199	1,437	1,437
Ground rents	143	143	143	143
Loans, less allowance for credit losses	275,042	278,025	282,672	282,583
Accrued interest receivable	970	970	961	961
Cash value of life insurance	8,062	8,062	8,023	8,023

Financial liabilities:
Deposits	321,780	322,965	321,440	300,944
Short-term borrowings	20,000	20,060	25,000	25,386
Accrued interest payable	95	95	100	100
Unrecognized financial instruments:
Commitments to extend credit	30,127	30,127	26,297	26,297
Standby letters of credit	1,044	1,044	1,059	1,059

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
March 31, 2020	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$18,071	$18,071	$18,071	—	$—
Loans receivable, net	275,042	278,025	—	—	278,025
Cash value of life insurance	8,062	8,062	—	8,062	—
Financial instruments - Liabilities
Deposits	321,780	322,965	113,328	209,637	—
Short-term debt	20,000	20,060	—	20,060	—

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") as of the required effective dates.  The following accounting pronouncements should be read in conjunction with "Critical Accounting Policies" of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2019 Form 10-K.

ASU 2016‑02, “Leases (Topic 842).”  In February 2016, the FASB issued ASU No. 2016-02.  This guidance provides that lessees will be required to recognize the following for all operating leases (with the exception of short-term leases):  1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases.  The Company adopted the provisions of ASU No. 2016-02 on January 1, 2019 and elected several practical expedients made available by the FASB.  Specifically, the Company elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance.  In addition, the Company elected the package of practical expedients which among other things, requires no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases and the practical expedient which permits the Company to not separate non-lease components from lease components in determining the consideration in the lease agreement when the Company is a lessee and a lessor.  The Company identified the primary lease agreements in scope of this new guidance as those relating to branch premises.  As a result, the Company recognized a lease liability of $0.8 million and a related right-of-use asset of $0.8 million on its consolidated balance sheet on January 1, 2019.

ASU No. 2016‑13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.”  This update, commonly referred to as the current expected credit losses methodology (“CECL”), will change the accounting for credit losses on loans and debt securities.  Under the new guidance, the Company’s measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter.  This differs significantly from the “incurred loss” model previously required, but still permitted, under GAAP, which delays recognition until it is probable a loss has been incurred.  In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods.  At the FASB's October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.  Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 31, 2022.  The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies included in the FASB's Exposure Draft.  While the Company generally expects that the implementation of ASU 2016-13 will increase the allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements.

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

-  22 -

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

ASU No. 2018-13, “Fair Value Measurement (Topic 820).”  ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements.  Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.  ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted.  Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date.  As ASU No. 2018-13 only revises disclosure requirements, it did not have a material impact on the Company’s Consolidated Financial Statements.

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

-  23 -

ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” was issued in April 2019 by the FASB.  With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in ASU 2017-12 would not (1)  call into question the classification of other HTM securities, (2)  be required to actually designate any reclassified security in a last-of-layer hedge, or (3)  be restricted from selling any reclassified security.  As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities.  All Company securities were AFS at March 31, 2020.

ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326):  Targeted Transition Relief” was issued on May 15, 2019. The ASU amends the transition guidance in the new credit losses standard, ASC 326, Financial Instruments—Credit Losses.  The amendment provides entities with an option upon adoption of ASC 326-20, to irrevocably elect the fair value option for certain financial instruments that are both:  (a)  within the scope of ASC 326-20 (the current expected credit loss or “CECL” model) and (b)  eligible for the fair value option in ASC 825-10, Financial Instruments—Overall.  This election should be applied on an instrument-by-instrument basis for eligible financial assets.  The fair value option election is not applicable to debt securities classified as available for sale or held to maturity.  In addition, the amendment does not provide the option to discontinue or “unelect” the fair value option on instruments when an entity previously elected to apply it.  If the fair value option is elected, an entity would recognize the difference between the carrying amount and the fair value of the financial instrument as part of the cumulative effect adjustment associated with the adoption of ASC 326.  Subsequently, the financial instrument would be measured at fair value with changes in fair value reported in current earnings.  The updated guidance is effective for interim and annual reporting periods beginning after December 31, 2022, with early adoption permitted.  The Company is continuing to evaluate the extent of the potential impact upon adoption to the Company’s financial statements in January of 2023.

ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740).”  Was issued in December 2019.  The amendments in this Update are meant to simplify the accounting for income taxes by removing certain exceptions to GAAP.  The amendments also improve consistent application of and simplify GAAP by modifying and/or revising the accounting for certain income tax transactions and by clarifying certain existing codification.  The amendments in the update are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2020.  The Company is currently assessing the impact of adoption of this guidance, but does not expect the update to have a material impact upon its financial position and results of operations.

ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a Consensus of the Emerging Issues Task Force).”  The ASU clarifies the interaction between ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments.  ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs.  ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method.  In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise.  The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted, and the amendments are to be applied prospectively.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

-  24 -

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

Other Noninterest Income.  Other noninterest income consists of:  fees, exchange, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams.  Fees and other service charges are primarily comprised of debit card income, ATM fees, merchant services income, and other service charges.  Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks.  ATM fees are primarily generated when a Company cardholder uses a non-Company ATM.  Merchant services income mainly represents fees charged to merchants to process their debit card transactions, in addition to account management fees.  Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services.  The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.  Payment is typically received immediately or in the following month.  Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment.

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

-  25 -

cause the Company’s actual results for future periods to differ materially from those anticipated or projected.  While it is impossible to identify all such factors, such factors include, but are not limited to, those factors identified in the Company’s periodic reports filed with the Securities and Exchange Commission, including its most recent Annual Report on Form 10‑K.    Please refer to Part II, Item 5, “Other Information”, for a discussion of the impact of the COVID-19 pandemic on the Company.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland.  The Bank’s loan portfolio net of deferred fees and costs decreased by $7.7 million or 2.73% in the first three months of 2020.  The Company has strong liquidity and capital positions that provide ample capacity for future growth, along with the Bank’s total regulatory capital to risk weighted assets of 13.33% at March 31, 2020, compared to 13.46% for the same period of 2019.

Return on average assets for the three-month period ended March 31, 2020  was 0.28% compared to 0.14% for the three-month period ended March 31, 2019.  Return on average equity for the three-month period ended March 31, 2020 was 2.98% compared to 1.59% for the three-month period ended March 31, 2019.  Lower provision for loan losses offset by lower net interest income and higher income tax expense primarily drove higher returns for the three-month period ended March 31, 2020, when compared to the same period in 2019.

The book value per share of Bancorp’s common stock was $12.67 at March 31, 2020, compared to $12.23 per share at March 31, 2019.

At March 31, 2020, the Bank remained above all “well-capitalized” regulatory requirement levels.  The Bank’s estimated tier 1 risk-based capital ratio was 12.63% at March 31, 2020,  compared to 12.47% at December 31, 2019.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income available to common stockholders for the three-month period ended March 31, 2020 was $268,000, or $0.09 per basic and diluted common share compared to $135,000, or $0.05 per basic and diluted common share for the same period of 2019.  The results recorded for the three-month period ending March 31, 2020 were higher than the same period of 2019 resulting primarily from $253,000 reduction in the provision for loan losses driven primarily by lower net charge offs, offset by a $91,000 reduction in net interest income and a $39,000 increase in income tax expense.

Net Interest Income.   The Company’s net interest income for the three-month period ended March 31, 2020 was $3.0 million, compared to $3.1 million  for the same period in 2019, a decrease of $91,000, or 2.90%.

Total interest income for the first quarter 2020 decreased $210,000, or 5.65% when compared to the same period in 2019, from $3.7 million in 2019 to $3.5 million in 2020.  The primary driver of the decrease was a decrease of $118,000 in interest and fees on loans due to lower average loan balances, a $19,000 decrease in interest and dividends on investment securities due to lower yields, a $73,000 decrease in interest on deposits with banks and federal funds sold.

Interest expense for the first quarter 2020 decreased $119,000 from $570,000 for the same period in 2019 to $451,000 in 2020,  a decrease of 20.88%.  The primary driver for the decrease was a $17.0 million decrease in the average balance of borrowed funds.

-  26 -

Net interest margin for the three-month period ended March 31, 2020 was 3.34% compared to 3.30% for the three-month period ended March 31, 2019.  The increase was primarily due to lower average balances and yields on interest-earning assets and lower cost of funds on interest-bearing liabilities.  The yield on interest earning assets decreased by 0.07% from 3.90% for the three-month period ended March 31, 2019 to 3.83% for the same period of 2019 primarily due to a decrease in investment securities.  The cost of funds decreased 0.10% from 0.63% for the three-month period ended March 31, 2019 to 0.53% for the same period of 2020 due to a decrease in average balance of borrowed funds in 2020 compared to 2019.

-  27 -

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31,
	2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$12,502	$34	1.08%	$14,081	$80	2.29%
Investment securities available for sale	70,779	381	2.15	69,939	400	2.29
Restricted equity securities	1,378	13	3.88	2,118	40	7.73
Total interest bearing deposits/investments	84,659	428	2.03	86,138	520	2.45

Loans:
Commercial & industrial	12,741	183	5.77	14,673	225	6.23
Commercial real estate	71,590	909	5.09	70,310	892	5.14
Residential real estate	82,992	912	4.40	82,172	919	4.48
Indirect automobile	98,888	797	3.22	117,137	874	2.98
Construction	2,842	55	7.74	2,399	50	8.42
Consumer & other	12,282	215	7.00	12,815	229	7.25
Total loans	281,335	3,071	4.38	299,506	3,189	4.32
Total interest-earning assets	365,994	3,499	3.83	385,644	3,709	3.90

Cash	2,325			2,433
Allowance for loan losses	(2,026)			(2,577)
Market valuation	603			(1,829)
Other assets	16,054			16,393
Total non-earning assets	16,956			14,420
Total assets	$382,950			$400,064

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$112,617	16	0.06%	$112,402	16	0.06%
Money market	18,189	2	0.05	19,261	2	0.05
Certificates of deposit	80,273	307	1.54	89,883	314	1.42
Total interest-bearing deposits	211,079	325	0.62	221,546	332	0.61

Borrowed Funds:
Federal Funds Purchased	1	—	—	538	4	3.35
FHLB advances	23,692	126	2.13	40,643	234	2.33
Total borrowed funds	23,693	126	2.13	41,181	238	2.34
Total interest-bearing liabilities	234,772	451	0.77	262,727	570	0.88

Non-interest-bearing deposits	109,527			101,736
Total cost of funds	344,299	451	0.53	364,463	570	0.63

Other liabilities and accrued expenses	2,488			1,255
Total liabilities	346,787			365,718

Stockholder's equity	36,163			34,346
Total liabilities and equity	$382,950			$400,064
Net interest income		$3,048			$3,139
Yield on earning assets			3.83%			3.90%
Cost of interest-bearing liabilities			0.77%			0.88%
Net interest spread			3.06%			3.02%
Net interest margin			3.34%			3.30%

-  28 -

Provision for Credit Losses.  The Company recognized provisions for credit losses in the amount of negative $80,000 and positive $173,000 for the three-month period ending March 31, 2020 and 2019, respectively.  The decrease in provision for credit losses in the 2020 period was primarily the result of loan runoff and lower net charge offs.  As of March 31, 2020, the allowance for credit losses represented 0.69% of total loans compared to 0.87% at March 31, 2019 and is consistent with our improved credit quality.

Noninterest Income.  Noninterest income decreased to $255,000 for the three-month period ended March 31, 2020, from $282,000 for the corresponding period in 2019, a decrease of $27,000, or 9.63%.  The decrease was primarily due to a decrease in other fees and commissions.

Noninterest Expenses.   Noninterest expenses for the three-month period ended March 31, 2020 and 2019 were $3.0 million and $3.1 million, respectively, a decrease of $37,000 or 1.20%.  The decrease was driven by decreases in salary and employee benefits cost, telephone costs, and other expenses, offset by increases in occupancy and equipment expenses including investments in technology and infrastructure improvements, legal, accounting and other professional fees, data processing and item processing services, and loan collection costs.

Income Taxes.   During the three-month period ended March 31, 2020, the Company recorded income tax expense of $75,000 compared to $36,000 for the same period in 2019, a $39,000, or 108.71%, increase.  The Company’s annualized effective tax rate at March 31, 2020 was 22.83% compared to 19.40% for the prior year.  The increase in income tax expense and the annualized effective tax rate for the three-month period was due to higher income before taxes at March 31, 2020 compared to March 31, 2019 and the sale of tax-exempt municipal securities in the first quarter of 2019.

Comprehensive Income (Loss).  In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements.  Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts.  For the first quarter of 2020, comprehensive income, net of tax, totaled $428,000 compared to comprehensive income of $650,000 for the same period in 2019.  The decrease was due to higher net unrealized losses on interest rate swaps, offset by net unrealized gains on available for sale securities.

FINANCIAL CONDITION

General.  The Company’s assets decreased to $380.5 million at March 31, 2020 from $384.9 million at December 31, 2019, a decrease of $4.4 million or 1.15%, primarily due to the net decreases in the loan portfolio and investment securities available for sale, offset by an increase in cash and cash equivalents.  Loans totaled $275.0 million at March 31, 2020, a decrease of $7.7 million, or 2.70%, from $282.7 million at December 31, 2019.  The decrease was primarily attributable to decreases in residential real estate, indirect, construction and commercial real estate loans, offset by increases in consumer and commercial loans.  Investment securities available for sale as of March 31, 2020, totaled $70.2 million, a  decrease of $1.3 million, or 1.84% from $71.5 million at December 31, 2019.  The decrease resulted primarily from principle and interest payments received in the quarter.  Cash and cash equivalents as of March 31, 2020, totaled $18.1 million, an increase of $4.8 million, or 35.97% from $13.3 million at December 31, 2019.

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

-  29 -

At March 31, 2020, impaired loans totaled $4.6 million.  Included in the impaired loans total were $4.1 million in loans classified as nonaccrual loans.  At March 31, 2020, troubled debt restructurings included in impaired loans totaled $40,000.  Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans	$4,088	$4,127
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	19	21

Total nonperforming loans	4,107	4,148

Real estate acquired through foreclosure	705	705

Total nonperforming assets	$4,812	$4,853

Nonperforming assets to total assets	1.26%	1.26%

Deposits as of March 31, 2020 totaled $321.8 million, an increase of $0.4 million, or 0.11% from  $321.4 million at December 31, 2019.   Demand deposits as of March 31, 2020 totaled $113.3 million, an increase of $6.1 million, or 5.70% from $107.2 million at December 31, 2019.   Interest-bearing checking accounts as of March 31, 2020 totaled $28.7 million, a decrease of $3.5 million, or 10.81% from $32.2 million at December 31, 2019.   Savings accounts as of March 31, 2020 totaled $84.3 million, an increase of $1.5 million, or 1.80%, from $82.8 million at December 31, 2019.  Money market accounts as of March 31, 2020 totaled $17.6 million, an increase of $0.3 million, or 1.93%, from $17.3 million at December 31, 2019.    Time deposits under $100,000 totaled $45.7 million on March 31, 2020,  a  $1.6 million or a 3.43% decrease from $47.3 million at December 31, 2019.  Time deposits over $100,000 totaled $32.2 million on March 31, 2020,  a decrease of $2.5 million, or 7.18% from $34.7 million at December 31, 2019.

Deposits for the three months ended March 31, 2020 and the year ended December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019		2019 vs 2018
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$113,264	35.2%	$107,158	33.3%	$6,106	5.7%

Interest-bearing deposits:
Checking	28,695	8.9%	32,171	10.0%	(3,476)	(10.8)%
Savings	84,337	26.2%	82,845	25.8%	1,492	1.8%
Money market	17,586	5.5%	17,253	5.4%	333	1.9%
Total interest-bearing checking, savings and money market deposits	130,618	40.6%	132,269	41.2%	(1,651)	(1.2)%

Time deposits under $100,000	45,656	14.2%	47,277	14.7%	(1,621)	(3.4)%
Time deposits of $100,00 or more	32,242	10.0%	34,736	10.8%	(2,494)	(7.2)%
Total time deposits	77,898	24.2%	82,013	25.5%	(4,115)	(5.0)%

Total interest-bearing deposits	208,516	64.8%	214,282	66.7%	(5,766)	(2.7)%

Total Deposits	$321,780	100.0%	$321,440	100.0%	$340	0.1%

-  30 -

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

Future minimum payments of the Bank’s operating leases as of March 31, 2020 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2020	$142
2021	183
2022	150
2023	153
2024	158
Total	$785

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

For the three months ended March 31, 2020, the Bank accrued $70,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

-  31 -

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

At March 31, 2020, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position.  Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(4)%	(3)%	(3)%	(4)%
March 31, 2020	(4)%	(3)%	6%	12%
March 31, 2019	(12)%	(5)%	5%	10%

-  32 -

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2020.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total
	(dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$2,658
Federal funds and overnight deposits	15,413	—	—	—	15,413
Securities	—	2,390	623	67,159	70,172
Loans	864	1,402	82,134	190,642	275,042
Fixed assets	—	—	—	—	3,900
Other assets	—	—	—	—	13,315
Total assets	$16,277	$3,792	$82,757	$257,801	$380,500

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$113,264
NOW accounts	28,695	—	—	—	28,695
Money market deposit accounts	17,586	—	—	—	17,586
Savings accounts	84,337	—	—	—	84,337
IRA accounts	4,649	7,004	12,547	—	24,200
Certificates of deposit	10,780	22,866	20,051	—	53,697
Long-term borrowings	—	—	—	—	—
Short-term borrowings	20,000	—	—	—	20,000
Other liabilities	—	—	—	—	2,864
Stockholders’ equity:	—	—	—	—	35,857
Total liabilities and stockholders' equity	$166,047	$29,870	$32,598	$—	$380,500

GAP	$(149,770)	$(26,078)	$50,159	$257,801
Cumulative GAP	$(149,770)	$(175,848)	$(125,689)	$132,111
Cumulative GAP as a % of total assets	(39.36)%	(46.22)%	(33.03)%	34.72%

As shown above, measures of net interest income at risk were more favorable at March 31, 2020 than at March 31, 2019 over a 12-month modeling period.  All measures remained within prescribed policy limits in the up and down interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.  The primary contributor to the more favorable position was the more asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2020	14%	(4)%	42%	74%
March 31, 2019	(7)%	(3)%	23%	41%

-  33 -

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds.  The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time.  The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.  The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2020, totaled $18.1 million, an increase of $4.8 million, or 35.97% from the $13.3 million at December 31, 2019.

As of March 31, 2020, the Bank was permitted to draw on a $96.2 million line of credit from the FHLB of Atlanta.  Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans.  At December 31, 2019, there were  $25.0 million in short-term borrowings from FHLB and as of March 31, 2020, there were $20.0 million in short-term borrowings outstanding.  The decrease in FHLB short-term borrowings resulted from an increase in cash and cash equivalents resulting from the decrease in loan balances. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding, and a secured Discount Window line of credit at the Federal Reserve Bank in the amount of $10.5 million, of which $0 was outstanding as of March 31, 2020.

The Company’s stockholders’ equity increased $177,000, or 0.50% during the three-month period ended March 31, 2020,  primarily due to a decrease in accumulated other comprehensive loss, net of taxes (“AOCI”) associated with net unrealized gains in the available for sale investment portfolio, stock issuances under the dividend reinvestment program, and increases in retained earnings and unrealized losses on interest rate swap contracts.   The Company’s AOCI increased by $160,000 from a loss of $209,000 at December 31, 2019 to a loss of $49,000 at March 31, 2020, resulting from higher unrealized losses on interest rate swaps, and higher unrealized gains on the available for sale bond portfolio.   Retained earnings decreased by $15,000, or 0.07% as the result of dividends paid on common stock, offset by the Company’s net income for the three-month period ended March 31, 2020.

-  34 -

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

The regulations impose two sets of capital adequacy requirements:  minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.  At March 31, 2020, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.34%, a Tier 1 risk-based capital ratio of 12.63%, a common equity Tier 1 risk-based capital ratio of 12.63%, and a total risk-based capital ratio of 13.33%.  The Company’s capital amounts and ratios at March 31, 2020 and December 31, 2019 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1	$35,730	12.63%	$12,726	4.50%	$18,382	6.50%
Total capital	$37,698	13.33%	$22,624	8.00%	$28,280	10.00%
Tier 1 capital	$35,730	12.63%	$16,968	6.00%	$22,624	8.00%
Tier 1 leverage	$35,730	9.34%	$15,309	4.00%	$19,137	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Common equity tier 1	$35,693	12.47%	$12,878	4.50%	$18,602	6.50%
Total capital	$37,797	13.21%	$22,895	8.00%	$28,619	10.00%
Tier 1 capital	$35,693	12.47%	$17,171	6.00%	$22,895	8.00%
Tier 1 leverage	$35,693	9.26%	$15,414	4.00%	$19,268	5.00%

-  35 -

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10‑K for the fiscal year ended December 31, 2019 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the financial statements.  The Company reevaluates these variables as facts and circumstances change.  Historically, actual results have not differed significantly from the Company’s estimates.  The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” and, as such, disclosure pursuant to this Item 3 is not required.

-  36 -

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic.  The COVID-19 pandemic has negatively impacted the global economy and the markets in which the Company operates.  The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future country and state restrictions regarding virus containment.  An extended period of global supply chain, workforce availability and economic disruption could materially affect the Company’s business, the results of operations, and financial condition.  While this business disruption is expected to be temporary, the current circumstances change from one day to the next and the impacts of COVID-19 on the Company’s business operations, including the duration, its impact on assets, liabilities and net income, cannot be reasonably estimated at this time.  Subsequent to the period covered by this Report, at the request of borrowers facing financial difficulties, the Bank modified and deferred payment on 225 loans totaling approximately $39.8 million in principal and approximately $598,800 in principal and interest payments.  The Company anticipates that the COVID-19 pandemic will have a material impact on the Company’s business, results of operations, financial position and cash flows in the second quarter of 2020, and this impact may continue into the third quarter or beyond.

The Company has business continuity plans that cover a variety of potential impacts to business operations.  These plans are periodically reviewed and tested and have been designed to protect the ongoing viability of bank operations in the event of a disruption such as a pandemic.  In the beginning of March 2020 the Bank began implementing social

-  37 -

distancing protocols.  Following recommendations from the Centers for Disease Control and Prevention and the State of Maryland, the Company implemented enhanced cleaning of bank facilities and provided guidance to employees and customers on best practices to minimize the spread of the virus.  The Company modified delivery channels with a shift to drive thru only service at the banking offices, supplemented by appointments for service in the office lobbies.  The Company also encouraged the use of online and mobile channels.

Approximately 30% of employees began working remotely from home as the Company has enhanced its remote work capabilities by providing additional laptops and various audio and video meeting technologies  Those employees that still report to their respective offices and branches have been assigned work spaces that align with the six feet social distancing guidance, as well as wear protective face masks.

In response to the COVID-19 pandemic, Congress created, and on March 27, 2020 the President signed into law, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  Included in the CARES Act was the creation of the Paycheck Protection Program (“PPP”) pursuant to which Small Business Administration (“SBA”) eligible lenders provide low-interest, SBA guaranteed loans to borrowers who meet the requirements of the PPP so that the borrowers can keep their workers on the payroll.  To bolster the effectiveness of the PPP, the Federal Reserve System has supplied liquidity to participating financial institutions, including the Bank, through term financing backed by PPP loans to small businesses.  The Paycheck Protection Program Liquidity Facility (the “PPPL Facility”) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value.  To support the use of the PPPL Facility, the banking regulatory agencies are allowing banking organizations to exclude loans pledged as collateral to the PPPL Facility from a banking organization's total leverage exposure, average total consolidated assets, advanced approaches total risk-weighted assets, and standardized total risk-weighted assets, as applicable.  The Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and Office of the Comptroller of the Currency issued an interim final rule on April 7, 2020, that allows banking organizations to neutralize the regulatory capital effects of participating in the PPPL Facility.  In addition, loans made under the PPP receive a zero percent risk weight under the agencies' regulatory capital rules regardless of whether they are pledged as collateral to the PPPL Facility.  However, such loans will be included in a banking organization's leverage ratio requirement unless they are pledged as collateral to the PPPL Facility.  The Bank is actively working with existing customers to provide PPP loans, and between April 3, 2020 and May 13, 2020 the Bank approved, and obtained SBA approval, for 129 loan requests totaling approximately $17.0 million under the PPP.

The Company is highly focused on navigating the current challenges brought on by the COVID-19 pandemic.  While it is expected to see an adverse impact to earnings in the near term, the Company is confident in its leadership, solid balance sheet and strong risk management to manage it through this time.

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

GLEN BURNIE BANCORP
(Registrant)

Date: May 15, 2020	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer

-  40 -