Form 10-Q
period 2020-06-30
GLEN BURNIE BANCORP
filed 2020-08-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ⌧  No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated Filer	⌧	Smaller Reporting Company	⌧
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	GLBZ	The Nasdaq Stock Market LLC

The number of shares of the registrant’s common stock outstanding as of August 4, 2020 was 2,838,357.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,387	$2,420
Interest-bearing deposits in other financial institutions	32,592	10,870
Cash and Cash Equivalents	34,979	13,290

Investment securities available for sale, at fair value	84,534	71,486
Restricted equity securities, at cost	1,199	1,437

Loans, net of deferred fees and costs	284,963	284,738
Less: Allowance for loan losses	(2,392)	(2,066)
Loans, net	282,571	282,672

Real estate acquired through foreclosure	705	705
Premises and equipment, net	3,904	3,761
Bank owned life insurance	8,101	8,023
Deferred tax assets, net	476	672
Accrued interest receivable	1,226	961
Accrued taxes receivable	—	1,221
Prepaid expenses	329	406
Other assets	176	308
Total Assets	$418,200	$384,942

LIABILITIES
Noninterest-bearing deposits	$127,621	$107,158
Interest-bearing deposits	214,316	214,282
Total Deposits	341,937	321,440

Short-term borrowings	37,367	25,000
Defined pension liability	294	317
Accrued Taxes Payable	1	—
Accrued expenses and other liabilities	2,734	2,505
Total Liabilities	382,333	349,262

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,834,325 and 2,827,473 shares as of June 30, 2020 and December 31, 2019, respectively.	2,834	2,827
Additional paid-in capital	10,582	10,525
Retained earnings	22,145	22,537
Accumulated other comprehensive gain (loss)	306	(209)
Total Stockholders' Equity	35,867	35,680

Total Liabilities and Stockholders' Equity	$418,200	$384,942

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$2,980	$3,176	$6,051	$6,366
Interest and dividends on securities	317	336	698	736
Interest on deposits with banks and federal funds sold	39	62	86	182
Total Interest Income	3,336	3,574	6,835	7,284

INTEREST EXPENSE
Interest on deposits	289	333	614	665
Interest on short-term borrowings	109	117	235	355
Total Interest Expense	398	450	849	1,020

Net Interest Income	2,938	3,124	5,986	6,264

Provision for loan losses	487	30	407	204
Net interest income after provision for loan losses	2,451	3,094	5,579	6,060

NONINTEREST INCOME
Service charges on deposit accounts	38	64	94	124
Other fees and commissions	151	177	311	356
Gain on securities sold	—	—	1	3
Income on life insurance	39	41	78	81
Total Noninterest Income	228	282	484	564

NONINTEREST EXPENSE
Salary and benefits	1,597	1,685	3,302	3,455
Occupancy and equipment expenses	295	386	626	700
Legal, accounting and other professional fees	252	304	504	535
Data processing and item processing services	184	44	417	219
FDIC insurance costs	48	60	99	116
Advertising and marketing related expenses	19	25	44	52
Loan collection costs	21	26	88	40
Telephone costs	43	55	90	121
Other expenses	348	405	676	829
Total Noninterest Expenses	2,807	2,990	5,846	6,067

(Loss) Income before income taxes	(128)	386	217	557

Income tax (benefit) expense	(32)	67	43	103

NET (LOSS) INCOME	$(96)	$319	$174	$454

Basic and diluted net (loss) income per share of common stock	$(0.03)	$0.11	$0.06	$0.16

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net (loss) income	$(96)	$319	$174	$454

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain on securities during the period	568	899	1,485	1,831
Income tax expense relating to item above	(156)	(247)	(408)	(503)
Reclassification adjustment for gain on sales of securities included in net income	—	—	(1)	(2)
Net effect on other comprehensive income	412	652	1,076	1,326

Net unrealized (loss) gain on interest rate swap:
Net unrealized loss on interest rate swap during the period	(78)	(398)	(774)	(619)
Income tax benefit relating to item above	21	109	213	171
Net effect on other comprehensive income	(57)	(289)	(561)	(448)

Other comprehensive income	355	363	515	878

Comprehensive income	$259	$682	$689	$1,332

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2018	$2,814	$10,401	$22,066	$(1,230)	$34,051

Net income	—	—	454	—	454
Cash dividends, $0.20 per share	—	—	(563)	—	(563)
Dividends reinvested under
dividend reinvestment plan	7	63	—	—	70
Other comprehensive loss	—	—	—	878	878

Balance, June 30, 2019	$2,821	$10,464	$21,957	$(352)	$34,890

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Gain	Total

Balance, December 31, 2019	$2,827	$10,525	$22,537	$(209)	$35,680

Net income	—	—	174	—	174
Cash dividends, $0.20 per share	—	—	(566)	—	(566)
Dividends reinvested under
dividend reinvestment plan	7	57	—	—	64
Other comprehensive income	—	—	—	515	515

Balance, June 30, 2020	$2,834	$10,582	$22,145	$306	$35,867

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$174	$454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	301	550
Provision for loan losses	407	204
Decrease in cash surrender value of bank owned life insurance	(78)	(81)
Decrease (increase) in ground rents	3	(3)
(Increase) decrease in accrued interest receivable	(265)	206
Net decrease (increase) in other assets	206	(338)
Net increase in accrued expenses and other liabilities	704	177

Net cash provided by operating activities	1,452	1,169

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	8,230	25,125
Purchases of investment securities available for sale	(19,900)	(3,255)
Net sales of Federal Home Loan Bank stock	238	1,254
Net (increase) decrease in loans	(305)	7,596
Purchases of premises and equipment	(388)	(137)

Net cash (used in) provided by investing activities	(12,125)	30,583

Cash flows from financing activities:
Net increase (decrease) in deposits	20,497	(2,275)
Increase (decrease) in short term borrowings	12,367	(35,000)
Cash dividends paid	(566)	(563)
Common stock dividends reinvested	64	70

Net cash provided by (used in) financing activities	32,362	(37,768)

Net increase in cash and cash equivalents	21,689	(6,016)

Cash and cash equivalents at beginning of year	13,290	15,954

Cash and cash equivalents at end of year	$34,979	$9,938

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$890	$1,048
Net income taxes (refunded) paid	(1,176)	120
Net decrease in unrealized depreciation on available for sale securities	1,485	1,831
Net increase in unrealized appreciation on swaps	(774)	(619)

See accompanying notes to unaudited consolidated financial statements.

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2020 and December 31, 2019, the results of operations for the three- and six-month period ended June 30, 2020 and 2019, and the statements of cash flows for the six-month period ended June 30, 2020 and 2019. The operating results for the three-and six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or any future interim period. The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020. The unaudited consolidated financial statements for June 30, 2020 and 2019, the consolidated balance sheet at December 31, 2019, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic and diluted earnings per share:
Net (loss) income	$(94,592)	$319,275	$173,793	$454,300
Weighted average common shares outstanding	2,832,974	2,819,994	2,831,174	2,818,266
Basic and dilutive net (loss) income per share	$(0.03)	$0.11	$0.06	$0.16

Diluted earnings per share calculations were not required for the three- and six-month period ended June 30, 2020 and 2019, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at June 30, 2020 or December 31, 2019. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at June 30, 2020 or December 31, 2019.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at June 30, 2020 and December 31, 2019:

	At June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$27,193	$354	$(36)	$27,511
Agency mortgage-backed securities	31,780	887	(12)	32,655
Municipal securities	12,210	357	(9)	12,558
U.S. Government agency securities	11,816	13	(19)	11,810

Total securities available for sale	$82,999	$1,611	$(76)	$84,534

	At December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$27,618	$52	$(187)	$27,483
Agency mortgage-backed securities	27,823	149	(135)	27,837
Municipal securities	12,301	191	(17)	12,475
U.S. Government agency securities	3,195	1	(5)	3,191
U.S. Treasury securities	500	—	—	500

Total securities available for sale	$71,437	$393	$(344)	$71,486

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019 are as follows:

June 30, 2020	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$3,811	$(9)	$1,337	$(27)	$5,148	$(36)
Agency mortgage-backed securities	965	(4)	300	(8)	1,265	(12)
Municipal securities	856	(6)	546	(3)	1,402	(9)
U.S. Government agency securities	4,703	(19)	—	—	4,703	(19)
	$10,335	$(38)	$2,183	$(38)	$12,518	$(76)

December 31, 2019	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$11,792	$(65)	$7,330	$(122)	$19,122	$(187)
Agency mortgage-backed securities	4,577	(20)	10,918	(115)	15,495	(135)
Municipal securities	1,806	(7)	864	(10)	2,670	(17)
U.S. Government agency securities	591	(5)	—	—	591	(5)
	$18,766	$(97)	$19,112	$(247)	$37,878	$(344)

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

At June 30, 2020, the Company recorded unrealized losses in its portfolio of debt securities totaling $76,000 related to 25 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

At December 31, 2019, the Company recorded unrealized losses in its portfolio of debt securities totaling $344,000 related to 97 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Shown below are contractual maturities of debt securities at June 30, 2020. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2020

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$1,871	$1,877	1.79%
Over one to five years	1,593	1,631	2.36%
Over five to ten years	15,727	15,858	1.45%
Over ten years	63,808	65,168	1.79%
Total debt securities	$82,999	$84,534

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

	June 30,		December 31,
	2020		2019
(dollars in thousands)	Amount	%	Amount	%
Consumer	$12,221	4	$12,076	4
Residential real estate	83,089	29	81,033	28
Indirect	87,168	31	102,384	36
Commercial	11,809	4	11,907	4
Commercial SBA PPP	17,367	6	—	0
Construction	2,928	1	3,317	1
Commercial real estate	70,381	25	74,021	27
Loans, net of deferred fees and costs	284,963	100	284,738	100
Less: Allowance for loan losses	(2,392)		(2,066)
Loans, net	$282,571		$282,672

The Bank’s net loans totaled $282.6 million at June 30, 2020, compared to $282.7 million at December 31, 2019, a decrease of $101,000, or 0.04%. Consumer loans increased from $12.1 million at December 31, 2019 to $12.2 million at June 30, 2020, an increase of $145,000, or 1.20%. Residential real estate loans increased by $2.1 million, or 2.54%, from $81.0 million at December 31, 2019 to $83.1 million at June 30, 2020. Indirect loans decreased from $102.4 million at December 31, 2019 to $87.2 million at June 30, 2020, a decrease of $15.2 million, or 14.86%. Commercial loans decreased $98,000, or 0.82%, to $11.8 million at June 30, 2020, compared to $11.9 million at December 31, 2019. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $17.4 million at June 30, 2020. This new loan type is discussed in “Item 5. Other Information.” Construction loans decreased by $389,000, or 11.72% to $2.9 million at June 30, 2020, compared to $3.3 million at December 31, 2019. Commercial real estate loans decreased from $74.0 million at December 31, 2019 to $70.4 million at June 30, 2020, a decrease of $3.6 million or 4.92%.

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

For purposes of determining the allowance for loan losses, the Bank segments the loan portfolio into the following classifications:

●	Consumer
●	Residential Real Estate
●	Indirect
●	Commercial
●	Commercial SBA PPP
●	Construction
●	Commercial Real Estate

Each of these segments are reviewed and analyzed quarterly using the average historical charge-offs over a forty-eight to sixty month period for their respective segments as well as the following qualitative factors:

●	Changes in asset quality metrics including past due loans (30 - 89 days), nonaccrual loans, classified assets, watch list loans all in relation to total loans. Also policy exceptions in relationship to loan volume.
●	Changes in the rate and direction of the loan volume by portfolio segment.
●	Concentration of credit including the concentration percentages, changes in concentration and concentrations relative to goals.
●	Changes in macro-economic factors including the rates and direction of unemployment, median income and population.
●	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes, and weighted required reserve trends.
●	Changes in rate and direction of charge offs and recoveries.

Transactions in the allowance for loan losses for the three months ended June 30, 2020 and the year ended December 31, 2019 were as follows:

June 30, 2020		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Balance, beginning of year	$122	$589	$917	$38	$—	$11	$389	$2,066
Charge-offs	—	—	(171)	—	—	—	—	(171)
Recoveries	8	9	53	20	—	—	—	90
Provision for loan losses	21	155	84	47	—	5	95	407

Balance, end of quarter	$151	$753	$883	$105	$—	$16	$484	$2,392

Individually evaluated for impairment:
Balance in allowance	$11	$—	$—	$—	$—	$—	$—	$11
Related loan balance	40	535	—	—	—	—	3,570	4,145

Collectively evaluated for impairment:
Balance in allowance	$140	$753	$883	$105	$—	$16	$484	$2,381
Related loan balance	12,181	82,554	87,168	11,809	17,367	2,928	66,811	280,818

December 31, 2019		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Balance, beginning of year	$161	$864	$988	$241	$—	$4	$283	$2,541
Charge-offs	(69)	(16)	(504)	(27)	—	—	—	(616)
Recoveries	16	5	225	10	—	—	—	256
Provision for loan losses	14	(264)	208	(186)	—	7	106	(115)

Balance, end of year	$122	$589	$917	$38	$—	$11	$389	$2,066

Individually evaluated for impairment:
Balance in allowance	$15	$—	$—	$—	$—	$—	$—	$15
Related loan balance	86	631	—	—	—	—	3,680	4,397

Collectively evaluated for impairment:
Balance in allowance	$107	$589	$917	$38	$—	$11	$389	$2,051
Related loan balance	11,990	80,402	102,384	11,907	—	3,317	70,341	280,341

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	June 30,	June 30,
(dollars in thousands)	2020	2019
Average loans	$284,168	$295,425
Net charge offs to average loans (annualized)	0.02%	0.24%

During the six-month period ended June 30, 2020, loans to 20 borrowers and related entities totaling approximately $171,000 were determined to be uncollectible and were charged off. During the six-month period ending June 30, 2019, loans to 39 borrowers and related entities totaling approximately $435,000 were determined to be uncollectible and were charged off.

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

As of June 30, 2020, and 2019, the Bank had outstanding commitments totaling $31.8 million and $25.3 million, respectively. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended
	Ended June 30,
(dollars in thousands)	2020	2019
Beginning balance	$37	$35
Reduction of unfunded reserve	—	(23)
Provisions charged to operations	60	—

Ending balance	$97	$12

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2020.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2020			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$12,069	$66	$—	$86	$12,221
Residential Real Estate	81,244	1,196	18	631	83,089
Indirect	86,549	467	—	152	87,168
Commercial	11,809	—	—	—	11,809
Commercial SBA PPP	17,367	—	—	—	17,367
Construction	2,928	—	—	—	2,928
Commercial Real Estate	65,900	1,409	—	3,072	70,381

	$277,866	$3,138	$18	$3,941	$284,963

At December 31, 2019			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$11,865	$74	$—	$137	$12,076
Residential Real Estate	80,192	92	21	728	81,033
Indirect	101,605	656	—	123	102,384
Commercial	11,907	—	—	—	11,907
Commercial SBA PPP	—	—	—	—	—
Construction	3,317	—	—	—	3,317
Commercial Real Estate	70,882	—	—	3,139	74,021

	$279,768	$822	$21	$4,127	$284,738

The balances in the above charts have not been reduced by the allowance for loan loss. For the period ending June 30, 2020, the allowance for loan loss is $2.4 million. For the period ending December 31, 2019, the allowance for loan loss is $2.1 million.

At June 30, 2020, there was $484,000 in loans outstanding that were in an accrual status, but known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms. Such loans consist of loans which were not 90 days or more past due but where the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. The one loan outstanding, totaling $484,000 was as follows: $484,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant.

Non-accrual loans with specific reserves at June 30, 2020 are comprised of:

Consumer loans – One loan to one borrower that totaled $39,711 with specific reserves of $10,808 established for the loan, which was also a Troubled Debt Restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2020 and December 31, 2019.

June 30, 2020		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$40	$40	$1	$11	$50
Total impaired loans with specific reserves	40	40	1	11	50

Impaired loans with no specific reserve:
Consumer	$45	$45	$2	$ n/a	$67
Residential Real Estate	630	768	2	n/a	1,826
Indirect	153	153	4	n/a	194
Commercial Real Estate	3,570	3,570	61	n/a	3,737
Total impaired loans with no specific reserve	$4,398	$4,536	$69	—	$5,824

December 31, 2019		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$26	$41	$2	$15	$50
Total impaired loans with specific reserves	$26	$41	$2	$15	$50

Impaired loans with no specific reserve:
Consumer	$96	$96	$8	n/a	$122
Residential Real Estate	728	1,497	14	n/a	1,928
Indirect	123	123	6	n/a	—
Commercial Real Estate	3,680	3,680	81	n/a	3,845
Total impaired loans with no specific reserve	$4,627	$5,396	$109	—	$5,895

	June 30,	December 31,
(dollars in thousands)	2020	2019

Troubled debt restructured loans	$40	$41
Non-accrual and 90+ days past due and still accruing loans to average loans	1.39%	1.45%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	60.4%	49.8%

At June 30, 2020, there was one troubled debt restructured loan consisting of a consumer loan in the amount of $40,000. The consumer loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the six months ended June 30, 2019 and 2020.

		Residential			Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Real Estate	Totals

December 31, 2018	186	956	116	27	662	1,947
Transfers into nonaccrual	134	571	334	86	2,746	3,871
Loans paid down/payoffs	(16)	(628)	(21)	—	(105)	(770)
Loans returned to accrual status	(48)	—	(102)	—	—	(150)
Loans charged off	(40)	(16)	(297)	(27)	—	(380)

June 30, 2019	216	883	30	86	3,303	4,518

December 31, 2019	137	728	123	—	3,139	4,127
Transfers into nonaccrual	1	—	253	—	577	831
Loans paid down/payoffs	(52)	(97)	(36)	—	(67)	(252)
Loans returned to accrual status	—	—	(17)	—	(577)	(594)
Loans charged off	—	—	(171)	—	—	(171)

June 30, 2020	86	631	152	—	3,072	3,941

Other Real Estate Owned. At June 30, 2020 and December 31, 2019, the Company had $705,000 in real estate acquired in partial or total satisfaction of debt. All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment at June 30, 2020 and December 31, 2019:

June 30, 2020		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Pass	$12,136	$82,459	$87,015	$11,809	$17,367	$2,928	$66,811	$280,525
Special mention	—	—	—	—	—	—	—	—
Substandard	85	630	35	—	—	—	3,570	4,320
Doubtful	—	—	118	—	—	—	—	118
Loss	—	—	—	—	—	—	—	—

	$12,221	$83,089	$87,168	$11,809	$17,367	$2,928	$70,381	$284,963

Nonaccrual	$86	$631	$152	$—	$	$—	$3,072	$3,941
Troubled debt restructures	$40	$—	$—	$—	$—	$—	$—	$40
Number of TDRs accounts	1	—	—	—	—	—	—	1
Non-performing TDRs	$40	$—	$—	$—	$—	$—	$—	$40
Number of non-performing TDR accounts	1	—	—	—	—	—	—	1

December 31, 2019		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Pass	$11,939	$80,305	$102,261	$11,907	$—	$3,317	$70,341	$280,070
Special mention	—	—	—	—	—	—	—	—
Substandard	137	728	44	—	—	—	3,680	4,589
Doubtful	—	—	79	—	—	—	—	79
Loss	—	—	—	—	—	—	—	—

	$12,076	$81,033	$102,384	$11,907	$—	$3,317	$74,021	$284,738

Nonaccrual	$137	$728	$123	$—	$—	$—	$3,139	$4,127
Troubled debt restructures	$41	$—	$—	$—	$—	$—	$—	$41
Number of TDRs accounts	1	—	—	—	—	—	—	1
Non-performing TDRs	$41	$—	$—	$—	$—	$—	$—	$41
Number of non-performing TDR accounts	1	—	—	—	—	—	—	1

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

The Fair Value Hierarchy

ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
●	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar securities).
●	Level 3 – Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Loans. At June 30, 2020, these assets included 17 loans, excluding $293,000 of residential real estate, consumer and indirect loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Impaired loans totaled $4.1 million with $11,000 of specific reserves as of June 30, 2020. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. These loans totaled $4.2 million of the total impaired loans as of June 30, 2020. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and have new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs is the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances. The remaining impaired loans ($238,000 with $11,000 of specific reserves as of June 30, 2020) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
June 30, 2020
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$27,511	$—	$27,511
Agency mortgage-backed securities	—	32,655	—	32,655
Municipal securities	—	12,558	—	12,558
U.S. Government agency securities	—	11,810	—	11,810
U.S. Treasury securities	—	—	—	—
Interest rate swap	—	(1,112)	—	(1,112)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,427	4,427
OREO	—	705	—	705
	$—	$84,127	$4,430	$88,557
December 31, 2019
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$27,483	$—	$27,483
Agency mortgage-backed securities	—	27,837	—	27,837
Municipal securities	—	12,475	—	12,475
U.S. Government agency securities	—	3,191	—	3,191
U.S. Treasury securities	—	500	—	500
Interest rate swap	—	(336)	—	(336)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,638	4,638
OREO		705		705
	$—	$71,855	$4,641	$76,496

The estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2020		December 31, 2019
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,387	$2,387	$2,420	$2,420
Interest-bearing deposits in other financial institutions	31,550	31,550	10,017	10,017
Federal funds sold	1,042	1,042	853	853
Investment securities available for sale	84,534	84,534	71,486	71,486
Investments in restricted stock	1,199	1,199	1,437	1,437
Ground rents	140	140	143	143
Loans, less allowance for credit losses	282,571	286,728	282,672	282,583
Accrued interest receivable	1,226	1,226	961	961
Cash value of life insurance	8,101	8,101	8,023	8,023

Financial liabilities:
Deposits	341,937	343,402	321,440	300,944
Short-term borrowings	37,367	37,383	25,000	25,386
Accrued interest payable	59	59	100	100
Unrecognized financial instruments:
Commitments to extend credit	30,770	30,770	26,297	26,297
Standby letters of credit	1,044	1,044	1,059	1,059

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
June 30, 2020	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$34,979	$34,979	$34,979	$—	$—
Loans receivable, net	282,571	286,728	—	—	286,728
Cash value of life insurance	8,101	8,101	—	8,101	—
Financial instruments - Liabilities
Deposits	341,937	343,402	113,328	230,074	—
Short-term debt	37,367	37,383	—	37,383	—

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") with required effective dates. The following accounting pronouncements should be read in conjunction with "Critical Accounting Policies" of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2019 Form 10-K.

ASU 2016-02, “Leases (Topic 842).” In February 2016, the FASB issued ASU No. 2016-02. This guidance provides that lessees will be required to recognize the following for all operating leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the provisions of ASU No. 2016-02 on January 1, 2019 and elected several practical expedients made available by the FASB. Specifically, the Company elected the transition practical expedient to not recast comparative periods upon the adoption of the new guidance. In addition, the Company elected the package of practical expedients which among other things, requires no reassessment of whether existing contracts are or contain leases as well as no reassessment of lease classification for existing leases and the practical expedient which permits the Company to not separate non-lease components from lease components in determining the consideration in the lease agreement when the Company is a lessee and a lessor. The Company identified the primary lease agreements in scope of this new guidance as those relating to branch premises. As a result, the Company recognized a lease liability of $0.8 million and a related right-of-use asset of $0.8 million on its consolidated balance sheet on January 1, 2019.

ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.”  This update, commonly referred to as the current expected credit losses methodology (“CECL”), will change the accounting for credit losses on loans and debt securities.  Under the new guidance, the Company’s measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  For loans, this measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter.  This differs significantly from the “incurred loss” model previously required, but still permitted, under GAAP, which delays recognition until it is probable a loss has been incurred.  In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods.  At the FASB's October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.  Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 31, 2022.  The Company is currently evaluating the implementation of ASU 2016-13 due to the change in implementation dates for smaller reporting companies included in the FASB's Exposure Draft.  While the Company generally expects that the implementation of ASU 2016-13 will increase the allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for the Company on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 was effective for interim and annual reporting periods beginning after December 15, 2018. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2017-08 was effective for the Company on January 1, 2019 and did not have a significant impact on our financial statements.

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

ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” was issued in April 2019 by the FASB.  With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in ASU 2017-12 would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. All Company securities were AFS at June 30, 2020.

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

ASU 2020-01, “Investments – Equity Securities (Topic 321)”, Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a Consensus of the Emerging Issues Task Force).”  The ASU clarifies the interaction between ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments.  ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs.  ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method.  In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise.  The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted, and the amendments are to be applied prospectively.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

ASU No. 2020-04, “Reference Rate Reform (Topic 848)”:  The ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Total interest income declined $449,000 to $6.8 million for the six-month period ending June 30, 2020, compared to the same period in 2019. This was driven by decreases in interest income on loans and investment securities consistent with declining loan balances, and lower interest earned on overnight funds, mainly attributable to lower market rates. Beyond pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained historic low interest rate environment will likely continue to place pressure on net interest margin. Exacerbating the above, the Company maintained significantly higher levels of excess balance sheet liquidity during the first half of 2020 year as compared to the same period in 2019. The Bank’s loan portfolio decreased by $101,000 or 0.04% in the first six months of 2020. The Company has strong liquidity and capital positions that provide ample capacity for future growth, along with the Bank’s total regulatory capital to risk weighted assets of 12.95% at June 30, 2020, compared to 12.91% for the same period of 2019.

Return on average assets for the three- and six-month period ended June 30, 2020 were -0.10% and 0.09% compared to 0.33% and 0.23% for the three- and six-month period ended June 30, 2019, respectively.  Return on average equity for the three- and six-month period ended June 30, 2020 were -1.05% and 0.95% compared to 3.66% and 2.64% for the three-and six-month period ended June 30, 2019, respectively.  The impact of the lower interest rate environment and higher allowance for credit losses primarily drove the lower returns in 2020 compared to 2019.

The book value per share of Bancorp’s common stock was $12.65 at June 30, 2020, compared to $12.37 per share at June 30, 2019.

At June 30, 2020, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 12.10% at June 30, 2020, compared to 12.47% at December 31, 2019.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net loss attributable to common stockholders for the three-month period ended June 30, 2020 was $96,000, or $-0.03 per basic and diluted common share compared to net income of $319,000, or $0.11 per basic and diluted common share for the same period of 2019. The results recorded for the three-month period ending June 30, 2020 were lower than the same period of 2019 resulting primarily from a $457,000 increase in the provision for loan losses due to higher unemployment rates and the economic uncertainty associated with the COVID-19 pandemic, combined with lower interest income and expenses resulting from the low interest rate environment, lower non-interest income and expenses, and lower tax expenses. Net income available to common stockholders for the six-month period ended June 30, 2020 was $174,000, or $0.06 per basic and diluted common share compared to $454,000, or $0.16 per basic and diluted common share for the same period of 2019. The results recorded for the six-month period ending June 30, 2020 were lower than the same period of 2019 resulting primarily from a $203,000 increase in the provision for loan losses due to higher unemployment rates and the economic uncertainty associated with the COVID-19 pandemic, combined with lower interest income and expenses resulting from the low interest rate environment, lower non-interest income and expenses, and lower tax expenses.

Net Interest Income. The Company’s net interest income for the three-month period ended June 30, 2020 was $2.9 million, compared to $3.1 million for the same period in 2019, a decrease of $186,000, or 5.95%. The Company’s net interest income for the six-month period ended June 30, 2020 was $6.0 million, compared to $6.3 million for the same period in 2019, a decrease of $278,000 or 4.44%. The decrease in net interest income was due to lower interest income in the amount of $449,000 and lower interest expense in the amount of $171,000. These decreases were primarily due to a decrease in loan balances, offset by interest income and fees recognized for the Commercial SBA PPP loans, and a decrease in the costs of interest-bearing deposits and borrowings.

Total interest income for the second quarter 2020 decreased $238,000, or 6.67% when compared to the same period in 2019, from $3.6 million in 2019 to $3.3 million in 2020. The primary driver of the decrease was a decrease of $196,000 in interest and fees on loans due to lower average loan balances, a $19,000 decrease in interest and dividends on investment securities due to lower yields, and a $23,000 decrease in interest on deposits with banks and federal funds sold due to lower interest rates. Total interest income decreased $449,000 for the six-month period ended June 30, 2020, when compared to the same period in 2019 from $7.3 million in 2019 to $6.8 million in 2020, a decrease of 6.17%. The primary driver of the decrease in total interest income was a decrease of $315,000 in interest and fees on loans, a decrease in interest and dividends on investment securities in the amount of $38,000 and a $96,000 decrease in interest on deposits with banks and federal funds sold. The decreases can be attributed to a decrease in the loan portfolio and the lower interest rate environment, and a large increase in the amount of cash in interest-bearing deposits held at other financial institutions.

Interest expense for the second quarter 2020 decreased $52,000 from $450,000 for the same period in 2019 to $398,000 in 2020, a decrease of 11.56%. The primary driver for the decrease was a $44,000 decrease of expense in interest-bearing deposits. Interest expense decreased $171,000 for the six-month period ended June 30, 2019 from $1.0 million for the same period in 2019 to $849,000 in 2020, a decrease of 16.77%. The decrease was primarily due to a $120,000 decrease in the cost of short-term borrowings. The decreases for the three-and six-month periods ended June 30, 2020 can be attributed to the lower interest rate environment.

Net interest margin for the three-month period ended June 30, 2020 was 3.12% compared to 3.41% for the three-month period ended June 30, 2019. The decrease was primarily due to increased margin pressure during the recent decrease in interest rates across the yield curve. The yield on interest earning assets decreased by 0.37% from 3.91% for the three-month period ended June 30, 2019 to 3.54% for the same period of 2020 primarily due to a decrease in interest-earning assets, coupled with lower interest rates. The cost of funds decreased 0.07% from 0.52% for the three-month period ended June 30, 2019 to 0.45% for the same period of 2020 due to a decrease in total time deposits and the renewal of matured time deposits at a lower interest rates in 2020. Net interest margins for the six-month period ended June 30, 2020 were 3.23% compared to 3.36% for the six-month period ended June 30, 2019. The decrease was primarily due to lower yields on interest earning assets and lower cost of funds resulting from the lower interest rate environment. The yield on interest earning assets decreased by 0.21% from 3.90% for the six-month period ended June 30, 2019 to 3.69% for the same period of 2020. The cost of funds decreased 0.09% from 0.58% for the six-month period ended June 30, 2019 to 0.49% for the same period of 2020 due to a decrease in total time deposits and the renewal of time deposits at a lower interest rates in 2020.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended June 30,
	2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$23,665	$23	0.39%	$8,696	$41	1.89%
Investment securities available for sale	69,729	317	1.82	61,621	336	2.18
Restricted equity securities	1,199	16	5.40	1,260	21	6.60
Total interest bearing deposits/investments	94,593	356	1.51	71,577	398	2.23

Loans:
Commercial & industrial	9,767	227	9.36	13,497	213	6.34
Commercial SBA PPP	16,107	32	0.81	—	—	—
Commercial real estate	69,571	879	5.08	72,377	874	4.85
Residential real estate	83,001	918	4.42	80,843	921	4.56
Indirect automobile	91,028	705	3.10	113,191	889	3.14
Construction	2,776	53	7.69	2,980	61	8.20
Consumer & other	11,919	166	5.58	12,537	218	6.96
Total loans	284,169	2,980	4.22	295,425	3,176	4.31
Total interest-earning assets	378,762	3,336	3.54	367,002	3,574	3.91

Cash	2,329			2,325
Allowance for loan losses	(2,278)			(2,528)
Market valuation	1,219			(862)
Other assets	16,601			16,722
Total non-earning assets	17,871			15,657
Total assets	$396,633			$382,659

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$117,912	18	0.06%	$113,272	18	0.06%
Money market	18,222	2	0.05	20,074	2	0.05
Certificates of deposit	76,887	269	1.41	86,288	313	1.45
Total interest-bearing deposits	213,021	289	0.54	219,634	333	0.61

Borrowed Funds:
PPPLF Term Funding	948	—	—	—	—	—
Federal Funds Purchased	1	—	—	11	—	3.07
FHLB advances	20,000	109	2.20	20,778	117	2.26
Total borrowed funds	20,949	109	2.10	20,789	117	2.27
Total interest-bearing liabilities	233,970	398	0.68	240,423	450	0.75

Non-interest-bearing deposits	123,308			105,402
Total cost of funds	357,278	398	0.45	345,825	450	0.52

Other liabilities and accrued expenses	2,592			1,869
Total liabilities	359,870			347,694

Stockholder's equity	36,763			34,965
Total liabilities and equity	$396,633			$382,659
Net interest income		$2,938			$3,124
Yield on earning assets			3.54%			3.91%
Cost of interest-bearing liabilities			0.68%			0.75%
Net interest spread			2.86%			3.16%
Net interest margin			3.12%			3.41%

	Six Months Ended June 30,
	2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$18,084	$57	0.63%	$11,388	$121	2.14%
Investment securities available for sale	70,254	698	1.99	65,780	736	2.24
Restricted equity securities	1,289	29	4.59	1,689	61	7.30
Total interest bearing deposits/investments	89,627	784	1.76	78,857	918	2.35

Loans:
Commercial & industrial	11,254	411	7.34	14,085	439	6.28
Commercial SBA PPP	8,053	32	0.81	—	—	—
Commercial real estate	70,581	1,788	5.09	71,344	1,766	4.99
Residential real estate	82,996	1,830	4.41	81,508	1,841	4.52
Indirect automobile	94,958	1,502	3.16	115,163	1,763	3.06
Construction	2,809	108	7.73	2,689	111	8.31
Consumer & other	12,100	380	6.31	12,676	446	7.10
Total loans	282,751	6,051	4.30	297,465	6,366	4.32
Total interest-earning assets	372,378	6,835	3.69	376,322	7,284	3.90

Cash	2,327			2,379
Allowance for loan losses	(2,152)			(2,552)
Market valuation	911			(1,345)
Other assets	16,707			16,599
Total non-earning assets	17,793			15,081
Total assets	$390,171			$391,403

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$115,264	34	0.06%	$112,837	33	0.06%
Money market	18,206	5	0.05	19,667	5	0.05
Certificates of deposit	78,580	575	1.47	88,085	627	1.43
Total interest-bearing deposits	212,050	614	0.58	220,589	665	0.61

Borrowed Funds:
PPLF Term Funding	474	—	—	—	—	—
Federal Funds Purchased	1	—	—	—	—	—
FHLB advances	21,846	235	2.16	30,985	355	2.31
Total borrowed funds	22,321	235	2.12	30,985	355	2.31
Total interest-bearing liabilities	234,371	849	0.73	251,574	1,020	0.82

Non-interest-bearing deposits	116,418			103,570
Total cost of funds	350,789	849	0.49	355,144	1,020	0.58

Other liabilities and accrued expenses	2,540			1,597
Total liabilities	353,329			356,741

Stockholder's equity	36,842			34,662
Total liabilities and equity	$390,171			$391,403
Net interest income		$5,986			$6,264
Yield on earning assets			3.69%			3.90%
Cost of interest-bearing liabilities			0.73%			0.82%
Net interest spread			2.96%			3.09%
Net interest margin			3.23%			3.36%

Provision for Credit Losses.  The Company recognized provisions for credit losses in the amount of $487,000 and $30,000 for the three-month period ending June 30, 2020 and 2019, respectively.  The increase in provision for credit losses in the 2020 period was primarily due to elevated unemployment rates, a factor in the Bank’s provision for loan loss model, resulting from the on-going COVID-19 pandemic.  A provision was not recognized for the Commercial SBA PPP loans as these loans are 100% guaranteed by the SBA.  As of June 30, 2020, the allowance for credit losses represented 0.84% of total loans compared to 0.84% at June 30, 2019 and is consistent with our improved credit quality.  The Company recognized provisions for credit losses in the amount of $407,000 and $204,000 for the six-month period ending June 30, 2020 and 2019, respectively.  The increase for the six-month period ended June 30, 2020 as compared to the same period in 2019 was primarily due to elevated unemployment rates, a factor in the Bank’s provision for loan loss model, resulting from the on-going COVID-19 pandemic.

Noninterest Income. Noninterest income decreased to $228,000 for the three-month period ended June 30, 2020, from $282,000 for the corresponding period in 2019, a decrease of $54,000, or 19.15%. The decrease was primarily due to a decrease in service charges on deposit accounts and other fees and commissions. Noninterest income decreased to $484,000 for the six-month period ended June 30, 2020, from $564,000 for the corresponding period in 2019, a decreased of $80,000, or 14.18%. The decrease was primarily due to decreases in service charges on deposit accounts and other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended June 30, 2020 and 2019 were $2.8 million and $3.0 million, respectively, a decrease of $183,000 or 6.13%.  The decrease was driven by decreases in salary and employee benefits cost, occupancy and equipment, legal, accounting and other professional fees, and other expenses, offset by increases in data and item processing services. Noninterest expenses decreased from $6.1 million for the six-month period ended June 30, 2019, to $5.8 million for the corresponding period in 2020, a decrease of $221,000, or 3.62%. The decrease was driven by decreases in salary and employee benefits cost, occupancy and equipment, and other expenses, offset by increases in data and item processing services.

Income Taxes. During the three-month period ended June 30, 2020, the Company recorded income tax benefit of $32,000 compared to $67,000 expense for the same period in 2019, a $99,000, or 147.76%, decrease. During the six-month period ended June 30, 2020, the Company recorded income tax expense of $43,000 compared to $103,000 for the same period in 2019, a $60,000, or 58.25% decrease. The Company’s annualized effective tax rate at June 30, 2020 was 20.05% compared to 20.96% for the prior year. The decrease in income tax expense and the annualized effective tax rate for the three- and six-month period was due to lower income before taxes at June 30, 2020 compared to June 30, 2019 and the sale of tax-exempt municipal securities in the first quarter of 2019.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the second quarter of 2020, comprehensive income, net of tax, totaled $259,000 compared to comprehensive income of $682,000 for the same period in 2019. The decrease was due to lower net income, lower net unrealized gains on available for sale securities and lower net unrealized losses on interest rate swaps. For the six-month period ended June 30, 2020, comprehensive income, net of tax, totaled $689,000, compared to $1.3 million for the same period in 2019. The decrease was due to lower net income, lower net unrealized gains on available for sale securities, offset by higher net unrealized losses on interest rate swaps.

FINANCIAL CONDITION

General. The Company’s assets increased to $418.2 million at June 30, 2020 from $384.9 million at December 31, 2019, an increase of $34.5 million or 8.99%, primarily due to the net increases in cash and cash equivalents and an increase in investment securities available for sale. Loans totaled $282.6 million at June 30, 2020, a decrease of $101,000, or 0.04%, from $282.7 million at December 31, 2019. The decrease was primarily attributable to decreases in indirect and commercial real estate loans, offset by increases in residential real estate loans and commercial SBA PPP loans. Investment securities available for sale as of June 30, 2020, totaled $84.5 million, an increase of $13.0 million, or 18.25% from $71.5 million at December 31, 2019. The increase resulted primarily from the purchase of available for sale investments in the quarter due to an increase in excess liquidity from deposit growth. Cash and cash equivalents as of June 30, 2020, totaled $35.0 million, an increase of $21.7 million, or 163.19% from $13.3 million at December 31, 2019 resulting from an increase in short-term borrowings to fund PPP loans and deposits, offset by the purchase of available for sale investments in 2020.

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

At June 30, 2020, impaired loans totaled $4.4 million. Included in the impaired loans total were $3.9 million in loans classified as nonaccrual loans. At June 30, 2020, troubled debt restructurings included in impaired loans totaled $40,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans	$3,941	$4,127
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	18	21

Total nonperforming loans	3,959	4,148

Real estate acquired through foreclosure	705	705

Total nonperforming assets	$4,664	$4,853

Nonperforming assets to total assets	1.12%	1.26%

Deposits as of June 30, 2020 totaled $341.9 million, an increase of $20.5 million, or 6.38% from $321.4 million at December 31, 2019. Demand deposits as of June 30, 2020 totaled $127.6 million, an increase of $20.5 million, or 19.10% from $107.2 million at December 31, 2019. This increase is was due to deposits to existing accounts resulting from SBA PPP loan fundings in the second quarter 2020. Interest-bearing checking accounts as of June 30, 2020 totaled $30.0 million, a decrease of $2.1 million, or 6.62% from $32.2 million at December 31, 2019. Savings accounts as of June 30, 2020 totaled $90.4 million, an increase of $7.6 million, or 9.12%, from $82.8 million at December 31, 2019. Money market accounts as of June 30, 2020 totaled $18.6 million, an increase of $1.3 million, or 7.52%, from $17.3 million at December 31, 2019. Time deposits under $100,000 totaled $43.7 million on June 30, 2020, a $3.6 million or a 7.59% decrease from $47.3 million at December 31, 2019. Time deposits over $100,000 totaled $31.6 million on June 30, 2020, a decrease of $3.1 million, or 8.93% from $34.7 million at December 31, 2019.

Deposits at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019		2020 vs 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$127,621	37.3%	$107,158	33.3%	$20,463	19.1%

Interest-bearing deposits:
Checking	30,042	8.8%	32,171	10.0%	(2,129)	(6.6)%
Savings	90,400	26.4%	82,845	25.8%	7,555	9.1%
Money market	18,550	5.4%	17,253	5.4%	1,297	7.5%
Total interest-bearing checking, savings and money market deposits	138,992	40.6%	132,269	41.2%	6,723	5.1%

Time deposits under $100,000	43,690	12.8%	47,277	14.7%	(3,587)	(7.6)%
Time deposits of $100,00 or more	31,634	9.3%	34,736	10.8%	(3,102)	(8.9)%
Total time deposits	75,324	22.1%	82,013	25.5%	(6,689)	(8.2)%

Total interest-bearing deposits	214,316	62.7%	214,282	66.7%	34	0.0%

Total Deposits	$341,937	100.0%	$321,440	100.0%	$20,497	6.4%

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

Future minimum payments of the Bank’s operating leases as of June 30, 2020 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2020	$94
2021	183
2022	150
2023	153
2024	158
Total	$738

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

For the six months ended June 30, 2020, the Bank accrued $132,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

At June 30, 2020, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position. Management currently strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2020	(6)%	(4)%	7%	13%
June 30, 2019	(9)%	(5)%	4%	9%

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2020.

					Over 1
			Over 3 to		Through		Over
	0-3 Months		12 Months		5 Years		5 Years		Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—		$—		$—		$—		$2,387
Federal funds and overnight deposits	32,592		—		—		—		32,592
Securities	—		1,877		1,631		81,026		84,534
Loans	787		1,353		95,814		184,617		282,571
Fixed assets	—		—		—		—		3,904
Other assets	—		—		—		—		12,212
Total assets	$33,379		$3,230		$97,445		$265,643		$418,200

Liabilities:
Demand deposit accounts	$—		$—		$—		$—		$127,621
NOW accounts	30,042		—		—		—		30,042
Money market deposit accounts	18,550		—		—		—		18,550
Savings accounts	90,400		—		—		—		90,400
IRA accounts	2,158	0	7,900	0	11,698	0	938	0	22,694
Certificates of deposit	13,514	0	18,495	0	19,908	0	713	(1)	52,630
Short-term borrowings	37,367		—		—		—		37,367
Other liabilities	—		—		—		—		3,029
Stockholders’ equity:	—		—		—		—		35,867
Total liabilities and stockholders' equity	$192,031		$26,395		$31,606		$1,651		$418,200

GAP	$(158,652)		$(23,165)		$65,839		$263,992
Cumulative GAP	$(158,652)		$(181,817)		$(115,978)		$148,014
Cumulative GAP as a % of total assets	(37.94)%		(43.48)%		(27.73)%		35.39%

As shown above, measures of net interest income at risk were more favorable at June 30, 2020 than at June 30, 2019 over a 12-month modeling period. All measures remained within prescribed policy limits in the up and down interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero. The primary contributor to the more favorable position was the more asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2020	(23)%	(23)%	27%	45%
June 30, 2019	(12)%	(4)%	26%	46%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2020, totaled $35.0 million, an increase of $21.7 million, or 163.19% from the $13.3 million at December 31, 2019.

As of June 30, 2020, the Bank was permitted to draw on a $95.1 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At December 31, 2019, there were $25.0 million in short-term borrowings from FHLB and as of June 30, 2020, there were $20.0 million in short-term borrowings outstanding. The decrease in FHLB short-term borrowings resulted from an increase in cash and cash equivalents. During the second quarter of 2020 the Bank borrowed $17.4 million under the Payroll Protection Program Liquidity Facility (“PPPLF”) to fund $17.4 million in Commercial SBA PPP loans. See Item 5. Other information for further details on the PPPLF. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding, and a secured Discount Window line of credit at the Federal Reserve Bank in the amount of $10.5 million, of which $0 was outstanding as of June 30, 2020.

The Company’s stockholders’ equity increased $187,000, or 0.52% during the six-month period ended June 30, 2020, primarily due to an increase in accumulated other comprehensive income, net of taxes (“AOCI”) associated with net unrealized gains in the available for sale investment portfolio, stock issuances under the dividend reinvestment program, and increases in retained earnings and unrealized losses on interest rate swap contracts. The Company’s AOCI increased by $515,000 from a loss of $209,000 at December 31, 2019 to a gain of $306,000 at June 30, 2020, resulting from higher unrealized losses on interest rate swaps, and higher unrealized gains on the available for sale bond portfolio. Retained earnings decreased by $392,000, or 1.74% as the result of dividends paid on common stock, offset by the Company’s net income for the six-month period ended June 30, 2020.

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

The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2020, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.32%, a Tier 1 risk-based capital ratio of 12.10%, a common equity Tier 1 risk-based capital ratio of 12.10%, and a total risk-based capital ratio of 12.95%. The Company’s capital amounts and ratios at June 30, 2020 and December 31, 2019 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$35,386	12.10%	$13,157	4.50%	$19,004	6.50%
Total capital	$37,875	12.95%	$23,389	8.00%	$29,237	10.00%
Tier 1 capital	$35,386	12.10%	$17,542	6.00%	$23,389	8.00%
Tier 1 leverage	$35,386	9.32%	$15,180	4.00%	$18,975	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$35,693	12.47%	$12,878	4.50%	$18,602	6.50%
Total capital	$37,797	13.21%	$22,895	8.00%	$28,619	10.00%
Tier 1 capital	$35,693	12.47%	$17,171	6.00%	$22,895	8.00%
Tier 1 leverage	$35,693	9.26%	$15,414	4.00%	$19,268	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” and, as such, disclosure pursuant to this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

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

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy and the markets in which the Company operates. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future country and state restrictions regarding virus containment. An extended period of global supply chain, workforce availability and economic disruption could materially affect the Company’s business, the results of operations, and financial condition. While this business disruption is expected to be temporary, the current circumstances change from one day to the next and the impacts of COVID-19 on the Company’s business operations, including the duration, its impact on assets, liabilities and net income, cannot be reasonably estimated at this time. During the second quarter of 2020, at the request of borrowers facing financial difficulties, the Bank modified and deferred payment on 225 loans totaling approximately $39.8 million in principal and approximately $598,800 in principal and interest payments. The Company anticipates that the COVID-19 pandemic will continue to have a material impact on the Company’s business, results of operations, financial position and cash flows in the third quarter of 2020, and this impact may continue into the fourth quarter or beyond.

The Company has business continuity plans that cover a variety of potential impacts to business operations. These plans are periodically reviewed and tested and have been designed to protect the ongoing viability of bank operations in the event of a disruption such as a pandemic. In the beginning of March 2020, the Bank began implementing social distancing protocols. Following recommendations from the Centers for Disease Control and Prevention and the State of Maryland, the Company implemented enhanced cleaning of bank facilities and provided guidance to employees and customers on best practices to minimize the spread of the virus. At that time the Company modified delivery channels with a shift to drive thru only service at the banking offices, supplemented by appointments for service in the office lobbies. The Company also encouraged the use of online and mobile channels.

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

During this time, the Bank installed plexiglass shields at all teller stations with a standard pass-through for documents, marked floors to ensure proper social distancing, and set procedures for identifying customers before entering a branch. The Bank also limited the number of customers at a time allowed in a branch, cleaning procedures for open branches, and 100% mask use by customers and employees. The Bank re-opened the branches on July 1, 2020 for regular customer use with these modifications and procedures in place.

In response to the COVID-19 pandemic, Congress created, and on March 27, 2020 the President signed into law, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Included in the CARES Act was the creation of the Paycheck Protection Program (PPP) pursuant to which Small Business Administration (SBA) eligible lenders provide low-interest, SBA guaranteed loans to borrowers who meet the requirements of the PPP so that the borrowers can keep their workers on the payroll. To bolster the effectiveness of the PPP, the Federal Reserve System has supplied liquidity to participating financial institutions, including the Bank, through term financing backed by PPP loans to small businesses. The PPP Liquidity Facility (the “PPPL Facility”) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. To support the use of the PPPL Facility, the banking regulatory agencies are allowing banking organizations to exclude loans pledged as collateral to the PPPL Facility from a banking organization's total leverage exposure, average total consolidated assets, advanced approaches total risk-weighted assets, and standardized total risk-weighted assets, as applicable. The Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and Office of the Comptroller of the Currency issued an interim final rule on April 7, 2020, that allows banking organizations to neutralize the regulatory capital effects of participating in the PPPL Facility. In addition, loans made under the PPP receive a zero percent risk weight under the agencies' regulatory capital rules regardless of whether they are pledged as collateral to the PPPL Facility. However, such loans will be included in a banking organization's leverage ratio requirement unless they are pledged as collateral to the PPPL Facility. The Bank worked with existing customers to provide PPP loans, and between April 3, 2020 and May 21, 2020 the Bank approved, and obtained SBA approval, for 133 loan requests totaling $17.4 million under the PPP. These loans are listed as loan type Commercial SBA PPP loans in the Bank’s loan portfolio in “Note 5 – Loans Receivable and Allowance for Loan Losses” in this report.

The Company is highly focused on navigating the current challenges brought on by the COVID-19 pandemic.  While it is expected to see continued adverse impact to earnings in the near term, the Company is confident in its leadership, solid balance sheet and strong risk management to manage it through this time.

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

31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith)

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

GLEN BURNIE BANCORP
(Registrant)

Date: August 14, 2020	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer