Form 10-Q
period 2020-09-30
GLEN BURNIE BANCORP
filed 2020-11-13
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock outstanding as of November 4, 2020 was 2,842,039.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,196	$2,420
Interest-bearing deposits in other financial institutions	24,857	10,870
Cash and Cash Equivalents	27,053	13,290

Investment securities available for sale, at fair value	114,461	71,486
Restricted equity securities, at cost	1,624	1,437

Loans, net of deferred fees and costs	274,082	284,738
Less: Allowance for loan losses	(1,663)	(2,066)
Loans, net	272,419	282,672

Real estate acquired through foreclosure	705	705
Premises and equipment, net	3,878	3,761
Bank owned life insurance	8,141	8,023
Deferred tax assets, net	499	672
Accrued interest receivable	1,367	961
Accrued taxes receivable	—	1,221
Prepaid expenses	393	406
Other assets	382	308
Total Assets	$430,922	$384,942

LIABILITIES
Noninterest-bearing deposits	$129,745	$107,158
Interest-bearing deposits	214,195	214,282
Total Deposits	343,940	321,440

Short-term borrowings	37,367	25,000
Long-term borrowings	10,000	—
Defined pension liability	282	317
Accrued Taxes Payable	284	—
Accrued expenses and other liabilities	2,544	2,505
Total Liabilities	394,417	349,262

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,838,357 and 2,827,473 shares as of September 30, 2020 and December 31, 2019, respectively.	2,839	2,827
Additional paid-in capital	10,610	10,525
Retained earnings	22,810	22,537
Accumulated other comprehensive gain (loss)	246	(209)
Total Stockholders' Equity	36,505	35,680

Total Liabilities and Stockholders' Equity	$430,922	$384,942

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$2,924	$3,176	$8,974	$9,543
Interest and dividends on securities	404	326	1,103	1,061
Interest on deposits with banks and federal funds sold	21	88	107	270
Total Interest Income	3,349	3,590	10,184	10,874

INTEREST EXPENSE
Interest on deposits	237	336	851	1,001
Interest on short-term borrowings	110	110	345	465
Interest on long-term borrowings	6	—	6	—
Total Interest Expense	353	446	1,202	1,466

Net Interest Income	2,996	3,144	8,982	9,408

(Negative provision)/provision for loan losses	(669)	(139)	(263)	65
Net interest income after provision for loan losses	3,665	3,283	9,245	9,343

NONINTEREST INCOME
Service charges on deposit accounts	37	62	132	187
Other fees and commissions	179	287	489	643
Gain on securities sold	4	—	4	3
Income on life insurance	40	42	118	122
Total Noninterest Income	260	391	743	955

NONINTEREST EXPENSE
Salary and benefits	1,595	1,685	4,897	5,140
Occupancy and equipment expenses	283	340	909	1,040
Legal, accounting and other professional fees	233	259	737	794
Data processing and item processing services	234	109	651	328
FDIC insurance costs	41	—	141	116
Advertising and marketing related expenses	22	27	65	79
Loan collection costs	5	22	92	62
Telephone costs	56	62	146	183
Other expenses	224	352	901	1,181
Total Noninterest Expenses	2,693	2,856	8,539	8,923

Income before income taxes	1,232	818	1,449	1,375

Income tax expense	283	212	326	315

NET INCOME	$949	$606	$1,123	$1,060

Basic and diluted net income per share of common stock	$0.33	$0.21	$0.40	$0.38

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$949	$606	$1,123	$1,060

Other comprehensive (loss) income:

Net unrealized (loss) gain on securities available for sale:
Net unrealized (loss) gain on securities during the period	(160)	301	1,325	2,132
Income tax benefit (expense) relating to item above	44	(83)	(364)	(586)
Reclassification adjustment for gain on sales of securities included in net income	(3)	—	(3)	(2)
Net effect on other comprehensive (loss) income	(119)	218	958	1,544

Net unrealized gain (loss) on interest rate swap:
Net unrealized gain (loss) on interest rate swap during the period	77	(134)	(695)	(753)
Income tax (expense) benefit relating to item above	(21)	37	192	208
Net effect on other comprehensive income (loss)	56	(97)	(503)	(545)

Other comprehensive (loss) income	(63)	121	455	999

Comprehensive income	$886	$727	$1,578	$2,059

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2018	$2,814	$10,401	$22,066	$(1,230)	$34,051

Net income	—	—	1,060	—	1,060
Cash dividends, $0.30 per share	—	—	(846)	—	(846)
Dividends reinvested under
dividend reinvestment plan	10	94	—	—	104
Other comprehensive income	—	—	—	999	999

Balance, September 30, 2019	$2,824	$10,495	$22,280	$(231)	$35,368

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Gain	Total

Balance, December 31, 2019	$2,827	$10,525	$22,537	$(209)	$35,680

Net income	—	—	1,123	—	1,123
Cash dividends, $0.30 per share	—	—	(850)	—	(850)
Dividends reinvested under
dividend reinvestment plan	12	85	—	—	97
Other comprehensive income	—	—	—	455	455

Balance, September 30, 2020	$2,839	$10,610	$22,810	$246	$36,505

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,123	$1,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	212	320
Depreciation, amortization, and accretion of investment securities available for sale	(511)	437
(Negative provision) provision for loan losses	(262)	65
Increase in cash surrender value of bank owned life insurance	(118)	(122)
Loss on write-down of MFB stock	—	1
Decrease in ground rents	3	—
(Increase) decrease in accrued interest receivable	(407)	223
Net (increase) decrease in other assets	(63)	157
Net increase in accrued expenses and other liabilities	892	16

Net cash provided by operating activities	869	2,157

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	17,632	7,322
Proceeds from sales of available for sale debt securities	—	20,770
Purchases of investment securities available for sale	(58,771)	(9,641)
Net (purchase) sale of Federal Home Loan Bank stock	(187)	1,254
Net decrease in loans	10,516	14,932
Purchases of premises and equipment	(410)	(249)

Net cash (used in) provided by investing activities	(31,220)	34,388

Cash flows from financing activities:
Net increase in deposits	22,500	2,814
Increase (decrease) in short term borrowings	12,367	(35,000)
Increase in long term borrowings	10,000	—
Cash dividends paid	(850)	(846)
Common stock dividends reinvested	97	104

Net cash provided by (used in) financing activities	44,114	(32,928)

Net increase in cash and cash equivalents	13,763	3,617

Cash and cash equivalents at beginning of year	13,290	15,954

Cash and cash equivalents at end of year	$27,053	$19,571

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,263	$1,498
Net income taxes (refunded) paid	(1,176)	120
Net increase in unrealized appreciation on available for sale securities	1,325	2,132
Net increase in unrealized depreciation on swaps	(697)	(754)

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2020 and December 31, 2019, the results of operations for the three- and nine-month period ended September 30, 2020 and 2019, and the statements of cash flows for the nine-month period ended September 30, 2020 and 2019. The operating results for the three-and nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or any future interim period. The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020. The unaudited consolidated financial statements for September 30, 2020 and 2019, the consolidated balance sheet at December 31, 2019, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic and diluted earnings per share:
Net income	$949,027	$605,522	$1,122,820	$1,059,823
Weighted average common shares outstanding	2,836,998	2,823,271	2,833,130	2,819,952
Basic and dilutive net income per share	$0.33	$0.21	$0.40	$0.38

Diluted earnings per share calculations were not required for the three- and nine-month period ended September 30, 2020 and 2019, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at September 30, 2020 or December 31, 2019. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at September 30, 2020 or December 31, 2019.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at September 30, 2020 and December 31, 2019:

	At September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$26,868	$412	$(25)	$27,255
Agency mortgage-backed securities	29,684	921	(10)	30,595
Municipal securities	24,975	399	(73)	25,301
U.S. Government agency securities	31,559	20	(269)	31,310

Total securities available for sale	$113,086	$1,752	$(377)	$114,461

	At December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$27,618	$52	$(187)	$27,483
Agency mortgage-backed securities	27,823	149	(135)	27,837
Municipal securities	12,301	191	(17)	12,475
U.S. Government agency securities	3,195	1	(5)	3,191
U.S. Treasury securities	500	—	—	500

Total securities available for sale	$71,437	$393	$(344)	$71,486

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019 are as follows:

September 30, 2020	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$1,899	$(3)	$2,131	$(22)	$4,030	$(25)
Agency mortgage-backed securities	—	—	596	(10)	596	(10)
Municipal securities	15,271	(71)	544	(2)	15,815	(73)
U.S. Government agency securities	23,496	(269)	—	—	23,496	(269)
	$40,666	$(343)	$3,271	$(34)	$43,937	$(377)

December 31, 2019	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$11,792	$(65)	$7,330	$(122)	$19,122	$(187)
Agency mortgage-backed securities	4,577	(20)	10,918	(115)	15,495	(135)
Municipal securities	1,806	(7)	864	(10)	2,670	(17)
U.S. Government agency securities	591	(5)	—	—	591	(5)
	$18,766	$(97)	$19,112	$(247)	$37,878	$(344)

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

At September 30, 2020, the Company recorded unrealized losses in its portfolio of debt securities totaling $377,000 related to 58 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

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

Shown below are contractual maturities of debt securities at September 30, 2020. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2020

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$1,818	$1,825	1.85%
Over one to five years	1,621	1,660	2.34%
Over five to ten years	10,928	11,061	1.39%
Over ten years	98,719	99,915	1.81%
Total debt securities	$113,086	$114,461

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

	September 30,		December 31,
	2020		2019
(dollars in thousands)	Amount	%	Amount	%
Consumer	$12,167	4	$12,076	4
Residential real estate	78,997	29	81,033	28
Indirect	80,544	30	102,384	36
Commercial	13,683	5	11,907	4
Commercial SBA PPP	17,367	6	—	0
Construction	1,983	1	3,317	1
Commercial real estate	69,341	25	74,021	27
Loans, net of deferred fees and costs	274,082	100	284,738	100
Less: Allowance for loan losses	(1,663)		(2,066)
Loans, net	$272,419		$282,672

The Bank’s net loans totaled $272.4 million at September 30, 2020, compared to $282.7 million at December 31, 2019, a decrease of $10.3 million, or 3.63%. Consumer loans increased from $12.1 million at December 31, 2019 to $12.2 million at September 30, 2020, an increase of $91,000, or 0.75%. Residential real estate loans decreased by $2.0 million, or 2.51%, from $81.0 million at December 31, 2019 to $79.0 million at September 30, 2020. Indirect loans decreased from $102.4 million at December 31, 2019 to $80.5 million at September 30, 2020, a decrease of $21.9 million, or 21.33%. Commercial loans increased $1.8 million, or 14.92%, to $13.7 million at September 30, 2020, compared to $11.9 million at December 31, 2019. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $17.4 million at September 30, 2020. This new loan type is discussed in “Item 5. Other Information.” Construction loans decreased by $1.3 million, or 40.22% to $2.0 million at September 30, 2020, compared to $3.3 million at December 31, 2019. Commercial real estate loans decreased from $74.0 million at December 31, 2019 to $69.3 million at September 30, 2020, a decrease of $4.7 million or 6.32%.

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

Each of these segments are reviewed and analyzed quarterly using the average historical charge-offs over a forty-eight to sixty month period for their respective segments as well as the following qualitative factors:

●	Changes in asset quality metrics including past due loans (30 - 89 days), nonaccrual loans, classified assets, watch list loans all in relation to total loans. Also policy exceptions in relationship to loan volume.
●	Changes in the rate and direction of the loan volume by portfolio segment.
●	Concentration of credit including the concentration percentages, changes in concentration and concentrations relative to goals.
●	Changes in macro-economic factors including the rates and direction of unemployment, median income and population.
●	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes, and weighted required reserve trends.
●	Changes in rate and direction of charge offs and recoveries.

Transactions in the allowance for loan losses for the three months ended September 30, 2020 and the year ended December 31, 2019 were as follows:

September 30, 2020		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Balance, beginning of year	$122	$589	$917	$38	$—	$11	$389	$2,066
Charge-offs	—	—	(277)	—	—	—	—	(277)
Recoveries	9	27	81	20	—	—	—	137
Provision for loan losses	8	(65)	(117)	25	—	(4)	(110)	(263)

Balance, end of quarter	$139	$551	$604	$83	$—	$7	$279	$1,663

Individually evaluated for impairment:
Balance in allowance	$11	$—	$—	$—	$—	$—	$—	$11
Related loan balance	39	487	—	—	—	—	4,569	5,095

Collectively evaluated for impairment:
Balance in allowance	$128	$551	$604	$83	$—	$7	$279	$1,652
Related loan balance	12,128	78,510	80,544	13,683	17,367	1,983	64,772	268,987

December 31, 2019		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Balance, beginning of year	$161	$864	$988	$241	$—	$4	$283	$2,541
Charge-offs	(69)	(16)	(504)	(27)	—	—	—	(616)
Recoveries	16	5	225	10	—	—	—	256
Provision for loan losses	14	(264)	208	(186)	—	7	106	(115)

Balance, end of year	$122	$589	$917	$38	$—	$11	$389	$2,066

Individually evaluated for impairment:
Balance in allowance	$15	$—	$—	$—	$—	$—	$—	$15
Related loan balance	86	631	—	—	—	—	3,680	4,397

Collectively evaluated for impairment:
Balance in allowance	$107	$589	$917	$38	$—	$11	$389	$2,051
Related loan balance	11,990	80,402	102,384	11,907	—	3,317	70,341	280,341

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

	September 30,	September 30,
(dollars in thousands)	2020	2019
Average loans	$281,773	$293,958
Net charge offs to average loans (annualized)	0.07%	0.14%

During the nine-month period ended September 30, 2020, loans to 30 borrowers and related entities totaling approximately $277,000 were determined to be uncollectible and were charged off. During the nine-month period ending September 30, 2019, loans to 47 borrowers and related entities totaling approximately $519,000 were determined to be uncollectible and were charged off.

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

As of September 30, 2020, and 2019, the Bank had outstanding commitments totaling $33.1 million and $34.6 million, respectively. These outstanding commitments consisted of letters of credit, undrawn lines of credit, and other loan commitments. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended
	Ended September 30,
(dollars in thousands)	2020	2019
Beginning balance	$37	$35
Reduction of unfunded reserve	(8)	(23)
Provisions charged to operations		25

Ending balance	$29	$37

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2020.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At September 30, 2020			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$11,954	$68	$—	$145	$12,167
Residential Real Estate	78,202	255	18	522	78,997
Indirect	79,800	528	—	216	80,544
Commercial	13,683	—	—	—	13,683
Commercial SBA PPP	17,367	—	—	—	17,367
Construction	1,983	—	—	—	1,983
Commercial Real Estate	65,260	—	—	4,081	69,341

	$268,249	$851	$18	$4,964	$274,082

At December 31, 2019			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total

Consumer	$11,865	$74	$—	$137	$12,076
Residential Real Estate	80,192	92	21	728	81,033
Indirect	101,605	656	—	123	102,384
Commercial	11,907	—	—	—	11,907
Commercial SBA PPP	—	—	—	—	—
Construction	3,317	—	—	—	3,317
Commercial Real Estate	70,882	—	—	3,139	74,021

	$279,768	$822	$21	$4,127	$284,738

The balances in the above charts have not been reduced by the allowance for loan loss. For the period ending September 30, 2020, the allowance for loan loss is $1.7 million. For the period ending December 31, 2019, the allowance for loan loss is $2.1 million.

At September 30, 2020, there was a $464,000 loan outstanding that was in an accrual status, but known information about possible credit problems of borrowers caused management to have doubts as to the ability of such borrowers to comply with present loan repayment terms. These are loans that were not 90 days or more past due but the borrower is in bankruptcy or has a history of delinquency, or the loan to value ratio is considered excessive due to deterioration of the collateral or other factors. The one loan outstanding, totaling $464,000 was as follows: $464,000 Commercial Real Estate loan where the guarantor is in bankruptcy and the loan has an accelerated payoff since we have an assignment of rents from the property which has a very long-term national tenant.

Non-accrual loans with specific reserves at September 30, 2020 are comprised of:

Consumer loans – One loan to one borrower that totaled $38,911 with specific reserves of $10,758 established for the loan, which was also a troubled debt restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2020 and December 31, 2019.

September 30, 2020		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$39	$39	$2	$11	$50
Total impaired loans with specific reserves	39	39	2	11	50

Impaired loans with no specific reserve:
Consumer	$44	$44	$3	$ n/a	$66
Residential Real Estate	522	768	3	n/a	1,653
Indirect	215	215	8	n/a	248
Commercial Real Estate	4,569	4,569	134	n/a	4,814
Total impaired loans with no specific reserve	$5,350	$5,596	$148	—	$6,781

December 31, 2019		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$26	$41	$2	$15	$50
Total impaired loans with specific reserves	$26	$41	$2	$15	$50

Impaired loans with no specific reserve:
Consumer	$96	$96	$8	n/a	$122
Residential Real Estate	728	1,497	14	n/a	1,928
Indirect	123	123	6	n/a	—
Commercial Real Estate	3,680	3,680	81	n/a	3,845
Total impaired loans with no specific reserve	$4,627	$5,396	$109	—	$5,895

	September 30,	December 31,
(dollars in thousands)	2020	2019

Troubled debt restructured loans	$39	$41
Non-accrual and 90+ days past due and still accruing loans to average loans	1.78%	1.45%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	33.4%	49.8%

At September 30, 2020, there was one troubled debt restructured loan consisting of a consumer loan in the amount of $39,000. The consumer loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the nine months ended September 30, 2019 and 2020.

		Residential			Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	Real Estate	Totals

December 31, 2018	186	956	116	27	662	1,947
Transfers into nonaccrual	135	572	467	86	2,746	4,006
Loans paid down/payoffs	(48)	(755)	(52)	(86)	(115)	(1,056)
Loans returned to accrual status	(88)	—	(105)	—	—	(193)
Loans charged off	(41)	(17)	(390)	(27)	—	(475)

September 30, 2019	144	756	36	—	3,293	4,229

December 31, 2019	137	728	123	—	3,139	4,127
Transfers into nonaccrual	64	—	434	—	1,619	2,117
Loans paid down/payoffs	(56)	(206)	(47)	—	(100)	(409)
Loans returned to accrual status	—	—	(17)	—	(577)	(594)
Loans charged off	—	—	(277)	—	—	(277)

September 30, 2020	145	522	216	—	4,081	4,964

Other Real Estate Owned. At September 30, 2020 and December 31, 2019, the Company had $705,000 in real estate acquired in partial or total satisfaction of debt. All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment at September 30, 2020 and December 31, 2019:

September 30, 2020		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Pass	$12,084	$78,475	$80,328	$13,683	$17,367	$1,983	$64,772	$268,692
Special mention	—	—	—	—	—	—	—	—
Substandard	83	522	49	—	—	—	4,569	5,223
Doubtful	—	—	167	—	—	—	—	167
Loss	—	—	—	—	—	—	—	—

	$12,167	$78,997	$80,544	$13,683	$17,367	$1,983	$69,341	$274,082

Nonaccrual	$145	$522	$216	$—	$	$—	$4,081	$4,964
Troubled debt restructures	$39	$—	$—	$—	$—	$—	$—	$39
Number of TDRs accounts	1	—	—	—	—	—	—	1
Non-performing TDRs	$39	$—	$—	$—	$—	$—	$—	$39
Number of non-performing TDR accounts	1	—	—	—	—	—	—	1

December 31, 2019		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Pass	$11,939	$80,305	$102,261	$11,907	$—	$3,317	$70,341	$280,070
Special mention	—	—	—	—	—	—	—	—
Substandard	137	728	44	—	—	—	3,680	4,589
Doubtful	—	—	79	—	—	—	—	79
Loss	—	—	—	—	—	—	—	—

	$12,076	$81,033	$102,384	$11,907	$—	$3,317	$74,021	$284,738

Nonaccrual	$137	$728	$123	$—	$—	$—	$3,139	$4,127
Troubled debt restructures	$41	$—	$—	$—	$—	$—	$—	$41
Number of TDRs accounts	1	—	—	—	—	—	—	1
Non-performing TDRs	$41	$—	$—	$—	$—	$—	$—	$41
Number of non-performing TDR accounts	1	—	—	—	—	—	—	1

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

Loans. At September 30, 2020, these assets included 16 loans, excluding $1,345,625 of residential real estate, consumer and indirect loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Impaired loans totaled $4,043,110 with $10,758 of specific reserves as of September 30, 2020. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. These loans totaled $5,090,323 total impaired loans as of September 30, 2020. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and have new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances. The remaining impaired loans ($298,000 with $10,758 of specific reserves as of September 30, 2020) include mobile homes, commercial, consumer, and indirect auto loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
September 30, 2020
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$27,255	$—	$27,255
Agency mortgage-backed securities	—	30,595	—	30,595
Municipal securities	—	25,301	—	25,301
U.S. Government agency securities	—	31,310	—	31,310
Interest rate swap	—	(1,035)	—	(1,035)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	5,378	5,378
OREO	—	705	—	705
	$—	$114,131	$5,381	$119,512
December 31, 2019
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$27,483	$—	$27,483
Agency mortgage-backed securities	—	27,837	—	27,837
Municipal securities	—	12,475	—	12,475
U.S. Government agency securities	—	3,191	—	3,191
U.S. Treasury securities	—	500	—	500
Interest rate swap	—	(336)	—	(336)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,638	4,638
OREO		705		705
	$—	$71,855	$4,641	$76,496

The estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,196	$2,196	$2,420	$2,420
Interest-bearing deposits in other financial institutions	23,132	23,132	10,017	10,017
Federal funds sold	1,725	1,725	853	853
Investment securities available for sale	114,461	114,461	71,486	71,486
Investments in restricted stock	1,624	1,624	1,437	1,437
Ground rents	140	140	143	143
Loans, less allowance for credit losses	272,419	275,889	282,672	282,583
Accrued interest receivable	1,367	1,367	961	961
Cash value of life insurance	8,141	8,141	8,023	8,023

Financial liabilities:
Deposits	343,940	345,264	321,440	300,944
Long-term borrowings	10,000	10,000	—	—
Short-term borrowings	37,367	37,368	25,000	25,386
Accrued interest payable	38	38	100	100
Unrecognized financial instruments:
Commitments to extend credit	32,088	32,088	26,297	26,297
Standby letters of credit	1,044	1,044	1,059	1,059

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
September 30, 2020	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$27,053	$27,053	$27,053	$—	$—
Loans receivable, net	272,419	275,889	—	—	275,889
Cash value of life insurance	8,141	8,141	—	8,141	—
Financial instruments - Liabilities
Deposits	343,940	345,264	129,888	215,376	—
Long-term debt	10,000	10,000	—	10,000	—
Short-term debt	37,367	37,368	—	37,368	—

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

ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” was issued in April 2019 by the FASB.  With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity (“HTM”) to available-for-sale (“AFS”) under the transition guidance in ASU 2017-12 would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from HTM to AFS; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. All of the Company securities were classified as AFS at September 30, 2020.

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

ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740).”  The ASU was issued in December 2019.  The amendments in this Update are meant to simplify the accounting for income taxes by removing certain exceptions to GAAP.  The amendments also improve consistent application of and simplify GAAP by modifying and/or revising the accounting for certain income tax transactions and by clarifying certain existing codification.  The amendments in the update are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2020.  The Company is currently assessing the impact of adoption of this guidance, but does not expect the update to have a material impact upon its financial position and results of operations.

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

ASU No. 2020-04, “Reference Rate Reform (Topic 848).”  The ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  It provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs.”  The amendments in this update clarify that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period.  The amendments in this update are effective beginning after December 15, 2020. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Total interest income declined $690,000 to $10.2 million for the nine-month period ending September 30, 2020, compared to the same period in 2019. This was driven by decreases in interest income on loans and lower interest earned on overnight funds, mainly attributable to lower market rates. Beyond pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained historic low interest rate environment will likely continue to place pressure on net interest margin. Exacerbating the above, the Company maintained significantly higher levels of excess balance sheet liquidity during 2020 as compared to the same period in 2019. The Bank’s loan portfolio decreased by $10.3 million or 3.63% in the first nine months of 2020. The Company has strong liquidity and capital positions that provide ample capacity for future growth, along with the Bank’s total regulatory capital to risk weighted assets of 12.66% at September 30, 2020, compared to 13.18% for the same period of 2019.

Return on average assets for the three- and nine-month period ended September 30, 2020 were 0.92% and 0.38% compared to 0.63% and 0.37% for the three- and nine-month period ended September 30, 2019, respectively.  Return on average equity for the three- and nine-month period ended September 30, 2020 were 10.18% and 4.06% compared to 6.77% and 4.06% for the three-and nine-month period ended September 30, 2019, respectively.  The impact of the lower interest rate environment and lower allowance for credit losses primarily drove the lower returns in 2020 compared to 2019.

The book value per share of Bancorp’s common stock was $12.86 at September 30, 2020, compared to $12.52 per share at September 30, 2019.

At September 30, 2020, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 12.10% at September 30, 2020, compared to 12.47% at December 31, 2019.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended September 30, 2020 was $949,000, or $0.33 per basic and diluted common share compared to $606,000, or $0.21 per basic and diluted common share for the same period of 2019. The results recorded for the three-month period ending September 30, 2020 were higher than the same period of 2019 resulting primarily from a $530,000 decrease in the provision for loan losses due to improvement of the qualitative factor for unemployment, a reduction in the average loss history for 2018, 2019 and the current year, and reduction in the size of the loan portfolio. Net income available to common stockholders for the nine-month period ended September 30, 2020 was $1,123,000, or $0.40 per basic and diluted common share compared to $1,060,000 or $0.38 per basic and diluted common share for the same period of 2019. The results recorded for the nine-month period ending September 30, 2020 were higher than the same period of 2019 resulting primarily from $384,000 lower noninterest expenses and a $328,000 decrease in the provision for loan losses due to improvement of the qualitative factor for unemployment, a reduction in the average loss history for 2018, 2019 and the current year, and reduction in the size of the loan portfolio.

Net Interest Income. The Company’s net interest income for the three-month period ended September 30, 2020 was $3.0 million, compared to $3.1 million for the same period in 2019, a decrease of $148,000, or 4.70%. The decrease in net interest income was due to lower interest income in the amount of $241,000 and lower interest expense in the amount of $93,000. These decreases were primarily due to a decrease in loan balances, offset by higher interest and dividends income on securities, and a decrease in the costs of interest-bearing deposits. The Company’s net interest income for the nine-month period ended September 30, 2020 was $9.0 million, compared to $9.4 million for the same period in 2019, a decrease of $426,000 or 4.53%. The decrease in net interest income was due to lower interest income in the amount of $690,000 and lower interest expense in the amount of $264,000. These decreases were primarily due to a decrease in loan balances, offset by fees recognized for the Commercial SBA PPP loans, and a decrease in the costs of interest-bearing deposits and borrowings.

Total interest income for the third quarter 2020 decreased $241,000, or 6.71% when compared to the same period in 2019, from $3.6 million in 2019 to $3.3 million in 2020. The primary driver of the decrease was a decrease of $252,000 in interest and fees on loans due to lower average loan balances, and a $67,000 decrease in interest on deposits with banks and federal funds sold due to lower interest rates, offset by a $78,000 increase in interest and dividends on investment securities due to an increase in the investment portfolio balance. Total interest income decreased $690,000 for the nine-month period ended September 30, 2020, when compared to the same period in 2019 from $10.9 million in 2019 to $10.2 million in 2020, a decrease of 6.35%. The primary driver of the decrease in total interest income was a decrease of $569,000 in interest and fees on loans, and a $163,000 decrease in interest on deposits with banks and federal funds sold, offset by an increase in interest and dividends on investment securities in the amount of $42,000. The decreases can be attributed to a decrease in the loan portfolio balance and the lower interest rate environment, offset by an increase in the investment portfolio.

Interest expense for the third quarter 2020 decreased $93,000 from $446,000 for the same period in 2019 to $353,000 in 2020, a decrease of 20.85%. The primary driver for the decrease was a $99,000 decrease of expense on interest-bearing deposits. Interest expense decreased $264,000 for the nine-month period ended September 30, 2020 from $1.5 million for the same period in 2019 to $1.2 million in 2020, a decrease of 18.03%. The decrease was primarily due to a $150,000 decrease in the expense on interest bearing deposits and a $120,000 decrease in the cost of short-term borrowings. The decreases for the three-and nine-month periods ended September 30, 2020 are attributed to the lower interest rate environment and decline in the average balance of time deposits.

Net interest margin for the three-month period ended September 30, 2020 was 3.05% compared to 3.43% for the three-month period ended September 30, 2019. The decrease was primarily due to increased downward pressure from declines in interest rates across the yield curve. The yield on interest earning assets decreased by 0.51% from 3.92% for the three-month period ended September 30, 2019 to 3.41% for the same period of 2020 primarily due to lower interest rates. The cost of funds decreased 0.14% from 0.52% for the three-month period ended September 30, 2019 to 0.38% for the same period of 2020 due to a decrease in total time deposits and the renewal of matured time deposits at a lower interest rates in 2020. Net interest margins for the nine-month period ended September 30, 2020 were 3.17% compared to 3.38% for the nine-month period ended September 30, 2019. The decrease was primarily due to lower yields on interest earning assets and lower cost of funds resulting from the lower interest rate environment. The yield on interest earning assets decreased by 0.32% from 3.91% for the nine-month period ended September 30, 2019 to 3.59% for the same period of 2020. The cost of funds decreased 0.11% from 0.56% for the nine-month period ended September 30, 2019 to 0.45% for the same period of 2020 due to a decrease in total time deposits and the renewal of time deposits at a lower interest rates in 2020.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$12,896	$3	0.10%	$13,949	$69	1.95%
Investment securities available for sale	96,635	404	1.67	61,456	326	2.12
Restricted equity securities	1,325	18	5.35	1,227	19	6.25
Total interest bearing deposits/investments	110,856	425	1.53	76,632	414	2.14

Loans:
Commercial & industrial	13,249	270	8.11	11,761	192	6.49
Commercial SBA PPP	17,367	43	0.98	—	—	—
Commercial real estate	67,566	833	4.91	71,326	911	5.07
Residential real estate	82,616	908	4.40	80,490	927	4.61
Indirect automobile	84,206	675	3.21	108,354	867	3.20
Construction	2,696	47	6.97	3,043	64	8.34
Consumer & other	12,117	148	4.83	11,970	215	7.12
Total loans	279,817	2,924	4.16	286,944	3,176	4.39
Total interest-earning assets	390,673	3,349	3.41	363,576	3,590	3.92

Cash	2,240			3,095
Allowance for loan losses	(2,272)			(2,380)
Market valuation	1,665			18
Other assets	16,144			16,544
Total non-earning assets	17,777			17,277
Total assets	$408,450			$380,853

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$123,110	18	0.06%	$111,656	17	0.06%
Money market	18,855	2	0.05	19,827	2	0.05
Certificates of deposit	72,603	217	1.19	82,777	317	1.52
Total interest-bearing deposits	214,568	237	0.44	214,260	336	0.62

Borrowed Funds:
PPPLF Term Funding	1,537	1	0.25	—	—	—
Federal Funds Purchased	—	—	—	—	—	—
FHLB advances	22,950	115	1.99	20,000	110	2.19
Total borrowed funds	24,487	116	1.88	20,000	110	2.19
Total interest-bearing liabilities	239,055	353	0.59	234,260	446	0.76

Non-interest-bearing deposits	129,564			108,633
Total cost of funds	368,619	353	0.38	342,893	446	0.52

Other liabilities and accrued expenses	2,742			2,471
Total liabilities	371,361			345,364

Stockholder's equity	37,089			35,489
Total liabilities and equity	$408,450			$380,853
Net interest income		$2,996			$3,144
Yield on earning assets			3.41%			3.92%
Cost of interest-bearing liabilities			0.59%			0.76%
Net interest spread			2.82%			3.16%
Net interest margin			3.05%			3.43%

	Nine Months Ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$16,354	$60	0.49%	$12,242	$189	2.07%
Investment securities available for sale	79,048	1,103	1.86	64,338	1,062	2.20
Restricted equity securities	1,301	47	4.84	1,535	80	7.01
Total interest bearing deposits/investments	96,703	1,210	1.66	78,115	1,331	2.28

Loans:
Commercial & industrial	11,919	681	7.63	13,310	631	6.34
Commercial SBA PPP	11,158	75	0.90	—	—	—
Commercial real estate	69,576	2,621	5.03	71,338	2,678	5.02
Residential real estate	82,869	2,737	4.40	81,169	2,768	4.55
Indirect automobile	91,374	2,177	3.18	112,894	2,630	3.11
Construction	2,771	155	7.48	2,807	175	8.32
Consumer & other	12,106	528	5.82	12,440	661	7.11
Total loans	281,773	8,974	4.25	293,958	9,543	4.34
Total interest-earning assets	378,476	10,184	3.59	372,073	10,874	3.91

Cash	2,298			2,617
Allowance for loan losses	(2,192)			(2,495)
Market valuation	1,162			(891)
Other assets	15,645			16,581
Total non-earning assets	16,913			15,812
Total assets	$395,389			$387,885

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$117,879	52	0.06%	$112,444	50	0.06%
Money market	18,422	7	0.05	19,720	7	0.05
Certificates of deposit	76,588	792	1.38	86,316	944	1.46
Total interest-bearing deposits	212,889	851	0.53	218,480	1,001	0.61

Borrowed Funds:
PPLF Term Funding	829	1	0.16	—	—	—
Federal Funds Purchased	1	—	—	—	—	—
FHLB advances	22,214	350	2.10	27,323	465	2.28
Total borrowed funds	23,044	351	2.03	27,323	465	2.28
Total interest-bearing liabilities	235,933	1,202	0.68	245,803	1,466	0.80

Non-interest-bearing deposits	120,800			105,257
Total cost of funds	356,733	1,202	0.45	351,060	1,466	0.56

Other liabilities and accrued expenses	2,612			1,887
Total liabilities	359,345			352,947

Stockholder's equity	36,044			34,938
Total liabilities and equity	$395,389			$387,885
Net interest income		$8,982			$9,408
Yield on earning assets			3.59%			3.91%
Cost of interest-bearing liabilities			0.68%			0.80%
Net interest spread			2.91%			3.11%
Net interest margin			3.17%			3.38%

Provision for Credit Losses.  The Company recognized provisions for credit losses in the amount of negative $669,000 and $139,000 for the three-month period ending September 30, 2020 and 2019, respectively.  The decrease in provision for credit losses in the 2020 period was due to improvement of the qualitative factor for unemployment, a reduction in the average loss history for 2018, 2019 and the current year, and reduction in the size of the loan portfolio.  A provision was not recognized for the Commercial SBA PPP loans as these loans are 100% guaranteed by the SBA.  As of September 30, 2020, the allowance for credit losses represented 0.61% of total loans compared to 0.81% at September 30, 2019 and is consistent with our credit quality.  The Company recognized a negative provision for credit losses in the amount of $263,000 and $65,000 provision for credit losses for the nine-month period ending September 30, 2020 and 2019, respectively.  The increase for the nine-month period ended September 30, 2020 as compared to the same period in 2019 was due to improvement of the qualitative factor for unemployment, a reduction in the average loss history for 2018, 2019 and the current year, and reduction in the size of the loan portfolio.

Noninterest Income. Noninterest income decreased to $260,000 for the three-month period ended September 30, 2020, from $391,000 for the corresponding period in 2019, a decrease of $131,000, or 33.50%. The decrease was primarily due to a decrease in service charges on deposit accounts and other fees and commissions. Noninterest income decreased to $743,000 for the nine-month period ended September 30, 2020, from $955,000 for the corresponding period in 2019, decreased of $212,000, or 22.20%. The decrease was primarily due to decreases in service charges on deposit accounts and other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended September 30, 2020 and 2019 were $2.7 million and $2.9 million, respectively, a decrease of $163,000 or 5.69%.  The decrease was driven by decreases in salary and employee benefits cost, occupancy and equipment, legal, accounting and other professional fees, and other expenses, offset by increases in data and item processing services. Noninterest expenses decreased from $8.9 million for the nine-month period ended September 30, 2019, to $8.5 million for the corresponding period in 2020, a decrease of $384,000, or 4.27%. The decrease was driven by decreases in salary and employee benefits cost, occupancy and equipment, and other expenses, offset by increases in data and item processing services.

Income Taxes. During the three-month period ended September 30, 2020, the Company recorded income tax expense of $283,000 compared to $212,000 expense for the same period in 2019, a $71,000, or 33.49%, increase. During the nine-month period ended September 30, 2020, the Company recorded income tax expense of $326,000 compared to $315,000 for the same period in 2019, an $11,000, or 3.49% increase. The Company’s annualized effective tax rate at September 30, 2020 was 22.13% compared to 22.32% for the prior year. The increase in income tax expense was due to higher income before taxes. The decrease in the annualized effective tax rate for the three- and nine-month period was due to an increase in tax-exempt municipal securities in 2020.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the third quarter of 2020, comprehensive income, net of tax, totaled $886,000 compared to comprehensive income of $727,000 for the same period in 2019. The increase was due to higher net income, higher net unrealized losses on interest rate swaps, offset by higher net unrealized gains on available for sale securities. For the nine-month period ended September 30, 2020, comprehensive income, net of tax, totaled $1.6 million, compared to $2.1 million for the same period in 2019. The decrease was due to lower net unrealized gains on available for sale securities.

FINANCIAL CONDITION

General. The Company’s assets increased to $430.9 million at September 30, 2020 from $384.9 million at December 31, 2019, an increase of $46.0 million or 11.95%, primarily due to increases in cash and cash equivalents and investment securities available for sale, offset by decreases in loans, net. Loans totaled $272.4 million at September 30, 2020, a decrease of $10.3 million, or 3.64%, from $282.7 million at December 31, 2019. The decrease was primarily attributable to decreases in residential real estate, indirect and commercial real estate loans, offset by increases in commercial loans and commercial SBA PPP loans. Investment securities available for sale as of September 30, 2020, totaled $114.5 million, an increase of $43.0 million, or 60.14% from $71.5 million at December 31, 2019. The increase resulted primarily from the purchase of investments securities due to an increase in excess liquidity from deposit growth and decreases in loan portfolio balances. Cash and cash equivalents as of September 30, 2020, totaled $27.1 million, an increase of $13.8 million, or 103.59% from $13.3 million at December 31, 2019 resulting from an increase in short-term borrowings to fund PPP loans and deposits, offset by the purchase of investment securities in 2020.

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

At September 30, 2020, impaired loans totaled $5.4 million. Included in the impaired loans total were $4.9 million in loans classified as nonaccrual loans. At September 30, 2020, troubled debt restructurings included in impaired loans totaled $39,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Nonaccrual loans	$4,964	$4,127
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	18	21

Total nonperforming loans	4,982	4,148

Real estate acquired through foreclosure	705	705

Total nonperforming assets	$5,687	$4,853

Nonperforming assets to total assets	1.32%	1.26%

Deposits as of September 30, 2020 totaled $343.9 million, an increase of $22.5 million, or 7.00% from $321.4 million at December 31, 2019. Demand deposits as of September 30, 2020 totaled $129.7 million, an increase of $22.5 million, or 20.99% from $107.2 million at December 31, 2019. Interest-bearing checking accounts as of September 30, 2020 totaled $31.4 million, a decrease of $0.8 million, or 2.43% from $32.2 million at December 31, 2019. Savings accounts as of September 30, 2020 totaled $93.3 million, an increase of $10.5 million, or 12.64%, from $82.8 million at December 31, 2019. Money market accounts as of September 30, 2020 totaled $18.9 million, an increase of $1.6 million, or 9.26%, from $17.3 million at December 31, 2019. Time deposits under $100,000 totaled $41.8 million on September 30, 2020, a $5.5 million or an 11.69% decrease from $47.3 million at December 31, 2019. Time deposits over $100,000 totaled $28.9 million on September 30, 2020, a decrease of $5.8 million, or 16.83% from $34.7 million at December 31, 2019.

Deposits at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019		2020 vs 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$129,745	37.7%	$107,158	33.3%	$22,587	21.1%

Interest-bearing deposits:
Checking	31,389	9.1%	32,171	10.0%	(782)	(2.4)%
Savings	93,315	27.1%	82,845	25.8%	10,470	12.6%
Money market	18,851	5.6%	17,253	5.4%	1,598	9.3%
Total interest-bearing checking, savings and money market deposits	143,555	41.8%	132,269	41.2%	11,286	8.5%

Time deposits under $100,000	41,750	12.1%	47,277	14.7%	(5,527)	(11.7)%
Time deposits of $100,00 or more	28,890	8.4%	34,736	10.8%	(5,846)	(16.8)%
Total time deposits	70,640	20.5%	82,013	25.5%	(11,373)	(13.9)%

Total interest-bearing deposits	214,195	62.3%	214,282	66.7%	(87)	0.0%

Total Deposits	$343,940	100.0%	$321,440	100.0%	$22,500	7.0%

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

Future minimum payments of the Bank’s operating leases as of September 30, 2020 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2020	$47
2021	185
2022	153
2023	156
2024	161
Thereafter	5
Total	$707

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

For the nine months ended September 30, 2020, the Bank accrued $200,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

At September 30, 2020, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position. Management strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2020	(6)%	(4)%	6%	14%
September 30, 2019	(12)%	(6)%	6%	11%

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2020.

					Over 1
			Over 3 to		Through		Over
	0-3 Months		12 Months		5 Years		5 Years		Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—		$—		$—		$—		$2,196
Federal funds and overnight deposits	24,857		—		—		—		24,857
Securities	—		1,825		1,660		110,976		114,461
Loans	1,271		1,689		89,305		180,154		272,419
Fixed assets	—		—		—		—		3,878
Other assets	—		—		—		—		13,111
Total assets	$26,128		$3,514		$90,965		$291,130		$430,922

Liabilities:
Demand deposit accounts	$—		$—		$—		$—		$129,745
NOW accounts	31,389		—		—		—		31,389
Money market deposit accounts	18,851		—		—		—		18,851
Savings accounts	93,315		—		—		—		93,315
IRA accounts	1,897		7,644		11,420		1,024		21,985
Certificates of deposit	8,480	0	18,603	0	20,901	0	671	(1)	48,655
Long-term borrowings	—		—		10,000		—		10,000
Short-term borrowings	37,367		—		—		—		37,367
Other liabilities	—		—		—		—		3,110
Stockholders’ equity:	—		—		—		—		36,505
Total liabilities and stockholders' equity	$191,299		$26,247		$42,321		$1,695		$430,922

GAP	$(165,171)		$(22,733)		$48,644		$289,435
Cumulative GAP	$(165,171)		$(187,904)		$(139,260)		$150,175
Cumulative GAP as a % of total assets	(38.33)%		(43.61)%		(32.32)%		34.85%

As shown above, measures of net interest income at risk were more favorable at September 30, 2020 than at September 30, 2019 over a 12-month modeling period. All measures remained within prescribed policy limits in the up and down interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero. The primary contributor to the more favorable position was the more asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2020	(27)%	(26)%	22%	22%
September 30, 2019	(15)%	(6)%	28%	50%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2020, totaled $27.1 million, an increase of $13.8 million, or 103.56% from the $13.3 million at December 31, 2019.

As of September 30, 2020, the Bank was permitted to draw on a $104.6 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At December 31, 2019, there were $25.0 million in short-term borrowings from FHLB and as of September 30, 2020, there were $20.0 million in short-term and $10.0 million in long-term borrowings outstanding. During the third quarter of 2020, the Bank borrowed $17.4 million under the Payroll Protection Program Liquidity Facility (“PPPLF”) to fund $17.4 million in Commercial SBA PPP loans. See Item 5. Other information for further details on the PPPLF. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of September 30, 2020, and a secured Discount Window line of credit at the Federal Reserve Bank in the amount of $10.5 million, of which $0 was outstanding as of September 30, 2020.

The Company’s stockholders’ equity increased $825,000, or 2.31% during the nine-month period ended September 30, 2020, primarily due to an increase in accumulated other comprehensive income, net of taxes (“AOCI”) associated with net unrealized gains in the available for sale investment portfolio, stock issuances under the dividend reinvestment program, and increases in retained earnings and unrealized losses on interest rate swap contracts. The Company’s AOCI increased by $455,000 from a loss of $209,000 at December 31, 2019 to a gain of $246,000 at September 30, 2020, resulting from higher unrealized losses on interest rate swaps, and higher unrealized gains on the available for sale bond portfolio. Retained earnings increased by $273,000, or 1.21% as the result of the Company’s net income for the nine-month period ended September 30, 2020, offset by dividends paid on common stock.

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

The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2020, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.23%, a Tier 1 risk-based capital ratio of 12.10%, a common equity Tier 1 risk-based capital ratio of 12.10%, and a total risk-based capital ratio of 12.66%. The Company’s capital amounts and ratios at September 30, 2020 and December 31, 2019 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$35,993	12.10%	$13,391	4.50%	$19,343	6.50%
Total capital	$37,685	12.66%	$23,807	8.00%	$29,758	10.00%
Tier 1 capital	$35,993	12.10%	$17,855	6.00%	$23,807	8.00%
Tier 1 leverage	$35,993	9.23%	$15,600	4.00%	$19,500	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$35,693	12.47%	$12,878	4.50%	$18,602	6.50%
Total capital	$37,797	13.21%	$22,895	8.00%	$28,619	10.00%
Tier 1 capital	$35,693	12.47%	$17,171	6.00%	$22,895	8.00%
Tier 1 leverage	$35,693	9.26%	$15,414	4.00%	$19,268	5.00%

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination presumed to occur.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The judgment about the level of future taxable income is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

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

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy and the markets in which the Company operates. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future country and state restrictions regarding virus containment. An extended period of global supply chain, workforce availability and economic disruption could materially affect the Company’s business, the results of operations, and financial condition. While this business disruption is expected to be temporary, the current circumstances change from one day to the next and the impacts of COVID-19 on the Company’s business operations, including the duration, its impact on assets, liabilities and net income, cannot be reasonably estimated at this time. During the second quarter of 2020, at the request of borrowers facing financial difficulties, the Bank modified and deferred payment on 225 loans totaling approximately $39.8 million in principal and approximately $598,800 in principal and interest payments. As of September 30, 2020, all deferred payment loans are again paying as agreed. In October 2020, the Company began processing payments for loans that have been forgiven under SBA guidelines. The Company anticipates that the impacts of the COVID-19 pandemic will continue to have a material impact on the Company’s business, results of operations, financial position and cash flows in the fourth quarter of 2020, and this impact may continue into the 2021 and beyond.

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

Approximately 30% of employees began working remotely from home as the Company has enhanced its remote work capabilities by providing additional laptops and various audio and video meeting technologies Those employees that still report to their respective offices and branches have been assigned work spaces that align with the six feet social distancing guidance, and are required to wear protective face masks.

The Bank installed plexiglass shields at all teller stations with a standard pass-through for documents, marked floors to ensure proper social distancing, and set procedures for identifying customers before entering a branch. The Bank also limited the number of customers at a time allowed in a branch, established cleaning procedures for open branches, and required 100% mask use by customers and employees. The Bank re-opened all branches on July 1, 2020 for regular customer use with these modifications and procedures in place.

In response to the COVID-19 pandemic, Congress created, and on March 27, 2020 the President signed into law, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Included in the CARES Act was the creation of the Paycheck Protection Program (PPP) pursuant to which Small Business Administration (SBA) eligible lenders provide low-interest, SBA guaranteed loans to borrowers who meet the requirements of the PPP so that the borrowers can keep their workers on the payroll. To bolster the effectiveness of the PPP, the Federal Reserve System has supplied liquidity to participating financial institutions, including the Bank, through term financing backed by PPP loans to small businesses. The PPP Liquidity Facility (the “PPPL Facility”) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. To support the use of the PPPL Facility, the banking regulatory agencies are allowing banking organizations to exclude loans pledged as collateral to the PPPL Facility from a banking organization's total leverage exposure, average total consolidated assets, advanced approaches total risk-weighted assets, and standardized total risk-weighted assets, as applicable. The Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and Office of the Comptroller of the Currency issued an interim final rule on April 7, 2020, that allows banking organizations to neutralize the regulatory capital effects of participating in the PPPL Facility. In addition, loans made under the PPP receive a zero percent risk weight under the agencies' regulatory capital rules regardless of whether they are pledged as collateral to the PPPL Facility. However, such loans will be included in a banking organization's leverage ratio requirement unless they are pledged as collateral to the PPPL Facility. The Bank worked with existing customers to provide PPP loans, and between April 3, 2020 and May 21, 2020 the Bank approved, and obtained SBA approval, for 133 loan requests totaling $17.4 million under the PPP. These loans are listed as loan type Commercial SBA PPP loans in the Bank’s loan portfolio in “Note 5 – Loans Receivable and Allowance for Loan Losses” in this report. In October 2020, the Company began processing loans that have been forgiven under SBA guidelines.

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

GLEN BURNIE BANCORP
(Registrant)

Date: November 13, 2020	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer