Form 10-K
period 2020-12-31
GLEN BURNIE BANCORP
filed 2021-03-26
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020 or
◻	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-24047

GLEN BURNIE BANCORP

(Exact name of registrant as specified in its charter)

MARYLAND	52-1782444
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Crain Highway, S.E., Glen Burnie, Maryland	21061
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(410) 766-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $1.00 par value
Common Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer◻	Accelerated Filer◻	Non-Accelerated Filer⌧	Smaller Reporting Company⌧ Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‐Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $19,147,937, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

The number of shares of common stock outstanding as of March 21, 2021 was 2,845,103.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLEN BURNIE BANCORP

2020 ANNUAL REPORT ON FORM 10-K

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

MARKET AREA

The Bank considers its principal market area for lending and deposit products to consist of Anne Arundel County, Maryland. Anne Arundel County includes the suburbs of the City of Baltimore and maintains a diverse set of economic drivers such as a large international airport, the defense industry, a large number of large private sector employers as well as telecommunications, retail, and distribution operations. The population of Anne Arundel County has been growing steadily since 2000 and projected to continue such growth through 2021. The largest population demographic of Anne Arundel County is in the 20-44 age category. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at businesses located at or around the nearby Baltimore Washington International Airport. Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states. All of our revenue is generated within the United States.

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

The Bank’s interest rates, loan and deposit terms, and offered products and services are impacted, to a large extent, by competition. With respect to indirect lending, the Bank faces competition from other banks and the financing arms of automobile manufacturers. We compete in this area by offering competitive rates and responsive service to dealers. The Bank attempts to provide superior service within its community and to know, and facilitate services to its customers. It seeks commercial relationships with small to medium size businesses, which the Bank believes would welcome personal service and flexibility. The Bank believes its greatest competition comes from larger intra- and inter-state financial institutions.

STRATEGY

We operate on the premise that the consolidation activities in the banking industry have created an opportunity for a well-capitalized community bank to satisfy banking needs that are no longer being adequately met in the local market. Large national and regional banks are catering to larger customers and provide an impersonal experience, while typical community banks, because of their limited capacity, are able to meet the needs of many small-to-medium-sized businesses. Specifically, as a result of bank mergers, many banks in the Baltimore metropolitan area became local branches of large regional and national banks. Although size gave the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, we believe that these larger, national banks remain focused on a mass market approach which de-emphasizes personal contact and service. We also believe that the centralization of decision-making power at these large institutions has resulted in a lack of customer service. At many of these institutions, determinations are made at the out-of-state “home office" by individuals who lack personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution. We believe that this trend is ongoing, and continues to be particularly frustrating to owners of small and medium-sized businesses, business professionals and individual consumers who traditionally have been accustomed to dealing directly with a bank executive who had an understanding of their banking needs with the ability to deliver a prompt response.

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

The Bank also retains an outside, independent firm to review the loan portfolio. This firm performs a detailed annual review. We use the results of the firm’s report primarily to validate the risk ratings applied to loans in the portfolio and identify any systemic weaknesses in underwriting, documentation or management of the portfolio. Results of the annual review are presented to Executive Management, Audit Committee of the Board and the full Board of Directors and are available to and used by regulatory examiners when they review the Bank’s asset quality.

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

Indirect Automobile Lending

The Bank commenced its indirect lending program in January 1998. The Bank finances new and used automobiles for terms of no more than 72 months except for vehicles with original purchase prices greater than $60,000 which may be written for terms up to 84 months if approved by a Senior Loan Officer, CLO, CFO, CEO, or President. The Bank will lend a maximum of 90% of invoice on new vehicles. On used vehicles, the Bank will lend no more than 90% of the average retail value as defined by a major national publication approved by the Bank. The Bank requires all borrowers to obtain vendors single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses. The Bank originates indirect loans through a network of approximately 60 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

EMPLOYEES

At December 31, 2020, the Bank had 90 full-time equivalent employees. Neither the Company nor GBB currently has any employees. None of our employees are represented by a union or covered under a collective bargaining agreement. Management considers its employee relations to be excellent.

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

As a state-chartered bank with deposits insured by the FDIC but which is not a member of the Federal Reserve System (a “state non-member bank”), the Bank is subject to the supervision of the Maryland Commissioner of Financial Regulation (“Commissioner”) and the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors, and not for the protection of stockholders. The Commissioner and FDIC regularly examine the operations of the Bank, including but not limited to capital adequacy, assets, earnings, liquidity, sensitivity to market interest rates, reserves, loans, investments and management practices. In addition, the Bank is required to furnish quarterly Call Reports to the Commissioner and FDIC. The FDIC’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”), which is one of 11 regional banks in the Federal Home Loan Bank System. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership. As of December 31, 2020, the Bank was in compliance with this requirement.

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

As of December 31, 2020, we were in compliance with all applicable regulatory capital requirements.

Loans-to-One Borrower

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible loan losses.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital).  As of December 31, 2020, the Bank was in compliance with the loans-to-one-borrower limitations.

Prompt Corrective Action Regulations

The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2020, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”) includes provisions intended to enhance corporate responsibility and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws, and which increase penalties for accounting and auditing improprieties at publicly traded companies. The SOX generally applies to all companies that file or are required to file periodic reports with the SEC under the Exchange Act.

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

FDIC Deposit Insurance Assessment

The Dodd-Frank Act which was signed into law on July 21, 2010, changed how the FDIC calculates deposit insurance premiums payable by insured depository institutions. The Dodd-Frank Act directs the FDIC to calculate the deposit insurance assessments payable by each insured depository institution based generally upon the institution’s average total consolidated assets minus its average tangible equity during the assessment period. Previously, an institution’s assessments were based on the amount of its insured deposits. The minimum deposit insurance fund rate increased from 1.15% to 1.35% on September 30, 2020, and the cost of the increase is borne by depository institutions with assets of $10 billion or more. The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds.

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices (dollars in thousands):

	Year	Owned/		Approximate
	Opened	Leased	Book Value	Square Footage	Deposits
Main Office:
101 Crain Highway, S.E.	1953	Owned	$312	10,000	$95,395
Glen Burnie, MD 21061

Branches:
Odenton	1969	Owned	120	6,000	34,144
1405 Annapolis Road
Odenton, MD 21113

Riviera Beach	1973	Owned	164	2,500	37,274
8707 Ft. Smallwood Road
Pasadena, MD 21122

Crownsville	1979	Owned	329	3,000	72,379
1221 Generals Highway
Crownsville, MD 21032

Severn	1984	Owned	70	2,500	36,083
811 Reece Road
Severn, MD 21144

New Cut Road	1995	Owned	974	2,600	38,445
740 Stevenson Road
Severn, MD 21144

Linthicum	2005	Leased	50	2,500	22,608
Burwood Village Shopping Center
Glen Burnie, MD 21060

Severna Park	2002	Leased	29	2,184	13,292
534 Ritchie Highway
Severna Park, MD 21146

Operations Centers:
106 Padfield Blvd.	1991	Owned	620	16,200	N/A
Glen Burnie, MD 21061

103 Crain Highway, S.E.	2000	Owned	256	3,727	N/A
Glen Burnie, MD 21061

At December 31, 2020, the Bank owned one foreclosed real estate property under its subsidiary GBB Properties Inc.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers as of December 31, 2020.

NAME	AGE	POSITIONS

John D. Long	65	President and Chief Executive Officer
Andrew J. Hines	59	Executive Vice President and Chief Lending Officer
Jeffrey D. Harris	65	Senior Vice President and Treasurer and Chief Financial Officer
Michelle R. Stambaugh	61	Senior Vice President and HR Director
Donna L. Smith	58	Senior Vice President and Director of Branch and Deposit Operations

JOHN D. LONG was appointed President and Chief Executive Officer of the Company and the Bank effective April 1, 2016. From February 8, 2016 to that date, Mr. Long was Executive Vice President. From October 2014 until February 2016, Mr. Long was an independent consultant advising commercial banks.

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

DONNA L. SMITH was appointed Senior Vice President – Director of Retail Banking / Information/Physical Security Officer on October 26, 2015. In 2017 she was also appointed to Director of Branch and Deposit Operations. Prior to that, she was the SVP – Enterprise Risk Manager at Bay Bank.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized common stock consists of 15,000,000 shares, of which 2,842,040 shares are issued and outstanding as of December 31, 2020. The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”. As of February 26, 2021, there were 342 record holders of the Common Stock. The closing price for the Common Stock on that date was $11.00.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2020 and 2019 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2020			2019
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$7.98	$7.98	$0.10	$10.74	$10.61	$0.10
June 30,	8.49	8.49	0.10	11.10	10.94	0.10
September 30,	10.30	10.27	0.10	10.95	10.80	0.10
December 31,	11.00	10.76	0.10	11.50	11.50	0.10

A regular dividend of $0.10 was declared for stockholders of record on January 25, 2021, payable on February 8, 2021.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results, or refer to other matters that are not purely statements of historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. Further, factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Factors that might cause such differences include, but are not limited to:

●	changes in our plans and strategies and the results thereof;
●	the impact of acquisitions and other strategic transactions;
●	unexpected changes in the housing market, business markets, and/or general economic conditions in our market area;
●	unexpected changes in market interest rates or monetary policy;
●	the impact of new laws, regulations and governmental policies and guidelines that might require changes to our business model;
●	changes in laws, regulations and governmental policies and guidelines that might impact our ability to collect on outstanding loans or otherwise negatively impact our business;
●	higher than anticipated loan losses or the insufficiency of the allowance for credit losses;
●	our potential exposure to various types of market risks, such as interest rate risk and credit risk;
●	our ability to recover the fair values of available for sale securities;
●	our obligation to fund commitments to extend credit and unused lines of credit;
●	changes in consumer confidence, spending and savings habits relative to the services we provide;
●	continued relationships with major customers;
●	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;
●	the ability to continue to grow our business internally and through acquisition and successful integration of bank entities while controlling our costs;
●	changes in competitive, governmental, regulatory, accounting, technological and other factors that may affect us specifically or the banking industry generally, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”);
●	changes in our sources and availability of liquidity;
●	the impact of pending and future legal proceedings; and
●	losses that we may realize from off-balance sheet arrangements.

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

OVERVIEW

This section is intended to help investors understand the financial performance of the Company through a discussion of the factors affecting our financial condition at December 31, 2020 and 2019 and our results of operations for the years ended December 31, 2020 and 2019.  This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Net interest income was $12.2 million for the year ended December 31, 2020 and $12.6 million for the year ended December 31, 2019.  Total interest income decreased from $14.5 million in 2019 to $13.7 million in 2020, a 5.82% decrease.  Interest expense for 2020 totaled $1.5 million, a 21.38% decrease from $1.9 million in 2019.  Net income at December 31, 2020 was $1.7 and $1.6 million at December 31, 2019.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

General. For the year ended December 31, 2020, the Company reported consolidated net income of $1.7 million ($0.59 per basic and diluted earnings per share) compared to consolidated net income of $1.6 million ($0.57 per basic and diluted earnings per share) for the year ended December 31, 2019. The $69,000 increase in the 2020 consolidated net income as compared to 2019 was primarily due to a $574,000 increase in the negative provision for loan losses and $250,000 decrease in noninterest expenses, offset by decreases of $433,000 in net interest income and $283,000 in noninterest income. The increase in the negative provision for loan losses was due to decreases in qualitative factors driven by macro-economic conditions, a decrease in the size of the loan portfolio, and the overall credit-quality of the loan portfolio. Annualized return on average assets was 0.42% at December 31, 2020 compared to 0.41% at December 31, 2019. Annualized return on average equity was 4.49% and 4.55% at December 31, 2020 and 2019, respectively. The dividend payout ratio was 68% at December 31, 2020 and 71% at December 31, 2019. The equity to asset ratio was 8.84% and 9.27% at December 31, 2020 and 2019, respectively.

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

Consolidated net interest income for the year ended December 31, 2020 was $12.2 million and $12.6 million for the year ended December 31, 2019. Total interest income decreased from $14.5 million for 2019 to $13.7 million for 2020, an $845,000, or 5.82% decrease, primarily due to a $774,000 decrease in interest and fees on loans and a $221,000 decrease in interest on deposits with banks and federal funds sold, offset by a $150,000 increase in interest and dividends on securities.

Total interest expense decreased from $1.9 million in 2019 to $1.5 million in 2020, a $412,000 or a 21.38% decrease, primarily due to a $306,000 decrease in interest on deposits and $114,000 decrease in interest on short-term borrowings, offsetting an increase of $8,000 in interest on long-term borrowings. Net interest margin for the year ended December 31, 2020 was 3.18% compared to 3.39% for the year ended December 31, 2019.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2020	VS.		2019		2019	VS.	2018
	Change Due To:					Change Due To:
	Increase/					Increase/
(dollars in thousands)	Decrease	Rate		Volume		Decrease	Rate	Volume
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$(175)		$(190)		$15	$93	$14	$79

Investment securities:
Investment securities available for sale	150		(258)		408	(672)	(146)	(526)
Restricted equity securities	(47)		(43)		(4)	1	17	(16)
Total investment securities	103		(301)		404	(671)	(129)	(542)

Loans, net of unearned income
Consumer	(219)		(196)		(23)	(86)	67	(153)
Residential Real Estate	67		42		25	(68)	(9)	(59)
Indirect	(670)		63		(733)	538	218	320
Commercial	191		201		(10)	27	(5)	32
Commercial SBA PPP	107		—		107	—	—	—
Construction	(64)		(24)		(40)	29	62	(33)
Commercial Real Estate	(185)		(25)		(160)	(41)	34	(75)
Total net loans	(773)		61		(834)	399	367	32
Total interest-earning assets	$(845)		$(430)		$(415)	$(179)	$252	$(431)

LIABILITIES:
Interest-bearing deposits:
Interest-bearing checking and savings	$4		$0		$4	$(6)	$(6)	$—
Money market	—	—	—	—	—	—	—	—
Other time deposits	(308)		(166)		(142)	6	172	(166)
Total interest-bearing deposits	(304)		(166)		(138)	0	166	(166)
Borrowed funds	(108)		(86)		(22)	(175)	(45)	(130)
Total interest-bearing liabilities	$(412)		$(252)		$(160)	$(175)	$121	$(296)

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars In thousands)
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$16,159	$63	0.39%	$12,419	$237	1.90%

Investment securities:
Investment securities available for sale	88,088	1,579	1.79	65,315	1,429	2.19
Restricted equity securities	1,350	54	3.98	1,461	101	6.94
Total investment securities	89,438	1,633	1.83	66,776	1,530	2.29

Loans
Consumer	12,015	670	5.57	12,428	889	7.16
Residential Real Estate	81,765	3,758	4.60	81,214	3,691	4.55
Indirect	87,906	2,813	3.20	110,798	3,484	3.14
Commercial	12,736	992	7.79	12,856	801	6.23
Commercial SBA PPP	11,594	107	0.93	—	—	—
Construction	2,430	181	7.45	2,969	245	8.25
Commercial Real Estate	68,628	3,452	5.03	71,810	3,637	5.06
Total gross loans(1)	277,074	11,973	4.32	292,075	12,747	4.36
Total interest-earning assets	382,671	13,669	3.57	371,270	14,514	3.91
Cash and due from banks	2,258			2,634
Allowance for credit losses	(2,069)			(2,454)
Other assets	17,602			15,865
Total assets	$400,462			$387,315

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$120,356	69	0.06%	$112,990	65	0.06%
Money market	18,622	9	0.05	19,482	10	0.05
Certificates of deposit	74,667	965	1.29	85,627	1,274	1.49
Total interest-bearing deposits	213,645	1,043	0.49	218,099	1,349	0.62
Borrowed funds:
Federal funds purchased	1	—	—	137	5	3.30
PPPLF Term Funding	888	3	0.32	—	—	—
FHLB advances	23,428	469	2.01	25,436	573	2.25
Total interest-bearing liabilities	237,962	1,515	0.64	243,672	1,927	0.79

Non-interest-bearing deposits	122,749			106,466
Other liabilities	2,684			2,073

Stockholder's equity	37,067			35,104
Total liabilities and equity	$400,462			$387,315
Net interest income		$12,154			$12,587
Net interest spread			2.93%			3.12%
Net interest margin			3.18%			3.39%

1	Nonaccrual loans included in average balance.

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

During the year ended December 31, 2020, the Company recognized a negative loan loss provision of $0.7 million, compared to a negative loan loss provision of $0.1 million for loan losses for the year ended December 31, 2019. The decrease was primarily driven by decreases in qualitative factors driven by macro-economic conditions, a decrease in the size of the loan portfolio, and the overall credit-quality of the loan portfolio. No provision for loan losses on the Commercial SBA PPP loans was recognized as the SBA guarantees 100% of loans funded under the program. The allowance for loan losses was $1.5 million, or 0.58% of total loans at December 31, 2020, compared to $2.1 million, or 0.73% of total loans at December 31, 2019. At December 31, 2020, the allowance for loan losses equaled 32.6% of nonaccrual and past due loans compared to 49.8% at December 31, 2019. During the year ended December 31, 2020, the Company recorded net recoveries of $0.1 million compared to $0.4 million in net charge-offs during the year ended December 31, 2019.

Noninterest Income. Noninterest income includes service charges on deposit accounts, other fees and commissions, net gains on investment securities sold, and income on Bank Owned Life Insurance (“BOLI”). Noninterest income decreased from $1.3 million in 2019 to $1.0 million in 2020, a $0.3 million, or 21.85% decrease. The decrease was primarily due to $0.2 million lower ATM interchange fees related to the COVID-19 related cancellation of the Renaissance Festival.

Noninterest Expenses. Non-interest expenses decreased from $11.9 million in 2019 to $11.7 million in 2020, a $0.2 million or 2.09% decrease. Salary and employee benefits decreased by $0.1 million, or 1.22%, to $6.7 million at December 31, 2020, compared to $6.8 million at December 31, 2019 due to decreases in the number of employees and the cost of benefits. Occupancy and equipment expenses decreased to $1.2 million at December 31, 2020 from $1.4 million at December 31, 2019, a 12.74% decrease. The decrease was associated with lower investments in technology and infrastructure improvements in 2020. Legal, accounting and other professional fees decreased from $1.0 million in 2019 to $0.9 million in 2020, a $0.1 million, or 10.89%, decrease. Other expenses decreased to $1.2 million at December 31, 2020, compared to $1.5 million at December 31, 2019, a $0.3 million or 19.31% decrease. The decrease was primarily due to litigation costs and write-downs on OREO. Data processing and item processing services expense increased to $0.9 million at December 31, 2020 from $0.5 million at December 31, 2019, a $0.4 million or 77.65% increase. The increase is due to payment of 2019 core processing system implementation expenses in 2020. FDIC insurance costs increased by $0.1 million, or 41.98%, to $0.2 million at December 31, 2020, compared to $0.1 million at December 31, 2019. The increase was due to the application of small bank assessment credit in 2019.

Income Taxes. During the year ended December 31, 2020, the Company recorded an income tax expense of $0.49 million, compared to an income tax expense of $0.45 million for the year ended December 31, 2019, a $0.04 million or 8.63% increase. This increase was primarily due to $0.1 million higher income before taxes in 2020.

FINANCIAL CONDITION

Total assets increased by $34.5 million, or 8.97% to $419.5 million at December 31, 2020, compared to $384.9 million at December 31, 2019. The increase was primarily a result of increases in cash and investments due to deposit growth and loan balance declines. The Company’s participation in the PPP program had a further positive impact on the year-over-year growth.

Cash and cash equivalents at December 31, 2020 were $37.1 million compared to $13.3 million at December 31, 2019. At year end 2020, investment securities had increased 59.5% to $114.0 million compared to year end 2019. Total loans at December 31, 2020 were $252.3 million compared to $282.7 million at December 31, 2019. At December 31, 2020, total deposits were $349.6 million compared to $321.4 million at the end of 2019, an 8.77% increase during the period. Total borrowings were $29.9 million at December 31, 2020 compared to $25.0 million at December 31, 2019.

Net loans on December 31, 2020 included $9.9 million of loans funded under the SBA PPP.  These PPP loans directly benefitted the businesses and employees in our local communities.  The Company funded 133 PPP loans totaling approximately $17.4 million in the second quarter of 2020.  Unearned fees net of origination costs totaled $600,000 and are being accreted based on the estimated life of the loans.  The SBA began forgiving PPP loans in October 2020 at which point recognition of fee income was accelerated.

Cash

Cash and cash equivalents increased by $23.8 million primarily due to the receipt of borrowed funds under the PPP Loan Funding program in the amount of $9.9 million.  A decrease in loans net of deferred fees and costs in the amount of $30.4 million and increases in deposits in the amount of $28.2 million, offset by an increase in the investment portfolio in the amount of $42.6 million that drove the increase in 2020.

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

The investment portfolio consists primarily of U.S. Treasury securities, U.S. Government agency securities, residential mortgage-backed securities and state and municipal obligations. The income from state and municipal obligations may be taxable or tax-exempt from federal and state income tax. State and municipal obligations from the State of Maryland are exempt from state income taxes. We use the investment portfolio as a source of both liquidity and earnings. Management continuously evaluates investment options that will produce income without assuming significant credit or interest rate risk and looks for opportunities to use liquidity from maturing investments to reduce our use of high cost time deposits and borrowed funds.

During 2020, the Company’s investment securities portfolio totaled $114.0 million, a $42.6 million, or 59.54%, an increase from $71.5 million at December 31, 2019. This increase was primarily driven by $66.9 million of purchases of available for sale securities, offset by $26.3 million of paydowns and redemptions of investment securities.

The composition of investment securities, at carrying value, at December 31, 2020 and 2019 are presented in the following table:

	2020		2019
(dollars in thousands)	Amount	%	Amount	%
Available for sale securities:
U.S. Treasury	$—	—%	$500	0.6%
U.S. Government agency	33,045	29.0%	3,191	4.5%
Residential mortgage-backed securities	51,591	45.2%	55,320	77.4%
State and municipal	29,413	25.8%	12,475	17.5%
Total debt securities	$114,049	100.0%	$71,486	100.0%

At December 31, 2020, the Bank had no investments in securities of a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Maturities and weighted average yields for investment securities at December 31, 2020 are presented in the following table:

	2020

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Maturing Available for sale securities:
Within one year	$456	$461	2.49%
Over one to five years	2,071	2,110	2.05%
Over five to ten years	8,484	8,620	1.34%
Over ten years	101,343	102,858	1.91%
Total debt securities	$112,354	$114,049

________________________

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities were $1.2 million and $1.4 million at December 31, 2020 and 2019.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Consumer	$11,548	5%	$12,076	4%	$13,071	4%	$16,112	6%	$14,739	5%
Residential real estate	75,653	30	81,033	28	82,637	28	81,926	30	93,468	35
Indirect	74,644	29	102,384	36	116,698	39	85,186	32	71,656	27
Commercial	14,121	6	11,907	4	14,284	5	11,257	4	12,351	5
Commercial SBA PPP	9,912	4	—	—	—	—	—	—	—	—
Construction	900	0	3,317	1	2,317	1	3,536	1	4,397	2
Commercial real estate	66,994	26	74,021	27	70,113	23	73,595	27	68,447	26
Gross loans	253,772	100%	284,738	100%	299,120	100%	271,612	100%	265,058	100%
Allowance for credit losses	(1,476)		(2,066)		(2,541)		(2,589)		(2,484)
Net loans	$252,296		$282,672		$296,579		$269,023		$262,574

The Company’s net loan receivables decreased by $30.3 million to $252.3 million at December 31, 2020 from $282.7 million at December 31, 2019 primarily due to pay downs outpacing $55.8 million in new originations. This change in the composition of the loan portfolio resulted primarily from the $42.9 million decrease in consumer, indirect, residential real estate, commercial real estate and construction loans, offset by a $12.1 million increase in commercial and commercial SBA PPP (this new loan type is discussed at the beginning of this section and in Note 1. Nature of Business) and a $0.6 million decrease in the allowance for loan losses. As a specific strategy, the Company will increase the loan portfolio opportunistically through the addition of indirect consumer loans, which provide shorter-term loans. This strategy mitigates the negative impact on the net interest margin of the runoff of other loan product with higher yields.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2020. Demand loans and loans which have no stated maturity, are treated as due in one year or less.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total

	(dollars in thousands)
By Loan Category:
Consumer	$105	$486	$10,957	$11,548
Residential real estate	96	1,728	73,829	75,653
Indirect automobile	919	58,974	14,751	74,644
Commercial & industrial	741	1,590	11,790	14,121
Commercial SBA PPP	—	9,912	—	9,912
Construction	584	316	—	900
Commercial real estate	589	7,991	58,414	66,994
Total	3,034	80,997	169,741	253,772

By Rate Term:
Fixed rate	2,958	80,300	119,809	203,067
Adjustable rate	76	697	49,932	50,705
Total	$3,034	$80,997	$169,741	$253,772

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

Our current charge-off policy is as follows:

When the probability for full payment of a loan is unlikely, the Bank will initiate a full charge-off or a partial write-down of the asset based upon the status of the loan. The following guidelines apply:

●	Consumer loans less than $25,000 for which payments of principal and/or interest are past due ninety (90) days are charged-off and referred for collection. Consumer loans of $25,000 or more shall be evaluated for charge-off or partial write-down at the discretion of Bank management.
●	Any other loan over 120 days past due shall be evaluated for charge-off or partial write-down at the discretion of Bank management. Any non-consumer unsecured loan more than 180 days delinquent in payment of principal and/or interest (or sooner if deemed uncollectible) is charged-off in full.
●	If secured, a charge-off is made to reduce the loan balance to a level equal to the anticipated liquidation value of the collateral when payment of principal and/or interest is more than 180 days delinquent, or prior to that if deemed uncollectible.
●	Generally, real estate secured loans are charged-off on a deficiency basis after liquidation of the collateral. In some cases, Bank management may determine that a charge-off or write-down is appropriate prior to liquidation of the collateral, when the full loan balance is clearly uncollectible and some loss is anticipated. In order to make this determination, an updated evaluation or appraisal of the property is obtained.

The Bank experienced a $0.4 million or 9.2% increase in the total nonperforming loans in 2020. The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2020	2019	2018	2017	2016
(dollars in thousands)
Nonaccrual loans	$4,512	$4,127	$1,947	$3,270	$3,751
TDR loans excluding those in nonaccrual loans	-	-	204	217	229
Accruing loans past due 90+ days	18	21	26	60	36

Total nonperforming loans	4,530	4,148	2,177	3,547	4,016

Real estate acquired through foreclosure	575	705	705	114	114

Total nonperforming assets	$5,105	$4,853	$2,882	$3,661	$4,130

Nonperforming loans to gross loans	1.8%	1.5%	0.7%	1.3%	1.5%

Allowance for credit losses to nonperforming loans	32.6%	49.8%	116.7%	73.0%	61.8%

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased $0.2 million at December 31, 2020 from $4.9 million at December 31, 2019 to $5.1 million at December 31, 2020. Nonperforming assets represented 1.21% of total assets at December 31, 2020, compared to 1.26% at December 31, 2019. The level of nonperforming assets increased primarily due to the addition of commercial real estate loans that were not individually evaluated totaling $1.0 million, offset by the payoff of various nonperforming loans. Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.

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

The allowance was $1.5 million at December 31, 2020, compared to $2.1 million at December 31, 2019. The allowance as a percentage of total portfolio loans was 0.58% at December 31, 2020 and 0.73% at December 31, 2019.

During the year ended December 31, 2020, we recorded net recoveries of $0.10 million, compared to net charge offs of $0.36 million during the year ended December 31, 2019.

The following table reflects activity in the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(dollars in thousands)
Beginning Balance	$2,066	$2,541	$2,589	$2,484	$3,150

Loans charged-off
Consumer	—	69	208	96	18
Residential Real Estate	—	16	589	3	853
Indirect	392	504	341	458	677
Commercial	—	27	—	9	—
Construction	—	—	—	—	—
Commercial Real Estate	—	—	13	—	364
Total	392	616	1,151	566	1,912

Recoveries
Consumer	9	16	48	8	17
Residential Real Estate	266	5	2	27	34
Indirect	196	225	183	286	318
Commercial	20	10	14	—	9
Construction	—	—	—	—	—
Commercial Real Estate	—	—	—	14	—
Total	491	256	247	335	378

Net (recoveries) charge offs	(99)	360	904	231	1,534
Provisions for loan loss	(689)	(115)	856	336	686
Balance at end of year	$1,476	$2,066	$2,541	$2,589	$2,484

Allowance as a percentage of total loans at the end of the year	0.58%	0.73%	0.85%	0.95%	0.94%
Net (recoveries) charge offs as a percentage of average loans during the year	(0.04)%	0.12%	0.32%	0.09%	0.59%

The following table reflects the amount and percentage of loan loss allowance for each category for the periods indicated:

	At December 31,
	2020		2019		2018		2017		2016
		Percentage		Percentage		Percentage		Percentage		Percentage
		Of Loans		Of Loans		Of Loans		Of Loans		Of Loans
	Allowance	In Each	Allowance	In Each	Allowance	In Each	Allowance	In Each	Allowance	In Each
	For Each	Category To	For Each	Category To	For Each	Category To	For Each	Category To	For Each	Category To
Portfolio	Category	Total Loans	Category	Total Loans	Category	Total Loans	Category	Total Loans	Category	Total Loans
(dollars in thousands)
Consumer	$123	8.34%	$122	5.92%	$161	8.27%	$214	8.27%	$182	7.33%
Residential Real Estate	431	29.18	589	28.49	864	40.99	1,061	40.99	1,042	41.97
Indirect	574	38.86	917	44.37	988	29.90	774	29.90	693	27.90
Commercial	92	6.25	38	1.84	241	9.15	237	9.15	284	11.43
Construction	3	0.22	11	0.54	4	0.45	12	0.45	10	0.39
Commercial Real Estate	253	17.15	389	18.84	283	11.24	291	11.24	259	10.42
Unallocated	—	—	—	—	—	—	—	-	14	0.56
Total	$1,476	100.00%	$2,066	100.00%	$2,541	100.00%	$2,589	100.00%	$2,484	100.00%

Deposits

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities in Anne Arundel County. The Bank’s deposit products include savings accounts, money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA and SEP accounts and certificates of deposit. The Bank does not solicit brokered deposits. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders, night depositories, automated clearinghouse transactions, wire transfers, ATMs, electronic banking (telephone banking, online banking, bill pay, card control, mobile app, merchant source capture, mobile deposit capture, Zelle, etc.). The Bank is a member of the Accel(R) and MoneyPass(R) ATM networks.

The following deposit table presents the composition of deposits at December 31, 2020 and 2019:

	2020		2019		2020 vs 2019
	Amount in	% of	Amount in	% of	$	%
	thousands	Total	thousands	Total	Change	Change
Noninterest-bearing deposits	$132,626	37.9%	$107,158	33.3%	$25,468	23.8%

Interest-bearing deposits:
Checking	32,601	9.3%	32,171	10.0%	430	1.3%
Savings	97,036	27.8%	82,845	25.8%	14,191	17.1%
Money market	19,077	5.5%	17,253	5.4%	1,824	10.6%
Total interest-bearing checking, savings and money market deposits	148,714	42.6%	132,269	41.2%	16,445	12.4%

Time deposits under $100,000	40,010	11.4%	47,277	14.7%	(7,267)	(15.4)%
Time deposits of $100,00 or more	28,270	8.1%	34,736	10.8%	(6,466)	(18.6)%
Total time deposits	68,280	19.5%	82,013	25.5%	(13,733)	(16.7)%

Total interest-bearing deposits	216,994	62.1%	214,282	66.7%	2,712	1.3%

Total Deposits	$349,620	100.0%	$321,440	100.0%	$28,180	8.8%

Total deposits were $349.6 million at December 31, 2020, an increase of $28.2 million, or 8.8%, when compared to the $321.4 million recorded at December 31, 2019. Within the deposit base, noninterest bearing deposits balances increased $25.5 million, or 23.8%, interest bearing checking account balances increased $0.4 million, or 1.3%, interest bearing savings account balances increased by $14.2 million, or 17.1%, money market balances increased $1.8 million, or 10.6%, and time deposit balances decreased by $13.7 million, or 16.7%, when compared to the amounts at December 31, 2019.

The following table presents the maturity distribution for time deposits of $100,000 or more at December 31, 2020:

(dollars in thousands)	Amount
Three months or less	$2,414
Over three months through twelve months	12,884
Over twelve months through twenty-four months	4,612
Over twenty-four months	8,360
Total Time Deposits of $100,000 or More	$28,270

Borrowings

The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta, of which it is a member, to supplement funding from deposits. The Bank’s total credit availability is $107.7 million at December 31, 2020 and it may draw $38.6 million which is secured by a floating lien on the Bank’s residential first mortgage loans. There was a $5.0 million adjustable rate advance issued on July 27, 2020, which has a final maturity of December 27, 2021. This advance has a 0.386% interest rate at December 31, 2020, with interest payable quarterly. The proceeds of the adjustable rate advance were used to fund loan demand. There was a $5.0 million adjustable rate advance issued on August 24, 2020, which has a final maturity of December 24, 2021. This advance has a 0.33813% interest rate at December 31, 2020, with interest payable quarterly. The proceeds of the adjustable rate advance were used to fund loan demand. There was a $10.0 million adjustable rate advance issued on November 2, 2020, which has a final maturity of December 31, 2021. This advance had a 0.34388% interest rate at December 31, 2020, with interest payable quarterly. The proceeds of the adjustable advance were used to fund loan demand.

The pay-fixed swap executed November 1, 2017 is based on a $10.0 million notional amount, matures on October 30, 2022 (5 years) and has a floating received leg based on 3-month LIBOR and a fixed rate payment of 2.105%. The Bank also entered into two $5.0 million variable rate (3-month Libor) borrowings that were converted into a 2.235% and 2.246% fixed rate payment using a pay-fixed swap that matures on July 23, 2023 and August 22, 2023, respectively. The market value of the derivative contracts at December 31, 2020 was a loss of $949,000.

At December 31, 2020 the Bank borrowed $9.9 million at a fixed rate of 0.35% under the Federal Reserve’s Discount Window PPPLF program.

The Bank also had available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million and a Discount Window line of credit in the amount of $10.6 million at the Federal Reserve Bank of Richmond at December 31, 2020.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors. Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

Stockholders’ equity increased to $37.1 million at December 31, 2020, compared to $35.7 million at December 31, 2019. The $1.4 million , or 3.96%, increase for the year ended December 31, 2020 resulted primarily from $442,000 net unrealized losses on interest rate swap contracts, $535,000 increase in retained earnings, $130,000 stock issuances under the dividend reinvestment program, offset by a $1.2 million increase in net unrealized gains on the available for sale bond portfolio. The book value of the Company’s common stock was $13.05 at December 31, 2020 and $12.62 at December 31, 2019.

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

The rule imposes higher risk based capital and leverage requirements than those in place at the time the rule was issued. Specifically, the rule imposes the following minimum capital requirements to be considered adequately capitalized:

●	A new common equity Tier 1 risk based capital ratio of 4.50%;
●	A Tier 1 risk-based capital ratio of 6.00% (increased from the previous 4% requirement);
●	A total risk-based capital ratio of 8.00% (unchanged from previous requirements); and
●	A leverage ratio of 4.00%.

The rule also includes changes in what constitutes regulatory capital, some of which were subject to a transition period. These changes include the phasing out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Certain deferred tax assets over designated percentages of common stock are required to be deducted from capital, subject to a transition period. Finally, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized net gains and losses on available for sale debt and equity securities and all unrealized net gain or loss on defined benefit pension plan), subject to a transition period and a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in determining the Bank’s regulatory capital ratios.

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

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements.

The final rule became effective on January 1, 2015, and the requirements in the rule were fully phased-in by January 1, 2019.

For regulatory capital purposes as of March 31, 2015, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital. At December 31, 2020, none of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the Bank is required to maintain a minimum level of Tier 1 capital to average total assets excluding intangibles. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5.00%, but an individual institution could be required to maintain a higher level.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined). At December 31, 2020 and 2019, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Common Equity Tier 1 Capital	$36,442	13.09%	$12,532	4.50%	$18,101	6.50%
Total Risk-Based Capital	$37,951	13.63%	$22,278	8.00%	$27,848	10.00%
Tier 1 Risk-Based Capital	$36,442	13.09%	$16,709	6.00%	$22,278	8.00%
Tier 1 Leverage	$36,442	9.12%	$15,980	4.00%	$19,975	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Common Equity Tier 1 Capital	$35,693	12.47%	$12,878	4.50%	$18,602	6.50%
Total Risk-Based Capital	$37,797	13.21%	$22,895	8.00%	$28,619	10.00%
Tier 1 Risk-Based Capital	$35,693	12.47%	$17,171	6.00%	$22,895	8.00%
Tier 1 Leverage	$35,693	9.26%	$15,414	4.00%	$19,268	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $32.6 million at December 31, 2020. Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities. At December 31, 2020, we had $2.1 million in cash and due from banks, $35.0 million in interest-bearing deposits with banks and federal funds sold, and $114.0 million in investment securities available for sale.

The Bank also has external sources of funds through the Federal Reserve Bank and FHLB, which can be drawn upon when required. The Bank has a discount window line of credit with the Federal Reserve Bank totaling approximately $10.6 million and a line of credit totaling approximately $107.7 million with the FHLB of which $87.7 million was available to be drawn on December 31, 2020 based on qualifying loans and securities pledged as collateral.

At December 31, 2020, there were outstanding balances of $20.0 million under the Bank’s FHLB line of credit and $9.9 million under the Federal Reserve Bank’s PPPLF.

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.

Currently, we break-out our unfunded commitments into the following categories:

●	Unfunded Construction Commitments
●	Unfunded Commercial Lines of Credit and Other
●	Unfunded Home Equity LOC
●	Unfunded Demand Deposit Overdraft LOC
●	Committed Loans Which Have Not Closed
●	Letters of Credit

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2020, the Bank has accrued $32,881 as a reserve for loan losses on unfunded commitments, a decrease of $4,505 from the $37,386 accrued as of December 31, 2019. Unfunded commitments related to these financial instruments with off balance sheet risk, are included in other liabilities. The additional provision amount is included in ‘other expense’.

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

At December 31, 2020, we were in a neutral to slightly asset sensitive position. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	-15%	-10%	-10%	-15%
December 31, 2020	-7%	-5%	6%	15%
December 31, 2019	-10%	-6%	6%	11%

As shown above, measures of net interest income at risk were slightly more favorable at December 31, 2020 than at December 31, 2019 over a 12 month modelling period. All measures remained within prescribed policy limits, however, down interest-rate scenarios are less meaningful as our model cannot shock below zero.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	-15%	-10%	-10%	-15%
December 31, 2020	-37%	-26%	8%	12%
December 31, 2019	-11%	-3%	21%	38%

The EVE at risk declined at December 31, 2020 when compared to December 31, 2019 in the down interest rate shock levels and in the up interest rate shock levels. The Company’s economic value of equity has a negative effect in a declining interest rate environment and a positive effect in an increasing interest rate environment because the liabilities reprice at a much slower rate than our assets, and our interest earning assets are much greater than our interest-bearing liabilities. The Company’s economic value of equity worsens in declining interest rate environments as the majority of our liabilities cannot continue to decrease from their current levels thus the economic value of our liabilities and our assets both worsen in a declining rate environment i.e., given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.

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

Other significant accounting policies are presented in Note 1 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10K.  We have not substantively changed any aspect of our overall approach in the application of the foregoing policies.  However, the Financial Accounting Standards Board adopted a new accounting standard for determining the amount of our allowance for credit losses (ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) that will be adopted early for our fiscal year ending December 31, 2021, referred to as Current Expected Credit Loss ("CECL").  Implementation of CECL will require that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for loan losses in the period when the loans are booked.  Based on our fourth quarter parallel run, review of the portfolio, including the composition, characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, we believe that adoption of ASU 2016-13 will result in a material increase of approximately 107% to our allowance for credit losses.  This is consistent with our expectations given that our current portfolio is of shorter duration and commercially focused.  The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized.  Should these factors materially change, we may be required to increase or decrease our allowance for loan losses, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings.

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

Management (with the participation of the Company’s CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
23	Consent of TGM Group LLC (filed herewith)
31.1	Rule 15d-14(a) Certification by the Principal Executive Officer (filed herewith)
31.2	Rule 15d-14(a) Certification by the Principal Accounting Officer (filed herewith)
32	Certification by the Principal Executive Officer and Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 26, 2021	By:	/s/ John D. Long
John D. Long
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Long	President, Chief Executive Officer	March 26, 2021
John D. Long	and Director

/s/ Jeffrey D. Harris	Senior Vice President and Chief Financial Officer	March 26, 2021
Jeffrey D. Harris

/s/ John E. Demyan	Chairman of the Board and Director	March 26, 2021
John E. Demyan

/s/ Thomas Clocker	Director	March 26, 2021
Thomas Clocker

/s/ Julie M. Mussog	Director	March 26, 2021
Julie M. Mussog

/s/ F. W. Kuethe, III	Director	March 26, 2021
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 26, 2021
Charles Lynch

/s/ Andrew Cooch	Director	March 26, 2021
Andrew Cooch

/s/ Joan M. Rumenap	Director	March 26, 2021
Joan M. Rumenap

/s/ Mary Louise Wilcox	Director	March 26, 2021
Mary Louise Wilcox

/s/ Stanford D. Hess	Director	March 26, 2021
Stanford D. Hess

Glen Burnie Bancorp and Subsidiary

Consolidated Financial Statements

December 31, 2020

Herbert J. Geary III Ray J. Geiser Chris A. Hall Ronald W. Hickman Mark. Welsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Qualitative Factors used in the Allowance for Loan Losses – Refer to Notes 1 and 4 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 1 and 4 to the Company’s consolidated financial statements, the Company had a gross loan portfolio of approximately $254 million and related allowance for loan losses of approximately $1.5 million as of December 31, 2020. The allowance for loan losses includes a reserve for loans collectively evaluated for impairment of approximately $1.5 million and loans individually evaluated for impairment of approximately $11,000. The estimate of the collectively evaluated component of the allowance for loan losses considers the Company’s historical loss experience by loan segment. Each loan segment is reviewed and analyzed using the average historical charge-offs over the current and preceding four- year periods for their respective segments as well as adjusted for the qualitative factors.

These qualitative factors include changes in trends in volume and terms of loans, changes in loan concentrations, changes in the trends and severity of problem loans, current local and national economic conditions and trends including unemployment, changes in the banking industry including legal and regulatory requirements, changes in lending staff, policies and procedures, changes in the charge-offs and recoveries adjusted for rate and direction, changes in the trends and severity of findings and downgrades from independent loan reviews.

These qualitative factors serve to compensate for additional areas of uncertainty inherent in the portfolio that are not reflected in the Company’s historic loss experience.

We identified the qualitative factors used in the allowance for loan losses as a critical audit matter because of the necessary judgement applied by us to evaluate management’s significant estimates and subjective assumptions in determining qualitative adjustments.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the qualitative factors used in the allowance for loan losses included the following, among others:

●	We obtained an understanding of management’s processes for identifying relevant qualitative factors and quantifying related adjustments.

●	We evaluated the design of controls over management’s evaluation of the allowance related to the qualitative factors used in the allowance for loan losses, including controls addressing management’s review of the qualitative and quantitative analysis related to the qualitative risk factors.

●	We evaluated the of reasonableness of management’s judgments related to qualitative adjustments in comparison to management’s policies.

●	We considered whether qualitative factors were consistently applied period over period, where applicable.

●	We evaluated whether management factors were supported by evidence from internal and external sources and loan portfolio performance.

●	We analytically evaluated the allowance related to loans collectively evaluated for impairment by loan segment period over period for reasonableness against overall trends in the economy, industry, and loan portfolio performance.

We have served as the Company’s auditor since 1996.

Salisbury, Maryland

March 25, 2021

955 Mt. Hermon Road | Salisbury, MD 21804 | 410-742-1328 | 1-888-546-1574

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2020	2019

ASSETS
Cash and due from banks	$2,117	$2,420
Interest-bearing deposits in other financial institutions	34,976	10,870
Cash and Cash Equivalents	37,093	13,290
Investment securities available for sale, at fair value	114,049	71,486
Restricted equity securities, at cost	1,199	1,437
Loans, net of deferred fees and costs	253,772	284,738
Less: Allowance for loan losses	(1,476)	(2,066)
Loans, net	252,296	282,672
Real estate acquired through foreclosure	575	705
Premises and equipment, net	3,853	3,761
Bank owned life insurance	8,181	8,023
Deferred tax assets, net	142	672
Accrued interest receivable	1,302	961
Accrued taxes receivable	116	1,221
Prepaid expenses	318	406
Other assets	362	308
Total Assets	$419,486	$384,942

LIABILITIES
Noninterest-bearing deposits	$132,626	$107,158
Interest-bearing deposits	216,994	214,282
Total Deposits	349,620	321,440
Short-term borrowings	29,912	25,000
Defined pension liability	285	317
Accrued expenses and other liabilities	2,576	2,505
Total Liabilities	382,393	349,262

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,842,040 and 2,827,473 shares as of December 31, 2020 and December 31, 2019, respectively.	2,842	2,827
Additional paid-in capital	10,640	10,525
Retained earnings	23,071	22,537
Accumulated other comprehensive gain (loss)	540	(209)
Total Stockholders' Equity	37,093	35,680

Total Liabilities and Stockholders' Equity	$419,486	$384,942

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019

INTEREST INCOME
Interest and fees on loans	$11,973	$12,747
Interest and dividends on securities	1,579	1,429
Interest on deposits with banks and federal funds sold	117	338
Total Interest Income	13,669	14,514

INTEREST EXPENSE
Interest on deposits	1,043	1,349
Interest on short-term borrowings	464	578
Interest on long-term borrowings	8	—
Total Interest Expense	1,515	1,927

Net Interest Income	12,154	12,587

Provision for loan losses	(689)	(115)

Net interest income after provision for loan losses	12,843	12,702

NONINTEREST INCOME
Service charges on deposit accounts	176	255
Other fees and commissions	672	874
Gain on securities called or sold	6	3
Income on life insurance	158	163
Total Noninterest Income	1,012	1,295

NONINTEREST EXPENSE
Salary and employee benefits	6,743	6,826
Occupancy and equipment expenses	1,247	1,429
Legal, accounting and other professional fees	941	1,056
Data processing and item processing services	944	531
FDIC insurance costs	186	131
Advertising and marketing related expenses	88	107
Loan collection costs	126	107
Telephone costs	199	244
Other expenses	1,222	1,515
Total Noninterest Expenses	11,696	11,946

Income before income taxes	2,159	2,051

Income tax expense	491	452

NET INCOME	$1,668	$1,599

Basic and diluted net income per share of common stock	$0.59	$0.57

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Year Ended
	December 31,
	2020	2019

Net income	$1,668	$1,599

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain on securities during the period	1,646	2,040
Income tax expense relating to item above	(452)	(560)
Reclassification adjustment for gain on sales of securities included in net income	(3)	(2)
Net effect on other comprehensive income	1,191	1,478

Net unrealized (loss) gain on interest rate swap:
Net unrealized loss on interest rate swap during the period	(611)	(631)
Income tax benefit relating to item above	169	174
Net effect on other comprehensive loss	(442)	(457)

Other comprehensive income	749	1,021

Comprehensive income	$2,417	$2,620

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balances, December 31, 2018	$2,814	10,401	22,066	(1,230)	34,051

Net income	—	—	1,599	—	1,599
Cash dividends, $0.40 per share	—	—	(1,128)	—	(1,128)
Dividends reinvested under dividend reinvestment plan	13	124	—	—	137
Other comprehensive income	—	—	—	1,021	1,021

Balance, December 31, 2019	2,827	10,525	22,537	(209)	35,680
Net income	—	—	1,668	—	1,668
Cash dividends, $0.40 per share	—	—	(1,134)	—	(1,134)
Dividends reinvested under dividend reinvestment plan	15	115	—	—	130
Other comprehensive income	—	—	—	749	749

Balance, December 31, 2020	$2,842	$10,640	$23,071	$540	$37,093

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in the thousands)

	Year Ended
	December 31,
	2020	2019

Cash flows from operating activities:
Net income	$1,668	$1,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	59	932
Provision for loan losses	(689)	(115)
Deferred income taxes, net	245	333
Increase in cash surrender value of bank owned life insurance	(158)	(163)
Loss on writedown other real estate owned	130	—
Loss on write-down of Maryland Financial Bank stock	—	2
Net decrease in other assets	798	206
Net (increase) decrease in accrued expenses and other liabilities	(451)	198

Net cash provided by operating activities	1,602	2,992

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	26,323	32,584
Purchases of investment securities available for sale	(66,941)	(20,962)
Net redemption of Federal Home Loan Bank stock	238	1,041
Net decrease in loans	31,065	14,021
Purchases of premises and equipment	(573)	(336)

Net cash (used in) provided by investing activities	(9,888)	26,348

Cash flows from financing activities:
Net increase (decrease) in deposits	28,180	(1,013)
Increase (decrease) in short term borrowings	4,913	(30,000)
Cash dividends paid	(1,134)	(1,128)
Common stock dividends reinvested	130	137

Net cash provided by (used in) financing activities	32,089	(32,004)

Net increase (decrease) in cash and cash equivalents	23,803	(2,664)

Cash and cash equivalents at beginning of year	13,290	15,954

Cash and cash equivalents at end of year	$37,093	$13,290

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,599	$1,979
Income taxes (refunded) paid	(856)	160
Net decrease in unrealized depreciation on available for sale securities	1,646	2,040
Increase in unrealized depreciation on Swaps	(611)	(631)

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

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy and the markets in which the Company operates. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future country and state restrictions regarding virus containment. An extended period of global supply chain, workforce availability and economic disruption could materially affect the Company’s business, the results of operations, and financial condition. While this business disruption is expected to be temporary, the current circumstances change from one day to the next and the impacts of COVID-19 on the Company’s business operations, including the duration, its impact on assets, liabilities and net income, cannot be reasonably estimated at this time. During the second quarter of 2020, at the request of borrowers facing financial difficulties, the Bank modified and deferred payment on 225 loans totaling approximately $39.8 million in principal and approximately $598,800 in principal and interest payments. As of September 30, 2020, all deferred payment loans are again paying as agreed. In October 2020, the Company began processing payments for loans that have been forgiven under SBA guidelines. The COVID-19 pandemic had a negative material impact on the Company’s business, results of operations, financial position and cash flows in the fourth quarter of 2020, and this impact may continue into 2021 and beyond.

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

In response to the November and December 2020 holiday-driven resurgence of COVID-19 cases, all branch lobbies were closed on December 5, 2020. The Bank has been operating drive thru window services only at all locations since then. On December 26, 2020, the Glen Burnie and Riviera Beach branch locations closed their drive thru window sevices after employees from these locations tested positive for the virus. The employees from these branches were quarantined at that time. The branches were cleaned and disinfected on December 26 and 27, 2020 and remained vacant until the employees returned to work on January 4, 2021.

In response to the COVID-19 pandemic, Congress created, and on March 27, 2020 the President signed into law, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Included in the CARES Act was the creation of the Paycheck Protection Program (PPP) pursuant to which Small Business Administration (SBA) eligible lenders provide low-interest, SBA guaranteed loans to borrowers who meet the requirements of the PPP so that the borrowers can keep their workers on the payroll. To bolster the effectiveness of the PPP, the Federal Reserve System has supplied liquidity to participating financial institutions, including the Bank, through term financing backed by PPP loans to small businesses. The PPP Liquidity Facility (the “PPPL Facility”) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. To support the use of the PPPL Facility, the banking regulatory agencies are allowing banking organizations to exclude loans pledged as collateral to the PPPL Facility from a banking organization's total leverage exposure, average total consolidated assets, advanced approaches total risk-weighted assets, and standardized total risk-weighted assets, as applicable. The Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and Office of the Comptroller of the Currency issued an interim final rule on April 7, 2020, that allows banking organizations to neutralize the regulatory capital effects of participating in the PPPL Facility. In addition, loans made under the PPP receive a zero percent risk weight under the agencies' regulatory capital rules regardless of whether they are pledged as collateral to the PPPL Facility. However, such loans will be included in a banking organization's leverage ratio requirement unless they are pledged as collateral to the PPPL Facility. The Bank worked with existing customers to provide PPP loans, and between April 3, 2020 and May 21, 2020 the Bank approved, and obtained SBA approval, for 133 loan requests totaling $17.4 million under the PPP. These loans are listed as loan type Commercial SBA PPP loans in the Bank’s loan portfolio in “Note 4 – Loans and Allowance for Loan Losses” in this report. In October 2020, the Company began processing loans that have been forgiven under SBA guidelines.

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

Other Securities

Maryland Financial Bank Dissolution Trust ("the Trust"), is a "liquidating trust" for U.S. federal income tax purposes. The sole purpose of the Trust is to liquidate the remaining assets, resolve the remaining liabilities, and to distribute the net proceeds to the Trust's beneficiaries. This an equity interest that does not necessarily have a readily determinable fair value for purposes of the ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and lacks a market. This stock is accounted for as a cost-method investment.

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

From time to time, the Company will originate loans to facilitate the sale of other real estate owned (OREO). Such loans are accounted for using the installment method and any gain on sale is deferred. The Bank financed no sales of OREO for 2020 or 2019.

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

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired in partial or total satisfaction of debts previously contracted with the Company, generally through the foreclosure of loans. These properties are initially recorded at the net realizable value (fair value of collateral less estimated costs to sell). Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the allowance for loan losses. Subsequent declines in net realizable value identified from the ongoing analysis of such properties as well as gains and losses realized from the sale of OREO are recognized in current period earnings within noninterest expense as foreclosed property expense. The net realizable value of these assets is reviewed and updated as circumstances warrant. Loans transferred to OREO through foreclosure proceedings totaled $575,000 for the year ended December 31, 2020. There were no loans transferred to OREO for the year ended December 31, 2020.

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

Advertising Expense

Advertising costs, which we consider to be media and marketing materials, are expensed as incurred. We incurred $0.1 million in advertising expense during the years ended December 31, 2020 and 2019.

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

Other Comprehensive Income (Loss)

The Company records unrealized gains and losses on available for sale securities and cash flow hedges in accumulated other comprehensive income, net of taxes. Unrealized gains and losses on available for sale securities and cash flow hedges are reclassified into earnings as the gains or losses are realized upon sale of the securities and determination of the ineffective portion of the hedge. The credit component of unrealized losses on available for sale securities that are determined to be other-than-temporary impaired are reclassified into earnings at the time the determination is made.

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

ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13, as updated, was adopted on January 1, 2021. Through the date of adoption, we held working group meetings that included individuals from various functional areas relevant to the implementation of CECL. Additionally, an assessment of our primary modeling tool was completed, which enabled us to complete parallel runs utilizing second and third quarter 2020 data, during which preliminary operational procedures and internal controls were designed. Management's working group also validated the appropriateness of, among other things, management’s decisions regarding portfolio segmentation, life of loan considerations, and reasonable and supportable forecasting methodology. Based on our fourth quarter parallel run, review of the portfolio, including the composition, characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, we believe that adoption of ASU 2016-13 will result in a material increase of approximately 107% to our allowance for credit losses. This is consistent with our expectations given that our current portfolio is of shorter duration and commercially focused.

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

ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a Consensus of the Emerging Issues Task Force).”  In January 2020, the FASB issued ASU 2020-01, which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative.  The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect adoption to have a material impact on the consolidated financial statements.

ASU No. 2020-04, “Reference Rate Reform (Topic 848):  Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  The ASU provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate.  Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met.  An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination.  Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform.  The amendments in this ASU are effective for all entities upon issuance through December 31, 2022.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs.” The amendments in this update clarify the guidance for the reevaluation of whether a callable debt security’s amortized cost basis exceeds the amount repayable by the issuer at the next call date. The amendments in this update are effective beginning after December 15, 2020. The adoption of these amendments will not have a material effect on our consolidated financial statements.

ASU No. 2020-10, “Codification Improvements.” The ASU improves reporting consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections. It clarifies the application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The amendments are effective for annual periods beginning after December 15, 2020, and early application is permitted. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

Note 2. Restrictions on Cash and Amounts Due from Banks

At the beginning of the year the Bank was required to maintain cash balances on hand or with the Federal Reserve Bank based on average deposit liabilities.  On March 26, 2020 the Board of Governors of the Federal Reserve System set the reserve requirement ratios to zero percent and reserve requirements were no longer administered.  On December 22, 2020 the zero percent reserve requirement ratio was extended for three years.  At December 31, 2020 and 2019, the average reserve balances were $0.4 million and $1.5 million, respectively.

Note 3. Investment Securities

A summary of the amortized cost and market value of securities available for sale at December 31, 2020 and 2019 is as follows:

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collaterized mortgage obligations	$24,261	$396	$(14)	$24,643
Agency mortgage-backed securities	26,072	886	(10)	26,948
Municipal securities	28,675	740	(2)	29,413
U.S. Government agency securities	33,346	9	(310)	33,045
U.S. Treasury securities	—	—	—	—

Total securities available for sale	$112,354	$2,031	$(336)	$114,049

	At December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collaterized mortgage obligations	$27,618	$52	$(187)	$27,483
Agency mortgage-backed securities	27,823	149	(135)	27,837
Municipal securities	12,301	191	(17)	12,475
U.S. Government agency securities	3,195	1	(5)	3,191
U.S. Treasury securities	500	—	—	500

Total securities available for sale	$71,437	$393	$(344)	$71,486

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019:

	At December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collaterized mortgage obligations	$201	$—	$1,188	$(14)	$1,389	$(14)
Agency mortgage-backed securities	—	—	566	(10)	566	(10)
Municipal securities	851	(2)	—	—	851	(2)
U.S. Government agency securities	24,160	(308)	481	(2)	24,641	(310)

	$25,212	$(310)	$2,235	$(26)	$27,447	$(336)

	At December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collaterized mortgage obligations	$11,792	$(65)	$7,330	$(122)	$19,122	$(187)
Agency mortgage-backed securities	4,577	(20)	10,918	(115)	15,495	(135)
Municipal securities	1,806	(7)	864	(10)	2,670	(17)
U.S. Government agency securities	591	(5)	—	—	591	(5)

	$18,766	$(97)	$19,112	$(247)	$37,878	$(344)

At December 31, 2020 and 2019, the Company did not have any securities that had impairment charges.

The Company's investment securities portfolio consists primarily of debt securities issued by U.S. Government agencies, U.S. Government-sponsored agencies, state governments and local municipalities. There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2020 and December 31, 2019.

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

The Company held forty-two U.S. Government agency, four collateralized mortgage obligations, and two agency mortgage-backed securities that were in an unrealized loss position at December 31, 2020. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of OTTI on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2020.

All municipal securities held in the investment portfolio are reviewed on at least a quarterly basis for impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Maryland and Texas and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2020, the investment portfolio included one municipal securities that was in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

At December 31, 2020 and 2019, investment securities in the amount of approximately $0.9 and $0.8 million, respectively were pledged as collateral for interest rate swap contracts.

Unrealized losses on securities in the investment portfolio amounted to $0.3 million with a total fair value of $27.4 million as of December 31, 2020 compared to unrealized losses of $0.3 million with a total fair value of $37.9 million as of December 31, 2019. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

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

The following table presents investment securities by stated maturity at December 31, 2020. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	At December 31, 2020
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due within one year	$456	$461
Due over one to five years	1,380	1,409
Due over five to ten years	483	481
Due over ten years	59,702	60,107
Collaterized mortgage obligations	24,261	24,643
Agency mortgage-backed securities	26,072	26,948

Total securities available for sale	$112,354	$114,049

Proceeds from sales of available for sale securities prior to maturity totaled $21.4 million for the year ended December 31, 2019.  No investment securities were sold in 2020.  The Bank realized net gains of $6,000 and $3,000 for the years ended December 31, 2020 and 2019, respectively.  Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade.

Note 4. Loans and Allowance for Loan Losses

The following table sets forth the Company's gross loans by major categories as of December 31, 2020 and 2019:

	December 31,
(dollars in thousands)	2020	2019

Consumer	$11,548	$12,076
Residential real estate	75,653	81,033
Indirect	74,644	102,384
Commercial	14,121	11,907
Commercial SBA PPP	9,912	—
Construction	900	3,317
Commercial real estate	66,994	74,021
Total loans receivable	253,772	284,738
Allowance for loan losses	(1,476)	(2,066)
Net loans receivable	$252,296	$282,672

The Company disaggregates its loan portfolio into groups of loans with similar risk characteristics for purposes of estimating the allowance for loan losses and monitoring and assessing credit quality.

The Company's loan groups include consumer, residential real estate, indirect automobile, commercial, commercial SBA PPP, construction and commercial real estate. The Bank has an automotive indirect lending program where vehicle collateralized loans made by dealers to consumers are acquired by the Bank. The Bank’s indirect loan group included $74.6 million and $102.4 million of such loans at December 31, 2020 and 2019, respectively. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $9.9 million at December 31, 2020. This new loan type is discussed in “Note 1. Nature of Business.”

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Included in loans are loans due from directors, executive officers and other related parties of $0.3 million at December 31, 2020, and $0.4 million at December 31, 2019. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. The Board of Directors approves loans to directors, executive officers and other related parties to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2020 and 2019.

	December 31,
(dollars in thousands)	2020	2019

Balance at beginning of year	$371	$504
Additions	368	582
Repayments	(463)	(715)
Balance at end of year	$276	$371

Allowance for Loan Losses

To control and monitor credit risk, management has an internal credit process in place to determine whether credit standards are maintained along with in-house loan administration accompanied by oversight and review procedures. Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of problem credits. As part of the oversight and review process, the Company maintains an allowance for loan losses to absorb estimated and probable losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Bank has segmented the loan portfolio into the following classifications:

●	Consumer
●	Residential Real Estate
●	Indirect
●	Commercial
●	Construction
●	Commercial Real Estate

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

The analysis for determining the allowance is consistent with guidance set forth in GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. Pursuant to Bank policy, the allowance is evaluated quarterly by management and is based upon management's review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Each loan segment is reviewed and analyzed using the average historical charge-offs over the current and preceding four-year periods for their respective segments as well as the following qualitative factors:

●	Changes in asset quality including past due (30 - 89 days) loans, nonaccrual loans, classified assets, watch list loans all in relation to total loans. Also policy exceptions in relationship to loan volume.
●	Changes in the rate and direction of the loan volume of the portfolio.
●	Concentration of credit including the percentage, changes, and relative to goals.
●	Changes in macro-economic factors including the rates and direction of unemployment, median income and population.
●	Changes in internal factors including external loan review required reserve changes, internal review penetration, internal required reserve changes and weighted required reserve trends.
●	Changes in the charge offs and recoveries adjusted for rate and direction.

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

The following table presents the total allowance by loan segment:

December 31, 2020		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Balance, beginning of year	$122	$589	$917	$38	$—	$11	$389	$2,066
Charge-offs	—	—	(392)	—	—	—	—	(392)
Recoveries	9	266	196	20	—	—	—	491
Provision for loan losses	(8)	(424)	(147)	34	—	(8)	(136)	(689)

Balance, end of year	$123	$431	$574	$92	$—	$3	$253	$1,476

Individually evaluated for impairment:
Balance in allowance	$11	$—	$—	$—	$—	$—	$—	$11
Related loan balance	39	132	—	—	—	—	4,493	4,664

Collectively evaluated for impairment:
Balance in allowance	$112	$431	$574	$92	$—	$3	$253	$1,465
Related loan balance	11,509	75,521	74,644	14,121	9,912	900	62,501	249,108

December 31, 2019		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Balance, beginning of year	$161	$864	$988	$241	$—	$4	$283	$2,541
Charge-offs	(69)	(16)	(504)	(27)	—	—	—	(616)
Recoveries	16	5	225	10	—	—	—	256
Provision for loan losses	14	(264)	208	(186)	—	7	106	(115)

Balance, end of year	$122	$589	$917	$38	$—	$11	$389	$2,066

Individually evaluated for impairment:
Balance in allowance	$15	$—	$—	$—	$—	$—	$—	$15
Related loan balance	86	631	—	—	—	—	3,680	4,397

Collectively evaluated for impairment:
Balance in allowance	$107	$589	$917	$38	$—	$11	$389	$2,051
Related loan balance	11,990	80,402	102,384	11,907	—	3,317	70,341	280,341

Management believes the allowance for loan losses is at an appropriate level to absorb inherent probable losses in the portfolio.

The following table rolls forward the Company’s activity for nonaccrual loans during the years 2020 and 2019:

		Residential			Commercial
	Consumer	Real Estate	Indirect	Commercial	Real Estate	Totals
(dollars in thousands)
December 31, 2018	186	956	116	27	662	1,947
Transfers into nonaccrual	135	571	702	86	2,746	4,240
Loans paid down/payoffs	(55)	(782)	(76)	(86)	(269)	(1,268)
Loans returned to accrual status	(88)	—	(133)	—	—	(221)
Loans charged off	(41)	(17)	(486)	(27)	—	(571)

December 31, 2019	137	728	123	—	3,139	4,127
Transfers into nonaccrual	64	—	551	—	1,619	2,234
Loans paid down/payoffs	(67)	(557)	(104)	—	(152)	(880)
Loans returned to accrual status	—	—	(17)	—	(577)	(594)
Loans charged off	—	—	(375)	—	—	(375)

December 31, 2020	134	171	178	—	4,029	4,512

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

The following table provides information with respect to the Company's risk ratings by loan portfolio segment:

December 31, 2020		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Pass	$11,475	$75,482	$74,467	$14,121	$9,912	$900	$62,501	$248,857
Special mention	—	—	—	—	—	—	—	—
Substandard	73	171	61	—	—	—	4,493	4,798
Doubtful	—	—	116	—	—	—	—	116
Loss	—	—	—	—	—	—	—	—

	$11,548	$75,653	$74,644	$14,121	$9,912	$900	$66,994	$253,772

Nonaccrual	134	171	178	—		—	4,029	4,512
Troubled debt restructures	39	—	—	—	—	—	—	39
Number of TDRs accounts	1	—	—	—	—	—	—	1
Non-performing TDRs	39	—	—	—	—	—	—	39
Number of non-performing TDR accounts	1	—	—	—	—	—	—	1

December 31, 2019		Residential			Commercial		Commercial
(dollars in thousands)	Consumer	Real Estate	Indirect	Commercial	SBA PPP	Construction	Real Estate	Total

Pass	$11,939	$80,305	$102,261	$11,907	$—	$3,317	$70,341	$280,070
Special mention	—	—	—	—	—	—	—	—
Substandard	137	728	44	—	—	—	3,680	4,589
Doubtful	—	—	79	—	—	—	—	79
Loss	—	—	—	—	—	—	—	—

	$12,076	$81,033	$102,384	$11,907	$—	$3,317	$74,021	$284,738

Nonaccrual	137	728	123	—	—	—	3,139	4,127
Troubled debt restructures	41	—	—	—	—	—	—	41
Number of TDRs accounts	1	—	—	—	—	—	—	1
Non-performing TDRs	41	—	—	—	—	—	—	41
Number of non-performing TDR accounts	1	—	—	—	—	—	—	1

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

There were no new loans modified as TDRs for the years ended December 31, 2020 and 2019.

At December 31, 2020, the recorded investment in TDR’s reflected one loan in the amount of $38,711 which is on nonaccrual. At December 31, 2019, the recorded investment in TDR’s reflected one loan in the amount of $40,951 which was on nonaccrual.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans.

Asset Quality

The following table presents the loan portfolio segments summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2020 and 2019:

	n
			90 Days or
		30-89 Days	More and
December 31, 2020	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Consumer	$11,414	$—	$—	$134	$11,548
Residential Real Estate	73,715	1,749	18	171	75,653
Indirect	74,014	452	—	178	74,644
Commercial	14,121	—	—	—	14,121
Commercial SBA PPP	9,912	—	—	—	9,912
Construction	900	—	—	—	900
Commercial Real Estate	62,965	—	—	4,029	66,994

	$247,040	$2,201	$18	$4,512	$253,772

			90 Days or
		30-89 Days	More and
December 31, 2019	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Consumer	$11,865	$74	$—	$137	$12,076
Residential Real Estate	80,192	92	21	728	81,033
Indirect	101,605	656	—	123	102,384
Commercial	11,907	—	—	—	11,907
Commercial SBA PPP	—	—	—	—	—
Construction	3,317	—	—	—	3,317
Commercial Real Estate	70,882	—	—	3,139	74,021

	$279,768	$822	$21	$4,127	$284,738

Loans on which the accrual of interest has been discontinued totaled $4.5 million and $4.1 million at December 31, 2020 and 2019, respectively. The Bank recognizes interest income on non-accrual loans using a cash basis method for the time they are on non-accrual.  Interest income that was recognized on these non-accrual loans totaled $0.2 million and $0.1 million for the years ended December 31, 2020 and 2019. Loans past due 90 days or more and still accruing interest totaled $18,000, and $21,000 at December 31, 2020 and 2019, respectively. Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Nonaccrual loans with specific reserves at December 31, 2020 are comprised of:

Consumer – One loan to in the amount of $38,711 with $10,710 of specific reserves established for the loans.

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

		Unpaid	Interest		Average
December 31, 2020	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$28	$39	$2	$11	$50
Residential Real Estate	—	—	—	—	—
Indirect	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Total impaired loans with specific reserves	$28	$39	$2	$11	$50

Impaired loans with no specific reserve:
Consumer	$34	$34	$4	n/a	$44
Residential Real Estate	171	322	—	n/a	544
Indirect	178	178	10	n/a	226
Commercial	—	—	—	n/a	—
Construction	—	—	—	n/a	—
Commercial Real Estate	4,493	4,493	185	n/a	4,315
Total impaired loans with no specific reserve	$4,876	$5,027	$199	—	$5,129

		Unpaid	Interest		Average
December 31, 2019	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Consumer	$26	$41	$2	$15	$50
Residential Real Estate	—	—	—	—	—
Indirect	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—
Total impaired loans with specific reserves	$26	$41	$2	$15	$50

Impaired loans with no specific reserve:
Consumer	$96	$96	$8	n/a	$122
Residential Real Estate	728	1,497	14	n/a	1,928
Indirect	123	123	6	n/a	—
Commercial	—	—	—	n/a	—
Construction	—	—	—	n/a	—
Commercial Real Estate	3,680	3,680	81	n/a	3,845
Total impaired loans with no specific reserve	$4,627	$5,396	$109	—	$5,895

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful	December 31,
	lives	2020	2019

(dollars in thousands)

Land		$685	$685
Buildings	5-50 years	6,672	6,555
Equipment and fixtures	5-30 years	8,055	7,596
Construction in progress		99	103
Operating Lease Assets		623	745
		16,134	15,684
Accumulated depreciation		(12,281)	(11,923)

		$3,853	$3,761

Depreciation expense totaled $0.3 million for the years ended December 31, 2020 and 2019. Amortization of software totaled $0.1 million for the years ended December 31, 2020 and 2019.

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Bank leases its Severna Park and Linthicum branches. Minimum lease obligations under the Severna Park branch are $33,000 per year through September 2021. Minimum lease obligations under the Linthicum branch are $144,424 per year through December 2024, adjusted annually on a pre-determined basis. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Income from rent totaled $65,383 and $45,082 and rent expense totaled $173,593 and $165,459 for the years ended December 31, 2020 and 2019, respectively. The Bank uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised.

Future minimum payments of the Bank’s operating leases as of December 31, 2020 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2021	$185
2022	153
2023	156
2024	161
2025	3
Thereafter	2
Total	$660

Note 6. Federal Home Loan Bank and Short-term Borrowings

The Bank owned 11,965 shares of common stock of the FHLB at December 31, 2020. The Bank is required to maintain an investment of 0.09% of total assets with a dollar cap of $15.0 million, adjusted annually, plus 4.25% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 25% of the Bank’s total assets, or approximately $107.7 million at December 31, 2020. Short-term advances totaled $20.0 million under this credit arrangement at December 31, 2020. This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings approximated $24.3 million and $25.6 million for 2020 and 2019, respectively and the weighted average interest rate was 1.94% and 2.26%, respectively.

The Federal Home Loan Bank of Atlanta, convertible and adjustable advances total include the following:

A $5.0 million adjustable rate advance issued in 2020, which has a final maturity of December 27, 2021. This advance has a 0.39% interest rate at December 31, 2020, with interest payable quarterly. The proceeds of the adjustable rate advance were used to fund loans.

A $5.0 million adjustable rate advance issued in 2020, which has a final maturity of December 24, 2021. This advance has a 0.34% interest rate at December 31, 2020, with interest payable quarterly. The proceeds of the adjustable rate advance were used to fund loans.

A $10.0 million adjustable rate advance issued in 2020, which has a final maturity of December 31, 2021. This advance had a 0.34% interest rate at December 31, 2020, with interest payable quarterly. The proceeds of the adjustable advance were used to fund loans.

At December 31, 2020 the Bank borrowed $9.9 million at a fixed rate of 0.35% under the Federal Reserve’s Discount Window PPPLF program. The Bank also had available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million, and a Discount Window line of credit at the Federal Reserve Bank of Richmond in the amount of $10.6 million at December 31, 2020.

Derivatives

During the fourth quarter of 2017, the Company entered into interest rate swaps to manage interest rate risk. These derivative contract involves the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. These instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of this hedging instrument is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

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

As of December 31, 2020, the Company had three outstanding interest rate swaps designated as a cash flow hedges with an aggregate notional value of $20.0 million. The agreements have five year terms and stipulates that the counterparty will pay the Company interest at three-month LIBOR and the Company will pay fixed rates of interest at 2.105%, 2.235% and 2.246% on the $10.0 million, $5.0 million and $5.0 million notional amounts, respectively. These interest rate swaps of $10.0 million, $5.0 million and $5.0 million mature on October 2022, July 2023, and August 2023, respectively, and hedge three-month FHLB advances that will be renewed every year at the LIBOR interest rate at that time. The $10.0 million contract is an interest rate swap that became effective in November 2020 and the two $5.0 million contracts are interest rate swaps that became effective in July 2020 and August 2020. After-tax unrealized losses of $281,000, $204,000 and $204,000 were recognized in accumulated other comprehensive income for the year ended December 31, 2020 and unrealized losses of $94,000, $75,000 and $77,000 were recognized in accumulated other comprehensive income for the year ended December 31, 2019. There was no ineffective portion of these hedges. The Company pays or receives the net interest amount quarterly and includes this amount as part of FHLB advances interest expense on the consolidated income statements.

The cash flow hedges were determined to be fully effective during all periods presented. As such, no ineffectiveness has been included in net income.

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2020 and 2019:

					At December 31,
					2020		2019
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets/	Loss	Assets/	Loss
(dollars in thousands)	Amount	Rate	Rate	Term	Liabilities	AOCI	Liabilities	AOCI

Interest rate swap on FHLB advance	$10,000	2.105%	3M LIBOR	11/2017 - 10/2022	$(387)	$(281)	$(129)	$(94)

Interest rate swap on FHLB advance	5,000	2.235%	3M LIBOR	7/2018 - 7/2023	(281)	(204)	(102)	(75)

Interest rate swap on FHLB advance	5,000	2.246%	3M LIBOR	8/2018 - 8/2023	(281)	(204)	(105)	(77)

Total	$20,000				$(949)	$(689)	$(336)	$(246)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the year ended December 31, 2020 and the interest income recorded during the year ended December 31, 2019:

		Years Ended December 31,
(dollars in thousands)	Bank Position	2020	2019

Interest rate swap on FHLB advance	Pay fixed/receive variable	$(113)	$28

Interest rate swap on FHLB advance	Pay fixed/receive variable	(63)	9

Interest rate swap on FHLB advance	Pay fixed/receive variable	(65)	11

Total		$(241)	$48

The Bank is required to pledge securities as collateral for all swaps with dealer counterparties.  The fair value of cash or investment securities pledged as collateral by the Bank totaled $949,000 and $750,000 at and December 31, 2020 and 2019.

Note 7. Long-term Borrowings

The Bank had no long-term borrowings at December 31, 2020 and 2019.

Note 8. Deposits

The following table summarizes the major classifications of deposit balances as of the dates indicated:

	December 31,
	2020	2019

(dollars in thousands)
Noninterest-bearing deposits	$132,626	$107,158

Interest-bearing deposits:
Interest-bearing checking	32,601	32,171
Money Market	19,077	17,253
Savings	97,036	82,845
Time deposits, $100,000 or more	28,270	34,736
Time deposits below $100,000	40,010	47,277
Total interest- bearing deposits	216,994	214,282

Total Deposits	$349,620	$321,440

Interest expense on deposits for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019

(dollars in thousands)
Interest-bearing checking	$9	$8
Money Market	9	10
Savings	60	57
Time deposits, $100,000 or more	440	622
Time deposits below $100,000	525	652
Total Interest Expense	$1,043	$1,349

The Bank recognized $0.2 million and $0.3 million of fee income from deposits for the years ended December 31, 2020 and 2019.

At December 31, 2020, the scheduled maturities of time deposits are approximately as follows:

(dollars in thousands)	Amount
Maturing in:
2021	$37,252
2022	10,722
2023	5,743
2024	9,039
2025	4,172
2026 and thereafter	1,352
Total Time Deposits	$68,280

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2.8 million and $1.6 million at December 31, 2020 and 2019, respectively.

The Bank had no brokered deposits at December 31, 2020 and 2019.

Note 9. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2020 and 2019:

	2020	2019

(dollars in thousands)
Current income tax expense:
Federal	$89	$—
State	157	119

Total current tax expense	246	119

Deferred income tax expense:
Federal	217	291
State	28	42

Total deferred tax expense	245	333

Total Income tax expense	$491	$452

A reconciliation of income tax expense computed at the statutory rate of 21% at December 31, 2020 and December 31, 2019 to the actual income tax expense for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019

(dollars in thousands)
Income tax expense at federal statutory rate	$453	$431
(Decrease) increase resulting from:
Tax-exempt income	(75)	(72)
Bank owned life insurance	(33)	(34)
State income taxes, net of Federal income tax benefit	146	127
Other	—	—
Total income tax expense	$491	$452

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2020 and 2019 are as follows:

	2020	2019

(dollars in thousands)
Deferred income tax benefits:
Accrued deferred compensation	$78	$87
Allowance for credit losses	143	243
Net operating loss carryforward credits	—	153
Accumulated depreciation	(16)	(13)
Other real estate owned	36	—
Reserve for unfunded commitments	9	10
Accounting standard 310-20	(117)	(103)
Right of use asset	(171)	(205)
Lease liability	171	205
Accumulated securities premium accretion	214	215
Net unrealized depreciation on investment securities available for sale	(466)	—
Net unrealized loss on Swaps	261	80

Net deferred income tax benefits	$142	$672

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future. At December 31, 2020 and 2019, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes. We file income tax returns in the US federal jurisdictions.  We are no longer subject to US federal income tax examinations by tax authorities for years before 2017.

Income tax expense was $0.49 million and $0.45 million at December 2020 and 2019, respectively.

Note 10. Pension and Profit Sharing Plans

The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. Annual contributions, included in employee benefit expense, totaled $451,000 and $362,000 for the years ended December 31, 2020 and 2019, respectively.

Note 11. Other Benefit Plans

The Company is the owner and beneficiary of BOLI policies on certain current and former employees. Cash value totaled $8.2 million and $8.0 million at December 31, 2020 and 2019, respectively. Income on insurance investment totaled $0.2 for years ended 2020 and 2019.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees. Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 12. Other Noninterest Expenses

Other noninterest expenses include the following:

	Year Ended December 31,
	2020	2019
(dollars in thousands)
Loan related expenses	$115	$128
Other ATM expenses	77	168
Director, executive and audit committee fees and expenses	168	197
Postage, delivery and courier expenses	39	157
Stationery, printing and supplies	5	66
Office supplies expenses	54	70
Credit report fees	32	55
Dues and subscription fees	95	87
Examination and assessment fees	58	36
Federal Reserve and correspondent bank services	36	43
Foreclosed property expenses	147	65
Liability insurance	64	76
Other	332	367

Total Other Noninterest Expense	$1,222	$1,515

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	December 31,
	2020	2019
(dollars in thousands)
Loan commitments:
Other mortgage loans	$2,229	$2,816

Unused lines of credit:
Home-equity lines	$8,672	$7,825
Commercial lines	19,982	15,003
Unsecured consumer lines	678	654

	$29,332	$23,482

Letters of credit:	$1,044	$1,059

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2020, the Bank has accrued $32,881 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

Retained earnings from which dividends may not be paid without prior approval totaled approximately $21.2 million at December 31, 2020 and $21.4 million at December 31, 2019 based on the earnings restrictions and minimum capital ratio requirements noted below.

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

At December 31, 2020, shares of common stock reserved for issuance under the plan totaled 25,739.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend Reinvestment and Stock Purchase Plan

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2020 and 2019, shares of common stock purchased under the plan totaled 14,566 and 13,316, respectively. At December 31, 2020, shares of common stock reserved for issuance under the plan totaled 76,538.

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

At December 31, 2020, shares of common stock reserved for issuance under the plan totaled 183,348.

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

As of December 31, 2020 and 2019, the Bank was well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2020 and 2019, that the Bank met all capital adequacy requirements to which they were subject. The following table presents actual and required capital ratios as of December 31, 2020 and 2019 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 and December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Management has determined that the Company’s risk-based capital ratios are not materiality different than the Bank’s and are not reflected in the table below.

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Common Equity Tier 1 Capital	$36,442	13.09%	$12,532	4.50%	$18,101	6.50%
Total Risk-Based Capital	$37,951	13.63%	$22,278	8.00%	$27,848	10.00%
Tier 1 Risk-Based Capital	$36,442	13.09%	$16,709	6.00%	$22,278	8.00%
Tier 1 Leverage	$36,442	9.12%	$15,980	4.00%	$19,975	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Common Equity Tier 1 Capital	$35,693	12.47%	$12,878	4.50%	$18,602	6.50%
Total Risk-Based Capital	$37,797	13.21%	$22,895	8.00%	$28,619	10.00%
Tier 1 Risk-Based Capital	$35,693	12.47%	$17,171	6.00%	$22,895	8.00%
Tier 1 Leverage	$35,693	9.26%	$15,414	4.00%	$19,268	5.00%

Note 15. Earnings Per Common Share

The calculation of net income per common share for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended
	December 31,
	2020	2019
Basic earnings per share:
Net income	$1,667,741	$1,598,632
Weighted average common shares outstanding	2,835,037	2,821,608
Basic net income per share	$0.59	$0.57

Diluted earnings per share calculations were not required for 2020 and 2019 as there were no options outstanding at December 31, 2020 and 2019.

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

The following table presents the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2020 and 2019. Items that are not financial instruments are not included.

	December 31, 2020		December 31, 2019
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,117	$2,117	$2,420	$2,420
Interest-bearing deposits in other financial institutions	29,730	29,730	10,017	10,017
Federal funds sold	5,246	5,246	853	853
Investment securities available for sale	114,049	114,049	71,486	71,486
Investments in restricted stock	1,199	1,199	1,437	1,437
Ground rents	140	140	143	143
Loans, less allowance for credit losses	252,296	253,946	282,672	282,583
Accrued interest receivable	1,302	1,302	961	961
Cash value of life insurance	8,181	8,181	8,023	8,023

Financial liabilities:
Deposits	349,620	350,666	321,440	300,944
Short-term borrowings	29,912	29,935	25,000	25,386
Accrued interest payable	16	16	100	100
Unrecognized financial instruments:
Commitments to extend credit	31,561	31,561	26,297	26,297
Standby letters of credit	1,044	1,044	1,059	1,059

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
December 31, 2020	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$37,093	$37,093	$37,093	—	$—
Loans receivable, net	252,296	253,946	—	—	253,946
Cash value of life insurance	8,181	8,181	—	8,181	—
Financial instruments - Liabilities
Deposits	349,620	350,666	217,898	132,768	—
Short-term debt	29,912	29,935	—	29,935	—

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

Fair value measurements on a recurring and non-recurring basis at December 31, 2020 and 2019 are as follows:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
December 31, 2020
Recurring:
Securities available for sale
U.S. Treasury	$—	$—	$—	$—
State and Municipal	—	29,413	—	29,413
Mortgaged-backed	—	84,636	—	84,636
Interest rate swap	—	(949)	—	(949)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,893	4,893
OREO	—	575	—	575
	$—	$113,675	$4,896	$118,571
December 31, 2019
Recurring:
Securities available for sale
U.S. Treasury	$—	$500	$—	$500
State and Municipal	—	12,475	—	12,475
Mortgaged-backed	—	58,511	—	58,511
Interest rate swap	—	(336)	—	(336)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,638	4,638
OREO	—	705	—	705
	$—	$71,855	$4,641	$76,496

Securities available for sale and interest rate swaps are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Bank determines such fair values from independent appraisals. Based on these appraisals, management has applied a specific valuation allowance allocation of $11,000 and $15,000 in 2020 and 2019, respectively, to the impaired loans, which management considers to be level 3 inputs.

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

Other Noninterest Income.  Other noninterest income consists of:  fees, exchange, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams.  Fees and other service charges are primarily comprised of debit income, ATM fees, merchant services income, and other service charges.  Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks.  ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM.  Merchant services income mainly represents fees charged to merchants to process their debit card transactions, in addition to account management fees.  Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services.  The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion.  Payment is typically received immediately or in the following month.  Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment.

Note 19. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

___________________________________________Balance Sheets________________________________________

December 31,	2020	2019

(dollars in thousands)
Assets

Cash	$111	$43
Investment in The Bank of Glen Burnie	36,982	35,637

Total assets	$37,093	$35,680

Liabilities and Stockholders’ Equity

Stockholders’ equity:
Common stock	2,842	2,827
Surplus	10,640	10,525
Retained earnings	23,071	22,537
Accumulated other comprehensive income (loss), net of benefits	540	(209)
Total stockholders’ equity	37,093	35,680

Total liabilities and stockholders’ equity	$37,093	$35,680

__________________________________________Statements of Income___________________________________

Year Ended December 31,	2020	2019

(dollars in thousands)

Dividends and distributions from subsidiary	$1,265	$1,070
Other expenses	(236)	(206)
Income before income tax benefit and equity in undistributed net income of subsidiary	1,029	864
Income tax benefit	43	32
Change in undistributed equity of subsidiary	596	703

Net income	$1,668	$1,599

___________________________________Statements of Cash Flows_______________________________________

Year Ended December 31,	2020	2019

	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,668	$1,599
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	—	2
Change in undistributed equity of subsidiary	(596)	(703)

Net cash provided by operating activities	1,072	898

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	130	138
Dividends paid	(1,134)	(1,128)

Net cash used in financing activities	(1,004)	(990)

(Decrease) increase in cash	68	(92)

Cash, beginning of year	43	135

Cash, end of year	$111	$43

Note 20. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

__________________________________________2020__________________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,485	$3,349	$3,336	$3,499
Interest expense	313	353	398	451
Net interest income	3,172	2,996	2,938	3,048
Provision for credit losses	(427)	(669)	487	(80)
Net securities gains	6	—	—	—
Income before income taxes	712	1,232	(128)	343
Net income	547	949	(96)	268
Net income per share (basic and diluted)	$0.20	$0.33	$(0.03)	$0.09

___________________________________________2019______________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,641	$3,590	$3,574	$3,709
Interest expense	461	446	450	570
Net interest income	3,180	3,144	3,124	3,139
Provision for credit losses	(179)	(139)	30	173
Net securities gains	—	—	—	3
Income before income taxes	676	818	386	171
Net income	539	606	319	135
Net income per share (basic and diluted)	$0.19	$0.21	$0.11	$0.05

Note 21. Subsequent Events

The Bank early adopted ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”) during the first quarter of 2021 based on the application of the modified retrospective method for all financial assets measured at amortized cost primarily loans receivable and off-balance sheet credit exposures. The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”). The CECL methodology requires an estimate of the credit losses expected over the life of an exposure and it removes the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was deemed to be “incurred.” Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable generally accepted accounting principles. The Company recorded a decrease to retained earnings of $1,140,848 as of January 1, 2021 for the cumulative effect of adopting ASC 326.

The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was based. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

Under ASC 326-30, the Bank is required to use an allowance approach when recognizing credit loss for its Available-For-Sale (“AFS”) debt securities and will replace the quarterly OTTI analysis that is performed (Note 3. Investment Securities). The allowance is measured as the difference between the investment security’s amortized cost basis and the amount expected to be collected over the investment security’s lifetime. Specifically, the length of time the security has been in an unrealized loss position will no longer be used to determine whether a credit loss exists. Impairment must be evaluated at the individual security level during each reporting period, through a comparison of the present value of expected cash flows from the security with the amortized cost basis of the security. Using this approach each quarter, the Bank will record impairment related to credit losses through earnings offset with an allowance for credit losses account.