Form 10-Q
period 2021-03-31
GLEN BURNIE BANCORP
filed 2021-05-17
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2021 was 2,848,168.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,130	$2,117
Interest-bearing deposits in other financial institutions	38,344	34,976
Cash and Cash Equivalents	40,474	37,093

Investment securities available for sale, at fair value	134,897	114,049
Restricted equity securities, at cost	1,062	1,199

Loans, net of deferred fees and costs	246,853	253,772
Less: Allowance for credit losses(1)	(2,921)	(1,476)
Loans, net	243,932	252,296

Real estate acquired through foreclosure	575	575
Premises and equipment, net	3,793	3,853
Bank owned life insurance	8,219	8,181
Deferred tax assets, net	1,646	142
Accrued interest receivable	1,277	1,302
Accrued taxes receivable	75	116
Prepaid expenses	410	318
Other assets	364	362
Total Assets	$436,724	$419,486

LIABILITIES
Noninterest-bearing deposits	$147,822	$132,626
Interest-bearing deposits	221,101	216,994
Total Deposits	368,923	349,620

Short-term borrowings	31,244	29,912
Defined pension liability	290	285
Accrued expenses and other liabilities	2,792	2,576
Total Liabilities	403,249	382,393

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,845,104 and 2,842,040 shares as of March 31, 2021 and December 31, 2020, respectively.	2,845	2,842
Additional paid-in capital	10,670	10,640
Retained earnings	21,909	23,071
Accumulated other comprehensive (loss) gain	(1,949)	540
Total Stockholders' Equity	33,475	37,093

Total Liabilities and Stockholders' Equity	$436,724	$419,486
(1)	Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments – Credit Losses (“ASC 326”), such that the allowance calculation is based on current expected credit loss methodology (“CECL”). Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 5 “Loans Receivable and Allowance for Losses on Loans” for details.

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans	$2,637	$3,071
Interest and dividends on securities	505	381
Interest on deposits with banks and federal funds sold	19	47
Total Interest Income	3,161	3,499

INTEREST EXPENSE
Interest on deposits	168	325
Interest on short-term borrowings	116	126
Total Interest Expense	284	451

Net Interest Income	2,877	3,048

(Release)/provision for credit losses	(404)	(80)
Net interest income after release/provision	3,281	3,128

NONINTEREST INCOME
Service charges on deposit accounts	40	56
Other fees and commissions	169	159
Gain on securities sold/redeemed	—	1
Income on life insurance	38	39
Total Noninterest Income	247	255

NONINTEREST EXPENSE
Salary and benefits	1,630	1,705
Occupancy and equipment expenses	302	331
Legal, accounting and other professional fees	213	252
Data processing and item processing services	257	234
FDIC insurance costs	42	51
Advertising and marketing related expenses	22	25
Loan collection costs	6	67
Telephone costs	77	47
Other expenses	279	328
Total Noninterest Expenses	2,828	3,040

Income before income taxes	700	343

Income tax expense	106	75

NET INCOME	$594	$268

Basic and diluted net income per share of common stock	$0.21	$0.09

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net income	$594	$268

Other comprehensive (loss) income:

Net unrealized (loss) gain on securities available for sale:
Net unrealized (loss) gain on securities during the period	(3,574)	918
Income tax benefit (expense) relating to item above	983	(252)
Reclassification adjustment for gain on sales of securities included in net income	—	(1)
Net effect on other comprehensive (loss) income	(2,591)	665

Net unrealized gain (loss) on interest rate swaps:
Net unrealized gain (loss) on interest rate swap during the period	140	(696)
Income tax (expense) benefit relating to item above	(38)	191
Net effect on other comprehensive income (loss)	102	(505)

Other comprehensive (loss) income	(2,489)	160

Comprehensive (loss) income	$(1,895)	$428

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2019	$2,827	$10,525	$22,537	$(209)	$35,680

Net income	—	—	268	—	268
Cash dividends, $0.10 per share	—	—	(283)	—	(283)
Dividends reinvested under
dividend reinvestment plan	3	29	—	—	32
Other comprehensive income	—	—	—	160	160

Balance, March 31, 2020	$2,830	$10,554	$22,522	$(49)	$35,857

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2020	$2,842	$10,640	$23,071	$540	$37,093

Net income	—	—	594	—	594
Cash dividends, $0.10 per share	—	—	(284)	—	(284)
Dividends reinvested under
dividend reinvestment plan	3	30	—	—	33
Transition adjustment pursuant to adoption
of ASU 2016-3	—	—	(1,472)	—	(1,472)
Other comprehensive loss	—	—	—	(2,489)	(2,489)

Balance, March 31, 2021	$2,845	$10,670	$21,909	$(1,949)	$33,475

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$594	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	104	100
Amortization, and accretion of investment securities available for sale	107	62
Release for credit losses	(404)	(80)
Increase in cash surrender value of bank owned life insurance	(38)	(39)
Decrease (increase) in accrued interest receivable	25	(8)
Net (increase) decrease in other assets	(54)	166
Net increase in accrued expenses and other liabilities	(51)	(613)

Net cash provided by (used in) operating activities	283	(144)

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	4,938	3,878
Purchases of investment securities available for sale	(29,467)	(1,709)
Net sale of Federal Home Loan Bank stock	137	238
Net decrease in loans	7,194	7,711
Purchases of premises and equipment	(88)	(282)

Net cash (used in) provided by investing activities	(17,286)	9,836

Cash flows from financing activities:
Net increase in deposits	19,303	341
Increase (decrease) in short term borrowings	1,332	(5,000)
Cash dividends paid	(284)	(283)
Common stock dividends reinvested	33	31

Net cash provided by (used in) financing activities	20,384	(4,911)

Net increase in cash and cash equivalents	3,381	4,781

Cash and cash equivalents at beginning of year	37,093	13,290

Cash and cash equivalents at end of year	$40,474	$18,071

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$282	$456
Net income taxes paid (refunded)	65	(31)
Net (decrease) increase in unrealized appreciation on available for sale securities	(3,574)	918
Net decrease in unrealized depreciation on swaps	140	696

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2021 and December 31, 2020, the results of operations for the three-month period ended March 31, 2021 and 2020, and the statements of cash flows for the three-month period ended March 31, 2021 and 2020. The operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or any future interim period. The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021. The unaudited consolidated financial statements for March 31, 2021 and 2020, the consolidated balance sheet at December 31, 2020, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. Other than the adoption of the current expected credit loss (“CECL”) methodology discussed below, there have not been any significant changes in the Company's significant accounting policies.

Allowance for Credit Losses – Loans Receivable

Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), such that the allowance calculation is based on CECL methodology. Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 7 "Recent Accounting Pronouncements" and Note 5 "Loans Receivable and Allowance for Loan Losses" for details. The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

The ACL consists of the allowance for loan losses and the reserve for unfunded commitments. The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

Portfolio segment is defined as the level at which the Company develops and documents a systematic methodology to determine its ACL. The Company has designated three loan portfolio segments: loans secured by real estate, commercial and industrial loans and consumer loans. These loan portfolio segments are further disaggregated into classes, which represent loans of similar type, risk characteristics, and methods for monitoring and assessing credit risk. The loans secured by real estate portfolio segment is disaggregated into five classes: construction and land, farmland, family residential, multifamily, and commercial. The commercial and industrial portfolio segment is disaggregated into two classes: commercial and industrial, and SBA guaranty. The risk of loss for the commercial and industrial loan portfolio segment is generally most indicated by the credit risk rating assigned to each borrower. Commercial and industrial loan risk ratings are determined by experienced senior credit officers based on specific facts and circumstances and are subject to periodic review by an independent internal team of credit specialists. The consumer loan portfolio segment is disaggregated into two classes: consumer and automobile. The risk of loss for the consumer loan portfolio segment is generally most indicated by delinquency status and general economic factors. Each of the three loan portfolio classes may also be further segmented based on risk characteristics.

For most of our loan portfolio classes, the historical loss experience is determined using the Average Charge-Off Method. This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s net charge-offs over the lives of the loans. Average Charge-off uses historical values by period to calculate losses and then applies the historical average to future balances over the life of the account. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class. For certain loan portfolio classes, the Company determined there was not sufficient historical loss information to calculate a meaningful historical loss rate using the average charge-off methodology. For any such loan portfolio class, peer group history contributes to the Company’s weighted average loss history. The peer group data is included in the weighted average loss history that is developed for each loan pool.

The Company also considers qualitative adjustments to the historical loss rate for each loan portfolio class. The qualitative adjustments for each loan class consider the conditions over the period from which historical loss experience was based and are split into two components: 1) asset or class specific risk characteristics or current conditions at the reporting date related to portfolio credit quality, remaining payments, volume and nature, credit culture and management, business environment or other management factors and 2) reasonable and supportable forecast of future economic conditions and collateral values.

The Company performs a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans, risk rating migration, delinquencies, etc. The asset quality review is performed by management and the results are used to consider a qualitative overlay to the quantitative baseline.

When management deems it to be appropriate, the Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in each respective loan pool. These individually evaluated loans are removed from their respective pools and typically represent collateral dependent loans but may also include other non-performing loans or troubled debt restructurings (“TDRs”).

Allowance for Credit Losses – Held-to-Maturity Debt Securities

For held-to-maturity (“HTM”) debt securities, the Company is required to utilize a CECL methodology to estimate expected credit losses. The Company does not own any HTM debt securities. Therefore, the Company did not record an allowance for credit losses for these types of securities.

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC

326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of January 1, 2021, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $31.8 million at March 31, 2021. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

Reclassifications

Certain items in the 2020 consolidated financial statements have been reclassified to conform to the 2021 classifications. The reclassifications had no effect on previously reported results of operations or retained earnings.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses (the “ACL”); the fair value of financial instruments, such as loans and investment securities; benefit plan obligations and expenses; and the valuation of deferred tax assets and liabilities.

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

	Three Months Ended
	March 31,
	2021	2020
Basic and diluted earnings per share:
Net income	$593,993	$268,384
Weighted average common shares outstanding	2,843,775	2,829,375
Basic and dilutive net income per share	$0.21	$0.09

Diluted earnings per share calculations were not required for the three-month period ended March 31, 2021 and 2020, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at March 31, 2021 or December 31, 2020. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at March 31, 2021 or December 31, 2020.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at March 31, 2021 and December 31, 2020:

	At March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$26,747	$349	$(76)	$27,020
Agency mortgage-backed securities	34,993	606	(329)	35,270
Municipal securities	30,962	384	(349)	30,997
U.S. Government agency securities	44,074	—	(2,464)	41,610

Total securities available for sale	$136,776	$1,339	$(3,218)	$134,897

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$24,261	$396	$(14)	$24,643
Agency mortgage-backed securities	26,072	886	(10)	26,948
Municipal securities	28,675	740	(2)	29,413
U.S. Government agency securities	33,346	9	(310)	33,045

Total securities available for sale	$112,354	$2,031	$(336)	$114,049

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020 are as follows:

March 31, 2021	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$2,749	$(66)	$1,136	$(10)	$3,885	$(76)
Agency mortgage-backed securities	13,534	(319)	555	(10)	14,089	(329)
Municipal securities	20,188	(349)	—	—	20,188	(349)
U.S. Government agency securities	41,142	(2,462)	468	(2)	41,610	(2,464)
	$77,613	$(3,196)	$2,159	$(22)	$79,772	$(3,218)

December 31, 2020	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$201	$—	$1,188	$(14)	$1,389	$(14)
Agency mortgage-backed securities	—	—	566	(10)	566	(10)
Municipal securities	851	(2)	—	—	851	(2)
U.S. Government agency securities	24,160	(308)	481	(2)	24,641	(310)
	$25,212	$(310)	$2,235	$(26)	$27,447	$(336)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of March 31, 2021. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At March 31, 2021, the Company recorded unrealized losses in its portfolio of debt securities totaling $3,218,000 related to 116 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

At December 31, 2020, the Company recorded unrealized losses in its portfolio of debt securities totaling $336,000 related to 49 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

Shown below are contractual maturities of debt securities at March 31, 2021. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2021

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$453	$456	2.00%
Over one to five years	2,042	2,074	1.99%
Over five to ten years	11,565	11,603	1.30%
Over ten years	122,716	120,764	1.96%
Total debt securities	$136,776	$134,897

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

The Company currently manages its credit products and the respective exposure to loan losses by specific portfolio segments and classes, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan losses.  The Company believes each portfolio segment has unique risk characteristics.  The Company's loans held for investment is divided into three portfolio segments:  loans secured by real estate, commercial and industrial loans, and consumer loans.  Each of these segments is further divided into loan classes for purposes of estimating the allowance for credit losses.

For additional information, including the accounting policies and CECL methodology used to estimate the allowance for credit losses, see Note 2 “Basis of Presentation” and Note 7 “Recent Accounting Pronouncements.”

The following table is a summary of loans receivable by loan portfolio segment and class.

	March 31,		December 31,
	2021		2020
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$3,174	1	$2,553	1
Farmland	349	—	350	—
Single-family residential	82,820	34	82,520	33
Multi-family	6,069	2	6,105	2
Commercial	55,723	23	57,027	23
Total loans secured by real estate	148,135		148,555
Commercial and Industrial
Commercial and industrial	9,521	4	10,800	4
SBA guaranty	7,192	3	7,200	3
Comm SBA PPP	11,244	5	9,912	4
Total commercial and industrial loans	27,957		27,912
Consumer Loans
Consumer	2,482	1	3,063	1
Automobile	68,279	27	74,242	29
Total consumer loans	70,761		77,305

Loans, net of deferred fees and costs	246,853	100	253,772	100
Less: Allowance for loan losses	$(2,921)		$(1,476)
Loans, net	243,932		252,296

The Bank’s net loans totaled $243.9 million at March 31, 2021, compared to $252.3 million at December 31, 2020, a decrease of $8.4 million, or 3.32%. Construction and land loans increased from $2.6 million at December 31, 2020 to $3.2 million at March 31, 2021, a decrease of $0.6 million, or 24.34%. Farmland loans decreased by $0.1 million, or 0.42%, from $0.4 million at December 31, 2020 to $0.3 million at March 31, 2021. Single-family residential loans increased from $82.5 million at December 31, 2020 to $82.8 million at March 31, 2021, an increase of $0.3 million, or 0.36%. Multi-family residential loans were $6.1 million at March 31, 2021 and December 31, 2020. Commercial real estate loans decreased by $1.3 million to $55.7 million at March 31, 2021 from $57.0 million at December 31, 2020, a decrease of 2.29%. Commercial and industrial loans decreased by $1.3 million, or 11.84%, to $9.5 million at March 31, 2021 compared to $10.8 million at December 31, 2021. SBA guaranty loans were $7.2 million at March 31, 2021 and December 31, 2020. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $11.2 million at March 31, 2021 compared to $9.9 million at December 31, 2020, an increase of $1.3 million or 13.44%. This loan type is discussed in “Item 5. Other Information.” Consumer loans decreased by $0.6 million, or 18.97% to $2.5 million at March 31, 2021, compared to $3.1 million at December 31, 2020. Automobile loans decreased from $74.2 million at December 31, 2020 to $68.3 million at March 31, 2021, a decrease of $6.0 million or 8.03%.

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

On January 1, 2021, the Company early adopted ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”) which replaces the “incurred loss approach” for estimating credit losses with an expected loss methodology. The incurred loss model delayed the recognition of credit losses until it was probable that a loss had occurred, while the CECL model requires the immediate recognition of expected credit losses over the contractual term for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects the Company’s estimates of the allowance for credit losses for our loan portfolio and the reserve for our off-balance sheet credit exposures related to loan commitments. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance, based on evaluations of the collectability of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations are performed for each class of loans and take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral securing the loans and current economic conditions and trends that may affect the borrowers’ ability to pay. For example, delinquencies in unsecured loans and indirect automobile installment loans will be reserved for at significantly higher ratios than loans secured by real estate. Finally, the Company considers forecasts about future economic conditions or changes in collateral values that are reasonable and supportable. Based on that analysis, the Bank deems its allowance for loan losses in proportion to the total nonaccrual loans and past due loans to be sufficient.

As a result of the adoption of ASC 326 in the first quarter of 2021, with an effective date of January 1, 2021, there is a lack of comparability in both the allowance and provisions for credit losses for the periods presented. Results for reporting periods beginning after January 1, 2021 are presented using the CECL methodology, while comparative period information continues to be reported in accordance with the incurred loss methodology in effect for prior years.

Transactions in the allowance for credit losses for the three months ended March 31, 2021 and the year ended December 31, 2020 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
March 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476
Impact of ASC 326 adoption	16	9	854	63	199	120	(6)	—	46	273	1,574
Charge-offs	—	—	—	—	—	—	—	—	—	(81)	(81)
Recoveries	—	—	275	—	—	—	—	—	—	81	356
Provision for loan losses	7	(1)	(272)	—	(8)	(19)	(1)	—	(11)	(99)	(404)

Balance, end of quarter	$32	$10	$1,370	$102	$409	$168	$41	$—	$46	$743	$2,921

Individually evaluated for impairment:
Balance in allowance	$—	$—	$11	$—	$—	$—	$—	$—	$—	$—	$11
Related loan balance	—	—	38	—	—	—	—	—	—	—	38

Collectively evaluated for impairment:
Balance in allowance	$32	$10	$1,359	$102	$409	$168	$41	$—	$46	$743	$2,910
Related loan balance	3,174	349	82,782	6,069	55,723	9,521	7,192	11,244	2,482	68,279	246,815

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2020	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$24	$2	$849	$40	$241	$69	$25	$—	$11	$805	$2,066
Charge-offs	—	—	—	—	—	—	—	—	—	(392)	(392)
Recoveries	—	—	266	—	—	20	—	—	6	199	491
Provision for loan losses	(15)	—	(602)	(1)	(23)	(22)	23	—	(6)	(43)	(689)

Balance, end of the year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476

Individually evaluated for impairment:
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—	$11	$—	$11
Related loan balance	—	—	132	—	—	4,493	—	—	39	—	4,664

Collectively evaluated for impairment:
Balance in allowance	$9	$2	$513	$39	$218	$67	$48	$—	$—	$569	$1,465
Related loan balance	2,553	350	82,388	6,105	57,027	6,307	7,200	9,912	3,024	74,242	249,108

	March 31,	March 31,
(dollars in thousands)	2021	2020
Average loans	$248,920	$281,335
Net charge offs to average loans (annualized)	(0.44)%	0.10%

During the three-month period ended March 31, 2021, loans to 8 borrowers and related entities totaling approximately $81,000 were determined to be uncollectible and were charged off. During the three-month period ending March 31, 2020, loans to 14 borrowers and related entities totaling approximately $125,000 were determined to be uncollectible and were charged off.

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

As of March 31, 2021, and 2020, the Bank had outstanding commitments totaling $31.8 million and $31.2 million, respectively. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended
	Ended March 31,
(dollars in thousands)	2021	2020
Beginning balance	$33	$37
Impact of ASC 326 adoption	457	—
Reduction of unfunded reserve	(12)	—
Provisions charged to operations	—	13

Ending balance	$478	$50

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2021.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At March 31, 2021			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$3,174	$—	$—	$—	$3,174
Farmland	349	—	—	—	349
Single-family residential	82,616	51	16	137	82,820
Multi-family	6,069	—	—	—	6,069
Commercial	51,212	345	—	4,166	55,723
Total loans secured by real estate	143,420	396	16	4,303	148,135
Commercial and Industrial
Commercial and industrial	9,521	—	—	—	9,521
SBA guaranty	7,192	—	—	—	7,192
Comm SBA PPP	11,244	—	—	—	11,244
Total commercial and industrial loans	27,957	—	—	—	27,957
Consumer Loans
Consumer	2,481	1	—	—	2,482
Automobile	67,919	221	—	139	68,279
Total consumer loans	70,400	222	—	139	70,761

	$241,777	$618	$16	$4,442	$246,853

At December 31, 2020			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$2,553	$—	$—	$—	$2,553
Farmland	350	—	—	—	350
Single-family residential	82,232	—	18	270	82,520
Multi-family	6,105	—	—	—	6,105
Commercial	52,245	753	—	4,029	57,027
Total loans secured by real estate	143,485	753	18	4,299	148,555
Commercial and Industrial					—
Commercial and industrial	10,800	—	—	—	10,800
SBA guaranty	7,200	—	—	—	7,200
Comm SBA PPP	9,912	—	—	—	9,912
Total commercial and industrial loans	27,912	—	—	—	27,912
Consumer Loans					—
Consumer	3,028	1	—	34	3,063
Automobile	73,551	512	—	179	74,242
Total consumer loans	76,579	513	—	213	77,305
					0
	$247,976	$1,266	$18	$4,512	$253,772

The balances in the above charts have not been reduced by the allowance for credit losses. For the period ending March 31, 2021, the allowance for loan loss is $2.9 million. For the period ending December 31, 2020, the allowance for loan loss is $1.5 million.

Non-accrual loans with specific reserves at March 31, 2021 are comprised of:

Consumer loans – One loan to one borrower that totaled $37,961 with specific reserves of $10,589 established for the loan, which was also a troubled debt restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2021 and December 31, 2020.

March 31, 2021		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	27	38	1	11	49
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	27	38	1	11	49
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$27	$38	$1	$11	$49

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	99	99	—	n/a	100
Multi-family	—	—	—	n/a	—
Commercial	4,166	4,166	286	n/a	4,777
Total loans secured by real estate	4,265	4,265	286	—	4,877
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	139	139	2	n/a	149
Total consumer loans	139	139	2	n/a	149
Total impaired loans with no specific reserve	$4,404	$4,404	$288	$—	$5,027

December 31, 2020		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	28	39	2	11	50
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	28	39	2	11	50
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$28	$39	$2	$11	$50

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	171	322	—	n/a	544
Multi-family	—	—	—	n/a	—
Commercial	4,493	4,493	185	n/a	4,315
Total loans secured by real estate	4,664	4,815	185	—	4,859
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	34	34	4	n/a	43
Automobile	178	178	10	n/a	227
Total consumer loans	212	212	14	n/a	270
Total impaired loans with no specific reserve	$4,876	$5,027	$199	$—	$5,129

	March 31,	December 31,
(dollars in thousands)	2021	2020

Troubled debt restructured loans	$38	$39
Non-accrual and 90+ days past due and still accruing loans to average loans	1.79%	1.63%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	65.5%	32.6%

At March 31, 2021, there was one troubled debt restructured loan consisting of a consumer loan in the amount of $37,961. The consumer loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the three months ended March 31, 2020 and 2021.

	Loans Secured By Real Estate			Consumer Loans
	Single-family
(dollars in thousands)	Residential	Multi-family	Commercial	Consumer	Automobile	Total

December 31, 2019	$790	$24	$3,139	$51	$123	$4,127
Transfers into nonaccrual	—	—	—	—	177	177
Loans paid down/payoffs	(11)	(4)	(32)	(5)	(22)	(74)
Loans returned to accrual status	—	—	—	—	(17)	(17)
Loans charged off	—	—	—	—	(125)	(125)

March 31, 2020	$779	$20	$3,107	$46	$136	$4,088

December 31, 2020	$270	$—	$4,029	$34	$179	$4,512
Transfers into nonaccrual	—	—	574	—	69	643
Loans paid down/payoffs	(133)	—	(437)	(1)	(27)	(598)
Loans returned to accrual status	$—	$—	$—	$(33)	$—	$(33)
Loans charged off	—	—	—	—	(82)	(82)

March 31, 2021	$137	$—	$4,166	$—	$139	$4,442

Other Real Estate Owned. At March 31, 2021 and December 31, 2020, the Company had $575,000 in real estate acquired in partial or total satisfaction of debt. All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment at March 31, 2021 and December 31, 2020:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
March 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$3,174	$349	$82,721	$6,069	$51,557	$9,521	$7,192	$11,244	$2,482	$68,140	$242,449
Special mention	—	—	—	—	559	—	—	—	—	—	559
Substandard	—	—	99	—	3,607	—	—	—	—	88	3,794
Doubtful	—	—	—	—	—	—	—	—	—	51	51
Loss	—	—	—	—	—	—	—	—	—	—	—

	$3,174	$349	$82,820	$6,069	$55,723	$9,521	$7,192	$11,244	$2,482	$68,279	$246,853

Nonaccrual	$—	$—	$137	$—	$4,166	$—	$—	$—	$—	$139	$4,442
Troubled debt restructures	$—	$—	$38	$—	$—	$—	$—	$—	$—	$—	$38
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$38	$—	$—	$—	$—	$—	$—	$—	$—
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2020	Construction		Singlefamily			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multifamily	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$2,553	$350	$82,310	$6,105	$52,534	$10,800	$7,200	$9,912	$3,030	$74,064	$248,858
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	210	—	4,493	—	—	—	33	62	4,798
Doubtful	—	—	—	—	—	—	—	—	—	116	116
Loss	—	—	—	—	—	—	—	—	—	—	—

	$2,553	$350	$82,520	$6,105	$57,027	$10,800	$7,200	$9,912	$3,063	$74,242	$253,772

Nonaccrual	$—	$—	$270	$—	$4,029	$—	$—	$—	$34	$179	$4,512
Troubled debt restructures	$—	$—	$39	$—	$—	$—	$—	$—	$—	$—	$39
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$39	$—	$—	$—	$—	$—	$39	$—	$39
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	1	—	1

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

Loans. At March 31, 2021, these assets included 5 loans, excluding $1,806,384 of single-family residential, commercial real estate and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Impaired loans totaled $2,635,565 with $10,589 of specific reserves as of March 31, 2021. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Impaired loans totaled $4,204,863 as of March 31, 2021. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, with a range from 0% to 16%, based on individual circumstances. The remaining impaired loans ($237,000 with $10,589 of specific reserves as of March 31, 2021) include single-family residential, automobile loans, which are valued based on the value of the underlying collateral.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
March 31, 2021
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$27,020	$—	$27,020
Agency mortgage-backed securities	—	35,270	—	35,270
Municipal securities	—	30,997	—	30,997
U.S. Government agency securities	—	41,610	—	41,610
Interest rate swap	—	(810)	—	(810)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,431	4,431
OREO	—	575	—	575
	$—	$134,662	$4,434	$139,096
December 31, 2020
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$24,643	$—	$24,643
Agency mortgage-backed securities	—	26,948	—	26,948
Municipal securities	—	29,413	—	29,413
U.S. Government agency securities	—	33,045	—	33,045
Interest rate swap	—	(949)	—	(949)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,893	4,893
OREO		575		575
	$—	$113,675	$4,896	$118,571

The estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,130	$2,130	$2,117	$2,117
Interest-bearing deposits in other financial institutions	33,277	33,277	29,730	29,730
Federal funds sold	5,067	5,067	5,246	5,246
Investment securities available for sale	134,897	134,897	114,049	114,049
Investments in restricted stock	1,062	1,062	1,199	1,199
Ground rents	140	140	140	140
Loans, less allowance for credit losses	243,932	249,391	252,296	253,946
Accrued interest receivable	1,277	1,277	1,302	1,302
Cash value of life insurance	8,219	8,219	8,181	8,181

Financial liabilities:
Deposits	368,923	369,234	349,620	350,666
Short-term borrowings	31,244	31,236	29,912	29,935
Accrued interest payable	17	17	16	16
Unrecognized financial instruments:
Commitments to extend credit	30,729	30,729	31,561	31,561
Standby letters of credit	1,044	1,044	1,044	1,044

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
March 31, 2021	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$40,474	$40,474	$40,474	$—	$—
Loans receivable, net	243,932	249,391	—	—	249,391
Cash value of life insurance	8,219	8,219	—	8,219	—
Financial instruments - Liabilities
Deposits	368,923	369,234	147,911	221,323	—
Short-term debt	31,244	31,236	11,244	19,992	—

Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flows. The discounts used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments.

The fair value of cash and due from banks, federal funds sold, investments in restricted stocks and accrued interest receivable are equal to the carrying amounts. The fair values of investment securities are determined using market quotations, if available, or measured using pricing models or other model-based valuation techniques such as present value and future value cash flows. The fair value of loans receivable is estimated using discounted cash flow analysis. For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value. Cash surrender value of life insurance is reported in the Level 2 fair value category. The fair value of the Commercial SBA PPP loans is equal to the carrying amounts. The fair value of FHLB borrowings is estimated based upon discounted future cash flows using a discounted rate comparable to the current market rate for such borrowings. FHLB borrowings are reported in the Level 2 fair value category.

The fair value of non-interest bearing deposits, interest-bearing checking, savings, and money market deposit accounts, securities sold under agreements to repurchase, and accrued interest payable are equal to the carrying amounts.  The fair value of fixed-maturity time deposits is estimated using discounted cash flow analysis.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") with required effective dates. The following accounting pronouncements should be read in conjunction with "Critical Accounting Policies" of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2020 Form 10-K.

ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13, as updated, was adopted on January 1, 2021. Through the date of adoption, we held working group meetings that included individuals from various functional areas relevant to the implementation of CECL. Additionally, an assessment of our primary modeling tool was completed, which enabled us to complete parallel runs utilizing second and third quarter 2020 data, during which preliminary operational procedures and internal controls were designed. Management's working group also validated the appropriateness of, among other things, management’s decisions regarding portfolio segmentation, life of loan considerations, and reasonable and supportable forecasting methodology. The Company early adopted ASC 326 during the first quarter 2021 and based on the application of the modified retrospective method, it became effective on January 1, 2021 for all financial assets measured at amortized cost (primarily loans receivable) and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a decrease to retained earnings of $1,472,000 as of January 1, 2021 for the cumulative effect of adopting ASC 326 as further detailed below.

		CECL
	December 31, 2020	Adoption Impact	January 1, 2021
(dollars in thousands)
Allowance for credit losses:
Loans Secured by Real Estate
Construction and land	$10	$16	$26
Farmland	2	9	11
Single-family residential	512	854	1,366
Multi-family	39	63	102
Commercial	218	199	417
Total loans secured by real estate	781	1,141	1,922
Commercial and Industrial
Commercial and industrial	67	120	187
SBA guaranty	48	(6)	42
Total commercial and industrial loans	115	114	229
Consumer Loans
Consumer	11	46	57
Automobile	569	273	842
Total consumer loans	580	319	899
Total allowance for loan losses	1,476	1,574	3,050
Reserve for unfunded commitments	33	457	490
Total allowance for credit losses	$1,509	$2,031	$3,540

Retained earnings
Total pre-tax impact		$2,031
Tax effect		(559)
Decrease to retained earnings		$1,472

ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740).”  The ASU was issued in December 2019.  The amendments in this Update are meant to simplify the accounting for income taxes by removing certain exceptions to GAAP.  The amendments also improve consistent application of and simplify GAAP by modifying and/or revising the accounting for certain income tax transactions and by clarifying certain existing codification.  The amendments in the update are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2020.  The adoption of this guidance did not have a material impact upon the Company’s financial position and results of operations.

ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (a Consensus of the Emerging Issues Task Force).”  The ASU clarifies the interaction between ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities and the ASU on equity method investments.  ASU 2016-01 provides companies with an alternative to measure certain equity securities without a readily determinable fair value at cost, minus impairment, if any, unless an observable transaction for an identical or similar security occurs.  ASU 2020-01 clarifies that for purposes of applying the Topic 321 measurement alternative, an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting under Topic 323, immediately before applying or upon discontinuing the equity method.  In addition, the new ASU provides direction that a company should not consider whether the underlying securities would be accounted for under the equity method or the fair value option when it is determining the accounting for certain forward contracts and purchased options, upon either settlement or exercise.  The amendments in this update become effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted, and the amendments are to be applied prospectively.  There was no material impact from adopting the new guidance on the Company’s consolidated financial statements.

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

ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs.”  The amendments in this update clarify that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period.  The amendments in this update are effective beginning after December 15, 2020. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

ASU No. 2020-10, “Codification Improvements.” The ASU improves reporting consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections. It clarifies the application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The amendments are effective for annual periods beginning after December 15, 2020, and early application is permitted. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.”  The ASU clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining, or contract price alignment due to reference rate reform are in the scope of ASC 848.  Entities may apply certain optional expedients in ASC 848 to derivative instruments that do not reference LIBOR or another rate expected to be discontinued as a result of reference rate reform if there is a change to the interest rate used for discounting, margining or contract price alignment.  The ASU also clarifies other aspects of ASC 848 and provides new guidance on how to address the effects of the cash compensation adjustment that is provided as part of the above change on certain aspects of hedge accounting.  The ASU is intended to reduce diversity in practice related to accounting for (1)  modifications to the terms of affected derivatives; and (2)  existing hedging relationships in which the affected derivatives are designated as hedging instruments.  ASU 2021-01 is effective upon issuance and generally can be applied through December 31, 2022.  Entities may elect to apply the guidance on contract modifications either (1) retrospectively as of any date from the beginning of any interim period that includes March 12, 2020; or (2) prospectively to new modifications from any date in an interim period that includes or is after January 7, 2021, up to the date that financial statements are available to be issued.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

When used in this discussion and elsewhere in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those factors identified in the Company’s periodic reports filed with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K. Please refer to Part II, “Item 5, Other Information”, for a discussion of the impact of the COVID-19 pandemic on the Company.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Total interest income declined $338,000 to $3.2 million for the three-month period ending March 31, 2021, compared to the same period in 2020. This was driven by decreases in interest income on loans and lower interest earned on overnight funds, mainly attributable to lower market rates. Beyond pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained historic low interest rate environment will likely continue to place pressure on net interest margin. Exacerbating the above, the Company maintained significantly higher levels of excess balance sheet liquidity during 2021 as compared to the same period in 2020. The Bank’s loan portfolio decreased by $8.4 million or 3.32% in the first three months of 2021. The Company has strong liquidity and capital positions that provide ample capacity for future growth, along with the Bank’s total regulatory capital to risk weighted assets of 14.54% at March 31, 2021, compared to 13.33% for the same period of 2020.

Return on average assets for the three-month period ended March 31, 2021 was 0.58% compared to 0.28% for the three-month period ended March 31, 2020.  Return on average equity for the three-month period ended March 31, 2021 was 6.68% compared to 2.98% for the three-month period ended March 31, 2020.  Higher net income offset by lower average asset balances primarily drove the higher return on average assets, while higher net income primarily drove the higher return on average equity.

The book value per share of Bancorp’s common stock was $11.77 at March 31, 2021, compared to $12.67 per share at March 31, 2020. The decrease primarily resulted from the CECL transition adjustment and unrealized losses on the Company’s fixed rate available for sale securities.

At March 31, 2021, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 13.68% at March 31, 2021, compared to 13.09% at December 31, 2020.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended March 31, 2021 was $594,000, or $0.21 per basic and diluted common share compared to $268,000, or $0.09 per basic and diluted common share for the same period of 2020. The results recorded for the three-month period ending March 31, 2021 were higher than the same period of 2020 resulting primarily from a $324,000 increase in the release of credit losses due to a decrease in the reservable balance (excluding PPP loans) in the loan portfolio and two loan recoveries in the first quarter of 2021.

Net Interest Income. The Company’s net interest income for the three-month period ended March 31, 2021 was $2.88 million, compared to $3.05 million for the same period in 2020, a decrease of $171,000, or 5.60%. The decrease in net interest income was due to lower interest income in the amount of $338,000 and lower interest expense in the amount of $167,000. These decreases were primarily due to a decrease in loan balances, offset by higher interest and dividends income on securities, and a decrease in the costs of interest-bearing deposits.

Total interest income for the first quarter 2021 decreased $338,000, or 9.65% when compared to the same period in 2020, from $3.5 million in 2020 to $3.2 million in 2021. The primary driver of the decrease was a decrease of $434,000 in interest and fees on loans due to lower average loan balances, and a $28,000 decrease in interest on deposits with banks and federal funds sold due to lower interest rates, offset by a $124,000 increase in interest and dividends on investment securities due to an increase in the investment portfolio balance.

Interest expense for the first quarter 2021 decreased $167,000 from $451,000 for the same period in 2020 to $284,000 in 2021, a decrease of 37.03%. The primary driver for the decrease was a $157,000 decrease of expense on interest-bearing deposits. The decreases for the three-month period ended March 31, 2021 are attributed to the lower interest rate environment and decline in the average balance of time deposits.

Net interest margin for the three-month period ended March 31, 2021 was 2.93% compared to 3.34% for the three-month period ended March 31, 2020. The decrease was primarily due to increased downward pressure from declines in interest rates across the yield curve. The yield on interest earning assets decreased by 0.66% to 3.17% for the three-month period ended March 31, 2021 from 3.83% from the same period of 2020 primarily due to lower interest rates. The cost of funds decreased 0.22% to 0.31% for the three-month period ended March 31, 2021 from 0.53% for the same period of 2020 due to a decrease in total time deposits and the renewal of matured time deposits at lower interest rates.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31,
	2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$30,051	$6	0.07%	$12,502	$34	1.08%
Investment securities available for sale	118,606	505	1.70	70,779	381	2.15
Restricted equity securities	1,180	13	4.32	1,378	13	3.88
Total interest-bearing deposits/investments	149,837	524	1.42	84,659	428	2.03

Loans Secured by Real Estate
Construction and land	2,925	23	3.20	5,077	63	4.96
Farmland	351	4	4.95	358	4	5.00
Single-family residential	82,403	893	4.34	89,338	1,006	4.50
Multi-family	6,134	80	5.24	6,745	85	5.04
Commercial	56,021	676	4.83	63,164	823	5.21
Total loans secured by real estate	147,834	1,676	4.54	164,682	1,981	4.81
Commercial and Industrial
Commercial and industrial	9,733	88	3.64	11,334	130	4.60
SBA guaranty	7,895	230	11.68	4,715	49	4.20
Comm SBA PPP	9,482	23	0.98	—	—	—
Total commercial and industrial loans	27,110	341	5.04	16,049	179	4.46
Consumer Loans
Consumer	2,752	10	1.49	2,827	19	2.76
Automobile	71,224	610	3.43	97,777	892	3.65
Total consumer loans	73,976	620	3.35	100,604	911	3.62
Total loans	248,920	2,637	4.24	281,335	3,071	4.38
Total interest-earning assets	398,757	3,161	3.17	365,994	3,499	3.83

Cash	2,160			2,325
Allowance for loan losses	(3,024)			(2,026)
Market valuation	812			603
Other assets	16,096			16,054
Total non-earning assets	16,044			16,956
Total assets	$414,801			$382,950

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$130,306	15	0.05%	$112,617	16	0.06%
Money market	20,251	2	0.05	18,189	2	0.05
Certificates of deposit	67,782	151	0.90	80,273	307	1.54
Total interest-bearing deposits	218,339	168	0.31	211,079	325	0.62

Borrowed Funds:
PPPLF Term Funding	562	1	0.41	—	—	—
Federal Funds Purchased	1	—	—	1	—	—
FHLB advances	20,001	115	2.33	23,692	126	2.13
Total borrowed funds	20,564	116	2.30	23,693	126	2.13
Total interest-bearing liabilities	238,903	284	0.48	234,772	451	0.77

Non-interest-bearing deposits	137,199			109,527
Total cost of funds	376,102	284	0.31	344,299	451	0.53

Other liabilities and accrued expenses	2,627			2,488
Total liabilities	378,729			346,787

Stockholder's equity	36,072			36,163
Total liabilities and equity	$414,801			$382,950
Net interest income		$2,877			$3,048
Yield on earning assets			3.17%			3.83%
Cost of interest-bearing liabilities			0.48%			0.77%
Net interest spread			2.69%			3.06%
Net interest margin			2.93%			3.34%

Provision for Credit Losses.  The Company recognized a release of credit losses in the amount of $404,000 and $80,000 for the three-month periods ending March 31, 2021 and 2020, respectively.  The increase in release of credit losses in the 2021 period was due to a decrease in the reservable balance in the loan portfolio and two loan recoveries in the first quarter of 2021.  A provision was not recognized for the Commercial SBA PPP loans as these loans are 100% guaranteed by the SBA.  As of March 31, 2021, the allowance for credit losses represented 1.18% of total loans compared to 0.69% at March 31, 2020.  The increase in the percentage in the allowance for credit losses resulted from the implementation of ASC 326.

Noninterest Income. Noninterest income decreased to $247,000 for the three-month period ended March 31, 2021, from $255,000 for the corresponding period in 2020, a decrease of $8,000, or 3.14%. The decrease was primarily due to a decrease in service charges on deposit accounts and other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended March 31, 2021 and 2020 were $2.8 million and $3.0 million, respectively, a decrease of $212,000 or 6.98%.  The decrease was driven by decreases in salary and employee benefits cost, occupancy and equipment, legal, accounting and other professional fees, loan collection costs and other expenses, offset by increases in data and item processing services, and telephone costs.

Income Taxes. During the three-month period ended March 31, 2021, the Company recorded income tax expense of $106,000 compared to $75,000 expense for the same period in 2020, a $31,000, or 41.33%, increase. The Company’s annualized effective tax rate at March 31, 2021 was 15.20% compared to 21.91% for the prior year. The increase in income tax expense was due to higher income before taxes. The decrease in the annualized effective tax rate for the three-month period was due to an increase in tax-exempt municipal securities in 2021.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the first quarter of 2021, comprehensive loss, net of tax, totaled $1,895,000 compared to comprehensive income, net of tax, of $428,000 for the same period in 2020. The decrease was due to higher net unrealized losses on available for sale securities, offset by higher net income, and higher net unrealized gains on interest rate swaps.

FINANCIAL CONDITION

General. The Company’s assets increased to $436.7 million at March 31, 2021 from $419.5 million at December 31, 2020, an increase of $17.2 million or 4.11%, primarily due to increases in cash and cash equivalents and investment securities available for sale, offset by decreases in loans, net. Loans totaled $243.9 million at March 31, 2021, a decrease of $8.4 million, or 3.32%, from $252.3 million at December 31, 2020. The decrease was primarily attributable to decreases in commercial real estate, commercial and industrial loans, consumer, and automobile loans, offset by increases in construction and land, and commercial SBA PPP loans. Investment securities available for sale as of March 31, 2021, totaled $134.9 million, an increase of $20.8 million, or 18.28% from $114.0 million at December 31, 2020. The increase resulted primarily from the purchase of investments securities due to an increase in excess liquidity from deposit growth and decreases in loan portfolio balances. Cash and cash equivalents as of March 31, 2021, totaled $40.5 million, an increase of $3.4 million, or 9.11% from $37.1 million at December 31, 2020 resulting from an increase in short-term borrowings to fund PPP loans and deposits, offset by the purchase of investment securities in 2020.

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

At March 31, 2021, impaired loans totaled $4.4 million. Included in the impaired loans total were $4.4 million in loans classified as nonaccrual loans. At March 31, 2021, troubled debt restructurings included in impaired loans totaled $38,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans	$4,442	$4,512
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	16	18

Total nonperforming loans	4,458	4,530

Real estate acquired through foreclosure	575	575

Total nonperforming assets	$5,033	$5,105

Nonperforming assets to total assets	1.15%	1.22%

Deposits as of March 31, 2021 totaled $368.9 million, an increase of $19.3 million, or 5.52% from $349.6 million at December 31, 2020. Demand deposits as of March 31, 2021 totaled $147.8 million, an increase of $15.2 million, or 11.46% from $132.6 million at December 31, 2020. Interest-bearing checking accounts as of March 31, 2021 totaled $33.4 million, an increase of $0.8 million, or 2.50% from $32.6 million at December 31, 2020. Savings accounts as of March 31, 2021 totaled $99.7 million, an increase of $2.6 million, or 2.70%, from $97.0 million at December 31, 2020. Money market accounts as of March 31, 2021 totaled $21.1 million, an increase of $2.0 million, or 10.51%, from $19.1 million at December 31, 2020. Time deposits under $100,000 totaled $39.4 million on March 31, 2021, a $0.6 million or a 1.52% decrease from $40.0 million at December 31, 2020. Time deposits over $100,000 totaled $27.5 million on March 31, 2021, a decrease of $0.7 million, or 2.56% from $28.3 million at December 31, 2020.

Deposits at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020		2021 vs 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$147,822	40.0%	$132,626	37.9%	$15,196	11.5%

Interest-bearing deposits:
Checking	33,415	9.1%	32,601	9.3%	814	2.5%
Savings	99,659	27.0%	97,036	27.8%	2,623	2.7%
Money market	21,081	5.7%	19,077	5.5%	2,004	10.5%
Total interest-bearing checking, savings and money market deposits	154,155	41.8%	148,714	42.6%	5,440	3.7%

Time deposits under $100,000	39,401	10.7%	40,010	11.4%	(609)	(1.5)%
Time deposits of $100,00 or more	27,545	7.5%	28,270	8.1%	(725)	(2.6)%
Total time deposits	66,946	18.2%	68,280	19.5%	(1,333)	(2.0)%

Total interest-bearing deposits	221,101	60.0%	216,994	62.1%	4,107	1.9%

Total Deposits	$368,923	100.0%	$349,620	100.0%	$19,303	5.5%

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

Future minimum payments of the Bank’s operating leases as of March 31, 2021 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2021	$145
2022	177
2023	156
2024	161
2025	3
Thereafter	2
Total	$644

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

For the three months ended March 31, 2021, the Bank accrued $115,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

At March 31, 2021, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position. Management strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2021	(10)%	(7)%	9%	18%
March 31, 2020	(4)%	(3)%	6%	12%

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2021.

					Over 1
			Over 3 to		Through		Over
	0-3 Months		12 Months		5 Years		5 Years		Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—		$—		$—		$—		$2,130
Federal funds and overnight deposits	38,344		—		—		—		38,344
Securities	—		456		2,074		132,367		134,897
Loans	1,269		1,665		79,286		161,712		243,932
Fixed assets	—		—		—		—		3,793
Other assets	—		—		—		—		13,628
Total assets	$39,613		$2,121		$81,360		$294,079		$436,724

Liabilities:
Demand deposit accounts	$—		$—		$—		$—		$147,822
NOW accounts	33,415		—		—		—		33,415
Money market deposit accounts	21,081		—		—		—		21,081
Savings accounts	99,659		—		—		—		99,659
IRA accounts	2,861		5,870		11,588		982		21,301
Certificates of deposit	8,620	0	18,715	0	18,121	0	189	-1	45,645
Short-term borrowings	31,244		—		—		—		31,244
Other liabilities	—		—		—		—		3,082
Stockholders’ equity:	—		—		—		—		33,475
Total liabilities and stockholders' equity	$196,880		$24,585		$29,709		$1,171		$436,724

GAP	$(157,267)		$(22,464)		$51,651		$292,908
Cumulative GAP	$(157,267)		$(179,731)		$(128,081)		$164,827
Cumulative GAP as a % of total assets	(36.01)%		(41.15)%		(29.33)%		37.74%

As shown above, measures of net interest income at risk were slightly more favorable at March 31, 2021 than at March 31, 2020 over a 12-month modeling period. All measures remained within prescribed policy limits in the up and down interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero. The primary contributor to the more favorable position was the more asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2021	(35)%	(10)%	4%	6%
March 31, 2020	14%	(4)%	42%	74%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2021, totaled $40.5 million, an increase of $3.4 million, or 9.11% from the $37.1 million at December 31, 2020.

As of March 31, 2021, the Bank was permitted to draw on a $104.9 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans. At December 31, 2020, there were $20.0 million in short-term borrowings from FHLB and $9.9 million in long-term borrowings from the Federal Reserve Discount Window outstanding. As of March 31, 2021, there were $20.0 million in short-term and $11.2 million in long-term borrowings from the Federal Reserve Discount Window outstanding. During the first quarter of 2021, the Bank borrowed $11.2 million under the Payroll Protection Program Liquidity Facility (“PPPLF”) to fund $11.2 million in Commercial SBA PPP loans. See “Item 5. Other information” for further details on the PPPLF. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of March 31, 2021, and a secured Discount Window line of credit at the Federal Reserve Bank in the amount of $10.5 million, of which $0 was outstanding as of March 31, 2021.

The Company’s stockholders’ equity decreased $3,618,000, or 9.75% during the three-month period ended March 31, 2021. The decrease was primarily due a $1.5 million reduction of retained earnings from the adoption of the CECL accounting standard for credit losses in the first quarter of 2021 and unrealized losses (net of taxes) on the Company’s available-for-sale investment securities and derivative contracts totaling $2.5 million. The decrease in unrealized gains primarily resulted from increasing market interest rates during the first quarter of 2021, which decreased the fair value of the investment securities.

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

The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2021, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.99%, a Tier 1 risk-based capital ratio of 13.68%, a common equity Tier 1 risk-based capital ratio of 13.68%, and a total risk-based capital ratio of 14.54%. The Company’s capital amounts and ratios at March 31, 2021 and December 31, 2020 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,425	13.68%	$11,982	4.50%	$17,307	6.50%
Total capital	$38,720	14.54%	$21,302	8.00%	$26,627	10.00%
Tier 1 capital	$36,425	13.68%	$15,976	6.00%	$21,302	8.00%
Tier 1 leverage	$36,425	8.99%	$16,206	4.00%	$20,257	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,442	13.09%	$12,532	4.50%	$18,101	6.50%
Total capital	$37,951	13.63%	$22,278	8.00%	$27,848	10.00%
Tier 1 capital	$36,442	13.09%	$16,709	6.00%	$22,278	8.00%
Tier 1 leverage	$36,442	9.12%	$15,980	4.00%	$19,975	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

Allowance for Credit Losses.  The allowance for credit losses (“ACL”) consists of the allowance for loan losses and the reserve for unfunded commitments.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”).  The ASC, as amended is intended to provide financial statement users with more decision useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income.

The Company early adopted ASC 326 during the first fiscal quarter 2021 and based on the application of the modified retrospective method it became effective on January 1, 2021 for all financial assets measured at amortized cost primarily loans receivable and off-balance-sheet credit exposures.  Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a decrease to retained earnings of $1,472,000 as of January 1, 2021 for the cumulative effect of adopting ASC 326.

As a result of our adoption of ASC 326, our methodology for estimating the ACL changed significantly from December 31, 2020.  The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”).  The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and it removes the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was deemed to be “incurred.”

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

Management’s determination of the amount of the ACL is a critical accounting estimate as it requires significant reliance on the credit risk we ascribe to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on criticized loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.

Going forward, the impact of utilizing the CECL methodology to calculate the ACL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized.  Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility in our reported earnings.  For further information regarding the Bank’s allowance for credit losses, see “Allowance for Credit Losses”, above.

Valuation of the Securities Portfolio.  The Company early adopted ASC 326 during the first fiscal quarter 2021 and based on the application of the modified retrospective method it became effective on January 1, 2021 for all financial assets measured at amortized cost.  Under ASC 326, the Company is required to use an allowance approach when recognizing credit loss for its Available-For-Sale (“AFS”) debt securities.  This is measured as the difference between the investment security’s amortized cost basis and the amount expected to be collected over the investment security’s lifetime.  Specifically, the length of time the security has been in an unrealized loss position will no longer be used to determine whether a credit loss exists.  Impairment must be evaluated at the individual security level during each reporting period, through a comparison of the present value of expected cash flows from the security with the amortized cost basis of the security.

The Company conducts its assessment at the individual security level.  When an AFS investment security is considered impaired, the Company determines whether the decline is credit loss related or due to other factors.  To evaluate the nature of the impairment, the Company compares, at the reporting date, the present value of future cash flows expected to be received to the amortized cost basis.  An impairment more than the calculated allowance related to credit losses is then recorded through other comprehensive income in equity, net of applicable taxes.

AFS investment securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss.  Municipal bonds are considered to have issuer(s) of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions.

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

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy and the markets in which the Company operates. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future country and state restrictions regarding virus containment. An extended period of global supply chain, workforce availability and economic disruption could materially affect the Company’s business, the results of operations, and financial condition. While this business disruption is expected to be temporary, the current circumstances change from one day to the next and the impacts of COVID-19 on the Company’s business operations, including the duration, its impact on assets, liabilities and net income, cannot be reasonably estimated at this time. During the second quarter of 2020, at the request of borrowers facing financial difficulties, the Bank modified and deferred payment on 225 loans totaling approximately $39.8 million in principal and approximately $598,800 in principal and interest payments. As of March 31, 2021, all deferred payment loans are again paying as agreed. In October 2020, the Company began processing payments for loans that have been forgiven under SBA guidelines. The Company anticipates that the impacts of the COVID-19 pandemic will continue to have a material impact on the Company’s business, results of operations, financial position and cash flows in 2021, and this impact may continue beyond 2021.

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

In response to the November and December 2020 holiday-driven resurgence of COVID-19 cases, all branch lobbies were closed on December 5, 2020. The Bank has been operating drive thru window services only at all locations since that time. On December 26, 2020, the Glen Burnie and Riviera Beach branch locations closed their drive thru window services after employees from these locations tested positive for the virus. The employees from these branches were quarantined at that time. The branches were cleaned and disinfected on December 26 and 27, 2020 and remained vacant until the employees returned to work on January 4, 2021.

In conjunction with Maryland’s efforts to fully re-open the economy, all branch locations were reopened on April 5, 2021. The Bank continues to use its established safety protocols and procedures in the branches and on the main campus.

In response to the COVID-19 pandemic, Congress created, and on March 27, 2020 the President signed into law, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Included in the CARES Act was the creation of the Paycheck Protection Program (PPP) pursuant to which Small Business Administration (SBA) eligible lenders provide low-interest, SBA guaranteed loans to borrowers who meet the requirements of the PPP so that the borrowers can keep their workers on the payroll. To bolster the effectiveness of the PPP, the Federal Reserve System has supplied liquidity to participating financial institutions, including the Bank, through term financing backed by PPP loans to small businesses. The PPP Liquidity Facility (the “PPPL Facility”) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. To support the use of the PPPL Facility, the banking regulatory agencies are allowing banking organizations to exclude loans pledged as collateral to the PPPL Facility from a banking organization's total leverage exposure, average total consolidated assets, advanced approaches total risk-weighted assets, and standardized total risk-weighted assets, as applicable. The Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and Office of the Comptroller of the Currency issued an interim final rule on April 7, 2020, that allows banking organizations to neutralize the regulatory capital effects of participating in the PPPL Facility. In addition, loans made under the PPP receive a zero percent risk weight under the agencies' regulatory capital rules regardless of whether they are pledged as collateral to the PPPL Facility. However, such loans will be included in a banking organization's leverage ratio requirement unless they are pledged as collateral to the PPPL Facility. The Bank worked with existing customers to provide PPP loans, and between April 3, 2020 and May 21, 2020 the Bank approved, and obtained SBA approval, for 133 loan requests totaling $17.4 million under the PPP. The Bank approved, and obtained SBA approval, on an additional 45 loan requests totaling $6.2 million between January 28, 2021 and March 26, 2021. These loans are listed as loan type Commercial SBA PPP loans in the Bank’s loan portfolio in “Note 5 – Loans Receivable and Allowance for Loan Losses” in this report. In October 2020, the Company began processing loans that have been forgiven under SBA guidelines.

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

GLEN BURNIE BANCORP
(Registrant)

Date: May 17, 2021	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer