Form 10-Q
period 2021-06-30
GLEN BURNIE BANCORP
filed 2021-08-13
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2021, was 2,851,070.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,223	$2,117
Interest-bearing deposits in other financial institutions	24,545	34,976
Cash and Cash Equivalents	26,768	37,093

Investment securities available for sale, at fair value	157,591	114,049
Restricted equity securities, at cost	1,062	1,199

Loans, net of deferred fees and costs	234,871	253,772
Less: Allowance for credit losses(1)	(2,887)	(1,476)
Loans, net	231,984	252,296

Real estate acquired through foreclosure	—	575
Premises and equipment, net	3,716	3,853
Bank owned life insurance	8,258	8,181
Deferred tax assets, net	1,004	142
Accrued interest receivable	1,304	1,302
Accrued taxes receivable	258	116
Prepaid expenses	407	318
Other assets	422	362
Total Assets	$432,774	$419,486

LIABILITIES
Noninterest-bearing deposits	$143,254	$132,626
Interest-bearing deposits	225,630	216,994
Total Deposits	368,884	349,620

Short-term borrowings	25,237	29,912
Defined pension liability	296	285
Accrued expenses and other liabilities	2,962	2,576
Total Liabilities	397,379	382,393

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,848,170 and 2,842,040 shares as of June 30, 2021 and December 31, 2020, respectively.	2,848	2,842
Additional paid-in capital	10,700	10,640
Retained earnings	22,104	23,071
Accumulated other comprehensive (loss) gain	(257)	540
Total Stockholders' Equity	35,395	37,093

Total Liabilities and Stockholders' Equity	$432,774	$419,486
(1)	Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments – Credit Losses (“ASC 326”), such that the allowance calculation is based on current expected credit loss methodology (“CECL”). Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 5 “Loans Receivable and Allowance for Losses on Loans” for details.

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$2,568	$2,980	$5,205	$6,051
Interest and dividends on securities	698	317	1,203	698
Interest on deposits with banks and federal funds sold	24	39	43	86
Total Interest Income	3,290	3,336	6,451	6,835

INTEREST EXPENSE
Interest on deposits	158	289	325	614
Interest on short-term borrowings	116	109	232	235
Total Interest Expense	274	398	557	849

Net Interest Income	3,016	2,938	5,894	5,986

(Release) provision for credit losses	(67)	487	(471)	407
Net interest income after release/provision	3,083	2,451	6,365	5,579

NONINTEREST INCOME
Service charges on deposit accounts	37	38	77	94
Other fees and commissions	190	151	359	311
Gain on securities sold/redeemed	—	—	—	1
Income on life insurance	39	39	77	78
Gains on sale of OREO	14	—	14	—
Total Noninterest Income	280	228	527	484

NONINTEREST EXPENSE
Salary and benefits	1,588	1,597	3,218	3,302
Occupancy and equipment expenses	304	295	606	626
Legal, accounting and other professional fees	183	252	395	504
Data processing and item processing services	248	184	505	417
FDIC insurance costs	40	48	83	99
Advertising and marketing related expenses	24	19	45	44
Loan collection costs	22	21	28	88
Telephone costs	54	43	131	90
Other expenses	329	348	610	676
Total Noninterest Expenses	2,792	2,807	5,621	5,846

Income (loss) before income taxes	571	(128)	1,271	217

Income tax expense (benefit)	91	(32)	197	43

NET INCOME (LOSS)	$480	$(96)	$1,074	$174

Basic and diluted net income (loss) per share of common stock	$0.17	$(0.03)	$0.38	$0.06

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income (loss)	$480	$(96)	$1,074	$174

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain (loss) on securities during the period	2,247	568	(1,327)	1,485
Income tax (expense) benefit relating to item above	(619)	(156)	365	(408)
Reclassification adjustment for gain on sales of securities included in net income	—	—	—	(1)
Net effect on other comprehensive income (loss)	1,628	412	(962)	1,076

Net unrealized gain (loss) on interest rate swaps:
Net unrealized gain (loss) on interest rate swap during the period	88	(78)	228	(774)
Income tax (expense) benefit relating to item above	(24)	21	(63)	213
Net effect on other comprehensive income (loss)	64	(57)	165	(561)

Other comprehensive income (loss)	1,692	355	(797)	515

Comprehensive income	$2,172	$259	$277	$689

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2019	$2,827	$10,525	$22,537	$(209)	$35,680

Net income	—	—	174	—	174
Cash dividends, $0.20 per share	—	—	(566)	—	(566)
Dividends reinvested under
dividend reinvestment plan	7	57	—	—	64
Other comprehensive income	—	—	—	515	515

Balance, June 30, 2020	$2,834	$10,582	$22,145	$306	$35,867

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2020	$2,842	$10,640	$23,071	$540	$37,093

Net income	—	—	1,074	—	1,074
Cash dividends, $0.20 per share	—	—	(569)	—	(569)
Dividends reinvested under
dividend reinvestment plan	6	60	—	—	66
Transition adjustment pursuant to adoption
of ASU 2016-13	—	—	(1,472)	—	(1,472)
Other comprehensive loss	—	—	—	(797)	(797)

Balance, June 30, 2021	$2,848	$10,700	$22,104	$(257)	$35,395

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,074	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	213	193
Amortization, and accretion of investment securities available for sale	845	108
(Release) allowance for credit losses	(471)	407
Gain on disposals of assets, net	(14)	—
Increase in cash surrender value of bank owned life insurance	(77)	(78)
Decrease in ground rents	—	3
Increase in accrued interest receivable	(2)	(265)
Net (increase) decrease in other assets	(292)	206
Net decrease in accrued expenses and other liabilities	258	704

Net cash provided by operating activities	1,534	1,452

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	10,505	8,230
Purchases of investment securities available for sale	(56,219)	(19,900)
Net sale of Federal Home Loan Bank stock	137	238
Net decrease (increase) in loans	19,209	(305)
Proceeds from sale of real estate acquired through foreclosure	589	—
Purchases of premises and equipment	(165)	(388)

Net cash used in investing activities	(25,944)	(12,125)

Cash flows from financing activities:
Net increase in deposits	19,264	20,497
(Decrease) increase in short term borrowings	(4,676)	12,367
Cash dividends paid	(569)	(566)
Common stock dividends reinvested	66	64

Net cash provided by financing activities	14,085	32,362

Net (decrease) increase in cash and cash equivalents	(10,325)	21,689

Cash and cash equivalents at beginning of year	37,093	13,290

Cash and cash equivalents at end of year	$26,768	$34,979

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$559	$890
Net income taxes paid (refunded)	340	(1,176)
Net (decrease) increase in unrealized appreciation on available for sale securities	(1,327)	1,485
Net decrease (increase) in unrealized depreciation on swaps	228	(774)

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2021 and December 31, 2020, the results of operations for the three- and six-month periods ended June 30, 2021 and 2020, and the statements of cash flows for the six-month periods ended June 30, 2021 and 2020. The operating results for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or any future interim period. The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021. The unaudited consolidated financial statements for June 30, 2021 and 2020, the consolidated balance sheet at December 31, 2020, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Portfolio segment is defined as the level at which the Company develops and documents a systematic methodology to determine its ACL. The Company has designated three loan portfolio segments: loans secured by real estate, commercial and industrial loans, and consumer loans. These loan portfolio segments are further disaggregated into classes, which represent loans of similar type, risk characteristics, and methods for monitoring and assessing credit risk. The loans secured by real estate portfolio segment is disaggregated into five classes: construction and land, farmland, family residential, multifamily, and commercial. The commercial and industrial loan portfolio segment is disaggregated into two classes: commercial and industrial, and SBA guaranty. The risk of loss for the commercial and industrial loan portfolio segment is generally most indicated by the credit risk rating assigned to each borrower. Commercial and industrial loan risk ratings are determined by experienced senior credit officers based on specific facts and circumstances and are subject to periodic review by an independent internal team of credit specialists. The consumer loan portfolio segment is disaggregated into two classes: consumer and automobile. The risk of loss for the consumer loan portfolio segment is generally most indicated by delinquency status and general economic factors. Each of the three loan portfolio segments may also be further segmented based on risk characteristics.

For most of our loan portfolio classes, the historical loss experience is determined using the Average Charge-Off Method. This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s net charge-offs over the lives of the loans. The Average Charge-Off Method uses historical values by period to calculate losses and then applies the historical average to future balances over the life of the account. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class. For certain loan portfolio classes, the Company determined there was not sufficient historical loss information to calculate a meaningful historical loss rate using the average charge-off methodology. For any such loan portfolio class, peer group history contributes to the Company’s weighted average loss history. The peer group data is included in the weighted average loss history that is developed for each loan pool.

The Company also considers qualitative adjustments to the historical loss rate for each loan portfolio class. The qualitative adjustments for each loan class consider the conditions over the period from which historical loss experience was based and are split into two components: 1) asset or class specific risk characteristics or current conditions at the reporting date related to portfolio credit quality, remaining payments, volume and nature, credit culture and management, business environment or other management factors; and 2) reasonable and supportable forecast of future economic conditions and collateral values.

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

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC

326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of January 1, 2021, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $31.8 million on June 30, 2021. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic and diluted earnings per share:
Net income	$479,657	$(96,000)	$1,073,650	$173,793
Weighted average common shares outstanding	2,847,191	2,832,974	2,845,493	2,831,174
Basic and dilutive net income per share	$0.17	$(0.03)	$0.38	$0.06

Diluted earnings per share calculations were not required for the three- and six-month period ended June 30, 2021 and 2020, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at June 30, 2021 or December 31, 2020. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at June 30, 2021 or December 31, 2020.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at June 30, 2021 and December 31, 2020:

	At June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$25,240	$324	$(117)	$25,447
Agency mortgage-backed securities	32,573	659	(188)	33,044
Municipal securities	41,926	877	(116)	42,687
Corporate securities	1,500	—	(4)	1,496
U.S. Government agency securities	55,984	71	(1,138)	54,917

Total securities available for sale	$157,223	$1,931	$(1,563)	$157,591

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$24,261	$396	$(14)	$24,643
Agency mortgage-backed securities	26,072	886	(10)	26,948
Municipal securities	28,675	740	(2)	29,413
Corporate securities	—	—	—	—
U.S. Government agency securities	33,346	9	(310)	33,045

Total securities available for sale	$112,354	$2,031	$(336)	$114,049

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020 are as follows:

June 30, 2021	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$4,184	$(108)	$1,048	$(9)	$5,232	$(117)
Agency mortgage-backed securities	6,753	(182)	227	(6)	6,980	(188)
Municipal securities	6,717	(116)	—	—	6,717	(116)
Corporate securities	1,496	(4)	—	—	1,496	(4)
U.S. Government agency securities	35,317	(1,138)	—	—	35,317	(1,138)
	$54,467	$(1,548)	$1,275	$(15)	$55,742	$(1,563)

December 31, 2020	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$201	$—	$1,188	$(14)	$1,389	$(14)
Agency mortgage-backed securities	—	—	566	(10)	566	(10)
Municipal securities	851	(2)	—	—	851	(2)
Corporate securities	—	—	—	—	—	—
U.S. Government agency securities	24,160	(308)	481	(2)	24,641	(310)
	$25,212	$(310)	$2,235	$(26)	$27,447	$(336)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of June 30, 2021. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At June 30, 2021, the Company recorded unrealized losses in its portfolio of debt securities totaling $1,563,000 related to 87 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

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

Shown below are contractual maturities of debt securities at June 30, 2021. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2021

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$451	$452	2.00%
Over one to five years	2,189	2,223	1.95%
Over five to ten years	18,368	18,531	1.62%
Over ten years	136,215	136,385	2.06%
Total debt securities	$157,223	$157,591

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

The Company currently manages its credit products and the respective exposure to loan losses by specific portfolio segments and classes, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses.  The Company believes each portfolio segment has unique risk characteristics.  The Company's loans held for investment is divided into three portfolio segments:  loans secured by real estate, commercial and industrial loans, and consumer loans.  Each of these segments is further divided into loan classes for purposes of estimating the allowance for credit losses.

For additional information, including the accounting policies and CECL methodology used to estimate the allowance for credit losses, see Note 2 “Basis of Presentation” and Note 7 “Recent Accounting Pronouncements.”

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30,		December 31,
	2021		2020
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$3,895	2	$2,553	1
Farmland	347	0	350	—
Single-family residential	79,684	34	82,520	33
Multifamily	5,709	3	6,105	2
Commercial	57,856	25	57,027	23
Total loans secured by real estate	147,491		148,555
Commercial and Industrial
Commercial and industrial	9,008	4	10,800	4
SBA guaranty	7,183	3	7,200	3
Comm SBA PPP	5,237	2	9,912	4
Total commercial and industrial loans	21,428		27,912
Consumer Loans
Consumer	2,373	1	3,063	1
Automobile	63,579	26	74,242	29
Total consumer loans	65,952		77,305

Loans, net of deferred fees and costs	234,871	100	253,772	100
Less: Allowance for credit losses	$(2,887)		$(1,476)
Loans, net	231,984		252,296

The Bank’s net loans totaled $232.0 million on June 30, 2021, compared to $252.3 million on December 31, 2020, a decrease of $20.3 million, or 8.05%. Construction and land loans increased from $2.6 million on December 31, 2020, to $3.9 million on June 30, 2021, an increase of $1.3 million, or 52.56%. Farmland loans decreased by $3,000, or 1.00%, from $350,000 on December 31, 2020, to $347,000 on June 30, 2021. Single-family residential loans decreased from $82.5 million on December 31, 2020, to $79.7 million on June 30, 2021, a decrease of $2.8 million, or 3.44%. Multi-family residential loans were $5.7 million on June 30, 2021, and $6.1 million on December 31, 2020, a decrease of $0.4 million, or 6.48%. Commercial real estate loans increased $0.8 million, or 1.45%, to $57.9 million on June 30, 2021, from $57.0 million on December 31, 2020. Commercial and industrial loans decreased by $1.8 million, or 16.59%, to $9.0 million on June 30, 2021, compared to $10.8 million on December 31, 2021. SBA guaranty loans were $7.2 million on June 30, 2021, and December 31, 2020. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $5.2 million on June 30, 2021, compared to $9.9 million on December 31, 2020, a decrease of $4.7 million or 47.17%. This loan type is discussed in “Item 5. Other Information.” Consumer loans decreased by $0.7 million, or 22.53% to $2.4 million on June 30, 2021, compared to $3.1 million on December 31, 2020. Automobile loans decreased from $74.2 million on December 31, 2020, to $63.6 million on June 30, 2021, a decrease of $10.7 million or 14.36%.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2021 and the year ended December 31, 2020 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
June 30, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476
Impact of ASC 326 adoption	16	9	854	63	199	120	(6)	—	46	273	1,574
Charge-offs	—	—	—	—	—	—	—	—	(1)	(123)	(124)
Recoveries	—	—	279	—	—	—	—	—	—	153	432
Provision for loan losses	17	(1)	(407)	(4)	24	(25)	(26)	—	16	(65)	(471)

Balance, end of quarter	$42	$10	$1,239	$98	$441	$162	$16	$—	$72	$807	$2,887

Individually evaluated for impairment:
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—	$10	$—	$10
Related loan balance	—	—	—	—	—	—	—	—	37	—	37

Collectively evaluated for impairment:
Balance in allowance	$42	$10	$1,239	$98	$441	$162	$16	$—	$62	$807	$2,877
Related loan balance	3,895	347	79,684	5,709	57,856	9,008	7,183	5,237	2,336	63,579	234,834

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2020	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$24	$2	$849	$40	$241	$69	$25	$—	$11	$805	$2,066
Charge-offs	—	—	—	—	—	—	—	—	—	(392)	(392)
Recoveries	—	—	266	—	—	20	—	—	6	199	491
Provision for loan losses	(15)	—	(602)	(1)	(23)	(22)	23	—	(6)	(43)	(689)

Balance, end of the year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476

Individually evaluated for impairment:
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—	$11	$—	$11
Related loan balance	—	—	132	—	—	4,493	—	—	39	—	4,664

Collectively evaluated for impairment:
Balance in allowance	$9	$2	$513	$39	$218	$67	$48	$—	$—	$569	$1,465
Related loan balance	2,553	350	82,388	6,105	57,027	6,307	7,200	9,912	3,024	74,242	249,108

	June 30,	June 30,
(dollars in thousands)	2021	2020
Average loans	$244,416	$284,168
Net charge offs to average loans (annualized)	(0.25)%	0.02%

During the six-month period ended June 30, 2021, loans to 12 borrowers and related entities totaling approximately $124,000 were determined to be uncollectible and were charged off. During the six-month period ending June 30, 2020, loans to 20 borrowers and related entities totaling approximately $171,000 were determined to be uncollectible and were charged off.

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

As of June 30, 2021, and 2020, the Bank had outstanding commitments totaling $31.8 million and $31.8 million, respectively. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended
	Ended June 30,
(dollars in thousands)	2021	2020
Beginning balance	$33	$37
Impact of ASC 326 adoption	457	—
Reduction of unfunded reserve	(13)	—
Provisions charged to operations	—	60

Ending balance	$477	$97

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2021.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2021			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$3,895	$—	$—	$—	$3,895
Farmland	347	—	—	—	347
Single-family residential	79,535	—	15	134	79,684
Multifamily	5,709	—	—	—	5,709
Commercial	54,019	—	—	3,837	57,856
Total loans secured by real estate	143,505	—	15	3,971	147,491
Commercial and Industrial
Commercial and industrial	9,008	—	—	—	9,008
SBA guaranty	7,112	71	—	—	7,183
Comm SBA PPP	5,237	—	—	—	5,237
Total commercial and industrial loans	21,357	71	—	—	21,428
Consumer Loans
Consumer	2,366	7	—	—	2,373
Automobile	63,089	352	—	138	63,579
Total consumer loans	65,455	359	—	138	65,952

	$230,317	$430	$15	$4,109	$234,871

At December 31, 2020			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$2,553	$—	$—	$—	$2,553
Farmland	350	—	—	—	350
Single-family residential	82,232	—	18	270	82,520
Multifamily	6,105	—	—	—	6,105
Commercial	52,245	753	—	4,029	57,027
Total loans secured by real estate	143,485	753	18	4,299	148,555
Commercial and Industrial					—
Commercial and industrial	10,800	—	—	—	10,800
SBA guaranty	7,200	—	—	—	7,200
Comm SBA PPP	9,912	—	—	—	9,912
Total commercial and industrial loans	27,912	—	—	—	27,912
Consumer Loans					—
Consumer	3,028	1	—	34	3,063
Automobile	73,551	512	—	179	74,242
Total consumer loans	76,579	513	—	213	77,305
					0
	$247,976	$1,266	$18	$4,512	$253,772

The balances in the above charts have not been reduced by the allowance for credit losses. For the period ending June 30, 2021, the allowance for credit loss is $2.9 million. For the period ending December 31, 2020, the allowance for loan loss is $1.5 million.

Non-accrual loans with specific reserves at June 30, 2021 are comprised of:

Consumer loans – One loan to one borrower that totaled $37,061 with specific reserves of $10,423 established for the loan. This loan was also a troubled debt restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2021 and December 31, 2020.

June 30, 2021		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	27	37	1	10	49
Multifamily	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	27	37	1	10	49
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$27	$37	$1	$10	$49

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	102	102	—	n/a	100
Multifamily	—	—	—	n/a	—
Commercial	3,837	3,837	317	n/a	4,456
Total loans secured by real estate	3,939	3,939	317	—	4,556
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	138	138	4	n/a	158
Total consumer loans	138	138	4	n/a	158
Total impaired loans with no specific reserve	$4,077	$4,077	$321	$—	$4,713

December 31, 2020		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	27	38	2	11	50
Multifamily	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	27	38	2	11	50
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$27	$38	$2	$11	$50

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	232	232	—	n/a	544
Multifamily	—	—	—	n/a	—
Commercial	4,493	4,493	185	n/a	4,315
Total loans secured by real estate	4,725	4,725	185	—	4,859
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	34	34	4	n/a	43
Automobile	117	117	10	n/a	227
Total consumer loans	151	151	14	n/a	270
Total impaired loans with no specific reserve	$4,876	$4,876	$199	$—	$5,129

	June 30,	December 31,
(dollars in thousands)	2021	2020

Troubled debt restructured loans	$37	$39
Non-accrual and 90+ days past due and still accruing loans to average loans	1.69%	1.63%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	69.9%	32.6%

At June 30, 2021, there was one troubled debt restructured loan consisting of a single-family residential loan in the amount of $37,000. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the six months ended June 30, 2020 and 2021.

	Loans Secured By Real Estate			Consumer Loans
	Single-family
(dollars in thousands)	Residential	Multifamily	Commercial	Consumer	Automobile	Total

December 31, 2019	$790	$24	$3,139	$51	$123	$4,127
Transfers into nonaccrual	—	—	577	—	254	831
Loans paid down/payoffs	(139)	(5)	(67)	(6)	(35)	(252)
Loans returned to accrual status	—	—	(577)	—	(17)	(594)
Loans charged off	—	—	—	—	(171)	(171)

June 30, 2020	$651	$19	$3,072	$45	$154	$3,941

December 31, 2020	$270	$—	$4,029	$34	$179	$4,512
Transfers into nonaccrual	—	—	920	1	134	1,055
Loans paid down/payoffs	(136)	—	(496)	(1)	(52)	(685)
Loans returned to accrual status	$—	$—	$(616)	$(34)	$—	$(650)
Loans charged off	—	—	—	—	(123)	(123)

June 30, 2021	$134	$—	$3,837	$—	$138	$4,109

Other Real Estate Owned. The Company had $575,000 in real estate acquired in partial or total satisfaction of debt at December 31, 2020. All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

In June of 2021 the property was sold for $589,000 and resulted in a gain on the sale of other real estate owned property in the amount of $14,000. At June 30, 2021 the Company had no real estate acquired in partial or total satisfaction of debt.

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

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on June 30, 2021, and December 31, 2020:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
June 30, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multifamily	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$3,895	$347	$79,550	$5,709	$54,019	$9,008	$7,183	$5,237	$2,373	$63,440	$230,761
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	134	—	3,837	—	—	—	—	73	4,044
Doubtful	—	—	—	—	—	—	—	—	—	66	66
Loss	—	—	—	—	—	—	—	—	—	—	—

	$3,895	$347	$79,684	$5,709	$57,856	$9,008	$7,183	$5,237	$2,373	$63,579	$234,871

Nonaccrual	$—	$—	$134	$—	$3,837	$—	$—	$—	$—	$138	$4,109
Troubled debt restructures	$—	$—	$37	$—	$—	$—	$—	$—	$—	$—	$37
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$37	$—	$—	$—	$—	$—	$—	$—	$—
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2020	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multifamily	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$2,553	$350	$82,310	$6,105	$52,534	$10,800	$7,200	$9,912	$3,030	$74,064	$248,858
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	210	—	4,493	—	—	—	33	62	4,798
Doubtful	—	—	—	—	—	—	—	—	—	116	116
Loss	—	—	—	—	—	—	—	—	—	—	—

	$2,553	$350	$82,520	$6,105	$57,027	$10,800	$7,200	$9,912	$3,063	$74,242	$253,772

Nonaccrual	$—	$—	$270	$—	$4,029	$—	$—	$—	$34	$179	$4,512
Troubled debt restructures	$—	$—	$39	$—	$—	$—	$—	$—	$—	$—	$39
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$39	$—	$—	$—	$—	$—	$39	$—	$39
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	1	—	1

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

Loans. Impaired loans totaled $4,113,826 with $10,423 of specific reserves as of June 30, 2021. These assets included single-family residential, commercial real estate and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
June 30, 2021
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$25,447	$—	$25,447
Agency mortgage-backed securities	—	33,044	—	33,044
Municipal securities	—	42,687	—	42,687
Corporate securities	—	1,496	—	1,496
U.S. Government agency securities	—	54,917	—	54,917
Interest rate swap	—	(722)	—	(722)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,104	4,104
OREO	—	—	—	—
	$—	$156,869	$4,107	$160,976
December 31, 2020
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$24,643	$—	$24,643
Agency mortgage-backed securities	—	26,948	—	26,948
Municipal securities	—	29,413	—	29,413
Corporate securities	—	—	—	—
U.S. Government agency securities	—	33,045	—	33,045
Interest rate swap	—	(949)	—	(949)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,893	4,893
OREO		575		575
	$—	$113,675	$4,896	$118,571

The estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,223	$2,223	$2,117	$2,117
Interest-bearing deposits in other financial institutions	20,145	20,145	29,730	29,730
Federal funds sold	4,400	4,400	5,246	5,246
Investment securities available for sale	157,591	157,591	114,049	114,049
Investments in restricted stock	1,062	1,062	1,199	1,199
Ground rents	140	140	140	140
Loans, less allowance for credit losses	231,984	238,850	252,296	253,946
Accrued interest receivable	1,304	1,304	1,302	1,302
Cash value of life insurance	8,258	8,258	8,181	8,181

Financial liabilities:
Deposits	368,884	370,102	349,620	350,666
Short-term borrowings	25,237	25,245	29,912	29,935
Accrued interest payable	15	15	16	16
Unrecognized financial instruments:
Commitments to extend credit	30,706	30,706	31,561	31,561
Standby letters of credit	1,044	1,044	1,044	1,044

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
June 30, 2021	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$26,768	$26,768	$26,768	$—	$—
Loans receivable, net	231,984	238,850	—	—	238,850
Cash value of life insurance	8,258	8,258	—	8,258	—
Financial instruments - Liabilities
Deposits	368,884	370,102	143,914	226,187	—
Short-term debt	25,237	25,245	5,237	20,009	—

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

The fair value of noninterest-bearing deposits, interest-bearing checking, savings, and money market deposit accounts, securities sold under agreements to repurchase, and accrued interest payable are equal to the carrying amounts.  The fair value of fixed-maturity time deposits is estimated using discounted cash flow analysis.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Total interest income declined $384,000 to $6.5 million for the six-month period ending June 30, 2021, compared to the same period in 2020. This was driven by decreases in interest income on loans and lower interest earned on overnight funds, mainly attributable to lower market rates, offset by an increase on interest and dividends on securities due to a $73.1 million increase in the investment portfolio. Beyond pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained historic low interest rate environment will likely continue to place pressure on net interest margin. Exacerbating the above, the Company maintained significantly higher levels of excess balance sheet liquidity during 2021 as compared to the same period in 2020 due to growth in deposits and decreased loan balances. The Bank’s loan portfolio decreased by $20.3 million or 8.05% in the first six months of 2021. The Company has strong liquidity and capital positions that provide ample capacity for future growth, along with the Bank’s total regulatory capital to risk weighted assets of 14.29% at June 30, 2021, compared to 12.95% for the same period of 2020.

Return on average assets for the three- and six-month period ended June 30, 2021 was 0.45% and 0.51% compared to (0.10)%  and 0.09% for the three- and six-month periods ended June 30, 2020.  Return on average equity for the three- and six-month periods ended June 30, 2021 was 5.51% and 6.10% compared to (1.05)% and 0.95% for the three- and six-month periods ended June 30, 2020.  Higher net income offset by lower average asset balances primarily drove the higher return on average assets, while higher net income primarily drove the higher return on average equity.

The book value per share of Bancorp’s common stock was $12.43 at June 30, 2021, compared to $12.65 per share at June 30, 2020. The decrease primarily resulted from the CECL transition adjustment and unrealized losses on the Company’s fixed rate available for sale securities.

At June 30, 2021, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 13.45% at June 30, 2021, compared to 13.09% at December 31, 2020.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta, the Federal Reserve and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended June 30, 2021 was $480,000, or $0.17 per basic and diluted common share compared to a $96,000 loss, or ($0.03) per basic and diluted common share for the same period of 2020. The results recorded for the three-month period ending June 30, 2021 were higher than the same period of 2020 resulting primarily from a $554,000 increase in the release of credit losses due to a decrease in the reservable balance (excluding PPP loans) in the loan portfolio. Net income attributable to common stockholders for the six-month period ended June 30, 2021 was $1,074,000, or $0.38 per basic and diluted common share compared to $174,000, or $0.06 per basic and diluted common share for the same period of 2020. The results recorded for the six-month period ending June 30, 2021 were higher than the same period of 2020 resulting primarily from a $878,000 increase in the release of credit losses due to a decrease in the reservable balance (excluding PPP loans) in the loan portfolio and $432,000 in loan recoveries in the six months ended June 30, 2021.

Net Interest Income. The Company’s net interest income for the three-month period ended June 30, 2021 was $3.02 million, compared to $2.94 million for the same period in 2020, an increase of $78,000, or 2.66%. The increase in net interest income was due to lower interest income in the amount of $46,000, offset by lower interest expense in the amount of $124,000. This was primarily due to an increase in the investment portfolio, offset by lower interest and fees on loans from a decrease in the loan portfolio, and a decrease in the costs of interest-bearing deposits. The Company’s net interest income for the six-month period ended June 30, 2021 was $5.89 million, compared to $5.99 million for the same period in 2020, a decrease of $92,000, or 1.53%. The decrease in net interest income was due to lower interest income in the amount of $384,000 and lower interest expense in the amount of $292,000. These decreases were primarily due to lower interest and fees on loans from a decrease in the loan portfolio, and a decrease in the costs of interest-bearing deposits, offset by an increase in the investment portfolio.

Total interest income for the second quarter of 2021 decreased $46,000, or 1.38% when compared to the same period in 2020, from $3.34 million in 2020 to $3.29 million in 2021. The primary driver of the decrease was a decrease of $412,000 in interest and fees on loans due to lower average loan balances, and a $15,000 decrease in interest on deposits with banks and federal funds sold due to lower interest rates, offset by a $381,000 increase in interest and dividends on investment securities due to an increase in the investment portfolio balance. Total interest income decreased $384,000 for the six-month period ended June 30, 2021, when compared to the same period in 2020 from $6.8 million in 2020 to $6.5 million in 2021, a decrease of 5.62%. The primary driver of the decrease in total interest income was a decrease of $846,000 in interest and fees on loans and a $43,000 decrease in interest on deposits with banks and federal funds sold, offset by a $505,000 increase on interest and dividends on securities. The decreases can be attributed to a decrease in the loan portfolio and the lower interest rate environment.

Interest expense for the second quarter 2021 decreased $124,000 from $398,000 for the same period in 2020 to $274,000 in 2021, a decrease of 31.16%. The primary driver for the decrease was a $131,000 decrease of expense on interest-bearing deposits. The decreases for the three-month period ended June 30, 2021 are attributed to the lower interest rate environment and decline in the average balance of time deposits. Interest expense decreased $292,000 for the six-month period ended June 30, 2021 from $849,000 for the same period in 2020 to $557,000 in 2021, a decrease of 34.43%. The decrease was primarily due to a $289,000 decrease in the cost of interest on deposits. The decreases for the three-and six-month periods ended June 30, 2021 was due to the lower interest rate environment.

Net interest margin for the three-month period ended June 30, 2021 was 2.92% compared to 3.12% for the three-month period ended June 30, 2020. The decrease was primarily due to increased downward pressure from declines in interest rates across the yield curve. The yield on interest earning assets decreased by 0.36% to 3.18% for the three-month period ended June 30, 2021 from 3.54% from the same period of 2020 primarily due to lower interest rates. The cost of funds decreased 0.17% to 0.28% for the three-month period ended June 30, 2021 from 0.45% for the same period of 2020 due to a decrease in total time deposits and the renewal of matured time deposits at lower interest rates. Net interest margins for the six-month period ended June 30, 2021 were 2.92% compared to 3.23% for the six-month period ended June 30, 2020. The decrease was primarily due to lower yields on interest earning assets and lower cost of funds resulting from the lower interest rate environment. The yield on interest earning assets decreased by 0.49% from 3.69% for the six-month period ended June 30, 2020 to 3.20% for the same period of 2021. The cost of funds decreased 0.20% from 0.49% for the six-month period ended June 30, 2020 to 0.29% for the same period of 2021 due to a decrease in total time deposits and the renewal of time deposits at lower interest rates in 2021.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$23,172	$5	0.09%	$23,665	$23	0.39%
Investment securities available for sale	150,556	706	1.88	69,729	317	1.82
Restricted equity securities	1,062	11	4.00	1,199	16	5.40
Total interest-bearing deposits/investments	174,790	722	1.65	94,593	356	1.51

Loans Secured by Real Estate
Construction and land	753	29	15.54	3,846	56	5.76
Farmland	349	4	5.01	357	4	4.96
Singlefamily residential	81,427	873	4.29	88,998	972	4.32
Multifamily	6,456	83	5.12	7,189	84	4.62
Commercial	58,719	700	4.77	63,559	812	5.05
Total loans secured by real estate	147,704	1,689	4.57	163,949	1,928	4.65
Commercial and Industrial
Commercial and industrial	7,141	72	4.03	5,012	100	7.89
SBA guaranty	7,376	196	10.62	4,797	122	10.06
Comm SBA PPP	8,252	21	1.00	16,107	32	0.79
Total commercial and industrial loans	22,769	289	5.08	25,916	254	3.88
Consumer Loans
Consumer	4,813	7	0.58	5,486	10	0.72
Automobile	64,626	583	3.61	88,818	788	3.51
Total consumer loans	69,439	590	3.40	94,304	798	3.35
Total loans	239,912	2,568	4.31	284,169	2,980	4.22
Total interest-earning assets	414,702	3,290	3.18	378,762	3,336	3.54

Cash	2,062			2,329
Allowance for loan losses	(2,945)			(2,278)
Market valuation	(1,169)			1,219
Other assets	16,849			16,601
Total non-earning assets	14,797			17,871
Total assets	$429,499			$396,633

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$136,647	15	0.05%	$117,912	18	0.06%
Money market	20,904	3	0.05	18,222	2	0.05
Certificates of deposit	66,555	140	0.84	76,887	269	1.41
Total interest-bearing deposits	224,106	158	0.28	213,021	289	0.54

Borrowed Funds:
PPPLF Term Funding	616	1	0.42	948	—	—
Federal Funds Purchased	1	—	—	1	—	—
FHLB advances	20,000	115	2.32	20,000	109	2.20
Total borrowed funds	20,617	116	2.28	20,949	109	2.10
Total interest-bearing liabilities	244,723	274	0.45	233,970	398	0.68

Non-interest-bearing deposits	147,009			123,308
Total cost of funds	391,732	274	0.28	357,278	398	0.45

Other liabilities and accrued expenses	2,841			2,592
Total liabilities	394,573			359,870

Stockholder's equity	34,926			36,763
Total liabilities and equity	$429,499			$396,633
Net interest income		$3,016			$2,938
Yield on earning assets			3.18%			3.54%
Cost of interest-bearing liabilities			0.45%			0.68%
Net interest spread			2.73%			2.86%
Net interest margin			2.92%			3.12%

	Six Months Ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$26,611	$12	0.09%	$18,084	$57	0.63%
Investment securities available for sale	134,581	1,211	1.80	70,254	698	1.99
Restricted equity securities	1,121	23	4.17	1,289	29	4.59
Total interest-bearing deposits/investments	162,313	1,246	1.54	89,627	784	1.76

Loans Secured by Real Estate
Construction and land	757	53	13.90	3,545	119	6.70
Farmland	350	9	4.98	357	9	5.00
Singlefamily residential	82,004	1,764	4.30	88,883	1,972	4.44
Multifamily	6,530	163	4.99	7,206	169	4.69
Commercial	58,913	1,376	4.67	64,531	1,640	5.08
Total loans secured by real estate	148,554	3,365	4.53	164,522	3,909	4.75
Commercial and Industrial
Commercial and industrial	6,947	160	4.62	7,206	224	6.23
SBA guaranty	7,662	426	11.13	4,619	180	7.78
Comm SBA PPP	8,867	44	1.00	8,053	32	0.80
Total commercial and industrial loans	23,476	630	5.36	19,878	436	4.39
Consumer Loans
Consumer	5,255	17	0.65	5,669	27	0.95
Automobile	67,131	1,193	3.55	92,682	1,679	3.62
Total consumer loans	72,386	1,210	3.34	98,351	1,706	6.86
Total loans	244,416	5,205	4.29	282,751	6,051	4.30
Total interest-earning assets	406,729	6,451	3.20	372,378	6,835	3.69

Cash	2,111			2,327
Allowance for loan losses	(2,984)			(2,152)
Market valuation	(178)			911
Other assets	16,472			16,707
Total non-earning assets	15,421			17,793
Total assets	$422,150			$390,171

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$133,476	30	0.05%	$115,264	34	0.06%
Money market	20,578	5	0.05	18,206	5	0.05
Certificates of deposit	67,168	290	0.87	78,580	575	1.47
Total interest-bearing deposits	221,222	325	0.30	212,050	614	0.58

Borrowed Funds:
PPPLF Term Funding	589	1	0.42	474	—	—
Federal Funds Purchased	1	—	—	1	—	—
FHLB advances	20,001	231	2.34	21,846	235	2.16
Total borrowed funds	20,591	232	2.28	22,321	235	2.12
Total interest-bearing liabilities	241,813	557	0.47	234,371	849	0.73

Non-interest-bearing deposits	142,105			116,418
Total cost of funds	383,918	557	0.29	350,789	849	0.49

Other liabilities and accrued expenses	2,733			2,540
Total liabilities	386,651			353,329

Stockholder's equity	35,499			36,842
Total liabilities and equity	$422,150			$390,171
Net interest income		$5,894			$5,986
Yield on earning assets			3.20%			3.69%
Cost of interest-bearing liabilities			0.47%			0.73%
Net interest spread			2.73%			2.96%
Net interest margin			2.92%			3.23%

Provision for Credit Losses.  The Company recognized a release of credit losses in the amount of $67,000 and a provision for credit losses in the amount of $487,000 for the three-month periods ending June 30, 2021 and 2020, respectively. The Company recognized a release for credit losses in the amount of $471,000 and a provision for credit losses in the amount of $407,000 for the six-month period ending June 30, 2021 and 2020, respectively.  As of June 30, 2021, the allowance for credit losses represented 1.23% of total loans compared to 0.84% at June 30, 2020.  The $554,000 favorable decline in the provision for credit losses (“PCL-loans”) in the second quarter of 2021 as compared to the second quarter of 2020, and the $878,000 favorable decrease in the first six months of 2021 compared to the same period in 2020 is due primarily to lower average balances on loans, and net recoveries of previously charged-off loan balances.  A provision was not recognized for the Commercial SBA PPP loans as these loans are 100% guaranteed by the SBA.

Noninterest Income. Noninterest income increased to $280,000 for the three-month period ended June 30, 2021, from $228,000 for the corresponding period in 2020, an increase of $52,000, or 22.81%. The increase was primarily due to an increase in other fees and commissions and the gain on the sale of other real estate owned (“OREO”). Noninterest income increased to $527,000 for the six-month period ended June 30, 2021, from $484,000 for the corresponding period in 2020, an increase of $43,000, or 8.88%. The decrease was primarily due to increases in other fees and commissions and the gain on the sale of OREO, offset by a decrease in service charges on deposit accounts.

Noninterest Expenses. Noninterest expenses for the three-month period ended June 30, 2021 and 2020 were $2.79 million and $2.81 million, respectively, a decrease of $15,000 or 0.53%.  The decrease was driven by decreases in legal, accounting and other professional fees, and other expenses, offset by increases in data and item processing services, and telephone costs. Noninterest expenses decreased from $5.85 million for the six-month period ended June 30, 2020, to $5.62 million for the corresponding period in 2021, a decrease of $230,000, or 3.93%. The decrease was driven by decreases in salary and employee benefits cost, occupancy and equipment, legal, accounting, and other professional fees, loan collection costs, FDIC insurance costs and other expenses, offset by increases in data processing and item processing services and telephone costs.

Income Taxes. During the three-month period ended June 30, 2021, the Company recorded income tax expense of $91,000 compared to $32,000 benefit for the same period in 2020, a $123,000, or 384.38%, increase. The Company’s annualized effective tax rate at June 30, 2021 was 15.83% compared to 20.05% for the prior year. The increase in income tax expense was due to higher income before taxes. The decrease in the annualized effective tax rate for the six-month period was due to an increase in tax-exempt municipal securities in 2021.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the second quarter of 2021, comprehensive income, net of tax, totaled $2,172,000 compared to $259,000 for the same period in 2020. The increase was due to higher net income, unrealized gains on available for sale securities and net unrealized gains on interest rate swaps. For the six-month period ended June 30, 2021, comprehensive income, net of tax, totaled $277,000, compared to $689,000 for the same period in 2020. The decrease was due to higher net unrealized losses on available for sale securities, offset by higher net income and net unrealized gains on interest rate swaps.

FINANCIAL CONDITION

General. The Company’s assets increased to $432.8 million at June 30, 2021 from $419.5 million at December 31, 2020, an increase of $13.3 million or 3.17%, primarily due to an increase in investment securities available for sale, offset by decreases in interest-bearing deposits at other financial institutions and loans, net. Loans totaled $232.0 million at June 30, 2021, a decrease of $20.3 million, or 8.05%, from $252.3 million at December 31, 2020. The decrease was primarily attributable to decreases in single-family residential, multi-family residential, commercial and industrial loans, commercial SBA PPP loans, consumer, and automobile loans, offset by increases in construction and land and commercial real estate loans. Investment securities available for sale as of June 30, 2021, totaled $157.6 million, an increase of $43.6 million, or 38.18% from $114.0 million on December 31, 2020. The increase resulted primarily from the purchase of investments securities due to an increase in excess liquidity from deposit growth and decreases in loan portfolio balances. Cash and cash equivalents as of June 30, 2021, totaled $26.8 million, a decrease of $10.3 million, or 27.83% from $37.1 million on December 31, 2020 resulting from the purchase of investment securities in 2021.

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

At June 30, 2021, impaired loans totaled $4.1 million. Included in the impaired loans total were $4.1 million in loans classified as nonaccrual loans. At June 30, 2021, troubled debt restructurings included in impaired loans totaled $37,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans	$4,109	$4,512
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	15	18

Total nonperforming loans	4,124	4,530

Real estate acquired through foreclosure	-	575

Total nonperforming assets	$4,124	$5,105

Nonperforming assets to total assets	0.95%	1.22%

Deposits as of June 30, 2021, totaled $368.9 million, an increase of $19.3 million, or 5.51% from $349.6 million on December 31, 2020. Demand deposits as of June 30, 2021 totaled $143.3 million, an increase of $10.6 million, or 8.01% from $132.6 million at December 31, 2020. Interest-bearing checking accounts as of June 30, 2021 totaled $36.8 million, an increase of $4.2 million, or 12.91% from $32.6 million at December 31, 2020. Savings accounts as of June 30, 2021 totaled $100.8 million, an increase of $3.8 million, or 3.89%, from $97.0 million at December 31, 2020. Money market accounts as of June 30, 2021 totaled $21.7 million, an increase of $2.6 million, or 13.83%, from $19.1 million at December 31, 2020. Time deposits under $100,000 totaled $38.4 million on June 30,

2021, a $1.6 million or a 4.01% decrease from $40.0 million at December 31, 2020. Time deposits over $100,000 totaled $27.9 million on June 30, 2021, a decrease of $0.4 million, or 1.33% from $28.3 million on December 31, 2020.

Deposits on June 30, 2021, and December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020		2021 vs 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$143,254	38.8%	$132,626	37.9%	$10,628	8.0%

Interest-bearing deposits:
Checking	36,809	10.0%	32,601	9.3%	4,208	12.9%
Savings	100,807	27.3%	97,036	27.8%	3,771	3.9%
Money market	21,715	5.9%	19,077	5.5%	2,638	13.8%
Total interest-bearing checking, savings and money market deposits	159,331	43.2%	148,714	42.6%	10,617	7.1%

Time deposits under $100,000	38,405	10.4%	40,010	11.4%	(1,605)	(4.0)%
Time deposits of $100,00 or more	27,894	7.6%	28,270	8.1%	(376)	(1.3)%
Total time deposits	66,299	18.0%	68,280	19.5%	(1,981)	(2.9)%

Total interest-bearing deposits	225,630	61.2%	216,994	62.1%	8,636	4.0%

Total Deposits	$368,884	100.0%	$349,620	100.0%	$19,264	5.5%

Lease Commitments. The Financial Accounting Standards Board (“FASB”) issued guidance, Leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The Bank adopted this guidance on January 1, 2019. It was applied using a modified retrospective approach which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the current period consolidated financial statements. For leases where the Bank is the lessee, operating leases are included in premises and equipment, net, and accrued expenses and other liabilities on the Consolidated Balance Sheet. The Bank currently does not have any finance leases. The initial adoption of this guidance had no material effect on the Bank and there was no cumulative-effect adjustment to beginning retained earnings. Management evaluates the effects of the lease guidance on a quarterly basis.

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

Future minimum payments of the Bank’s operating leases as of June 30, 2021 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2021	$97
2022	177
2023	156
2024	161
2025	3
Thereafter	2
Total	$596

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

For the six months ended June 30, 2021, the Bank accrued $223,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

At June 30, 2021, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position. Management strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2021	(9)%	(6)%	10%	17%
June 30, 2020	(6)%	(4)%	7%	13%

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2021.

					Over 1
			Over 3 to		Through		Over
	0-3 Months		12 Months		5 Years		5 Years		Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—		$—		$—		$—		$2,223
Federal funds and overnight deposits	24,545		—		—		—		24,545
Securities	—		452		2,223		154,916		157,591
Loans	456		4,151		61,371		166,006		231,984
Fixed assets	—		—		—		—		3,716
Other assets	—		—		—		—		12,715
Total assets	$25,001		$4,603		$63,594		$320,922		$432,774

Liabilities:
Demand deposit accounts	$—		$—		$—		$—		$143,254
NOW accounts	36,809		—		—		—		36,809
Money market deposit accounts	21,715		—		—		—		21,715
Savings accounts	100,807		—		—		—		100,807
IRA accounts	1,659		7,053		11,623		833		21,168
Certificates of deposit	8,752	0	15,951	0	20,397	0	31	-1	45,131
Short-term borrowings	25,237		—		—		—		25,237
Other liabilities	—		—		—		—		3,258
Stockholders’ equity:	—		—		—		—		35,395
Total liabilities and stockholders' equity	$194,979		$23,004		$32,020		$864		$432,774

GAP	$(169,978)		$(18,401)		$31,574		$320,058
Cumulative GAP	$(169,978)		$(188,379)		$(156,805)		$163,253
Cumulative GAP as a % of total assets	(39.28)%		(43.53)%		(36.23)%		37.72%

As shown above, measures of net interest income at risk were slightly more favorable at June 30, 2021 than at June 30, 2020 over a 12-month modeling period. All measures remained within prescribed policy limits in the up and down interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero. The primary contributor to the more favorable position was the more asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2021	(37)%	(19)%	9%	6%
June 30, 2020	(23)%	(23)%	27%	45%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2021, totaled $26.8 million, an increase of $10.3 million, or 27.83% from the $37.1 million at December 31, 2020.

As of June 30, 2021, the Bank was permitted to draw on a $109.2 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. At December 31, 2020, there were $20.0 million in short-term borrowings from FHLB and $9.9 million in long-term borrowings from the Federal Reserve Discount Window outstanding. As of June 30, 2021, there were $20.0 million in short-term and $5.2 million in long-term borrowings from the Federal Reserve Discount Window outstanding. During the second quarter of 2021, the Bank borrowed $5.2 million under the Payroll Protection Program Liquidity Facility (“PPPLF”) to fund $5.2 million in Commercial SBA PPP loans. See “Item 5. Other information” for further details on the PPPLF. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of June 30, 2021, and a secured Discount Window line of credit at the Federal Reserve Bank in the amount of $10.9 million, of which $0 was outstanding as of June 30, 2021.

The Company’s stockholders’ equity decreased $1,698,000, or 4.58% during the six-month period ended June 30, 2021. The decrease was primarily due a $1.5 million reduction of retained earnings from the adoption of the CECL accounting standard for credit losses in the first six months of 2021 and unrealized losses (net of taxes) on the Company’s available-for-sale investment securities and derivative contracts totaling $0.8 million. The decrease in unrealized gains primarily resulted from increasing market interest rates during the first six months of 2021, which decreased the fair value of the investment securities.

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

The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2021, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.58%, a Tier 1 risk-based capital ratio of 13.45%, a common equity Tier 1 risk-based capital ratio of 13.45%, and a total risk-based capital ratio of 14.29%. The Company’s capital amounts and ratios at June 30, 2021 and December 31, 2020 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,160	13.45%	$12,100	4.50%	$17,478	6.50%
Total capital	$38,419	14.29%	$21,511	8.00%	$26,889	10.00%
Tier 1 capital	$36,160	13.45%	$16,133	6.00%	$21,511	8.00%
Tier 1 leverage	$36,160	8.58%	$16,865	4.00%	$21,082	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,442	13.09%	$12,532	4.50%	$18,101	6.50%
Total capital	$37,951	13.63%	$22,278	8.00%	$27,848	10.00%
Tier 1 capital	$36,442	13.09%	$16,709	6.00%	$22,278	8.00%
Tier 1 leverage	$36,442	9.12%	$15,980	4.00%	$19,975	5.00%

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

Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating.  The absence of a rating does not imply substandard quality.  Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy and the markets in which the Company operates. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future country and state restrictions regarding virus containment. An extended period of global supply chain, workforce availability and economic disruption could materially affect the Company’s business, the results of operations, and financial condition. While this business disruption is expected to be temporary, the current circumstances change from one day to the next and the impacts of COVID-19 on the Company’s business operations, including the duration, its impact on assets, liabilities and net income, cannot be reasonably estimated at this time. During the second quarter of 2020, at the request of borrowers facing financial difficulties, the Bank modified and deferred payment on 225 loans totaling approximately $39.8 million in principal and approximately $598,800 in principal and interest payments. As of June 30, 2021, all deferred payment loans are again paying as agreed. In October 2020, the Company began processing payments for loans that have been forgiven under SBA guidelines. The Company anticipates that the impacts of the COVID-19 pandemic will continue to have a material impact on the Company’s business, results of operations, financial position and cash flows in 2021, and this impact may continue beyond 2021.

The Company has business continuity plans that cover a variety of potential impacts to business operations. These plans are periodically reviewed and tested and have been designed to protect the ongoing viability of bank operations in the event of a disruption such as a pandemic.

The Company has implemented employee and customer safety guidelines consistent with the Centers for Disease Control and Prevention and the State of Maryland. In conjunction with Maryland’s efforts to fully re-open the economy, all branch locations were reopened on April 5, 2021. The Bank continues to use its established safety protocols and procedures in the branches and on the main campus. Due to the emergence of the predominant strain of the COVID-19 Delta variant and its higher infectious and transmissibility rate, the Company reimplemented its face mask policy which requires all employees in the branches and on campus to wear face masks when reporting to work and interacting with other employees and customers. Additionally, the Company has decided to delay the transition of returning to the office for those employees that are working from home.

In response to the COVID-19 pandemic, Congress created, and on March 27, 2020, the President signed into law, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Included in the CARES Act was the creation of the Paycheck Protection Program (PPP) pursuant to which Small Business Administration (SBA) eligible lenders provide low-interest, SBA guaranteed loans to borrowers who meet the requirements of the PPP so that the borrowers can keep their workers on the payroll. To bolster the effectiveness of the PPP, the Federal Reserve System has supplied liquidity to participating financial institutions, including the Bank, through term financing backed by PPP loans to small businesses. The PPP Liquidity Facility (the “PPPL Facility”) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. To support the use of the PPPL Facility, the banking regulatory agencies are allowing banking organizations to exclude loans pledged as collateral to the PPPL Facility from a banking organization's total leverage exposure, average total consolidated assets, advanced approaches total risk-weighted assets, and standardized total risk-weighted assets, as applicable. The Federal Deposit Insurance Corporation, Board of Governors of the Federal Reserve System and Office of the Comptroller of the Currency issued an interim final rule on April 7, 2020, that allows banking organizations to neutralize the regulatory capital effects of participating in the PPPL Facility. In addition, loans made under the PPP receive a zero percent risk weight under the agencies' regulatory capital rules regardless of whether they are pledged as collateral to the PPPL Facility. However, such loans will be included in a banking organization's leverage ratio requirement unless they are pledged as collateral to the PPPL Facility. The Bank worked with existing customers to provide PPP loans, and between April 3, 2020 and May 21, 2020 the Bank approved, and obtained SBA approval, for 133 loan requests totaling $17.4 million under the PPP. The Bank approved, and obtained SBA approval, on an additional 51 loan requests totaling $6.7 million between January 28, 2021 and May 14, 2021. These loans are listed as loan type Commercial SBA PPP loans in the Bank’s loan portfolio in “Note 5 – Loans Receivable and Allowance for Loan Losses” in this report. In October 2020, the Company began processing loans that have been forgiven under SBA guidelines.

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

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP
(Registrant)

Date: August 13, 2021	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer