Form 10-Q
period 2021-09-30
GLEN BURNIE BANCORP
filed 2021-11-12
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of November 3, 2021, was 2,853,880.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,826	$2,117
Interest-bearing deposits in other financial institutions	28,638	34,976
Cash and Cash Equivalents	31,464	37,093

Investment securities available for sale, at fair value	162,827	114,049
Restricted equity securities, at cost	1,062	1,199

Loans, net of deferred fees and costs	224,674	253,772
Less: Allowance for credit losses(1)	(2,790)	(1,476)
Loans, net	221,884	252,296

Real estate acquired through foreclosure	—	575
Premises and equipment, net	3,654	3,853
Bank owned life insurance	8,298	8,181
Deferred tax assets, net	1,409	142
Accrued interest receivable	1,304	1,302
Accrued taxes receivable	91	116
Prepaid expenses	470	318
Other assets	352	362
Total Assets	$432,815	$419,486

LIABILITIES
Noninterest-bearing deposits	$147,809	$132,626
Interest-bearing deposits	226,700	216,994
Total Deposits	374,509	349,620

Short-term borrowings	20,000	29,912
Defined pension liability	301	285
Accrued expenses and other liabilities	3,040	2,576
Total Liabilities	397,850	382,393

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,851,070 and 2,842,040 shares as of September 30, 2021 and December 31, 2020, respectively.	2,851	2,842
Additional paid-in capital	10,731	10,640
Retained earnings	22,708	23,071
Accumulated other comprehensive (loss) gain	(1,325)	540
Total Stockholders' Equity	34,965	37,093

Total Liabilities and Stockholders' Equity	$432,815	$419,486
(1)	Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments – Credit Losses (“ASC 326”), such that the allowance calculation is based on current expected credit loss methodology (“CECL”). Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 5 “Loans Receivable and Allowance for Losses on Loans” for details.

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$2,799	$2,924	$8,005	$8,974
Interest and dividends on securities	773	404	1,976	1,103
Interest on deposits with banks and federal funds sold	32	21	75	107
Total Interest Income	3,604	3,349	10,056	10,184

INTEREST EXPENSE
Interest on deposits	148	237	474	851
Interest on short-term borrowings	116	110	349	345
Interest on long-term borrowings	—	6	—	6
Total Interest Expense	264	353	823	1,202

Net Interest Income	3,340	2,996	9,233	8,982

Release for credit losses	(122)	(669)	(593)	(263)
Net interest income after release	3,462	3,665	9,826	9,245

NONINTEREST INCOME
Service charges on deposit accounts	42	37	119	132
Other fees and commissions	276	179	635	489
Gain on securities sold/redeemed	1	4	1	4
Income on life insurance	40	40	117	118
Gains on sale of OREO	—	—	14	—
Total Noninterest Income	359	260	886	743

NONINTEREST EXPENSE
Salary and benefits	1,686	1,595	4,904	4,897
Occupancy and equipment expenses	306	283	912	909
Legal, accounting and other professional fees	121	233	516	737
Data processing and item processing services	206	234	710	651
FDIC insurance costs	47	41	130	141
Advertising and marketing related expenses	20	22	65	65
Loan collection costs	(30)	5	(2)	92
Telephone costs	42	56	173	146
Other expenses	293	224	903	901
Total Noninterest Expenses	2,691	2,693	8,311	8,539

Income before income taxes	1,130	1,232	2,401	1,449

Income tax expense	242	283	439	326

NET INCOME	$888	$949	$1,962	$1,123

Basic and diluted net income per share of common stock	$0.31	$0.33	$0.69	$0.40

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$888	$949	$1,962	$1,123

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized (loss) gain on securities during the period	(1,560)	(160)	(2,887)	1,325
Income tax benefit (expense) relating to item above	428	44	795	(364)
Reclassification adjustment for gain on sales of securities included in net income	(1)	(3)	(1)	(3)
Net effect on other comprehensive (loss) income	(1,133)	(119)	(2,093)	958

Net unrealized gain (loss) on interest rate swaps:
Net unrealized gain (loss) on interest rate swap during the period	87	77	315	(695)
Income tax (expense) benefit relating to item above	(24)	(21)	(87)	192
Net effect on other comprehensive income (loss)	63	56	228	(503)

Other comprehensive (loss) income	(1,070)	(63)	(1,865)	455

Comprehensive (loss) income	$(182)	$886	$97	$1,578

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2019	$2,827	$10,525	$22,537	$(209)	$35,680

Net income	—	—	1,123	—	1,123
Cash dividends, $0.30 per share	—	—	(850)	—	(850)
Dividends reinvested under
dividend reinvestment plan	12	85	—	—	97
Other comprehensive income	—	—	—	455	455

Balance, September 30, 2020	$2,839	$10,610	$22,810	$246	$36,505

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2020	$2,842	$10,640	$23,071	$540	$37,093

Net income	—	—	1,962	—	1,962
Cash dividends, $0.30 per share	—	—	(853)	—	(853)
Dividends reinvested under
dividend reinvestment plan	9	91	—	—	100
Transition adjustment pursuant to adoption
of ASU 2016-13	—	—	(1,472)	—	(1,472)
Other comprehensive loss	—	—	—	(1,865)	(1,865)

Balance, September 30, 2021	$2,851	$10,731	$22,708	$(1,325)	$34,965

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,962	$1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	323	212
Amortization, and accretion of investment securities available for sale	995	(511)
Release for credit losses	(593)	(262)
Gain on disposals of assets, net	(14)	—
Increase in cash surrender value of bank owned life insurance	(117)	(118)
Decrease in ground rents	4	3
Increase in accrued interest receivable	(2)	(407)
Net increase in other assets	(121)	(63)
Net decrease in accrued expenses and other liabilities	439	892

Net cash provided by operating activities	2,876	869

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	20,244	17,632
Purchases of investment securities available for sale	(72,904)	(58,771)
Net purchase (sale) of Federal Home Loan Bank stock	137	(187)
Net decrease in loans	29,431	10,516
Proceeds from sale of real estate acquired through foreclosure	589	—
Purchases of premises and equipment	(225)	(410)

Net cash used in investing activities	(22,728)	(31,220)

Cash flows from financing activities:
Net increase in deposits	24,889	22,500
(Decrease) increase in short term borrowings	(9,913)	12,367
Increase in long term borrowings	—	10,000
Cash dividends paid	(853)	(850)
Common stock dividends reinvested	100	97

Net cash provided by financing activities	14,223	44,114

Net (decrease) increase in cash and cash equivalents	(5,629)	13,763

Cash and cash equivalents at beginning of year	37,093	13,290

Cash and cash equivalents at end of year	$31,464	$27,053

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$824	$1,263
Net income taxes paid (refunded)	415	(1,176)
Net (decrease) increase in unrealized appreciation on available for sale securities	(2,887)	1,325
Net decrease (increase) in unrealized depreciation on swaps	315	(695)

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2021 and December 31, 2020, the results of operations for the three- and nine-month periods ended September 30, 2021 and 2020, and the statements of cash flows for the nine-month periods ended September 30, 2021 and 2020. The operating results for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or any future interim period. The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021. The unaudited consolidated financial statements for September 30, 2021 and 2020, the consolidated balance sheet at December 31, 2020, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Portfolio segment is defined as the level at which the Company develops and documents a systematic methodology to determine its ACL. The Company has designated three loan portfolio segments: loans secured by real estate, commercial and industrial loans, and consumer loans. These loan portfolio segments are further disaggregated into classes, which represent loans of similar type, risk characteristics, and methods for monitoring and assessing credit risk. The loans secured by real estate portfolio segment is disaggregated into five classes: construction and land, farmland, family residential, multi-family, and commercial. The commercial and industrial loan portfolio segment is disaggregated into two classes: commercial and industrial, and SBA guaranty. The risk of loss for the commercial and industrial loan portfolio segment is generally most indicated by the credit risk rating assigned to each borrower. Commercial and industrial loan risk ratings are determined by experienced senior credit officers based on specific facts and circumstances and are subject to periodic review by an independent internal team of credit specialists. The consumer loan portfolio segment is disaggregated into two classes: consumer and automobile. The risk of loss for the consumer loan portfolio segment is generally most indicated by delinquency status and general economic factors. Each of the three loan portfolio segments may also be further segmented based on risk characteristics.

For most of our loan portfolio classes, the historical loss experience is determined using the Average Charge-Off Method. This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s net charge-offs over the lives of the loans. The Average Charge-Off Method uses historical values by period (20-year look-back) to calculate losses and then applies the historical average to future balances over the life of the account. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class. For certain loan portfolio classes, the Company determined there was not sufficient historical loss information to calculate a meaningful historical loss rate using the average charge-off methodology. For any such loan portfolio class, peer group history contributes to the Company’s weighted average loss history. The peer group data is included in the weighted average loss history that is developed for each loan pool.

The Company also considers qualitative adjustments to the historical loss rate for each loan portfolio class. The qualitative adjustments for each loan class consider the conditions over the 20-year look-back period from which historical loss experience was based and are split into two components: 1) asset or class specific risk characteristics or current conditions at the reporting date related to portfolio credit quality, remaining payments, volume and nature, credit culture and management, business environment or other management factors; and 2) reasonable and supportable forecast of future economic conditions and collateral values.

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

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC

326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of January 1, and September 30, 2021, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $30.6 million on September 30, 2021. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic and diluted earnings per share:
Net income	$888,440	$949,027	$1,962,090	$1,122,820
Weighted average common shares outstanding	2,850,124	2,836,998	2,847,042	2,833,130
Basic and dilutive net income per share	$0.31	$0.33	$0.69	$0.40

Diluted earnings per share calculations were not required for the three- and nine-month period ended September 30, 2021 and 2020, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at September 30, 2021 or December 31, 2020. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at September 30, 2021 or December 31, 2020.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at September 30, 2021 and December 31, 2020:

	At September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$23,493	$260	$(132)	$23,621
Agency mortgage-backed securities	29,432	525	(235)	29,722
Municipal securities	44,629	652	(642)	44,639
Corporate Securities	1,500	—	(10)	1,490
U.S. Government agency securities	64,965	26	(1,636)	63,355

Total securities available for sale	$164,019	$1,463	$(2,655)	$162,827

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$24,261	$396	$(14)	$24,643
Agency mortgage-backed securities	26,072	886	(10)	26,948
Municipal securities	28,675	740	(2)	29,413
Corporate Securities	—	—	—	—
U.S. Government agency securities	33,346	9	(310)	33,045

Total securities available for sale	$112,354	$2,031	$(336)	$114,049

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020 are as follows:

September 30, 2021	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$6,747	$(126)	$953	$(6)	$7,700	$(132)
Agency mortgage-backed securities	9,738	(229)	221	(6)	9,959	(235)
Municipal securities	25,335	(642)	—	—	25,335	(642)
Corporate Securities	1,490	(10)	—	—	1,490	(10)
U.S. Government agency securities	45,025	(1,062)	12,499	(574)	57,524	(1,636)
	$88,335	$(2,069)	$13,673	$(586)	$102,008	$(2,655)

December 31, 2020	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$201	$—	$1,188	$(14)	$1,389	$(14)
Agency mortgage-backed securities	—	—	566	(10)	566	(10)
Municipal securities	851	(2)	—	—	851	(2)
Corporate Securities	—	—	—	—	—	—
U.S. Government agency securities	24,160	(308)	481	(2)	24,641	(310)
	$25,212	$(310)	$2,235	$(26)	$27,447	$(336)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of September 30, 2021. As of September 30, 2021, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At September 30, 2021, the Company recorded unrealized losses in its portfolio of debt securities totaling $2,655,000 related to 146 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

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

Shown below are contractual maturities of debt securities at September 30, 2021. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2021

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$—	$—	—%
Over one to five years	2,134	2,161	1.94%
Over five to ten years	19,283	19,348	1.61%
Over ten years	142,602	141,318	2.13%
Total debt securities	$164,019	$162,827

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30,		December 31,
	2021		2020
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$3,662	2	$2,553	1
Farmland	345	—	350	—
Single-family residential	79,049	36	82,520	33
Multi-family	5,846	3	6,105	2
Commercial	55,160	25	57,027	23
Total loans secured by real estate	144,062		148,555
Commercial and Industrial
Commercial and industrial	10,078	4	10,800	4
SBA guaranty	6,930	3	7,200	3
Comm SBA PPP	2,571	1	9,912	4
Total commercial and industrial loans	19,579		27,912
Consumer Loans
Consumer	2,398	1	3,063	1
Automobile	58,635	25	74,242	29
Total consumer loans	61,033		77,305

Loans, net of deferred fees and costs	224,674	100	253,772	100
Less: Allowance for credit losses	$(2,790)		$(1,476)
Loans, net	221,884		252,296

The Bank’s net loans totaled $221.9 million on September 30, 2021, compared to $252.3 million on December 31, 2020, a decrease of $30.4 million, or 12.05%. Construction and land loans increased from $2.6 million on December 31, 2020, to $3.7 million on September 30, 2021, an increase of $1.1 million, or 43.44%. Farmland loans decreased by $0.1 million or 1.58%, from $0.4 million on December 31, 2020, to $0.3 million on September 30, 2021. Single-family residential loans decreased from $82.5 million on December 31, 2020, to $79.0 million on September 30, 2021, a decrease of $3.5 million, or 4.21%. Multi-family residential loans were $5.8 million on September 30, 2021, and $6.1 million on December 31, 2020, a decrease of $0.3 million or 4.24%. Commercial real estate loans decreased $1.9 million, or 3.27%, to $55.2 million at September 30, 2021 compared to $57.0 million on December 31, 2020. Commercial and industrial loans decreased by $0.7 million, or 6.68%, to $10.1 million on September 30, 2021, compared to $10.8 million on December 31, 2020. SBA guaranty loans were $6.9 million on September 30, 2021, a decrease of $0.3 million, or 3.76%, compared to $7.2 million at December 31, 2020. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $2.6 million on September 30, 2021, compared to $9.9 million on December 31, 2020, a decrease of $7.3 million or 74.06%. Consumer loans decreased by $0.7 million, or 21.72% to $2.4 million on September 30, 2021, compared to $3.1 million on December 31, 2020. Automobile loans decreased from $74.2 million on December 31, 2020, to $58.6 million on September 30, 2021, a decrease of $15.6 million or 21.02%.

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

On January 1, 2021, the Company early adopted ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”) which replaces the “incurred loss approach” for estimating credit losses with an expected loss methodology. The incurred loss model delayed the recognition of credit losses until it was probable that a loss had occurred, while the CECL model requires the immediate recognition of expected credit losses over the contractual term for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects the Company’s estimates of the allowance for credit losses for our loan portfolio and the reserve for our off-balance sheet credit exposures related to loan commitments. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance, based on all available information from internal and external sources, relevant to assessing the collectability of loans over their contractual terms, adjusted for expected prepayments when appropriate, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations are performed for each class of loans and take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral securing the loans and current economic conditions and trends that may affect the borrowers’ ability to pay. For example, delinquencies in unsecured loans and indirect automobile installment loans will be reserved for at significantly higher ratios than loans secured by real estate. Finally, the Company considers forecasts about future economic conditions or changes in collateral values that are reasonable and supportable. Based on that analysis, the Bank deems its allowance for loan losses in proportion to the total nonaccrual loans and past due loans to be sufficient.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2021 and the year ended December 31, 2020 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
September 30, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476
Impact of ASC 326 adoption	16	9	854	63	199	120	(6)	—	46	273	1,574
Charge-offs	—	—	—	—	—	—	—	—	(3)	(190)	(193)
Recoveries	—	—	346	—	—	—	—	—	—	180	526
Provision for loan losses	18	—	(544)	3	11	(21)	(3)	—	18	(75)	(593)

Balance, end of quarter	$43	$11	$1,169	$105	$428	$166	$39	$—	$72	$757	$2,790

Individually evaluated for impairment:
Balance in allowance	$—	$—	$10	$—	$—	$—	$—	$—	$—	$—	$10
Related loan balance	—	—	37	—	2,124	—	—	—	—	—	2,161

Collectively evaluated for impairment:
Balance in allowance	$43	$11	$1,159	$105	$428	$166	$39	$—	$72	$757	$2,780
Related loan balance	3,662	345	79,012	5,846	53,036	10,078	6,930	2,571	2,398	58,635	222,513

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2020	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$24	$2	$849	$40	$241	$69	$25	$—	$11	$805	$2,066
Charge-offs	—	—	—	—	—	—	—	—	—	(392)	(392)
Recoveries	—	—	266	—	—	20	—	—	6	199	491
Provision for loan losses	(15)	—	(602)	(1)	(23)	(22)	23	—	(6)	(43)	(689)

Balance, end of the year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476

Individually evaluated for impairment:
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—	$11	$—	$11
Related loan balance	—	—	132	—	—	4,493	—	—	39	—	4,664

Collectively evaluated for impairment:
Balance in allowance	$9	$2	$513	$39	$218	$67	$48	$—	$—	$569	$1,465
Related loan balance	2,553	350	82,388	6,105	57,027	6,307	7,200	9,912	3,024	74,242	249,108

	September 30,	September 30,
(dollars in thousands)	2021	2020
Average loans	$239,492	$281,773
Net charge offs to average loans (annualized)	(0.19)%	0.07%

During the nine-month period ended September 30, 2021, loans to 20 borrowers and related entities totaling approximately $193,000 were determined to be uncollectible and were charged off. During the nine-month period ending September 30, 2020, loans to 30 borrowers and related entities totaling approximately $277,000 were determined to be uncollectible and were charged off.

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

As of September 30, 2021, and 2020, the Bank had outstanding commitments totaling $30.6 million and $33.1 million, respectively. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended
	Ended September 30,
(dollars in thousands)	2021	2020
Beginning balance	$33	$37
Impact of ASC 326 adoption	457	(8)
Reduction of unfunded reserve	(34)	—
Provisions charged to operations	—	—

Ending balance	$456	$29

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2021.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At September 30, 2021			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$3,662	$—	$—	$—	$3,662
Farmland	345	—	—	—	345
Single-family residential	78,804	98	15	132	79,049
Multi-family	5,846	—	—	—	5,846
Commercial	52,708	—	—	2,452	55,160
Total loans secured by real estate	141,365	98	15	2,584	144,062
Commercial and Industrial
Commercial and industrial	10,078	—	—	—	10,078
SBA guaranty	6,859	—	—	71	6,930
Comm SBA PPP	2,571	—	—	—	2,571
Total commercial and industrial loans	19,508	—	—	71	19,579
Consumer Loans
Consumer	2,398	—	—	—	2,398
Automobile	58,057	452	—	126	58,635
Total consumer loans	60,455	452	—	126	61,033

	$221,328	$550	$15	$2,781	$224,674

At December 31, 2020			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$2,553	$—	$—	$—	$2,553
Farmland	350	—	—	—	350
Single-family residential	81,057	1,175	18	270	82,520
Multi-family	6,105	—	—	—	6,105
Commercial	52,424	574	—	4,029	57,027
Total loans secured by real estate	142,489	1,749	18	4,299	148,555
Commercial and Industrial					—
Commercial and industrial	10,800	—	—	—	10,800
SBA guaranty	7,200	—	—	—	7,200
Comm SBA PPP	9,912	—	—	—	9,912
Total commercial and industrial loans	27,912	—	—	—	27,912
Consumer Loans					—
Consumer	3,029	—	—	34	3,063
Automobile	73,611	452	—	179	74,242
Total consumer loans	76,640	452	—	213	77,305
					0
	$247,041	$2,201	$18	$4,512	$253,772

The balances in the above charts have not been reduced by the allowance for credit losses. For the period ending September 30, 2021, the allowance for credit loss is $2.8 million. For the period ending December 31, 2020, the allowance for loan loss is $1.5 million.

Non-accrual loans with specific reserves at September 30, 2021 are comprised of:

Single–family residential – One loan to one borrower that totaled $36,532 with specific reserves of $10,359 established for the loan. This loan was also a troubled debt restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2021 and December 31, 2020.

September 30, 2021		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	27	37	1	10	49
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	27	37	1	10	49
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$27	$37	$1	$10	$49

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	95	95	1	n/a	99
Multi-family	—	—	—	n/a	—
Commercial	2,452	2,452	333	n/a	2,901
Total loans secured by real estate	2,547	2,547	334	—	3,000
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	71	71	1	n/a	71
Total commercial and industrial loans	71	71	1	—	71
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	126	126	5	n/a	149
Total consumer loans	126	126	5	n/a	149
Total impaired loans with no specific reserve	$2,744	$2,744	$340	$—	$3,220

December 31, 2020		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	27	38	2	11	50
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	27	38	2	11	50
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$27	$38	$2	$11	$50

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	232	232	—	n/a	544
Multi-family	—	—	—	n/a	—
Commercial	4,493	4,493	185	n/a	4,315
Total loans secured by real estate	4,725	4,725	185	—	4,859
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	34	34	4	n/a	43
Automobile	117	117	10	n/a	227
Total consumer loans	151	151	14	n/a	270
Total impaired loans with no specific reserve	$4,876	$4,876	$199	$—	$5,129

	September 30,	December 31,
(dollars in thousands)	2021	2020

Troubled debt restructured loans	$37	$39
Non-accrual and 90+ days past due and still accruing loans to average loans	1.17%	1.63%
Allowance for loan losses to nonaccrual & 90+ days past due and still accruing loans	99.6%	32.6%

At September 30, 2021, there was one troubled debt restructured loan consisting of a single-family residential loan in the amount of $36,532. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the nine months ended September 30, 2020 and 2021.

				Commercial and
	Loans Secured By Real Estate			Industrial Loans	Consumer Loans
	Single-family
(dollars in thousands)	Residential	Multi-family	Commercial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2019	$790	$24	$3,139	$—	$51	$123	$4,127
Transfers into nonaccrual	64	—	1,619	—	—	434	2,117
Loans paid down/payoffs	(239)	(16)	(100)	—	(7)	(47)	(409)
Loans returned to accrual status	—	—	(577)	—	—	(17)	(594)
Loans charged off	—	—	—	—	—	(277)	(277)

September 30, 2020	$615	$8	$4,081	$—	$44	$216	$4,964

December 31, 2020	$270	$—	$4,029	$—	$34	$179	$4,512
Transfers into nonaccrual	—	—	920	71	1	204	1,196
Loans paid down/payoffs	(138)	—	(1,881)	—	(1)	(68)	(2,088)
Loans returned to accrual status	—	—	(616)	—	(34)	—	(650)
Loans charged off	—	—	—	—	—	(189)	(189)

September 30, 2021	$132	$—	$2,452	$71	$—	$126	$2,781

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

In June of 2021 the property was sold for $589,000 and resulted in a gain on the sale of other real estate owned property in the amount of $14,000. At September 30, 2021 the Company had no real estate acquired in partial or total satisfaction of debt.

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

The Bank’s internal risk ratings are as follows:

1	Superior – minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Above Average - low risk. (all of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
3	Average – moderately low risk. (most of the risks associated with this credit based on each of the bank’s creditworthiness criteria are minimal)
4	Acceptable – moderate risk. (the weighted overall risk associated with this credit based on each of the bank’s creditworthiness criteria is acceptable)
5	Other Assets Especially Mentioned – moderately high risk. (possesses deficiencies which corrective action by the bank would remedy, potential watch list)

6	Substandard – (the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful – (weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss – (of little value; not warranted as a bankable asset)

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on September 30, 2021, and December 31, 2020:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
September 30, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$3,662	$345	$78,917	$5,846	$52,708	$10,078	$6,859	$2,571	$2,398	$58,509	$221,893
Special mention	—	—	—	—	—	—	—	—	—	5	5
Substandard	—	—	132	—	2,452	—	71	—	—	42	2,697
Doubtful	—	—	—	—	—	—	—	—	—	79	79
Loss	—	—	—	—	—	—	—	—	—	—	—

	$3,662	$345	$79,049	$5,846	$55,160	$10,078	$6,930	$2,571	$2,398	$58,635	$224,674

Nonaccrual	$—	$—	$132	$—	$2,452	$—	$71	$—	$—	$126	$2,781
Troubled debt restructures	$—	$—	$37	$—	$—	$—	$—	$—	$—	$—	$37
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$37	$—	$—	$—	$—	$—	$—	$—	$37
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2020	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$2,553	$350	$82,310	$6,105	$52,534	$10,800	$7,200	$9,912	$3,030	$74,064	$248,858
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	210	—	4,493	—	—	—	33	62	4,798
Doubtful	—	—	—	—	—	—	—	—	—	116	116
Loss	—	—	—	—	—	—	—	—	—	—	—

	$2,553	$350	$82,520	$6,105	$57,027	$10,800	$7,200	$9,912	$3,063	$74,242	$253,772

Nonaccrual	$—	$—	$270	$—	$4,029	$—	$—	$—	$34	$179	$4,512
Troubled debt restructures	$—	$—	$39	$—	$—	$—	$—	$—	$—	$—	$39
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$39	$—	$—	$—	$—	$—	$—	$—	$39
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

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

Loans. Impaired loans totaled $2,780,532 with $10,359 of specific reserves as of September 30, 2021. These assets included single-family residential, commercial real estate and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
September 30, 2021
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$23,621	$—	$23,621
Agency mortgage-backed securities	—	29,722	—	29,722
Municipal securities	—	44,639	—	44,639
Corporate securities	—	1,490	—	1,490
U.S. Government agency securities	—	63,355	—	63,355
Interest rate swap	—	(635)	—	(635)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	2,770	2,770
	$—	$162,192	$2,773	$164,965
December 31, 2020
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$24,643	$—	$24,643
Agency mortgage-backed securities	—	26,948	—	26,948
Municipal securities	—	29,413	—	29,413
Corporate securities	—	—	—	—
U.S. Government agency securities	—	33,045	—	33,045
Interest rate swap	—	(949)	—	(949)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,893	4,893
OREO		575		575
	$—	$113,675	$4,896	$118,571

The estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,826	$2,826	$2,117	$2,117
Interest-bearing deposits in other financial institutions	26,466	26,466	29,730	29,730
Federal funds sold	2,172	2,172	5,246	5,246
Investment securities available for sale	162,827	162,827	114,049	114,049
Investments in restricted stock	1,062	1,062	1,199	1,199
Ground rents	136	136	140	140
Loans, less allowance for credit losses	221,884	229,081	252,296	253,946
Accrued interest receivable	1,304	1,304	1,302	1,302
Cash value of life insurance	8,298	8,298	8,181	8,181

Financial liabilities:
Deposits	374,509	375,587	349,620	350,666
Short-term borrowings	20,000	20,006	29,912	29,935
Accrued interest payable	14	14	16	16
Unrecognized financial instruments:
Commitments to extend credit	29,618	29,618	31,561	31,561
Standby letters of credit	971	971	1,044	1,044

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
September 30, 2021	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$31,464	$31,464	$31,464	$—	$—
Loans receivable, net	221,884	229,081	—	—	229,081
Cash value of life insurance	8,298	8,298	—	8,298	—
Financial instruments - Liabilities
Deposits	374,509	375,587	148,487	227,100	—
Short-term debt	20,000	20,006	—	20,006	—

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

NOTE 9 – SUBSEQUENT EVENTS

Late in the third quarter, the Company’s management team performed a review of the maturity duration in its bond portfolio. Based on an assessment of the current interest rate environment coupled with recovering economic conditions, the Company began restructuring its bond portfolio by lowering the overall duration of the bond portfolio. On October 1, 2021 and October 28, 2021, the Company entered into trade agreements to sell government agency securities totaling approximately $28,700,000 and $4,700,000, respectively. These trades resulted in pre-tax losses of approximately $345,300 and $246,000, respectively, which will be reflected in noninterest income (loss) in October 2021 financial results. Each bond sold was issued by government agencies or government sponsored agencies and have the guarantee or implicit guarantee of the U.S. government. Accordingly, as of September 30, 2021, recovery of the value of these bonds was not in question and no credit impairment allowance was recognized.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Total interest income declined $128,000 to $10.1 million for the nine-month period ending September 30, 2021, compared to the same period in 2020. This was driven by decreases in interest income on loans and lower interest earned on overnight funds, mainly attributable to lower market rates, offset by an increase on interest and dividends on securities due to a $48.8 million increase in the investment portfolio. Beyond pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained historic low interest rate environment will likely continue to place pressure on net interest margin. The Bank’s loan portfolio decreased by $30.4 million or 12.05% during the first nine months of 2021. The Company has strong liquidity and capital positions that provide ample capacity for future growth, along with the Bank’s total regulatory capital to risk weighted assets of 14.86% at September 30, 2021, compared to 12.66% for the same period of 2020.

Return on average assets for the three- and nine-month period ended September 30, 2021 was 0.81% and 0.62% compared to 0.92% and 0.38% for the three- and nine-month periods ended September 30, 2020.  Return on average equity for the three- and nine-month periods ended September 30, 2021 was 9.56% and 7.30% compared to 10.18% and 4.06% for the three- and nine-month periods ended September 30, 2020.  Lower net income and higher average asset balances primarily drove the lower return on average assets, while lower net income and a lower average equity balance primarily drove the lower return on average equity for the three-months ended September 30, 2021.  Higher net income offset by higher average asset balances primarily drove the higher return on average assets, while higher net income primarily drove the higher return on average equity for the nine-months ended September 30, 2021.

The book value per share of Bancorp’s common stock was $12.26 at September 30, 2021, compared to $12.86 per share at September 30, 2020. The decrease primarily resulted from the CECL transition adjustment and unrealized losses on the Company’s fixed rate available for sale securities.

At September 30, 2021, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 14.05% at September 30, 2021, compared to 13.09% at December 31, 2020.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended September 30, 2021 was $888,000, or $0.31 per basic and diluted common share compared to $949,000, or $0.33 per basic and diluted common share for the same period of 2020. The results recorded for the three-month period ending September 30, 2021 were lower than the same period of 2020 resulting primarily from a 2020 period $547,000 decrease in the release of credit loss provision for loans due to the reversal of a previously recorded $509,000 credit loss provision from a lower-than-expected impact on credit losses due the COVID-19 pandemic. This credit loss provision was recaptured in September 2020 when it was determined that the impact of COVID-19 would be less significant than previously anticipated. Net income attributable to common stockholders for the nine-month period ended September 30, 2021 was $1,962,000, or $0.69 per basic and diluted common share compared to $1,123,000, or $0.40 per basic and diluted common share for the same period of 2020. The results recorded for the nine-month period ending September 30, 2021 were higher than the same period of 2020 resulting primarily from a $330,000 increase in the release of credit loss provision for loans due to a decrease in the reservable balance (excluding PPP loans) in the loan portfolio and $333,000 in net loan recoveries in the nine months ended September 30, 2021.

Net Interest Income. The Company’s net interest income for the three-month period ended September 30, 2021 was $3.34 million, compared to $3.00 million for the same period in 2020, an increase of $344,000, or 11.47%. The increase in net interest income was due to higher interest income in the amount of $255,000, and lower interest expense in the amount of $89,000. This was primarily due to an increase in the investment portfolio from the purchase of bonds in response to excess liquidity and a decrease in the costs of interest-bearing deposits, offset by lower interest and fees on loans from a decrease in the loan portfolio. The Company’s net interest income for the nine-month period ended September 30, 2021 was $9.23 million, compared to $8.98 million for the same period in 2020, an increase of $251,000, or 2.80%. The increase in net interest income was due to lower interest expense in the amount of $379,000, partial offset by lower interest income in the amount of $128,000. The decrease in interest income was primarily due to lower interest and fees on loans from a decrease in the loan portfolio, partially offset by an increase in the investment portfolio income. The Company’s securities holdings, which generally yield less than loans, increased as a percentage of total assets reflecting the deployment of increased deposit balances. The decrease in interest expense was primarily due to a decrease in the costs of interest-bearing deposits.

Total interest income for the third quarter of 2021 increased $255,000, or 7.60% when compared to the same period in 2020, from $3.35 million in 2020 to $3.60 million in 2021. The primary driver of the increase was a $369,000 increase in interest and dividends on investment securities due to an increase in the investment portfolio balance and an $11,000 increase in interest on deposits with banks and federal funds sold due to higher average balances, offset by a decrease of $125,000 in interest and fees on loans due to lower average loan balances. Total interest income decreased $128,000 for the nine-month period ended September 30, 2021, when compared to the same period in 2020 from $10.2 million in 2020 to $10.1 million in 2021, a decrease of 1.26%. The primary driver of the decrease in total interest income was a decrease of $969,000 in interest and fees on loans and a $32,000 decrease in interest on deposits with banks and federal funds sold, offset by a $873,000 increase on interest and dividends on securities.

Interest expense for the third quarter 2021 decreased $89,000 from $353,000 for the same period in 2020 to $264,000 in 2021, a decrease of 25.21%. The primary driver for the decrease was an $89,000 decrease of expense on interest-bearing deposits. The decreases for the three-month period ended September 30, 2021 are attributed to the lower interest rate environment and decline in the average balance of time deposits. Interest expense decreased $379,000 for the nine-month period ended September 30, 2021 from $1,202,000 for the same period in 2020 to $823,000 in 2021, a decrease of 31.50%. The decrease was primarily due to a $377,000 decrease in the cost of interest on deposits. The decreases for the three- and nine-month periods ended September 30, 2021 was due to the lower interest rates paid on time deposits and lower time deposit average balances.

Net interest margin for the three-month period ended September 30, 2021 was 3.22% compared to 3.05% for the three-month period ended September 30, 2020. The increase was primarily due to the interest income recognized upon the positive resolution of several nonaccrual loans during the third quarter and lower cost of funds attributable to the low interest rate environment. The yield on interest earning assets increased by 0.06% to 3.47% for the three-month period ended September 30, 2021 from 3.41% from the same period of 2020 primarily due to lower interest rates. The cost of funds decreased 0.11% to 0.27% for the three-month period ended September 30, 2021 from 0.38% for the same period of 2020 due to a decrease in total time deposits and the renewal of matured time deposits at lower interest rates. Net interest margins for the nine-month period ended September 30, 2021 were 3.01% compared to 3.17% for the nine-month period ended September 30, 2020. The decrease was primarily due to lower yields on interest earning assets and lower cost of funds resulting from the lower interest rate environment. The yield on interest earning assets decreased by 0.31% from 3.59% for the nine-month period ended September 30, 2020 to 3.28% for the same period of 2021. The cost of funds decreased 0.17% from 0.45% for the nine-month period ended September 30, 2020 to 0.28% for the same period of 2021 due to a decrease in total time deposits and the renewal of time deposits at lower interest rates in 2021.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended September 30,
	2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$24,447	$8	0.14%	$12,896	$3	0.10%
Investment securities available for sale	160,903	787	1.98	96,635	404	1.67
Restricted equity securities	1,062	10	3.63	1,325	18	5.35
Total interest-bearing deposits/investments	186,412	805	1.73	110,856	425	1.53

Loans Secured by Real Estate
Construction and land	3,844	36	3.81	4,204	47	4.46
Farmland	346	4	5.10	357	5	5.06
Single-family residential	78,539	834	4.25	86,224	969	4.49
Multi-family	5,221	76	5.79	6,701	82	4.89
Commercial	57,250	989	6.93	63,048	756	4.80
Total loans secured by real estate	145,200	1,939	5.36	160,534	1,859	4.63
Commercial and Industrial
Commercial and industrial	9,566	79	3.30	9,363	94	4.01
SBA guaranty	7,855	197	10.07	4,043	167	16.57
Comm SBA PPP	3,548	11	1.22	9,606	43	1.78
Total commercial and industrial loans	20,969	287	5.49	23,012	304	5.29
Consumer Loans
Consumer	2,473	7	1.12	4,393	9	0.84
Automobile	61,003	566	3.72	91,878	752	3.27
Total consumer loans	63,476	573	3.62	96,271	761	3.16
Total loans	229,645	2,799	4.89	279,817	2,924	4.16
Total interest-earning assets	416,057	3,604	3.47	390,673	3,349	3.41

Cash	2,284			2,240
Allowance for loan losses	(2,769)			(2,272)
Market valuation	870			1,665
Other assets	16,370			16,144
Total non-earning assets	16,755			17,777
Total assets	$432,812			$408,450

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$140,103	16	0.05%	$123,110	18	0.06%
Money market	22,234	3	0.05	18,855	2	0.05
Certificates of deposit	64,933	129	0.79	72,603	217	1.19
Total interest-bearing deposits	227,270	148	0.26	214,568	237	0.44

Borrowed Funds:
PPPLF Term Funding	56	—	—	1,537	1	0.25
Federal Funds Purchased	—	—	—	—	—	—
FHLB advances	20,000	116	2.31	22,950	115	1.99
Total borrowed funds	20,056	116	2.32	24,487	116	1.88
Total interest-bearing liabilities	247,326	264	0.42	239,055	353	0.59

Non-interest-bearing deposits	145,741			129,564
Total cost of funds	393,067	264	0.27	368,619	353	0.38

Other liabilities and accrued expenses	2,888			2,742
Total liabilities	395,955			371,361

Stockholder's equity	36,857			37,089
Total liabilities and equity	$432,812			$408,450
Net interest income		$3,340			$2,996
Yield on earning assets			3.47%			3.41%
Cost of interest-bearing liabilities			0.42%			0.59%
Net interest spread			3.05%			2.82%
Net interest margin			3.22%			3.05%

	Nine Months Ended September 30,
	2021			2020
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$25,889	$20	0.11%	$16,354	$60	0.49%
Investment securities available for sale	143,354	1,998	1.86	79,048	1,103	1.86
Restricted equity securities	1,102	33	3.98	1,301	47	4.84
Total interest-bearing deposits/investments	170,345	2,051	1.61	96,703	1,210	1.66

Loans Secured by Real Estate
Construction and land	3,502	88	3.35	4,864	166	4.54
Farmland	348	13	5.04	356	13	5.04
Single-family residential	80,182	2,595	4.31	88,457	2,941	4.43
Multi-family	5,435	238	5.84	6,196	251	5.40
Commercial	56,880	2,371	5.57	61,564	2,396	5.19
Total loans secured by real estate	146,347	5,305	4.85	161,437	5,767	4.76
Commercial and Industrial
Commercial and industrial	9,480	233	3.28	11,520	318	3.69
SBA guaranty	7,987	629	10.52	3,467	347	13.35
Comm SBA PPP	6,841	55	1.07	11,158	75	0.90
Total commercial and industrial loans	24,308	917	5.04	26,145	740	3.77
Consumer Loans
Consumer	2,639	23	1.17	3,118	36	1.54
Automobile	66,199	1,760	3.54	91,073	2,431	3.56
Total consumer loans	68,838	1,783	3.46	94,191	2,467	3.49
Total loans	239,493	8,005	4.47	281,773	8,974	4.25
Total interest-earning assets	409,838	10,056	3.28	378,476	10,184	3.59

Cash	2,169			2,298
Allowance for loan losses	(2,912)			(2,192)
Market valuation	171			1,162
Other assets	16,484			15,645
Total non-earning assets	15,912			16,913
Total assets	$425,750			$395,389

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$135,685	46	0.05%	$117,879	52	0.06%
Money market	21,130	8	0.05	18,422	7	0.05
Certificates of deposit	66,423	420	0.85	76,588	792	1.38
Total interest-bearing deposits	223,238	474	0.28	212,889	851	0.53

Borrowed Funds:
PPPLF Term Funding	411	1	0.44	829	1	0.16
Federal Funds Purchased	1	—	—	1	—	—
FHLB advances	20,000	348	2.32	22,214	350	2.10
Total borrowed funds	20,412	349	2.29	23,044	351	2.03
Total interest-bearing liabilities	243,650	823	0.45	235,933	1,202	0.68

Non-interest-bearing deposits	143,317			120,800
Total cost of funds	386,967	823	0.28	356,733	1,202	0.45

Other liabilities and accrued expenses	2,852			2,612
Total liabilities	389,819			359,345

Stockholder's equity	35,931			36,044
Total liabilities and equity	$425,750			$395,389
Net interest income		$9,233			$8,982
Yield on earning assets			3.28%			3.59%
Cost of interest-bearing liabilities			0.45%			0.68%
Net interest spread			2.83%			2.91%
Net interest margin			3.01%			3.17%

Provision for Credit Losses.  The Company recognized a release of credit losses in the amount of $122,000 and 669,000 for the three-month periods ending September 30, 2021 and 2020, respectively. The Company recognized a release for credit losses in the amount of $593,000 and $263,000 for the nine-month periods ending September 30, 2021 and 2020, respectively.  As of September 30, 2021, the allowance for credit losses represented 1.25% of total loans compared to 0.61% at September 30, 2020.  The $547,000 increase in the provision for credit losses (“PCL-loans”) in the third quarter of 2021 as compared to the third quarter of 2020 was the reversal of the previously recorded provision in 2020, and the $330,000 benefit in the first nine months of 2021 compared to the same period in 2020 is due primarily to lower average balances on loans, and net recoveries of previously charged-off loan balances.  A provision was not recognized for the Commercial SBA PPP loans as these loans are 100% guaranteed by the SBA.

Noninterest Income. Noninterest income increased to $359,000 for the three-month period ended September 30, 2021, from $260,000 for the corresponding period in 2020, an increase of $99,000, or 38.08%. The increase was primarily due to an increase in other fees and commissions. Noninterest income increased to $886,000 for the nine-month period ended September 30, 2021, from $743,000 for the corresponding period in 2020, an increase of $143,000, or 19.25%. The increase was primarily due to increases in other fees and commissions and the gain on the sale of OREO, offset by a decrease in service charges on deposit accounts.

Noninterest Expenses. Noninterest expenses for the three-month period ended September 30, 2021 and 2020 were $2.69 million and $2.69 million, respectively, a decrease of $2,000 or 0.09%.  The decrease was driven by decreases in legal, accounting, and other professional fees, loan collection costs and data processing and item processing services, offset by increases in salary and employee benefits, occupancy and equipment expenses, and other expenses. Noninterest expenses decreased from $8.54 million for the nine-month period ended September 30, 2020, to $8.31 million for the corresponding period in 2021, a decrease of $228,000, or 2.66%. The decrease was driven by decreases in legal, accounting, and other professional fees and loan collection costs, offset by increases in data processing and item processing services.

Income Taxes. During the three-month period ended September 30, 2021, the Company recorded income tax expense of $242,000 compared to $283,000 expense for the same period in 2020, a $41,000, or 14.49%, decrease. During the nine-month period ended September 30, 2021, the Company recorded income tax expense of $439,000 compared to $326,000 expense for the same period in 2020, a $113,000, or 34.66%, increase. The Company’s annualized effective tax rate at September 30, 2021 was 18.29% compared to 22.13% for the prior year. The increase in income tax expense was due to higher income before taxes. The decrease in the annualized effective tax rate for the nine-month period was due to an increase in tax-exempt municipal securities in 2021.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the third quarter of 2021, comprehensive loss, net of tax, totaled $182,000 compared to income in the amount of $886,000 for the same period in 2020. The decrease was due to lower net income and higher unrealized losses on available for sale securities, offset by net unrealized gains on interest rate swaps. For the nine-month period ended September 30, 2021, comprehensive income, net of tax, totaled $97,000, compared to $1,578,000 for the same period in 2020. The decrease was due to higher net unrealized losses on available for sale securities, offset by higher net income and net unrealized gains on interest rate swaps.

FINANCIAL CONDITION

General. The Company’s assets increased to $432.8 million at September 30, 2021 from $419.5 million at December 31, 2020, an increase of $13.3 million or 3.18%, primarily due to an increase in investment securities available for sale, offset by decreases in interest-bearing deposits at other financial institutions and loans, net. Loans totaled $221.9 million at September 30, 2021, a decrease of $30.4 million, or 12.05%, from $252.3 million at December 31, 2020. The decrease was primarily attributable to decreases in single-family residential, multi-family residential, commercial loans, commercial and industrial loans, commercial SBA PPP loans, consumer, and automobile loans, offset by an increase in construction and land loans. Investment securities available for sale as of September 30, 2021, totaled $162.8 million, an increase of $48.8 million, or 42.77% from $114.0 million on December 31, 2020. The increase resulted primarily from the purchase of investments securities due to an increase in excess liquidity from deposit growth and decreases in loan portfolio balances. Cash and cash equivalents as of September 30, 2021, totaled $31.5 million, a decrease of $5.6 million, or 15.18% from $37.1 million on December 31, 2020 resulting from the purchase of investment securities in 2021.

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

At September 30, 2021, impaired loans totaled $2.8 million. Included in the impaired loans total were $2.8 million in loans classified as nonaccrual loans. At September 30, 2021, troubled debt restructurings included in impaired loans totaled $37,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans	$2,781	$4,512
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	15	18

Total nonperforming loans	2,796	4,530

Real estate acquired through foreclosure	-	575

Total nonperforming assets	$2,796	$5,105

Nonperforming assets to total assets	0.65%	1.22%

Deposits as of September 30, 2021, totaled $374.5 million, an increase of $24.9 million, or 7.12% from $349.6 million on December 31, 2020. Demand deposits as of September 30, 2021 totaled $147.8 million, an increase of $15.2 million, or 11.45% from $132.6 million at December 31, 2020. Interest-bearing checking accounts as of September 30, 2021 totaled $36.4 million, an increase of $3.8 million, or 11.75% from $32.6 million at December 31, 2020. Savings accounts as of September 30, 2021 totaled $104.0 million, an increase of $7.0 million, or 7.19%, from $97.0 million at December 31, 2020. Money market accounts as of September 30, 2021 totaled $22.4 million, an increase of $3.3 million, or 17.27%, from $19.1 million at December 31, 2020. Time deposits under $100,000 totaled $37.0 million on September 30, 2021, a $3.0 million or a 7.50% decrease from $40.0 million at December 31, 2020. Time deposits over

$100,000 totaled $26.9 million on September 30, 2021, a decrease of $1.4 million, or 4.94% from $28.3 million on December 31, 2020.

Deposits on September 30, 2021, and December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020		2021 vs 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$147,809	39.5%	$132,626	37.9%	$15,183	11.4%

Interest-bearing deposits:
Checking	36,433	9.7%	32,601	9.3%	3,832	11.8%
Savings	104,012	27.8%	97,036	27.8%	6,976	7.2%
Money market	22,371	6.0%	19,077	5.5%	3,294	17.3%
Total interest-bearing checking, savings and money market deposits	162,816	43.5%	148,714	42.6%	14,102	9.5%

Time deposits under $100,000	37,011	9.8%	40,010	11.4%	(2,999)	(7.5)%
Time deposits of $100,00 or more	26,873	7.2%	28,270	8.1%	(1,397)	(4.9)%
Total time deposits	63,884	17.0%	68,280	19.5%	(4,396)	(6.4)%

Total interest-bearing deposits	226,700	60.5%	216,994	62.1%	9,706	4.5%

Total Deposits	$374,509	100.0%	$349,620	100.0%	$24,889	7.1%

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

Future minimum payments of the Bank’s operating leases as of September 30, 2021 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2021	$48
2022	177
2023	156
2024	161
2025	3
Thereafter	2
Total	$547

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

For the nine months ended September 30, 2021, the Bank accrued $355,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

At September 30, 2021, the simulation analysis reflected that the Bank is in a neutral to slightly asset sensitive position. Management strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2021	(9)%	(6)%	4%	11%
September 30, 2020	(6)%	(4)%	6%	14%

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2021.

					Over 1
			Over 3 to		Through		Over
	0-3 Months		12 Months		5 Years		5 Years		Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—		$—		$—		$—		$2,826
Federal funds and overnight deposits	28,638		—		—		—		28,638
Securities	—		—		2,161		160,666		162,827
Loans	816		3,932		52,717		164,419		221,884
Fixed assets	—		—		—		—		3,654
Other assets	—		—		—		—		12,986
Total assets	$29,454		$3,932		$54,878		$325,085		$432,815

Liabilities:
Demand deposit accounts	$—		$—		$—		$—		$147,809
NOW accounts	36,433		—		—		—		36,433
Money market deposit accounts	22,371		—		—		—		22,371
Savings accounts	104,012		—		—		—		104,012
IRA accounts	2,274		6,447		11,268		950		20,939
Certificates of deposit	8,658	0	17,046	0	17,220	0	21	-1	42,945
Short-term borrowings	20,000		—		—		—		20,000
Other liabilities	—		—		—		—		3,341
Stockholders’ equity:	—		—		—		—		34,965
Total liabilities and stockholders' equity	$193,748		$23,493		$28,488		$971		$432,815

GAP	$(164,294)		$(19,561)		$26,390		$324,114
Cumulative GAP	$(164,294)		$(183,855)		$(157,465)		$166,649
Cumulative GAP as a % of total assets	(37.96)%		(42.48)%		(36.38)%		38.50%

As shown above, measures of net interest income at risk were slightly less favorable on September 30, 2021 than on September 30, 2020 over a 12-month modeling period. All measures remained within prescribed policy limits in the up and down interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero. The primary contributor to the slightly less favorable position was the less asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2021	(41)%	(19)%	(1)%	(7)%
September 30, 2020	(27)%	(26)%	22%	22%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2021, totaled $31.5 million, an increase of $5.6 million, or 15.18% from the $37.1 million at December 31, 2020.

As of September 30, 2021, the Bank was permitted to draw on a $108.2 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. At December 31, 2020, there were $20.0 million in short-term borrowings from FHLB and $9.9 million in long-term borrowings from the Federal Reserve Discount Window outstanding. As of September 30, 2021, there were $20.0 million in short-term borrowings. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of September 30, 2021.

The Company’s stockholders’ equity decreased $2,128,000, or 5.74% during the nine-month period ended September 30, 2021. The decrease was primarily due a $1.5 million reduction of retained earnings from the adoption of the CECL accounting standard for credit losses in the first nine months of 2021 and unrealized losses (net of taxes) on the Company’s available-for-sale investment securities and derivative contracts totaling $1.3 million. The decrease in unrealized gains primarily resulted from increasing market interest rates during the first nine months of 2021, which decreased the fair value of the investment securities.

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

The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2021, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.50%, a Tier 1 risk-based capital ratio of 14.05%, a common equity Tier 1 risk-based capital ratio of 14.05%, and a total risk-based capital ratio of 14.86%. The Company’s capital amounts and ratios at September 30, 2021 and December 31, 2020 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,845	14.05%	$11,803	4.50%	$17,048	6.50%
Total capital	$38,987	14.86%	$20,983	8.00%	$26,228	10.00%
Tier 1 capital	$36,845	14.05%	$15,737	6.00%	$20,983	8.00%
Tier 1 leverage	$36,845	8.50%	$17,331	4.00%	$21,664	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,442	13.09%	$12,532	4.50%	$18,101	6.50%
Total capital	$37,951	13.63%	$22,278	8.00%	$27,848	10.00%
Tier 1 capital	$36,442	13.09%	$16,709	6.00%	$22,278	8.00%
Tier 1 leverage	$36,442	9.12%	$15,980	4.00%	$19,975	5.00%

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

GLEN BURNIE BANCORP
(Registrant)

Date: November 12, 2021	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer