Form 10-K
period 2021-12-31
GLEN BURNIE BANCORP
filed 2022-03-25
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-24047

GLEN BURNIE BANCORP

(Exact name of registrant as specified in its charter)

MARYLAND	52-1782444
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Crain Highway, S.E., Glen Burnie, Maryland	21061
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(410) 766-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

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
Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer◻	Accelerated Filer◻	Non-Accelerated Filer⌧	Smaller Reporting Company⌧ Emerging Growth Company ☐

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

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $29,141,149, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

The number of shares of common stock outstanding as of March 21, 2022 was 2,856,257.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLEN BURNIE BANCORP

2021 ANNUAL REPORT ON FORM 10-K

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

The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank also originates automobile loans through arrangements with local automobile dealers. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). We attract deposit customers from the general public and use such funds, together with other borrowed funds, to make loans. Our results of operations are primarily determined by the difference between interest incomes earned on our interest-earning assets, primarily interest and fee income on loans and investment securities, and interest paid on our interest-bearing liabilities, including deposits and borrowings.

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

MARKET AREA

The Bank considers its principal market area for lending and deposit products to consist of Anne Arundel County, Maryland. Anne Arundel County includes the suburbs of the City of Baltimore and maintains a diverse set of economic drivers such as a large international airport, the defense industry, a large number of large private sector employers as well as telecommunications, retail, and distribution operations. The population of Anne Arundel County has been growing steadily since 2011 and projected to continue such growth through 2022. The median age for Anne Arundel County is 38.4 years. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at businesses located at or around the nearby Baltimore Washington International Airport. Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states. All of our revenue is generated within the United States.

COMPETITION

Our principal competitors for deposits are other financial institutions, including savings institutions, commercial banks, credit unions, and local banks and branches or affiliates of other larger banks located in our primary market area. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from mutual funds, U.S. Government securities, insurance companies and private issuers of debt obligations and suppliers of other investment alternatives for depositors such as securities firms. Competition from credit unions has intensified in recent years as historical federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

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

Lending Activities

Credit Policies and Administration

The Bank’s lending activities are conducted pursuant to written policies approved by the Board of Directors (“Board”) intended to ensure proper management of credit risk. Loans are subject to a well-defined credit process that includes credit evaluation of borrowers, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed by the Bank’s senior credit officer to identify potential underperforming loans and other credit facilities, to estimate loss exposure and to ascertain compliance with the Bank’s policies. For significant problem loans, management review consists of evaluation of the financial strengths of the borrower and any guarantor, the related collateral, and the effects of economic conditions.

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

Indirect Automobile Lending

The Bank commenced its indirect lending program in January 1998. The Bank finances new and used automobiles for terms of no more than 84 months. The Bank will lend a maximum of 90% of invoice on new vehicles. On used vehicles, the Bank will lend no more than 90% of the average retail value as defined by a major national publication approved by the Bank. The Bank requires all borrowers to obtain vendors single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses. The Bank originates indirect loans through a network of approximately 60 dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

EMPLOYEES

At December 31, 2021, the Bank had 85 full-time equivalent employees. Glen Burnie Bancorp does not currently have any employees. None of our employees are represented by a union or covered under a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve Board and the FDIC include disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of customer information, the disclosure of credit terms and discrimination in credit transactions.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”), which is one of 11 regional banks in the Federal Home Loan Bank System. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership. As of December 31, 2021, the Bank was in compliance with this requirement.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiary. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

As of December 31, 2021, we were in compliance with all applicable regulatory capital requirements.

Loans-to-One Borrower

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible credit losses.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any credit loss allowances not included in regulatory capital).  As of December 31, 2021, the Bank was in compliance with the loans-to-one-borrower limitations.

Prompt Corrective Action Regulations

The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2021, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

The ability of the Bank to pay dividends is limited by state and federal laws and regulations that require the Bank to obtain prior approval before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income year to date combined with its retained net income for the previous two years. Pursuant to the Maryland Financial Institutions Code, Maryland banks may only pay dividends from undivided profits or, with the prior approval of the Commissioner, their surplus in excess of 100% of required capital stock. The Maryland Financial Institutions Code further restricts the payment of dividends by prohibiting a Maryland bank from declaring a dividend on its shares of common stock until its surplus fund equals the amount of required capital stock or, if the surplus fund does not equal the amount of capital stock, in an amount in excess of 90% of net earnings. In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements. Further, the FDIC also has authority to prohibit the payment of dividends by a state non-member bank when it determines such payment to be an unsafe and unsound banking practice.

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices (dollars in thousands):

	Year	Owned/		Approximate
	Opened	Leased	Book Value	Square Footage	Deposits
Main Office:
101 Crain Highway, S.E.	1953	Owned	$967	10,000	$98,515
Glen Burnie, MD 21061

Branches:
Odenton	1969	Owned	70	6,000	38,221
1405 Annapolis Road
Odenton, MD 21113

Riviera Beach	1973	Owned	104	2,500	41,347
8707 Ft. Smallwood Road
Pasadena, MD 21122

Crownsville	1979	Owned	106	3,000	81,749
1221 Generals Highway
Crownsville, MD 21032

Severn	1984	Owned	45	2,500	36,671
811 Reece Road
Severn, MD 21144

New Cut Road	1995	Owned	794	2,600	50,116
740 Stevenson Road
Severn, MD 21144

Linthicum	2005	Leased	30	2,500	24,595
Burwood Village Shopping Center
Glen Burnie, MD 21060

Severna Park	2002	Leased	25	2,184	12,033
534 Ritchie Highway
Severna Park, MD 21146

Operations Centers:
106 Padfield Blvd.	1991	Owned	—	16,200	N/A
Glen Burnie, MD 21061

103 Crain Highway, S.E.	2000	Owned	—	3,727	N/A
Glen Burnie, MD 21061

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers as of December 31, 2021.

NAME	AGE	POSITIONS

John D. Long	66	President and Chief Executive Officer
Andrew J. Hines	60	Executive Vice President and Chief Lending Officer
Jeffrey D. Harris	66	Senior Vice President and Treasurer and Chief Financial Officer
Michelle R. Stambaugh	62	Senior Vice President and HR Director
Donna L. Smith	59	Senior Vice President and Director of Branch and Deposit Operations

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized common stock consists of 15,000,000 shares, of which 2,853,880 shares are issued and outstanding as of December 31, 2021. The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”. As of February 17, 2022, there were 330 record holders of the Common Stock. The closing price for the Common Stock on that date was $11.60.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2021 and 2020 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2021			2020
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$11.55	$11.18	$0.10	$7.98	$7.98	$0.10
June 30,	13.01	12.67	0.10	8.49	8.49	0.10
September 30,	12.12	12.12	0.10	10.30	10.27	0.10
December 31,	14.14	14.00	0.10	11.00	10.76	0.10

A regular dividend of $0.10 was declared for stockholders of record on January 24, 2022, payable on February 7, 2022.

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

●	changes in our plans and strategies and the results thereof;
●	the impact of acquisitions and other strategic transactions;
●	unexpected changes in the housing market, business markets, and/or general economic conditions in our market area;
●	unexpected changes in market interest rates or monetary policy;
●	the impact of new laws, regulations and governmental policies and guidelines that might require changes to our business model;
●	changes in laws, regulations and governmental policies and guidelines that might impact our ability to collect on outstanding loans or otherwise negatively impact our business;
●	higher than anticipated credit losses or the insufficiency of the allowance for credit losses;
●	our potential exposure to various types of market risks, such as interest rate risk and credit risk;
●	our ability to recover the fair values of available for sale securities;
●	our obligation to fund commitments to extend credit and unused lines of credit;
●	changes in consumer confidence, spending and savings habits relative to the services we provide;
●	continued relationships with major customers;
●	competition from other financial institutions in originating loans, attracting deposits, and providing various financial services that may affect our profitability;
●	the ability to continue to grow our business internally and through acquisition and successful integration of bank entities while controlling our costs;
●	changes in competitive, governmental, regulatory, accounting, technological and other factors that may affect us specifically or the banking industry generally, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”);
●	changes in our sources and availability of liquidity;
●	the impact of pending and future legal proceedings; and
●	losses that we may realize from off-balance sheet arrangements.

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

OVERVIEW

This section is intended to help investors understand the financial performance of the Company through a discussion of the factors affecting our financial condition at December 31, 2021 and 2020 and our results of operations for the years ended December 31, 2021 and 2020. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Net interest income was $12.4 million for the year ended December 31, 2021 and $12.2 million for the year ended December 31, 2020. Total interest income decreased from $13.7 million in 2020 to $13.5 million in 2021, a 1.11% decrease. Interest expense for 2021 totaled $1.1 million, a 29.11% decrease from $1.5 million in 2020. Net income at December 31, 2021 was $2.5 and $1.7 million at December 31, 2020.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

General. For the year ended December 31, 2021, the Company reported consolidated net income of $2.5 million ($0.88 per basic and diluted earnings per share) compared to consolidated net income of $1.7 million ($0.59 per basic and diluted earnings per share) for the year ended December 31, 2020. The $848,000 increase in the 2021 consolidated net income as compared to 2020 was primarily due to a $441,000 decrease in interest expenses, a $286,000 increase in the release of credit loss provision for loans and a $744,000 decrease in noninterest expenses, offset by decreases of $152,000 in net interest income and $385,000 in noninterest income. The increase in the release of credit loss provision for loans was due to decreases in qualitative factors driven by macro-economic conditions, a decrease in the size of the loan portfolio, and the overall credit-quality of the loan portfolio. Annualized return on average assets was 0.58% at December 31, 2021 compared to 0.42% at December 31, 2020. Annualized return on average equity was 6.99% and 4.49% at December 31, 2021 and 2020, respectively. The dividend payout ratio was 45% at December 31, 2021 and 68% at December 31, 2020. The equity to asset ratio was 8.08% and 8.84% at December 31, 2021 and 2020, respectively.

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

Consolidated net interest income for the year ended December 31, 2021 was $12.4 million and $12.2 million for the year ended December 31, 2020. Total interest income decreased from $13.7 million for 2020 to $13.5 million for 2021, a $152,000, or 1.11% decrease, primarily due to a $1.2 million decrease in interest and fees on loans, offset by a $1.1 million increase in interest and dividends on securities.

Total interest expense decreased from $1.5 million in 2020 to $1.1 million in 2021, a $441,000 or 29.11% decrease, primarily due to a $434,000 decrease in interest on deposits and an $8,000 decrease in interest on long-term borrowings. Net interest margin for the year ended December 31, 2021 was 3.00% compared to 3.18% for the year ended December 31, 2020.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2021	VS.	2020
	Change Due To:
	Increase/
(dollars in thousands)	Decrease	Rate	Volume
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$16	$(8)	$24

Investment securities:
Investment securities available for sale	1,078	15	1,063
Restricted equity securities	(11)	(2)	(9)
Total investment securities	1,067	13	1,054

Loans, net of unearned income
Loans Secured by Real Estate
Construction and land	(73)	(65)	(8)
Farmland	(1)	(1)	—
Singlefamily residential	(520)	(188)	(332)
Multifamily	(24)	(3)	(21)
Commercial	339	656	(317)
Total loans secured by real estate	(279)	399	(678)
Commercial and Industrial
Commercial and industrial	(100)	(38)	(62)
SBA guaranty	94	123	(29)
Comm SBA PPP	(47)	(18)	(29)
Total commercial and industrial loans	(53)	67	(120)
Consumer Loans
Consumer	(13)	(3)	(10)
Automobile	(890)	(42)	(848)
Total consumer loans	(903)	(45)	(858)
Total gross loans(1)	(1,235)	421	(1,656)
Total interest-earning assets	$(152)	$426	(578)

LIABILITIES:
Interest-bearing deposits:
Interest-bearing checking and savings	$(7)	$(15)	$8
Money market	2	1	1
Other time deposits	(429)	(353)	(76)
Total interest-bearing deposits	(434)	(367)	(67)
Borrowed funds	(7)	(38)	31
Total interest-bearing liabilities	$(441)	$(405)	$(36)

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars In thousands)
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$34,921	$79	0.12%	$16,159	$63	0.39%

Investment securities:
Investment securities available for sale	145,496	2,657	1.85	88,088	1,579	1.79
Restricted equity securities	1,092	43	3.90	1,350	54	3.98
Total investment securities	146,588	2,700	1.87	89,438	1,633	1.83

Loans Secured by Real Estate
Construction and land	3,640	120	3.30	3,871	193	4.97
Farmland	347	17	5.04	355	18	5.04
Singlefamily residential	79,768	3,400	4.26	87,566	3,920	4.48
Multifamily	5,322	311	5.84	5,684	335	5.88
Commercial	55,838	3,481	6.23	60,920	3,142	5.14
Total loans secured by real estate	144,915	7,329	5.06	158,396	7,608	4.79
Commercial and Industrial
Commercial and industrial	9,518	308	3.23	11,424	408	3.56
SBA guaranty	7,631	747	9.79	7,926	653	8.22
Comm SBA PPP	5,674	60	1.06	8,368	107	1.28
Total commercial and industrial loans	22,823	1,115	4.88	27,718	1,168	4.20
Consumer Loans
Consumer	2,560	30	1.18	3,426	43	1.26
Automobile	63,658	2,264	3.56	87,534	3,154	3.60
Total consumer loans	66,218	2,294	3.46	90,960	3,197	3.51
Total gross loans(1)	233,956	10,738	4.59	277,074	11,973	4.32
Total interest-earning assets	415,465	13,517	3.25	382,671	13,669	3.57
Cash and due from banks	2,181			2,258
Allowance for credit losses	(2,838)			(2,069)
Other assets	16,361			17,602
Total assets	$431,169			$400,462

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$137,861	62	0.05%	$120,356	69	0.06%
Money market	21,557	11	0.05	18,622	9	0.05
Certificates of deposit	65,358	536	0.82	74,667	965	1.29
Total interest-bearing deposits	224,776	609	0.27	213,645	1,043	0.49
Borrowed funds:
Federal funds purchased	308	1	0.44	1	—	—
PPPLF Term Funding	1	—	—	888	3	0.32
FHLB advances	20,000	464	2.32	23,428	469	2.01
Total interest-bearing liabilities	245,085	1,074	0.44	237,962	1,515	0.64

Non-interest-bearing deposits	147,182			122,749
Other liabilities	2,892			2,684

Stockholder's equity	36,010			37,067
Total liabilities and equity	$431,169			$400,462
Net interest income		$12,443			$12,154
Net interest spread			2.81%			2.93%
Net interest margin			3.00%			3.18%
1	Nonaccrual loans included in average balance.

Allowance for Credit Losses. Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), such that the allowance calculation is based on the CECL methodology. Prior to January 1, 2021, the calculation was based on incurred loss methodology. The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

The ACL consists of the allowance for credit losses - loans and the reserve for unfunded commitments. The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

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

During the year ended December 31, 2021, the Company recognized a release of credit loss provision - loans of $1.0 million, compared to a release of $0.7 million for the year ended December 31, 2020. The decrease was primarily driven by decreases in qualitative factors driven by macro-economic conditions, a decrease in the size of the loan portfolio, and the overall credit-quality of the loan portfolio. No provision for credit losses - loans on the Commercial SBA PPP loans was recognized as the SBA guarantees 100% of loans funded under the program. The allowance for credit losses - loans was $2.5 million, or 1.17% of total loans at December 31, 2021, compared to $1.5 million, or 0.58% of total loans at December 31, 2020. At December 31, 2021, the allowance for credit losses equaled 700.3% of nonaccrual and past due loans compared to 32.6% at December 31, 2020. During the year ended December 31, 2021, the Company recorded net recoveries of $0.4 million compared to $0.1 million during the year ended December 31, 2020.

Noninterest Income. Noninterest income includes service charges on deposit accounts, other fees and commissions, net gains/losses on investment securities sold, and income on Bank Owned Life Insurance (“BOLI”). Noninterest income decreased from $1.0 million in 2020 to $0.6 million in 2021, a $0.4 million, or 38.04% decrease. The decrease was primarily due to a $0.6 million loss on investment securities that were sold in 2021, offset by higher ATM interchange fees related to the resumption of the Renaissance Festival, which was cancelled due to COVID-19 in 2020.

Noninterest Expenses. Noninterest expenses decreased from $11.7 million in 2020 to $11.0 million in 2021, a $0.7 million or 6.36% decrease. Salary and employee benefits decreased by $0.2 million, or 3.54%, to $6.5 million at December 31, 2021, compared to $6.7 million at December 31, 2020 due to decreases in the number of employees and the cost of benefits. Legal, accounting and other professional fees decreased from $0.9 million in 2020 to $0.7 million in 2021, a $0.2 million, or 25.5%, decrease. Loan collection costs decreased to $12,000 at December 31, 2021 compared to $126,000 at December 31, 2020 a $114,000, or 90.48% decrease. Other expenses decreased from $1.2 million at December 31, 2020 to $1.1 million at December 31, 2021, a decrease of $0.1 million, or 9.25%.

Income Taxes. During the year ended December 31, 2021, the Company recorded an income tax expense of $0.58 million, compared to an income tax expense of $0.49 million for the year ended December 31, 2020, a $0.1 million or 17.52% increase. This increase was primarily due to $0.1 million higher income before taxes in 2021.

FINANCIAL CONDITION

Total assets increased by $22.6 million, or 5.38% to $442.1 million at December 31, 2021, compared to $419.5 million at December 31, 2020. The increase was primarily a result of increases in cash and investments, and investment securities available for sale due to COVID-19 surge-deposit growth and loan balance declines.

Cash and cash equivalents at December 31, 2021 were $62.2 million compared to $37.1 million at December 31, 2020. At year end 2021, investment securities had increased 36.7% to $155.9 million compared to year end 2020. Total loans at December 31, 2021 were $207.9 million compared to $252.3 million at December 31, 2020. At December 31, 2021, total deposits were $383.2 million compared to $349.6 million at the end of 2020, a 9.62% increase during the period. Total borrowings were $20.0 million at December 31, 2021 compared to $29.9 million at December 31, 2020.

Net loans on December 31, 2021 included $1.0 million of loans funded under the SBA PPP.  These PPP loans directly benefitted the businesses and employees in our local communities.  The Company funded 184 PPP loans totaling approximately $24.1 million from the second quarter of 2020 through the second quarter of 2021.  The SBA began forgiving PPP loans in October 2020.

Cash

Cash and cash equivalents increased by $25.1 million primarily due to a decrease in loans net of deferred fees and costs in the amount of $43.4 million and increases in deposits in the amount of $33.6 million, offset by an increase in the investment portfolio in the amount of $41.9 million that drove the increase in 2021.

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

The investment portfolio consists primarily of U.S. Treasury securities, U.S. Government agency securities, residential mortgage-backed securities, corporate and state and municipal obligations. The income from state and municipal obligations may be taxable or tax-exempt from federal and state income tax. State and municipal obligations from the State of Maryland are exempt from state income taxes. We use the investment portfolio as a source of both liquidity and earnings. Management continuously evaluates investment options that will produce income without assuming significant credit or interest rate risk and looks for opportunities to use liquidity from maturing investments to reduce our use of high cost time deposits and borrowed funds.

During 2021, the Company’s investment securities portfolio totaled $155.9 million, a $41.9 million, or 36.72% increase from $114.0 million at December 31, 2020. This increase was primarily driven by $102.9 million of purchases of available for sale securities, offset by $58.0 million of paydowns and redemptions of investment securities.

In anticipation of the Federal Open Market Committee’s plan to begin tapering its bond purchase program, the Company began restructuring its bond portfolio by lowering the overall duration of the portfolio. On October 1, 2021 and October 28, 2021, the Company entered into trade agreements to sell government agency securities totaling approximately $28,700,000 and $4,700,000, respectively. These trades resulted in pre-tax losses of approximately $345,300 and $246,000, respectively, which are reflected in noninterest income in the 2021 income statement.

The composition of investment securities, at carrying value, at December 31, 2021 and 2020 are presented in the following table:

	2021		2020
(dollars in thousands)	Amount	%	Amount	%
Available for sale securities:
U.S. Government agency	31,351	20.1%	33,045	29.0%
Residential mortgage-backed securities	77,877	49.9%	51,591	45.2%
State and municipal	45,225	29.0%	29,413	25.8%
Corporate securities	1,474	1.0%	—	—%
Total debt securities	$155,927	100.0%	$114,049	100.0%

At December 31, 2021, the Bank had $10.7 million in municipal securities from a single issuer (other than the U.S. Government securities and securities of federal agencies and government-sponsored enterprises), which aggregated more than 10% of stockholders’ equity.

Maturities and weighted average yields for investment securities at December 31, 2021 are presented in the following table:

	2021

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Maturing Available for sale securities:
Within one year	$—	$—	—%
Over one to five years	5,156	5,244	1.85%
Over five to ten years	35,455	35,287	1.36%
Over ten years	116,081	115,396	2.06%
Total debt securities	$156,692	$155,927

________________________

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities were $1.1 million and $1.2 million at December 31, 2021 and 2020, respectively.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2021		2020		2019		2018		2017
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Loans Secured by Real Estate
Construction and land	$4,087	2%	$2,553	1%	$6,565	2%	$3,949	1%	$1,216	1%
Farmland	342	—	350	—	357	—	364	—	374	—
Singlefamily residential	78,119	37	82,520	33	88,214	32	92,104	31	91,953	34
Multifamily	5,428	3	6,105	2	6,397	2	5,664	2	5,141	2
Commercial	48,729	23	57,027	22	63,337	22	61,659	21	70,118	26
Total loans secured by real estate	136,705	65	148,555	58	164,870	58	163,740	55	168,802	63
Commercial and Industrial
Commercial and industrial	10,003	5	10,800	4	11,012	4	11,675	4	11,395	4
SBA guaranty	6,397	3	7,200	3	3,917	1	3,851	1	1,683	1
Comm SBA PPP	1,047	—	9,912	4	—	—	—	—	—	—
Total commercial and industrial loans	17,447	8	27,912	11	14,929	5	15,526	5	13,078	5
Consumer Loans
Consumer	2,090	1	3,063	1	3,267	1	3,498	1	423	—
Automobile	54,150	26	74,242	30	101,672	36	116,356	39	89,309	32
Total consumer loans	56,240	27	77,305	31	104,939	37	119,854	40	89,732	32
Gross loans	210,392	100%	253,772	100%	284,738	100%	299,120	100%	271,612	100%
Allowance for credit losses	(2,470)		(1,476)		(2,066)		(2,541)		(2,589)
Net loans	$207,922		$252,296		$282,672		$296,579		$269,023

The Company’s net loan receivables decreased by $44.4 million to $207.9 million at December 31, 2021 from $252.3 million at December 31, 2020 primarily due to pay downs outpacing $55.8 million in new originations. This change in the composition of the loan portfolio resulted primarily from a $11.9 million decrease in loans secured by real estate, and a $10.5 million decrease in commercial and industrial loans and a $21.1 million decrease in consumer loans. As a specific strategy, the Company will increase the loan portfolio opportunistically through the addition of indirect consumer loans, which provide shorter-term loans. This strategy mitigates the negative impact on the net interest margin of the runoff of other loan product with higher yields.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2021. Demand loans and loans which have no stated maturity, are treated as due in one year or less.

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total

	(dollars in thousands)
By Loan Category:
Loans Secured by Real Estate
Construction and land	$1,399	$66	$2,622	$4,087
Farmland	—	—	342	342
Singlefamily residential	293	984	76,842	78,119
Multifamily	—	190	5,238	5,428
Commercial	2,616	2,676	43,437	48,729
Total loans secured by real estate	4,308	3,916	128,481	136,705
Commercial and Industrial
Commercial and industrial	515	2,138	7,350	10,003
SBA guaranty	—	26	6,371	6,397
Comm SBA PPP	10	1,037	—	1,047
Total commercial and industrial loans	525	3,201	13,721	17,447
Consumer Loans
Consumer	11	362	1,717	2,090
Automobile	1,295	38,099	14,756	54,150
Total consumer loans	1,306	38,461	16,473	56,240
Gross loans	$6,139	$45,578	$158,675	$210,392

By Rate Term:
Fixed rate	5,617	44,385	115,426	165,428
Adjustable rate	521	1,193	43,250	44,964
Total	$6,138	$45,578	$158,676	$210,392

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

The Bank experienced a $4.2 million or 92.2% decrease in the total nonperforming loans in 2021. The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2021	2020	2019	2018	2017
(dollars in thousands)
Nonaccrual loans	$338	$4,512	$4,127	$1,947	$3,270
TDR loans excluding those in nonaccrual loans	-	-	-	204	217
Accruing loans past due 90+ days	15	18	21	26	60

Total nonperforming loans	353	4,530	4,148	2,177	3,547

Real estate acquired through foreclosure	-	575	705	705	114

Total nonperforming assets	$353	$5,105	$4,853	$2,882	$3,661

Nonperforming loans to gross loans	0.2%	1.8%	1.5%	0.7%	1.3%

Allowance for credit losses to nonperforming loans	700.3%	32.6%	49.8%	116.7%	73.0%

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased $4.8 million at December 31, 2021 from $5.1 million at December 31, 2020 to $0.3 million at December 31, 2021. Nonperforming assets represented 0.08% of total assets at December 31, 2021, compared to 1.22% at December 31, 2020. The level of nonperforming assets decreased primarily due to the resolution of nonaccrual loans and sale of OREO. Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.

Allowance for Credit Losses - Loans and Credit Risk Management

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

On January 1, 2021, the Company early adopted ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”) which replaces the “incurred loss approach” for estimating credit losses with an expected loss methodology. The incurred loss model delayed the recognition of credit losses until it was probable that a loss had occurred, while the CECL model requires the immediate recognition of expected credit losses over the contractual term for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects the Company’s estimates of the allowance for credit losses for our loan portfolio and the reserve for our off-balance sheet credit exposures related to loan commitments. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance, based on all available information from internal and external sources, relevant to assessing the collectability of loans over their contractual terms, adjusted for expected prepayments when appropriate, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations are performed for each class of loans and take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral securing the loans and current economic conditions and trends that may affect the borrowers’ ability to pay. For example, delinquencies in unsecured loans and indirect automobile installment loans will be reserved for at significantly higher ratios than loans secured by real estate. Finally, the Company considers forecasts about future economic conditions or changes in collateral values that are reasonable and supportable. Based on that analysis, the Bank deems its allowance for credit losses in proportion to the total nonaccrual loans and past due loans to be sufficient.

The allowance was $2.5 million at December 31, 2021, compared to $1.5 million at December 31, 2020. The allowance as a percentage of total portfolio loans was 1.17% at December 31, 2021 and 0.58% at December 31, 2020.

During the year ended December 31, 2021, we recorded net recoveries of $0.4 million, compared to net recoveries of $0.1 million during the year ended December 31, 2020.

The following table reflects activity in the allowance for credit losses - loans for the periods indicated:

	Year Ended December 31,
	2021	2020	2019	2018	2017

	(dollars in thousands)
Beginning Balance	$1,476	$2,066	$2,541	$2,589	$2,484
Impact of ASC 326 adoption	1,574	—	—	—	—
Loans charged-off
Loans Secured by Real Estate
Construction and land	—	—	—	—	—
Farmland	—	—	—	—	—
Singlefamily residential	—	—	16	589	—
Multifamily	—	—	—	—	—
Commercial	—	—	—	13	—
Total loans secured by real estate	—	—	16	602	—
Commercial and Industrial
Commercial and industrial	—	—	27	—	8
SBA guaranty	—	—	—	—	—
Comm SBA PPP	—	—	—	—	—
Total commercial and industrial loans	—	—	27	—	8
Consumer Loans
Consumer	2	—	—	68	16
Automobile	251	392	573	481	542
Total consumer loans	253	392	573	549	558
Total	253	392	616	1,151	566

Recoveries
Loans Secured by Real Estate
Construction and land	—	—	—	—	—
Farmland	—	—	—	—	—
Singlefamily residential	408	266	4	2	27
Multifamily	—	—	—	—	—
Commercial	—	—	—	—	14
Total loans secured by real estate	408	266	4	2	41
Commercial and Industrial
Commercial and industrial	—	20	10	14	—
SBA guaranty	—	—	—	—	—
Comm SBA PPP	—	—	—	—	—
Total commercial and industrial loans	—	20	10	14	—
Consumer Loans
Consumer	—	6	10	6	1
Automobile	240	199	232	225	293
Total consumer loans	240	205	242	231	294
Total	648	491	256	247	335

Net (recoveries) charge offs	(1,969)	(99)	360	904	231
(Release) provisions for credit loss	(975)	(689)	(115)	856	336
Balance at end of year	$2,470	$1,476	$2,066	$2,541	$2,589

Allowance as a percentage of total loans at the end of the year	1.17%	0.58%	0.73%	0.85%	0.95%
Net (recoveries) charge offs as a percentage of average loans during the year	(0.84)%	(0.04)%	0.12%	0.32%	0.09%

The following table reflects the amount and percentage of credit loss allowance for each category for the periods indicated:

	At December 31,
	2021		2020
		Percentage		Percentage
		Of Loans		Of Loans
	Allowance	In Each	Allowance	In Each
	For Each	Category To	For Each	Category To
Portfolio	Category	Total Loans	Category	Total Loans
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$5	0.21%	$9	0.64%
Farmland	11	0.43	2	0.15
Singlefamily residential	1,357	54.97	513	34.77
Multifamily	105	4.24	39	2.67
Commercial	278	11.25	218	14.74
Total loans secured by real estate	1,756	71.10	781	52.97
Commercial and Industrial
Commercial and industrial	115	4.67	67	4.51
SBA guaranty	30	1.23	48	3.24
Comm SBA PPP	—	—	—	—
Total commercial and industrial loans	145	5.90	115	7.75
Consumer Loans
Consumer	36	1.44	11	0.72
Automobile	533	21.56	569	38.56
Total consumer loans	569	23.00	580	39.28
Total	$2,470	100.00%	$1,476	100.00%

Deposits

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities in Anne Arundel County. The Bank’s deposit products include savings accounts, money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA and SEP accounts and certificates of deposit. The Bank does not solicit brokered deposits. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders, night depositories, automated clearinghouse transactions, wire transfers, ATMs, electronic banking (telephone banking, online banking, bill pay, card control, mobile app, merchant source capture, mobile deposit capture, Zelle®, etc.). The Bank is a member of the Accel(R) and MoneyPass(R) ATM networks.

The following deposit table presents the composition of deposits at December 31, 2021 and 2020:

	2021		2020		2021 vs 2020
	Amount in	% of	Amount in	% of	$	%
	thousands	Total	thousands	Total	Change	Change
Noninterest-bearing deposits	$155,624	40.6%	$132,626	37.9%	$22,998	17.3%

Interest-bearing deposits:
Checking	37,305	9.7%	32,601	9.3%	4,704	14.4%
Savings	106,818	28.0%	97,036	27.8%	9,782	10.1%
Money market	23,103	6.0%	19,077	5.5%	4,026	21.1%
Total interest-bearing checking, savings and money market deposits	167,226	43.7%	148,714	42.6%	18,512	12.4%

Time deposits under $100,000	35,773	9.3%	40,010	11.4%	(4,237)	(10.6)%
Time deposits of $100,00 or more	24,624	6.4%	28,270	8.1%	(3,646)	(12.9)%
Total time deposits	60,397	15.7%	68,280	19.5%	(7,883)	(11.5)%

Total interest-bearing deposits	227,623	59.4%	216,994	62.1%	10,629	4.9%

Total Deposits	$383,247	100.0%	$349,620	100.0%	$33,627	9.6%

Total deposits were $383.2 million at December 31, 2021, an increase of $33.6 million, or 9.6%, when compared to the $349.6 million recorded at December 31, 2020. Within the deposit base, noninterest bearing deposits balances increased $23.0 million, or 17.3%, interest bearing checking account balances increased $4.7 million, or 14.4%, interest bearing savings account balances increased by $9.8 million, or 10.1%, money market balances increased $4.0 million, or 21.1%, and time deposit balances decreased by $7.9 million, or 11.5%, when compared to the amounts at December 31, 2020.

The following table presents the maturity distribution for time deposits of $100,000 or more at December 31, 2021:

(dollars in thousands)	Amount
Three months or less	$2,284
Over three months through twelve months	10,945
Over twelve months through twenty-four months	3,295
Over twenty-four months	8,100
Total Time Deposits of $100,000 or More	$24,624

Borrowings

The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta, of which it is a member, to supplement funding from deposits. The Bank’s total credit availability is $108.2 million at December 31, 2021 and it may draw $35.6 million which is secured by a floating lien on the Bank’s residential first mortgage loans. There was a $5.0 million adjustable rate advance issued on December 24, 2021, which has a final maturity of August 24, 2023. This advance has a 0.26000% interest rate at December 31, 2021, with interest payable quarterly. The proceeds of the adjustable rate advance were used as a hedging instrument for the Company’s interest rate swap agreements. There was a $5.0 million adjustable rate advance issued on December 27, 2021, which has a final maturity of July 27, 2023. This advance has a 0.28000% interest rate at December 31, 2021, with interest payable quarterly. The proceeds of the adjustable rate advance were used as a hedging instrument for the Company’s interest rate swap agreements. There was a $10.0 million adjustable rate advance issued on December 31, 2021, which has a final maturity of October 31, 2022. This advance had a 0.20000% interest rate at December 31, 2021, with interest payable quarterly. The proceeds of the adjustable advance were used as a hedging instrument for the Company’s interest rate swap agreements.

The pay-fixed swap executed November 1, 2017 is based on a $10.0 million notional amount, matures on October 30, 2022 (5 years) and has a floating received leg based on 1-Day SOFR and a fixed rate payment of 2.105%. The Bank also entered into two $5.0 million variable rate (1-Day SOFR) borrowings that were converted into a 2.235% and 2.246% fixed rate payment using a pay-fixed swap that matures on July 23, 2023 and August 22, 2023, respectively. The market value of the derivative contracts at December 31, 2021 was a loss of $442,000.

The Bank also had available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million December 31, 2021.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors. Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

Stockholders’ equity decreased to $35.7 million at December 31, 2021, compared to $37.1 million at December 31, 2020. The $1.4 million, or 3.71%, decrease for the year ended December 31, 2021 resulted primarily from $1.8 million net unrealized losses on the available for sale bond portfolio and a $94,000 decrease in retained earnings, offset by $131,000 stock issuances under the dividend reinvestment program and a $368,000 decrease in net unrealized losses on interest rate swap contracts. The book value of the Company’s common stock was $12.51 at December 31, 2021 and $13.05 at December 31, 2020.

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

The capital requirements to which the Bank is subject are known as the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. These Basel III Capital Rules and have been applicable to the Bank since January 1, 2015.

Specifically, the rule imposes the following minimum capital requirements to be considered adequately capitalized:

●	A common equity Tier 1 risk based capital ratio of 4.50%;
●	A Tier 1 risk-based capital ratio of 6.00%;
●	A total risk-based capital ratio of 8.00%; and
●	A leverage ratio of 4.00%.

Under the rule, common equity Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized net gains and losses on available for sale debt and equity securities and all unrealized net gain or loss on defined benefit pension plan), subject to a one-time opt-out election. The Bank elected to opt-out of this provision. As such, accumulated comprehensive income is not included in determining the Bank’s regulatory capital ratios.

The rule also includes risk weights of assets to reflect credit risk and other risk exposures. These include a 150% risk weight for certain high volatility commercial real estate acquisitions, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for deferred tax assets that are not deducted from capital and increased risk weights (from 0% to up to 600%) for certain equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk based capital requirements.

For regulatory capital purposes, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital. At December 31, 2021, none of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the Bank is required to maintain a minimum level of Tier 1 capital to average total assets excluding intangibles. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5.00%, but an individual institution could be required to maintain a higher level.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined). At December 31, 2021 and 2020, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Common Equity Tier 1 Capital	$37,592	15.32%	$11,044	4.50%	$15,952	6.50%
Total Risk-Based Capital	$39,329	16.03%	$19,634	8.00%	$24,542	10.00%
Tier 1 Risk-Based Capital	$37,592	15.32%	$14,725	6.00%	$19,634	8.00%
Tier 1 Leverage	$37,592	8.40%	$17,910	4.00%	$22,388	5.00%

						To Be Well Capitalized
				To Be Considered		Under Prompt Corrective
	Actual			Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio
As of December 31, 2020
Common Equity Tier 1 Capital	$36,442	13.09%	%	$12,532	4.50%	$18,101	6.50%
Total Risk-Based Capital	$37,951	13.63%	%	$22,278	8.00%	$27,848	10.00%
Tier 1 Risk-Based Capital	$36,442	13.09%	%	$16,709	6.00%	$22,278	8.00%
Tier 1 Leverage	$36,442	9.12%	%	$15,980	4.00%	$19,975	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $28.2 million at December 31, 2021. Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities. At December 31, 2021, we had $2.1 million in cash and due from banks, $60.1 million in interest-bearing deposits with banks and federal funds sold, and $156.0 million in investment securities available for sale.

The Bank also has external sources of funds through FHLB, which can be drawn upon when required. The Bank has a line of credit totaling approximately $108.2 million with the FHLB of which $88.2 million was available to be drawn on December 31, 2021 based on qualifying loans and securities pledged as collateral.

At December 31, 2021, there were outstanding balances of $20.0 million under the Bank’s FHLB line of credit.

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

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2021, the Bank has accrued $370,680 as a reserve for credit losses on unfunded commitments, an increase of $337,799 from the $32,881 accrued as of December 31, 2020. Unfunded commitments related to these financial instruments with off balance sheet risk, are included in other liabilities. The additional provision amount is included in ‘other expense’.

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

At December 31, 2021, we were in a neutral to slightly asset sensitive position. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	-15%	-10%	-10%	-15%
December 31, 2021	-11%	-7%	9%	20%
December 31, 2020	-7%	-5%	6%	15%

As shown above, measures of net interest income at risk were slightly more favorable at December 31, 2021 than at December 31, 2020 over a 12 month modeling period. All measures remained within prescribed policy limits, however, down interest-rate scenarios are less meaningful as our model cannot shock below zero.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	-15%	-10%	-10%	-15%
December 31, 2021	-40%	-18%	6%	9%
December 31, 2020	-37%	-26%	8%	12%

The EVE at risk declined at December 31, 2021 when compared to December 31, 2020 in the down 200 bp interest rate shock levels and in the up interest rate shock levels. The Company’s economic value of equity has a negative effect in a declining interest rate environment and a positive effect in an increasing interest rate environment because the liabilities reprice at a much slower rate than our assets, and our interest earning assets are much greater than our interest-bearing liabilities. The Company’s economic value of equity worsens in declining interest rate environments as the majority of our liabilities cannot continue to decrease from their current levels thus the economic value of our liabilities and our assets both worsen in a declining rate environment i.e., given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.

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

We have identified the following three policies as being critical because they require management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the allowance for credit losses - loans, fair value measurements and the accounting for income taxes. Management believes it has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors. Following is a discussion of the areas we view as our most critical accounting policies, including the identification of the variables most important in the estimation process.

Allowance for Credit Losses - Loans

The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred. The Company also considers qualitative adjustments to the historical loss rate for each loan portfolio class. The qualitative adjustments for each loan class consider the conditions over the 20-year look-back period from which historical loss experience was based and are split into two components: 1) asset or class specific risk characteristics or current conditions at the reporting date related to portfolio credit quality, remaining payments, volume and nature, credit culture and management, business environment or other management factors; and 2) reasonable and supportable forecast of future economic conditions and collateral values. Our accounting policy related to the reserve is disclosed in Note 1 under the heading “Allowance for Credit Losses - Loans.”

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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note 1 under the heading “Fair Value Measurements” and in Note 15, “Fair Value of Financial Instruments”.

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

Management (with the participation of the Company’s CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
23.1	Consent of UHY LLP, Certified Public AccountantsTGM Group LLC (filed herewith)
23.2	Consent of TGM Group LLC (filed herewith)
31.1	Rule 15d-14(a) Certification by the Principal Executive Officer (filed herewith)
31.2	Rule 15d-14(a) Certification by the Principal Accounting Officer (filed herewith)
32	Certification by the Principal Executive Officer and Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 25, 2022	By:	/s/ John D. Long
John D. Long
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Long	President, Chief Executive Officer	March 25, 2022
John D. Long	and Director

/s/ Jeffrey D. Harris	Senior Vice President and Chief Financial Officer	March 25, 2022
Jeffrey D. Harris

/s/ John E. Demyan	Chairman of the Board and Director	March 25, 2022
John E. Demyan

/s/ Thomas Clocker	Director	March 25, 2022
Thomas Clocker

/s/ Julie M. Mussog	Director	March 25, 2022
Julie M. Mussog

/s/ F. W. Kuethe, III	Director	March 25, 2022
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 25, 2022
Charles Lynch

/s/ Andrew Cooch	Director	March 25, 2022
Andrew Cooch

/s/ Joan M. Rumenap	Director	March 25, 2022
Joan M. Rumenap

/s/ Mary Louise Wilcox	Director	March 25, 2022
Mary Louise Wilcox

/s/ Stanford D. Hess	Director	March 25, 2022
Stanford D. Hess

Glen Burnie Bancorp and Subsidiary

Consolidated Financial Statements

December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Glen Burnie Bancorp and Subsidiaries (the “Company”) as of December 31, 2021 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An Independent Member of Urbach Hacker Young International Limited

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Allowance for Credit Losses on Loans

As discussed in Notes 1, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures in accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires financial assets, including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on relevant information about past events, current conditions, and reasonable and supportable forecasts related to macroeconomic conditions, resulting in recognition of lifetime expected credit losses upon loan origination. Release of credit loss provision for the year ending December 31, 2021 was $975,000 and the Allowance for Credit Losses at December 31, 2021 was $2,470,000. For most of our loan portfolio classes, the historical loss experience is determined using the Average Charge-Off Method. This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s net charge-offs over the lives of the loans.

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

The allowance for credit losses on loans was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the determination process.

The principal considerations resulting in our determination included the following:

●	Significant auditor judgment and effort were used in evaluating the qualitative factors used in the calculation.
●	Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecast of economic variables.
●	Significant audit effort to test the relevance and reliability of the critical data used in the methodology.

The primary procedures performed to address this critical audit matter included:

●	Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative factor adjustments, relevance and reliability of data used in the model, charge-off approval, information systems and model validation
●	Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including data used as the basis for adjustments related to the qualitative factors, the development and reasonableness of qualitative factors and mathematical accuracy and appropriateness of the overall calculation
●	Evaluating management’s judgments in the selection of the loss estimation model as well as the loan segmentation and historical loss periods used in the model
●	Evaluating management’s judgments in the selection and application of reasonable and supportable forecast of economic variables
●	Testing management’s process for developing the qualitative factors and assessing reasonableness, relevance and reliability of data used to develop factors, including evaluating their judgments and assumptions for reasonableness

We have served as the Company’s auditor since 2021

Salisbury, Maryland

March 24, 2022

oy J. Geiser
Herbert J. Geary III Roy J. Geiser Chris A. Hall Ronald W. Hickman Mark. Welsh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Qualitative Factors used in the Allowance for Credit Losses - Loans – Refer to Notes 1 and 4 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 1 and 4 to the Company’s consolidated financial statements, the Company had a gross loan portfolio of approximately $254 million and related allowance for credit losses - Loans of approximately $1.5 million as of December 31, 2020. The allowance for credit losses - loans includes a reserve for loans collectively evaluated for impairment of approximately $1.5 million and loans individually evaluated for impairment of approximately $11,000. The estimate of the collectively evaluated component of the allowance for credit losses - loans considers the Company’s historical loss experience by loan segment. Each loan segment is reviewed and analyzed using the average historical charge-offs over the current and preceding four- year periods for their respective segments as well as adjusted for the qualitative factors.

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

We identified the qualitative factors used in the allowance for credit losses - loans as a critical audit matter because of the necessary judgement applied by us to evaluate management’s significant estimates and subjective assumptions in determining qualitative adjustments.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the qualitative factors used in the allowance for credit losses - loans included the following, among others:

●	We obtained an understanding of management’s processes for identifying relevant qualitative factors and quantifying related adjustments.

●	We evaluated the design of controls over management’s evaluation of the allowance related to the qualitative factors used in the allowance for credit losses - loans, including controls addressing management’s review of the qualitative and quantitative analysis related to the qualitative risk factors.

●	We evaluated the of reasonableness of management’s judgments related to qualitative adjustments in comparison to management’s policies.

●	We considered whether qualitative factors were consistently applied period over period, where applicable.

●	We evaluated whether management factors were supported by evidence from internal and external sources and loan portfolio performance.

●	We analytically evaluated the allowance related to loans collectively evaluated for impairment by loan segment period over period for reasonableness against overall trends in the economy, industry, and loan portfolio performance.

We have served as the Company’s auditor since 1996.

Salisbury, Maryland

March 25, 2021

955 Mt. Hermon Road | Salisbury, MD 21804 | 410-742-1328 | 1-888-546-1574

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2021	2020

ASSETS
Cash and due from banks	$2,111	$2,117
Interest-bearing deposits in other financial institutions	60,070	34,976
Cash and Cash Equivalents	62,181	37,093
Investment securities available for sale, at fair value	155,927	114,049
Restricted equity securities, at cost	1,062	1,199
Loans, net of deferred fees and costs	210,392	253,772
Less: Allowance for credit losses(1)	(2,470)	(1,476)
Loans, net	207,922	252,296
Real estate acquired through foreclosure	—	575
Premises and equipment, net	3,564	3,853
Bank owned life insurance	8,338	8,181
Deferred tax assets, net	956	142
Accrued interest receivable	1,085	1,302
Accrued taxes receivable	301	116
Prepaid expenses	347	318
Other assets	383	362
Total Assets	$442,066	$419,486

LIABILITIES
Noninterest-bearing deposits	$155,624	$132,626
Interest-bearing deposits	227,623	216,994
Total Deposits	383,247	349,620
Short-term borrowings	10,000	29,912
Long-term borrowings	10,000	—
Defined pension liability	304	285
Accrued expenses and other liabilities	2,799	2,576
Total Liabilities	406,350	382,393

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,853,880 and 2,842,040 shares as of December 31, 2021 and December 31, 2020, respectively.	2,854	2,842
Additional paid-in capital	10,759	10,640
Retained earnings	22,977	23,071
Accumulated other comprehensive (loss) gain	(874)	540
Total Stockholders' Equity	35,716	37,093

Total Liabilities and Stockholders' Equity	$442,066	$419,486

(1)	Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments – Credit Losses (“ASC 326”), such that the allowance calculation is based on current expected credit loss methodology (“CECL”). Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 4 “Loans and Allowance for Losses on Loans” for details.

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020

INTEREST INCOME
Interest and fees on loans	$10,738	$11,973
Interest and dividends on securities	2,657	1,579
Interest on deposits with banks and federal funds sold	122	117
Total Interest Income	13,517	13,669

INTEREST EXPENSE
Interest on deposits	609	1,043
Interest on short-term borrowings	465	464
Interest on long-term borrowings	—	8
Total Interest Expense	1,074	1,515

Net Interest Income	12,443	12,154

Release of credit loss provision	(975)	(689)

Net interest income after provision for credit losses	13,418	12,843

NONINTEREST INCOME
Service charges on deposit accounts	160	176
Other fees and commissions	884	672
(Loss) gain on securities called or sold	(588)	6
Income on life insurance	157	158
Gain on sale of OREO	14	—
Total Noninterest Income	627	1,012

NONINTEREST EXPENSE
Salary and employee benefits	6,504	6,743
Occupancy and equipment expenses	1,227	1,247
Legal, accounting and other professional fees	701	941
Data processing and item processing services	933	944
FDIC insurance costs	169	186
Advertising and marketing related expenses	88	88
Loan collection costs	12	126
Telephone costs	209	199
Other expenses	1,109	1,222
Total Noninterest Expenses	10,952	11,696

Income before income taxes	3,093	2,159

Income tax expense	577	491

NET INCOME	$2,516	$1,668

Basic and diluted net income per share of common stock	$0.88	$0.59

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Year Ended
	December 31,
	2021	2020

Net income	$2,516	$1,668

Other comprehensive income (loss):

Net unrealized gain (loss) on securities available for sale:
Net unrealized (loss) gain on securities during the period	(3,048)	1,646
Income tax benefit (expense) relating to item above	840	(452)
Reclassification adjustment for loss (gain) on sales of securities included in net income	426	(3)
Net effect on other comprehensive (loss) income	(1,782)	1,191

Net unrealized (loss) gain on interest rate swap:
Net unrealized gain (loss) on interest rate swap during the period	508	(611)
Income tax (expense) benefit relating to item above	(140)	169
Net effect on other comprehensive income (loss)	368	(442)

Other comprehensive (loss) income	(1,414)	749

Comprehensive income	$1,102	$2,417

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balances, December 31, 2019	$2,827	10,525	22,537	(209)	35,680
Net income	—	—	1,668	—	1,668
Cash dividends, $0.40 per share	—	—	(1,134)	—	(1,134)
Dividends reinvested under dividend reinvestment plan	15	115	—	—	130
Other comprehensive income	—	—	—	749	749

Balance, December 31, 2020	2,842	10,640	23,071	540	37,093
Net income	—	—	2,516	—	2,516
Cash dividends, $0.40 per share	—	—	(1,138)	—	(1,138)
Dividends reinvested under dividend reinvestment plan	12	119	—	—	131
Transition adjustment pursuant to adoption of ASU 2016-3	—	—	(1,472)	—	(1,472)
Other comprehensive income	—	—	—	(1,414)	(1,414)

Balance, December 31, 2021	$2,854	$10,759	$22,977	$(874)	$35,716

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in the thousands)

	Year Ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net income	$2,516	$1,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	995	59
Release of credit losses provision	(975)	(689)
Deferred income taxes, net	282	245
Gain on disposals of assets, net	(14)	—
Increase in cash surrender value of bank owned life insurance	(157)	(158)
Loss on sale of available-for-sale investments	588	—
Loss on writedown other real estate owned	—	130
Net (increase) decrease in other assets	(18)	798
Net decrease (increase) in accrued expenses and other liabilities	439	(451)

Net cash provided by operating activities	3,656	1,602

Cash flows from investing activities:
Redemptions, sales and maturities of investment securities available for sale	57,380	26,323
Purchases of investment securities available for sale	(102,870)	(66,941)
Net redemption of Federal Home Loan Bank stock	137	238
Net decrease in loans	43,776	31,065
Proceeds from sale of real estate acquired through foreclosure	589	—
Purchases of premises and equipment	(287)	(573)

Net cash used in investing activities	(1,275)	(9,888)

Cash flows from financing activities:
Net increase in deposits	33,627	28,180
(Decrease) increase in short term borrowings	(19,913)	4,913
Increase in long term borrowings	10,000	—
Cash dividends paid	(1,138)	(1,134)
Common stock dividends reinvested	131	130

Net cash provided by financing activities	22,707	32,089

Net increase in cash and cash equivalents	25,088	23,803

Cash and cash equivalents at beginning of year	37,093	13,290

Cash and cash equivalents at end of year	$62,181	$37,093

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,078	$1,599
Income taxes paid (refunded)	480	(856)
Net (decrease) increase in unrealized depreciation on available for sale securities	(3,048)	1,646
Decrease (increase) in unrealized depreciation on Swaps	508	(611)

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

The Company has business continuity plans that cover a variety of potential impacts to business operations. These plans are periodically reviewed and tested and have been designed to protect the ongoing viability of bank operations in the event of a disruption such as a pandemic. The length of the pandemic and the effectiveness of the measures being put in place to address it are unknown.  Until the effects of the pandemic subside, we face possible impacts on liquidity, operating revenues, and credit performance.  To the extent the pandemic adversely affects our business, financial condition, liquidity, or results of operations, it may also have the effect of heightening many of the other risks described in this Annual Report.

Basis of Presentation

The consolidated financial statements include the accounts of Glen Burnie Bancorp, The Bank of Glen Burnie and GBB Properties, Inc., a company engaged in the acquisition and disposition of other real estate. All significant intercompany transactions are eliminated in consolidation and certain reclassifications are made when necessary in order to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. These estimates that require application of management's subjective or complex judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Management has made significant estimates in several areas, including the valuation of certain loans held for investment (Note 4, Loans and Allowance for Credit Losses); allowance for credit losses (Note 4, Loans and Allowance for Credit Losses); valuation of investment securities (Note 3, Investment Securities); the fair value of financial instruments (Note 16, Fair Value of Financial Instruments); benefit plan obligations and expenses (Note 10, Pension and Profit Sharing Plans); and the valuation of deferred tax assets (Note 9, Income Taxes). Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation. The Parent Only financial statements (see Note 18, Parent Company Financial Information) of the Company account for the subsidiary using the equity method of accounting.

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

AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision for (or release of) credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2021 and 2020, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

Other Securities

Maryland Financial Bank Dissolution Trust ("the Trust"), is a "liquidating trust" for U.S. federal income tax purposes. The sole purpose of the Trust is to liquidate the remaining assets, resolve the remaining liabilities, and to distribute the net proceeds to the Trust's beneficiaries. This is an equity interest that does not necessarily have a readily determinable fair value for purposes of the ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and lacks a market. This stock is accounted for as a cost-method investment.

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

From time to time, the Company will originate loans to facilitate the sale of other real estate owned (OREO). Such loans are accounted for using the installment method and any gain on sale is deferred. The Bank financed no sales of OREO for 2021 or 2020.

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

Allowance for Credit Losses – Loans Receivable

Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), such that the allowance calculation is based on the CECL methodology. Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 4, Loans and Allowance for Credit Losses for details. The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

The ACL consists of the allowance for credit losses - loans and the reserve for unfunded commitments. The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

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

Impaired Loans

The specific credit allocations are based on regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. When a loan is identified as impaired, impairment is measured based on net realizable value, and the recorded investment balance of the loan. For impaired loans, we recognize impairment if we determine that the net realizable value of the impaired loan is less than the recorded investment of the loan (net of previous charge-offs and deferred loan fees and costs), except when the sole remaining source of collection is the underlying collateral. In these cases, impairment is measured as the difference between the recorded investment balance of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

Once the impairment amount is determined, an asset-specific allowance is provided that is equal to the calculated impairment and included in the allowance for credit losses - loans. If the calculated impairment is determined to be permanent or not recoverable, the impairment will be charged off. Factors considered by management in determining if impairment is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames or the loss becomes evident owing to the borrower’s lack of assets.

Estimate of Probable Credit Losses - Loans

On January 1, 2021, the Company early adopted ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”) which replaces the “incurred loss approach” for estimating credit losses with an expected loss methodology. The incurred loss model delayed the recognition of credit losses until it was probable that a loss had occurred, while the CECL model requires the immediate recognition of expected credit losses over the contractual term for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects the Company’s estimates of the allowance for credit losses for our loan portfolio and the reserve for our off-balance sheet credit exposures related to loan commitments. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance, based on all available information from internal and external sources, relevant to assessing the collectability of loans over their contractual terms, adjusted for expected prepayments when appropriate, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations are performed for each class of loans and take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral securing the loans and current economic conditions and trends that may affect the borrowers’ ability to pay. For example, delinquencies in unsecured loans and indirect automobile installment loans will be reserved for at significantly higher ratios than loans secured by real estate. Finally, the Company considers forecasts about future economic conditions or changes in collateral values that are reasonable and supportable. Based on that analysis, the Bank deems its allowance for credit losses in proportion to the total nonaccrual loans and past due loans to be sufficient.

Reserve for Unfunded Commitments

The Company maintains a separate allowance for losses on unfunded loan commitments, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition. The reserve for unfunded commitments (off-balance sheet financial instruments) is established through a provision for credit losses -  unfunded commitments, the changes of which are recorded in noninterest expense. The reserve for unfunded commitments is an amount that management believes will be adequate to absorb probable losses inherent in existing commitments, including unused portions of revolving lines of credit and other loans, standby letters of credit, and unused deposit account overdraft privileges. The reserve for unfunded commitments is based on evaluations of the collectability, and prior loss experience of unfunded commitments. The evaluations take into consideration such factors as changes in the nature and size of the loan portfolio, overall loan portfolio quality, loan concentrations, specific problem loans and related unfunded commitments, and current economic conditions that may affect the borrower’s or depositor’s ability to pay.

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired in partial or total satisfaction of debts previously contracted with the Company, generally through the foreclosure of loans. These properties are initially recorded at the net realizable value (fair value of collateral less estimated costs to sell). Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the allowance for credit losses - loans. Subsequent declines in net realizable value identified from the ongoing analysis of such properties as well as gains and losses realized from the sale of OREO are recognized in current period earnings within noninterest expense as foreclosed property expense. The net realizable value of these assets is reviewed and updated as circumstances warrant. Loans transferred to OREO through foreclosure proceedings totaled $575,000 for the year ended December 31, 2020. There were no loans transferred to OREO for the year ended December 31, 2021.

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

For a more detailed description of income taxes see Note 8, Income Taxes of the Notes to Consolidated Financial Statements.

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

Fair Value Measurement

The term "fair value" is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company’s approach is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. The degree of management judgment involved in estimating the fair value of a financial instrument or other asset is dependent upon the availability of quoted market prices or observable market value inputs for internal valuation models used for estimating fair value. For financial instruments that are actively traded in the marketplace or whose values are based on readily available market data, little judgment is necessary when estimating the instrument’s fair value. When observable market prices and data are not readily available, significant management judgment often is necessary to estimate fair value. In those cases, different assumptions could result in significant changes in valuation. See Note 16, Fair Value Measurement.

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

Advertising Expense

Advertising costs, which we consider to be media and marketing materials, are expensed as incurred. We incurred $0.1 million in advertising expense during the years ended December 31, 2021 and 2020.

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

Other Comprehensive Income (Loss)

Other comprehensive income includes unrealized gains and losses, net of tax, on AFS securities and derivative instruments. Unrealized gains and losses, net of tax, are excluded from net income, and are reflected as a direct charge or credit to shareholders’ equity. Comprehensive income (loss) and the related components are disclosed in the consolidated statements of comprehensive income.

Recent Accounting Pronouncements and Developments

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

Note 2. Restrictions on Cash and Amounts Due from Banks

On March 26, 2020 the Board of Governors of the Federal Reserve System set the reserve requirement ratios to zero percent and reserve requirements were no longer administered. On December 22, 2020 the zero percent reserve requirement ratio was extended for three years. At December 31, 2021 and 2020, the average reserve balances were $0 and $0.4 million, respectively.

Note 3. Investment Securities

A summary of the amortized cost and market value of securities available for sale at December 31, 2021 and 2020 is as follows:

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collaterized mortgage obligations	$21,730	$169	$(211)	$21,688
Agency mortgage-backed securities	56,252	356	(419)	56,189
Municipal securities	44,594	811	(180)	45,225
U.S. Government agency securities	32,616	4	(1,269)	31,351
Corporate securities	1,500	—	(26)	1,474

Total securities available for sale	$156,692	$1,340	$(2,105)	$155,927

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collaterized mortgage obligations	$24,261	$396	$(14)	$24,643
Agency mortgage-backed securities	26,072	886	(10)	26,948
Municipal securities	28,675	740	(2)	29,413
U.S. Government agency securities	33,346	9	(310)	33,045

Total securities available for sale	$112,354	$2,031	$(336)	$114,049

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at December 31, 2021 or December 31, 2020. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income or loss. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at December 31, 2021 or December 31, 2020.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020:

	At December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collaterized mortgage obligations	$7,917	$(194)	$876	$(17)	$8,793	$(211)
Agency mortgage-backed securities	42,109	(414)	197	(5)	42,306	(419)
Municipal securities	18,603	(180)	—	—	18,603	(180)
U.S. Government agency securities	13,976	(420)	15,942	(849)	29,918	(1,269)
Corporate securities	1,474	(26)	—	—	1,474	(26)

	$84,079	$(1,234)	$17,015	$(871)	$101,094	$(2,105)

	At December 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collaterized mortgage obligations	$201	$—	$1,188	$(14)	$1,389	$(14)
Agency mortgage-backed securities	—	—	566	(10)	566	(10)
Municipal securities	851	(2)	—	—	851	(2)
U.S. Government agency securities	24,160	(308)	481	(2)	24,641	(310)

	$25,212	$(310)	$2,235	$(26)	$27,447	$(336)

At December 31, 2021 and 2020, the Company did not have any securities that had impairment charges.

The Company's investment securities portfolio consists primarily of debt securities issued by U.S. Government agencies, U.S. Government-sponsored agencies, Corporate securities, state governments and local municipalities. There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2021 and December 31, 2020.

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of December 31, 2021. As of December 31, 2021, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

The Company held fifty-two U.S. Government agency, twenty-five collateralized mortgage obligations, one corporate security, and twenty-nine agency mortgage-backed securities that were in an unrealized loss position at December 31, 2021. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of credit loss impairment on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2021.

All municipal securities held in the investment portfolio are reviewed on at least a quarterly basis for credit loss impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Maryland and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2021, the investment portfolio included nine municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

At December 31, 2021 and 2020, investment securities in the amount of approximately $1.2 million and $0.9 million, respectively were pledged as collateral for interest rate swap contracts.

Unrealized losses on securities in the investment portfolio amounted to $2.1 million with a total fair value of $101.1 million as of December 31, 2021 compared to unrealized losses of $0.3 million with a total fair value of $27.4 million as of December 31, 2020. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

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

The following table presents investment securities by stated maturity at December 31, 2021. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	At December 31, 2021
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due within one year	$—	$—
Due over one to five years	3,448	3,507
Due over five to ten years	11,015	10,902
Due over ten years	62,747	62,167
Collaterized mortgage obligations	23,230	23,162
Agency mortgage-backed securities	56,252	56,189

Total securities available for sale	$156,692	$155,927

Proceeds from sales of available for sale securities prior to maturity totaled $32.7 million for the year ended December 31, 2021.  No investment securities were sold in 2020.  The Bank realized net losses of $588,000 and net gains of $6,000 for the years ended December 31, 2021 and 2020, respectively.  Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade.

Note 4. Loans and Allowance for Credit Losses - Loans

The following table sets forth the Company's gross loans by major categories as of December 31, 2021 and 2020:

	December 31,
(dollars in thousands)	2021	2020
Loans Secured by Real Estate
Construction and land	$4,087	$2,553
Farmland	342	350
Singlefamily residential	78,119	82,520
Multifamily	5,428	6,105
Commercial	48,729	57,027
Total loans secured by real estate	136,705	148,555
Commercial and Industrial
Commercial and industrial	10,003	10,800
SBA guaranty	6,397	7,200
Comm SBA PPP	1,047	9,912
Total commercial and industrial loans	17,447	27,912
Consumer Loans
Consumer	2,090	3,063
Automobile	54,150	74,242
Total consumer loans	56,240	77,305

Loans, net of deferred fees and costs	210,392	253,772
Less: Allowance for credit losses	(2,470)	(1,476)
Loans, net	$207,922	$252,296

The Company currently manages its credit products and the respective exposure to credit losses by specific portfolio segments and classes, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses. The Company believes each portfolio segment has unique risk characteristics. The Company's loans held for investment is divided into three portfolio segments: loans secured by real estate, commercial and industrial loans, and consumer loans. Each of these segments is further divided into loan classes for purposes of estimating the allowance for credit losses. The Bank’s indirect loan group included $54.2 million and $74.2 million of such loans at December 31, 2021 and 2020, respectively. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $1.0 million and $10.0 million at December 31, 2021 and 2020, respectively. This loan type is discussed in “Note 1. Nature of Business.”

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Included in loans are loans due from directors, executive officers and other related parties of $0 at December 31, 2021, and $0.3 million at December 31, 2020. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. The Board of Directors approves loans to directors, executive officers and other related parties to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2021 and 2020.

	December 31,
(dollars in thousands)	2021	2020

Balance at beginning of year	$276	$371
Additions	90	368
Repayments	(366)	(463)
Balance at end of year	$—	$276

Allowance for Credit Losses

Credit Risk and Allowance for Credit Losses - Loans. Credit risk is the risk of loss arising from the inability of a borrower to meet his or her obligations and entails both general risks, which are inherent in the process of lending, and risks specific to individual borrowers. Credit risk is mitigated through portfolio diversification, which limits exposure to any single customer, industry, or collateral type. Residential mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans secured by personal property, such as auto loans, generally experience medium credit losses. Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and for that reason, the Bank has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

On January 1, 2021, the Company early adopted ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”) which replaces the “incurred loss approach” for estimating credit losses with an expected loss methodology. The incurred loss model delayed the recognition of credit losses until it was probable that a loss had occurred, while the CECL model requires the immediate recognition of expected credit losses over the contractual term for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects the Company’s estimates of the allowance for credit losses for our loan portfolio and the reserve for our off-balance sheet credit exposures related to loan commitments. The allowance for credit losses - loans is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses - loans when management believes that the collectability of the principal is unlikely. The allowance, based on all available information from internal and external sources, relevant to assessing the collectability of loans over their contractual terms, adjusted for expected prepayments when appropriate, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations are performed for each class of loans and take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral securing the loans and current economic conditions and trends that may affect the borrowers’ ability to pay. For example, delinquencies in unsecured loans and indirect automobile installment loans will be reserved for at significantly higher ratios than loans secured by real estate. Finally, the Company considers forecasts about future economic conditions or changes in collateral values that are reasonable and supportable. Based on that analysis, the Bank deems its allowance for credit losses - loans in proportion to the total nonaccrual loans and past due loans to be sufficient.

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

The following table presents the total allowance by loan segment:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476
Impact of ASC 326 adoption	16	9	854	63	199	120	(6)	—	46	273	1,574
Charge-offs	—	—	—	—	—	—	—	—	(2)	(251)	(253)
Recoveries	—	—	408	—	—	—	—	—	—	240	648
Release for credit losses	(20)	—	(418)	3	(139)	(72)	(12)	—	(19)	(298)	(975)

Balance, end of year	$5	$11	$1,357	$105	$278	$115	$30	$—	$36	$533	$2,470

Individually evaluated for impairment:
Balance in allowance	$—	$—	$10	$—	$—	$—	$—	$—	$—	$—	$10
Related loan balance	—	—	36	—	—	—	—	—	—	—	36

Collectively evaluated for impairment:
Balance in allowance	$5	$11	$1,347	$105	$278	$115	$30	$—	$36	$533	$2,460
Related loan balance	4,087	342	78,083	5,428	48,729	10,003	6,397	1,047	2,090	54,150	210,356

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2020	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$24	$2	$849	$40	$241	$69	$25	$—	$11	$805	$2,066
Charge-offs	—	—	—	—	—	—	—	—	—	(392)	(392)
Recoveries	—	—	266	—	—	20	—	—	6	199	491
Release for credit losses	(15)	—	(602)	(1)	(23)	(22)	23	—	(6)	(43)	(689)

Balance, end of year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476

Individually evaluated for impairment:
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—	$11	$—	$11
Related loan balance	—	—	132	—	—	4,493	—	—	39	—	4,664

Collectively evaluated for impairment:
Balance in allowance	$9	$2	$513	$39	$218	$67	$48	$—	$—	$569	$1,465
Related loan balance	2,553	350	82,388	6,105	57,027	6,307	7,200	9,912	3,024	74,242	249,108

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

The following table rolls forward the Company’s activity for nonaccrual loans during the years 2021 and 2020:

				Commercial and
	Loans Secured By Real Estate			Industrial Loans	Consumer Loans
	Single-family
	Residential	Multi-family	Commercial	SBA Guaranty	Consumer	Automobile	Total
(dollars in thousands)
December 31, 2019	$790	$24	$3,139	$—	$51	$123	$4,127
Transfers into nonaccrual	64	—	1,619	—	—	551	2,234
Loans paid down/payoffs	(584)	(24)	(152)	—	(17)	(103)	(880)
Loans returned to accrual status	—	—	(577)	—	—	(17)	(594)
Loans charged off	—	—	—	—	—	(375)	(375)

December 31, 2020	$270	$—	$4,029	$—	$34	$179	$4,512
Transfers into nonaccrual			920	71	1	291	1,283
Loans paid down/payoffs	(147)	$—	(3,987)	$—	(1)	(83)	(4,218)
Loans returned to accrual status	—	—	(962)	—	(34)	—	(996)
Loans charged off	—	—	—	—	—	(243)	(243)

December 31, 2021	$123	$—	$—	$71	$—	$144	$338

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

The following table provides information with respect to the Company's risk ratings by loan portfolio segment:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$4,072	$342	$77,996	$5,428	$45,307	$10,003	$6,326	$1,047	$2,084	$54,006	$206,611
Special mention	15	—	—	—	3,422	—	—	—	6	4	3,447
Substandard	—	—	123	—	—	—	71	—	—	50	244
Doubtful	—	—	—	—	—	—	—	—	—	90	90
Loss	—	—	—	—	—	—	—	—	—	—	—

	$4,087	$342	$78,119	$5,428	$48,729	$10,003	$6,397	$1,047	$2,090	$54,150	$210,392

Nonaccrual	$—	$—	$123	$—	$—	$—	$71	$—	$—	$144	$338
Troubled debt restructures	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2020	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$2,553	$350	$82,310	$6,105	$52,534	$10,800	$7,200	$9,912	$3,030	$74,064	$248,858
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	210	—	4,493	—	—	—	33	62	4,798
Doubtful	—	—	—	—	—	—	—	—	—	116	116
Loss	—	—	—	—	—	—	—	—	—	—	—

	$2,553	$350	$82,520	$6,105	$57,027	$10,800	$7,200	$9,912	$3,063	$74,242	$253,772

Nonaccrual	$—	$—	$270	$—	$4,029	$—	$—	$—	$34	$179	$4,512
Troubled debt restructures	$—	$—	$39	$—	$—	$—	$—	$—	$—	$—	$39
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$39	$—	$—	$—	$—	$—	$—	$—	$39
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

The following tables provide information about credit quality indicators by the year of origination at December 31, 2021 and 2020:

	Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Total
December 31, 2021
Loans Secured By Real Estate:
Pass	$16,498	$12,135	$10,671	$13,558	$6,715	$73,568	$133,145
Special mention	—	—	—	787	—	2,650	3,437
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	123	123
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$16,498	$12,135	$10,671	$14,345	$6,715	$76,341	$136,705
Commercial and Industrial Loans:
Pass	$2,766	$4,172	$1,066	$4,128	$1,198	$4,046	$17,376
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	71	71
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,766	$4,172	$1,066	$4,128	$1,198	$4,117	$17,447
Consumer Loans:
Pass	$12,271	$8,222	$11,176	$16,706	$4,908	$2,808	$56,091
Special mention	—	—	—	5	—	—	5
Substandard	—	—	—	—	—	—	—
Nonaccrual	28	5	38	40	29	4	144
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$12,299	$8,227	$11,214	$16,751	$4,937	$2,812	$56,240

	Origination Year
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Total
December 31, 2020
Loans Secured By Real Estate:
Pass	$13,432	$11,902	$17,234	$10,472	$12,013	$78,801	$143,854
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	402	402
Nonaccrual	—	—	—	2,597	—	1,702	4,299
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$13,432	$11,902	$17,234	$13,069	$12,013	$80,905	$148,555
Commercial and Industrial Loans:
Pass	$14,906	$1,855	$4,034	$1,686	$1,338	$4,093	$27,912
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$14,906	$1,855	$4,034	$1,686	$1,338	$4,093	$27,912
Consumer Loans:
Pass	$11,315	$17,415	$29,259	$11,835	$4,456	$2,812	$77,092
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	21	120	32	5	35	213
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$11,315	$17,436	$29,379	$11,867	$4,461	$2,847	$77,305

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

There were no new loans modified as TDRs for the years ended December 31, 2021 and 2020.

At December 31, 2021, the recorded investment in TDR’s reflected one loan in the amount of $36,139 which is on nonaccrual. At December 31, 2020, the recorded investment in TDR’s reflected one loan in the amount of $38,711 which was on nonaccrual.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans.

Asset Quality

The following table presents the loan portfolio segments summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2021 and 2020:

			90 Days or
		30-89 Days	More and
December 31, 2021	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$4,087	$—	$—	$—	$4,087
Farmland	342	—	—	—	342
Single-family residential	77,981	—	15	123	78,119
Multi-family	5,428	—	—	—	5,428
Commercial	48,729	—	—	—	48,729
Total loans secured by real estate	136,567	—	15	123	136,705
Commercial and Industrial
Commercial and industrial	10,003	—	—	—	10,003
SBA guaranty	6,326	—	—	71	6,397
Comm SBA PPP	1,047	—	—	—	1,047
Total commercial and industrial loans	17,376	—	—	71	17,447
Consumer Loans
Consumer	2,086	4	—	—	2,090
Automobile	53,655	351	—	144	54,150
Total consumer loans	55,741	355	—	144	56,240

	$209,684	$355	$15	$338	$210,392

			90 Days or
		30-89 Days	More and
December 31, 2020	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$2,553	$—	$—	$—	$2,553
Farmland	350	—	—	—	350
Singlefamily residential	81,057	1,175	18	270	82,520
Multi-family	6,105	—	—	—	6,105
Commercial	52,424	574	—	4,029	57,027
Total loans secured by real estate	142,489	1,749	18	4,299	148,555
Commercial and Industrial					—
Commercial and industrial	10,800	—	—	—	10,800
SBA guaranty	7,200	—	—	—	7,200
Comm SBA PPP	9,912	—	—	—	9,912
Total commercial and industrial loans	27,912	—	—	—	27,912
Consumer Loans					—
Consumer	3,029	—	—	34	3,063
Automobile	73,611	452	—	179	74,242
Total consumer loans	76,640	452	—	213	77,305
					0
	$247,041	$2,201	$18	$4,512	$253,772

Loans on which the accrual of interest has been discontinued totaled $0.3 million and $4.5 million at December 31, 2021 and 2020, respectively. The Bank recognizes interest income on non-accrual loans using a cash basis method for the time they are on non-accrual.  Interest income that was recognized on these non-accrual loans totaled $14,000 and $201,000 for the years ended December 31, 2021 and 2020. Loans past due 90 days or more and still accruing interest totaled $15,000, and $18,000 at December 31, 2021 and 2020, respectively. Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Nonaccrual loans with specific reserves at December 31, 2021 are comprised of:

Consumer – One loan to in the amount of $36,139 with $10,331 of specific reserves established for the loans.

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

		Unpaid	Interest		Average
December 31, 2021	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	26	36	2	10	49
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	26	36	2	10	49
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$26	$36	$2	$10	$49

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	87	87	3	n/a	98
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	87	87	3	—	98
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	71	71	1	n/a	71
Total commercial and industrial loans	71	71	1	—	71
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	143	143	8	n/a	181
Total consumer loans	143	143	8	n/a	181
Total impaired loans with no specific reserve	$301	$301	$12	$—	$350

		Unpaid	Interest		Average
December 31, 2020	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	28	39	2	11	50
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	28	39	2	11	50
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$28	$39	$2	$11	$50

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	232	383	—	n/a	544
Multi-family	—	—	—	n/a	—
Commercial	4,493	4,493	185	n/a	4,315
Total loans secured by real estate	4,725	4,876	185	—	4,859
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	34	34	4	n/a	43
Automobile	117	117	10	n/a	227
Total consumer loans	151	151	14	n/a	270
Total impaired loans with no specific reserve	$4,876	$5,027	$199	$—	$5,129

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful	December 31,
	lives	2021	2020

(dollars in thousands)

Land		$685	$685
Buildings	5-50 years	6,723	6,672
Equipment and fixtures	5-30 years	8,354	8,055
Construction in progress		36	99
Operating Lease Assets		478	623
		16,276	16,134
Accumulated depreciation		(12,712)	(12,281)

		$3,564	$3,853

Depreciation expense totaled $0.3 million for the years ended December 31, 2021 and 2020. Amortization of software totaled $0.1 million for the years ended December 31, 2021 and 2020.

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Bank leases its Severna Park and Linthicum branches. Minimum lease obligations under the Severna Park branch are $25,000 per year through September 2022. Minimum lease obligations under the Linthicum branch are $148,756 per year through December 2024, adjusted annually on a pre-determined basis. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Income from rent totaled $69,312 and $65,383 and rent expense totaled $177,845 and $173,593 for the years ended December 31, 2021 and 2020, respectively. The Bank uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised.

Future minimum payments of the Bank’s operating leases as of December 31, 2021 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2022	$177
2023	156
2024	161
2025	3
2026	2
Thereafter	—
Total	$499

Note 6. Federal Home Loan Bank, Short- and Long-term Borrowings

The Bank owned 10,598 shares of common stock of the FHLB at December 31, 2021. The Bank is required to maintain an investment of 0.05% of total assets with a dollar cap of $16.2 million, adjusted annually, plus 3.75% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 25% of the Bank’s total assets, or approximately $108.2 million at December 31, 2021. Short-term advances totaled $10.0 million under this credit arrangement at December 31, 2021 and long-term advances were $10.0 million at December 31, 2021. This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings approximated $19.8 million and $24.3 million for 2021 and 2020, respectively and the weighted average interest rate was 2.34% and 1.94%, respectively. Average long-term borrowings approximated $2.1 million and $0 for

2021 and 2020, respectively. There were no interest payments made on long-term borrowings for the year ended December 31, 2021.

The Federal Home Loan Bank of Atlanta, convertible and adjustable advances total include the following:

A $10.0 million adjustable rate advance issued on December 31, 2021, which has a final maturity of October 31, 2022.  This advance had a 0.20% interest rate at December 31, 2021, with interest payable quarterly.  The proceeds of the adjustable rate advance were used as a hedging instrument for the Company’s interest rate swap agreements.

A $5.0 million adjustable rate advance issued on December 24, 2021, which has a final maturity of August 24, 2023. This advance has a 0.26% interest rate at December 31, 2021, with interest payable quarterly. The proceeds of the adjustable rate advance were used as a hedging instrument for the Company’s interest rate swap agreements.

A $5.0 million adjustable rate advance issued on December 27, 2021, which has a final maturity of July 27, 2023. This advance has a 0.28% interest rate at December 31, 2021, with interest payable quarterly. The proceeds of the adjustable rate advance were used as a hedging instrument for the Company’s interest rate swap agreements.

At December 31, 2021 the Bank had available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million.

Derivatives

During the fourth quarter of 2017, the Company entered into interest rate swaps to manage interest rate risk. These derivative contracts involve the receipt of floating rate interest from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement, without the exchange of the underlying notional value. These instruments are designated as cash flow hedges as the receipt of floating rate interest from the counterparty is used to manage interest rate risk associated with forecasted issuances of short-term FHLB advances. The change in the fair value of this hedging instrument is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings.

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

As of December 31, 2021, the Company had three outstanding interest rate swaps designated as a cash flow hedges with an aggregate notional value of $20.0 million. The agreements have five year terms and stipulates that the counterparty will pay the Company interest at three-month LIBOR and the Company will pay fixed rates of interest at 2.105%, 2.235% and 2.246% on the $10.0 million, $5.0 million and $5.0 million notional amounts, respectively. These interest rate swaps of $10.0 million, $5.0 million and $5.0 million mature on October 2022, July 2023, and August 2023, respectively, and hedge three-month FHLB advances that will be renewed every year at the SOFR interest rate at that time. The $10.0 million contract is an interest rate swap that became effective in November 2017 and the two $5.0 million contracts are interest rate swaps that became effective in July 2018 and August 2018. After-tax unrealized losses of $126,000, $99,000, and $96,000 were recognized in accumulated other comprehensive income for the year ended December 31, 2021 and unrealized losses of $281,000, $204,000, and $204,000 were recognized in accumulated other comprehensive income for the year ended December 31, 2020. There was no ineffective portion of these hedges. The Company pays or receives the net interest amount quarterly and includes this amount as part of FHLB advances interest expense on the consolidated income statements.

The cash flow hedges were determined to be fully effective during all periods presented. As such, no ineffectiveness has been included in net income.

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2021 and 2020:

					At December 31,
					2021		2020
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets/	Loss	Assets/	Loss
(dollars in thousands)	Amount	Rate	Rate	Term	Liabilities	AOCI	Liabilities	AOCI

Interest rate swap on FHLB advance	$10,000	2.105%	3M LIBOR	11/2017 - 10/2022	$(174)	$(126)	$(387)	$(281)

Interest rate swap on FHLB advance	5,000	2.235%	3M LIBOR	7/2018 - 7/2023	(136)	(99)	(281)	(204)

Interest rate swap on FHLB advance	5,000	2.246%	3M LIBOR	8/2018 - 8/2023	(132)	(96)	(281)	(204)

Total	$20,000				$(442)	$(321)	$(949)	$(689)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the year ended December 31, 2021 and December 31, 2020:

		Years Ended December 31,
(dollars in thousands)	Bank Position	2021	2020

Interest rate swap on FHLB advance	Pay fixed/receive variable	$(194)	$(113)

Interest rate swap on FHLB advance	Pay fixed/receive variable	(105)	(63)

Interest rate swap on FHLB advance	Pay fixed/receive variable	(105)	(65)

Total		$(404)	$(241)

The Bank is required to pledge securities as collateral for all swaps with dealer counterparties. The fair value of cash or investment securities pledged as collateral by the Bank totaled $1,175,000 and $949,000 at December 31, 2021 and 2020.

Note 7. Deposits

The following table summarizes the major classifications of deposit balances as of the dates indicated:

	December 31,
	2021	2020

(dollars in thousands)
Noninterest-bearing deposits	$155,624	$132,626

Interest-bearing deposits:
Interest-bearing checking	37,305	32,601
Money Market	23,103	19,077
Savings	106,818	97,036
Time deposits, $100,000 or more	24,624	28,270
Time deposits below $100,000	35,773	40,010
Total interest- bearing deposits	227,623	216,994

Total Deposits	$383,247	$349,620

Interest expense on deposits for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020

(dollars in thousands)
Interest-bearing checking	$11	$9
Money Market	11	9
Savings	51	60
Time deposits, $100,000 or more	248	440
Time deposits below $100,000	288	525
Total Interest Expense	$609	$1,043

The Bank recognized $0.2 million of fee income from deposits for the years ended December 31, 2021 and 2020.

At December 31, 2021, the scheduled maturities of time deposits are approximately as follows:

(dollars in thousands)	Amount
Maturing in:
2022	$32,541
2023	9,886
2024	8,802
2025	3,916
2026	4,323
2027 and thereafter	929
Total Time Deposits	$60,397

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2.2 million and $2.8 million at December 31, 2021 and 2020, respectively.

The Bank had no brokered deposits at December 31, 2021 and 2020.

Note 8. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2021 and 2020:

	2021	2020

(dollars in thousands)
Current income tax expense:
Federal	$211	$89
State	84	157

Total current tax expense	295	246

Deferred income tax expense:
Federal	198	217
State	84	28

Total deferred tax expense	282	245

Total Income tax expense	$577	$491

A reconciliation of income tax expense computed at the statutory rate of 21%at December 31, 2021 and December 31, 2020 to the actual income tax expense for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020

(dollars in thousands)
Income tax expense at federal statutory rate	$650	$453
(Decrease) increase resulting from:
Tax-exempt income	(181)	(75)
Bank owned life insurance	(33)	(33)
State income taxes, net of Federal income tax benefit	133	146
Other	8	—
Total income tax expense	$577	$491

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2021 and 2020 are as follows:

	2021	2020

(dollars in thousands)
Deferred income tax benefits:
Accrued deferred compensation	$84	$78
Allowance for credit losses	376	143
Accumulated depreciation	(22)	(16)
Other real estate owned	—	36
Reserve for unfunded commitments	102	9
Accounting standard 310-20	(144)	(117)
Right of use asset	(132)	(171)
Lease liability	132	171
Accumulated securities premium accretion	228	214
Net unrealized depreciation on investment securities available for sale	211	(466)
Net unrealized loss on Swaps	121	261

Net deferred income tax benefits	$956	$142

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future. At December 31, 2021 and 2020, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes. We file income tax returns in the US federal jurisdictions.  We are no longer subject to US federal income tax examinations by tax authorities for years before 2018.

Income tax expense was $0.58 million and $0.49 million at December 2021 and 2020, respectively.

Note 9. Pension and Profit Sharing Plans

The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions. Annual contributions, included in employee benefit expense, totaled $493,000 and $451,000 for the years ended December 31, 2021 and 2020, respectively.

Note 10. Other Benefit Plans

The Company is the owner and beneficiary of BOLI policies on certain current and former employees. Cash value totaled $8.3 million and $8.2 million at December 31, 2021 and 2020, respectively. Income on insurance investment totaled $0.2 for years ended 2021 and 2020.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees. Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 11. Other Noninterest Expenses

Other noninterest expenses include the following:

	Year Ended December 31,
	2021	2020
(dollars in thousands)
Loan related expenses	$195	$115
Other ATM expenses	36	77
Director, executive and audit committee fees and expenses	167	168
Postage, delivery and courier expenses	70	39
Office supplies expenses	35	54
Credit report fees	38	32
Dues and subscription fees	93	95
Examination and assessment fees	48	58
Federal Reserve and correspondent bank services	30	36
Foreclosed property expenses	23	147
Liability insurance	85	64
Release for unfunded commitments	(119)	(5)
Card services	114	54
NASDAQ registration	56	43
Investor services	43	42
Other	195	203

Total Other Noninterest Expense	$1,109	$1,222

Note 12. Commitments and Contingencies

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	December 31,
	2021	2020
(dollars in thousands)
Loan commitments:
Other mortgage loans	$2,863	$2,229

Unused lines of credit:
Home-equity lines	$9,224	$8,672
Commercial lines	15,432	19,982
Unsecured consumer lines	648	678

	$25,304	$29,332

Letters of credit:	$55	$1,044

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2021, the Bank has accrued $370,680 as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

Note 13. Stockholders’ Equity

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

Retained earnings from which dividends may not be paid without prior approval totaled approximately $20.2 million at December 31, 2021 and $21.2 million at December 31, 2020 based on the earnings restrictions and minimum capital ratio requirements noted below.

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

At December 31, 2021, shares of common stock reserved for issuance under the plan totaled 25,739.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend Reinvestment and Stock Purchase Plan

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2021 and 2020, shares of common stock purchased under the plan totaled 11,841 and 14,566, respectively. At December 31, 2021, shares of common stock reserved for issuance under the plan totaled 64,697.

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

At December 31, 2021, shares of common stock reserved for issuance under the plan totaled 183,348.

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

As of December 31, 2021 and 2020, the Bank was well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2021 and 2020, that the Bank met all capital adequacy requirements to which they were subject. The following table presents actual and required capital ratios as of December 31, 2021 and 2020 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2021 and December 31, 2020 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Management has determined that the Company’s risk-based capital ratios are not materiality different than the Bank’s and are not reflected in the table below.

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Common Equity Tier 1 Capital	$37,592	15.32%	$11,044	4.50%	$15,952	6.50%
Total Risk-Based Capital	$39,329	16.03%	$19,634	8.00%	$24,542	10.00%
Tier 1 Risk-Based Capital	$37,592	15.32%	$14,725	6.00%	$19,634	8.00%
Tier 1 Leverage	$37,592	8.40%	$17,910	4.00%	$22,388	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Common Equity Tier 1 Capital	$36,442	13.09%	$12,532	4.50%	$18,101	6.50%
Total Risk-Based Capital	$37,951	13.63%	$22,278	8.00%	$27,848	10.00%
Tier 1 Risk-Based Capital	$36,442	13.09%	$16,709	6.00%	$22,278	8.00%
Tier 1 Leverage	$36,442	9.12%	$15,980	4.00%	$19,975	5.00%

Note 14. Earnings Per Common Share

The calculation of net income per common share for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended
	December 31,
	2021	2020
Basic earnings per share:
Net income	$2,516,387	$1,667,741
Weighted average common shares outstanding	2,848,465	2,835,037
Basic net income per share	$0.88	$0.59

Diluted earnings per share calculations were not required for 2021 and 2020 as there were no options outstanding at December 31, 2021 and 2020.

Note 15. Fair Values of Financial Instruments

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

The following table presents the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2021 and 2020. Items that are not financial instruments are not included.

	December 31, 2021		December 31, 2020
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,111	$2,111	$2,117	$2,117
Interest-bearing deposits in other financial institutions	56,434	56,434	29,730	29,730
Federal funds sold	3,636	3,636	5,246	5,246
Investment securities available for sale	155,927	155,927	114,049	114,049
Investments in restricted stock	1,062	1,062	1,199	1,199
Ground rents	131	131	140	140
Loans, less allowance for credit losses	207,922	211,541	252,296	253,946
Accrued interest receivable	1,085	1,085	1,302	1,302
Cash value of life insurance	8,338	8,338	8,181	8,181

Financial liabilities:
Deposits	383,247	383,910	349,620	350,666
Long-term borrowings	10,000	9,888	—	—
Short-term borrowings	10,000	10,000	29,912	29,935
Accrued interest payable	11	11	16	16
Unrecognized financial instruments:
Commitments to extend credit	28,167	28,167	31,561	31,561
Standby letters of credit	55	55	1,044	1,044

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
December 31, 2021	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$62,181	$62,181	$62,181	—	$—
Loans receivable, net	207,922	211,541	—	—	211,541
Cash value of life insurance	8,338	8,338	—	8,338	—
Financial instruments - Liabilities
Deposits	383,247	383,910	227,580	156,330	—
Long-term debt	10,000	—	—	—	—
Short-term debt	10,000	10,000	—	10,000	—

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

Note 16. Fair Value Measurements

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

Fair value measurements on a recurring and non-recurring basis at December 31, 2021 and 2020 are as follows:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
December 31, 2021
Recurring:
Securities available for sale
State and Municipal	—	45,225	—	45,225
Mortgaged-backed	—	109,228	—	109,228
Corporate securities	—	1,474	—	1,474
Interest rate swap	—	(442)	—	(442)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	317	317
OREO	—	—	—	—
	$—	$155,485	$320	$155,805
December 31, 2020
Recurring:
Securities available for sale
State and Municipal	—	29,413	—	29,413
Mortgaged-backed	—	84,636	—	84,636
Interest rate swap	—	(949)	—	(949)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	4,893	4,893
OREO	—	575	—	575
	$—	$113,675	$4,896	$118,571

Securities available for sale and interest rate swaps are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Bank determines such fair values from independent appraisals. Based on these appraisals, management has applied a specific valuation allowance allocation of $10,000 and $11,000 in 2021 and 2020, respectively, to the impaired loans, which management considers to be level 3 inputs.

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

Note 17. Revenue Recognition

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

Note 18. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

___________________________________________Balance Sheets________________________________________

December 31,	2021	2020

(dollars in thousands)
Assets

Cash	$99	$111
Investment in The Bank of Glen Burnie	35,614	36,982
Other assets	3	—

Total assets	$35,716	$37,093

Liabilities and Stockholders’ Equity

Stockholders’ equity:
Common stock	2,854	2,842
Surplus	10,759	10,640
Retained earnings	22,977	23,071
Accumulated other comprehensive income (loss), net of benefits	(874)	540
Total stockholders’ equity	35,716	37,093

Total liabilities and stockholders’ equity	$35,716	$37,093

__________________________________________Statements of Income___________________________________

Year Ended December 31,	2021	2020

(dollars in thousands)

Dividends and distributions from subsidiary	$1,200	$1,265
Other expenses	(245)	(236)
Income before income tax benefit and equity in undistributed net income of subsidiary	955	1,029
Income tax benefit	44	43
Change in undistributed equity of subsidiary	1,517	596

Net income	$2,516	$1,668

___________________________________Statements of Cash Flows_______________________________________

Year Ended December 31,	2021	2020

	(dollars in thousands)
Cash flows from operating activities:
Net income	$2,516	$1,668
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in other assets	(3)	—
Change in undistributed equity of subsidiary	(1,517)	(596)

Net cash provided by operating activities	996	1,072

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	130	130
Dividends paid	(1,138)	(1,134)

Net cash used in financing activities	(1,008)	(1,004)

(Decrease) increase in cash	(12)	68

Cash, beginning of year	111	43

Cash, end of year	$99	$111

Note 19. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

__________________________________________2021__________________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,461	$3,605	$3,290	$3,161
Interest expense	251	265	274	284
Net interest income	3,210	3,340	3,016	2,877
Provision for credit losses	(382)	(122)	(67)	(404)
Net securities gains	(589)	1	—	—
Income before income taxes	693	1,131	570	699
Net income	555	888	479	594
Net income per share (basic and diluted)	$0.19	$0.31	$0.17	$0.21

___________________________________________2020______________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,485	$3,349	$3,336	$3,499
Interest expense	313	353	398	451
Net interest income	3,172	2,996	2,938	3,048
Provision for credit losses	(427)	(669)	487	(80)
Net securities gains	6	—	—	—
Income before income taxes	712	1,232	(128)	343
Net income	547	949	(96)	268
Net income per share (basic and diluted)	$0.20	$0.33	$(0.03)	$0.09

Note 20. Subsequent Events

As the result of the sale by TGM Group LLC (“TGM”) of its accounting and auditing business to UHY LLP (“UHY”), TGM resigned its engagement as the independent registered public accounting firm of Glen Burnie Bancorp (the “Company”) effective January 3, 2022, the date of the sale.

The audit reports of TGM on the financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2020 and December 31, 2021, and the subsequent period through January 3, 2022, there were no disagreements (as defined in Item 304(a)(1)(iv) of regulation S-K and the related instructions to Item 304 of Regulation S-K) with TGM, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to TGM’s satisfaction, would have caused TGM to make reference to the subject matter of the disagreement in its reports on the consolidated financial statements for such years.

During the fiscal years ended December 31, 2020 and December 31, 2021, and the subsequent period through January 3, 2022, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On February 10, 2022, the Audit Committee of the Company’s Board of Directors engaged UHY as its independent registered public accounting firm for the year ending December 31, 2022, effective immediately.

During the Company’s fiscal years ended December 31, 2020 and December 31, 2021, and the subsequent interim period through February 10, 2022, neither the Company nor anyone acting on its behalf has consulted with UHY regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.