Form 10-Q
period 2022-03-31
GLEN BURNIE BANCORP
filed 2022-05-13
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2022, was 2,858,635.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,071	$2,111
Interest-bearing deposits in other financial institutions	66,769	60,070
Cash and Cash Equivalents	68,840	62,181

Investment securities available for sale, at fair value	147,371	155,927
Restricted equity securities, at cost	1,074	1,062

Loans, net of deferred fees and costs	204,252	210,392
Less: Allowance for credit losses(1)	(2,380)	(2,470)
Loans, net	201,872	207,922

Premises and equipment, net	3,492	3,564
Bank owned life insurance	8,375	8,338
Deferred tax assets, net	4,148	956
Accrued interest receivable	1,124	1,085
Accrued taxes receivable	280	301
Prepaid expenses	513	347
Other assets	356	383
Total Assets	$437,445	$442,066

LIABILITIES
Noninterest-bearing deposits	$155,027	$155,624
Interest-bearing deposits	232,747	227,623
Total Deposits	387,774	383,247

Short-term borrowings	10,000	10,000
Long-term borrowings	10,000	10,000
Defined pension liability	311	304
Accrued expenses and other liabilities	2,080	2,799
Total Liabilities	410,165	406,350

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,856,257 and 2,853,880 shares as of March 31, 2022 and December 31, 2021, respectively.	2,856	2,854
Additional paid-in capital	10,784	10,759
Retained earnings	22,922	22,977
Accumulated other comprehensive loss	(9,282)	(874)
Total Stockholders' Equity	27,280	35,716

Total Liabilities and Stockholders' Equity	$437,445	$442,066
(1)	Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments – Credit Losses (“ASC 326”), such that the allowance calculation is based on current expected credit loss methodology (“CECL”). Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 5 “Loans Receivable and Allowance for Losses on Loans” for details.

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans	$2,168	$2,637
Interest and dividends on securities	698	505
Interest on deposits with banks and federal funds sold	50	19
Total Interest Income	2,916	3,161

INTEREST EXPENSE
Interest on deposits	124	168
Interest on short-term borrowings	102	116
Interest on long-term borrowings	8	—
Total Interest Expense	234	284

Net Interest Income	2,682	2,877

Release for credit losses	(100)	(404)
Net interest income after release	2,782	3,281

NONINTEREST INCOME
Service charges on deposit accounts	42	40
Other fees and commissions	174	169
Income on life insurance	38	38
Total Noninterest Income	254	247

NONINTEREST EXPENSE
Salary and benefits	1,620	1,630
Occupancy and equipment expenses	331	302
Legal, accounting and other professional fees	324	213
Data processing and item processing services	226	257
FDIC insurance costs	26	42
Advertising and marketing related expenses	22	22
Loan collection costs	(75)	6
Telephone costs	44	77
Other expenses	266	279
Total Noninterest Expenses	2,784	2,828

Income before income taxes	252	700

Income tax expense	21	106

NET INCOME	$231	$594

Basic and diluted net income per share of common stock	$0.08	$0.21

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net income	$231	$594

Other comprehensive income (loss):

Net unrealized loss on securities available for sale:
Net unrealized loss on securities during the period	(11,937)	(3,574)
Income tax benefit relating to item above	3,285	983
Net effect on other comprehensive loss	(8,652)	(2,591)

Net unrealized gain on interest rate swaps:
Net unrealized gain on interest rate swap during the period	337	140
Income tax expense relating to item above	(93)	(38)
Net effect on other comprehensive income	244	102

Other comprehensive loss	(8,408)	(2,489)

Comprehensive loss	$(8,177)	$(1,895)

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2020	$2,842	$10,640	$23,071	$540	$37,093

Net income	—	—	594	—	594
Cash dividends, $0.10 per share	—	—	(284)	—	(284)
Dividends reinvested under
dividend reinvestment plan	3	30	—	—	33
Transition adjustment pursuant to adoption
of ASU 2016-13	—	—	(1,472)	—	(1,472)
Other comprehensive loss	—	—	—	(2,489)	(2,489)

Balance, March 31, 2021	$2,845	$10,670	$21,909	$(1,949)	$33,475

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2021	$2,854	$10,759	$22,977	$(874)	$35,716

Net income	—	—	231	—	231
Cash dividends, $0.10 per share	—	—	(286)	—	(286)
Dividends reinvested under
dividend reinvestment plan	2	25	—	—	27
Other comprehensive loss	—	—	—	(8,408)	(8,408)

Balance, March 31, 2022	$2,856	$10,784	$22,922	$(9,282)	$27,280

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$231	$594
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	107	104
Amortization, and accretion of investment securities available for sale	91	107
Release for credit losses	(100)	(404)
Increase in cash surrender value of bank owned life insurance	(38)	(38)
(Decrease) increase in accrued interest receivable	(39)	25
Net increase in other assets	(118)	(54)
Net increase in accrued expenses and other liabilities	(364)	(51)

Net cash (used in) provided by operating activities	(230)	283

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	3,527	4,938
Purchases of investment securities available for sale	(7,000)	(29,467)
Net (sale) purchase of Federal Home Loan Bank stock	(11)	137
Net decrease in loans	6,151	7,194
Purchases of premises and equipment	(47)	(88)

Net cash provided by (used in) investing activities	2,620	(17,286)

Cash flows from financing activities:
Net increase in deposits	4,528	19,303
Increase in short term borrowings	—	1,332
Cash dividends paid	(286)	(284)
Common stock dividends reinvested	27	33

Net cash provided by financing activities	4,269	20,384

Net increase in cash and cash equivalents	6,659	3,381

Cash and cash equivalents at beginning of period	62,181	37,093

Cash and cash equivalents at end of period	$68,840	$40,474

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$228	$282
Net income taxes paid	—	65
Net increase in unrealized depreciation on available for sale securities	(11,937)	(3,574)
Net decrease in unrealized depreciation on swaps	337	140

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2022 and December 31, 2021, the results of operations for the three-month period ended March 31, 2022 and 2021, and the statements of cash flows for the three-month period ended March 31, 2022 and 2021. The operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or any future interim period. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022. The unaudited consolidated financial statements for March 31, 2022 and 2021, the consolidated balance sheet at December 31, 2021, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. There have not been any significant changes in the Company's significant accounting policies.

Allowance for Credit Losses – Loans Receivable

Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), such that the allowance calculation is based on CECL methodology. Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 7 "Recent Accounting Pronouncements" and Note 5 "Loans Receivable and Allowance for Credit Losses" for details. The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

The ACL consists of the allowance for credit losses and the reserve for unfunded commitments. The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

Portfolio segment is defined as the level at which the Company develops and documents a systematic methodology to determine its ACL. The Company has designated three loan portfolio segments: loans secured by real estate, commercial and industrial loans, and consumer loans. These loan portfolio segments are further disaggregated into classes, which represent loans of similar type, risk characteristics, and methods for monitoring and assessing credit risk. The loans secured by real estate portfolio segment is disaggregated into five classes: construction and land, farmland, single-family residential, multi-family, and commercial. The commercial and industrial loan portfolio segment is disaggregated into two classes: commercial and industrial, and SBA guaranty. The risk of loss for the commercial and industrial loan portfolio segment is generally most indicated by the credit risk rating assigned to each borrower. Commercial and industrial loan risk ratings are determined by experienced senior credit officers based on specific facts and circumstances and are subject to periodic review by an independent internal team of credit specialists. The consumer loan portfolio segment is disaggregated into two classes: consumer and automobile. The risk of loss for the consumer loan portfolio segment is generally most indicated by delinquency status and general economic factors. Each of the three loan portfolio segments may also be further segmented based on risk characteristics.

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

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2021 and March 31, 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $28.1 million on March 31, 2022. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

Reclassifications

Certain items in the fiscal year 2021 consolidated financial statements have been reclassified to conform to the fiscal year 2022 classifications. The reclassifications had no effect on previously reported results of operations or retained earnings.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the ACL; the fair value of financial instruments, such as loans and investment securities; benefit plan obligations and expenses; and the valuation of deferred tax assets and liabilities.

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

	Three Months Ended
	March 31,
	2022	2021
Basic and diluted earnings per share:
Net income	$230,733	$593,993
Weighted average common shares outstanding	2,855,253	2,843,775
Basic and dilutive net income per share	$0.08	$0.21

Diluted earnings per share calculations were not required for the three-month period ended March 31, 2022 and 2021, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at March 31, 2022 or December 31, 2021. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at March 31, 2022 or December 31, 2021.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at March 31, 2022 and December 31, 2021:

	At March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$20,455	$71	$(809)	$19,717
Agency mortgage-backed securities	53,985	9	(2,884)	51,110
Municipal securities	44,560	88	(4,970)	39,678
Corporate Securities	1,500	—	(78)	1,422
U.S. Government agency securities	32,583	3	(4,117)	28,469
U.S. Treasury securities	6,990	—	(15)	6,975

Total securities available for sale	$160,073	$171	$(12,873)	$147,371

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$21,730	$169	$(211)	$21,688
Agency mortgage-backed securities	56,252	356	(419)	56,189
Municipal securities	44,594	811	(180)	45,225
Corporate Securities	1,500	—	(26)	1,474
U.S. Government agency securities	32,616	4	(1,269)	31,351

Total securities available for sale	$156,692	$1,340	$(2,105)	$155,927

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021 are as follows:

March 31, 2022	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$11,092	$(786)	$834	$(23)	$11,926	$(809)
Agency mortgage-backed securities	43,425	(2,282)	5,383	(602)	48,808	(2,884)
Municipal securities	29,135	(4,255)	3,321	(715)	32,456	(4,970)
Corporate Securities	1,422	(78)	—	—	1,422	(78)
U.S. Government agency securities	4,903	(299)	23,165	(3,818)	28,068	(4,117)
U.S. Treasury securities	6,975	(15)	—	—	6,975	(15)
	$96,952	$(7,715)	$32,703	$(5,158)	$129,655	$(12,873)

December 31, 2021	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$7,917	$(194)	$876	$(17)	$8,793	$(211)
Agency mortgage-backed securities	42,109	(414)	197	(5)	42,306	(419)
Municipal securities	18,603	(180)	—	—	18,603	(180)
Corporate Securities	1,474	(26)	—	—	1,474	(26)
U.S. Government agency securities	13,976	(420)	15,942	(849)	29,918	(1,269)
U.S. Treasury securities	—	—	—	—	—	—
	$84,079	$(1,234)	$17,015	$(871)	$101,094	$(2,105)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of March 31, 2022. As of March 31, 2022, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At March 31, 2022, the Company recorded unrealized losses in its portfolio of debt securities totaling $12,873,000 related to 203 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

At December 31, 2021, the Company recorded unrealized losses in its portfolio of debt securities totaling $2,105,000 related to 116 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

Shown below are contractual maturities of debt securities at March 31, 2022. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2022

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$—	$—	—%
Over one to five years	12,469	12,411	1.97%
Over five to ten years	33,967	32,294	1.38%
Over ten years	113,637	102,666	2.00%
Total debt securities	$160,073	$147,371

_____________________

(1) Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.

(2) Yields on tax-exempt obligations are computed on a tax-equivalent basis.

NOTE 5 – LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	March 31,		December 31,
	2022		2021
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$3,496	2	$4,087	2
Farmland	341	—	342	—
Single-family residential	78,214	38	78,119	37
Multi-family	5,402	3	5,428	3
Commercial	48,016	24	48,729	23
Total loans secured by real estate	135,469		136,705
Commercial and Industrial
Commercial and industrial	9,027	4	10,003	5
SBA guaranty	6,322	3	6,397	3
Comm SBA PPP	485	—	1,047	—
Total commercial and industrial loans	15,834		17,447
Consumer Loans
Consumer	1,998	1	2,090	1
Automobile	50,951	25	54,150	26
Total consumer loans	52,949		56,240

Loans, net of deferred fees and costs	204,252	100	210,392	100
Less: Allowance for credit losses	$(2,380)		$(2,470)
Loans, net	201,872		207,922

The Bank’s net loans totaled $201.9 million on March 31, 2022, compared to $207.9 million on December 31, 2021, a decrease of $6.1 million, or 2.91%. Construction and land loans decreased from $4.1 million on December 31, 2021, to $3.5 million on March 31, 2022, a decrease of $0.6 million, or 14.45%. Farmland loans were $0.3 million at March 31, 2022 and December 31, 2021. Single-family residential loans increased from $78.1 million on December 31, 2021, to $78.2 million on March 31, 2022, an increase of $0.1 million, or 0.12%. Multi-family residential loans were $5.4 million on March 31, 2022 and December 31, 2021. Commercial real estate loans decreased $0.7 million, or 1.46%, to $48.0 million at March 31, 2022 compared to $48.7 million on December 31, 2021. Commercial and industrial loans decreased by $1.0 million, or 9.76%, to $9.0 million on March 31, 2022, compared to $10.0 million on December 31, 2021. SBA guaranty loans were $6.3 million on March 31, 2022, a decrease of $0.1 million, or 1.18%, compared to $6.4 at December 31, 2021. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $0.5 million on March 31, 2022, compared to $1.0 million on December 31, 2021, a decrease of $0.5 million or 53.71%. Consumer loans decreased by $0.1 million, or 4.38% to $2.0 million on March 31, 2022, compared to $2.1 million on December 31, 2021. Automobile loans decreased from $54.2 million on December 31, 2021, to $51.0 million on March 31, 2022, a decrease of $3.2 million or 5.91%.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2022 and the year ended December 31, 2021 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
March 31, 2022	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$5	$11	$1,357	$105	$278	$115	$30	$—	$36	$533	$2,470
Charge-offs	—	—	—	—	—	—	(9)	—	—	(55)	(64)
Recoveries	—	—	—	—	—	—	—	—	—	74	74
Release for credit losses	4	12	(47)	—	1	(18)	5	—	(1)	(56)	(100)

Balance, end of quarter	$9	$23	$1,310	$105	$279	$97	$26	$—	$35	$496	$2,380

Individually evaluated for impairment:
Balance in allowance	$—	$—	$11	$—	$—	$—	$—	$—	$—	$—	$11
Related loan balance	—	—	36	—	—	—	—	—	—	—	36

Collectively evaluated for impairment:
Balance in allowance	$9	$23	$1,299	$105	$279	$97	$26	$—	$35	$496	$2,369
Related loan balance	3,496	341	78,178	5,402	48,016	9,027	6,322	485	1,998	50,951	204,216

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476
Impact of ASC 326 adoption	16	9	854	63	199	120	(6)	—	46	273	1,574
Charge-offs	—	—	—	—	—	—	—	—	(2)	(251)	(253)
Recoveries	—	—	408	—	—	—	—	—	—	240	648
Release for credit losses	(20)	—	(418)	3	(139)	(72)	(12)	—	(19)	(298)	(975)

Balance, end of the year	$5	$11	$1,357	$105	$278	$115	$30	$—	$36	$533	$2,470

Individually evaluated for impairment:
Balance in allowance	$—	$—	$10	$—	$—	$—	$—	$—	$—	$—	$10
Related loan balance	—	—	36	—	—	—	—	—	—	—	36

Collectively evaluated for impairment:
Balance in allowance	$5	$11	$1,347	$105	$278	$115	$30	$—	$36	$533	$2,460
Related loan balance	4,087	342	78,083	5,428	48,729	10,003	6,397	1,047	2,090	54,150	210,356

	March 31,	March 31,
(dollars in thousands)	2022	2021
Average loans	$207,321	$248,920
Net charge offs to average loans (annualized)	(0.02)%	(0.44)%

During the three-month period ended March 31, 2022, loans to 5 borrowers and related entities totaling approximately $64,000 were determined to be uncollectible and were charged off. During the three-month period ending March 31, 2021, loans to 8 borrowers and related entities totaling approximately $81,000 were determined to be uncollectible and were charged off.

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

As of March 31, 2022, and 2021, the Bank had outstanding commitments totaling $28.1 million and $31.8 million, respectively. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended
	Ended March 31,
(dollars in thousands)	2022	2021
Beginning balance	$371	$33
Impact of ASC 326 adoption	—	457
Reduction of unfunded reserve	(17)	(12)
Provisions charged to operations	—	—

Ending balance	$354	$478

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2022.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At March 31, 2022			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$3,496	$—	$—	$—	$3,496
Farmland	341	—	—	—	341
Single-family residential	78,087	31	14	82	78,214
Multi-family	5,402	—	—	—	5,402
Commercial	48,016	—	—	—	48,016
Total loans secured by real estate	135,342	31	14	82	135,469
Commercial and Industrial
Commercial and industrial	9,027	—	—	—	9,027
SBA guaranty	6,322	—	—	—	6,322
Comm SBA PPP	485	—	—	—	485
Total commercial and industrial loans	15,834	—	—	—	15,834
Consumer Loans
Consumer	1,987	11	—	—	1,998
Automobile	50,629	202	—	120	50,951
Total consumer loans	52,616	213	—	120	52,949

	$203,792	$244	$14	$202	$204,252

At December 31, 2021			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,087	$—	$—	$—	$4,087
Farmland	342	—	—	—	342
Single-family residential	77,981	—	15	123	78,119
Multi-family	5,428	—	—	—	5,428
Commercial	48,729	—	—	—	48,729
Total loans secured by real estate	136,567	—	15	123	136,705
Commercial and Industrial					—
Commercial and industrial	10,003	—	—	—	10,003
SBA guaranty	6,326	—	—	71	6,397
Comm SBA PPP	1,047	—	—	—	1,047
Total commercial and industrial loans	17,376	—	—	71	17,447
Consumer Loans					—
Consumer	2,086	4	—	—	2,090
Automobile	53,655	351	—	144	54,150
Total consumer loans	55,741	355	—	144	56,240

	$209,684	$355	$15	$338	$210,392

The balances in the above charts have not been reduced by the allowance for credit losses. For the period ending March 31, 2022, the allowance for credit loss is $2.4 million. For the period ending December 31, 2021, the allowance for credit loss is $2.5 million.

Non-accrual loans with specific reserves at March 31, 2022 are comprised of:

Single–family residential – One loan to one borrower that totaled $35,616 with specific reserves of $10,954 established for the loan. This loan was also a troubled debt restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2022 and December 31, 2021.

March 31, 2022		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	25	36	1	11	49
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	25	36	1	11	49
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$25	$36	$1	$11	$49

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	46	46	0	n/a	51
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	46	46	0	—	51
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	120	120	2	n/a	138
Total consumer loans	120	120	2	n/a	138
Total impaired loans with no specific reserve	$166	$166	$2	$—	$189

December 31, 2021		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	26	36	2	10	49
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	26	36	2	10	49
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$26	$36	$2	$10	$49

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	87	87	3	n/a	98
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	87	87	3	—	98
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	71	71	1	n/a	71
Total commercial and industrial loans	71	71	1	—	71
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	143	143	8	n/a	181
Total consumer loans	143	143	8	n/a	181
Total impaired loans with no specific reserve	$301	$301	$12	$—	$350

	March 31,	December 31,
(dollars in thousands)	2022	2021

Troubled debt restructured loans	$36	$36
Non-accrual and 90+ days past due and still accruing loans to average loans	0.10%	0.16%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	1,103.7%	703.7%

At March 31, 2022, there was one troubled debt restructured loan consisting of a single-family residential loan in the amount of $35,616. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the three months ended March 31, 2022 and 2021.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans	Consumer Loans
	Single-family
(dollars in thousands)	Residential	Commercial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2020	$270	$4,029	$—	$34	$179	$4,512
Transfers into nonaccrual	—	574	—	—	69	643
Loans paid down/payoffs	(133)	(437)	—	(1)	(27)	(598)
Loans returned to accrual status	—	—	—	(33)	—	(33)
Loans charged off	—	—	—	—	(82)	(82)

March 31, 2021	$137	$4,166	$—	$—	$139	$4,442

December 31, 2021	$123	$—	$71	$—	$144	$338
Transfers into nonaccrual	—	—	—	—	61	61
Loans paid down/payoffs	(41)	—	(61)	—	(46)	(148)
Loans returned to accrual status	—	—	—	—	—	—
Loans charged off	—	—	(10)	—	(39)	(49)

March 31, 2022	$82	$—	$—	$—	$120	$202

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt at March 31, 2022, and December 31, 2021. All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

7 (Doubtful) - A doubtful credit has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded Substandard.  The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on March 31, 2022, and December 31, 2021:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
March 31, 2022	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$3,496	$341	$78,132	$5,402	$48,016	$9,027	$6,322	$485	$1,998	$50,832	$204,051
Special mention	—	—	—	—	—	—	—	—	—	2	2
Substandard	—	—	82	—	—	—	—	—	—	89	171
Doubtful	—	—	—	—	—	—	—	—	—	28	28
Loss	—	—	—	—	—	—	—	—	—	—	—

	$3,496	$341	$78,214	$5,402	$48,016	$9,027	$6,322	$485	$1,998	$50,951	$204,252

Nonaccrual	$—	$—	$82	$—	$—	$—	$—	$—	$—	$120	$202
Troubled debt restructures	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$4,072	$342	$77,996	$5,428	$45,307	$10,003	$6,326	$1,047	$2,084	$54,006	$206,611
Special mention	15	—	—	—	3,422	—	—	—	6	4	3,447
Substandard	—	—	123	—	—	—	71	—	—	50	244
Doubtful	—	—	—	—	—	—	—	—	—	90	90
Loss	—	—	—	—	—	—	—	—	—	—	—

	$4,087	$342	$78,119	$5,428	$48,729	$10,003	$6,397	$1,047	$2,090	$54,150	$210,392

Nonaccrual	$—	$—	$123	$—	$—	$—	$71	$—	$—	$144	$338
Troubled debt restructures	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale and Interest Rate Swaps. Investment securities available-for-sale and interest rate swap contracts are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities, and interest rate swap contracts. Securities classified as Level 3 include asset-backed securities in illiquid markets.

The Bank may be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.

Loans. Impaired loans totaled $202,294 with $10,954 of specific reserves as of March 31, 2022. These assets included single-family residential, commercial real estate and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
March 31, 2022
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$19,717	$—	$19,717
Agency mortgage-backed securities	—	51,110	—	51,110
Municipal securities	—	39,678	—	39,678
Corporate securities	—	1,422	—	1,422
U.S. Government agency securities	—	28,469	—	28,469
U.S. Treasury securities	—	6,975	—	6,975
Interest rate swap	—	(105)	—	(105)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	191	191
	$—	$147,266	$194	$147,460
December 31, 2021
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$21,688	$—	$21,688
Agency mortgage-backed securities	—	56,189	—	56,189
Municipal securities	—	45,225	—	45,225
Corporate securities	—	1,474	—	1,474
U.S. Government agency securities	—	31,351	—	31,351
U.S. Treasury securities	—	—	—	—
Interest rate swap	—	(442)	—	(442)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	317	317
	$—	$155,485	$320	$155,805

The estimated fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,071	$2,071	$2,111	$2,111
Interest-bearing deposits in other financial institutions	65,459	65,459	56,434	56,434
Federal funds sold	1,310	1,310	3,636	3,636
Investment securities available for sale	147,371	147,371	155,927	155,927
Investments in restricted stock	1,074	1,074	1,062	1,062
Ground rents	130	130	131	131
Loans, less allowance for credit losses	201,872	201,975	207,922	211,541
Accrued interest receivable	1,124	1,124	1,085	1,085
Cash value of life insurance	8,375	8,375	8,338	8,338

Financial liabilities:
Deposits	387,774	387,250	383,247	383,910
Long-term borrowings	10,000	9,930	10,000	9,888
Short-term borrowings	10,000	9,759	10,000	10,000
Accrued interest payable	17	17	11	11
Unrecognized financial instruments:
Commitments to extend credit	28,075	28,075	28,167	28,167
Standby letters of credit	45	45	55	55

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
March 31, 2022	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$68,840	$68,840	$68,840	$—	$—
Loans receivable, net	201,872	201,975	—	—	201,975
Cash value of life insurance	8,375	8,375	—	8,375	—
Financial instruments - Liabilities
Deposits	387,774	387,250	155,680	231,570	—
Long-term debt	10,000	9,930	—	9,930	—
Short-term debt	10,000	9,759	—	9,759	—

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") with required effective dates. The following accounting pronouncements should be read in conjunction with "Critical Accounting Policies" of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2021 Form 10-K.

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

		CECL
	December 31, 2020	Adoption Impact	January 1, 2021
(dollars in thousands)
Allowance for credit losses:
Loans Secured by Real Estate
Construction and land	$10	$16	$26
Farmland	2	9	11
Single-family residential	512	854	1,366
Multi-family	39	63	102
Commercial	218	199	417
Total loans secured by real estate	781	1,141	1,922
Commercial and Industrial
Commercial and industrial	67	120	187
SBA guaranty	48	(6)	42
Total commercial and industrial loans	115	114	229
Consumer Loans
Consumer	11	46	57
Automobile	569	273	842
Total consumer loans	580	319	899
Total allowance for credit losses	1,476	1,574	3,050
Reserve for unfunded commitments	33	457	490
Total allowance for credit losses	$1,509	$2,031	$3,540

Retained earnings
Total pre-tax impact		$2,031
Tax effect		(559)
Decrease to retained earnings		$1,472

ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740).”  The ASU was issued in December 2019.  The amendments in this update are meant to simplify the accounting for income taxes by removing certain exceptions to GAAP.  The amendments also improve consistent application of and simplify GAAP by modifying and/or revising the accounting for certain income tax transactions and by clarifying certain existing codification.  The amendments in the update are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2021.  The adoption of this guidance did not have a material impact upon the Company’s financial position and results of operations.

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

ASU No. 2022-01, “Derivative and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method.”  The ASU clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets.  The ASU amends the guidance in ASU 2017-12 (released on August 28, 2017) that, among other things, established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible.  The ASU renames that method the “portfolio layer” method and addresses feedback from stakeholders regarding its application.  The objective of the ASU is to better align the Company’s financial reporting with the results of its risk management strategy, and to improve the hedge accounting model by simplifying it.  The ASU is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements.

ASU No. 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.”  The ASU eliminates the accounting guidance for troubled debt restructurings ("TDRs") in ASC 310-40, "Receivables - Troubled Debt Restructurings by Creditors" for entities that have adopted the current expected credit loss ("CECL") model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments”.  It also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, "Financial Instruments—Credit Losses—Measured at Amortized Cost".  The ASU is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted.  The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements.

NOTE 8 – SUBSEQUENT EVENTS

None.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Total interest income declined $245,000 to $2.9 million for the three-month period ending March 31, 2022, as compared to the same period in 2021. The decrease was driven by lower interest income on loans, partially offset by increases in interest and dividends on securities and interest on deposits with banks and federal funds sold. The Bank’s loan portfolio decreased by $6.1 million or 2.91% during the first three months of 2022. As a result of minimal charge-offs, recoveries on previously charged off loans, reduction in our loan portfolio and strong credit discipline, the Company released $100,000 of the allowance for credit losses on loans for the three-month period ended March 31, 2022, as compared to a $404,000 release for the three-month period ended March 31, 2021. Shareholder’s equity decreased to $27.3 million on March 31, 2022, an $8.4 million or 23.62% decrease, as compared to $35.7 million on December 31, 2021. The decrease was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $9.2 million on March 31, 2022. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets were 16.15% on March 31, 2022, as compared to 14.54% for the same period of 2021.

Return on average assets for the three-month period ended March 31, 2022, was 0.21%, as compared to 0.58% for the three-month period ended March 31, 2021.  Return on average equity for the three-month period ended March 31, 2022, was 2.74%, as compared to 6.68% for the three-month period ended March 31, 2021.  Lower net income and higher average asset balances primarily drove the lower return on average assets, while lower net income, partially offset by a lower average equity balance primarily drove the lower return on average equity for the three-months ended March 31, 2022.

The book value per share of Bancorp’s common stock was $9.55 on March 31, 2022, as compared to $11.77 per share on March 31, 2021. The decrease primarily resulted from the unrealized losses on the Company’s available for sale securities and the rapid rise in interest rates in the first quarter of 2022.

At March 31, 2022, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 15.33% at March 31, 2022, compared to 15.32% at December 31, 2021.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended March 31, 2022 was $231,000, or $0.08 per basic and diluted common share compared to $594,000, or $0.21 per basic and diluted common share for the same period of 2021. The results for the three-month period ending March 31, 2022, were lower than the same period of 2021 resulting primarily from a 2021 period decrease of $304,000 in the release of credit loss allowance for loans and a $195,000 decrease in net interest income.

Net Interest Income. The Company’s net interest income for the three-month period ended March 31, 2022 was $2.68 million, as compared to $2.88 million for the same period in 2021, a decrease of $195,000, or 6.79%. The decrease in net interest income was due to lower interest income in the amount of $245,000, and lower interest expense in the amount of $50,000. The decrease in interest income was primarily due to a $6.1 million decrease in loan portfolio balances, offset by higher interest and dividends on securities. Although deposit driven excess liquidity fueled average interest-earning asset growth, competitive loan origination pressures as well as a low interest rate environment drove the overall decrease in average interest-earning asset yields.

Total interest income for the first quarter of 2022 decreased $245,000, or 7.74% when compared to the same period in 2021, from $3.16 million in 2021 to $2.92 million in 2022. The primary driver of the decrease was a $469,000 decrease in interest and fees on loans due to lower average loan balances, offset by a $193,000 increase in interest and dividends on investment securities and a $31,000 increase in interest on deposits with banks and federal funds sold due to higher average balances.

Interest expense for the first quarter 2022 decreased $50,000 from $284,000 for the same period in 2021 to $234,000, a decrease of 17.61%. The primary driver for the decrease was a $44,000 decrease in expense on interest-bearing deposits. The decreases for the three-month period ended March 31, 2022 are attributed to the lower interest rate environment and decline in the average balance of time deposits.

Net interest margin for the three-month period ended March 31, 2022 was 2.54% compared to 2.93% for the three-month period ended March 31, 2021. Higher average balances combined with lower yields on interest-earning assets, and lower cost of funds on interest-bearing liabilities and higher noninterest-bearing deposits were the primary drivers of the results. The yield on interest earning assets decreased by 0.41% from 3.17% for the three-month period ended March 31, 2021 to 2.76% from the same period of 2022 primarily due to lower interest rates. The cost of funds decreased 0.08% from 0.31% for the three-month period ended March 31, 2021 to 0.23% for the same period of 2022 due to a decrease in total time deposits and the renewal of matured time deposits at lower interest rates.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31,
	2022			2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$64,837	$26	0.17%	$30,051	$6	0.07%
Investment securities available for sale	155,599	712	1.85	118,606	505	1.70
Restricted equity securities	1,064	10	3.85	1,180	13	4.32
Total interest-bearing deposits/investments	221,500	748	1.35	149,837	524	1.42

Loans Secured by Real Estate
Construction and land	3,700	33	3.59	2,925	23	3.20
Farmland	342	4	5.03	351	4	4.95
Single-family residential	77,782	786	4.04	82,403	893	4.34
Multi-family	4,961	67	5.44	6,134	80	5.24
Commercial	48,802	625	5.19	56,021	676	4.83
Total loans secured by real estate	135,587	1,515	4.53	147,834	1,676	4.54
Commercial and Industrial
Commercial and industrial	9,889	76	3.11	9,733	88	3.64
SBA guaranty	6,306	93	5.95	7,895	230	11.68
Comm SBA PPP	816	2	1.00	9,482	23	0.98
Total commercial and industrial loans	17,011	171	4.08	27,110	341	5.04
Consumer Loans
Consumer	2,374	5	0.87	2,752	10	1.49
Automobile	52,349	477	3.65	71,224	610	3.43
Total consumer loans	54,723	482	3.57	73,976	620	3.35
Total loans	207,321	2,168	4.24	248,920	2,637	4.24
Total interest-earning assets	428,821	2,916	2.76	398,757	3,161	3.17

Cash	2,010			2,160
Allowance for credit losses	(2,434)			(3,024)
Market valuation	(4,040)			812
Other assets	17,126			16,096
Total non-earning assets	12,662			16,044
Total assets	$441,483			$414,801

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$145,313	17	0.05%	$130,306	15	0.05%
Money market	23,410	3	0.05	20,251	2	0.05
Certificates of deposit	60,268	104	0.70	67,782	151	0.90
Total interest-bearing deposits	228,991	124	0.22	218,339	168	0.31

Borrowed Funds:
PPPLF Term Funding	—	—	—	562	1	0.41
Federal Funds Purchased	1	—	—	1	—	—
FHLB advances	20,001	110	2.23	20,001	115	2.33
Total borrowed funds	20,002	110	2.24	20,564	116	2.30
Total interest-bearing liabilities	248,993	234	0.38	238,903	284	0.48

Non-interest-bearing deposits	155,785			137,199
Total cost of funds	404,778	234	0.23	376,102	284	0.31

Other liabilities and accrued expenses	2,639			2,627
Total liabilities	407,417			378,729

Stockholder's equity	34,066			36,072
Total liabilities and equity	$441,483			$414,801
Net interest income		$2,682			$2,877
Yield on earning assets			2.76%			3.17%
Cost of interest-bearing liabilities			0.38%			0.48%
Net interest spread			2.38%			2.69%
Net interest margin			2.54%			2.93%

Provision for Credit Losses on Loans.  The Company recognized a release of allowance for credit losses on loans in the amount of $100,000 and $404,000 for the three-month periods ending March 31, 2022 and 2021, respectively.  As of March 31, 2022, the allowance for credit losses represented 1.17% of total loans compared to 1.18% at March 31, 2021.  The decrease in the provision for credit losses on loans (“PCL-loans”) in the first quarter of 2022, as compared to the first quarter of 2021 was primarily driven by minimal charge-offs, recoveries on previously charged off loans, and a reduction in the Company’s loan portfolio in the first quarter of 2022.  A provision was not recognized for the Commercial SBA PPP loans as these loans are 100% guaranteed by the SBA.

Noninterest Income. Noninterest income increased to $254,000 for the three-month period ended March 31, 2022, from $247,000 for the corresponding period in 2021, an increase of $7,000, or 2.83%. The increase was primarily due to an increase in other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended March 31, 2022 and 2021 were $2.78 million and $2.83 million, respectively, a decrease of $44,000 or 1.54%.  The decrease was driven by decreases in salary and employee benefits, data processing and item processing services, loan collection costs and telephone costs, offset by increases in occupancy and equipment expenses, and legal, accounting, and other professional fees.

Income Taxes. During the three-month period ended March 31, 2022, the Company recorded income tax expense of $21,000, as compared to a $106,000 expense for the same period in 2021, an $85,000, or 80.19%, decrease. The Company’s annualized effective tax rate at March 31, 2022 was 9.76% compared to 15.20% for the prior year. The decrease in income tax expense was due to higher income before taxes at March 31, 2021, compared to March 31, 2022.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the first quarter of 2022, comprehensive loss, net of tax, totaled $8,177,000 compared to a loss in the amount of $1,895,000 for the same period in 2021. The decrease was due to lower net income and higher unrealized losses on available for sale securities, offset by higher net unrealized gains on interest rate swaps.

FINANCIAL CONDITION

General. The Company’s assets decreased to $437.4 million at March 31, 2022 from $442.1 million at December 31, 2021, a decrease of $4.6 million or 1.05%, primarily due to decreases in investment securities available for sale and loans, net, offset by increases in interest-bearing deposits at other financial institutions and deferred tax assets, net. Loans totaled $201.9 million at March 31, 2022, a decrease of $6.1 million, or 2.91%, from $207.9 million at December 31, 2021. The decrease was primarily attributable to decreases in construction and land, commercial loans, commercial and industrial loans, commercial SBA PPP loans, consumer, and automobile loans, offset by an increase in single-family residential loans. Investment securities available for sale as of March 31, 2022, totaled $147.4 million, a decrease of $8.6 million, or 5.49% from $155.9 million on December 31, 2021. The decrease resulted primarily from a devaluation of the investment portfolio, resulting in a higher level of unrealized losses. Cash and cash equivalents as of March 31, 2022, totaled $68.8 million, an increase of $6.7 million, or 10.71% from $62.2 million on December 31, 2021 resulting primarily from loan payoffs and increases in deposits in the first quarter of 2022.

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

At March 31, 2022, impaired loans totaled $0.2 million. Included in the impaired loans total were $0.2 million in loans classified as nonaccrual loans. At March 31, 2022, troubled debt restructurings included in impaired loans totaled $36,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans	$202	$338
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	14	15

Total nonperforming loans	216	353

Real estate acquired through foreclosure	-	-

Total nonperforming assets	$216	$353

Nonperforming assets to total assets	0.05%	0.02%

Deposits as of March 31, 2022, totaled $387.8 million, an increase of $4.6 million, or 1.18% from $383.2 million on December 31, 2021. Demand deposits as of March 31, 2022 totaled $155.0 million, a decrease of $0.6 million, or 0.38% from $155.6 million at December 31, 2021. Interest-bearing checking accounts as of March 31, 2022 totaled $39.1 million, an increase of $1.8 million, or 4.81% from $37.3 million at December 31, 2021. Savings accounts as of March 31, 2022 totaled $110.6 million, an increase of $3.8 million, or 3.57%, from $106.8 million at December 31, 2021. Money market accounts as of March 31, 2022 totaled $23.4 million, an increase of $0.3 million, or 1.31%, from $23.1 million at December 31, 2021. Time deposits under $100,000 totaled $35.0 million on March 31, 2022, an $0.8 million or a 2.22% decrease from $35.8 million at December 31, 2021. Time deposits over $100,000 totaled $24.6 million on March 31, 2022, and December 31, 2021.

Deposits on March 31, 2022, and December 31, 2021, were as follows:

	March 31, 2022		December 31, 2021		2022 vs 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$155,027	40.0%	$155,624	40.6%	$(597)	(0.4)%

Interest-bearing deposits:
Checking	39,099	10.1%	37,305	9.7%	1,794	4.8%
Savings	110,636	28.5%	106,818	28.0%	3,818	3.6%
Money market	23,405	6.0%	23,103	6.0%	302	1.3%
Total interest-bearing checking, savings and money market deposits	173,140	44.6%	167,226	43.7%	5,914	3.5%

Time deposits under $100,000	34,979	9.0%	35,773	9.3%	(794)	(2.2)%
Time deposits of $100,000 or more	24,628	6.4%	24,624	6.4%	4	0.0%
Total time deposits	59,607	15.4%	60,397	15.7%	(790)	(1.3)%

Total interest-bearing deposits	232,747	60.0%	227,623	59.4%	5,124	2.3%

Total Deposits	$387,774	100.0%	$383,247	100.0%	$4,527	1.2%

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

Future minimum payments of the Bank’s operating leases as of March 31, 2022 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2022	$138
2023	181
2024	161
2025	3
2026	2
Thereafter	—
Total	$485

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

For the three months ended March 31, 2022, the Bank accrued $82,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

At March 31, 2022, the simulation analysis reflected that the Bank is in an asset sensitive position. Management strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2022	(18)%	(11)%	11%	22%
March 31, 2021	(10)%	(7)%	9%	18%

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2022.

					Over 1
			Over 3 to		Through		Over
	0-3 Months		12 Months		5 Years		5 Years		Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—		$—		$—		$—		$2,071
Federal funds and overnight deposits	66,769		—		—		—		66,769
Securities	—		—		12,411		134,960		147,371
Loans	1,019		4,170		41,805		154,878		201,872
Fixed assets	—		—		—		—		3,492
Other assets	—		—		—		—		15,870
Total assets	$67,788		$4,170		$54,216		$289,838		$437,445

Liabilities:
Demand deposit accounts	$—		$—		$—		$—		$155,027
NOW accounts	39,099		—		—		—		39,099
Money market deposit accounts	23,405		—		—		—		23,405
Savings accounts	110,636		—		—		—		110,636
IRA accounts	2,849		5,708		10,696		554		19,807
Certificates of deposit	4,752	0	20,022	0	14,996	0	30	-1	39,800
Long-term borrowings	—		—		10,000		—		10,000
Short-term borrowings	—		10,000		—		—		10,000
Other liabilities	—		—		—		—		2,391
Stockholders’ equity:	—		—		—		—		27,280
Total liabilities and stockholders' equity	$180,741		$35,730		$35,692		$584		$437,445

GAP	$(112,953)		$(31,560)		$18,524		$289,254
Cumulative GAP	$(112,953)		$(144,513)		$(125,989)		$163,265
Cumulative GAP as a % of total assets	(25.82)%		(33.04)%		(28.80)%		37.32%

As shown above, measures of net interest income at risk were slightly more favorable on March 31, 2022 than on March 31, 2021 over a 12-month modeling period. All measures remained within prescribed policy limits in the up interest rate scenarios, but out of policy limits in the down interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero. The primary contributor to the slightly more favorable position was the more asset sensitive balance sheet.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2022	(20)%	4%	7%	15%
March 31, 2021	(35)%	(10)%	4%	6%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2022, totaled $68.8 million, an increase of $6.7 million, or 10.71% from the $62.2 million at December 31, 2021.

As of March 31, 2022, the Bank was permitted to draw on a $110.5 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. At December 31, 2021, there were $10.0 million in short-term borrowings and $10.0 million in long-term borrowings from FHLB. As of March 31, 2022, there were $10.0 million in short-term borrowings and $10.0 million in long-term borrowings. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of March 31, 2022.

The Company’s stockholders’ equity decreased $8.4 million, or 23.62% during the three-month period ended March 31, 2022. The decrease was primarily due an increase in the after-tax net unrealized holding loss on securities available for sale, offset by unrealized market value gains on interest rate swap contracts in the amount of $8.4 million resulting from higher market interest rates.

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

The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2022, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.42%, a Tier 1 risk-based capital ratio of 15.33%, a common equity Tier 1 risk-based capital ratio of 15.33%, and a total risk-based capital ratio of 16.15%. The Company’s capital amounts and ratios at March 31, 2022 and December 31, 2021 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,201	15.33%	$10,923	4.50%	$15,778	6.50%
Total capital	$39,199	16.15%	$19,419	8.00%	$24,273	10.00%
Tier 1 capital	$37,201	15.33%	$14,564	6.00%	$19,419	8.00%
Tier 1 leverage	$37,201	8.42%	$17,663	4.00%	$22,079	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,592	15.32%	$11,044	4.50%	$15,952	6.50%
Total capital	$39,329	16.03%	$19,634	8.00%	$24,542	10.00%
Tier 1 capital	$37,592	15.32%	$14,725	6.00%	$19,634	8.00%
Tier 1 leverage	$37,592	8.40%	$17,910	4.00%	$22,388	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

Allowance for Credit Losses.  The allowance for credit losses (“ACL”) consists of the allowance for credit losses and the reserve for unfunded commitments.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”).  The ASC, as amended is intended to provide financial statement users with more decision useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income.

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

GLEN BURNIE BANCORP
(Registrant)

Date: May 13, 2022	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer