Form 10-Q
period 2022-06-30
GLEN BURNIE BANCORP
filed 2022-08-12
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2022, was 2,861,615.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,140	$2,111
Interest-bearing deposits in other financial institutions	49,226	60,070
Cash and Cash Equivalents	51,366	62,181

Investment securities available for sale, at fair value	157,823	155,927
Restricted equity securities, at cost	1,071	1,062

Loans, net of deferred fees and costs	200,698	210,392
Less: Allowance for credit losses(1)	(2,238)	(2,470)
Loans, net	198,460	207,922

Premises and equipment, net	3,446	3,564
Bank owned life insurance	8,414	8,338
Deferred tax assets, net	6,452	956
Accrued interest receivable	1,145	1,085
Accrued taxes receivable	245	301
Prepaid expenses	448	347
Other assets	523	383
Total Assets	$429,393	$442,066

LIABILITIES
Noninterest-bearing deposits	$151,679	$155,624
Interest-bearing deposits	234,086	227,623
Total Deposits	385,765	383,247

Short-term borrowings	10,000	10,000
Long-term borrowings	10,000	10,000
Defined pension liability	313	304
Accrued expenses and other liabilities	2,050	2,799
Total Liabilities	408,128	406,350

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,858,635 and 2,853,880 shares as of June 30, 2022 and December 31, 2021, respectively.	2,859	2,854
Additional paid-in capital	10,810	10,759
Retained earnings	22,946	22,977
Accumulated other comprehensive loss	(15,350)	(874)
Total Stockholders' Equity	21,265	35,716

Total Liabilities and Stockholders' Equity	$429,393	$442,066
(1)	Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments – Credit Losses (“ASC 326”), such that the allowance calculation is based on current expected credit loss methodology (“CECL”). Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 5 “Loans Receivable and Allowance for Losses on Loans” for details.

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$2,089	$2,568	$4,256	$5,205
Interest and dividends on securities	794	698	1,492	1,203
Interest on deposits with banks and federal funds sold	147	24	197	43
Total Interest Income	3,030	3,290	5,945	6,451

INTEREST EXPENSE
Interest on deposits	120	158	244	325
Interest on short-term borrowings	88	116	191	232
Interest on long-term borrowings	19	—	26	—
Total Interest Expense	227	274	461	557

Net Interest Income	2,803	3,016	5,484	5,894

Release for credit losses	(116)	(67)	(217)	(471)
Net interest income after release	2,919	3,083	5,701	6,365

NONINTEREST INCOME
Service charges on deposit accounts	40	37	82	77
Other fees and commissions	180	190	355	359
Gain on securities sold/redeemed	1	—	1	—
Gains on sale of OREO	—	14	—	14
Income on life insurance	39	39	76	77
Total Noninterest Income	260	280	514	527

NONINTEREST EXPENSE
Salary and benefits	1,516	1,588	3,136	3,218
Occupancy and equipment expenses	316	304	647	606
Legal, accounting and other professional fees	260	183	585	395
Data processing and item processing services	235	248	461	505
FDIC insurance costs	29	40	54	83
Advertising and marketing related expenses	21	24	43	45
Loan collection costs	20	22	(55)	28
Telephone costs	41	54	85	131
Other expenses	397	329	663	610
Total Noninterest Expenses	2,835	2,792	5,619	5,621

Income before income taxes	344	571	596	1,271

Income tax expense	35	91	56	197

NET INCOME	$309	$480	$540	$1,074

Basic and diluted net income per share of common stock	$0.11	$0.17	$0.19	$0.38

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$309	$480	$540	$1,074

Other comprehensive (loss) income:

Net unrealized (loss) gain on securities available for sale:
Net unrealized (loss) gain on securities during the period	(8,556)	2,247	(20,493)	(1,327)
Income tax benefit (expense) relating to item above	2,355	(619)	5,640	365
Reclassification adjustment for gain on sales of securities included in net income	(1)	—	(1)	—
Net effect on other comprehensive (loss) income	(6,202)	1,628	(14,854)	(962)

Net unrealized gain on interest rate swaps:
Net unrealized gain on interest rate swap during the period	185	88	522	228
Income tax expense relating to item above	(51)	(24)	(144)	(63)
Net effect on other comprehensive income	134	64	378	165

Other comprehensive (loss) income	(6,068)	1,692	(14,476)	(797)

Comprehensive (loss) income	$(5,759)	$2,172	$(13,936)	$277

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2020	$2,842	$10,640	$23,071	$540	$37,093

Net income	—	—	1,074	—	1,074
Cash dividends, $0.20 per share	—	—	(569)	—	(569)
Dividends reinvested under
dividend reinvestment plan	6	60	—	—	66
Transition adjustment pursuant to adoption
of ASU 2016-13	—	—	(1,472)	—	(1,472)
Other comprehensive loss	—	—	—	(797)	(797)

Balance, June 30, 2021	$2,848	$10,700	$22,104	$(257)	$35,395

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2021	$2,854	$10,759	$22,977	$(874)	$35,716

Net income	—	—	540	—	540
Cash dividends, $0.20 per share	—	—	(571)	—	(571)
Dividends reinvested under
dividend reinvestment plan	5	51	—	—	56
Other comprehensive loss	—	—	—	(14,476)	(14,476)

Balance, June 30, 2022	$2,859	$10,810	$22,946	$(15,350)	$21,265

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$540	$1,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	215	213
Amortization, and accretion of investment securities available for sale	481	845
Release for credit losses	(217)	(471)
Gain on disposals of assets, net	—	(14)
Increase in cash surrender value of bank owned life insurance	(76)	(77)
Loss on write-down of MFB stock	2	—
Increase in accrued interest receivable	(60)	(2)
Net increase in other assets	(106)	(292)
Net (increase) decrease in accrued expenses and other liabilities	(245)	258

Net cash provided by operating activities	534	1,534

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	8,671	10,505
Proceeds from sales of available for sale debt securities	1	—
Purchases of investment securities available for sale	(31,540)	(56,219)
Net (purchase) sale of Federal Home Loan Bank stock	(11)	137
Net decrease in loans	9,679	19,209
Proceeds from sale of real estate acquired through foreclosure	—	589
Purchases of premises and equipment	(152)	(165)

Net cash provided by (used in) investing activities	(13,352)	(25,944)

Cash flows from financing activities:
Net increase in deposits	2,518	19,264
Decrease in short term borrowings	—	(4,676)
Cash dividends paid	(571)	(569)
Common stock dividends reinvested	56	66

Net cash provided by financing activities	2,003	14,085

Net decrease in cash and cash equivalents	(10,815)	(10,325)

Cash and cash equivalents at beginning of period	62,181	37,093

Cash and cash equivalents at end of period	$51,366	$26,768

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$440	$559
Net income taxes paid	—	340
Net decrease in unrealized depreciation on available for sale securities	(20,493)	(1,327)
Net decrease in unrealized depreciation on swaps	521	228

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2022 and December 31, 2021, the results of operations for the three- and six-month period ended June 30, 2022 and 2021, and the statements of cash flows for the six-month period ended June 30, 2022 and 2021. The operating results for the three- and six-month period ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022, or any future interim period. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022. The unaudited consolidated financial statements for June 30, 2022 and 2021, the consolidated balance sheet at December 31, 2021, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Portfolio segment is defined as the level at which the Company develops and documents a systematic methodology to determine its ACL. The Company has designated three loan portfolio segments: loans secured by real estate, commercial and industrial loans, and consumer loans. These loan portfolio segments are further disaggregated into classes, which represent loans of similar type, risk characteristics, and methods for monitoring and assessing credit risk. The loans secured by the real estate portfolio segment is disaggregated into five classes: construction and land, farmland, single-family residential, multi-family, and commercial. The commercial and industrial loan portfolio segment is disaggregated into two classes: commercial and industrial, and SBA guaranty. The risk of loss for the commercial and industrial loan portfolio segment is generally most indicated by the credit risk rating assigned to each borrower. Commercial and industrial loan risk ratings are determined by experienced senior credit officers based on specific facts and circumstances and are subject to periodic review by an independent internal team of credit specialists. The consumer loan portfolio segment is disaggregated into two classes: consumer and automobile. The risk of loss for the consumer loan portfolio segment is generally most indicated by delinquency status and general economic factors. Each of the three loan portfolio segments may also be further segmented based on risk characteristics.

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

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2021 and June 30, 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $30.2 million on June 30, 2022. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic and diluted earnings per share:
Net income	$309,532	$479,657	$540,264	$1,073,650
Weighted average common shares outstanding	2,857,616	2,847,191	2,856,441	2,845,493
Basic and dilutive net income per share	$0.11	$0.17	$0.19	$0.38

Diluted earnings per share calculations were not required for the three- and six-month periods ended June 30, 2022 and 2021, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at June 30, 2022 or December 31, 2021. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at June 30, 2022 or December 31, 2021.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at June 30, 2022 and December 31, 2021:

	At June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$19,105	$22	$(1,371)	$17,756
Agency mortgage-backed securities	62,834	86	(4,510)	58,410
Municipal securities	43,153	18	(9,181)	33,990
Corporate Securities	1,500	—	(91)	1,409
U.S. Government agency securities	45,498	4	(6,146)	39,356
U.S. Treasury securities	6,991	—	(89)	6,902

Total securities available for sale	$179,081	$130	$(21,388)	$157,823

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$21,730	$169	$(211)	$21,688
Agency mortgage-backed securities	56,252	356	(419)	56,189
Municipal securities	44,594	811	(180)	45,225
Corporate Securities	1,500	—	(26)	1,474
U.S. Government agency securities	32,616	4	(1,269)	31,351

Total securities available for sale	$156,692	$1,340	$(2,105)	$155,927

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021 are as follows:

June 30, 2022	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$12,872	$(1,043)	$2,053	$(328)	$14,925	$(1,371)
Agency mortgage-backed securities	42,276	(3,657)	4,624	(853)	46,900	(4,510)
Municipal securities	30,369	(8,193)	3,048	(988)	33,417	(9,181)
Corporate Securities	1,409	(91)	—	—	1,409	(91)
U.S. Government agency securities	17,582	(619)	21,457	(5,527)	39,039	(6,146)
U.S. Treasury securities	6,902	(89)	—	—	6,902	(89)
	$111,410	$(13,692)	$31,182	$(7,696)	$142,592	$(21,388)

December 31, 2021	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$7,917	$(194)	$876	$(17)	$8,793	$(211)
Agency mortgage-backed securities	42,109	(414)	197	(5)	42,306	(419)
Municipal securities	18,603	(180)	—	—	18,603	(180)
Corporate Securities	1,474	(26)	—	—	1,474	(26)
U.S. Government agency securities	13,976	(420)	15,942	(849)	29,918	(1,269)
U.S. Treasury securities	—	—	—	—	—	—
	$84,079	$(1,234)	$17,015	$(871)	$101,094	$(2,105)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of June 30, 2022. As of June 30, 2022, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At June 30, 2022, the Company recorded unrealized losses in its portfolio of debt securities totaling $21,388,000 related to 239 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

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

Shown below are contractual maturities of debt securities at June 30, 2022. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2022

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$—	$—	—%
Over one to five years	24,161	23,878	2.36%
Over five to ten years	39,658	37,314	1.83%
Over ten years	115,262	96,631	2.13%
Total debt securities	$179,081	$157,823

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30,		December 31,
	2022		2021
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$4,216	2	$4,087	2
Farmland	338	—	342	—
Single-family residential	80,170	40	78,119	37
Multi-family	5,370	3	5,428	3
Commercial	45,081	22	48,729	23
Total loans secured by real estate	135,175		136,705
Commercial and Industrial
Commercial and industrial	9,073	5	10,003	5
SBA guaranty	6,255	3	6,397	3
Comm SBA PPP	263	—	1,047	—
Total commercial and industrial loans	15,591		17,447
Consumer Loans
Consumer	1,939	1	2,090	1
Automobile	47,993	24	54,150	26
Total consumer loans	49,932		56,240

Loans, net of deferred fees and costs	200,698	100	210,392	100
Less: Allowance for credit losses	(2,238)		(2,470)
Loans, net	$198,460		$207,922

The Bank’s net loans totaled $198.5 million on June 30, 2022, compared to $207.9 million on December 31, 2021, a decrease of $9.5 million, or 4.55%. Construction and land loans increased from $4.1 million on December 31, 2021, to $4.2 million on June 30, 2022, an increase of $0.1 million, or 3.15%. Farmland loans were $0.3 million at June 30, 2022 and December 31, 2021. Single-family residential loans increased from $78.1 million on December 31, 2021, to $80.2 million on June 30, 2022, an increase of $2.1 million, or 2.63%. Multi-family residential loans were $5.4 million on June 30, 2022 and December 31, 2021. Commercial real estate loans decreased $3.6 million, or 7.49%, to $45.1 million June 30, 2022 compared to $48.7 million on December 31, 2021. Commercial and industrial loans decreased by $0.9 million, or 9.30%, to $9.1 million on June 30, 2022, compared to $10.0 million on December 31, 2021. SBA guaranty loans were $6.3 million on June 30, 2022, a decrease of $0.1 million, or 2.22%, compared to $6.4 million at December 31, 2021. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $0.3 million on June 30, 2022, compared to $1.1 million on December 31, 2021, a decrease of $0.8 million or 74.86%. Consumer loans decreased by $0.2 million, or 7.24% to $1.9 million on June 30, 2022, compared to $2.1 million on December 31, 2021. Automobile loans decreased from $54.2 million on December 31, 2021, to $48.0 million on June 30, 2022, a decrease of $6.2 million or 11.37%.

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

Transactions in the allowance for credit losses for the three months ended June 30, 2022 and the year ended December 31, 2021 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
June 30, 2022	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$5	$11	$1,357	$105	$278	$115	$30	$—	$36	$533	$2,470
Charge-offs	—	—	—	—	—	—	(9)	—	(10)	(88)	(107)
Recoveries	—	—	—	—	—	—	—	—	7	85	92
Release for credit losses	26	10	(124)	(2)	(46)	(5)	1	—	—	(77)	(217)

Balance, end of quarter	$31	$21	$1,233	$103	$232	$110	$22	$—	$33	$453	$2,238

Individually evaluated for impairment:
Balance in allowance	$—	$—	$14	$—	$—	$—	$—	$—	$—	$—	$14
Related loan balance	—	—	35	—	—	—	—	—	—	—	35

Collectively evaluated for impairment:
Balance in allowance	$31	$21	$1,219	$103	$232	$110	$22	$—	$33	$453	$2,224
Related loan balance	4,216	338	80,135	5,370	45,081	9,073	6,255	263	1,939	47,993	200,663

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476
Impact of ASC 326 adoption	16	9	854	63	199	120	(6)	—	46	273	1,574
Charge-offs	—	—	—	—	—	—	—	—	(2)	(251)	(253)
Recoveries	—	—	408	—	—	—	—	—	—	240	648
Release for credit losses	(20)	—	(418)	3	(139)	(72)	(12)	—	(19)	(298)	(975)

Balance, end of the year	$5	$11	$1,357	$105	$278	$115	$30	$—	$36	$533	$2,470

Individually evaluated for impairment:
Balance in allowance	$—	$—	$10	$—	$—	$—	$—	$—	$—	$—	$10
Related loan balance	—	—	36	—	—	—	—	—	—	—	36

Collectively evaluated for impairment:
Balance in allowance	$5	$11	$1,347	$105	$278	$115	$30	$—	$36	$533	$2,460
Related loan balance	4,087	342	78,083	5,428	48,729	10,003	6,397	1,047	2,090	54,150	210,356

	June 30,	June 30,
(dollars in thousands)	2022	2021
Average loans	$204,477	$244,416
Net charge offs to average loans (annualized)	0.01%	(0.25)%

During the six-month period ended June 30, 2022, loans to 8 borrowers and related entities totaling approximately $107,000 were determined to be uncollectible and were charged off. During the six-month period ended June 30, 2021, loans to 12 borrowers and related entities totaling approximately $124,000 were determined to be uncollectible and were charged off.

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

As of June 30, 2022, and 2021, the Bank had outstanding commitments totaling $30.2 million and $31.8 million, respectively. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended
	Ended June 30,
(dollars in thousands)	2022	2021
Beginning balance	$371	$33
Impact of ASC 326 adoption	—	457
Reduction of unfunded reserve	(17)	(13)
Provisions charged to operations	59	—

Ending balance	$413	$477

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the second quarter of 2022.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2022			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,216	$—	$—	$—	$4,216
Farmland	338	—	—	—	338
Single-family residential	80,008	40	12	110	80,170
Multi-family	5,370	—	—	—	5,370
Commercial	45,081	—	—	—	45,081
Total loans secured by real estate	135,013	40	12	110	135,175
Commercial and Industrial
Commercial and industrial	9,073	—	—	—	9,073
SBA guaranty	6,255	—	—	—	6,255
Comm SBA PPP	263	—	—	—	263
Total commercial and industrial loans	15,591	—	—	—	15,591
Consumer Loans
Consumer	1,939	—	—	—	1,939
Automobile	47,644	239	—	110	47,993
Total consumer loans	49,583	239	—	110	49,932

	$200,187	$279	$12	$220	$200,698

At December 31, 2021			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,087	$—	$—	$—	$4,087
Farmland	342	—	—	—	342
Single-family residential	77,981	—	15	123	78,119
Multi-family	5,428	—	—	—	5,428
Commercial	48,729	—	—	—	48,729
Total loans secured by real estate	136,567	—	15	123	136,705
Commercial and Industrial					—
Commercial and industrial	10,003	—	—	—	10,003
SBA guaranty	6,326	—	—	71	6,397
Comm SBA PPP	1,047	—	—	—	1,047
Total commercial and industrial loans	17,376	—	—	71	17,447
Consumer Loans					—
Consumer	2,086	4	—	—	2,090
Automobile	53,655	351	—	144	54,150
Total consumer loans	55,741	355	—	144	56,240

	$209,684	$355	$15	$338	$210,392

The balances in the above charts have not been reduced by the allowance for credit losses. For the period ended June 30, 2022, the allowance for credit loss is $2.2 million. For the period ended December 31, 2021, the allowance for credit loss is $2.5 million.

Non-accrual loans with specific reserves at June 30, 2022 are comprised of:

Single–family residential – One loan to one borrower that totaled $34,876 with specific reserves of $14,068 established for the loan. This loan was also a troubled debt restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2022 and December 31, 2021.

June 30, 2022		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	21	35	1	14	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	21	35	1	14	48
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$21	$35	$1	$14	$48

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	75	75	2	n/a	99
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	75	75	2	—	99
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	110	110	3	n/a	171
Total consumer loans	110	110	3	n/a	171
Total impaired loans with no specific reserve	$185	$185	$5	$—	$270

December 31, 2021		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	26	36	2	10	49
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	26	36	2	10	49
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$26	$36	$2	$10	$49

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	87	87	3	n/a	98
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	87	87	3	—	98
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	71	71	1	n/a	71
Total commercial and industrial loans	71	71	1	—	71
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	143	143	8	n/a	181
Total consumer loans	143	143	8	n/a	181
Total impaired loans with no specific reserve	$301	$301	$12	$—	$350

	June 30,	December 31,
(dollars in thousands)	2022	2021

Troubled debt restructured loans	$35	$36
Non-accrual and 90+ days past due and still accruing loans to average loans	0.11%	0.16%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	964.4%	703.7%

At June 30, 2022, there was one troubled debt restructured loan consisting of a single-family residential loan in the amount of $34,876. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the six months ended June 30, 2022 and 2021.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans	Consumer Loans
	Single-family
(dollars in thousands)	Residential	Commercial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2020	$270	$4,029	$—	$34	$179	$4,512
Transfers into nonaccrual	—	920	—	1	134	1,055
Loans paid down/payoffs	(136)	(496)	—	(1)	(52)	(685)
Loans returned to accrual status	—	(616)	—	(34)	—	(650)
Loans charged off	—	—	—	—	(123)	(123)

June 30, 2021	$134	$3,837	$—	$—	$138	$4,109

December 31, 2021	$123	$—	$71	$—	$144	$338
Transfers into nonaccrual	31	—	—	11	131	173
Loans paid down/payoffs	(44)	—	(61)	(11)	(63)	(179)
Loans returned to accrual status	—	—	—	—	(29)	(29)
Loans charged off	—	—	(10)	—	(73)	(83)

June 30, 2022	$110	$—	$—	$—	$110	$220

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt at June 30, 2022, and December 31, 2021. All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

7 (Doubtful) - A doubtful credit has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded Substandard.  The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on June 30, 2022, and December 31, 2021:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
June 30, 2022	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$4,216	$338	$80,060	$5,370	$45,081	$9,073	$6,255	$263	$1,939	$47,883	$200,478
Special mention	—	—	—	—	—	—	—	—	—	4	4
Substandard	—	—	110	—	—	—	—	—	—	92	202
Doubtful	—	—	—	—	—	—	—	—	—	14	14
Loss	—	—	—	—	—	—	—	—	—	—	—

	$4,216	$338	$80,170	$5,370	$45,081	$9,073	$6,255	$263	$1,939	$47,993	$200,698

Nonaccrual	$—	$—	$110	$—	$—	$—	$—	$—	$—	$110	$220
Troubled debt restructures	$—	$—	$35	$—	$—	$—	$—	$—	$—	$—	$35
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$35	$—	$—	$—	$—	$—	$—	$—	$35
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$4,072	$342	$77,996	$5,428	$45,307	$10,003	$6,326	$1,047	$2,084	$54,006	$206,611
Special mention	15	—	—	—	3,422	—	—	—	6	4	3,447
Substandard	—	—	123	—	—	—	71	—	—	50	244
Doubtful	—	—	—	—	—	—	—	—	—	90	90
Loss	—	—	—	—	—	—	—	—	—	—	—

	$4,087	$342	$78,119	$5,428	$48,729	$10,003	$6,397	$1,047	$2,090	$54,150	$210,392

Nonaccrual	$—	$—	$123	$—	$—	$—	$71	$—	$—	$144	$338
Troubled debt restructures	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

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

Loans. Impaired loans totaled $220,063 with $14,068 of specific reserves as of June 30, 2022. These assets included single-family residential, commercial real estate and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
June 30, 2022
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$17,756	$—	$17,756
Agency mortgage-backed securities	—	58,410	—	58,410
Municipal securities	—	33,990	—	33,990
Corporate securities	—	1,409	—	1,409
U.S. Government agency securities	—	39,356	—	39,356
U.S. Treasury securities	—	6,902	—	6,902
Interest rate swap	—	80	—	80

Non-recurring:
Maryland Financial Bank stock	—	—	—	—
Impaired loans	—	—	206	206
	$—	$157,903	$206	$158,109
December 31, 2021
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$21,688	$—	$21,688
Agency mortgage-backed securities	—	56,189	—	56,189
Municipal securities	—	45,225	—	45,225
Corporate securities	—	1,474	—	1,474
U.S. Government agency securities	—	31,351	—	31,351
U.S. Treasury securities	—	—	—	—
Interest rate swap	—	(442)	—	(442)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	317	317
	$—	$155,485	$320	$155,805

The estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021 are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,140	$2,140	$2,111	$2,111
Interest-bearing deposits in other financial institutions	48,784	48,784	56,434	56,434
Federal funds sold	442	442	3,636	3,636
Investment securities available for sale	157,823	157,823	155,927	155,927
Investments in restricted stock	1,071	1,071	1,062	1,062
Ground rents	131	131	131	131
Loans, less allowance for credit losses	198,460	194,236	207,922	211,541
Accrued interest receivable	1,145	1,145	1,085	1,085
Cash value of life insurance	8,414	8,414	8,338	8,338

Financial liabilities:
Deposits	385,765	384,964	383,247	383,910
Long-term borrowings	10,000	9,993	10,000	9,888
Short-term borrowings	10,000	10,001	10,000	10,000
Accrued interest payable	33	33	11	11
Unrecognized financial instruments:
Commitments to extend credit	30,191	30,191	28,167	28,167
Standby letters of credit	45	45	55	55

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
June 30, 2022	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$51,366	$51,366	$51,366	$—	$—
Loans receivable, net	198,460	194,236	—	—	194,236
Cash value of life insurance	8,414	8,414	—	8,414	—
Financial instruments - Liabilities
Deposits	385,765	384,964	—	384,964	—
Long-term debt	10,000	9,993	—	9,993	—
Short-term debt	10,000	10,001	—	10,001	—

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Total interest income declined $506,000 to $5.9 million for the six-month period ended June 30, 2022, as compared to the same period in 2021. The decrease was driven by lower interest income on loans, partially offset by increases in interest and dividends on securities and interest on deposits with banks and federal funds sold. The Bank’s loan portfolio decreased by $9.5 million or 4.55% during the first six months of 2022. As a result of minimal charge-offs, recoveries on previously charged off loans, reduction in our loan portfolio and strong credit discipline, the Company continued to release portions of its allowance for credit losses in the amount of $217,000 for the six months ended June 30, 2022, and $471,000 for the six months ended June 30, 2021. Shareholder’s equity decreased to $21.3 million on June 30, 2022, a $14.5 million or 40.46% decrease, as compared to $35.7 million on December 31, 2021. The decrease was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $15.4 million on June 30, 2022. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets were 15.90% on June 30, 2022, as compared to 16.03% on December 31, 2021.

Return on average assets for the three- and six-month periods ended June 30, 2022, was 0.29% and 0.25% compared to 0.45% and 0.51% for the three- and six-month periods ended June 30, 2021.  Return on average equity for the three- and six-month periods ended June 30, 2022, was 4.99% and 3.69% compared to 5.51% and 6.10% for the three- and six-month period ended June 30, 2021.  Lower net income and higher average asset balances primarily drove the lower return on average assets.  Lower average equity balance, partially offset by lower net income, primarily drove the higher return on average equity for the three-months ended June 30, 2022.  Lower net income, partially offset by lower average equity balance, primarily drove the lower return on average equity for the six-months ended June 30, 2022.

The book value per share of Bancorp’s common stock was $7.44 on June 30, 2022, as compared to $12.43 per share on June 30, 2021. The decrease primarily resulted from the unrealized losses on the Company’s available for sale securities and the rapid rise in interest rates in the second quarter of 2022.

At June 30, 2022, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 15.13% at June 30, 2022, compared to 15.32% at December 31, 2021.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended June 30, 2022 was $309,000, or $0.11 per basic and diluted common share compared to $480,000, or $0.17 per basic and diluted common share for the same period of 2021. The results for the three-month period ended June 30, 2022, were lower than the same period of 2021 resulting primarily from a $213,000 decrease in net interest income when compared to the same period of 2021. Net income attributable to common stockholders for the six-month period ended June 30, 2022 was $540,000, or $0.19 per basic and diluted common share compared to $1.1 million, or $0.38 per basic and diluted common share for the same period of 2021. The results recorded for the six-month period ended June 30, 2022 were lower than the same period of 2021 resulting primarily from a $410,000 decrease in net interest income and $254,000 decrease in release of credit loss provision, offset by a $142,000 decrease in income tax expense in 2022 when compared to the same period of 2021.

Net Interest Income. The Company’s net interest income for the three-month period ended June 30, 2022 was $2.8 million, as compared to $3.0 million for the same period in 2021, a decrease of $213,000, or 7.07%. The decrease in net interest income was due to lower interest income in the amount of $260,000, offset by lower interest expense in the amount of $47,000. The decrease in interest income was primarily driven by lower interest and fees on loans from a $33.5 million decrease in loan portfolio balances, offset by higher interest and dividends on securities. Although deposit driven excess liquidity fueled average interest-earning asset growth, competitive loan origination pressures as well as a low interest rate environment drove the overall decrease in average interest-earning asset yields. The Company’s net interest income for the six-month period ended June 30, 2022 was $5.5 million, compared to $5.9 million for the same period in 2021, a decrease of $410,000, or 6.96%. The decrease in net interest income was due to lower interest income in the amount of $506,000, offset by lower interest expense in the amount of $96,000. The decrease in interest income was primarily due to lower interest and fees on loans from a decrease in the loan portfolio, partially offset by increases in interest and dividends on securities and interest on deposits with banks and federal funds sold. The decrease in interest expense was due to a decrease in the costs of interest-bearing deposits.

Total interest income for the second quarter of 2022 decreased $260,000, or 7.90% when compared to the same period in 2021, from $3.3 million in 2021 to $3.0 million in 2022. The primary driver of the decrease was a $479,000 decrease in interest and fees on loans due to lower average loan balances, offset by a $96,000 increase in interest and dividends on investment securities and a $123,000 increase in interest on deposits with banks and federal funds sold due to higher average balances. Total interest income decreased $506,000 for the six-month period ended June 30, 2022 when compared to the same period in 2021 from $6.5 million in 2021 to $5.9 million, a decrease of 7.84%. The primary driver of the decrease in total interest income was a decrease of $949,000 in interest and fees on loans, offset by a $289,000 increase on interest and dividends on securities and a $154,000 increase in interest on deposits with banks and federal funds sold due to higher average balances. The decreases can be attributed to a decrease in the loan portfolio and the lower interest rate environment.

Interest expense for the second quarter 2022 decreased $46,000 from $274,000 for the same period in 2021 to $227,000, a decrease of 16.79%. The primary driver for the decrease was a $38,000 decrease in expense on interest-bearing deposits. The decreases for the three-month period ended June 30, 2022 are attributed to the lower interest rate environment and decline in the average balance of time deposits. Interest expense decreased $96,000 for the six-month period ended June 30, 2022 from $557,000 for the same period in 2021 to $461,000 in 2022, a decrease of 17.12%. The decrease was primarily due to a $81,000 decrease in the cost of interest on deposits. The decreases for the three-and six-month periods ended June 30, 2022 can be attributed to maturing times deposits that are renewing at a lower interest rate.

Net interest margin for the three-month period ended June 30, 2022 was 2.61% compared to 2.92% for the three-month period ended June 30, 2021. Higher average balances combined with lower yields on interest-earning assets, and lower cost of funds on interest-bearing liabilities and higher noninterest-bearing deposits were the primary drivers of the results. The yield on interest earning assets decreased by 0.36% from 3.18% for the three-month period ended June 30, 2021 to 2.82% from the same period of 2022 primarily due to lower interest rates. The cost of funds decreased 0.06% from 0.28% for the three-month period ended June 30, 2021 to 0.22% for the same period of 2022 due to a decrease in total time deposits and the renewal of matured time deposits at lower interest rates. Net interest margins for the six-month period ended June 30, 2022 were 2.57% compared to 2.92% for the six-month period ended June 30, 2021. The decrease was primarily due to lower yields on interest earning assets and lower cost of funds resulting from the lower interest rate environment. The yield on interest earning assets decreased by 0.41% from 3.20% for the six-month period ended June 30, 2021 to 2.79% for the same period of 2022. The cost of funds decreased 0.06% from 0.29% for the six-month period ended June 30, 2021 to 0.23% for the same period of 2022 due to a decrease in total time deposits and the renewal of time deposits at a lower interest rates in 2021.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended June 30,
	2022			2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$61,172	$123	0.81%	$23,172	$5	0.09%
Investment securities available for sale	167,651	808	1.93	150,556	706	1.88
Restricted equity securities	1,072	10	3.59	1,062	11	4.00
Total interest-bearing deposits/investments	229,895	941	1.64	174,790	722	1.65

Loans Secured by Real Estate
Construction and land	3,613	25	2.77	753	29	15.54
Farmland	339	4	5.04	349	4	5.01
Single-family residential	77,996	796	4.08	81,427	873	4.29
Multi-family	4,898	68	5.53	6,456	83	5.12
Commercial	46,836	613	5.25	58,719	700	4.77
Total loans secured by real estate	133,682	1,506	4.52	147,704	1,689	4.57
Commercial and Industrial
Commercial and industrial	9,167	74	3.25	7,141	72	4.03
SBA guaranty	6,039	78	5.15	7,376	196	10.62
Comm SBA PPP	530	1	1.00	8,252	21	1.00
Total commercial and industrial loans	15,736	153	3.90	22,769	289	5.08
Consumer Loans
Consumer	2,215	6	1.03	4,813	7	0.58
Automobile	50,000	424	3.39	64,626	583	3.61
Total consumer loans	52,215	430	3.30	69,439	590	3.40
Total loans	201,633	2,089	4.16	239,912	2,568	4.31
Total interest-earning assets	431,528	3,030	2.82	414,702	3,290	3.18

Cash	2,031			2,062
Allowance for credit losses	(2,277)			(2,945)
Market valuation	(17,231)			(1,169)
Other assets	20,246			16,849
Total non-earning assets	2,769			14,797
Total assets	$434,297			$429,499

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$150,539	18	0.05%	$136,647	15	0.05%
Money market	23,950	3	0.05	20,904	3	0.05
Certificates of deposit	59,255	99	0.67	66,555	140	0.84
Total interest-bearing deposits	233,744	120	0.21	224,106	158	0.28

Borrowed Funds:
PPPLF Term Funding	—	—	—	616	1	0.42
Federal Funds Purchased	—	—	—	1	—	—
FHLB advances	20,000	107	2.15	20,000	115	2.32
Total borrowed funds	20,000	107	2.15	20,617	116	2.28
Total interest-bearing liabilities	253,744	227	0.36	244,723	274	0.45

Non-interest-bearing deposits	153,614			147,009
Total cost of funds	407,358	227	0.22	391,732	274	0.28

Other liabilities and accrued expenses	2,036			2,841
Total liabilities	409,394			394,573

Stockholder's equity	24,903			34,926
Total liabilities and equity	$434,297			$429,499
Net interest income		$2,803			$3,016
Yield on earning assets			2.82%			3.18%
Cost of interest-bearing liabilities			0.36%			0.45%
Net interest spread			2.46%			2.73%
Net interest margin			2.61%			2.92%

	Six Months Ended June 30,
	2022			2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$63,004	$149	0.48%	$26,611	$12	0.09%
Investment securities available for sale	161,625	1,520	1.88	134,581	1,211	1.80
Restricted equity securities	1,068	20	3.74	1,121	23	4.17
Total interest-bearing deposits/investments	225,697	1,689	1.50	162,313	1,246	1.54

Loans Secured by Real Estate
Construction and land	3,656	58	3.19	757	53	13.90
Farmland	340	9	5.04	350	9	4.98
Single-family residential	77,890	1,582	4.06	82,004	1,764	4.30
Multi-family	4,930	135	5.48	6,530	163	4.99
Commercial	47,819	1,237	5.22	58,913	1,376	4.67
Total loans secured by real estate	134,635	3,021	4.52	148,554	3,365	4.53
Commercial and Industrial
Commercial and industrial	9,528	150	3.17	6,947	160	4.62
SBA guaranty	6,172	170	5.56	7,662	426	11.13
Comm SBA PPP	673	3	1.00	8,867	44	1.00
Total commercial and industrial loans	16,373	323	3.98	23,476	630	5.36
Consumer Loans
Consumer	2,295	11	0.95	5,255	17	0.65
Automobile	51,174	901	3.52	67,131	1,193	3.55
Total consumer loans	53,469	912	3.44	72,386	1,210	3.34
Total loans	204,477	4,256	4.20	244,416	5,205	4.29
Total interest-earning assets	430,174	5,945	2.79	406,729	6,451	3.20

Cash	2,020			2,111
Allowance for credit losses	(2,356)			(2,984)
Market valuation	(10,635)			(178)
Other assets	18,681			16,472
Total non-earning assets	7,710			15,421
Total assets	$437,884			$422,150

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$147,925	34	0.05%	$133,476	30	0.05%
Money market	23,680	6	0.05	20,578	5	0.05
Certificates of deposit	59,761	204	0.69	67,168	290	0.87
Total interest-bearing deposits	231,366	244	0.21	221,222	325	0.30

Borrowed Funds:
PPPLF Term Funding	—	—	—	589	1	0.42
Federal Funds Purchased	1	—	—	1	—	—
FHLB advances	20,001	217	2.19	20,001	231	2.34
Total borrowed funds	20,002	217	2.19	20,591	232	2.28
Total interest-bearing liabilities	251,368	461	0.37	241,813	557	0.47

Non-interest-bearing deposits	154,700			142,105
Total cost of funds	406,068	461	0.23	383,918	557	0.29

Other liabilities and accrued expenses	2,305			2,733
Total liabilities	408,373			386,651

Stockholder's equity	29,511			35,499
Total liabilities and equity	$437,884			$422,150
Net interest income		$5,484			$5,894
Yield on earning assets			2.79%			3.20%
Cost of interest-bearing liabilities			0.37%			0.47%
Net interest spread			2.42%			2.73%
Net interest margin			2.57%			2.92%

Provision for Credit Losses on Loans.  The Company recognized a release of allowance for credit losses on loans in the amount of $116,000 and $67,000 for the three-month periods ended June 30, 2022 and 2021, respectively.  The increase in the release for the three-month period ended June 30, 2022, compared to the three-month period ended June 30, 2021, is due to a $24.7 million decrease in the reservable balance of the loan portfolio (excluding PPP loans) and an 11% decrease in the current expected credit loss percentage, offset by a $59,000 increase in net charge offs.  The Company recognized a release of allowance for credit losses on loans in the amount of $217,000 and $471,000 for the six-month periods ended June 30, 2022 and 2021, respectively.  The decrease in the release for the six-month period ended June 30, 2022, compared to the six-month period ended June 30, 2021, is due to a $323,000 increase in net charge offs, offset by a $24.7 million decrease in the reservable balance of the loan portfolio (excluding PPP loans) and an 11% decrease in the current expected credit loss percentage.  As of June 30, 2022, the allowance for credit losses represented 1.12% of total loans compared to 1.23% at June 30, 2021.

Noninterest Income. Noninterest income decreased to $260,000 for the three-month period ended June 30, 2022, from $280,000 for the corresponding period in 2021, a decrease of $20,000, or 7.14%. The decrease was primarily due to decreases in other fees and commissions and lower gains on the sale of other real estate. Noninterest income decreased to $514,000 for the six-month period ended June 30, 2022, from $527,000 for the corresponding period in 2021, a decreased of $13,000, or 2.47%. The decrease was primarily due to lower gains on the sale of other real estate.

Noninterest Expenses. Noninterest expenses for the three-month period ended June 30, 2022 and 2021 were $2.83 million and $2.79 million, respectively, an increase of $43,000 or 1.55%.  The increase was driven by decreases in salary and employee benefits, offset by increases in legal, accounting and other professional fees and other expenses. Noninterest expenses decreased from $5.6 million for the six-month period ended June 30, 2021, to $5.6 million for the corresponding period in 2022, a decrease of $2,000. The decrease was driven by decreases in salary and employee benefits cost, data processing and item processing services, FDIC insurance costs, loan collection costs and telephone costs, offset by increases in occupancy and equipment expenses, legal, accounting, and other professional fees.

Income Taxes. During the three-month period ended June 30, 2022, the Company recorded income tax expense of $35,000 compared to $91,000 for the same period in 2021, a $56,000, or 61.54%, decrease. During the six-month period ended June 30, 2022, the Company recorded income tax expense of $56,000 compared to $197,000 expense for the same period in 2021, a $141,000, or 71.57%, decrease. The Company’s annualized effective tax rate at June 30, 2022 was 11.11% compared to 15.83% for the prior year. The decrease in income tax expense was due to lower income before taxes at June 30, 2021, compared to June 30, 2022.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the second quarter of 2022, comprehensive loss, net of tax, totaled $5,759,000 compared to a gain in the amount of $2,172,000 for the same period in 2021. The decrease was due to higher unrealized losses on available for sale securities, offset by higher net unrealized gains on interest rate swaps. For the six months ended June 30, 2022, comprehensive loss, net of tax, totaled $13,936,000 compared to a comprehensive gain, net of tax, in the amount of $277,000 for the same period in 2021. The decrease was due to lower net income and higher unrealized losses on available for sale securities, offset by higher net unrealized gains on interest rate swaps.

FINANCIAL CONDITION

General. The Company’s assets decreased to $429.4 million at June 30, 2022 from $442.1 million at December 31, 2021, a decrease of $12.7 million or 2.87%, primarily due to a $10.8 million decrease in cash and cash equivalents and a $9.5 million decrease and loans, net, offset by a $1.9 million increase in investment securities available for sale and $5.5 million increase in deferred tax assets, net. Loans totaled $198.5 million at June 30, 2022, a decrease of $9.5 million or 4.55%, from $207.9 million at December 31, 2021. The decrease was primarily attributable to decreases in commercial loans, commercial and industrial loans, consumer, and automobile loans, offset by an increase in single-family residential loans. Investment securities available for sale as of June 30, 2022, totaled $157.8 million, an increase of $1.9 million, or 1.22% from $155.9 million on December 31, 2021. Cash and cash equivalents as of June 30, 2022, totaled $51.4 million, a decrease of $10.8 million, or 17.39% from $62.2 million on December 31, 2021 resulting primarily from an increase in investment securities cost basis.

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

At June 30, 2022, impaired loans totaled $0.2 million. Included in the impaired loans total were $0.2 million in loans classified as nonaccrual loans. At June 30, 2022, troubled debt restructurings included in impaired loans totaled $35,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans	$220	$338
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	12	15

Total nonperforming loans	232	353

Real estate acquired through foreclosure	-	-

Total nonperforming assets	$232	$353

Nonperforming assets to total assets	0.05%	0.08%

Deposits as of June 30, 2022, totaled $385.8 million, an increase of $2.6 million, or 0.66% from $383.2 million on December 31, 2021. Demand deposits as of June 30, 2022 totaled $151.7 million, a decrease of $3.9 million, or 2.53% from $155.6 million at December 31, 2021. Interest-bearing checking accounts as of June 30, 2022 totaled $39.5 million, an increase of $2.2 million, or 5.77% from $37.3 million at December 31, 2021. Savings accounts as of June 30, 2022 totaled $111.6 million, an increase of $4.8 million, or 4.46%, from $106.8 million at December 31, 2021. Money market accounts as of June 30, 2022 totaled $24.2 million, an increase of $1.1 million, or 4.79%, from $23.1 million at December 31, 2021. Time deposits under $100,000 totaled $34.1 million on June 30, 2022, a $1.7 million or a 4.74% decrease from $35.8 million at December 31, 2021. Time deposits over $100,000 totaled $24.8 million on June 30, 2022, a $0.1 million, or 0.54% increase from $24.6 million at December 31, 2021.

Deposits on June 30, 2022, and December 31, 2021, were as follows:

	June 30, 2022		December 31, 2021		2022 vs 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$151,679	39.3%	$155,624	40.6%	$(3,945)	(2.5)%

Interest-bearing deposits:
Checking	39,458	10.2%	37,305	9.7%	2,153	5.8%
Savings	111,584	28.9%	106,818	28.0%	4,766	4.5%
Money market	24,210	6.3%	23,103	6.0%	1,107	4.8%
Total interest-bearing checking, savings and money market deposits	175,252	45.4%	167,226	43.7%	8,026	4.8%

Time deposits under $100,000	34,078	8.9%	35,773	9.3%	(1,695)	(4.7)%
Time deposits of $100,000 or more	24,756	6.4%	24,624	6.4%	132	0.5%
Total time deposits	58,834	15.3%	60,397	15.7%	(1,563)	(2.6)%

Total interest-bearing deposits	234,086	60.7%	227,623	59.4%	6,463	2.8%

Total Deposits	$385,765	100.0%	$383,247	100.0%	$2,518	0.7%

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

Future minimum payments of the Bank’s operating leases as of June 30, 2022 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2022	$92
2023	181
2024	161
2025	3
2026	2
Thereafter	—
Total	$439

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

For the six months ended June 30, 2022, the Bank accrued $123,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

MARKET RISK AND INTEREST RATE SENSITIVITY

Our primary market risk is interest rate fluctuation. Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on liabilities. Our interest rate risk represents the level of exposure we have to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Investment Committee (“IC”) oversees our management of interest rate risk. The objective of the management of interest rate risk is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs, and protect us from any material financial consequences associated with changes in interest rate risk.

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

We believe that accepting some level of interest rate risk is necessary in order to achieve realistic profit goals. Management and the Board of Directors have chosen an interest rate risk profile that is consistent with our strategic business plan.

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by our IC. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates. We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we employ. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a current base case and alternative simulations at least once a quarter and report the analysis to the IC and Board of Directors. In addition, more frequent forecasts are produced when the direction or degree of change in interest rates are particularly uncertain to evaluate the impact of balance sheet strategies or when other business conditions so dictate.

The statement of condition is subject to quarterly testing for alternative interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/ - 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determine are impractical in the current rate environment. It is our goal to structure the balance sheet so that net interest-earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At June 30, 2022, the simulation analysis indicated that the Bank is in an asset sensitive position. Management strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2022	(14)%	(7)%	6%	13%
June 30, 2021	(9)%	(6)%	10%	17%

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2022.

					Over 1
			Over 3 to		Through		Over
	0-3 Months		12 Months		5 Years		5 Years		Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—		$—		$—		$—		$2,140
Federal funds and overnight deposits	49,226		—		—		—		49,226
Securities	—		—		23,878		133,945		157,823
Loans	1,143		3,921		39,735		153,661		198,460
Fixed assets	—		—		—		—		3,446
Other assets	—		—		—		—		18,299
Total assets	$50,369		$3,921		$63,613		$287,606		$429,393

Liabilities:
Demand deposit accounts	$—		$—		$—		$—		$151,679
NOW accounts	39,458		—		—		—		39,458
Money market deposit accounts	24,210		—		—		—		24,210
Savings accounts	111,584		—		—		—		111,584
IRA accounts	1,521		6,658		10,651		424		19,254
Certificates of deposit	10,282	0	14,119	0	15,117	0	62	-1	39,580
Long-term borrowings	—		—		10,000		—		10,000
Short-term borrowings	—		10,000		—		—		10,000
Other liabilities	—		—		—		—		2,363
Stockholders’ equity:	—		—		—		—		21,265
Total liabilities and stockholders' equity	$187,055		$30,777		$35,768		$486		$429,393

GAP	$(136,686)		$(26,856)		$27,845		$287,120
Cumulative GAP	$(136,686)		$(163,542)		$(135,697)		$151,423
Cumulative GAP as a % of total assets	(31.83)%		(38.09)%		(31.60)%		35.26%

As shown above, measures of net interest income at risk were less favorable on June 30, 2022 than on June 30, 2021 over a 12-month modeling period. All measures remained within prescribed policy limits in the up and down interest rate scenarios. Given the current rate environment, down shocks may not be meaningful as market rates can only be shocked down to zero.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2022	(19)%	(7)%	5%	8%
June 30, 2021	(37)%	(19)%	9%	6%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2022, totaled $51.4 million, a decrease of $10.8 million, or 17.39% from $62.2 million at December 31, 2021.

As of June 30, 2022, the Bank was permitted to draw on a $109.3 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. At December 31, 2021, there were $10.0 million in short-term borrowings and $10.0 million in long-term borrowings from FHLB. As of June 30, 2022, there were $10.0 million in short-term borrowings and $10.0 million in long-term borrowings. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of June 30, 2022.

The Company’s stockholders’ equity decreased $14.5 million, or 40.46% during the six-month period ended June 30, 2022. The decrease was primarily due to an increase in the after-tax net unrealized holding loss on securities available for sale in the amount of $14.8 million, offset by unrealized market value gains on interest rate swap contracts in the amount of $0.3 million resulting from higher market interest rates.

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

The Bank is subject to the Basel III Capital Rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

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

The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules establish a capital conservation buffer above the regulatory minimum capital requirements. Since 2019, this capital conservation buffer is 2.5% The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. The rules also implemented strict eligibility criteria for regulatory capital instruments.

The rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. The Common Equity Tier 1, Tier 1 and Total Capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2022, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.58%, a Tier 1 risk-based capital ratio of 15.13%, a common equity Tier 1 risk-based capital ratio of 15.13%, and a total risk-based capital ratio of 15.90%. The Company’s capital amounts and ratios at June 30, 2022 and December 31, 2021 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,267	15.13%	$11,087	4.50%	$16,015	6.50%
Total capital	$39,183	15.90%	$19,711	8.00%	$24,639	10.00%
Tier 1 capital	$37,267	15.13%	$14,783	6.00%	$19,711	8.00%
Tier 1 leverage	$37,267	8.58%	$17,383	4.00%	$21,728	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,592	15.32%	$11,044	4.50%	$15,952	6.50%
Total capital	$39,329	16.03%	$19,634	8.00%	$24,542	10.00%
Tier 1 capital	$37,592	15.32%	$14,725	6.00%	$19,634	8.00%
Tier 1 leverage	$37,592	8.40%	$17,910	4.00%	$22,388	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

The Company early adopted ASC 326 during the second fiscal quarter 2021 and based on the application of the modified retrospective method it became effective on January 1, 2021 for all financial assets measured at amortized cost primarily loans receivable and off-balance-sheet credit exposures.  Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a decrease to retained earnings of $1,472,000 as of January 1, 2021 for the cumulative effect of adopting ASC 326.

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

GLEN BURNIE BANCORP
(Registrant)

Date: August 12, 2022	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer