Form 10-Q
period 2022-09-30
GLEN BURNIE BANCORP
filed 2022-11-10
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2022, was 2,865,046.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,572	$2,111
Interest-bearing deposits in other financial institutions	51,597	60,070
Cash and Cash Equivalents	54,169	62,181

Investment securities available for sale, at fair value	144,980	155,927
Restricted equity securities, at cost	1,071	1,062

Loans, net of deferred fees and costs	194,080	210,392
Less: Allowance for credit losses(1)	(2,275)	(2,470)
Loans, net	191,805	207,922

Premises and equipment, net	3,366	3,564
Bank owned life insurance	8,454	8,338
Deferred tax assets, net	9,126	956
Accrued interest receivable	1,253	1,085
Accrued taxes receivable	225	301
Prepaid expenses	517	347
Other assets	660	383
Total Assets	$415,626	$442,066

LIABILITIES
Noninterest-bearing deposits	$149,171	$155,624
Interest-bearing deposits	229,715	227,623
Total Deposits	378,886	383,247

Short-term borrowings	20,000	10,000
Long-term borrowings	—	10,000
Defined pension liability	315	304
Accrued expenses and other liabilities	2,085	2,799
Total Liabilities	401,286	406,350

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,861,615 and 2,853,880 shares as of September 30, 2022 and December 31, 2021, respectively.	2,862	2,854
Additional paid-in capital	10,836	10,759
Retained earnings	23,035	22,977
Accumulated other comprehensive loss	(22,393)	(874)
Total Stockholders' Equity	14,340	35,716

Total Liabilities and Stockholders' Equity	$415,626	$442,066
(1)	Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments – Credit Losses (“ASC 326”), such that the allowance calculation is based on current expected credit loss methodology (“CECL”). Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 5 “Loans Receivable and Allowance for Losses on Loans” for details.

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$2,094	$2,799	$6,351	$8,005
Interest and dividends on securities	943	773	2,435	1,976
Interest on deposits with banks and federal funds sold	271	32	468	75
Total Interest Income	3,308	3,604	9,254	10,056

INTEREST EXPENSE
Interest on deposits	116	148	361	474
Interest on short-term borrowings	147	116	338	349
Interest on long-term borrowings	8	—	34	—
Total Interest Expense	271	264	733	823

Net Interest Income	3,037	3,340	8,521	9,233

Provision (release) for credit losses	39	(122)	(178)	(593)
Net interest income after provision (release)	2,998	3,462	8,699	9,826

NONINTEREST INCOME
Service charges on deposit accounts	37	42	119	119
Other fees and commissions	240	276	596	635
Gain on securities sold/redeemed	—	1	1	1
Gains on sale of OREO	—	—	—	14
Income on life insurance	40	40	116	117
Total Noninterest Income	317	359	832	886

NONINTEREST EXPENSE
Salary and benefits	1,647	1,686	4,783	4,904
Occupancy and equipment expenses	291	306	939	912
Legal, accounting and other professional fees	299	121	884	516
Data processing and item processing services	242	206	703	710
FDIC insurance costs	28	47	83	130
Advertising and marketing related expenses	21	20	64	65
Loan collection costs	4	(30)	(51)	(2)
Telephone costs	35	42	119	173
Other expenses	353	293	1,016	903
Total Noninterest Expenses	2,920	2,691	8,540	8,311

Income before income taxes	395	1,130	991	2,401

Income tax expense	20	242	76	439

NET INCOME	$375	$888	$915	$1,962

Basic and diluted net income per share of common stock	$0.13	$0.31	$0.32	$0.69

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$375	$888	$915	$1,962

Other comprehensive loss:

Net unrealized loss on securities available for sale:
Net unrealized loss on securities during the period	(9,842)	(1,560)	(30,335)	(2,887)
Income tax benefit relating to item above	2,709	428	8,348	795
Reclassification adjustment for gain on sales of securities included in net income	(1)	(1)	(1)	(1)
Net effect on other comprehensive loss	(7,134)	(1,133)	(21,988)	(2,093)

Net unrealized gain on interest rate swaps:
Net unrealized gain on interest rate swap during the period	125	87	647	315
Income tax expense relating to item above	(34)	(24)	(178)	(87)
Net effect on other comprehensive loss	91	63	469	228

Other comprehensive loss	(7,043)	(1,070)	(21,519)	(1,865)

Comprehensive (loss) income	$(6,668)	$(182)	$(20,604)	$97

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2020	$2,842	$10,640	$23,071	$540	$37,093

Net income	—	—	1,962	—	1,962
Cash dividends, $0.30 per share	—	—	(853)	—	(853)
Dividends reinvested under
dividend reinvestment plan	9	91	—	—	100
Transition adjustment pursuant to adoption
of ASU 2016-13	—	—	(1,472)	—	(1,472)
Other comprehensive loss	—	—	—	(1,865)	(1,865)

Balance, September 30, 2021	$2,851	$10,731	$22,708	$(1,325)	$34,965

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2021	$2,854	$10,759	$22,977	$(874)	$35,716

Net income	—	—	915	—	915
Cash dividends, $0.30 per share	—	—	(857)	—	(857)
Dividends reinvested under
dividend reinvestment plan	8	77	—	—	85
Other comprehensive loss	—	—	—	(21,519)	(21,519)

Balance, September 30, 2022	$2,862	$10,836	$23,035	$(22,393)	$14,340

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$915	$1,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	318	323
Amortization, and accretion of investment securities available for sale	528	995
Release for credit losses	(178)	(593)
Gain on disposals of assets, net	—	(14)
Increase in cash surrender value of bank owned life insurance	(116)	(117)
Loss on write-down of MFB stock	2	—
Increase in ground rents	—	4
Increase in accrued interest receivable	(167)	(2)
Net increase in other assets	(166)	(121)
Net (increase) decrease in accrued expenses and other liabilities	(153)	439

Net cash provided by operating activities	983	2,876

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	11,624	20,244
Proceeds from sales of available for sale debt securities	1	—
Purchases of investment securities available for sale	(31,540)	(72,904)
Net (purchase) sale of Federal Home Loan Bank stock	(11)	137
Net decrease in loans	16,295	29,431
Proceeds from sale of real estate acquired through foreclosure	—	589
Purchases of premises and equipment	(231)	(225)

Net cash used in investing activities	(3,862)	(22,728)

Cash flows from financing activities:
Net (decrease) increase in deposits	(4,361)	24,889
Increase (decrease) in short term borrowings	10,000	(9,913)
Decrease in long term borrowings	(10,000)	—
Cash dividends paid	(857)	(853)
Common stock dividends reinvested	85	100

Net cash (used in) provided by financing activities	(5,133)	14,223

Net decrease in cash and cash equivalents	(8,012)	(5,629)

Cash and cash equivalents at beginning of period	62,181	37,093

Cash and cash equivalents at end of period	$54,169	$31,464

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$684	$824
Net income taxes paid	—	415
Net decrease in unrealized depreciation on available for sale securities	(30,335)	(2,887)
Net decrease in unrealized depreciation on swaps	646	315

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2022 and December 31, 2021, the results of operations for the three- and nine-month periods ended September 30, 2022 and 2021, and the statements of cash flows for the nine-month period ended September 30, 2022 and 2021. The operating results for the three- and nine-month periods ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022, or any future interim period. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2022. The unaudited consolidated financial statements for September 30, 2022 and 2021, the consolidated balance sheet at December 31, 2021, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2021 and September 30, 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $30.5 million on September 30, 2022. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic and diluted earnings per share:
Net income	$375,009	$888,440	$915,274	$1,962,090
Weighted average common shares outstanding	2,860,352	2,850,124	2,857,759	2,847,042
Basic and dilutive net income per share	$0.13	$0.31	$0.32	$0.69

Diluted earnings per share calculations were not required for the three- and nine-month periods ended September 30, 2022 and 2021, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at September 30, 2022 or December 31, 2021. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at September 30, 2022 or December 31, 2021.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at September 30, 2022 and December 31, 2021:

	At September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$18,295	$16	$(2,124)	$16,187
Agency mortgage-backed securities	60,630	—	(7,404)	53,226
Municipal securities	43,121	5	(12,272)	30,854
Corporate Securities	1,559	—	(160)	1,399
U.S. Government agency securities	45,483	1	(8,949)	36,535
U.S. Treasury securities	6,992	—	(213)	6,779

Total securities available for sale	$176,080	$22	$(31,122)	$144,980

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$21,730	$169	$(211)	$21,688
Agency mortgage-backed securities	56,252	356	(419)	56,189
Municipal securities	44,594	811	(180)	45,225
Corporate Securities	1,500	—	(26)	1,474
U.S. Government agency securities	32,616	4	(1,269)	31,351

Total securities available for sale	$156,692	$1,340	$(2,105)	$155,927

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021 are as follows:

September 30, 2022	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$9,719	$(658)	$4,375	$(1,466)	$14,094	$(2,124)
Agency mortgage-backed securities	46,341	(5,622)	6,761	(1,782)	53,102	(7,404)
Municipal securities	17,838	(6,226)	12,256	(6,046)	30,094	(12,272)
Corporate Securities	58	(1)	1,340	(159)	1,398	(160)
U.S. Government agency securities	16,502	(1,101)	19,734	(7,848)	36,236	(8,949)
U.S. Treasury securities	6,779	(213)	—	—	6,779	(213)
	$97,237	$(13,821)	$44,466	$(17,301)	$141,703	$(31,122)

December 31, 2021	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$7,917	$(194)	$876	$(17)	$8,793	$(211)
Agency mortgage-backed securities	42,109	(414)	197	(5)	42,306	(419)
Municipal securities	18,603	(180)	—	—	18,603	(180)
Corporate Securities	1,474	(26)	—	—	1,474	(26)
U.S. Government agency securities	13,976	(420)	15,942	(849)	29,918	(1,269)
U.S. Treasury securities	—	—	—	—	—	—
	$84,079	$(1,234)	$17,015	$(871)	$101,094	$(2,105)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of September 30, 2022. As of September 30, 2022, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At September 30, 2022, the Company recorded unrealized losses in its portfolio of debt securities totaling $31,122,000 related to 246 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

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

Shown below are contractual maturities of debt securities at September 30, 2022. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2022

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$—	$—	—%
Over one to five years	24,517	23,656	2.37%
Over five to ten years	39,149	34,674	1.90%
Over ten years	112,414	86,650	2.23%
Total debt securities	$176,080	$144,980

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30,		December 31,
	2022		2021
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$5,362	3	$4,087	2
Farmland	336	—	342	—
Single-family residential	80,134	40	78,119	37
Multi-family	5,337	3	5,428	3
Commercial	44,431	23	48,729	23
Total loans secured by real estate	135,600		136,705
Commercial and Industrial
Commercial and industrial	8,859	5	10,003	5
SBA guaranty	6,203	3	6,397	3
Comm SBA PPP	-	—	1,047	—
Total commercial and industrial loans	15,062		17,447
Consumer Loans
Consumer	1,523	1	2,090	1
Automobile	41,895	22	54,150	26
Total consumer loans	43,418		56,240

Loans, net of deferred fees and costs	194,080	100	210,392	100
Less: Allowance for credit losses	(2,275)		(2,470)
Loans, net	$191,805		$207,922

The Bank’s net loans totaled $191.8 million on September 30, 2022, compared to $207.9 million on December 31, 2021, a decrease of $16.1 million, or 7.75%. Construction and land loans increased from $4.1 million on December 31, 2021, to $5.4 million on September 30, 2022, an increase of $1.3 million, or 31.19%. Farmland loans were $0.3 million at September 30, 2022 and December 31, 2021. Single-family residential loans increased from $78.1 million on December 31, 2021, to $80.1 million on September 30, 2022, an increase of $2.0 million, or 2.58%. Multi-family residential loans were $5.3 million on September 30, 2022 and $5.4 million on December 31, 2021 a decrease of $0.1 million or 1.67%. Commercial real estate loans decreased $4.3 million, or 8.82%, to $44.4 million on September 30, 2022 compared to $48.7 million on December 31, 2021. Commercial and industrial loans decreased by $1.1 million, or 11.44%, to $8.9 million on September 30, 2022, compared to $10.0 million on December 31, 2021. SBA guaranty loans were $6.2 million on September 30, 2022, a decrease of $0.2 million, or 3.04%, compared to $6.4 million at December 31, 2021. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $0 on September 30, 2022, compared to $1.0 million on December 31, 2021, a decrease of $1.0 million or 100.00%. Consumer loans decreased by $0.6 million, or 27.13% to $1.5 million on September 30, 2022, compared to $2.1 million on December 31, 2021. Automobile loans decreased from $54.2 million on December 31, 2021, to $41.9 million on September 30, 2022, a decrease of $12.3 million or 22.63%.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2022 and the year ended December 31, 2021 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
September 30, 2022	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$5	$11	$1,357	$105	$278	$115	$30	$—	$36	$533	$2,470
Charge-offs	—	—	—	—	—	—	(9)	—	(10)	(132)	(151)
Recoveries	—	—	—	—	—	—	—	—	7	127	134
Release (provision) for credit losses	45	9	(119)	(4)	(57)	105	—	—	(9)	(148)	(178)

Balance, end of quarter	$50	$20	$1,238	$101	$221	$220	$21	$—	$24	$380	$2,275

Individually evaluated for impairment:
Balance in allowance	$—	$—	$18	$—	$109	$—	$—	$—	$—	$—	$127
Related loan balance	—	—	35	—	499	—	—	—	—	—	534

Collectively evaluated for impairment:
Balance in allowance	$50	$20	$1,220	$101	$112	$220	$21	$—	$24	$380	$2,148
Related loan balance	5,362	336	80,099	5,337	43,932	8,859	6,203	—	1,523	41,895	193,546

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$9	$2	$513	$39	$218	$67	$48	$—	$11	$569	$1,476
Impact of ASC 326 adoption	16	9	854	63	199	120	(6)	—	46	273	1,574
Charge-offs	—	—	—	—	—	—	—	—	(2)	(251)	(253)
Recoveries	—	—	408	—	—	—	—	—	—	240	648
Release (provision) for credit losses	(20)	—	(418)	3	(139)	(72)	(12)	—	(19)	(298)	(975)

Balance, end of the year	$5	$11	$1,357	$105	$278	$115	$30	$—	$36	$533	$2,470

Individually evaluated for impairment:
Balance in allowance	$—	$—	$10	$—	$—	$—	$—	$—	$—	$—	$10
Related loan balance	—	—	36	—	—	—	—	—	—	—	36

Collectively evaluated for impairment:
Balance in allowance	$5	$11	$1,347	$105	$278	$115	$30	$—	$36	$533	$2,460
Related loan balance	4,087	342	78,083	5,428	48,729	10,003	6,397	1,047	2,090	54,150	210,356

	September 30,	September 30,
(dollars in thousands)	2022	2021
Average loans	$197,199	$239,492
Net charge offs to average loans (annualized)	0.00%	(0.19)%

During the nine-month period ended September 30, 2022, loans to 14 borrowers and related entities totaling approximately $151,000 were determined to be uncollectible and were charged off. During the nine-month period ended September 30, 2021, loans to 20 borrowers and related entities totaling approximately $193,000 were determined to be uncollectible and were charged off.

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

As of September 30, 2022, and 2021, the Bank had outstanding commitments totaling $30.5 million and $30.6 million, respectively. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended
	Ended September 30,
(dollars in thousands)	2022	2021
Beginning balance	$371	$33
Impact of ASC 326 adoption	—	457
Reduction of unfunded reserve	(76)	(34)
Provisions charged to operations	174	—

Ending balance	$469	$456

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the third quarter of 2022.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At September 30, 2022			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$5,362	$—	$—	$—	$5,362
Farmland	336	—	—	—	336
Single-family residential	79,811	204	11	108	80,134
Multi-family	5,337	—	—	—	5,337
Commercial	44,431	—	—	—	44,431
Total loans secured by real estate	135,277	204	11	108	135,600
Commercial and Industrial
Commercial and industrial	8,360	499	—	—	8,859
SBA guaranty	6,203	—	—	—	6,203
Comm SBA PPP	—	—	—	—	—
Total commercial and industrial loans	14,563	499	—	—	15,062
Consumer Loans
Consumer	1,439	84	—	—	1,523
Automobile	41,636	184	—	75	41,895
Total consumer loans	43,075	268	—	75	43,418

	$192,915	$971	$11	$183	$194,080

At December 31, 2021			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,087	$—	$—	$—	$4,087
Farmland	342	—	—	—	342
Single-family residential	77,981	—	15	123	78,119
Multi-family	5,428	—	—	—	5,428
Commercial	48,729	—	—	—	48,729
Total loans secured by real estate	136,567	—	15	123	136,705
Commercial and Industrial					—
Commercial and industrial	10,003	—	—	—	10,003
SBA guaranty	6,326	—	—	71	6,397
Comm SBA PPP	1,047	—	—	—	1,047
Total commercial and industrial loans	17,376	—	—	71	17,447
Consumer Loans					—
Consumer	2,086	4	—	—	2,090
Automobile	53,655	351	—	144	54,150
Total consumer loans	55,741	355	—	144	56,240

	$209,684	$355	$15	$338	$210,392

The balances in the above charts have not been reduced by the allowance for credit losses. For the period ended September 30, 2022, the allowance for credit loss is $2.3 million. For the period ended December 31, 2021, the allowance for credit loss is $2.5 million.

Non-accrual loans with specific reserves at September 30, 2022 are comprised of:

Single–family residential – One loan to one borrower that totaled $34,476 with specific reserves of $17,655 established for the loan. This loan was also a troubled debt restructured loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2022 and December 31, 2021.

September 30, 2022		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	17	35	1	18	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	17	35	1	18	48
Commercial and Industrial
Commercial and industrial	390	499	19	109	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	390	499	19	109	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$407	$534	$20	$127	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	73	73	1	n/a	80
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	73	73	1	—	80
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	75	75	4	n/a	95
Total consumer loans	75	75	4	n/a	95
Total impaired loans with no specific reserve	$148	$148	$5	$—	$175

December 31, 2021		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	26	36	2	10	49
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	26	36	2	10	49
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$26	$36	$2	$10	$49

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	87	87	3	n/a	98
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	87	87	3	—	98
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	71	71	1	n/a	71
Total commercial and industrial loans	71	71	1	—	71
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	143	143	8	n/a	181
Total consumer loans	143	143	8	n/a	181
Total impaired loans with no specific reserve	$301	$301	$12	$—	$350

	September 30,	December 31,
(dollars in thousands)	2022	2021

Troubled debt restructured loans	$34	$36
Non-accrual and 90+ days past due and still accruing loans to average loans	0.10%	0.16%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	1,171.4%	703.7%

At September 30, 2022, there was one troubled debt restructured loan consisting of a single-family residential loan in the amount of $34,476. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the nine months ended September 30, 2022 and 2021.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans	Consumer Loans
	Single-family
(dollars in thousands)	Residential	Commercial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2020	$270	$4,029	$—	$34	$179	$4,512
Transfers into nonaccrual	—	920	71	1	204	1,196
Loans paid down/payoffs	(138)	(1,881)	—	(1)	(68)	(2,088)
Loans returned to accrual status	—	(616)	—	(34)	—	(650)
Loans charged off	—	—	—	—	(189)	(189)

September 30, 2021	$132	$2,452	$71	$—	$126	$2,781

December 31, 2021	$123	$—	$71	$—	$144	$338
Transfers into nonaccrual	31	—	—	11	151	193
Loans paid down/payoffs	(46)	—	(61)	(11)	(73)	(191)
Loans returned to accrual status	—	—	—	—	(29)	(29)
Loans charged off	—	—	(10)	—	(118)	(128)

September 30, 2022	$108	$—	$—	$—	$75	$183

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt at September 30, 2022, and December 31, 2021. All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

7 (Doubtful) - A doubtful credit has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded Substandard.  The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on September 30, 2022, and December 31, 2021:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
September 30, 2022	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$5,362	$336	$80,026	$5,337	$44,431	$8,360	$6,203	$—	$1,523	$41,820	$193,398
Special mention	—	—	—	—	—	499	—	—	—	—	499
Substandard	—	—	108	—	—	—	—	—	—	71	179
Doubtful	—	—	—	—	—	—	—	—	—	4	4
Loss	—	—	—	—	—	—	—	—	—	—	—

	$5,362	$336	$80,134	$5,337	$44,431	$8,859	$6,203	$—	$1,523	$41,895	$194,080

Nonaccrual	$—	$—	$108	$—	$—	$—	$—	$—	$—	$75	$183
Troubled debt restructures	$—	$—	$34	$—	$—	$—	$—	$—	$—	$—	$34
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$34	$—	$—	$—	$—	$—	$—	$—	$34
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$4,072	$342	$77,996	$5,428	$45,307	$10,003	$6,326	$1,047	$2,084	$54,006	$206,611
Special mention	15	—	—	—	3,422	—	—	—	6	4	3,447
Substandard	—	—	123	—	—	—	71	—	—	50	244
Doubtful	—	—	—	—	—	—	—	—	—	90	90
Loss	—	—	—	—	—	—	—	—	—	—	—

	$4,087	$342	$78,119	$5,428	$48,729	$10,003	$6,397	$1,047	$2,090	$54,150	$210,392

Nonaccrual	$—	$—	$123	$—	$—	$—	$71	$—	$—	$144	$338
Troubled debt restructures	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

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

Loans. Impaired loans totaled $682,614 with $127,108 of specific reserves as of September 30, 2022. These assets included single-family residential, commercial real estate and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
September 30, 2022
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$16,187	$—	$16,187
Agency mortgage-backed securities	—	53,226	—	53,226
Municipal securities	—	30,854	—	30,854
Corporate securities	—	1,399	—	1,399
U.S. Government agency securities	—	36,535	—	36,535
U.S. Treasury securities	—	6,779	—	6,779
Interest rate swap	—	205	—	205

Non-recurring:
Maryland Financial Bank stock	—	—	—	—
Impaired loans	—	—	555	555
	$—	$145,185	$555	$145,740
December 31, 2021
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$21,688	$—	$21,688
Agency mortgage-backed securities	—	56,189	—	56,189
Municipal securities	—	45,225	—	45,225
Corporate securities	—	1,474	—	1,474
U.S. Government agency securities	—	31,351	—	31,351
U.S. Treasury securities	—	—	—	—
Interest rate swap	—	(442)	—	(442)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	317	317
	$—	$155,485	$320	$155,805

The estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021 are summarized in the following table. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,572	$2,572	$2,111	$2,111
Interest-bearing deposits in other financial institutions	50,245	50,245	56,434	56,434
Federal funds sold	1,352	1,352	3,636	3,636
Investment securities available for sale	144,980	144,980	155,927	155,927
Investments in restricted stock	1,071	1,071	1,062	1,062
Ground rents	131	131	131	131
Loans, less allowance for credit losses	191,805	187,248	207,922	211,541
Accrued interest receivable	1,253	1,253	1,085	1,085
Cash value of life insurance	8,454	8,454	8,338	8,338

Financial liabilities:
Deposits	378,886	316,406	383,247	383,910
Long-term borrowings	—	—	10,000	9,888
Short-term borrowings	20,000	19,896	10,000	10,000
Accrued interest payable	60	60	11	11
Unrecognized financial instruments:
Commitments to extend credit	30,494	30,494	28,167	28,167
Standby letters of credit	45	45	55	55

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
September 30, 2022	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$54,169	$54,169	$54,169	$—	$—
Loans receivable, net	191,805	187,248	—	—	187,248
Cash value of life insurance	8,454	8,454	—	8,454	—
Financial instruments - Liabilities
Deposits	378,886	316,406	—	316,406	—
Long-term debt	—	—	—	—	—
Short-term debt	20,000	19,896	—	19,896	—

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

		CECL
	December 31, 2020	Adoption Impact	January 1, 2021
(dollars in thousands)
Allowance for credit losses:
Loans Secured by Real Estate
Construction and land	$9	$17	$26
Farmland	2	9	11
Single-family residential	513	853	1,366
Multi-family	39	63	102
Commercial	218	199	417
Total loans secured by real estate	781	1,141	1,922
Commercial and Industrial
Commercial and industrial	67	120	187
SBA guaranty	48	(6)	42
Total commercial and industrial loans	115	114	229
Consumer Loans
Consumer	11	46	57
Automobile	569	273	842
Total consumer loans	580	319	899
Total allowance for credit losses	1,476	1,574	3,050
Reserve for unfunded commitments	33	457	490
Total allowance for credit losses	$1,509	$2,031	$3,540

Retained earnings
Total pre-tax impact		$2,031
Tax effect		(559)
Decrease to retained earnings		$1,472

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Total interest income declined $802,000 to $9.3 million for the nine-month period ended September 30, 2022, as compared to the same period in 2021. The decrease was driven by lower interest income on loans, partially offset by increases in interest and dividends on securities and interest on deposits with banks and federal funds sold. The Bank’s loan portfolio decreased by $16.1 million or 7.75% during the first nine months of 2022. As a result of minimal charge-offs, recoveries on previously charged off loans, reduction in our loan portfolio and strong credit discipline, the Company continued to release portions of its allowance for credit losses in the amount of $178,000 for the nine months ended September 30, 2022. Shareholder’s equity decreased to $14.3 million on September 30, 2022, a $21.4 million or 59.85% decrease, as compared to $35.7 million on December 31, 2021. The decrease was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $22.5 million on September 30, 2022. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets were 16.16% on September 30, 2022, as compared to 16.03% on December 31, 2021.

Return on average assets for the three- and nine-month periods ended September 30, 2022, was 0.35% and 0.28% compared to 0.81% and 0.62% for the three- and nine-month periods ended September 30, 2021.  Return on average equity for the three- and nine-month periods ended September 30, 2022, was 6.76% and 4.53% compared to 9.56% and 7.30% for the three- and nine-month period ended September 30, 2021.  Lower net income and lower average asset balances primarily drove the lower return on average assets comparing quarterly changes.  Lower net income and higher average asset balances primarily drove the lower return on average assets comparing year-to-date changes.  Lower net income and a lower average equity balance, primarily drove the lower return on average equity comparing quarterly and year-to-date changes.

The book value per share of Bancorp’s common stock was $5.01 on September 30, 2022, as compared to $12.26 per share on September 30, 2021. The decrease primarily resulted from the unrealized losses on the Company’s available for sale securities and the rapid rise in interest rates in 2022.

At September 30, 2022, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 15.34% at September 30, 2022, compared to 15.32% at December 31, 2021.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended September 30, 2022 was $375,000, or $0.13 per basic and diluted common share compared to $888,000, or $0.31 per basic and diluted common share for the same period of 2021. The results for the three-month period ended September 30, 2022, were lower than the same period of 2021 resulting primarily from $303,000 lower net interest income, a $161,000 lower release of allowance for loan losses and $229,000 higher noninterest expense when compared to the same period of 2021. Net income attributable to common stockholders for the nine-month period ended September 30, 2022 was $915,000, or $0.32 per basic and diluted common share compared to $2.0 million, or $0.69 per basic and diluted common share for the same period of 2021. The results recorded for the nine-month period ended September 30, 2022 were lower than the same period of 2021 resulting primarily from a $712,000 decrease in net interest income and $415,000 decrease in release of credit loss provision, and a $229,000 increase in noninterest expenses in 2022 when compared to the same period of 2021.

Net Interest Income. The Company’s net interest income for the three-month period ended September 30, 2022 was $3.0 million, as compared to $3.3 million for the same period in 2021, a decrease of $303,000, or 9.06%. The decrease in net interest income was due to lower interest income in the amount of $296,000. The decrease in interest income was primarily driven by lower interest and fees on loans resulting from a $30.6 million year-over-year decrease in loan portfolio balances, offset by higher interest and dividends on securities, and interest on deposits with banks and fed funds sold. Although deposit driven excess liquidity fueled average interest-earning asset growth, competitive loan origination pressures as well as a low interest rate environment drove the overall decrease in average interest-earning asset yields. The Company’s net interest income for the nine-month period ended September 30, 2022 was $8.5 million, compared to $9.2 million for the same period in 2021, a decrease of $712,000, or 7.71%. The decrease in net interest income was due to lower interest income in the amount of $802,000, offset by lower interest expense in the amount of $90,000. The decrease in interest income was primarily due to lower interest and fees on loans resulting from a decrease in the loan portfolio, partially offset by increases in interest and dividends on securities and interest on deposits with banks and federal funds sold. The decrease in interest expense was due to a decrease in the costs of interest-bearing deposits.

Total interest income for the third quarter of 2022 decreased $296,000, or 8.20% when compared to the same period in 2021, from $3.6 million in 2021 to $3.3 million in 2022. The primary driver of the decrease was a $705,000 decrease in interest and fees on loans due to lower average loan balances, offset by a $170,000 increase in interest and dividends on investment securities and a $239,000 increase in interest on deposits with banks and federal funds sold due to higher interest rates and average balances. Total interest income decreased $802,000 for the nine-month period ended September 30, 2022 when compared to the same period in 2021, from $10.1 million in 2021 to $9.3 million, a decrease of 7.98%. The primary driver of the decrease in total interest income was a decrease of $1.7 million in interest and fees on loans, offset by a $459,000 increase on interest and dividends on securities and a $393,000 increase in interest on deposits with banks and federal funds sold due to higher average balances. The overall decrease can be attributed to a decrease in the loan portfolio.

Interest expense for the third quarter 2022 increased $7,000 from $264,000 for the same period in 2021 to $271,000, an increase of 2.65%. The primary driver for the increase was a $39,000 net increase in interest expense on borrowings, offset by a $32,000 decrease in expense on interest-bearing deposits. The decrease in interest on deposits for the three-month period ended September 30, 2022 is attributed to the decline in the average balance of time deposits. Interest expense decreased $90,000 for the nine-month period ended September 30, 2022 from $823,000 for the same period in 2021 to $733,000 in 2022, a decrease of 10.94%. The decrease was primarily due to a $113,000 decrease in the cost of interest on deposits. The decreases for the three-and nine-month periods ended September 30, 2022 can be attributed to maturing times deposits that are renewing at a lower interest rate.

Net interest margin for the three-month period ended September 30, 2022 was 2.83% compared to 3.22% for the three-month period ended September 30, 2021. Higher average balances combined with lower yields on interest-earning assets, and lower cost of funds on interest-bearing liabilities and higher noninterest-bearing deposits were the primary drivers of the results. The yield on interest earning assets decreased by 0.38% from 3.47% for the three-month period ended September 30, 2021 to 3.09% from the same period of 2022 due to lower interest income on average loan balances. The cost of funds was unchanged at 0.27% for the three-month period ended September 30, 2021 and September 30, 2022. Net interest margin for the nine-month period ended September 30, 2022 were 2.66% compared to 3.01% for the nine-month period ended September 30, 2021. The decrease was primarily due to lower average yields and higher average balances on interest-earning assets combined with higher average interest-bearing funds, higher average noninterest-bearing funds, and lower cost of funds. The yield on interest earning assets decreased by 0.39% from 3.28% for the nine-month period ended September 30, 2021 to 2.89% for the same period of 2022. The cost of funds decreased 0.04% from 0.28% for the nine-month period ended September 30, 2021 to 0.24% for the same period of 2022 due to a decrease in total time deposits and the renewal of time deposits at lower interest rates in 2021.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended September 30,
	2022			2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$49,176	$241	1.94%	$24,447	$8	0.14%
Investment securities available for sale	177,824	956	2.15	160,903	787	1.98
Restricted equity securities	1,071	17	6.31	1,062	10	3.63
Total interest-bearing deposits/investments	228,071	1,214	2.13	186,412	805	1.73

Loans Secured by Real Estate
Construction and land	4,855	39	3.19	3,844	36	3.81
Farmland	337	4	5.04	346	4	5.10
Single-family residential	79,896	823	4.12	78,539	834	4.25
Multi-family	4,889	68	5.56	5,221	76	5.79
Commercial	45,208	588	5.16	57,250	989	6.93
Total loans secured by real estate	135,185	1,522	4.47	145,200	1,939	5.36
Commercial and Industrial
Commercial and industrial	8,921	82	3.63	9,566	79	3.30
SBA guaranty	6,016	96	6.30	7,855	197	10.07
Comm SBA PPP	274	—	—	3,548	11	1.22
Total commercial and industrial loans	15,211	178	4.63	20,969	287	5.49
Consumer Loans
Consumer	1,907	7	1.47	2,473	7	1.12
Automobile	44,896	387	3.41	61,003	566	3.72
Total consumer loans	46,803	394	3.34	63,476	573	3.62
Total loans	197,199	2,094	4.21	229,645	2,799	4.89
Total interest-earning assets	425,270	3,308	3.09	416,057	3,604	3.47

Cash	2,345			2,284
Allowance for credit losses	(2,221)			(2,769)
Market valuation	(21,370)			870
Other assets	21,846			16,370
Total non-earning assets	600			16,755
Total assets	$425,870			$432,812

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$151,153	18	0.05%	$140,103	16	0.05%
Money market	24,534	3	0.05	22,234	3	0.05
Certificates of deposit	56,586	95	0.66	64,933	129	0.79
Total interest-bearing deposits	232,273	116	0.20	227,270	148	0.26

Borrowed Funds:
PPPLF Term Funding	—	—	—	56	—	—
Federal Funds Purchased	—	—	—	—	—	—
FHLB advances	20,000	155	3.07	20,000	116	2.31
Total borrowed funds	20,000	155	3.07	20,056	116	2.32
Total interest-bearing liabilities	252,273	271	0.43	247,326	264	0.42

Non-interest-bearing deposits	149,561			145,741
Total cost of funds	401,834	271	0.27	393,067	264	0.27

Other liabilities and accrued expenses	1,995			2,888
Total liabilities	403,829			395,955

Stockholder's equity	22,041			36,857
Total liabilities and equity	$425,870			$432,812
Net interest income		$3,037			$3,340
Yield on earning assets			3.09%			3.47%
Cost of interest-bearing liabilities			0.43%			0.42%
Net interest spread			2.66%			3.05%
Net interest margin			2.83%			3.22%

	Nine Months Ended September 30,
	2022			2021
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$58,395	$389	0.89%	$25,889	$20	0.11%
Investment securities available for sale	167,025	2,477	1.98	143,354	1,998	1.86
Restricted equity securities	1,069	37	4.59	1,102	33	3.98
Total interest-bearing deposits/investments	226,489	2,903	1.70	170,345	2,051	1.61

Loans Secured by Real Estate
Construction and land	4,056	97	3.19	3,502	88	3.35
Farmland	339	13	5.04	348	13	5.04
Single-family residential	78,558	2,404	4.08	80,182	2,595	4.31
Multi-family	4,916	203	5.47	5,435	238	5.84
Commercial	46,949	1,825	5.20	56,880	2,371	5.57
Total loans secured by real estate	134,818	4,542	4.50	146,347	5,305	4.85
Commercial and Industrial
Commercial and industrial	9,326	232	3.32	9,480	233	3.28
SBA guaranty	6,120	266	5.80	7,987	629	10.52
Comm SBA PPP	540	4	0.92	6,841	55	1.07
Total commercial and industrial loans	15,986	502	4.20	24,308	917	5.04
Consumer Loans
Consumer	2,165	18	1.10	2,639	23	1.17
Automobile	49,082	1,289	3.50	66,199	1,760	3.54
Total consumer loans	51,247	1,307	3.41	68,838	1,783	3.46
Total loans	202,051	6,351	4.20	239,493	8,005	4.47
Total interest-earning assets	428,540	9,254	2.89	409,838	10,056	3.28

Cash	2,128			2,169
Allowance for credit losses	(2,311)			(2,912)
Market valuation	(14,214)			171
Other assets	19,736			16,484
Total non-earning assets	5,339			15,912
Total assets	$433,879			$425,750

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$149,001	52	0.05%	$135,685	46	0.05%
Money market	23,965	9	0.05	21,130	8	0.05
Certificates of deposit	58,702	300	0.68	66,423	420	0.85
Total interest-bearing deposits	231,668	361	0.21	223,238	474	0.28

Borrowed Funds:
PPPLF Term Funding	—	—	—	411	1	0.44
Federal Funds Purchased	1	—	—	1	—	—
FHLB advances	20,000	372	2.48	20,000	348	2.32
Total borrowed funds	20,001	372	2.48	20,412	349	2.29
Total interest-bearing liabilities	251,669	733	0.39	243,650	823	0.45

Non-interest-bearing deposits	152,987			143,317
Total cost of funds	404,656	733	0.24	386,967	823	0.28

Other liabilities and accrued expenses	2,232			2,852
Total liabilities	406,888			389,819

Stockholder's equity	26,991			35,931
Total liabilities and equity	$433,879			$425,750
Net interest income		$8,521			$9,233
Yield on earning assets			2.89%			3.28%
Cost of interest-bearing liabilities			0.39%			0.45%
Net interest spread			2.50%			2.83%
Net interest margin			2.66%			3.01%

Provision for Credit Losses on Loans.  The Company recognized a provision for credit losses on loans in the amount of $39,000 and a release of credit losses of $122,000 for the three-month periods ended September 30, 2022 and 2021, respectively.  The increase in the allowance for the three-month period ended September 30, 2022, compared to the three-month period ended September 30, 2021, is due to a $350,000 increase in net charge offs, offset by a $29.4 million decrease in the reservable balance of the loan portfolio (excluding PPP loans) and an 0.07% decrease in the current expected credit loss percentage.  The Company recognized a release of allowance for credit losses on loans in the amount of $178,000 and $593,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.  The decrease in the release for the nine-month period ended September 30, 2022, compared to the nine-month period ended September 30, 2021, is due to a $350,000 increase in net charge offs, offset by a $29.4 million decrease in the reservable balance of the loan portfolio (excluding PPP loans) and an 0.07% decrease in the current expected credit loss percentage.  As of September 30, 2022, the allowance for credit losses represented 1.17% of total loans compared to 1.24% at September 30, 2021.

Noninterest Income. Noninterest income decreased to $317,000 for the three-month period ended September 30, 2022, from $359,000 for the corresponding period in 2021, a decrease of $42,000, or 11.70%. The decrease was primarily due to decreases in other fees and commissions. Noninterest income decreased to $832,000 for the nine-month period ended September 30, 2022, from $886,000 for the corresponding period in 2021, a decreased of $54,000, or 6.09%. The decrease was primarily due to decreases in other fees and commissions and lower gains on the sale of other real estate.

Noninterest Expenses. Noninterest expenses for the three-month period ended September 30, 2022 and 2021 were $2.9 million and $2.7 million, respectively, an increase of $229,000 or 8.52%.  The increase was driven by decreases in salary and employee benefits and FDIC insurance costs, offset by increases in legal, accounting, data processing and item processing services, loan collection costs and other expenses. Noninterest expenses increased from $8.3 million for the nine-month period ended September 30, 2021, to $8.5 million for the corresponding period in 2022, an increase of $229,000. The increase was driven by increases in legal, accounting, and other professional fees, and other expenses, offset by decreases in salary and employee benefits cost, FDIC insurance costs, loan collection costs and telephone costs.

Income Taxes. During the three-month period ended September 30, 2022, the Company recorded income tax expense of $20,000 compared to $242,000 for the same period in 2021, a $222,000, or 91.70%, decrease. During the nine-month period ended September 30, 2022, the Company recorded income tax expense of $76,000 compared to $439,000 expense for the same period in 2021, a $363,000, or 82.69%, decrease. The Company’s annualized effective tax rate at September 30, 2022 was 9.06% compared to 18.29% for the prior year. The decrease in income tax expense was due to lower income before taxes at September 30, 2022, compared to September 30, 2021.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the third quarter of 2022, comprehensive loss, net of tax, totaled $6,668,000 compared to a loss in the amount of $182,000 for the same period in 2021. The decrease was due to higher unrealized losses on available for sale securities, offset by higher net unrealized gains on interest rate swaps. For the nine months ended September 30, 2022, comprehensive loss, net of tax, totaled $20,604,000 compared to a comprehensive gain, net of tax, in the amount of $97,000 for the same period in 2021. The decrease was due to lower net income and higher unrealized losses on available for sale securities, offset by higher net unrealized gains on interest rate swaps.

FINANCIAL CONDITION

General. The Company’s assets decreased to $415.6 million at September 30, 2022 from $442.1 million at December 31, 2021, a decrease of $26.4 million or 5.98%, primarily due to an $8.0 million decrease in cash and cash equivalents, a $10.9 million decrease in investment securities available for sale, and a $16.1 million decrease and loans, net, offset by an $8.2 million increase in deferred tax assets, net. Loans totaled $191.8 million at September 30, 2022, a decrease of $16.1 million or 7.75%, from $207.9 million at December 31, 2021. The decrease was primarily attributable to decreases in commercial loans, commercial and industrial loans, consumer, and automobile loans, offset by an increase in construction and land loans and single-family residential loans. Investment securities available for sale as of September 30, 2022, totaled $145.0 million, a decrease of $10.9 million, or 7.02% from $155.9 million on December 31, 2021. Cash and cash equivalents as of September 30, 2022, totaled $54.2 million, a decrease of $8.0 million, or 12.88% from $62.2 million on December 31, 2021 resulting primarily from an increase in investment securities cost basis.

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

At September 30, 2022, impaired loans totaled $0.6 million. Included in the impaired loans total were $0.2 million in loans classified as nonaccrual loans. At September 30, 2022, troubled debt restructurings included in impaired loans totaled $34,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans	$183	$338
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	11	15

Total nonperforming loans	194	353

Real estate acquired through foreclosure	-	-

Total nonperforming assets	$194	$353

Nonperforming assets to total assets	0.05%	0.08%

Deposits as of September 30, 2022, totaled $378.9 million, a decrease of $4.4 million, or 1.14% from $383.2 million on December 31, 2021. Demand deposits as of September 30, 2022 totaled $149.2 million, a decrease of $6.5 million, or 4.15% from $155.6 million at December 31, 2021. Interest-bearing checking accounts as of September 30, 2022 totaled $36.3 million, a decrease of $1.0 million, or 2.78% from $37.3 million at December 31, 2021. Savings accounts as of September 30, 2022 totaled $113.5 million, an increase of $6.7 million, or 6.30%, from $106.8 million at December 31, 2021. Money market accounts as of September 30, 2022 totaled $25.2 million, an increase of $2.1 million, or 8.90%, from $23.1 million at December 31, 2021. Time deposits under $100,000 totaled $32.5 million on September 30, 2022, a $3.3 million or a 9.14% decrease from $35.8 million at December 31, 2021. Time deposits over $100,000 totaled $22.2 million on September 30, 2022, a $2.4 million, or 9.70% decrease from $24.6 million at December 31, 2021.

Deposits on September 30, 2022, and December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021		2022 vs 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$149,171	39.4%	$155,624	40.6%	$(6,453)	(4.1)%

Interest-bearing deposits:
Checking	36,269	9.6%	37,305	9.7%	(1,036)	(2.8)%
Savings	113,548	30.0%	106,818	28.0%	6,730	6.3%
Money market	25,158	6.6%	23,103	6.0%	2,055	8.9%
Total interest-bearing checking, savings and money market deposits	174,975	46.2%	167,226	43.7%	7,749	4.6%

Time deposits under $100,000	32,504	8.5%	35,773	9.3%	(3,269)	(9.1)%
Time deposits of $100,000 or more	22,236	5.9%	24,624	6.4%	(2,388)	(9.7)%
Total time deposits	54,740	14.4%	60,397	15.7%	(5,657)	(9.4)%

Total interest-bearing deposits	229,715	60.6%	227,623	59.4%	2,092	0.9%

Total Deposits	$378,886	100.0%	$383,247	100.0%	$(4,361)	(1.1)%

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

Future minimum payments of the Bank’s operating leases as of September 30, 2022 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2022	$46
2023	181
2024	161
2025	3
2026	2
Thereafter	—
Total	$393

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

For the nine months ended September 30, 2022, the Bank accrued $173,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

MARKET RISK AND INTEREST RATE SENSITIVITY

Our primary market risk is interest rate fluctuation. Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on liabilities. Our interest rate risk represents the level of exposure we have to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Investment Committee (“IC”) oversees our management of interest rate risk. The objective of the management of interest rate risk is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs, and protect the Company from any material financial consequences associated with changes in interest rate risk.

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

At September 30, 2022, the simulation analysis indicated that the Bank is in an asset sensitive position. Management strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2022	(14)%	(7)%	2%	5%
September 30, 2021	(9)%	(6)%	4%	11%

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2022.

					Over 1
			Over 3 to		Through		Over
	0-3 Months		12 Months		5 Years		5 Years		Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—		$—		$—		$—		$2,572
Federal funds and overnight deposits	51,597		—		—		—		51,597
Securities	—		—		23,656		121,324		144,980
Loans	71,778		—		71,778		48,249		191,805
Fixed assets	—		—		—		—		3,366
Other assets	—		—		—		—		21,306
Total assets	$123,375		$—		$95,434		$169,573		$415,626

Liabilities:
Demand deposit accounts	$—		$—		$—		$—		$149,171
NOW accounts	36,269		—		—		—		36,269
Money market deposit accounts	25,158		—		—		—		25,158
Savings accounts	113,548		—		—		—		113,548
IRA accounts	2,336		5,795		10,422		234		18,787
Certificates of deposit	7,715	0	10,773	0	17,336	0	129	-1	35,953
Long-term borrowings	—		—		—		—		—
Short-term borrowings	—		20,000		—		—		20,000
Other liabilities	—		—		—		—		2,400
Stockholders’ equity:	—		—		—		—		14,340
Total liabilities and stockholders' equity	$185,026		$36,568		$27,758		$363		$415,626

GAP	$(61,651)		$(36,568)		$67,676		$169,210
Cumulative GAP	$(61,651)		$(98,219)		$(30,543)		$138,667
Cumulative GAP as a % of total assets	(14.83)%		(23.63)%		(7.35)%		33.36%

As shown above, measures of net interest income at risk were less favorable on September 30, 2022 than on September 30, 2021 over a 12-month modeling period. All measures remained within prescribed policy limits in the up and down interest rate scenarios.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2022	2%	2%	(5)%	(11)%
September 30, 2021	(41)%	(19)%	(1)%	(7)%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2022, totaled $54.2 million, a decrease of $8.0 million, or 12.88% from $62.2 million at December 31, 2021.

As of September 30, 2022, the Bank was permitted to draw on a $107.3 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. At December 31, 2021, there were $10.0 million in short-term borrowings and $10.0 million in long-term borrowings from FHLB. As of September 30, 2022, there were $20.0 million in short-term borrowings. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of September 30, 2022.

The Company’s stockholders’ equity decreased $21.4 million, or 59.85% during the nine-month period ended September 30, 2022. The decrease was primarily due to an increase in the after-tax net unrealized holding loss on securities available for sale in the amount of $22.5 million, offset by unrealized market value gains on interest rate swap contracts in the amount of $0.2 million resulting from higher market interest rates.

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

The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At September 30, 2022, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 8.78%, a Tier 1 risk-based capital ratio of 15.34%, a common equity Tier 1 risk-based capital ratio of 15.34%, and a total risk-based capital ratio of 16.16%. The Company’s capital amounts and ratios at September 30, 2022 and December 31, 2021 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,391	15.34%	$10,972	4.50%	$15,848	6.50%
Total capital	$39,400	16.16%	$19,506	8.00%	$24,382	10.00%
Tier 1 capital	$37,391	15.34%	$14,629	6.00%	$19,506	8.00%
Tier 1 leverage	$37,391	8.78%	$17,039	4.00%	$21,299	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,592	15.32%	$11,044	4.50%	$15,952	6.50%
Total capital	$39,329	16.03%	$19,634	8.00%	$24,542	10.00%
Tier 1 capital	$37,592	15.32%	$14,725	6.00%	$19,634	8.00%
Tier 1 leverage	$37,592	8.40%	$17,910	4.00%	$22,388	5.00%

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

GLEN BURNIE BANCORP
(Registrant)

Date: November 10, 2022	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer