Form 10-K
period 2022-12-31
GLEN BURNIE BANCORP
filed 2023-03-29
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-24047

GLEN BURNIE BANCORP

(Exact name of registrant as specified in its charter)

MARYLAND	52-1782444
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Crain Highway, S.E., Glen Burnie, Maryland	21061
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(410) 766-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‐Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $25,715,879, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

The number of shares of common stock outstanding as of March 15, 2023, was 2,868,504.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLEN BURNIE BANCORP

2022 ANNUAL REPORT ON FORM 10-K

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

MARKET AREA

The Bank considers its principal market area for lending and deposit products to consist of Anne Arundel County, Maryland. Anne Arundel County includes the suburbs of the City of Baltimore and maintains a diverse set of economic drivers such as a large international airport, the defense industry, a large number of large private sector employers as well as telecommunications, retail, and distribution operations. The population of Anne Arundel County has been growing steadily since 2011 and projected to continue such growth in 2023. The median age for Anne Arundel County is 38.5 years. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at businesses located at or around the nearby Baltimore Washington International Airport. Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states. All of our revenue is generated within the United States.

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

The Bank maintains the normal checks and balances on the loan portfolio not only through the underwriting process but through the utilization of an internal credit administration group that both assists in the underwriting and serves as an additional reviewer of underwriting. The separately managed loan administration group also has oversight for documentation, compliance and timeliness of collection activities. Our internal auditors also review documentation, compliance and file management.

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

Deposit Activities

Deposits are the major source of our funding. We offer a broad array of consumer and business deposit products that include demand, money market, and savings accounts, as well as time deposits and individual retirement accounts. We offer a competitive array of commercial cash management products, which allow us to attract demand deposits. We believe that we pay competitive rates on our interest-bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

Other Banking Products

We offer our customers treasury services products that include wire transfer and ACH services, debit card and automated teller machines and safe deposit boxes at all branches. In addition to traditional deposit services, we offer telephone banking services, mobile banking, internet banking services and internet bill paying services to our customers.

EMPLOYEES

At December 31, 2022, the Bank had 89 full-time equivalent employees. Glen Burnie Bancorp does not currently have any employees. None of our employees are represented by a union or covered under a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”), which is one of 11 regional banks in the Federal Home Loan Bank System. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership. As of December 31, 2022, the Bank was in compliance with this requirement.

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

As of December 31, 2022, we were in compliance with all applicable regulatory capital requirements.

Loans-to-One Borrower

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible credit losses.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any credit loss allowances not included in regulatory capital).  As of December 31, 2022, the Bank was in compliance with the loans-to-one-borrower limitations.

Prompt Corrective Action Regulations

The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2022, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices (dollars in thousands):

	Year	Owned/		Approximate
	Opened	Leased	Book Value	Square Footage	Deposits
Main Office:
101 Crain Highway, S.E.	1953	Owned	$857	10,000	$82,828
Glen Burnie, MD 21061

Branches:
Odenton	1969	Owned	56	6,000	34,784
1405 Annapolis Road
Odenton, MD 21113

Riviera Beach	1973	Owned	112	2,500	41,534
8707 Ft. Smallwood Road
Pasadena, MD 21122

Crownsville	1979	Owned	108	3,000	84,471
1221 Generals Highway
Crownsville, MD 21032

Severn	1984	Owned	46	2,500	37,950
811 Reece Road
Severn, MD 21144

New Cut Road	1995	Owned	748	2,600	48,735
740 Stevenson Road
Severn, MD 21144

Linthicum	2005	Leased	23	2,500	21,787
Burwood Village Shopping Center
Glen Burnie, MD 21060

Severna Park	2002	Leased	20	2,184	10,858
534 Ritchie Highway
Severna Park, MD 21146

Operations Centers:
106 Padfield Blvd.	1991	Owned	—	16,200	N/A
Glen Burnie, MD 21061

103 Crain Highway, S.E.	2000	Owned	—	3,727	N/A
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers as of December 31, 2022.

NAME	AGE	POSITIONS

John D. Long	67	President and Chief Executive Officer
Andrew J. Hines	61	Executive Vice President and Chief Lending Officer
Jeffrey D. Harris	67	Senior Vice President and Treasurer and Chief Financial Officer
Michelle R. Stambaugh	63	Senior Vice President and HR Director
Donna L. Smith	60	Senior Vice President and Director of Branch and Deposit Operations

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

DONNA L. SMITH was appointed Senior Vice President – Director of Retail Banking / Information/Physical Security Officer of the Bank on October 26, 2015.  In 2017 she was also appointed to Director of Branch and Deposit Operations.  Prior to that, she was the SVP – Enterprise Risk Manager at Bay Bank.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized common stock consists of 15,000,000 shares, of which 2,865,046 shares are issued and outstanding as of December 31, 2022. The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”. As of February 17, 2023, there were 325 record holders of the Common Stock. The closing price for the Common Stock on that date was $8.60.

The following table sets forth the high and low sales prices for the Common Stock for each full quarterly period during 2022 and 2021 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share for these periods.

	2022			2021
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$12.84	$12.84	$0.10	$11.55	$11.18	$0.10
June 30,	10.99	10.61	0.10	13.01	12.67	0.10
September 30,	10.10	9.45	0.10	12.12	12.12	0.10
December 31,	8.31	8.31	0.10	14.14	14.00	0.10

A regular dividend of $0.10 was declared for stockholders of record on January 23, 2023, payable on February 6, 2023.

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

OVERVIEW

This section is intended to help investors understand the financial performance of the Company through a discussion of the factors affecting our financial condition at December 31, 2022 and 2021 and our results of operations for the years ended December 31, 2022 and 2021. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Net interest income was $11.9 million for the year ended December 31, 2022, and $12.4 million for the year ended December 31, 2021. Total interest income decreased from $13.5 million in 2021 to $12.7 million in 2022, a 5.96% decrease. Interest expense for 2022 totaled $0.9 million, a 20.58% decrease from $1.1 million in 2021. Net income at December 31, 2022 was $1.7 million and $2.5 million at December 31, 2021.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

General. For the year ended December 31, 2022, the Company reported consolidated net income of $1.7 million ($0.61 per basic and diluted earnings per share) compared to consolidated net income of $2.5 million ($0.88 per basic and diluted earnings per share) for the year ended December 31, 2021. The $771,000 decrease in the 2022 consolidated net income as compared to 2021 was primarily due to an $805,000 decrease in interest income, an $863,000 decrease in the release of credit loss provision for loans and a $388,000 increase in noninterest expenses, offset by a $221,000 decrease in interest expense and a $727,000 increase in noninterest income. Annualized return on average assets was 0.41% at December 31, 2022 compared to 0.58% at December 31, 2021. Annualized return on average equity was 7.26% and 6.99% at December 31, 2022 and 2021, respectively. The dividend payout ratio was 65% at December 31, 2022 and 45% at December 31, 2021. The equity to asset ratio was 4.21% and 8.08% at December 31, 2022 and 2021, respectively.

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

Net interest income is affected by the mix of loans in the Bank’s loan portfolio. Currently, a majority of the Bank’s loans are residential and commercial mortgage loans secured by real estate, and indirect automobile loans secured by automobiles.

Consolidated net interest income for the year ended December 31, 2022 was $11.9 million and $12.4 million for the year ended December 31, 2021. Total interest income decreased from $13.5 million in 2021 to $12.7 million in 2022, a $805,000, or 5.96% decrease, primarily due to a $2.3 million decrease in interest and fees on loans, offset by a $1.5 million increase in interest and dividends on securities and interest on deposits with banks.

Total interest expense decreased from $1.1 million in 2021 to $0.9 million in 2022, a $221,000 or 20.58% decrease, primarily due to a $138,000 decrease in interest on deposits and an $83,000 decrease in interest on short- and long-term borrowings. Net interest margin for the year ended December 31, 2022 was 2.81% compared to 3.00% for the year ended December 31, 2021.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2022	VS.	2021
	Change Due To:
	Increase/
(dollars in thousands)	Decrease	Rate	Volume
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$755	$481	$274

Investment securities:
Investment securities available for sale	745	745	—
Restricted equity securities	(4)	3	(7)
Total investment securities	741	748	(7)

Loans, net of unearned income
Loans Secured by Real Estate
Construction and land	18	—	18
Farmland	—	—	—
Single-family residential	(140)	(140)	—
Multi-family	(40)	(40)	—
Commercial	(1,058)	(555)	(503)
Total loans secured by real estate	(1,220)	(735)	(485)
Commercial and Industrial
Commercial and industrial	(8)	—	(8)
SBA guaranty	(375)	(283)	(92)
Comm SBA PPP	(56)	(8)	(48)
Total commercial and industrial loans	(439)	(291)	(148)
Consumer Loans
Consumer	(6)	—	(6)
Automobile	(636)	(636)	—
Total consumer loans	(642)	(636)	(6)
Total gross loans(1)	(2,301)	(1,662)	(639)
Total interest-earning assets	$(805)	$(433)	(372)

LIABILITIES:
Interest-bearing deposits:
Interest-bearing checking and savings	$8	$2	$6
Money market	1	—	1
Other time deposits	(147)	(92)	(55)
Total interest-bearing deposits	(138)	(90)	(48)
Borrowed funds	(80)	(87)	7
Total interest-bearing liabilities	$(218)	$(177)	$(41)

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2022			2021
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars In thousands)
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$53,914	$833	1.44%	$34,921	$79	0.12%

Investment securities:
Investment securities available for sale	168,990	3,403	2.05	145,496	2,657	1.85
Restricted equity securities	926	39	4.18	1,092	43	3.90
Total investment securities	169,916	3,442	2.06	146,588	2,700	1.87

Loans Secured by Real Estate
Construction and land	4,178	138	3.29	3,640	120	3.30
Farmland	338	17	5.04	347	17	5.04
Singlefamily residential	78,865	3,260	4.13	79,768	3,400	4.26
Multifamily	4,902	271	5.52	5,322	311	5.84
Commercial	46,248	2,423	5.24	55,838	3,481	6.23
Total loans secured by real estate	134,531	6,109	4.54	144,915	7,329	5.06
Commercial and Industrial
Commercial and industrial	9,261	300	3.24	9,518	308	3.23
SBA guaranty	6,123	372	6.08	7,631	747	9.79
Comm SBA PPP	405	4	0.92	5,674	60	1.06
Total commercial and industrial loans	15,789	676	4.28	22,823	1,115	4.88
Consumer Loans
Consumer	2,032	24	1.18	2,560	30	1.18
Automobile	46,582	1,628	3.50	63,658	2,264	3.56
Total consumer loans	48,614	1,652	3.40	66,218	2,294	3.46
Total gross loans(1)	198,934	8,437	4.24	233,956	10,738	4.59
Total interest-earning assets	422,764	12,712	3.01	415,465	13,517	3.25
Cash and due from banks	2,144			2,181
Allowance for credit losses	(2,308)			(2,838)
Other assets	2,392			16,361
Total assets	$424,992			$431,169

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$149,776	70	0.05%	$137,861	62	0.05%
Money market	23,573	12	0.05	21,557	11	0.05
Certificates of deposit	57,213	389	0.68	65,358	536	0.82
Total interest-bearing deposits	230,562	471	0.20	224,776	609	0.27
Borrowed funds:
Federal funds purchased	—	—	—	308	1	0.44
PPPLF Term Funding	—	—	—	1	—	—
FHLB advances	16,613	382	2.30	20,000	464	2.32
Total interest-bearing liabilities	247,175	853	0.35	245,085	1,074	0.44

Non-interest-bearing deposits	151,602			147,182
Other liabilities	2,173			2,892

Stockholders’ equity	24,042			36,010
Total liabilities and equity	$424,992			$431,169
Net interest income		$11,859			$12,443
Net interest spread			2.66%			2.81%
Net interest margin			2.81%			3.00%
1	Nonaccrual loans included in average balance.

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

During the year ended December 31, 2022, the Company recognized a release of credit loss provision - loans of $0.1 million, compared to a release of $1.0 million for the year ended December 31, 2021. The decrease was primarily driven by a decrease in the size of the loan portfolio, and lower CECL loss percentage due to the overall credit-quality of the loan portfolio. The allowance for credit losses - loans was $2.2 million, or 1.16% of total loans at December 31, 2022, compared to $2.5 million, or 1.17% of total loans at December 31, 2021. At December 31, 2022, the allowance for credit losses - loans equaled 434.0% of nonaccrual and past due loans compared to 700.3% at December 31, 2021. During the year ended December 31, 2022, the Company recorded net charge offs of $0.2 million compared to net recoveries $0.4 million during the year ended December 31, 2021.

Noninterest Income. Noninterest income includes service charges on deposit accounts, other fees and commissions, net gains/losses on investment securities sold, gain on sale of other real estate, income on life insurance policies and gain on unwind of derivative contracts. Noninterest income increased from $0.6 million in 2021 to $1.4 million in 2022, a $0.7 million, or 115.95% increase. The increase was primarily due to a $0.6 million loss on investment securities that were sold in 2021, and a $0.2 million gain on unwind of derivative swap contracts that was recognized in 2022.

Noninterest Expenses. Noninterest expenses increased from $11.0 million in 2021 to $11.3 million in 2022, a $0.4 million or 3.54% increase. Salary and employee benefits decreased by $0.1 million, or 1.52%, to $6.4 million at December 31, 2022, compared to $6.5 million at December 31, 2021 due to increases in the number of employees, offset by lower benefits costs. Legal, accounting and other professional fees increased from $0.7 million in 2021 to $1.0 million in 2022, a $0.3 million, or 48.93%, increase. Other expenses increased from $1.1 million at December 31, 2021 to $1.3 million at December 31, 2022, an increase of $0.2 million, or 17.51%.

Income Taxes. During the year ended December 31, 2022, the Company recorded an income tax expense of $0.24 million, compared to $0.58 million for the year ended December 31, 2021, a $0.3 million or 58.46% decrease. This decrease was primarily due to $1.1 million lower income before taxes in 2022.

FINANCIAL CONDITION

Total assets decreased by $60.6 million, or 13.72% to $381.4 million at December 31, 2022, compared to $442.1 million at December 31, 2021. The decrease was primarily a result of decreases in interest-bearing deposit in other financial institutions and declines in loan portfolio balances.

Cash and cash equivalents at December 31, 2022 were $30.1 million compared to $62.2 million at December 31, 2021. At year-end 2022, investment securities had decreased 7.56% to $144.1 million compared to year end 2021. Loans, net at December 31, 2022 were $184.3 million compared to $207.9 million at December 31, 2021. At December 31, 2022, total deposits were $362.9 million compared to $383.2 million at the end of 2021, a 5.30% decrease during the period. Total borrowings were $0 at December 31, 2022 compared to $20.0 million at December 31, 2021.

Cash

Cash and cash equivalents decreased by $32.1 million primarily due to a $20.3 million decrease in deposit balances, $20.0 million decrease in borrowings and $15.9 million increase in investment securities, offset by$24.0 million decrease in loans net of deferred fees and costs.

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

The investment portfolio consists primarily of U.S. Treasury securities, U.S. Government agency securities, residential mortgage-backed securities, corporate and state and municipal obligations. The income from state and municipal obligations may be taxable or tax-exempt from federal and state income tax. State and municipal obligations from the State of Maryland are exempt from state income taxes. We use the investment portfolio as a source of both liquidity and earnings. Management continuously evaluates investment options that will produce income without assuming significant credit or interest rate risk and looks for opportunities to use liquidity from maturing investments to reduce our use of high-cost time deposits and borrowed funds.

During 2022, the Company’s investment securities portfolio totaled $144.1 million, an $11.8 million, or 7.56% decrease from $155.9 million at December 31, 2021. This decrease was primarily driven by a $28.6 million increase in the unrealized loss on available for sale securities and $14.2 million of paydowns and redemptions of investment securities, offset by $31.5 million of purchases of available for sale securities.

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

The composition of investment securities, at carrying value, at December 31, 2022 and 2021 are presented in the following table:

	2022		2021
(dollars in thousands)	Amount	%	Amount	%
Available for sale securities:
U.S. Treasury	$6,783	4.7%	$—	—%
U.S. Government agency	36,580	25.4%	31,351	20.1%
Residential mortgage-backed securities	67,148	46.6%	77,877	49.9%
State and municipal	32,297	22.4%	45,225	29.0%
Corporate securities	1,325	0.9%	1,474	1.0%
Total debt securities	$144,133	100.0%	$155,927	100.0%

At December 31, 2022, the Bank had municipal securities from 10 single issuers that, individually, were more than 10% of stockholders’ equity, which totaled $23.9 million.

Maturities and weighted average yields for investment securities at December 31, 2022 are presented in the following table:

	2022

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Maturing Available for sale securities:
Within one year	$—	$—	—%
Over one to five years	24,687	23,827	2.41%
Over five to ten years	38,880	34,440	1.98%
Over ten years	109,886	85,866	2.42%
Total debt securities	$173,453	$144,133

________________________

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities were $0.2 million and $1.1 million at December 31, 2022 and 2021, respectively.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2022		2021		2020		2019		2018
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Loans Secured by Real Estate
Construction and land	$4,499	2%	$4,087	2%	$2,553	1%	$6,565	2%	$3,949	1%
Farmland	333	—	342	—	350	—	357	—	364	—
Single-family residential	80,251	43	78,119	37	82,520	33	88,214	32	92,104	31
Multi-family	5,304	3	5,428	3	6,105	2	6,397	2	5,664	2
Commercial	42,936	23	48,729	23	57,027	22	63,337	22	61,659	21
Total loans secured by real estate	133,323	71	136,705	65	148,555	58	164,870	58	163,740	55
Commercial and Industrial
Commercial and industrial	8,990	5	10,003	5	10,800	4	11,012	4	11,675	4
SBA guaranty	6,158	3	6,397	3	7,200	3	3,917	1	3,851	1
Comm SBA PPP	—	—	1,047	—	9,912	4	—	—	—	—
Total commercial and industrial loans	15,148	8	17,447	8	27,912	11	14,929	5	15,526	5
Consumer Loans
Consumer	1,521	1	2,090	1	3,063	1	3,267	1	3,498	1
Automobile	36,448	20	54,150	26	74,242	30	101,672	36	116,356	39
Total consumer loans	37,969	21	56,240	27	77,305	31	104,939	37	119,854	40
Gross loans	186,440	100%	210,392	100%	253,772	100%	284,738	100%	299,120	100%
Allowance for credit losses	(2,162)		(2,470)		(1,476)		(2,066)		(2,541)
Net loans	$184,278		$207,922		$252,296		$282,672		$296,579

The Company’s net loan receivables decreased by $23.6 million to $184.3 million at December 31, 2022 from $207.9 million at December 31, 2021 primarily due to $59.0 million in pay downs outpacing $35.0 million in new originations. This change in the composition of the loan portfolio resulted primarily from a $3.4 million decrease in loans secured by real estate, a $2.3 million decrease in commercial and industrial loans and a $18.3 million decrease in consumer loans.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2022. Demand loans and loans which have no stated maturity, are treated as due in one year or less:

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total

	(dollars in thousands)
By Loan Category:
Loans Secured by Real Estate
Construction and land	$483	$—	$4,016	$4,499
Farmland	—	—	333	333
Single-family residential	76	2,091	78,084	80,251
Multi-family	—	153	5,151	5,304
Commercial	1,584	4,522	36,830	42,936
Total loans secured by real estate	2,143	6,766	124,414	133,323
Commercial and Industrial
Commercial and industrial	2,337	4,061	2,592	8,990
SBA guaranty	—	456	5,702	6,158
Comm SBA PPP	—	—	—	—
Total commercial and industrial loans	2,337	4,517	8,294	15,148
Consumer Loans
Consumer	54	274	1,193	1,521
Automobile	7,475	24,900	4,073	36,448
Total consumer loans	7,529	25,174	5,266	37,969
Gross loans	$12,009	$36,457	$137,974	$186,440

By Rate Term:
Fixed rate	9,842	33,073	103,988	146,903
Adjustable rate	243	1,127	38,167	39,537
Total	$10,085	$34,200	$142,155	$186,440

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

The Bank experienced a $0.1 million or (41.1)% increase in the total nonperforming loans in 2022. The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2022	2021	2020	2019	2018
(dollars in thousands)
Nonaccrual loans	$488	$338	$4,512	$4,127	$1,947
TDR loans excluding those in nonaccrual loans	-	-	-	-	204
Accruing loans past due 90+ days	10	15	18	21	26

Total nonperforming loans	498	353	4,530	4,148	2,177

Real estate acquired through foreclosure	-	-	575	705	705

Total nonperforming assets	$498	$353	$5,105	$4,853	$2,882

Nonperforming loans to gross loans	0.3%	0.2%	1.8%	1.5%	0.7%

Allowance for credit losses to nonperforming loans	434.0%	700.3%	32.6%	49.8%	116.7%

Nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings, accruing loans past due 90 days or more, and real estate acquired through foreclosure, increased $0.1 million at December 31, 2022 from $0.4 million at December 31, 2021 to $0.5 million at December 31, 2022. Nonperforming assets represented 0.13% of total assets at December 31, 2022, compared to 0.08% at December 31, 2021. Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.

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

The allowance was $2.2 million at December 31, 2022, compared to $2.5 million at December 31, 2021. The allowance as a percentage of total portfolio loans was 1.16% at December 31, 2022 and 1.17% at December 31, 2021.

During the year ended December 31, 2022, the Company recorded net charge offs of $0.2 million, compared to net recoveries of $0.4 million during the year ended December 31, 2021.

The following table reflects activity in the allowance for credit losses - loans for the periods indicated:

	Year Ended December 31,
	2022	2021	2020	2019	2018

	(dollars in thousands)
Beginning Balance	$2,470	$1,476	$2,066	$2,541	$2,589
Impact of ASC 326 adoption	—	1,574	—	—	—
Loans charged-off
Loans Secured by Real Estate
Construction and land	—	—	—	—	—
Farmland	—	—	—	—	—
Single-family residential	—	—	—	16	589
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	13
Total loans secured by real estate	—	—	—	16	602
Commercial and Industrial
Commercial and industrial	200	—	—	27	—
SBA guaranty	9	—	—	—	—
Comm SBA PPP	—	—	—	—	—
Total commercial and industrial loans	209	—	—	27	—
Consumer Loans
Consumer	14	2	—	—	68
Automobile	169	251	392	573	481
Total consumer loans	183	253	392	573	549
Total	392	253	392	616	1,151

Recoveries
Loans Secured by Real Estate
Construction and land	—	—	—	—	—
Farmland	—	—	—	—	—
Single-family residential	—	408	266	4	2
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	—	408	266	4	2
Commercial and Industrial
Commercial and industrial	—	—	20	10	14
SBA guaranty	—	—	—	—	—
Comm SBA PPP	—	—	—	—	—
Total commercial and industrial loans	—	—	20	10	14
Consumer Loans
Consumer	8	—	6	10	6
Automobile	188	240	199	232	225
Total consumer loans	196	240	205	242	231
Total	196	648	491	256	247

Net charge offs (recoveries)	196	(1,969)	(99)	360	904
(Release) provisions for credit loss	(112)	(975)	(689)	(115)	856
Balance at end of year	$2,162	$2,470	$1,476	$2,066	$2,541

Allowance as a percentage of total loans at the end of the year	1.16%	1.17%	0.58%	0.73%	0.85%
Net charge offs (recoveries) as a percentage of average loans during the year	0.10%	(0.84)%	(0.04)%	0.12%	0.32%

The following table reflects the amount and percentage of credit loss allowance for each category for the periods indicated:

	At December 31,
	2022		2021
		Percentage		Percentage
		Of Loans		Of Loans
	Allowance	In Each	Allowance	In Each
	For Each	Category To	For Each	Category To
Portfolio	Category	Total Loans	Category	Total Loans
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$44	2.05%	$5	0.21%
Farmland	20	0.91	11	0.43
Single-family residential	1,230	56.87	1,357	54.97
Multi-family	103	4.76	105	4.24
Commercial	221	10.24	278	11.25
Total loans secured by real estate	1,618	74.83	1,756	71.10
Commercial and Industrial
Commercial and industrial	174	8.05	115	4.67
SBA guaranty	22	1.02	30	1.23
Total commercial and industrial loans	196	9.07	145	5.90
Consumer Loans
Consumer	23	1.05	36	1.44
Automobile	325	15.05	533	21.56
Total consumer loans	348	16.10	569	23.00
Total	$2,162	100.00%	$2,470	100.00%

Deposits

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities in Anne Arundel County. The Bank’s deposit products include savings accounts, money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA and SEP accounts and certificates of deposit. The Bank does not solicit brokered deposits. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, money orders, night depositories, automated clearinghouse transactions, wire transfers, ATMs, electronic banking (telephone banking, online banking, bill pay, card management and control, mobile app, merchant source capture, mobile deposit capture, Zelle®, etc.). The Bank is a member of the Accel(R) and MoneyPass(R) ATM networks.

The following deposit table presents the composition of deposits at December 31, 2022 and 2021:

	2022		2021		2022 vs 2021
	Amount in	% of	Amount in	% of	$	%
	thousands	Total	thousands	Total	Change	Change
Noninterest-bearing deposits	$143,262	39.5%	$155,624	40.6%	$(12,362)	(7.9)%

Interest-bearing deposits:
Checking	40,086	10.9%	37,305	9.7%	2,781	7.5%
Savings	113,101	31.2%	106,818	28.0%	6,283	5.9%
Money market	15,791	4.4%	23,103	6.0%	(7,312)	(31.6)%
Total interest-bearing checking, savings and money market deposits	168,978	46.5%	167,226	43.7%	1,752	1.0%

Time deposits under $100,000	30,708	8.5%	35,773	9.3%	(5,065)	(14.2)%
Time deposits of $100,00 or more	19,999	5.5%	24,624	6.4%	(4,625)	(18.8)%
Total time deposits	50,707	14.0%	60,397	15.7%	(9,690)	(16.0)%

Total interest-bearing deposits	219,685	60.5%	227,623	59.4%	(7,938)	(3.5)%

Total Deposits	$362,947	100.0%	$383,247	100.0%	$(20,300)	(5.3)%

Total deposits were $362.9 million at December 31, 2022, a decrease of $20.3 million, or 5.3%, when compared to the $383.2 million recorded at December 31, 2021. Within the deposit base, noninterest bearing deposit balances decreased $12.4 million, or 7.9%, interest bearing checking account balances increased $2.8 million, or 7.5%, interest bearing savings account balances increased by $6.3 million, or 5.9%, money market balances decreased $7.3 million, or 31.6%, and time deposit balances decreased by $9.7 million, or 16.0%, when compared to the amounts at December 31, 2021.

The following table presents the maturity distribution for time deposits of $100,000 or more at December 31, 2022:

(dollars in thousands)	Amount
Three months or less	$1,853
Over three months through twelve months	8,318
Over twelve months through twenty-four months	7,340
Over twenty-four months	2,488
Total Time Deposits of $100,000 or More	$19,999

Borrowings

The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta, of which it is a member, to supplement funding from deposits. The Bank’s total credit availability is $103.9 million at December 31, 2022 and it may draw $31.7 million which is secured by a floating lien on the Bank’s residential first mortgage loans.

The Bank has available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million as of December 31, 2022.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors. Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

Stockholders’ equity decreased to $16.1 million at December 31, 2022, compared to $35.7 million at December 31, 2021. The $19.7 million, or 55.05%, decrease for the year ended December 31, 2022, resulted primarily from $20.4 million increase in net unrealized losses on the available for sale bond portfolio, offset by a $602,000 increase in retained earnings and $114,000 stock issuances under the dividend reinvestment program. The book value of the Company’s common stock was $5.60 at December 31, 2022 and $12.51 at December 31, 2021.

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

Specifically, the rule imposes the following minimum capital requirements to be considered adequately capitalized:

●	A common equity Tier 1 risk-based capital ratio of 4.50%;
●	A Tier 1 risk-based capital ratio of 6.00%;
●	A total risk-based capital ratio of 8.00%; and
●	A leverage ratio of 4.00%.

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

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

For regulatory capital purposes, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital. At December 31, 2022, none of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the Bank is required to maintain a minimum level of Tier 1 capital to average total assets excluding intangibles. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5.00%, but an individual institution could be required to maintain a higher level.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined). At December 31, 2022 and 2021, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Common Equity Tier 1 Capital	$37,963	16.45%	$10,383	4.50%	$14,998	6.50%
Total Risk-Based Capital	$39,866	17.28%	$18,459	8.00%	$23,074	10.00%
Tier 1 Risk-Based Capital	$37,963	16.45%	$13,845	6.00%	$18,459	8.00%
Tier 1 Leverage	$37,963	9.53%	$15,938	4.00%	$19,922	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Common Equity Tier 1 Capital	$37,592	15.32%	$11,044	4.50%	$15,952	6.50%
Total Risk-Based Capital	$39,329	16.03%	$19,634	8.00%	$24,542	10.00%
Tier 1 Risk-Based Capital	$37,592	15.32%	$14,725	6.00%	$19,634	8.00%
Tier 1 Leverage	$37,592	8.40%	$17,910	4.00%	$22,388	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $30.7 million at December 31, 2022. Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities. At December 31, 2022, we had $2.0 million in cash and due from banks, $28.1 million in interest-bearing deposits with banks and federal funds sold, and $144.1 million in investment securities available for sale.

The Bank also has external sources of funds through the FHLB, Federal Reserve Discount Window and newly formed Bank Term Funding Program which can be drawn upon when required. The Bank has a line of credit totaling approximately $103.9 million with the FHLB of which $103.9 million was available to be drawn on December 31, 2022, based on qualifying loans and securities pledged as collateral. The lines of credit with the Federal Reserve are limited to the amount of qualifying collateral pledged.

Additionally, the Bank has unsecured federal funds lines of credit totaling $17.0 million with two institutions. The proceeds of the Company’s line of credit may be used for general corporate purposes.

To further aid in managing liquidity, the Bank’s Board of Directors has approved and formed an Asset/Liability Management Committee (“ALCO”) and Investment Committee to review and discuss recommendations for the use of available cash and to maintain an investment portfolio. By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs.

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

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2022, the Bank has accrued $477,215 as a reserve for credit losses on unfunded commitments, an increase of $106,535 from the $370,680 accrued as of December 31, 2021. Unfunded commitments related to these financial instruments with off balance sheet risk, are included in “other liabilities”. The additional provision amount is included in ‘other expense’.

MARKET RISK MANAGEMENT

Our primary market risk is interest rate fluctuation. Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on liabilities. Our interest rate risk represents the level of exposure we have to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Investment Committee oversees our management of interest rate risk. The objective of the management of interest rate risk is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs, and protect us from any material financial consequences associated with changes in interest rate risk.

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

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by the Investment Committee. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates. We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we employ. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

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

At December 31, 2022, we were in an asset sensitive position. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	-15%	-10%	-10%	-15%
December 31, 2022	-12%	-6%	1%	3%
December 31, 2021	-11%	-7%	9%	20%

As shown above, measures of net interest income at risk were slightly less favorable at December 31, 2022 than at December 31, 2021 over a 12 month modeling period. All measures remained within prescribed policy limits.

Falling Rates: If market rates decline in a parallel fashion (i.e. down 100 or 200 bp over 12 months), projected NII levels quickly fall beneath the base rates scenario and present potential exposure to NII over the life of the simulation as the asset base is assumed to be recycled into lower rates while the low cost nature of the current funding base severely limits the amount of relief it can provide to asset yield pressures.

Rising Rates: In all rising rate scenarios, regardless of the degree and pace of rate increases, projected NII shows immediate benefit in comparison to the base rates scenario. NII trends upward at a faster pace due to the short to intermediate term asset base that is relatively quick to recycle into the higher rate environment that is funded primarily with core deposits that are assumed to be less rate sensitive in nature.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	-20%	-10%	-10%	-20%
December 31, 2022	4%	3%	-6%	-12%
December 31, 2021	-40%	-18%	6%	9%

The EVE at risk declined at December 31, 2022 when compared to December 31, 2021 in the down interest rate shock levels and increased in the up interest rate shock levels. The Company’s economic value of equity has a positive effect in a declining interest rate environment and a negative effect in an increasing interest rate environment because the liabilities reprice at a much slower rate than our assets, and our interest earning assets are much greater than our interest-bearing liabilities. The Company’s economic value of equity improves in declining interest rate environments as the majority of our liabilities cannot continue to decrease from their current low levels thus the economic value of our liabilities and our assets both worsen in a declining rate environment.

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

Management (with the participation of the Company’s CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
23.1	Consent of UHY LLP, Certified Public Accountants (filed herewith)
31.1	Rule 15d-14(a) Certification by the Principal Executive Officer (filed herewith)
31.2	Rule 15d-14(a) Certification by the Principal Accounting Officer (filed herewith)
32	Certification by the Principal Executive Officer and Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 29, 2023	By:	/s/ John D. Long
John D. Long
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Long	President, Chief Executive Officer	March 29, 2023
John D. Long	and Director

/s/ Jeffrey D. Harris	Senior Vice President and Chief Financial Officer	March 29, 2023
Jeffrey D. Harris

/s/ John E. Demyan	Chairman of the Board and Director	March 29, 2023
John E. Demyan

/s/ Thomas Clocker	Director	March 29, 2023
Thomas Clocker

/s/ Julie M. Mussog	Director	March 29, 2023
Julie M. Mussog

/s/ F. W. Kuethe, III	Director	March 29, 2023
F. W. Kuethe, III

/s/ Charles Lynch	Director	March 29, 2023
Charles Lynch

/s/ Andrew Cooch	Director	March 29, 2023
Andrew Cooch

/s/ Joan M. Rumenap	Director	March 29, 2023
Joan M. Rumenap

/s/ Mary Louise Wilcox	Director	March 29, 2023
Mary Louise Wilcox

/s/ Stanford D. Hess	Director	March 29, 2023
Stanford D. Hess

Glen Burnie Bancorp and Subsidiary

Consolidated Financial Statements

December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flow s for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

An Independent Member of Urbach Hacker Young International Limited

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating these critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As discussed in Notes 1, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures in accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires financial assets, including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on relevant information about past events, current conditions, and reasonable and supportable forecasts related to macroeconomic conditions, resulting in recognition of lifetime expected credit losses upon loan origination. Release of credit loss provision for the years ending December 31, 2022 and 2021 was $112,000 and $975,000 respectively. The Allowance for Credit Losses at December 31, 2022 and 2021 was $2,162,000 and $2,470,000 respectively. For most of our loan portfolio classes, the historical loss experience is determined using the Average Charge-Off Method. This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s net charge-offs over the lives of the loans.

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

The principal considerations resulting in our determination included the following:

●	Significant auditor judgment and effort were used in evaluating the qualitative factors used in the calculation.

●	Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecast of economic variables.
●	Significant audit effort to test the relevance and reliability of the critical data used in the methodology.

The primary procedures performed to address this critical audit matter included:

●	Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative factor adjustments, relevance and reliability of data used in the model, charge-off approval, information systems and model validation
●	Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including data used as the basis for adjustments related to the qualitative factors, the development and reasonableness of qualitative factors and mathematical accuracy and appropriateness of the overall calculation
●	Evaluating management’s judgments in the selection of the loss estimation model as well as the loan segmentation and historical loss periods used in the model
●	Evaluating management’s judgments in the selection and application of reasonable and supportable forecast of economic variables
●	Testing management’s process for developing the qualitative factors and assessing reasonableness, relevance and reliability of data used to develop factors, including evaluating their judgments and assumptions for reasonableness.

Investment Securities – Fair Value Measurement

As discussed in Notes 1 and 16, investment securities that might not be held until maturity are classified as available for sale (“AFS”) and are reported at fair value in the statement of financial condition. Fair value measurement is based upon market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity.

Within the Fair Value Hierarchy, Level 2 valuation is based on inputs other than quoted prices in Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

The Company carries $144,133,000 in AFS investment securities at fair value, classified as Level 2 fair value measurements that are valued on a recurring basis, for which the determination of fair value requires significant management judgment or estimation.

The principal considerations for our determination that performing procedures relating to the valuation of certain financial instruments is a critical audit matter are the significant judgment and estimation used by management to determine the fair value of these financial instruments, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained, including the involvement of auditor specialist with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

●	These procedures include evaluating the effectiveness of controls relating to the valuation of financial instruments, including controls related to valuation models, significant unobservable inputs, and data.

●	These procedures also included, among others, the involvement of an auditor specialist with specialized skill and knowledge to assist in developing an independent estimate of fair value of these certain financial instruments and comparison of management’s estimate to the independently developed estimate of fair value. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and evaluating the reasonableness of management’s significant unobservable inputs.

We have served as the Company’s auditor since 2021

Salisbury, Maryland

March 28, 2023

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2022	2021

ASSETS
Cash and due from banks	$2,035	$2,111
Interest-bearing deposits in other financial institutions	28,057	60,070
Cash and Cash Equivalents	30,092	62,181
Investment securities available for sale, at fair value	144,133	155,927
Restricted equity securities, at cost	221	1,062
Loans, net of deferred fees and costs	186,440	210,392
Less: Allowance for credit losses(1)	(2,162)	(2,470)
Loans, net	184,278	207,922
Premises and equipment, net	3,277	3,564
Bank owned life insurance	8,493	8,338
Deferred tax assets, net	8,902	956
Accrued interest receivable	1,159	1,085
Accrued taxes receivable	—	301
Prepaid expenses	493	347
Other assets	388	383
Total Assets	$381,436	$442,066

LIABILITIES
Noninterest-bearing deposits	$143,262	$155,624
Interest-bearing deposits	219,685	227,623
Total Deposits	362,947	383,247
Short-term borrowings	—	10,000
Long-term borrowings	—	10,000
Defined pension liability	317	304
Accrued taxes payable	151	—
Accrued expenses and other liabilities	1,967	2,799
Total Liabilities	365,382	406,350

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,865,046 and 2,853,880 shares as of December 31, 2022 and December 31, 2021, respectively.	2,865	2,854
Additional paid-in capital	10,862	10,759
Retained earnings	23,579	22,977
Accumulated other comprehensive (loss) gain	(21,252)	(874)
Total Stockholders' Equity	16,054	35,716

Total Liabilities and Stockholders' Equity	$381,436	$442,066

(1)	Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments – Credit Losses (“ASC 326”), such that the allowance calculation is based on current expected credit loss methodology (“CECL”). Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 4 “Loans and Allowance for Losses on Loans” for details.

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021

INTEREST INCOME
Interest and fees on loans	$8,437	$10,738
Interest and dividends on securities	3,403	2,657
Interest on deposits with banks and federal funds sold	872	122
Total Interest Income	12,712	13,517

INTEREST EXPENSE
Interest on deposits	471	609
Interest on short-term borrowings	348	465
Interest on long-term borrowings	34	—
Total Interest Expense	853	1,074

Net Interest Income	11,859	12,443

Release of credit loss provision	(112)	(975)

Net interest income after provision for credit losses	11,971	13,418

NONINTEREST INCOME
Service charges on deposit accounts	159	160
Other fees and commissions	831	884
Gain (loss) on securities called or sold	2	(588)
Income on life insurance	156	157
Gain on swap contract termination	206	—
Gain on sale of OREO	—	14
Total Noninterest Income	1,354	627

NONINTEREST EXPENSE
Salary and employee benefits	6,406	6,504
Occupancy and equipment expenses	1,272	1,227
Legal, accounting and other professional fees	1,044	701
Data processing and item processing services	997	933
FDIC insurance costs	112	169
Advertising and marketing related expenses	86	88
Loan collection costs	(39)	12
Telephone costs	159	209
Other expenses	1,303	1,109
Total Noninterest Expenses	11,340	10,952

Income before income taxes	1,985	3,093

Income tax expense	240	577

NET INCOME	$1,745	$2,516

Basic and diluted net income per share of common stock	$0.61	$0.88

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Year Ended
	December 31,
	2022	2021

Net income	$1,745	$2,516

Other comprehensive income (loss):

Net unrealized loss on securities available for sale:
Net unrealized loss on securities during the period	(28,555)	(3,048)
Income tax benefit relating to item above	7,858	840
Reclassification adjustment for (gain) loss on sales of securities included in net income	(1)	426
Net effect on other comprehensive loss	(20,698)	(1,782)

Net unrealized gain on interest rate swap:
Net unrealized gain on interest rate swap during the period	441	508
Income tax expense relating to item above	(121)	(140)
Net effect on other comprehensive loss	320	368

Other comprehensive loss	(20,378)	(1,414)

Comprehensive (loss) income	$(18,633)	$1,102

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balances, December 31, 2020	$2,842	10,640	23,071	540	37,093
Net income	—	—	2,516	—	2,516
Cash dividends, $0.40 per share	—	—	(1,138)	—	(1,138)
Dividends reinvested under dividend reinvestment plan	12	119	—	—	131
Transition adjustment pursuant to adoption of ASU 2016-3	—	—	(1,472)	—	(1,472)
Other comprehensive income	—	—	—	(1,414)	(1,414)

Balance, December 31, 2021	2,854	10,759	22,977	(874)	35,716
Net income	—	—	1,745	—	1,745
Cash dividends, $0.40 per share	—	—	(1,143)	—	(1,143)
Dividends reinvested under dividend reinvestment plan	11	103	—	—	114
Transition adjustment pursuant to adoption of ASU 2016-3	—	—	—	—	—
Other comprehensive income	—	—	—	(20,378)	(20,378)

Balance, December 31, 2022	$2,865	$10,862	$23,579	$(21,252)	$16,054

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in the thousands)

	Year Ended
	December 31,
	2022	2021

Cash flows from operating activities:
Net income	$1,745	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	994	995
Release of credit losses provision	(112)	(975)
Deferred income taxes, net	(210)	282
Gain on disposals of assets, net	—	(14)
Gain on termination of swap contracts	206	—
Increase in cash surrender value of bank owned life insurance	(156)	(157)
Loss on sale of available-for-sale investments	—	588
Loss on write-down of Maryland Financial Bank stock	3	—
Decrease in ground rents	—	10
(Increase) decrease in accrued interest receivable	(73)	217
Net decrease (increase) in other assets	215	(244)
Net (increase) decrease in accrued expenses and other liabilities	(387)	438

Net cash provided by operating activities	2,225	3,656

Cash flows from investing activities:
Redemptions, sales and maturities of investment securities available for sale	14,214	57,380
Purchases of investment securities available for sale	(31,540)	(102,870)
Net redemption of Federal Home Loan Bank stock	839	137
Net decrease in loans	23,757	43,776
Proceeds from sale of real estate acquired through foreclosure	—	589
Purchases of premises and equipment	(256)	(287)

Net cash provided (used) in investing activities	7,014	(1,275)

Cash flows from financing activities:
Net (decrease) increase in deposits	(20,299)	33,627
Decrease in short term borrowings	(10,000)	(19,913)
(Decrease) increase in long term borrowings	(10,000)	10,000
Cash dividends paid	(1,143)	(1,138)
Common stock dividends reinvested	114	131

Net cash (used in) provided by financing activities	(41,328)	22,707

Net (decrease) increase in cash and cash equivalents	(32,089)	25,088

Cash and cash equivalents at beginning of year	62,181	37,093

Cash and cash equivalents at end of year	$30,092	$62,181

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$856	$1,078
Income taxes paid	—	480
Net decrease in unrealized depreciation on available for sale securities	(28,556)	(3,048)
Decrease in unrealized depreciation on Swaps	441	508

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

AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision for (or release of) credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2022 and 2021, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

Other Securities

Maryland Financial Bank Dissolution Trust ("the Trust"), is a "liquidating trust" for U.S. federal income tax purposes. The sole purpose of the Trust is to liquidate the remaining assets, resolve the remaining liabilities, and to distribute the net proceeds to the Trust's beneficiaries. This is an equity interest that does not necessarily have a readily determinable fair value for purposes of the ASC Topic 320, Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and lacks a market. This stock was accounted for as a cost-method investment. The remaining asset was liquidated in 2022.

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

From time to time, the Company will originate loans to facilitate the sale of other real estate owned (OREO). Such loans are accounted for using the installment method and any gain on sale is deferred. The Bank financed no sales of OREO for 2022 or 2021.

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

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired in partial or total satisfaction of debts previously contracted with the Company, generally through the foreclosure of loans. These properties are initially recorded at the net realizable value (fair value of collateral less estimated costs to sell). Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the allowance for credit losses - loans. Subsequent declines in net realizable value identified from the ongoing analysis of such properties as well as gains and losses realized from the sale of OREO are recognized in current period earnings within noninterest expense as foreclosed property expense. The net realizable value of these assets is reviewed and updated as circumstances warrant. Loans transferred to OREO through foreclosure proceedings totaled $0 for the year ended December 31, 2021, and 2022.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. We recognized a $0.2 million gain on cancellation of interest rate swap contracts for the year ended December 31, 2022. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Advertising Expense

Advertising costs, which we consider to be media and marketing materials, are expensed as incurred. We incurred $0.1 million in advertising expense during the years ended December 31, 2022 and 2021.

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

Note 2. Restrictions on Cash and Amounts Due from Banks

On March 26, 2020 the Board of Governors of the Federal Reserve System set the reserve requirement ratios to zero percent and reserve requirements were no longer administered.  On December 22, 2020 the zero percent reserve requirement ratio was extended for three years.  At December 31, 2022 and 2021, the average reserve balances were $0.

Note 3. Investment Securities

A summary of the amortized cost and market value of securities available for sale at December 31, 2022 and 2021 is as follows:

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$17,596	$7	$(2,348)	$15,255
Agency mortgage-backed securities	58,801	—	(6,908)	51,893
Municipal securities	43,092	1	(10,796)	32,297
U.S. Government agency securities	45,471	—	(8,891)	36,580
Corporate securities	1,500	—	(175)	1,325
U.S. Treasury securities	6,993	—	(210)	6,783

Total securities available for sale	$173,453	$8	$(29,328)	$144,133

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$21,730	$169	$(211)	$21,688
Agency mortgage-backed securities	56,252	356	(419)	56,189
Municipal securities	44,594	811	(180)	45,225
U.S. Government agency securities	32,616	4	(1,269)	31,351
Corporate securities	1,500	—	(26)	1,474

Total securities available for sale	$156,692	$1,340	$(2,105)	$155,927

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at December 31, 2022 or December 31, 2021. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income or loss. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at December 31, 2022 or December 31, 2021.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021:

	At December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collateralized mortgage obligations	$8,315	$(364)	$6,127	$(1,984)	$14,442	$(2,348)
Agency mortgage-backed securities	20,029	(1,308)	31,865	(5,600)	51,894	(6,908)
Municipal securities	18,456	(5,438)	13,340	(5,358)	31,796	(10,796)
U.S. Government agency securities	13,526	(474)	22,767	(8,417)	36,293	(8,891)
Corporate securities	—	—	1,325	(175)	1,325	(175)
U.S. Treasury securities	6,783	(210)	—	—	6,783	(210)

	$67,109	$(7,794)	$75,424	$(21,534)	$142,533	$(29,328)

	At December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collateralized mortgage obligations	$7,917	$(194)	$876	$(17)	$8,793	$(211)
Agency mortgage-backed securities	42,109	(414)	197	(5)	42,306	(419)
Municipal securities	18,603	(180)	—	—	18,603	(180)
U.S. Government agency securities	13,976	(420)	15,942	(849)	29,918	(1,269)
Corporate securities	1,474	(26)	—	—	1,474	(26)

	$84,079	$(1,234)	$17,015	$(871)	$101,094	$(2,105)

At December 31, 2022 and 2021, the Company did not have any securities that had impairment charges.

The Company's investment securities portfolio consists primarily of debt securities issued by U.S. Government agencies, U.S. Government-sponsored agencies, Corporate securities, state governments and local municipalities. There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2022 and December 31, 2021.

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of December 31, 2022. As of December 31, 2022, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

The Company held fifty-six U.S. Government agency, seventy-four collateralized mortgage obligations, one treasury security and eighty-three agency mortgage-backed securities that were in an unrealized loss position at December 31, 2022. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of credit loss impairment on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2022.

The Company held one corporate security that was in an unrealized loss position at December 31, 2022. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

All municipal securities held in the investment portfolio are reviewed on at least a quarterly basis for credit loss impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Maryland and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2022, the investment portfolio included thirty-five municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

At December 31, 2022 and 2021, investment securities in the amount of approximately $0 and $1.2 million, respectively, were pledged as collateral for interest rate swap contracts for 2021.

Unrealized losses on securities in the investment portfolio amounted to $29.3 million with a total fair value of $142.5 million as of December 31, 2022 compared to unrealized losses of $2.1 million with a total fair value of $101.1 million as of December 31, 2021. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The following table presents investment securities by stated maturity at December 31, 2022. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	At December 31, 2022
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due within one year	$—	$—
Due over one to five years	22,235	21,505
Due over five to ten years	15,891	13,348
Due over ten years	58,930	42,132
Collateralized mortgage obligations	17,596	15,255
Agency mortgage-backed securities	58,801	51,893

Total securities available for sale	$173,453	$144,133

No investment securities were sold in 2022.  Proceeds from sales of available for sale securities prior to maturity totaled $32.7 million for the year ended December 31, 2021.  The Bank realized net losses of $0 and net losses of $588,000 for the years ended December 31, 2022 and 2021, respectively.  Realized gains and losses were calculated based on the amortized cost of the securities at the date of trade.

Note 4. Loans and Allowance for Credit Losses - Loans

The following table sets forth the Company's gross loans by major categories as of December 31, 2022 and 2021:

	December 31,
(dollars in thousands)	2022	2021
Loans Secured by Real Estate
Construction and land	$4,499	$4,087
Farmland	333	342
Single-family residential	80,251	78,119
Multi-family	5,304	5,428
Commercial	42,936	48,729
Total loans secured by real estate	133,323	136,705
Commercial and Industrial
Commercial and industrial	8,990	10,003
SBA guaranty	6,158	6,397
Comm SBA PPP	—	1,047
Total commercial and industrial loans	15,148	17,447
Consumer Loans
Consumer	1,521	2,090
Automobile	36,448	54,150
Total consumer loans	37,969	56,240

Loans, net of deferred fees and costs	186,440	210,392
Less: Allowance for credit losses	(2,162)	(2,470)
Loans, net	$184,278	$207,922

The Company currently manages its credit products and the respective exposure to credit losses by specific portfolio segments and classes, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses. The Company believes each portfolio segment has unique risk characteristics. The Company's loans held for investment is divided into three portfolio segments: loans secured by real estate, commercial and industrial loans, and consumer loans. Each of these segments is further divided into loan classes for purposes of estimating the allowance for credit losses. The Bank has an automotive indirect lending program where loans, collateralized by vehicles, made by car dealers to consumers are acquired by the Bank. The Bank’s indirect loan group included $36.4 million and $54.2 million of such loans at December 31, 2022 and 2021, respectively. The Commercial Small Business Administration (SBA) Paycheck Protection Program (PPP) loan balance was $0 and $1.0 million at December 31, 2022 and 2021, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Included in loans are loans due from directors, executive officers and other related parties of $0 at December 31, 2022, and 2021. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. The Board of Directors approves loans to directors, executive officers and other related parties to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2022 and 2021.

	December 31,
(dollars in thousands)	2022	2021

Balance at beginning of year	$—	$276
Additions	1,078	90
Repayments	(1,078)	(366)
Balance at end of year	$—	$—

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

The following table presents the total allowance by loan segment:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2022	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$5	$11	$1,357	$105	$278	$115	$30	$—	$36	$533	$2,470
Charge-offs	—	—	—	—	—	(200)	(9)	—	(14)	(169)	(392)
Recoveries	—	—	—	—	—	—	—	—	8	188	196
Release for credit losses	39	9	(127)	(2)	(57)	259	1	—	(7)	(227)	(112)

Balance, end of year	$44	$20	$1,230	$103	$221	$174	$22	$—	$23	$325	$2,162

Individually evaluated for impairment:
Balance in allowance	$—	$—	$20	$—	$—	$59	$—	$—	$—	$—	$79
Related loan balance	—	—	34	—	—	300	—	—	—	—	334

Collectively evaluated for impairment:
Balance in allowance	$44	$20	$1,210	$103	$221	$115	$22	$—	$23	$325	$2,083
Related loan balance	4,499	333	80,217	5,304	42,936	8,690	6,158	—	1,521	36,448	186,106

	Loans Secured By Real Estate								Commercial and Industrial Loans				Consumer Loans
December 31, 2021	Construction			Single-family					Commercial			Commercial
(dollars in thousands)	and Land	Farmland		Residential	Multi-family		Commercial		and Industrial	SBA Guaranty		SBA PPP	Consumer		Automobile		Total

Balance, beginning of year	$	$		$	$		$		$	$		$	$		$		$
Impact of ASC 326 adoption	16		9	854		63		199	120		(6)	—		46		273		1,574
Charge-offs	—		—	—		—		—	—		—	—		(2)		(251)		(253)
Recoveries	—		—	408		—		—	—		—	—		—		240		648
Release for credit losses	(11)		—	95		43		79	(6)		36	—		(8)		271		(975)

Balance, end of year	$5		$11	$1,357		$105		$278	$115		$30	$—		$36		$533		$2,470

Individually evaluated for impairment:
Balance in allowance	$—		$—	$10		$—		$—	$—		$—	$—		$—		$—		$10
Related loan balance	—		—	36		—		—	—		—	—		—		—		36

Collectively evaluated for impairment:
Balance in allowance	$5		$11	$1,347		$105		$278	$115		$30	$—		$36		$533		$2,460
Related loan balance	4,087		342	78,083		5,428		48,729	10,003		6,397	1,047		2,090		54,150		210,356

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

The following table rolls forward the Company’s activity for nonaccrual loans during the years 2022 and 2021:

	Loans Secured By Real Estate			Commercial and Industrial Loans		Consumer Loans
	Single-family			Commercial
	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total
(dollars in thousands)
December 31, 2020	$270	$—	$4,029	$—	$—	$34	$179	$4,512
Transfers into nonaccrual			920		71	1	291	1,283
Loans paid down/payoffs	(147)	$—	(3,987)	$—	$—	(1)	(83)	(4,218)
Loans returned to accrual status	—	—	(962)	—	—	(34)	—	(996)
Loans charged off	—	—	—	—	—	—	(243)	(243)

December 31, 2021	$123	$—	$—	$—	$71	$—	$144	$338
Transfers into nonaccrual	31		—	502	—	11	207	751
Loans paid down/payoffs	(50)	$—	—	(3)	$(61)	(11)	(105)	(230)
Loans returned to accrual status	—	—	—	—	—	—	(29)	(29)
Loans charged off	—	—	—	(200)	(10)	—	(132)	(342)

December 31, 2022	$104	$—	$—	$299	$—	$—	$85	$488

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

In the normal course of loan portfolio management, loan originators are responsible for continuous assessment of credit risk arising from the individual borrowers within their portfolio and assigning appropriate risk ratings. Credit Administration is responsible for ensuring the integrity and operation of the risk rating system and maintenance of the watch list. The Bank contracts with an independent third party loan review firm that reviews and validates the internal credit risk program on an annual basis. Results of these reviews are presented to the Audit Committee for approval and then to management for implementation. The loan review process compliments and reinforces the risk identification and assessment decisions made by the lenders and credit personnel as well as the Bank’s policies and procedures.

The following table provides information with respect to the Company's risk ratings by loan portfolio segment:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2022	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$4,499	$333	$80,147	$5,304	$42,936	$8,691	$6,158	$—	$1,521	$36,363	$185,952
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	104	—	—	299	—	—	—	80	483
Doubtful	—	—	—	—	—	—	—	—	—	5	5
Loss	—	—	—	—	—	—	—	—	—	—	—

	$4,499	$333	$80,251	$5,304	$42,936	$8,990	$6,158	$—	$1,521	$36,448	$186,440

Nonaccrual	$—	$—	$104	$—	$—	$299	$—	$—	$—	$85	$488
Troubled debt restructures	$—	$—	$34	$—	$—	$—	$—	$—	$—	$—	$34
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$34	$—	$—	$—	$—	$—	$—	$—	$34
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2021	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$4,072	$342	$77,996	$5,428	$45,307	$10,003	$6,326	$1,047	$2,084	$54,006	$206,611
Special mention	15	—	—	—	3,422	—	—	—	6	4	3,447
Substandard	—	—	123	—	—	—	71	—	—	50	244
Doubtful	—	—	—	—	—	—	—	—	—	90	90
Loss	—	—	—	—	—	—	—	—	—	—	—

	$4,087	$342	$78,119	$5,428	$48,729	$10,003	$6,397	$1,047	$2,090	$54,150	$210,392

Nonaccrual	$—	$—	$123	$—	$—	$—	$71	$—	$—	$144	$338
Troubled debt restructures	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$36	$—	$—	$—	$—	$—	$—	$—	$36
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	—	1

The following tables provide information about credit quality indicators by the year of origination at December 31, 2022 and 2021:

	Origination Year
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Total
December 31, 2022
Loans Secured By Real Estate:
Pass	$11,941	$17,685	$10,337	$9,852	$12,670	$70,838	$133,323
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	104	104
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$11,941	$17,685	$10,337	$9,852	$12,670	$70,838	$133,323
Commercial and Industrial Loans:
Pass	$1,468	$449	$4,056	$875	$3,581	$4,420	$14,849
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	299	—	—	—	—	299
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,468	$748	$4,056	$875	$3,581	$4,420	$15,148
Consumer Loans:
Pass	$6,573	$8,632	$5,187	$6,792	$8,113	$2,587	$37,884
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	27	13	—	40	5	85
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$6,573	$8,659	$5,200	$6,792	$8,153	$2,592	$37,969

	Origination Year
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Total
December 31, 2021
Loans Secured By Real Estate:
Pass	$16,498	$12,135	$10,671	$13,558	$6,715	$73,568	$133,145
Special mention	—	—	—	787	—	2,650	3,437
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	123	123
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$16,498	$12,135	$10,671	$14,345	$6,715	$76,341	$136,705
Commercial and Industrial Loans:
Pass	$2,766	$4,172	$1,066	$4,128	$1,198	$4,046	$17,376
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	71	71
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,766	$4,172	$1,066	$4,128	$1,198	$4,117	$17,447
Consumer Loans:
Pass	$12,270	$8,222	$11,176	$16,706	$4,908	$2,808	$56,090
Special mention	—	—	—	6	—	—	6
Substandard	—	—	—	—	—	—	—
Nonaccrual	28	5	38	40	29	4	144
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$12,298	$8,227	$11,214	$16,752	$4,937	$2,812	$56,240

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

There were no new loans modified as TDRs for the years ended December 31, 2022 and 2021.

At December 31, 2022, the recorded investment in TDR’s reflected one loan in the amount of $34,048 which is on nonaccrual. At December 31, 2021, the recorded investment in TDR’s reflected one loan in the amount of $36,139 which was on nonaccrual.

The Bank has no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans.

Asset Quality

The following table presents the loan portfolio segments summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2022 and 2021:

			90 Days or
		30-89 Days	More and
December 31, 2022	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$4,499	$—	$—	$—	$4,499
Farmland	333	—	—	—	333
Single-family residential	79,952	185	10	104	80,251
Multi-family	5,304	—	—	—	5,304
Commercial	42,936	—	—	—	42,936
Total loans secured by real estate	133,024	185	10	104	133,323
Commercial and Industrial
Commercial and industrial	8,691	—	—	299	8,990
SBA guaranty	6,158	—	—	—	6,158
Comm SBA PPP	—	—	—	—	—
Total commercial and industrial loans	14,849	—	—	299	15,148
Consumer Loans
Consumer	1,521	—	—	—	1,521
Automobile	36,037	326	—	85	36,448
Total consumer loans	37,558	326	—	85	37,969

	$185,431	$511	$10	$488	$186,440

			90 Days or
		30-89 Days	More and
December 31, 2021	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$4,087	$—	$—	$—	$4,087
Farmland	342	—	—	—	342
Single-family residential	77,981	—	15	123	78,119
Multi-family	5,428	—	—	—	5,428
Commercial	48,729	—	—	—	48,729
Total loans secured by real estate	136,567	—	15	123	136,705
Commercial and Industrial
Commercial and industrial	10,003	—	—	—	10,003
SBA guaranty	6,326	—	—	71	6,397
Comm SBA PPP	1,047	—	—	—	1,047
Total commercial and industrial loans	17,376	—	—	71	17,447
Consumer Loans
Consumer	2,086	4	—	—	2,090
Automobile	53,655	351	—	144	54,150
Total consumer loans	55,741	355	—	144	56,240

	$209,684	$355	$15	$338	$210,392

Loans on which the accrual of interest has been discontinued totaled $0.5 million and $0.3 million at December 31, 2022 and 2021, respectively. The Bank recognizes interest income on non-accrual loans using a cash basis method for the time they are on non-accrual.  Interest income that was recognized on these non-accrual loans totaled $29,000 and $14,000 for the years ended December 31, 2022 and 2021. Loans past due 90 days or more and still accruing interest totaled $10,000, and $15,000 at December 31, 2022 and 2021, respectively. Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Nonaccrual loans with specific reserves at December 31, 2022 are comprised of:

Consumer – One loan to in the amount of $34,048 with $20,491 of specific reserves established for the loans.

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

		Unpaid	Interest		Average
December 31, 2022	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	14	34	2	20	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	14	34	2	20	48
Commercial and Industrial
Commercial and industrial	240	299	19	59	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	240	299	19	59	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$254	$333	$21	$79	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	70	70	2	n/a	79
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	70	70	2	—	79
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	85	85	6	n/a	107
Total consumer loans	85	85	6	n/a	107
Total impaired loans with no specific reserve	$155	$155	$8	$—	$186

		Unpaid	Interest		Average
December 31, 2021	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	26	36	2	10	49
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	26	36	2	10	49
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$26	$36	$2	$10	$49

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	87	87	3	n/a	98
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	87	87	3	—	98
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	71	71	1	n/a	71
Total commercial and industrial loans	71	71	1	—	71
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	143	143	8	n/a	181
Total consumer loans	143	143	8	n/a	181
Total impaired loans with no specific reserve	$301	$301	$12	$—	$350

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful	December 31,
	lives	2022	2021

(dollars in thousands)

Land		$685	$685
Buildings	5-50 years	6,781	6,723
Equipment and fixtures	5-30 years	8,515	8,354
Construction in progress		71	36
Operating Lease Assets		366	478
		16,418	16,276
Accumulated depreciation		(13,141)	(12,712)

		$3,277	$3,564

Depreciation expense totaled $0.3 million for the years ended December 31, 2022 and 2021. Amortization of software totaled $0.1 million for the years ended December 31, 2022 and 2021.

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Bank leases its Severna Park and Linthicum branches. Minimum lease obligations under the Severna Park branch are $25,000 per year through September 2023. Minimum lease obligations under the Linthicum branch are $153,219 per year through December 2024, adjusted annually on a pre-determined basis. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Income from rent totaled $74,898 and $69,312 and rent expense totaled $182,081 and $177,845 for the years ended December 31, 2022 and 2021, respectively. The Bank uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised.

Future minimum payments of the Bank’s operating leases as of December 31, 2022 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2023	$188
2024	167
2025	10
2026	8
2027	4
Thereafter	—
Total	$377

Note 6. Federal Home Loan Bank, Short- and Long-term Borrowings

The Bank owned 2,212 shares of common stock of the FHLB at December 31, 2022. The Bank is required to maintain an investment of 0.05% of total assets with a dollar cap of $31.7 million, adjusted annually, plus 3.75% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 25% of the Bank’s total assets, or approximately $103.9 million at December 31, 2022. Short-and long-term advances totaled $0 under this credit arrangement at December 31, 2022 and short- and long-term advances were both $10.0 million, respectively, at December 31, 2021. This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings approximated $10.4 million and $19.8 million for 2022 and 2021, respectively and the weighted average interest rate was 2.30% and 2.34%, respectively. Average long-term borrowings approximated $6.2 million and $2.1 million for 2022 and 2021, respectively.

At December 31, 2022 the Bank had available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million.

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

As of December 31, 2022, the Company had $0 outstanding interest rate swaps designated as a cash flow hedges. As of December 31, 2021, the Company had three outstanding interest rate swaps designated as a cash flow hedges with an aggregate notional value of $20.0 million. The agreements had five year terms and stipulates that the counterparty will pay the Company interest at three-month LIBOR and the Company paid fixed rates of interest at 2.105%, 2.235% and 2.246% on the $10.0 million, $5.0 million and $5.0 million notional amounts, respectively. These interest rate swaps of $10.0 million, $5.0 million and $5.0 million mature on October 2022, July 2023, and August 2023, respectively, and hedge three-month FHLB advances that will be renewed every year at the SOFR interest rate at that time. The $10.0 million contract is an interest rate swap that became effective in November 2017 was paid in full as of October 31, 2022, and the two $5.0 million contracts were interest rate swaps that became effective in July 2018 and August 2018. These were terminated early on October 31, 2022, with a gain of $206,000 recognized in noninterest income.

The cash flow hedges were determined to be fully effective during all periods presented. As such, no ineffectiveness has been included in net income.

The following table reflects information about swaps designated as cash flow hedges as of December 31, 2022 and 2021:

					At December 31,
					2022		2021
						Unrealized		Unrealized
	Notional	Pay	Receive		Assets/	Loss	Assets/	Loss
(dollars in thousands)	Amount	Rate	Rate	Term	Liabilities	AOCI	Liabilities	AOCI

Interest rate swap on FHLB advance	$10,000	2.105%	3M LIBOR	11/2017 - 10/2022	$—	$—	$(174)	$(126)

Interest rate swap on FHLB advance	5,000	2.235%	3M LIBOR	7/2018 - 7/2023	—	—	(136)	(99)

Interest rate swap on FHLB advance	5,000	2.246%	3M LIBOR	8/2018 - 8/2023	—	—	(132)	(96)

Total	$20,000				$—	$—	$(442)	$(321)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income during the year ended December 31, 2022 and December 31, 2021:

		Years Ended December 31,
(dollars in thousands)	Bank Position	2022	2021

Interest rate swap on FHLB advance	Pay fixed/receive variable	$(65)	$(194)

Interest rate swap on FHLB advance	Pay fixed/receive variable	(38)	(105)

Interest rate swap on FHLB advance	Pay fixed/receive variable	(47)	(105)

Total		$(150)	$(404)

The Bank is required to pledge securities as collateral for all swaps with dealer counterparties.  The fair value of cash or investment securities pledged as collateral by the Bank totaled $0 and $1,175,000 at December 31, 2022 and 2021.

Note 7. Deposits

The following table summarizes the major classifications of deposit balances as of the dates indicated:

	December 31,
	2022	2021

(dollars in thousands)
Noninterest-bearing deposits	$143,262	$155,624

Interest-bearing deposits:
Interest-bearing checking	40,086	37,305
Money Market	15,791	23,103
Savings	113,101	106,818
Time deposits, $100,000 or more	19,999	24,624
Time deposits below $100,000	30,708	35,773
Total interest- bearing deposits	219,685	227,623

Total Deposits	$362,947	$383,247

Interest expense on deposits for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021

(dollars in thousands)
Interest-bearing checking	$11	$11
Money Market	12	11
Savings	59	51
Time deposits, $100,000 or more	183	248
Time deposits below $100,000	206	288
Total Interest Expense	$471	$609

The Bank recognized $0.2 million of fee income from deposits for the years ended December 31, 2022 and 2021.

At December 31, 2022, the scheduled maturities of time deposits are approximately as follows:

(dollars in thousands)	Amount
Maturing in:
2023	$26,461
2024	13,664
2025	4,187
2026	3,941
2027	2,125
2027 and thereafter	329
Total Time Deposits	$50,707

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2.1 million and $2.2 million at December 31, 2022 and 2021, respectively.

The Bank had no brokered deposits at December 31, 2022 and 2021.

Note 8. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2022 and 2021:

	2022	2021

(dollars in thousands)
Current income tax expense:
Federal	$302	$211
State	148	84

Total current tax expense	450	295

Deferred income tax expense:
Federal	(147)	198
State	(63)	84

Total deferred tax expense	(210)	282

Total Income tax expense	$240	$577

A reconciliation of income tax expense computed at the statutory rate of 21% at December 31, 2022 and December 31, 2021 to the actual income tax expense for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021

(dollars in thousands)
Income tax expense at federal statutory rate	$417	$650
(Decrease) increase resulting from:
Tax-exempt income	(212)	(181)
Bank owned life insurance	(33)	(33)
State income taxes, net of Federal income tax benefit	68	133
Other	—	8
Total income tax expense	$240	$577

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2022 and 2021 are as follows:

	2022	2021

(dollars in thousands)
Deferred income tax benefits:
Accrued deferred compensation	$87	$84
Allowance for credit losses	386	376
Accumulated depreciation	(18)	(22)
Accrued Liabilities	144	—
Reserve for unfunded commitments	131	102
Accounting standard 310-20	(145)	(144)
Right of use asset	(101)	(132)
Lease liability	101	132
Accumulated securities premium accretion	248	228
Net unrealized depreciation on investment securities available for sale	8,069	211
Net unrealized loss on Swaps	—	121

Net deferred income tax benefits	$8,902	$956

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future. At December 31, 2022 and 2021, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes. We file income tax returns in the US federal jurisdictions.  We are no longer subject to US federal income tax examinations by tax authorities for years before 2018.

Income tax expense was $0.24 million and $0.58 million at December 2022 and 2021, respectively.

Note 9. Pension and Profit Sharing Plans

The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.  Annual contributions, included in employee benefit expense, totaled $277,000 and $493,000 for the years ended December 31, 2022 and 2021, respectively.

Note 10. Other Benefit Plans

The Company is the owner and beneficiary of BOLI policies on certain current and former employees. Cash value totaled $8.5 million and $8.3 million at December 31, 2022 and 2021, respectively. Income on insurance investment totaled $0.2 million for years ended 2022 and 2021.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees.  Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 11. Other Noninterest Expenses

Other noninterest expenses include the following:

	Year Ended December 31,
	2022	2021
(dollars in thousands)
Loan related expenses	$145	$195
Other ATM expenses	41	36
Director, executive and audit committee fees and expenses	177	167
Postage, delivery and courier expenses	81	70
Office supplies expenses	38	35
Credit report fees	24	38
Dues and subscription fees	112	93
Examination and assessment fees	51	48
Federal Reserve and correspondent bank services	27	30
Foreclosed property expenses	—	23
Liability insurance	109	85
Provision (release) for unfunded commitments	107	(119)
Card services	114	114
NASDAQ registration	61	56
Investor services	41	43
Other	175	195

Total Other Noninterest Expense	$1,303	$1,109

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	December 31,
	2022	2021
(dollars in thousands)
Loan commitments:
Other mortgage loans	$9,280	$2,863

Unused lines of credit:
Home-equity lines	$10,142	$9,224
Commercial lines	10,717	15,432
Unsecured consumer lines	579	648

	$21,438	$25,304

Letters of credit:	$45	$55

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2022 and December 31, 2021, the Bank accrued $477,215 and $370,680, respectively, as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

Retained earnings from which dividends may not be paid without prior approval totaled approximately $20.7 million at December 31, 2022 and $20.2 million at December 31, 2021 based on the earnings restrictions and minimum capital ratio requirements noted below.

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

At December 31, 2022, shares of common stock reserved for issuance under the plan totaled 25,739.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend Reinvestment and Stock Purchase Plan

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2022 and 2021, shares of common stock purchased under the plan totaled 11,166 and 11,841, respectively. At December 31, 2022, shares of common stock reserved for issuance under the plan totaled 53,531.

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

At December 31, 2022, shares of common stock reserved for issuance under the plan totaled 183,348.

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

As of December 31, 2022 and 2021, the Bank was well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2022 and 2021, that the Bank met all capital adequacy requirements to which they were subject. The following table presents actual and required capital ratios as of December 31, 2022 and 2021 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2022 and December 31, 2021 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Management has determined that the Company’s risk-based capital ratios are not materiality different than the Bank’s and are not reflected in the table below.

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Common Equity Tier 1 Capital	$37,963	16.45%	$10,383	4.50%	$14,998	6.50%
Total Risk-Based Capital	$39,866	17.28%	$18,459	8.00%	$23,074	10.00%
Tier 1 Risk-Based Capital	$37,963	16.45%	$13,845	6.00%	$18,459	8.00%
Tier 1 Leverage	$37,963	9.53%	$15,938	4.00%	$19,922	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Common Equity Tier 1 Capital	$37,592	15.32%	$11,044	4.50%	$15,952	6.50%
Total Risk-Based Capital	$39,329	16.03%	$19,634	8.00%	$24,542	10.00%
Tier 1 Risk-Based Capital	$37,592	15.32%	$14,725	6.00%	$19,634	8.00%
Tier 1 Leverage	$37,592	8.40%	$17,910	4.00%	$22,388	5.00%

Note 14. Earnings Per Common Share

The calculation of net income per common share for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended
	December 31,
	2022	2021
Basic earnings per share:
Net income	$1,745,182	$2,516,387
Weighted average common shares outstanding	2,859,239	2,848,465
Basic net income per share	$0.61	$0.88

Diluted earnings per share calculations were not required for 2022 and 2021 as there were no options outstanding at December 31, 2022 and 2021.

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

The following table presents the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2022 and 2021. Items that are not financial instruments are not included.

	December 31, 2022		December 31, 2021
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,035	$2,035	$2,111	$2,111
Interest-bearing deposits in other financial institutions	22,680	22,680	56,434	56,434
Federal funds sold	5,377	5,377	3,636	3,636
Investment securities available for sale	144,133	144,133	155,927	155,927
Investments in restricted stock	221	221	1,062	1,062
Ground rents	131	131	131	131
Loans, less allowance for credit losses	184,278	177,254	207,922	211,541
Accrued interest receivable	1,159	1,159	1,085	1,085
Cash value of life insurance	8,493	8,493	8,338	8,338

Financial liabilities:
Deposits	362,947	299,773	383,247	383,910
Long-term borrowings	—	—	10,000	9,888
Short-term borrowings	—	—	10,000	10,000
Accrued interest payable	9	9	11	11
Unrecognized financial instruments:
Commitments to extend credit	30,718	30,718	28,167	28,167
Standby letters of credit	45	45	55	55

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
December 31, 2022	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$30,092	$30,092	$30,092	—	$—
Loans receivable, net	184,278	177,254	—	—	177,254
Cash value of life insurance	8,493	8,493	—	8,493	—
Financial instruments - Liabilities
Deposits	362,947	299,773	48,090	251,683	—

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

Fair value measurements on a recurring and non-recurring basis at December 31, 2022 and 2021 are as follows:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
December 31, 2022
Recurring:
Securities available for sale
U.S. Treasury	$—	$6,783	$—	$6,783
State and Municipal	—	32,297	—	32,297
Mortgaged-backed	—	103,728	—	103,728
Corporate securities	—	1,325	—	1,325

Non-recurring:
Impaired loans	—	—	330	330
	$—	$144,133	$330	$144,463
December 31, 2021
Recurring:
Securities available for sale
State and Municipal	—	45,225	—	45,225
Mortgaged-backed	—	109,228	—	109,228
Corporate securities	—	1,474	—	1,474
Interest rate swap	—	(442)	—	(442)

Non-recurring:
Maryland Financial Bank stock	—	—	3	3
Impaired loans	—	—	317	317
	$—	$155,485	$320	$155,805

Securities available for sale and interest rate swaps are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Bank determines such fair values from independent appraisals. Based on these appraisals, management has applied a specific valuation allowance allocation of $80,000 and $10,000 in 2022 and 2021, respectively, to the impaired loans, which management considers to be level 3 inputs.

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

Note 18. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

___________________________________________Balance Sheets________________________________________

December 31,	2022	2021

(dollars in thousands)
Assets

Cash	$77	$99
Investment in The Bank of Glen Burnie	15,975	35,614
Other assets	2	3

Total assets	$16,054	$35,716

Liabilities and Stockholders’ Equity

Stockholders’ equity:
Common stock	2,865	2,854
Surplus	10,862	10,759
Retained earnings	23,579	22,977
Accumulated other comprehensive loss, net of benefits	(21,252)	(874)
Total stockholders’ equity	16,054	35,716

Total liabilities and stockholders’ equity	$16,054	$35,716

__________________________________________Statements of Income___________________________________

Year Ended December 31,	2022	2021

(dollars in thousands)

Dividends and distributions from subsidiary	$1,210	$1,200
Other expenses	(243)	(245)
Income before income tax benefit and equity in undistributed net income of subsidiary	967	955
Income tax benefit	39	44
Change in undistributed equity of subsidiary	739	1,517

Net income	$1,745	$2,516

___________________________________Statements of Cash Flows_______________________________________

Year Ended December 31,	2022	2021

	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,745	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	—	(3)
Change in undistributed equity of subsidiary	(739)	(1,517)

Net cash provided by operating activities	1,006	996

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	115	130
Dividends paid	(1,143)	(1,138)

Net cash used in financing activities	(1,028)	(1,008)

Decrease in cash	(22)	(12)

Cash, beginning of year	99	111

Cash, end of year	$77	$99

Note 19. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

__________________________________________2022__________________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,458	$3,308	$3,030	$2,916
Interest expense	120	271	228	234
Net interest income	3,338	3,037	2,802	2,682
Provision for credit losses	66	39	(117)	(100)
Net securities gains	—	2	—	—
Gain on swap contract termination	206	—	—	—
Income before income taxes	994	395	345	251
Net income	830	375	309	231
Net income per share (basic and diluted)	$0.29	$0.13	$0.11	$0.08

___________________________________________2021______________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,461	$3,605	$3,290	$3,161
Interest expense	251	265	274	284
Net interest income	3,210	3,340	3,016	2,877
Provision for credit losses	(382)	(122)	(67)	(404)
Net securities gains	(589)	1	—	—
Income before income taxes	693	1,131	570	699
Net income	555	888	479	594
Net income per share (basic and diluted)	$0.19	$0.31	$0.17	$0.21