Form 10-Q
period 2023-03-31
GLEN BURNIE BANCORP
filed 2023-05-11
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2023, was 2,872,834.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$1,959	$2,035
Interest-bearing deposits in other financial institutions	12,633	28,057
Cash and Cash Equivalents	14,592	30,092

Investment securities available for sale, at fair value	144,726	144,133
Restricted equity securities, at cost	191	221

Loans, net of deferred fees and costs	184,141	186,440
Less: Allowance for credit losses	(2,161)	(2,162)
Loans, net	181,980	184,278

Premises and equipment, net	3,171	3,277
Bank owned life insurance	8,532	8,493
Deferred tax assets, net	8,142	8,902
Accrued interest receivable	1,259	1,159
Accrued taxes receivable	8	—
Prepaid expenses	479	493
Other assets	333	388
Total Assets	$363,413	$381,436

LIABILITIES
Noninterest-bearing deposits	$136,324	$143,262
Interest-bearing deposits	206,690	219,685
Total Deposits	343,014	362,947

Defined pension liability	318	317
Accrued Taxes Payable	—	151
Accrued expenses and other liabilities	1,846	1,967
Total Liabilities	345,178	365,382

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,868,504 and 2,865,046 shares as of March 31, 2023 and December 31, 2022, respectively.	2,869	2,865
Additional paid-in capital	10,888	10,862
Retained earnings	23,727	23,579
Accumulated other comprehensive loss	(19,249)	(21,252)
Total Stockholders' Equity	18,235	16,054

Total Liabilities and Stockholders' Equity	$363,413	$381,436

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans	$2,087	$2,168
Interest and dividends on securities	965	698
Interest on deposits with banks and federal funds sold	233	50
Total Interest Income	3,285	2,916

INTEREST EXPENSE
Interest on deposits	107	124
Interest on short-term borrowings	—	102
Interest on long-term borrowings	—	8
Total Interest Expense	107	234

Net Interest Income	3,178	2,682

Provision (release) for credit losses	(42)	(100)
Net interest income after provision (release)	3,220	2,782

NONINTEREST INCOME
Service charges on deposit accounts	42	42
Other fees and commissions	164	174
Income on life insurance	39	38
Total Noninterest Income	245	254

NONINTEREST EXPENSE
Salary and benefits	1,698	1,620
Occupancy and equipment expenses	327	331
Legal, accounting and other professional fees	263	324
Data processing and item processing services	267	226
FDIC insurance costs	45	26
Advertising and marketing related expenses	22	22
Loan collection costs	1	(75)
Telephone costs	41	44
Other expenses	280	266
Total Noninterest Expenses	2,944	2,784

Income before income taxes	521	252

Income tax expense	86	21

NET INCOME	$435	$231

Basic and diluted net income per share of common stock	$0.15	$0.08

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net income	$435	$231

Other comprehensive income (loss):

Net unrealized income (loss) on securities available for sale:
Net unrealized income (loss) on securities during the period	2,763	(11,937)
Income tax (expense) benefit relating to item above	(760)	3,285
Net effect on other comprehensive income (loss)	2,003	(8,652)

Net unrealized gain on interest rate swaps:
Net unrealized gain on interest rate swap during the period	-	337
Income tax expense relating to item above	-	(93)
Net effect on other comprehensive loss	-	244

Other comprehensive income (loss)	2,003	(8,408)

Comprehensive income (loss)	$2,438	$(8,177)

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2021	$2,854	$10,759	$22,977	$(874)	$35,716

Net income	—	—	231	—	231
Cash dividends, $0.10 per share	—	—	(286)	—	(286)
Dividends reinvested under
dividend reinvestment plan	2	25	—	—	27
Other comprehensive loss	—	—	—	(8,408)	(8,408)

Balance, March 31, 2022	$2,856	$10,784	$22,922	$(9,282)	$27,280

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2022	$2,865	$10,862	$23,579	$(21,252)	$16,054

Net income	—	—	435	—	435
Cash dividends, $0.10 per share	—	—	(287)	—	(287)
Dividends reinvested under
dividend reinvestment plan	4	26	—	—	30
Other comprehensive gain	—	—	—	2,003	2,003

Balance, March 31, 2023	$2,869	$10,888	$23,727	$(19,249)	$18,235

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$435	$231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion of premises and equipment	103	107
Amortization, and accretion of investment securities available for sale	37	91
Release for credit losses	(42)	(100)
Increase in cash surrender value of bank owned life insurance	(39)	(38)
Decrease in ground rents	3	—
Increase in accrued interest receivable	(101)	(39)
Net decrease (increase) in other assets	58	(118)
Net decrease in accrued expenses and other liabilities	(224)	(364)

Net cash provided by (used in) operating activities	230	(230)

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	2,134	3,527
Purchases of investment securities available for sale	—	(7,000)
Net sale (purchase) of Federal Home Loan Bank stock	30	(11)
Net decrease in loans	2,339	6,151
Purchases of premises and equipment	(43)	(47)

Net cash provided by investing activities	4,460	2,620

Cash flows from financing activities:
Net (decrease) increase in deposits	(19,933)	4,528
Cash dividends paid	(287)	(286)
Common stock dividends reinvested	30	27

Net cash (used in) provided by financing activities	(20,190)	4,269

Net (decrease) increase in cash and cash equivalents	(15,500)	6,659

Cash and cash equivalents at beginning of period	30,092	62,181

Cash and cash equivalents at end of period	$14,592	$68,840

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$99	$228
Net income taxes paid	245	—
Net decrease (increase) in unrealized depreciation on available for sale securities	2,763	(11,937)
Net decrease in unrealized depreciation on swaps	—	337

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2023 and December 31, 2022, the results of operations for the three-month period ended March 31, 2023 and 2022, and the statements of cash flows for the three-month period ended March 31, 2023 and 2022. The operating results for the three-month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or any future interim period. The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023. The unaudited consolidated financial statements for March 31, 2023 and 2022, the consolidated balance sheet at December 31, 2022, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. There have not been any significant changes in the Company's significant accounting policies.

Allowance for Credit Losses – Loans Receivable

Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), such that the allowance calculation is based on the current expected credit loss (“CECL”) methodology. Prior to January 1, 2021, the calculation was based on incurred loss methodology. See Note 7 "Recent Accounting Pronouncements" and Note 5 "Loans Receivable and Allowance for Credit Losses" for details. The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

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

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2022 and March 31, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $34.6 million on March 31, 2023. The reserve for unfunded commitments is recognized as a liability (accrued expenses and other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

Reclassifications

Certain items in the fiscal year 2022 consolidated financial statements have been reclassified to conform to the fiscal year 2023 classifications. The reclassifications had no effect on previously reported results of operations or retained earnings.

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

	Three Months Ended
	March 31,
	2023	2022
Basic and diluted earnings per share:
Net income	$435,021	$230,733
Weighted average common shares outstanding	2,867,082	2,855,253
Basic and dilutive net income per share	$0.15	$0.08

Diluted earnings per share calculations were not required for the three-month periods ended March 31, 2023 and 2022, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at March 31, 2023 or December 31, 2022. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at March 31, 2023 or December 31, 2022.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at March 31, 2023 and December 31, 2022:

	At March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$17,090	$4	$(2,217)	$14,877
Agency mortgage-backed securities	57,170	—	(6,078)	51,092
Municipal securities	43,067	7	(9,641)	33,433
Corporate Securities	1,500	—	(185)	1,315
U.S. Government agency securities	45,462	—	(8,283)	37,179
U.S. Treasury securities	6,995	—	(165)	6,830

Total securities available for sale	$171,284	$11	$(26,569)	$144,726

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$17,596	$7	$(2,348)	$15,255
Agency mortgage-backed securities	58,801	—	(6,908)	51,893
Municipal securities	43,092	1	(10,796)	32,297
Corporate Securities	1,500	—	(175)	1,325
U.S. Government agency securities	45,471	—	(8,891)	36,580
U.S. Treasury securities	6,993	—	(210)	6,783

Total securities available for sale	$173,453	$8	$(29,328)	$144,133

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022 are as follows:

March 31, 2023	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$5,010	$(84)	$9,114	$(2,133)	$14,124	$(2,217)
Agency mortgage-backed securities	11,707	(369)	39,385	(5,709)	51,092	(6,078)
Municipal securities	3,968	(35)	26,882	(9,606)	30,850	(9,641)
Corporate Securities	—	—	1,315	(185)	1,315	(185)
U.S. Government agency securities	12,968	(310)	24,211	(7,973)	37,179	(8,283)
U.S. Treasury securities	—	—	6,830	(165)	6,830	(165)
	$33,653	$(798)	$107,737	$(25,771)	$141,390	$(26,569)

December 31, 2022	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$8,315	$(364)	$6,127	$(1,984)	$14,442	$(2,348)
Agency mortgage-backed securities	20,029	(1,308)	31,865	(5,600)	51,894	(6,908)
Municipal securities	18,456	(5,438)	13,340	(5,358)	31,796	(10,796)
Corporate Securities	—	—	1,325	(175)	1,325	(175)
U.S. Government agency securities	13,526	(474)	22,767	(8,417)	36,293	(8,891)
U.S. Treasury securities	6,783	(210)	—	—	6,783	(210)
	$67,109	$(7,794)	$75,424	$(21,534)	$142,533	$(29,328)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of March 31, 2023. As of March 31, 2023, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At March 31, 2023, the Company recorded unrealized losses in its portfolio of debt securities totaling $26,569,000 related to 256 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

At December 31, 2022, the Company recorded unrealized losses in its portfolio of debt securities totaling $29,328,000 related to 256 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

Shown below are contractual maturities of debt securities at March 31, 2023. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2023

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$6,995	$6,830	2.20%
Over one to five years	20,640	19,731	2.28%
Over five to ten years	34,805	31,332	2.06%
Over ten years	108,844	86,833	2.36%
Total debt securities	$171,284	$144,726

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	March 31,		December 31,
	2023		2022
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$4,320	2	$4,499	2
Farmland	331	—	333	—
Single-family residential	81,506	44	80,251	43
Multi-family	5,269	3	5,304	3
Commercial	43,205	24	42,936	23
Total loans secured by real estate	134,631		133,323
Commercial and Industrial
Commercial and industrial	10,336	6	8,990	5
SBA guaranty	6,076	3	6,158	3
Total commercial and industrial loans	16,412		15,148
Consumer Loans
Consumer	1,577	1	1,521	1
Automobile	31,521	17	36,448	20
Total consumer loans	33,098		37,969

Loans, net of deferred fees and costs	184,141	100	186,440	100
Less: Allowance for credit losses	(2,161)		(2,162)
Loans, net	$181,980		$184,278

The Bank’s net loans totaled $182.0 million on March 31, 2023, compared to $184.3 million on December 31, 2022, a decrease of $2.3 million, or 1.25%. Construction and land loans decreased from $4.5 million on December 31, 2022, to $4.3 million on March 31, 2023, a decrease of $0.2 million, or 3.97%. Farmland loans were $0.3 million at March 31, 2023 and December 31, 2022. Single-family residential loans increased from $80.3 million on December 31, 2022, to $81.5 million on March 31, 2023, an increase of $1.3 million, or 1.56%. Multi-family residential loans were $5.3 million on March 31, 2023 and on December 31, 2022. Commercial real estate loans increased $0.3 million, or 0.63%, to $ 43.2 at March 31, 2023, compared to $42.9 million on December 31, 2022. Commercial and industrial loans increased by $1.3 million, or 14.97%, to $10.3 million on March 31, 2023, compared to $9.0 million on December 31, 2022. SBA guaranty loans were $6.1 million on March 31, 2023, a decrease of $0.1 million, or 1.33%, compared to $6.2 million at December 31, 2022. Consumer loans increased by $0.1 million, or 3.66% to $1.6 million on March 31, 2023, compared to $1.5 million on December 31, 2022. Automobile loans decreased from $36.4 million on December 31, 2022, to $31.5 million on March 31, 2023, a decrease of $4.9 million or 13.52%.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2023 and the year ended December 31, 2022 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
March 31, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$44	$20	$1,230	$103	$221	$174	$22	$23	$325	$2,162
Charge-offs	—	—	—	—	—	—	—	—	(8)	(8)
Recoveries	—	—	—	—	—	—	—	—	49	49
Release (provision) for credit losses	(4)	(1)	(29)	(3)	(5)	110	(3)	(1)	(106)	(42)

Balance, end of quarter	$40	$19	$1,201	$100	$216	$284	$19	$22	$260	$2,161

Individually evaluated for impairment:
Balance in allowance	$—	$—	$21	$—	$149	$—	$—	$—	$—	$170
Related loan balance	—	—	33	—	299	—	—	—	—	332

Collectively evaluated for impairment:
Balance in allowance	$40	$19	$1,180	$100	$67	$284	$19	$22	$260	$1,991
Related loan balance	4,320	331	81,473	5,269	42,906	10,336	6,076	1,577	31,521	183,809

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2022	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer		Automobile	Total

Balance, beginning of year	$5	$11	$1,357	$105	$278	$115	$30		$36	$533	$2,470
Charge-offs	—	—	—	—	—	(200)	(9)	-14	(14)	(169)	(392)
Recoveries	—	—	—	—	—	—	—		8	188	196
Release (provision) for credit losses	39	9	(127)	(2)	(57)	259	1		(7)	(227)	(112)

Balance, end of the year	$44	$20	$1,230	$103	$221	$174	$22	23	23	$325	$2,162

Individually evaluated for impairment:
Balance in allowance	$—	$—	$20	$—	$—	$59	$—		$—	$—	$79
Related loan balance	—	—	34	—	—	300	—		—	—	334

Collectively evaluated for impairment:
Balance in allowance	$44	$20	$1,210	$103	$221	$115	$22		$23	$325	$2,083
Related loan balance	4,499	333	80,217	5,304	42,936	8,690	6,158		1,521	36,448	186,106

	March 31,	March 31,
(dollars in thousands)	2023	2022
Average loans	$184,787	$207,321
Net charge offs to average loans (annualized)	(0.09)%	(0.02)%

During the three-month period ended March 31, 2023, loans to 3 borrowers and related entities totaling approximately $8,000 were determined to be uncollectible and were charged off. During the three-month period ended March 31, 2022, loans to 5 borrowers and related entities totaling approximately $64,000 were determined to be uncollectible and were charged off.

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

As of March 31, 2023, and 2022, the Bank had outstanding commitments totaling $34.6 million and $28.1 million, respectively. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended
	Ended March 31,
(dollars in thousands)	2023	2022
Beginning balance	$477	$371
Reduction of unfunded reserve	—	(17)
Provisions charged to operations	5	—

Ending balance	$482	$354

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2023.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At March 31, 2023			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,320	$—	$—	$—	$4,320
Farmland	331	—	—	—	331
Single-family residential	81,284	111	10	100	81,506
Multi-family	5,269	—	—	—	5,269
Commercial	43,205	—	—	—	43,205
Total loans secured by real estate	134,409	111	10	100	134,631
Commercial and Industrial
Commercial and industrial	10,036	—	—	300	10,336
SBA guaranty	6,076	—	—	—	6,076
Total commercial and industrial loans	16,112	—	—	300	16,412
Consumer Loans
Consumer	1,529	48	—	—	1,577
Automobile	31,258	195	—	68	31,521
Total consumer loans	32,787	243	—	68	33,098

	$183,308	$354	$10	$468	$184,141

At December 31, 2022			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,499	$—	$—	$—	$4,499
Farmland	333	—	—	—	333
Single-family residential	79,952	185	10	104	80,251
Multi-family	5,304	—	—	—	5,304
Commercial	42,936	—	—	—	42,936
Total loans secured by real estate	133,024	185	10	104	133,323
Commercial and Industrial					—
Commercial and industrial	8,691	—	—	299	8,990
SBA guaranty	6,158	—	—	—	6,158
Total commercial and industrial loans	14,849	—	—	299	15,148
Consumer Loans
Consumer	1,521	—	—	—	1,521
Automobile	36,037	326	—	85	36,448
Total consumer loans	37,558	326	—	85	37,969

	$185,431	$511	$10	$488	$186,440

The balances in the above charts have not been reduced by the allowance for credit losses. For the period ended March 31, 2023, the allowance for credit loss is $2.2 million. For the period ended December 31, 2022, the allowance for credit loss is $2.2 million.

Non-accrual loans with specific reserves at March 31, 2023 are comprised of:

Single–family residential – One loan to one borrower that totaled $32,983 with specific reserves of $20,629 established for the loan. This loan was also a troubled debt restructured loan.

Commercial and industrial – One loan to one borrower that totaled $299,453 with specific reserves of $149,453 established for the loan

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2023 and December 31, 2022.

March 31, 2023		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	12	33	1	21	44
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	12	33	1	21	44
Commercial and Industrial
Commercial and industrial	150	299	—	149	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	150	299	—	149	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$162	$332	$1	$170	$543

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	78	78	1	n/a	89
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	78	78	1	—	89
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	193	193	3	n/a	89
Total consumer loans	193	193	3	n/a	89
Total impaired loans with no specific reserve	$271	$271	$4	$—	$178

December 31, 2022		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	14	34	2	20	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	14	34	2	20	48
Commercial and Industrial
Commercial and industrial	240	299	19	59	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	240	299	19	59	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$254	$333	$21	$79	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	70	70	2	n/a	79
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	70	70	2	—	79
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	85	85	6	n/a	107
Total consumer loans	85	85	6	n/a	107
Total impaired loans with no specific reserve	$155	$155	$8	$—	$186

	March 31,	December 31,
(dollars in thousands)	2023	2022

Troubled debt restructured loans	$33	$34
Non-accrual and 90+ days past due and still accruing loans to average loans	0.26%	0.26%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	451.6%	433.9%

At March 31, 2023, there was one troubled debt restructured loan consisting of a single-family residential loan in the amount of $32,983. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the three months ended March 31, 2023 and 2022.

			Commercial and		Consumer
	Loans Secured By Real Estate		Industrial Loans		Loans
	Single-family		Commercial
(dollars in thousands)	Residential	Commercial	and Industrial	SBA Guaranty	Automobile	Total

December 31, 2021	$123	$—	$—	$71	$144	$338
Transfers into nonaccrual	—	—	—	—	61	61
Loans paid down/payoffs	(41)	—	—	(61)	(46)	(148)
Loans returned to accrual status	—	—	—	—	—	—
Loans charged off	—	—	—	(10)	(39)	(49)

March 31, 2022	$82	$—	$—	$—	$120	$202

December 31, 2022	$104	$—	$299	$—	$85	$488
Transfers into nonaccrual	187	—	—	—	3	190
Loans paid down/payoffs	(191)	—	—	—	(11)	(202)
Loans returned to accrual status	—	—	—	—	—	—
Loans charged off	—	—	(3)	—	(5)	(8)

March 31, 2023	$100	$—	$296	$—	$72	$468

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt at March 31, 2023, and December 31, 2022. All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

7 (Doubtful) - A doubtful credit has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded Substandard.  The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on March 31, 2023, and December 31, 2022:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
March 31, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,320	$331	$81,395	$5,269	$43,205	$10,037	$6,076	$1,577	$31,328	$183,538
Special mention	—	—	10	—	—	—	—	—	—	10
Substandard	—	—	101	—	—	299	—	—	193	593
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$4,320	$331	$81,506	$5,269	$43,205	$10,336	$6,076	$1,577	$31,521	$184,141

Nonaccrual	$—	$—	$100	$—	$—	$296	$—	$—	$72	$468
Troubled debt restructures	$—	$—	$33	$—	$—	$—	$—	$—	$—	$33
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$33	$—	$—	$—	$—	$—	$—	$33
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2022	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,499	$333	$80,147	$5,304	$42,936	$8,691	$6,158	$1,521	$36,363	$185,982
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	104	—	—	299	—	—	80	483
Doubtful	—	—	—	—	—	—	—	—	5	5
Loss	—	—	—	—	—	—	—	—	—	—

	$4,499	$333	$80,251	$5,304	$42,936	$8,990	$6,158	$1,521	$36,448	$186,440

Nonaccrual	$—	$—	$104	$—	$—	$299	$—	$—	$85	$488
Troubled debt restructures	$—	$—	$34	$—	$—	$—	$—	$—	$—	$34
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$34	$—	$—	$—	$—	$—	$—	$34
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	1

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

Loans. Impaired loans totaled $602,843 with $170,082 of specific reserves as of March 31, 2023. These assets included single-family residential, commercial real estate and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly rely on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
March 31, 2023
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$14,877	$—	$14,877
Agency mortgage-backed securities	—	51,092	—	51,092
Municipal securities	—	33,433	—	33,433
Corporate securities	—	1,315	—	1,315
U.S. Government agency securities	—	37,179	—	37,179
U.S. Treasury securities	—	6,830	—	6,830

Non-recurring:
Impaired loans	—	—	433	433
	$—	$144,726	$433	$145,159
December 31, 2022
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$15,255	$—	$15,255
Agency mortgage-backed securities	—	51,893	—	51,893
Municipal securities	—	32,297	—	32,297
Corporate securities	—	1,325	—	1,325
U.S. Government agency securities	—	36,580	—	36,580
U.S. Treasury securities	—	6,783	—	6,783

Non-recurring:
Impaired loans	—	—	330	330
	$—	$144,133	$330	$144,463

The estimated fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022 are summarized in the following table. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$1,959	$1,959	$2,035	$2,035
Interest-bearing deposits in other financial institutions	12,446	12,446	22,680	22,680
Federal funds sold	187	187	5,377	5,377
Investment securities available for sale	144,726	144,726	144,133	144,133
Investments in restricted stock	191	191	221	221
Ground rents	128	128	131	131
Loans, less allowance for credit losses	181,980	173,515	184,278	177,254
Accrued interest receivable	1,259	1,259	1,159	1,159
Cash value of life insurance	8,532	8,532	8,493	8,493

Financial liabilities:
Deposits	343,014	286,655	362,947	299,773
Accrued interest payable	17	17	9	9
Unrecognized financial instruments:
Commitments to extend credit	34,570	34,570	30,718	30,718
Standby letters of credit	45	45	45	45

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
March 31, 2023	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$14,592	$14,592	$14,592	$—	$—
Loans receivable, net	181,980	173,515	—	—	173,515
Cash value of life insurance	8,532	8,532	—	8,532	—
Financial instruments - Liabilities
Deposits	343,014	286,655	—	286,655	—

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") with required effective dates. The following accounting pronouncements should be read in conjunction with "Critical Accounting Policies" of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2022 Form 10-K.

ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the CECL model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13, as updated, was adopted on January 1, 2021. Through the date of adoption, we held working group meetings that included individuals from various functional areas relevant to the implementation of CECL. Additionally, an assessment of our primary modeling tool was completed, which enabled us to complete parallel runs utilizing second and third quarter 2020 data, during which preliminary operational procedures and internal controls were designed. Management's working group also validated the appropriateness of, among other things, management’s decisions regarding portfolio segmentation, life of loan considerations, and reasonable and supportable forecasting methodology. The Company early adopted ASC 326 during the first quarter 2021 and based on the application of the modified retrospective method, it became effective on January 1, 2021 for all financial assets measured at amortized cost (primarily loans receivable) and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2021 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a decrease to retained earnings of $1,472,000 as of January 1, 2021 for the cumulative effect of adopting ASC 326 as further detailed below.

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

ASU No. 2023-01. Leases (Topic 842),  “Common Control Arrangements.”  The ASU is an amendment to Topic 842.  The amendments in this Update clarify the accounting for leasehold improvements associated with common control leases.  This Update has been issued in order to address current diversity in practice associated with the accounting for leasehold improvements associated with a lease between entities under common control.  The amendments in this Update apply to all lessees that are a party to a lease between entities under common control in which there are leasehold improvements.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2023.  The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Total interest income increased $369,000 to $3.3 million for the three-month period ended March 31, 2023, as compared to the same period in 2022. The increase was driven by higher interest and dividends on securities and interest on deposits with banks and federal funds sold, partially offset by lower interest income on loans. Interest-bearing deposits in other financial institutions decreased by $15.4 million or 51.51%, during the first three months of 2023. The Bank’s loan portfolio decreased by $2.3 million or 1.25% during the first three months of 2023. As a result of minimal charge-offs, recoveries on previously charged off loans, reduction in our loan portfolio and strong credit discipline, the Company continued to release portions of its allowance for credit losses in the amount of $42,000 for the three months ended March 31, 2023. Total deposits decreased $19.9 million during the first three months of 2023. Shareholder’s equity was $18.2 million on March 31, 2023, a $2.2 million or 13.59% increase, as compared to $16.1 million on December 31, 2022. The increase was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $19.2 million on March 31, 2023, compared to $21.3 million at December 31, 2022. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets were 17.57% on March 31, 2023, as compared to 17.28% on December 31, 2022.

Return on average assets for the three-month period ended March 31, 2023, was 0.47% and 0.21% for the three-month period ended March 31, 2022.  Return on average equity for the three-month period ended March 31, 2023, was 9.90% compared to 2.74% for the three-month period ended March 31, 2022.  Higher net income partially offset by a lower average asset balance primarily drove the higher return on average assets, while higher net income and a lower average equity balance primarily drove the higher return on average equity.

The book value per share of Bancorp’s common stock was $6.36 on March 31, 2023, as compared to $9.55 per share on March 31, 2022. The decrease primarily resulted from the unrealized losses on the Company’s available for sale securities and the continued rise in interest rates in 2023.

At March 31, 2023, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 16.57% at March 31, 2023, compared to 16.45% at December 31, 2022.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended March 31, 2023 was $435,000, or $0.15 per basic and diluted common share compared to $231,000, or $0.08 per basic and diluted common share for the same period of 2022. The results for the three-month period ended March 31, 2023, were higher than the same period of 2022 resulting primarily from $496,000 higher net interest income offset by, a $58,000 lower release of allowance for loan losses and $160,000 higher noninterest expense when compared to the same period of 2022.

Net Interest Income. The Company’s net interest income for the three-month period ended March 31, 2023 was $3.2 million, as compared to $2.7 million for the same period in 2022, an increase of $496,000, or 18.51%. The increase in net interest income was due to higher interest income in the amount of $3.3 million and lower interest expense in the amount of $107,000. The increase in interest income was primarily driven by higher interest and dividends on securities, and interest on deposits with banks and fed funds sold, offset by lower interest and fees on loans resulting from a $19.9 million year-over-year decrease in loan portfolio balances.

Total interest income for the first quarter of 2023 increased $369,000, or 12.63% when compared to the same period in 2022, from $2.9 million in 2022 to $3.3 million in 2023. The primary driver of the increase was a $267,000 increase in interest and dividends on investment securities and a $183,000 increase in interest on deposits with banks and federal funds sold due to higher interest rates and average balances, offset by an $81,000 decrease in interest and fees on loans due to lower average loan balances.

Interest expense for the first quarter 2023 decreased $127,000 from $234,000 for the same period in 2022 to $107,000 in 2023, a decrease of 54.27%. The primary driver for the decrease was a $110,000 net decrease in interest expense on borrowings and by a $17,000 decrease in expense on interest-bearing deposits. The decrease in interest on borrowings for the three-month period ended March 31, 2023 is attributed to the payoff of short- and long-term borrowings in the fourth quarter of 2022.

Net interest margin for the three-month period ended March 31, 2023 was 3.41% compared to 2.54% for the three-month period ended March 31, 2022. Lower average balances combined with higher yields on interest-earning assets, and lower cost of funds on interest-bearing liabilities and lower interest-bearing deposits were the primary drivers of the results. The yield on interest earning assets increased by 0.77% from 2.76% for the three-month period ended March 31, 2022 to 3.52% from the same period of 2023 due to higher interest income on average loan balances. The cost of funds was 0.12% for the three-month period ended March 31, 2023 compared to 0.23% and March 31, 2022.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31,
	2023			2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$20,698	$215	4.22%	$64,837	$26	0.17%
Investment securities available for sale	172,519	979	2.27	155,599	712	1.85
Restricted equity securities	216	4	7.67	1,064	10	3.85
Total interest-bearing deposits/investments	193,433	1,198	2.48	221,500	748	1.35

Loans Secured by Real Estate
Construction and land	4,389	39	3.61	3,700	33	3.59
Farmland	332	4	5.05	342	4	5.03
Single-family residential	80,170	869	4.34	77,782	786	4.04
Multi-family	4,828	65	5.42	4,961	67	5.44
Commercial	43,487	591	5.51	48,802	625	5.19
Total loans secured by real estate	133,206	1,568	4.77	135,587	1,515	4.53
Commercial and Industrial
Commercial and industrial	9,828	102	4.21	9,889	76	3.11
SBA guaranty	6,071	115	7.67	6,306	93	5.95
Comm SBA PPP	—	—	—	816	2	1.00
Total commercial and industrial loans	15,899	217	5.53	17,011	171	4.08
Consumer Loans
Consumer	1,611	8	2.05	2,374	5	0.87
Automobile	34,070	294	3.46	52,349	477	3.65
Total consumer loans	35,681	302	3.43	54,723	482	3.57
Total loans	184,786	2,087	4.58	207,321	2,168	4.24
Total interest-earning assets	378,219	3,285	3.52	428,821	2,916	2.76

Cash	2,067			2,010
Allowance for credit losses	(2,106)			(2,434)
Market valuation	(28,103)			(4,040)
Other assets	22,878			17,126
Total non-earning assets	(5,264)			12,662
Total assets	$372,955			$441,483

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$149,765	24	0.07%	$145,313	17	0.05%
Money market	16,300	2	0.05	23,410	3	0.05
Certificates of deposit	47,211	81	0.71	60,268	104	0.70
Total interest-bearing deposits	213,276	107	0.20	228,991	124	0.22

Borrowed Funds:
Federal Funds Purchased	2	—	—	1	—	—
FHLB advances	—	—	—	20,001	110	2.23
Total borrowed funds	2	—	—	20,002	110	2.24
Total interest-bearing liabilities	213,278	107	0.20	248,993	234	0.38

Non-interest-bearing deposits	140,585			155,785
Total cost of funds	353,863	107	0.12	404,778	234	0.23

Other liabilities and accrued expenses	1,965			2,639
Total liabilities	355,828			407,417

Stockholder's equity	17,127			34,066
Total liabilities and equity	$372,955			$441,483
Net interest income		$3,178			$2,682
Yield on earning assets			3.52%			2.76%
Cost of interest-bearing liabilities			0.20%			0.38%
Net interest spread			3.32%			2.38%
Net interest margin			3.41%			2.54%

Provision for Credit Losses on Loans.  The Company recognized releases of credit losses on loans in the amount of $42,000 and $100,000 for the three-month periods ended March 31, 2023 and 2022, respectively.  The decrease in the allowance for the three-month period ended March 31, 2023, compared to the three-month period ended March 31,2022, resulted primarily from a $20.0 million decrease in the reservable balance of the loan portfolio.

Noninterest Income. Noninterest income decreased to $245,000 for the three-month period ended March 31, 2023, from $254,000 for the corresponding period in 2022, a decrease of $9,000, or 3.54%. The decrease was primarily due to decreases in other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended March 31, 2023 and 2022 were $2.9 million and $2.8 million, respectively, an increase of $160,000 or 5.73%.  The increase was driven by increases in salary and employee benefits, data processing and item processing expenses, FDIC insurance costs, loan collection costs and other expenses, offset by decreases in legal, accounting and other professional services.

Income Taxes. During the three-month period ended March 31, 2023, the Company recorded income tax expense of $86,000 compared to $21,000 for the same period in 2022, a $66,000, or 314.29%, increase. The Company’s annualized effective tax rate at March 31, 2023 was 16.38% compared to 9.76% for the prior year. The increase in income tax expense was due to higher income before taxes at March 31, 2023, compared to March 31, 2022.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the first quarter of 2023, comprehensive income, net of tax, totaled $2.4 million compared to a loss in the amount of $8.2 million for the same period in 2022. The increase was due to lower unrealized losses on available for sale securities, offset by no net unrealized gains on interest rate swaps.

FINANCIAL CONDITION

General. The Company’s assets decreased to $363.4 million at March 31, 2023 from $381.4 million at December 31, 2022, a decrease of $18.0 million or 4.73%, primarily due to a $15.5 million decrease in cash and cash equivalents, a $0.6 million decrease in investment securities available for sale, and a $2.3 million decrease in loans, net. Loans totaled $182.0 million at March 31, 2023, a decrease of $2.3 million or 1.25%, from $184.3 million at December 31, 2022. The decrease was primarily attributable to a decrease in consumer and automobile loans, offset by increases in loans secured by real estate, and commercial and industrial loans. Investment securities available for sale as of March 31, 2023, totaled $144.7 million, an increase of $0.6 million, or 0.41% from $144.1 million on December 31, 2022. Cash and cash equivalents as of March 31, 2023, totaled $14.6 million, a decrease of $15.5 million, or 51.51% from $30.1 million on December 31, 2022.

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

At March 31, 2023, impaired loans totaled $0.6 million. Included in the impaired loans total were $0.4 million in loans classified as nonaccrual loans. At March 31, 2023, troubled debt restructurings included in impaired loans totaled $33,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans	$468	$488
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	10	10

Total nonperforming loans	478	498

Total nonperforming assets	$478	$498

Nonperforming assets to total assets	0.13%	0.13%

Deposits as of March 31, 2023, totaled $343.0 million, a decrease of $19.9 million, or 5.49% from $362.9 million on December 31, 2022. Demand deposits as of March 31, 2023 totaled $136.3 million, a decrease of $6.9 million, or 4.84% from $143.3 million at December 31, 2022. Interest-bearing checking accounts as of March 31, 2023 totaled $37.4 million, a decrease of $2.7 million, or 6.77% from $40.1 million at December 31, 2022. Savings accounts as of March 31, 2023 totaled $108.4 million, a decrease of $4.7 million, or 4.20%, from $113.1 million at December 31, 2022. Money market accounts as of March 31, 2023 totaled $15.9 million, an increase of $0.2 million, or 0.99%, from $15.8 million at December 31, 2022. Time deposits under $100,000 totaled $27.2 million on March 31, 2023, a $3.5 million or a 11.33% decrease from $30.7 million at December 31, 2022. Time deposits over $100,000 totaled $17.8 million on March 31, 2023, a $2.2 million, or 11.07% decrease from $20.0 million at December 31, 2022.

Deposits on March 31, 2023, and December 31, 2022, were as follows:

	March 31, 2023		December 31, 2022		2023 vs 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$136,324	39.8%	$143,262	39.5%	$(6,938)	(4.8)%

Interest-bearing deposits:
Checking	37,372	10.9%	40,086	10.9%	(2,714)	(6.8)%
Savings	108,355	31.6%	113,101	31.2%	(4,746)	(4.2)%
Money market	15,948	4.6%	15,791	4.4%	157	1.0%
Total interest-bearing checking, savings and money market deposits	161,675	47.1%	168,978	46.5%	(7,303)	(4.3)%

Time deposits under $100,000	27,230	7.9%	30,708	8.5%	(3,478)	(11.3)%
Time deposits of $100,000 or more	17,785	5.2%	19,999	5.5%	(2,214)	(11.1)%
Total time deposits	45,015	13.1%	50,707	14.0%	(5,692)	(11.2)%

Total interest-bearing deposits	206,690	60.2%	219,685	60.5%	(12,995)	(5.9)%

Total Deposits	$343,014	100.0%	$362,947	100.0%	$(19,933)	(5.5)%

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

Future minimum payments of the Bank’s operating leases as of March 31, 2023 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2023	$147
2024	192
2025	10
2026	9
2027	6
Thereafter	—
Total	$364

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

For the three months ended March 31, 2023, the Bank accrued $146,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

Interest rate risk is that risk to earnings or capital arising from movement of interest rates. It arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships across yield curves that affect bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest rate related options embedded in certain bank products (option risk). Changes in interest rates may also affect a bank’s underlying economic value. The value of a bank’s assets, liabilities, and interest-rate related, off-balance sheet contracts is affected by a change in rates because they represent the value of future cash flows, and in some cases the cash flows themselves, is changed.

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

At March 31, 2023, the simulation analysis indicated that the Bank is in an asset sensitive position. Management strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2023	(9)%	(4)%	0%	0%
March 31, 2022	(18)%	(11)%	11%	22%

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2023.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$1,959
Federal funds and overnight deposits	12,633	—	—	—	12,633
Securities	—	6,830	19,731	118,165	144,726
Loans	289	3,619	32,945	145,127	181,980
Fixed assets	—	—	—	—	3,171
Other assets	—	—	—	—	18,944
Total assets	$12,922	$10,449	$52,676	$263,293	$363,413

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$136,324
NOW accounts	37,372	—	—	—	37,372
Money market deposit accounts	15,948	—	—	—	15,948
Savings accounts	108,355	—	—	—	108,355
IRA accounts	2,464	5,585	8,943	191	17,183
Certificates of deposit	3,176	13,026	11,503	127	27,832
Long-term borrowings	—	—	—	—	—
Short-term borrowings	—	—	—	—	—
Other liabilities	—	—	—	—	2,164
Stockholders’ equity:	—	—	—	—	18,235
Total liabilities and stockholders' equity	$167,315	$18,611	$20,446	$318	$363,413

GAP	$(154,393)	$(8,162)	$32,230	$262,975
Cumulative GAP	$(154,393)	$(162,555)	$(130,325)	$132,650
Cumulative GAP as a % of total assets	(42.48)%	(44.73)%	(35.86)%	36.50%

As shown above, measures of net interest income at risk were more favorable on March 31, 2023 than on March 31, 2022 over a 12-month modeling period. All measures remained within prescribed policy limits in the up and down interest rate scenarios.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2023	6%	4%	(7)%	(15)%
March 31, 2022	(20)%	4%	7%	15%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2023, totaled $14.6 million, a decrease of $15.5 million, or 51.51% from $30.1 million at December 31, 2022.

As of March 31, 2023, the Bank was permitted to draw on a $95.4 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. At December 31, 2022, there were no short-term or long-term borrowings from FHLB. As of March 31, 2023, there were no short-term or long-term borrowings. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of March 31, 2023.

The Company’s stockholders’ equity increased $2.2 million, or 13.59% during the three-month period ended March 31, 2023. The increase was primarily due to a decrease in the after-tax net unrealized holding loss on securities available for sale in the amount of $19.2 million.

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

The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At March 31, 2023, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.12%, a Tier 1 risk-based capital ratio of 16.57%, a common equity Tier 1 risk-based capital ratio of 16.57%, and a total risk-based capital ratio of 17.57%. The Company’s capital amounts and ratios at March 31, 2023 and December 31, 2022 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,777	16.57%	$10,257	4.50%	$14,816	6.50%
Total capital	$40,052	17.57%	$18,234	8.00%	$22,793	10.00%
Tier 1 capital	$37,777	16.57%	$13,676	6.00%	$18,234	8.00%
Tier 1 leverage	$37,777	10.12%	$14,933	4.00%	$18,666	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,963	16.45%	$10,383	4.50%	$14,998	6.50%
Total capital	$39,866	17.28%	$18,459	8.00%	$23,074	10.00%
Tier 1 capital	$37,963	16.45%	$13,845	6.00%	$18,459	8.00%
Tier 1 leverage	$37,963	9.53%	$15,938	4.00%	$19,922	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

GLEN BURNIE BANCORP
(Registrant)

Date: May 11, 2023	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer