Form 10-Q
period 2023-06-30
GLEN BURNIE BANCORP
filed 2023-08-10
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2023, was 2,877,084.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$1,965	$2,035
Interest-bearing deposits in other financial institutions	9,783	28,057
Cash and Cash Equivalents	11,748	30,092

Investment securities available for sale, at fair value	150,820	144,133
Restricted equity securities, at cost	403	221

Loans, net of deferred fees and costs	180,551	186,440
Less: Allowance for credit losses	(2,222)	(2,162)
Loans, net	178,329	184,278

Premises and equipment, net	3,276	3,277
Bank owned life insurance	8,572	8,493
Deferred tax assets, net	8,520	8,902
Accrued interest receivable	1,139	1,159
Accrued taxes receivable	70	—
Prepaid expenses	382	493
Other assets	348	388
Total Assets	$363,607	$381,436

LIABILITIES
Noninterest-bearing deposits	$130,430	$143,262
Interest-bearing deposits	198,794	219,685
Total Deposits	329,224	362,947

Short-term borrowings	15,000	—
Defined pension liability	320	317
Accrued Taxes Payable	—	151
Accrued expenses and other liabilities	1,804	1,967
Total Liabilities	346,348	365,382

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,872,834 and 2,865,046 shares as of June 30, 2023 and December 31, 2022, respectively.	2,873	2,865
Additional paid-in capital	10,914	10,862
Retained earnings	23,716	23,579
Accumulated other comprehensive loss	(20,244)	(21,252)
Total Stockholders' Equity	17,259	16,054

Total Liabilities and Stockholders' Equity	$363,607	$381,436

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$2,135	$2,089	$4,223	$4,256
Interest and dividends on securities	999	794	1,964	1,492
Interest on deposits with banks and federal funds sold	133	147	365	197
Total Interest Income	3,267	3,030	6,552	5,945

INTEREST EXPENSE
Interest on deposits	115	120	222	244
Interest on short-term borrowings	38	88	38	191
Interest on long-term borrowings	—	19	—	26
Total Interest Expense	153	227	260	461

Net Interest Income	3,114	2,803	6,292	5,484

Provision (release) for credit losses	127	(116)	85	(217)
Net interest income after provision (release)	2,987	2,919	6,207	5,701

NONINTEREST INCOME
Service charges on deposit accounts	38	40	80	82
Other fees and commissions	161	180	326	355
Gain on securities sold/redeemed	—	1	—	1
Income on life insurance	40	39	79	76
Total Noninterest Income	239	260	485	514

NONINTEREST EXPENSE
Salary and benefits	1,701	1,516	3,398	3,136
Occupancy and equipment expenses	299	316	627	647
Legal, accounting and other professional fees	235	260	498	585
Data processing and item processing services	281	235	549	461
FDIC insurance costs	37	29	82	54
Advertising and marketing related expenses	23	21	45	43
Loan collection costs	2	20	3	(55)
Telephone costs	34	41	75	85
Other expenses	313	397	593	663
Total Noninterest Expenses	2,925	2,835	5,870	5,619

Income before income taxes	301	344	822	596

Income tax expense	25	35	112	56

NET INCOME	$276	$309	$710	$540

Basic and diluted net income per share of common stock	$0.10	$0.11	$0.25	$0.19

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$276	$309	$710	$540

Other comprehensive income (loss):

Net unrealized income (loss) on securities available for sale:
Net unrealized (loss) income on securities during the period	(1,372)	(8,556)	1,392	(20,493)
Income tax benefit (expense) relating to item above	378	2,355	(384)	5,640
Reclassification adjustment for gain on sales of securities included in net income	—	(1)	—	(1)
Net effect on other comprehensive (loss) income	(994)	(6,202)	1,008	(14,854)

Net unrealized gain on interest rate swaps:
Net unrealized gain on interest rate swap during the period	-	185	-	522
Income tax expense relating to item above	-	(51)	-	(144)
Net effect on other comprehensive income	-	134	-	378

Other comprehensive (loss) income	(994)	(6,068)	1,008	(14,476)

Comprehensive (loss) income	$(718)	$(5,759)	$1,718	$(13,936)

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2021	$2,854	$10,759	$22,977	$(874)	$35,716

Net income	—	—	540	—	540
Cash dividends, $0.20 per share	—	—	(571)	—	(571)
Dividends reinvested under
dividend reinvestment plan	5	51	—	—	56
Other comprehensive loss	—	—	—	(14,476)	(14,476)

Balance, June 30, 2022	$2,859	$10,810	$22,946	$(15,350)	$21,265

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2022	$2,865	$10,862	$23,579	$(21,252)	$16,054

Net income	—	—	710	—	710
Cash dividends, $0.20 per share	—	—	(573)	—	(573)
Dividends reinvested under
dividend reinvestment plan	8	52	—	—	60
Other comprehensive income	—	—	—	1,008	1,008

Balance, June 30, 2023	$2,873	$10,914	$23,716	$(20,244)	$17,259

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$710	$540
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion of premises and equipment	216	215
Amortization, and accretion of investment securities available for sale	71	481
Provision (release) for credit losses	85	(217)
Increase in cash surrender value of bank owned life insurance	(79)	(76)
Loss on write-down of MFB stock	—	2
Decrease in ground rents	3	—
Decrease (increase) in accrued interest receivable	20	(60)
Net decrease (increase) in other assets	76	(106)
Net decrease in accrued expenses and other liabilities	(251)	(245)

Net cash provided by operating activities	851	534

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	4,381	8,671
Proceeds from sales of available for sale debt securities	—	1
Purchases of investment securities available for sale	(9,747)	(31,540)
Net purchase of Federal Home Loan Bank stock	(182)	(11)
Net decrease in loans	5,864	9,679
Purchases of premises and equipment	(275)	(152)

Net cash provided by (used in) investing activities	41	(13,352)

Cash flows from financing activities:
Net (decrease) increase in deposits	(33,723)	2,518
Increase in short term borrowings	15,000	—
Cash dividends paid	(573)	(571)
Common stock dividends reinvested	60	56

Net cash (used in) provided by financing activities	(19,236)	2,003

Net decrease in cash and cash equivalents	(18,344)	(10,815)

Cash and cash equivalents at beginning of period	30,092	62,181

Cash and cash equivalents at end of period	$11,748	$51,366

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$224	$440
Net income taxes paid	330	—
Net decrease (increase) in unrealized depreciation on available for sale securities	1,392	(20,493)
Net decrease in unrealized depreciation on swaps	—	521

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2023 and December 31, 2022, the results of operations for the three- and six-month periods ended June 30, 2023 and 2022, and the statements of cash flows for the six-month period ended June 30, 2023 and 2022. The operating results for the three- and six-month period ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or any future interim period. The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023. The unaudited consolidated financial statements for June 30, 2023 and 2022, the consolidated balance sheet at December 31, 2022, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2022 and June 30, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $30.7 million on June 30, 2023. The reserve for unfunded commitments is recognized as a liability (accrued expenses and other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic and diluted earnings per share:
Net income	$275,360	$309,532	$710,381	$540,264
Weighted average common shares outstanding	2,871,026	2,857,616	2,867,039	2,856,441
Basic and dilutive net income per share	$0.10	$0.11	$0.25	$0.19

Diluted earnings per share calculations were not required for the three- and six-month periods ended June 30, 2023 and 2022, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at June 30, 2023 or December 31, 2022. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at June 30, 2023 or December 31, 2022.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at June 30, 2023 and December 31, 2022:

	At June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$16,689	$10	$(2,416)	$14,283
Agency mortgage-backed securities	55,320	—	(6,704)	48,616
Municipal securities	43,042	5	(9,949)	33,098
Corporate Securities	1,500	—	(245)	1,255
U.S. Government agency securities	45,453	—	(8,468)	36,985
U.S. Treasury securities	16,745	2	(164)	16,583

Total securities available for sale	$178,749	$17	$(27,946)	$150,820

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$17,596	$7	$(2,348)	$15,255
Agency mortgage-backed securities	58,801	—	(6,908)	51,893
Municipal securities	43,092	1	(10,796)	32,297
Corporate Securities	1,500	—	(175)	1,325
U.S. Government agency securities	45,471	—	(8,891)	36,580
U.S. Treasury securities	6,993	—	(210)	6,783

Total securities available for sale	$173,453	$8	$(29,328)	$144,133

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022 are as follows:

June 30, 2023	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$2,169	$(31)	$10,378	$(2,385)	$12,547	$(2,416)
Agency mortgage-backed securities	9,526	(418)	39,090	(6,286)	48,616	(6,704)
Municipal securities	4,435	(92)	27,048	(9,857)	31,483	(9,949)
Corporate Securities	—	—	1,255	(245)	1,255	(245)
U.S. Government agency securities	269	—	36,716	(8,468)	36,985	(8,468)
U.S. Treasury securities	—	—	6,832	(164)	6,832	(164)
	$16,399	$(541)	$121,319	$(27,405)	$137,718	$(27,946)

December 31, 2022	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$8,315	$(364)	$6,127	$(1,984)	$14,442	$(2,348)
Agency mortgage-backed securities	20,029	(1,308)	31,865	(5,600)	51,894	(6,908)
Municipal securities	18,456	(5,438)	13,340	(5,358)	31,796	(10,796)
Corporate Securities	—	—	1,325	(175)	1,325	(175)
U.S. Government agency securities	13,526	(474)	22,767	(8,417)	36,293	(8,891)
U.S. Treasury securities	6,783	(210)	—	—	6,783	(210)
	$67,109	$(7,794)	$75,424	$(21,534)	$142,533	$(29,328)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of June 30, 2023. As of June 30, 2023, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At June 30, 2023, the Company recorded unrealized losses in its portfolio of debt securities totaling $27,946,000 related to 257 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

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

Shown below are contractual maturities of debt securities at June 30, 2023. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2023

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$25,751	$25,357	3.50%
Over one to five years	11,645	10,872	2.14%
Over five to ten years	33,584	29,699	2.11%
Over ten years	107,769	84,892	2.39%
Total debt securities	$178,749	$150,820

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30,		December 31,
	2023		2022
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$5,116	3	$4,499	2
Farmland	328	—	333	—
Single-family residential	82,337	45	80,251	43
Multi-family	5,236	3	5,304	3
Commercial	42,557	24	42,936	23
Total loans secured by real estate	135,574		133,323
Commercial and Industrial
Commercial and industrial	10,250	6	8,990	5
SBA guaranty	6,023	3	6,158	3
Total commercial and industrial loans	16,273		15,148
Consumer Loans
Consumer	1,430	1	1,521	1
Automobile	27,274	15	36,448	20
Total consumer loans	28,704		37,969

Loans, net of deferred fees and costs	180,551	100	186,440	100
Less: Allowance for credit losses	(2,222)		(2,162)
Loans, net	$178,329		$184,278

The Bank’s net loans totaled $178.3 million on June 30, 2023, compared to $184.3 million on December 31, 2022, a decrease of $5.9 million, or 3.23%. Construction and land loans increased from $4.5 million on December 31, 2022, to $5.1 million on June 30, 2023, an increase of $0.6 million, or 13.72%. Farmland loans were $0.3 million at June 30, 2023 and December 31, 2022. Single-family residential loans increased from $80.3 million on December 31, 2022, to $82.3 million on June 30, 2023, an increase of $2.1 million, or 2.60%. Multi-family residential loans were $5.2 million on June 30, 2023, and $5.3 million on December 31, 2022, a decrease of $0.1 million, or 1.27%. Commercial real estate loans decreased $0.4 million, or 0.88%, to $42.6 million on June 30, 2023, compared to $42.9 million on December 31, 2022. Commercial and industrial loans increased by $1.3 million, or 14.01%, to $10.2 million on June 30, 2023, compared to $9.0 million on December 31, 2022. SBA guaranty loans were $6.0 million on June 30, 2023, a decrease of $0.2 million, or 2.20%, compared to $6.2 million at December 31, 2022. Consumer loans decreased by $0.1 million, or 5.96% to $1.4 million on June 30, 2023, compared to $1.5 million on December 31, 2022. Automobile loans decreased from $36.4 million on December 31, 2022, to $27.3 million on June 30, 2023, a decrease of $9.2 million or 25.17%.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2023 and the year ended December 31, 2022 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
June 30, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$44	$20	$1,230	$103	$221	$174	$22	$23	$325	$2,162
Charge-offs	—	—	—	—	—	—	—	—	(88)	(88)
Recoveries	—	—	—	—	—	—	—	—	63	63
Release (provision) for credit losses	2	(1)	26	(4)	(2)	143	—	(3)	(76)	85

Balance, end of quarter	$46	$19	$1,256	$99	$219	$317	$22	$20	$224	$2,222

Individually evaluated for impairment:
Balance in allowance	$—	$—	$21	$—	$149	$—	$—	$—	$—	$170
Related loan balance	—	—	32	—	299	—	—	—	—	331

Collectively evaluated for impairment:
Balance in allowance	$46	$19	$1,235	$99	$70	$317	$22	$20	$224	$2,052
Related loan balance	5,116	328	82,305	5,236	42,258	10,250	6,023	1,430	27,274	180,220

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2022	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$5	$11	$1,357	$105	$278	$115	$30	$36	$533	$2,470
Charge-offs	—	—	—	—	—	(200)	(9)	(14)	(169)	(392)
Recoveries	—	—	—	—	—	—	—	8	188	196
Release (provision) for credit losses	39	9	(127)	(2)	(57)	259	1	(7)	(227)	(112)

Balance, end of the year	$44	$20	$1,230	$103	$221	$174	$22	$23	$325	$2,162

Individually evaluated for impairment:
Balance in allowance	$—	$—	$20	$—	$—	$59	$—	$—	$—	$79
Related loan balance	—	—	34	—	—	300	—	—	—	334

Collectively evaluated for impairment:
Balance in allowance	$44	$20	$1,210	$103	$221	$115	$22	$23	$325	$2,083
Related loan balance	4,499	333	80,217	5,304	42,936	8,690	6,158	1,521	36,448	186,106

	June 30,	June 30,
(dollars in thousands)	2023	2022
Average loans	$183,240	$204,477
Net charge offs to average loans (annualized)	0.03%	0.01%

During the six-month period ended June 30, 2023, loans to 5 borrowers and related entities totaling approximately $88,000 were determined to be uncollectible and were charged off. During the six-month period ended June 30, 2022, loans to 8 borrowers and related entities totaling approximately $107,000 were determined to be uncollectible and were charged off.

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

As of June 30, 2023, and 2022, the Bank had outstanding commitments totaling $30.7 million and $30.2 million, respectively. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended
	Ended June 30,
(dollars in thousands)	2023	2022
Beginning balance	$477	$371
Reduction of unfunded reserve	(4)	(17)
Provisions charged to operations	23	59

Ending balance	$496	$413

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first quarter of 2023.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2023			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$5,116	$—	$—	$—	$5,116
Farmland	328	—	—	—	328
Single-family residential	82,121	—	—	216	82,337
Multi-family	5,236	—	—	—	5,236
Commercial	42,557	—	—	—	42,557
Total loans secured by real estate	135,358	—	—	216	135,574
Commercial and Industrial
Commercial and industrial	9,954	—	—	296	10,250
SBA guaranty	6,023	—	—	—	6,023
Total commercial and industrial loans	15,977	—	—	296	16,273
Consumer Loans
Consumer	1,430	—	—	—	1,430
Automobile	26,912	298	—	64	27,274
Total consumer loans	28,342	298	—	64	28,704

	$179,677	$298	$—	$576	$180,551

At December 31, 2022			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,499	$—	$—	$—	$4,499
Farmland	333	—	—	—	333
Single-family residential	79,952	185	10	104	80,251
Multi-family	5,304	—	—	—	5,304
Commercial	42,936	—	—	—	42,936
Total loans secured by real estate	133,024	185	10	104	133,323
Commercial and Industrial					—
Commercial and industrial	8,691	—	—	299	8,990
SBA guaranty	6,158	—	—	—	6,158
Total commercial and industrial loans	14,849	—	—	299	15,148
Consumer Loans
Consumer	1,521	—	—	—	1,521
Automobile	36,037	326	—	85	36,448
Total consumer loans	37,558	326	—	85	37,969

	$185,431	$511	$10	$488	$186,440

The balances in the above charts have not been reduced by the allowance for credit losses. For the period ended June 30, 2023, the allowance for credit loss is $2.2 million. For the period ended December 31, 2022, the allowance for credit loss is $2.2 million.

Non-accrual loans with specific reserves at June 30, 2023 are comprised of:

Single–family residential – One loan to one borrower that totaled $32,046 with specific reserves of $21,337 established for the loan. This loan was also a troubled debt restructured loan.

Commercial and industrial – One loan to one borrower that totaled $299,453 with specific reserves of $149,453 established for the loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2023 and December 31, 2022.

June 30, 2023		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	11	32	2	21	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	11	32	2	21	48
Commercial and Industrial
Commercial and industrial	150	299	—	149	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	150	299	—	149	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$161	$331	$2	$170	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	184	184	2	n/a	195
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	184	184	2	—	195
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	167	167	2	n/a	72
Total consumer loans	167	167	2	n/a	72
Total impaired loans with no specific reserve	$351	$351	$4	$—	$267

December 31, 2022		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	14	34	2	20	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	14	34	2	20	48
Commercial and Industrial
Commercial and industrial	240	299	19	59	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	240	299	19	59	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$254	$333	$21	$79	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	70	70	2	n/a	79
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	70	70	2	—	79
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	85	85	6	n/a	107
Total consumer loans	85	85	6	n/a	107
Total impaired loans with no specific reserve	$155	$155	$8	$—	$186

	June 30,	December 31,
(dollars in thousands)	2023	2022

Troubled debt restructured loans	$41	$34
Non-accrual and 90+ days past due and still accruing loans to average loans	0.31%	0.25%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	385.8%	433.9%

At June 30, 2023, there were two troubled debt restructured loans consisting of single-family residential loans in the amount of $40,876. These loans are in a nonaccrual status.

The following table shows the activity for non-accrual loans for the six months ended June 30, 2023 and 2022.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans		Consumer Loans
	Single-family		Commercial
(dollars in thousands)	Residential	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2021	$123	$—	$—	$71	$—	$144	$338
Transfers into nonaccrual	31	—	—	—	11	131	173
Loans paid down/payoffs	(44)	—	—	(61)	(11)	(63)	(179)
Loans returned to accrual status	—	—	—	—	—	(29)	(29)
Loans charged off	—	—	—	(10)	—	(73)	(83)

June 30, 2022	$110	$—	$—	$—	$—	$110	$220

December 31, 2022	$104	$—	$299	$—	$—	$85	$488
Transfers into nonaccrual	307	—	—	—	—	3	310
Loans paid down/payoffs	(195)	—	—	—	—	(19)	(214)
Loans returned to accrual status	—	—	—	—	—	—	—
Loans charged off	—	—	(3)	—	—	(5)	(8)

June 30, 2023	$216	$—	$296	$—	$—	$64	$576

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt at June 30, 2023, and December 31, 2022. All such properties are initially recorded at the lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

Credit Quality Information

In addition to monitoring the performance status of the loan portfolio, the Company utilizes a risk rating scale (1-8) to evaluate loan asset quality for all loans. Loans that are rated 1-4 are classified as pass credits. For the pass-rated loans, management believes there is a low risk of loss related to these loans and, as necessary, credit may be strengthened through improved borrower performance and/or additional collateral.

The Bank’s internal risk ratings are as follows:

1 – 4 (Pass) - Pass credits are loans in grades “superior” through “acceptable”. These are at least considered to be credits with acceptable risks and would be granted in the normal course of lending operations.

5 (Special Mention) - Special mention credits have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credits or in the Bank’s credit position at some future date. If weaknesses cannot be identified, classification as special mention is not appropriate. Special mention credits are not adversely classified and do not expose the Bank to sufficient risk to warrant an adverse classification. No apparent loss of principal or interest is expected.

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

7 (Doubtful) - A doubtful credit has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded Substandard.  The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on June 30, 2023, and December 31, 2022:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
June 30, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$5,116	$328	$82,121	$5,236	$42,557	$9,951	$6,023	$1,430	$27,107	$179,869
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	216	—	—	299	—	—	167	682
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$5,116	$328	$82,337	$5,236	$42,557	$10,250	$6,023	$1,430	$27,274	$180,551

Nonaccrual	$—	$—	$216	$—	$—	$296	$—	$—	$64	$576
Troubled debt restructures	$—	$—	$41	$—	$—	$—	$—	$—	$—	$41
Number of TDRs accounts	—	—	2	—	—	—	—	—	—	2
Non-performing TDRs	$—	$—	$41	$—	$—	$—	$—	$—	$—	$41
Number of non-performing TDR accounts	—	—	2	—	—	—	—	—	—	2

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2022	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,499	$333	$80,147	$5,304	$42,936	$8,691	$6,158	$1,521	$36,363	$185,982
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	104	—	—	299	—	—	80	483
Doubtful	—	—	—	—	—	—	—	—	5	5
Loss	—	—	—	—	—	—	—	—	—	—

	$4,499	$333	$80,251	$5,304	$42,936	$8,990	$6,158	$1,521	$36,448	$186,440

Nonaccrual	$—	$—	$104	$—	$—	$299	$—	$—	$85	$488
Troubled debt restructures	$—	$—	$34	$—	$—	$—	$—	$—	$—	$34
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$34	$—	$—	$—	$—	$—	$—	$34
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	1

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available-for-Sale and Interest Rate Swaps. Investment securities available-for-sale and interest rate swap contracts are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities, and interest rate swap contracts. Securities classified as Level 3 include asset-backed securities in illiquid markets.

The Bank may be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.

Loans. Impaired loans totaled $682,485 with $170,790 of specific reserves as of June 30, 2023. These assets included single-family residential, commercial and industrial, and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly relies on appraisals from independent appraisers. We obtain an appraisal on properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
June 30, 2023
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$14,283	$—	$14,283
Agency mortgage-backed securities	—	48,616	—	48,616
Municipal securities	—	33,098	—	33,098
Corporate securities	—	1,255	—	1,255
U.S. Government agency securities	—	36,985	—	36,985
U.S. Treasury securities	—	16,583	—	16,583

Non-recurring:
Impaired loans	—	—	512	512
	$—	$150,820	$512	$151,332
December 31, 2022
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$15,255	$—	$15,255
Agency mortgage-backed securities	—	51,893	—	51,893
Municipal securities	—	32,297	—	32,297
Corporate securities	—	1,325	—	1,325
U.S. Government agency securities	—	36,580	—	36,580
U.S. Treasury securities	—	6,783	—	6,783

Non-recurring:
Impaired loans	—	—	330	330
	$—	$144,133	$330	$144,463

The estimated fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022 are summarized in the following table. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$1,965	$1,965	$2,035	$2,035
Interest-bearing deposits in other financial institutions	9,458	9,458	22,680	22,680
Federal funds sold	325	325	5,377	5,377
Investment securities available for sale	150,820	150,820	144,133	144,133
Investments in restricted stock	403	403	221	221
Ground rents	128	128	131	131
Loans, less allowance for credit losses	178,329	167,999	184,278	177,254
Accrued interest receivable	1,139	1,139	1,159	1,159
Cash value of life insurance	8,572	8,572	8,493	8,493

Financial liabilities:
Deposits	329,224	272,655	362,947	299,773
Short-term borrowings	15,000	15,000	—	—
Accrued interest payable	17	17	9	9
Unrecognized financial instruments:
Commitments to extend credit	30,610	30,610	30,718	30,718
Standby letters of credit	45	45	45	45

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
June 30, 2023	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$11,748	$11,748	$11,748	$—	$—
Loans receivable, net	178,329	167,999	—	—	167,999
Cash value of life insurance	8,572	8,572	—	8,572	—
Financial instruments - Liabilities
Deposits	329,224	272,655	—	272,655	—
Short-term debt	15,000	15,000	—	15,000	—

Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flows. The discounts used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments.

The fair value of cash and due from banks, federal funds sold, investments in restricted stocks and accrued interest receivable are equal to the carrying amounts. The fair values of investment securities are determined using market quotations, if available, or measured using pricing models or other model-based valuation techniques such as present value and future value cash flows. The fair value of loans receivable is estimated using discounted cash flow analysis. For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value. Cash surrender value of life insurance is reported in the Level 2 fair value category. The fair value of the Bank Term Funding Program loans is equal to the carrying amounts. The fair value of FHLB borrowings is estimated based upon discounted future cash flows using a discounted rate comparable to the current market rate for such borrowings. FHLB borrowings are reported in the Level 2 fair value category.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Total interest income increased $607,000 to $6.6 million for the six-month period ended June 30, 2023, as compared to the same period in 2022. This resulted from a $472,000 increase in interest income on securities and a $168,000 increase in interest on deposits with banks and federal funds sold, consistent with the rising interest rate environment. The increase in interest income was driven by the repricing impact on earning asset yields of the change in asset mix from loans to investment securities. Interest-bearing deposits in other financial institutions decreased by $18.3 million or 65.13%, during the first six months of 2023. The Bank’s loan portfolio decreased by $5.9 million or 3.23% during the first six months of 2023. The Company’s allowance for credit losses was $2.22 million as of June 30, 2023, compared to $2.16 million at December 31, 2022, an increase of $60,000 or 2.78%. Total deposits decreased $33.7 million, or 9.29%, during the first six months of 2023. Shareholder’s equity was $17.3 million on June 30, 2023, a $1.2 million or 7.50% increase, as compared to $16.1 million on December 31, 2022. The increase was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $20.2 million on June 30, 2023, compared to $21.3 million at December 31, 2022. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets were 17.88% on June 30, 2023, as compared to 17.28% on December 31, 2022.

Return on average assets for the three- and six-month periods ended June 30, 2023, were 0.31% and 0.39% compared to 0.29% and 0.25% for the three- and six-month periods ended June 30, 2022.  Lower net income and a lower average asset balance primarily drove the higher return on average assets for the three-month period ended June 30, 2023, when compared to 2022, and higher net income partially offset by a lower average asset balance primarily drove the higher return on average assets for the six-months ended June 30, 2023, when compared to 2022.  Return on average equity for the three- and six-month periods ended June 30, 2023, was 5.88% and 7.82% compared to 4.99% and 3.69% for the three- and six-month periods ended June 30, 2022.  Lower net income and a lower average equity balance primarily drove the higher return on average equity for the three-month period ended June 30, 2023, compared to 2022, and higher net income and a lower average equity balance primarily drove the higher return on average equity for the six-month period ended June 30, 2023, compared to 2022.

The book value per share of Bancorp’s common stock was $6.01 on June 30, 2023, as compared to $7.44 per share on June 30, 2022. The decrease primarily resulted from the unrealized losses on the Company’s available for sale securities and the continued rise in interest rates in 2023.

At June 30, 2023, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s estimated tier 1 risk-based capital ratio was 16.83% at June 30, 2023, compared to 16.45% at December 31, 2022.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended June 30, 2023, was $276,000, or $0.10 per basic and diluted common share compared to $309,000, or $0.11 per basic and diluted common share for the same period of 2022. The results for the three-month period ended June 30, 2023, were lower than the same period of 2022 resulting primarily from a $90,000 increase in non-interest expense, offset by a $68,000 increase in net interest income after provision for loan losses when compared to the same period of 2022. Net income attributable to common stockholders for the six-month period ended June 30, 2023, was $710,000, or $0.25 per basic and diluted common share compared to $540,000, or $0.19 per basic and diluted common share for the same period of 2022. The results recorded for the six-month period ended June 30, 2023, were higher than the same period of 2022 resulting primarily from a $0.5 million higher net interest income after provision for loan losses, offset by $29,000 lower non-interest income and $0.3 million higher non-interest expenses when compared to the same period of 2022.

Net Interest Income. The Company’s net interest income for the three-month period ended June 30, 2023 was $3.1 million, as compared to $2.8 million for the same period in 2022, an increase of $311,000, or 11.09%. The increase in net interest income was due to higher interest income in the amount of $3.3 million and lower interest expense in the amount of $153,000. The Company’s net interest income for the six-month period ended June 30, 2023, was $6.3 million, compared to $5.5 million for the same period in 2022, an increase of $808,000, or 14.73%. The increase in net interest income was due to $606,000 higher interest income, and $202,000 lower interest expense on interest-bearing deposits and borrowings.

Total interest income for the second quarter of 2023 increased $237,000, or 7.81% when compared to the same period in 2022, from $3.0 million in 2022 to $3.3 million in 2023. The primary driver of the increase was a $205,000 increase in interest and dividends on investment securities, and by a $46,000 increase in interest and fees on loans, offset by a $14,000 decrease in interest on deposits with banks and federal funds sold due to higher interest rates and lower average balances. Total interest income increased $607,000 for the six-month period ended June 30, 2023, when compared to the same period in 2022 from $5.9 million in 2022 to $6.6 million, an increase of 10.20%. The primary driver of the increase in total interest income was an increase of $472,000 on interest and dividends on securities and a $168,000 increase in interest on deposits with banks and federal funds sold due to lower average balances and higher interest rates, offset by a decrease of $33,000 in interest on fees and loans attributed to lower average loan portfolio balances and a higher interest rate environment.

Interest expense for the second quarter 2023 decreased $74,000 from $227,000 for the same period in 2022 to $153,000, a decrease of 32.60%. The primary driver for the decrease was a $69,000 net decrease in interest expense on borrowings and a $5,000 decrease in expense on interest-bearing deposits. The decrease in interest on borrowings for the three-month period ended June 30, 2023 is attributed to the payoff of short- and long-term borrowings in the fourth quarter of 2022. Interest expense decreased $201,000 for the six-month period ended June 30, 2023, from $461,000 for the same period in 2022 to $260,000 in 2023, a decrease of 43.57%. The decrease was primarily due to a $22,000 decrease in the cost of interest on deposits, and a $179,000 decrease in the cost of borrowings. The decreases for the three-and six-month periods ended June 30, 2023, are attributed to decreases in deposit balances and the payoff of short- and long-term borrowings after the second quarter of 2022.

Net interest margin for the three-month period ended June 30, 2023 was 3.44% compared to 2.61% for the three-month period ended June 30, 2022. Higher average yields and lower average balances on interest-earning assets combined with lower average interest-bearing funds, lower average noninterest-bearing funds, and lower cost of funds were the primary drivers of year-over-year results. The yield on interest earning assets increased by 0.78% from 2.82% for the three-month period ended June 30, 2022, to 3.60% from the same period of 2023. The cost of funds was 0.18% for the three-month period ended June 30, 2023, compared to 0.22% for the three-month period ended June 30, 2022. The decrease in interest expense is related to a $16.2 million decrease in the average balance of borrowed funds and the resulting positive impact on the Company’s funding mix. Net interest margins for the six-month period ended June 30, 2023, were 3.42% compared to 2.57% for the six-month period ended June 30, 2022. The yield on interest earning assets increased by 0.77% from 2.79% for the six-month period ended June 30, 2022, to 3.56% for the six-month period ended June 30, 2023. The cost of funds decreased 0.08% from 0.23% for the six-month period ended June 30, 2022, to 0.15%

for the same period of 2023. The decrease in interest expense is related to an $18.1 million decrease in the average balance of borrowed funds and the resulting positive impact on the Company’s funding mix.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$10,925	$138	5.02%	$61,172	$123	0.81%
Investment securities available for sale	170,653	985	2.31	167,651	808	1.93
Restricted equity securities	314	9	11.32	1,072	10	3.59
Total interest-bearing deposits/investments	181,892	1,132	2.49	229,895	941	1.64

Loans Secured by Real Estate
Construction and land	4,574	44	3.87	3,613	25	2.77
Farmland	330	4	5.04	339	4	5.04
Single-family residential	80,779	908	4.50	77,996	796	4.08
Multi-family	4,946	66	5.31	4,898	68	5.53
Commercial	43,174	609	5.66	46,836	613	5.25
Total loans secured by real estate	133,803	1,631	4.89	133,682	1,506	4.52
Commercial and Industrial
Commercial and industrial	10,717	116	4.32	9,167	74	3.25
SBA guaranty	6,003	122	8.16	6,039	78	5.15
Comm SBA PPP	—	—	—	530	1	1.00
Total commercial and industrial loans	16,720	238	5.70	15,736	153	3.90
Consumer Loans
Consumer	2,049	8	1.65	2,215	6	1.03
Automobile	29,121	258	3.52	50,000	424	3.39
Total consumer loans	31,170	266	3.43	52,215	430	3.30
Total loans	181,693	2,135	4.71	201,633	2,089	4.16
Total interest-earning assets	363,585	3,267	3.60	431,528	3,030	2.82

Cash	2,020			2,031
Allowance for credit losses	(2,196)			(2,277)
Market valuation	(26,879)			(17,231)
Other assets	22,952			20,246
Total non-earning assets	(4,103)			2,769
Total assets	$359,482			$434,297

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$143,312	28	0.08%	$150,539	18	0.05%
Money market	16,238	2	0.05	23,950	3	0.05
Certificates of deposit	44,023	85	0.80	59,255	99	0.67
Total interest-bearing deposits	203,573	115	0.23	233,744	120	0.21

Borrowed Funds:
Federal Funds Purchased	1	—	—	—	—	—
Bank Term Funding Program	889	—	—
FHLB advances	2,903	38	5.29	20,000	107	2.15
Total borrowed funds	3,793	38	4.05	20,000	107	2.15
Total interest-bearing liabilities	207,366	153	0.30	253,744	227	0.36

Non-interest-bearing deposits	131,458			153,614
Total cost of funds	338,824	153	0.18	407,358	227	0.22

Other liabilities and accrued expenses	1,861			2,036
Total liabilities	340,685			409,394

Stockholder's equity	18,797			24,903
Total liabilities and equity	$359,482			$434,297
Net interest income		$3,114			$2,803
Yield on earning assets			3.60%			2.82%
Cost of interest-bearing liabilities			0.30%			0.36%
Net interest spread			3.31%			2.46%
Net interest margin			3.44%			2.61%

	Six Months Ended June 30,
	2023			2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$15,812	$352	4.49%	$63,004	$149	0.48%
Investment securities available for sale	171,586	1,964	2.29	161,625	1,520	1.88
Restricted equity securities	265	13	9.85	1,068	20	3.74
Total interest-bearing deposits/investments	187,663	2,329	2.48	225,697	1,689	1.50

Loans Secured by Real Estate
Construction and land	4,481	83	3.74	3,656	58	3.19
Farmland	331	8	5.05	340	9	5.04
Single-family residential	80,474	1,778	4.42	77,890	1,852	4.06
Multi-family	4,887	131	5.36	4,930	135	5.48
Commercial	43,331	1,200	5.59	47,819	1,237	5.22
Total loans secured by real estate	133,504	3,200	4.83	134,635	3,021	4.52
Commercial and Industrial
Commercial and industrial	10,273	218	4.29	9,528	150	3.17
SBA guaranty	6,037	237	7.91	6,172	170	5.56
Comm SBA PPP	—	—	—	673	3	1.00
Total commercial and industrial loans	16,310	455	5.63	16,373	323	3.98
Consumer Loans
Consumer	1,831	17	1.83	2,295	11	0.95
Automobile	31,595	551	3.49	51,174	901	3.52
Total consumer loans	33,426	568	3.43	53,469	912	3.44
Total loans	183,240	4,223	4.65	204,477	4,256	4.20
Total interest-earning assets	370,903	6,552	3.56	430,174	5,945	2.79

Cash	2,043			2,020
Allowance for credit losses	(2,151)			(2,356)
Market valuation	(27,491)			(10,635)
Other assets	23,232			18,681
Total non-earning assets	(4,367)			7,710
Total assets	$366,536			$437,884

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$146,538	53	0.07%	$147,925	34	0.05%
Money market	16,269	4	0.05	23,680	6	0.05
Certificates of deposit	45,618	165	0.73	59,761	204	0.69
Total interest-bearing deposits	208,425	222	0.21	231,366	244	0.21

Borrowed Funds:
PPPLF Term Funding	2	—	—	—	—	—
Federal Funds Purchased	—	—	—	1	—	—
Bank Term Funding Program	444	—	—
FHLB advances	1,452	38	5.32	20,001	217	2.19
Total borrowed funds	1,898	38	4.07	20,002	217	2.19
Total interest-bearing liabilities	210,323	260	0.25	251,368	461	0.37

Non-interest-bearing deposits	136,021			154,700
Total cost of funds	346,344	260	0.15	406,068	461	0.23

Other liabilities and accrued expenses	1,883			2,305
Total liabilities	348,227			408,373

Stockholder's equity	18,309			29,511
Total liabilities and equity	$366,536			$437,884
Net interest income		$6,292			$5,484
Yield on earning assets			3.56%			2.79%
Cost of interest-bearing liabilities			0.25%			0.37%
Net interest spread			3.31%			2.42%
Net interest margin			3.42%			2.57%

Provision for Credit Losses on Loans.  The Company recognized provision of credit losses on loans in the amount of $127,000 and a release of credit losses in the amount of $116,000 for the three-month periods ended June 30, 2023, and 2022, respectively.  The increase in the provision for the three-month period ended June 30, 2023, when compared to the three-month period ended June 30, 2022, primarily reflects a $19.4 million decrease in the reservable balance of the loan portfolio (excluding PPP loans) and a 0.12% increase in the current expected credit loss percentage.  The Company recognized a provision of allowance for credit losses on loans in the amount of $85,000 and a release of credit losses in the amount of $217,000 for the six-month periods ended June 30, 2023, and 2022, respectively. The $302,000 increase in the provision in 2023, compared to 2022, primarily reflects a $19.4 million decrease in the reservable balance of the loan portfolio (excluding PPP loans) and a 0.11% increase in the current expected credit loss percentage.  As a result, the allowance for credit loss on loans was $2.22 million on June 30, 2023, representing 1.23% of total loans, compared to $2.24 million, or 1.12% of total loans on June 30, 2022.

Noninterest Income. Noninterest income decreased to $239,000 for the three-month period ended June 30, 2023, from $260,000 for the corresponding period in 2022, a decrease of $21,000, or 8.08%. The decrease was primarily due to decreases in other fees and commissions. Noninterest income decreased to $29,000 to $485,000 for the six-month period ended June 30, 2023, from $514,000 for the corresponding period in 2022. The decrease was primarily due to decreases in other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended June 30, 2023 and 2022 were $2.9 million and $2.8 million, respectively, an increase of $90,000 or 3.16%.  The increase was driven by increases in salary and employee benefits, and data processing and item processing services, offset by decreases in occupancy and equipment expenses, legal, accounting, and other professional fees, loan collection costs and other expenses. Noninterest expenses increased from $5.6 million for the six-month period ended June 30, 2022, to $5.9 million for the corresponding period in 2023, an increase of $251,000. The increase was driven by increases in salary and employee benefits costs, data processing and item processing services, FDIC insurance costs, and loan collection costs, offset by decreases in occupancy and equipment expenses, legal, accounting, and other professional fees, and other expenses.

Income Taxes. During the three-month period ended June 30, 2023, the Company recorded income tax expense of $25,000 compared to $35,000 for the same period in 2022, a $10,000, or 28.57%, decrease. During the six-month period ended June 30, 2023, the Company recorded income tax expense of $112,000 compared to $56,000 expense for the same period in 2022, a $56,000, or 100.00%, increase. The Company’s annualized effective tax rate at June 30, 2023 was 14.75% compared to 11.11% for the prior year. The increase in income tax expense was due to higher income before taxes at June 30, 2023, compared to June 30, 2022.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the second quarter of 2023, comprehensive losses, net of tax, totaled $0.7 million compared to a loss in the amount of $5.8 million for the same period in 2022. The increase in comprehensive income was due to lower gains on interest rate swaps and lower losses on securities for the period ended June 30, 2023. For the six months ended June 30, 2023, comprehensive income, net of tax, totaled $1.7 million compared to a loss, net of tax, in the amount of $13.9 million for the same period in 2022. The increase in comprehensive income was due to lower gains on interest rate swaps and lower losses on securities during the period ended June 30, 2023.

FINANCIAL CONDITION

General. The Company’s assets decreased to $363.6 million at June 30, 2023 from $381.4 million at December 31, 2022, a decrease of $17.8 million or 4.67%, primarily due to an $18.3 million decrease in cash and cash equivalents, a $6.7 million increase in investment securities available for sale, and a $5.9 million decrease in loans, net. Loans totaled $178.3 million at June 30, 2023, a decrease of $5.9 or 3.23%, from $184.3 million at December 31, 2022. The decrease was primarily attributable to a decrease in consumer and automobile loans, offset by increases in loans secured by real estate, and commercial and industrial loans. Investment securities available for sale as of June 30, 2023, totaled $150.8 million, an increase of $6.7 million, or 4.64% from $144.1 million on December 31, 2022. Cash and cash equivalents as of June 30, 2023, totaled $11.7 million, a decrease of $18.3 million, or 60.96% from $30.1 million on December 31, 2022.

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

At June 30, 2023, impaired loans totaled $0.5 million, net of specific reserves. Included in the impaired loans total were $0.6 million in loans classified as nonaccrual loans. At June 30, 2023, troubled debt restructurings included in impaired loans totaled $41,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans	$576	$488
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	-	10

Total nonperforming loans	576	498

Total nonperforming assets	$576	$498

Nonperforming assets to total assets	0.16%	0.13%

Deposits as of June 30, 2023, totaled $329.2 million, a decrease of $33.7 million, or 9.29% from $362.9 million on December 31, 2022. Demand deposits as of June 30, 2023 totaled $130.4 million, a decrease of $12.8 million, or 8.96% from $143.3 million at December 31, 2022. Interest-bearing checking accounts as of June 30, 2023 totaled $36.4 million, a decrease of $3.7 million, or 9.12% from $40.1 million at December 31, 2022. Savings accounts as of June 30, 2023 totaled $104.5 million, a decrease of $8.6 million, or 7.60%, from $113.1 million at December 31, 2022. Money market accounts as of June 30, 2023 totaled $15.5 million, a decrease of $0.3 million, or 2.02%, from $15.8 million at December 31, 2022. Time deposits under $100,000 totaled $26.3 million on June 30, 2023, a $4.4 million or a 14.35% decrease from $30.7 million at December 31, 2022. Time deposits over $100,000 totaled $16.1 million on June 30, 2023, a $3.9 million, or 19.60% decrease from $20.0 million at December 31, 2022.

Deposits on June 30, 2023, and December 31, 2022, were as follows:

	June 30, 2023		December 31, 2022		2023 vs 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$130,430	39.6%	$143,262	39.5%	$(12,832)	(9.0)%

Interest-bearing deposits:
Checking	36,432	11.1%	40,086	10.9%	(3,654)	(9.1)%
Savings	104,508	31.7%	113,101	31.2%	(8,593)	(7.6)%
Money market	15,473	4.7%	15,791	4.4%	(318)	(2.0)%
Total interest-bearing checking, savings and money market deposits	156,413	47.5%	168,978	46.5%	(12,565)	(7.4)%

Time deposits under $100,000	26,302	8.0%	30,708	8.5%	(4,406)	(14.3)%
Time deposits of $100,000 or more	16,079	4.9%	19,999	5.5%	(3,920)	(19.6)%
Total time deposits	42,381	12.9%	50,707	14.0%	(8,326)	(16.4)%

Total interest-bearing deposits	198,794	60.4%	219,685	60.5%	(20,891)	(9.5)%

Total Deposits	$329,224	100.0%	$362,947	100.0%	$(33,723)	(9.3)%

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

Future minimum payments of the Bank’s operating leases as of June 30, 2023 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2023	$98
2024	192
2025	10
2026	8
2027	5
Thereafter	—
Total	$313

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

For the six months ended June 30, 2023, the Bank accrued $252,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by our IC. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in U.S. Treasury interest rates. We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we employ. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

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

At June 30, 2023, the simulation analysis indicated that the Bank is in an asset sensitive position. Management strives to manage higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2023	(7)%	(3)%	—%	—%
June 30, 2022	(14)%	(7)%	6%	13%

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2023.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$1,965
Federal funds and overnight deposits	9,783	—	—	—	9,783
Securities	—	25,357	10,872	114,591	150,820
Loans	727	4,355	35,235	138,012	178,329
Fixed assets	—	—	—	—	3,276
Other assets	—	—	—	—	19,434
Total assets	$10,510	$29,712	$46,107	$252,603	$363,607

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$130,430
NOW accounts	36,432	—	—	—	36,432
Money market deposit accounts	15,473	—	—	—	15,473
Savings accounts	104,509	—	—	—	104,509
IRA accounts	1,285	6,788	8,579	—	16,652
Certificates of deposit	4,669	13,215	7,843	—	25,727
Long-term borrowings	—	—	—	—	—
Short-term borrowings	—	15,000	—	—	15,000
Other liabilities	—	—	—	—	2,125
Stockholders’ equity:	—	—	—	—	17,259
Total liabilities and stockholders' equity	$162,368	$35,003	$16,422	$—	$363,607

GAP	$(151,858)	$(5,291)	$29,685	$252,603
Cumulative GAP	$(151,858)	$(157,149)	$(127,464)	$125,139
Cumulative GAP as a % of total assets	(41.76)%	(43.22)%	(35.06)%	34.42%

As shown above, measures of net interest income at risk were more favorable on June 30, 2023 than on June 30, 2022 over a 12-month modeling period. All measures remained within prescribed policy limits in the up and down interest rate scenarios.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2023	6%	4%	(7)%	(15)%
June 30, 2022	(19)%	(7)%	5%	8%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2023, totaled $11.7 million, a decrease of $18.3 million, or 60.96% from $30.1 million at December 31, 2022.

As of June 30, 2023, the Bank was permitted to draw on a $85.8 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. As of June 30, 2023, the Bank was permitted to draw on a $3.0 million line of credit from the Federal Reserve Bank under the Bank Term Funding Program (“BTFP”). Borrowings under the line are secured by investment securities. At December 31, 2022, there were no short-term or long-term borrowings from FHLB or the Federal Reserve Bank. As of June 30, 2023, there was one short-term borrowing at FHLB in the amount of $5.0 million and one short-term borrowing at the Federal Reserve Bank in the amount of $10.0 million. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of June 30, 2023.

The Company’s stockholders’ equity increased $1.2 million, or 7.50% during the six-month period ended June 30, 2023. The increase was primarily due to a decrease in the after-tax net unrealized holding loss on securities available for sale in the amount of $20.2 million.

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

The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules establish a capital conservation buffer above the regulatory minimum capital requirements. Since 2019, this capital conservation buffer is 2.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. The rules also implemented strict eligibility criteria for regulatory capital instruments.

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

The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At June 30, 2023, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.51%, a Tier 1 risk-based capital ratio of 16.83%, a common equity Tier 1 risk-based capital ratio of 16.83%, and a total risk-based capital ratio of 17.88%. The Company’s capital amounts and ratios at June 30, 2023 and December 31, 2022 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,755	16.83%	$10,093	4.50%	$14,579	6.50%
Total capital	$40,105	17.88%	$17,944	8.00%	$22,430	10.00%
Tier 1 capital	$37,755	16.83%	$13,458	6.00%	$17,944	8.00%
Tier 1 leverage	$37,755	10.51%	$14,369	4.00%	$17,961	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,963	16.45%	$10,383	4.50%	$14,998	6.50%
Total capital	$39,866	17.28%	$18,459	8.00%	$23,074	10.00%
Tier 1 capital	$37,963	16.45%	$13,845	6.00%	$18,459	8.00%
Tier 1 leverage	$37,963	9.53%	$15,938	4.00%	$19,922	5.00%

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

Allowance for Credit Losses.  The allowance for credit losses (“ACL”) consists of the allowance for credit losses and the reserve for unfunded commitments.  In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”).  The ASC, as amended, is intended to provide financial statement users with more decision useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income.

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

Deferred Income Taxes. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such an amount will be realized based on consideration of available evidence.

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

GLEN BURNIE BANCORP
(Registrant)

Date: August 10, 2023	By:	/s/ John D. Long
John D. Long
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer