Form 10-Q
period 2023-09-30
GLEN BURNIE BANCORP
filed 2023-11-13
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2023, was 2,877,084.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,380	$2,035
Interest-bearing deposits in other financial institutions	12,142	28,057
Cash and Cash Equivalents	14,522	30,092

Investment securities available for sale, at fair value	142,705	144,133
Restricted equity securities, at cost	980	221

Loans, net of deferred fees and costs	174,796	186,440
Less: Allowance for credit losses	(2,094)	(2,162)
Loans, net	172,702	184,278

Premises and equipment, net	3,177	3,277
Bank owned life insurance	8,614	8,493
Deferred tax assets, net	10,187	8,902
Accrued interest receivable	1,373	1,159
Accrued taxes receivable	189	—
Prepaid expenses	538	493
Other assets	377	388
Total Assets	$355,364	$381,436

LIABILITIES
Noninterest-bearing deposits	$126,898	$143,262
Interest-bearing deposits	187,943	219,685
Total Deposits	314,841	362,947

Short-term borrowings	25,000	—
Defined pension liability	322	317
Accrued Taxes Payable	—	151
Accrued expenses and other liabilities	2,040	1,967
Total Liabilities	342,203	365,382

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,877,084 and 2,865,046 shares as of September 30, 2023 and December 31, 2022, respectively.	2,877	2,865
Additional paid-in capital	10,940	10,862
Retained earnings	23,980	23,579
Accumulated other comprehensive loss	(24,636)	(21,252)
Total Stockholders' Equity	13,161	16,054

Total Liabilities and Stockholders' Equity	$355,364	$381,436

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$2,145	$2,094	$6,368	$6,351
Interest and dividends on securities	1,101	943	3,065	2,435
Interest on deposits with banks and federal funds sold	104	271	469	468
Total Interest Income	3,350	3,308	9,902	9,254

INTEREST EXPENSE
Interest on deposits	116	116	337	361
Interest on short-term borrowings	282	147	320	338
Interest on long-term borrowings	—	8	—	34
Total Interest Expense	398	271	657	733

Net Interest Income	2,952	3,037	9,245	8,521

(Release)/provision for credit losses	(92)	39	(7)	(178)
Net interest income after (release)/provision	3,044	2,998	9,252	8,699

NONINTEREST INCOME
Service charges on deposit accounts	40	37	120	119
Other fees and commissions	233	240	560	596
Gain on securities sold/redeemed	—	—	—	1
Income on life insurance	42	40	120	116
Total Noninterest Income	315	317	800	832

NONINTEREST EXPENSE
Salary and benefits	1,691	1,647	5,089	4,783
Occupancy and equipment expenses	329	291	955	939
Legal, accounting and other professional fees	194	299	692	884
Data processing and item processing services	206	242	755	703
FDIC insurance costs	40	28	122	83
Advertising and marketing related expenses	26	21	72	64
Loan collection costs	10	4	13	(51)
Telephone costs	38	35	113	119
Other expenses	287	353	880	1,016
Total Noninterest Expenses	2,821	2,920	8,691	8,540

Income before income taxes	538	395	1,361	991

Income tax (benefit) expense	(13)	20	99	76

NET INCOME	$551	$375	$1,262	$915

Basic and diluted net income per share of common stock	$0.19	$0.13	$0.44	$0.32

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$551	$375	$1,262	$915

Other comprehensive income (loss):

Net unrealized income (loss) on securities available for sale:
Net unrealized loss on securities during the period	(6,060)	(9,842)	(4,668)	(30,335)
Income tax benefit relating to item above	1,668	2,709	1,284	8,348
Reclassification adjustment for gain on sales of securities included in net income	—	(1)	—	(1)
Net effect on other comprehensive loss	(4,392)	(7,134)	(3,384)	(21,988)

Net unrealized gain on interest rate swaps:
Net unrealized gain on interest rate swap during the period	-	125	-	647
Income tax expense relating to item above	-	(34)	-	(178)
Net effect on other comprehensive income	-	91	-	469

Other comprehensive loss	(4,392)	(7,043)	(3,384)	(21,519)

Comprehensive loss	$(3,841)	$(6,668)	$(2,122)	$(20,604)

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2021	$2,854	$10,759	$22,977	$(874)	$35,716

Net income	—	—	915	—	915
Cash dividends, $0.30 per share	—	—	(857)	—	(857)
Dividends reinvested under
dividend reinvestment plan	8	77	—	—	85
Other comprehensive loss	—	—	—	(21,519)	(21,519)

Balance, September 30, 2022	$2,862	$10,836	$23,035	$(22,393)	$14,340

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2022	$2,865	$10,862	$23,579	$(21,252)	$16,054

Net income	—	—	1,262	—	1,262
Cash dividends, $0.30 per share	—	—	(861)	—	(861)
Dividends reinvested under
dividend reinvestment plan	12	78	—	—	90
Other comprehensive income	—	—	—	(3,384)	(3,384)

Balance, September 30, 2023	$2,877	$10,940	$23,980	$(24,636)	$13,161

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,262	$915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion of premises and equipment	120	318
Amortization, and accretion of investment securities available for sale	(23)	528
Provision (release) for credit losses	(7)	(178)
Increase in cash surrender value of bank owned life insurance	(121)	(116)
Loss on write-down of MFB stock	—	2
Decrease (increase) in accrued interest receivable	(214)	(167)
Net decrease (increase) in other assets	(224)	(166)
Net decrease in accrued expenses and other liabilities	35	(153)
Net cash provided by operating activities	828	983

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	6,530	11,624
Proceeds from sales of available for sale debt securities	—	1
Purchases of investment securities available for sale	(9,747)	(31,540)
Net purchase of Federal Home Loan Bank stock	(758)	(11)
Net decrease in loans	11,583	16,295
Purchases of premises and equipment	(128)	(231)

Net cash provided by (used in) investing activities	7,480	(3,862)

Cash flows from financing activities:
Net (decrease) increase in deposits	(48,107)	(4,361)
Increase in short term borrowings	25,000	10,000
Decrease in long term borrowings	—	(10,000)
Cash dividends paid	(861)	(857)
Common stock dividends reinvested	90	85

Net cash (used in) provided by financing activities	(23,878)	(5,133)

Net decrease in cash and cash equivalents	(15,570)	(8,012)

Cash and cash equivalents at beginning of period	30,092	62,181

Cash and cash equivalents at end of period	$14,522	$54,169

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$589	$684
Net income taxes paid	436	—
Net increase in unrealized depreciation on available for sale securities	(4,668)	(30,335)
Net decrease in unrealized depreciation on swaps	—	646

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATIONAL

Nature of Business

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland. The Company owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland (the “State”). The Bank provides financial services to individuals and corporate customers located in Anne Arundel County and surrounding areas of Central Maryland and is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2023 and December 31, 2022, the results of operations for the three- and nine-month periods ended September 30, 2023 and 2022, and the statements of cash flows for the nine-month period ended September 30, 2023 and 2022. The operating results for the three- and nine-month period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or any future interim period. The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023. The unaudited consolidated financial statements for September 30, 2023 and 2022, the consolidated balance sheet at December 31, 2022, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022. There have not been any significant changes in the Company's significant accounting policies.

Allowance for Credit Losses – Loans Receivable

Effective January 1, 2021, the Company applied ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), such that the allowance calculation is based on the current expected credit loss (“CECL”) methodology. Prior to January 1, 2021, the calculation was based on incurred loss methodology. The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable that a loss event was incurred.

The ACL consists of the allowance for credit losses and the reserve for unfunded commitments. The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based on for each loan type. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

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

The Company also considers qualitative adjustments to the historical loss rate for each loan portfolio class. The qualitative adjustments for each loan class consider the conditions over the 20-year look-back period from which historical loss experience was based and are split into two components: 1) asset or class specific risk characteristics or current conditions at the reporting date related to portfolio credit quality, remaining payments, volume and nature, credit culture and management, business environment or other management factors; and 2) reasonable and supportable forecasts of future economic conditions and collateral values.

The Company performs a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans, risk rating migration, delinquencies, etc. The asset quality review is performed by management and the results are used to consider a qualitative overlay to the quantitative baseline.

When management deems it to be appropriate, the Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in each respective loan pool. These individually evaluated loans are removed from their respective pools and typically represent collateral dependent loans but may also include other non-performing loans or restructured loans to borrowers experiencing financial difficulty.

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

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2022 and September 30, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $30.6 million on September 30, 2023. The reserve for unfunded commitments is recognized as a liability (accrued expenses and other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic and diluted earnings per share:
Net income	$551,441	$375,009	$1,261,822	$915,274
Weighted average common shares outstanding	2,875,329	2,860,352	2,869,631	2,857,759
Basic and dilutive net income per share	$0.19	$0.13	$0.44	$0.32

Diluted earnings per share calculations were not required for the three- and nine-month periods ended September 30, 2023 and 2022, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at September 30, 2023 or December 31, 2022. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company had no held-to-maturity securities at September 30, 2023 or December 31, 2022.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at September 30, 2023 and December 31, 2022:

	At September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$16,290	$16	$(2,817)	$13,489
Agency mortgage-backed securities	53,576	—	(8,089)	45,487
Municipal securities	43,016	2	(13,040)	29,978
Corporate Securities	1,500	—	(238)	1,262
U.S. Government agency securities	45,436	—	(9,715)	35,721
U.S. Treasury securities	16,877	3	(112)	16,768

Total securities available for sale	$176,695	$21	$(34,011)	$142,705

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$17,596	$7	$(2,348)	$15,255
Agency mortgage-backed securities	58,801	—	(6,908)	51,893
Municipal securities	43,092	1	(10,796)	32,297
Corporate Securities	1,500	—	(175)	1,325
U.S. Government agency securities	45,471	—	(8,891)	36,580
U.S. Treasury securities	6,993	—	(210)	6,783

Total securities available for sale	$173,453	$8	$(29,328)	$144,133

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022 are as follows:

September 30, 2023	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$240	$(3)	$11,574	$(2,814)	$11,814	$(2,817)
Agency mortgage-backed securities	117	—	45,369	(8,089)	45,486	(8,089)
Municipal securities	4,181	(417)	25,296	(12,623)	29,477	(13,040)
Corporate Securities	—	—	1,263	(238)	1,263	(238)
U.S. Government agency securities	251	—	35,470	(9,715)	35,721	(9,715)
U.S. Treasury securities	—	—	6,885	(112)	6,885	(112)
	$4,789	$(420)	$125,857	$(33,591)	$130,646	$(34,011)

December 31, 2022	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$8,315	$(364)	$6,127	$(1,984)	$14,442	$(2,348)
Agency mortgage-backed securities	20,029	(1,308)	31,865	(5,600)	51,894	(6,908)
Municipal securities	18,456	(5,438)	13,340	(5,358)	31,796	(10,796)
Corporate Securities	—	—	1,325	(175)	1,325	(175)
U.S. Government agency securities	13,526	(474)	22,767	(8,417)	36,293	(8,891)
U.S. Treasury securities	6,783	(210)	—	—	6,783	(210)
	$67,109	$(7,794)	$75,424	$(21,534)	$142,533	$(29,328)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of September 30, 2023. As of September 30, 2023, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions.

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

At September 30, 2023, the Company recorded unrealized losses in its portfolio of debt securities totaling $34.0 million related to 248 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

At December 31, 2022, the Company recorded unrealized losses in its portfolio of debt securities totaling $29.3 million related to 256 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

Shown below are contractual maturities of debt securities at September 30, 2023. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2023

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$25,888	$25,614	3.53%
Over one to five years	12,492	11,596	2.10%
Over five to ten years	34,320	29,460	2.11%
Over ten years	103,995	76,035	2.39%
Total debt securities	$176,695	$142,705

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

The Company currently manages its credit products and the respective exposure to credit losses by specific portfolio segments and classes, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses.  The Company believes each portfolio segment has unique risk characteristics.  The Company's loans held for investment is divided into three portfolio segments:  loans secured by real estate, commercial and industrial loans, and consumer loans.  Each of these segments is further divided into loan classes for the purpose of estimating the allowance for credit losses.

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30,		December 31,
	2023		2022
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$4,145	2	$4,499	2
Farmland	327	—	333	—
Single-family residential	82,998	48	80,251	43
Multi-family	5,201	3	5,304	3
Commercial	41,361	24	42,936	23
Total loans secured by real estate	134,032		133,323
Commercial and Industrial
Commercial and industrial	10,032	6	8,990	5
SBA guaranty	5,970	3	6,158	3
Total commercial and industrial loans	16,002		15,148
Consumer Loans
Consumer	1,257	1	1,521	1
Automobile	23,505	13	36,448	20
Total consumer loans	24,762		37,969

Loans, net of deferred fees and costs	174,796	100	186,440	100
Less: Allowance for credit losses	(2,094)		(2,162)
Loans, net	$172,702		$184,278

The Bank’s net loans totaled $172.7 million on September 30, 2023, compared to $184.3 million on December 31, 2022, a decrease of $11.6 million, or 6.28%. Construction and land loans decreased from $4.5 million on December 31, 2022, to $4.1 million on September 30, 2023, a decrease of $0.4 million, or 7.87%. Farmland loans were $0.3 million at September 30, 2023 and December 31, 2022. Single-family residential loans increased from $80.3 million on December 31, 2022, to $83.0 million on September 30, 2023, an increase of $2.7 million, or 3.42%. Multi-family residential loans were $5.2 million on September 30, 2023, and $5.3 on December 31, 2022, a decrease of $0.1 million, or 1.94%. Commercial real estate loans decreased $1.6 million, or 3.67%, to $41.4 million at September 30, 2023, compared to $42.9 million on December 31, 2022. Commercial and industrial loans increased by $1.0 million, or 11.59%, to $10.0 million on September 30, 2023, compared to $9.0 million on December 31, 2022. SBA guaranty loans were $6.0 million on September 30, 2023, a decrease of $0.2 million, or 3.05%, compared to $6.2 million at December 31, 2022. Consumer loans decreased by $0.3 million, or 17.33% to $1.3 million on September 30, 2023, compared to $1.5 million on December 31, 2022. Automobile loans decreased from $36.4 million on December 31, 2022, to $23.5 million on September 30, 2023, a decrease of $12.9 million or 35.51%.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2023 and the year ended December 31, 2022 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
September 30, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$44	$20	$1,230	$103	$221	$174	$22	$23	$325	$2,162
Charge-offs	—	—	—	—	—	—	—	—	(136)	(136)
Recoveries	—	—	3	—	—	—	—	0	72	75
(Release) provision for credit losses	(9)	(2)	4	(6)	(18)	87	—	1	(64)	(7)

Balance, end of quarter	$35	$18	$1,237	$97	$203	$261	$22	$24	$197	$2,094

Individually evaluated for impairment:
Balance in allowance	$—	$—	$22	$—	$149	$—	$—	$—	$—	$171
Related loan balance	—	—	31	—	300	—	—	—	—	331

Collectively evaluated for impairment:
Balance in allowance	$35	$18	$1,215	$97	$53	$261	$22	$24	$197	$1,923
Related loan balance	4,145	327	82,967	5,201	41,061	10,032	5,970	1,257	23,505	174,465

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2022	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$5	$11	$1,357	$105	$278	$115	$30	$36	$533	$2,470
Charge-offs	—	—	—	—	—	(200)	(9)	(14)	(169)	(392)
Recoveries	—	—	—	—	—	—	—	8	188	196
(Release) provision for credit losses	39	9	(127)	(2)	(57)	259	1	(7)	(227)	(112)

Balance, end of the year	$44	$20	$1,230	$103	$221	$174	$22	$23	$325	$2,162

Individually evaluated for impairment:
Balance in allowance	$—	$—	$20	$—	$—	$59	$—	$—	$—	$79
Related loan balance	—	—	34	—	—	300	—	—	—	334

Collectively evaluated for impairment:
Balance in allowance	$44	$20	$1,210	$103	$221	$115	$22	$23	$325	$2,083
Related loan balance	4,499	333	80,217	5,304	42,936	8,690	6,158	1,521	36,448	186,106

	September 30,	September 30,
(dollars in thousands)	2023	2022
Average loans	$181,234	$197,199
Net charge offs to average loans (annualized)	0.05%	0.00%

During the nine-month period ended September 30, 2023, loans to 6 borrowers and related entities totaling approximately $136,000 were determined to be uncollectible and were charged off. During the nine-month period ended September 30, 2022, loans to 14 borrowers and related entities totaling approximately $151,000 were determined to be uncollectible and were charged off.

The following table provides current period gross charge-offs by the year of origination as of September 30, 2023:

	Gross Charge-offs
September 30, 2023	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Consumer Loans
Consumer	$—	$—	$—	$—	$—	$79	$—	$79
Automobile			30	19		8		57

Total gross charge-offs this period	$—	$—	$30	$19	$—	$87	$—	$136

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

As of September 30, 2023, and 2022, the Bank had outstanding commitments totaling $30.6 million and $30.5 million, respectively. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended
	Ended September 30,
(dollars in thousands)	2023	2022
Beginning balance	$477	$371
Reduction of unfunded reserve	(52)	(76)
Provisions charged to operations	23	174

Ending balance	$448	$469

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first nine months of 2023.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At September 30, 2023			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,145	$—	$—	$—	$4,145
Farmland	327	—	—	—	327
Single-family residential	82,528	321	—	149	82,998
Multi-family	5,201	—	—	—	5,201
Commercial	40,764	597	—	—	41,361
Total loans secured by real estate	132,965	918	—	149	134,032
Commercial and Industrial
Commercial and industrial	9,733	—	—	299	10,032
SBA guaranty	5,970	—	—	—	5,970
Total commercial and industrial loans	15,703	—	—	299	16,002
Consumer Loans
Consumer	1,256	1	—	—	1,257
Automobile	23,058	314	—	133	23,505
Total consumer loans	24,314	315	—	133	24,762

	$172,982	$1,233	$—	$581	$174,796

At December 31, 2022			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,499	$—	$—	$—	$4,499
Farmland	333	—	—	—	333
Single-family residential	79,952	185	10	104	80,251
Multi-family	5,304	—	—	—	5,304
Commercial	42,936	—	—	—	42,936
Total loans secured by real estate	133,024	185	10	104	133,323
Commercial and Industrial					—
Commercial and industrial	8,691	—	—	299	8,990
SBA guaranty	6,158	—	—	—	6,158
Total commercial and industrial loans	14,849	—	—	299	15,148
Consumer Loans
Consumer	1,521	—	—	—	1,521
Automobile	36,037	326	—	85	36,448
Total consumer loans	37,558	326	—	85	37,969

	$185,431	$511	$10	$488	$186,440

The balances in the above charts have not been reduced by the allowance for credit losses. For the period ended September 30, 2023, the allowance for credit loss is $2.1 million. For the period ended December 31, 2022, the allowance for credit loss is $2.2 million.

Non-accrual loans with specific reserves at September 30, 2023 are comprised of:

Single–family residential – One loan to one borrower that totaled $31,051 with specific reserves of $21,621 established for the loan. This loan was also a troubled debt restructured loan.

Commercial and industrial – One loan to one borrower that totaled $299,453 with specific reserves of $149,453 established for the loan.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2023 and December 31, 2022.

September 30, 2023		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	9	31	3	22	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	9	31	3	22	48
Commercial and Industrial
Commercial and industrial	151	300	—	149	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	151	300	—	149	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$160	$331	$3	$171	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	118	118	5	n/a	131
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	118	118	5	—	131
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	135	135	6	n/a	162
Total consumer loans	135	135	6	n/a	162
Total impaired loans with no specific reserve	$253	$253	$11	$—	$293

December 31, 2022		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	14	34	2	20	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	14	34	2	20	48
Commercial and Industrial
Commercial and industrial	240	299	19	59	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	240	299	19	59	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$254	$333	$21	$79	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	70	70	2	n/a	79
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	70	70	2	—	79
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	85	85	6	n/a	107
Total consumer loans	85	85	6	n/a	107
Total impaired loans with no specific reserve	$155	$155	$8	$—	$186

	September 30,	December 31,
(dollars in thousands)	2023	2022

Troubled debt restructured loans	$8	$34
Non-accrual and 90+ days past due and still accruing loans to average loans	0.32%	0.25%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	359.4%	433.9%

At September 30, 2023, there was one troubled debt restructured loan consisting of a single-family residential loan in the amount of $7,930. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the nine months ended September 30, 2023 and 2022.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans		Consumer Loans
	Single-family		Commercial
(dollars in thousands)	Residential	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2021	$123	$—	$—	$71	$—	$144	$338
Transfers into nonaccrual	31	—	—	—	11	151	193
Loans paid down/payoffs	(46)	—	—	(61)	(11)	(73)	(191)
Loans returned to accrual status	—	—	—	—	—	(29)	(29)
Loans charged off	—	—	—	(10)	—	(118)	(128)

September 30, 2022	$108	$—	$—	$—	$—	$75	$183

December 31, 2022	$104	$—	$299	$—	$—	$85	$488
Transfers into nonaccrual	307	—	—	—	—	145	452
Loans paid down/payoffs	(262)	—	—	—	—	(24)	(286)
Loans returned to accrual status	—	—	—	—	—	(16)	(16)
Loans charged off	—	—	—	—	—	(57)	(57)

September 30, 2023	$149	$—	$299	$—	$—	$133	$581

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt at September 30, 2023, and December 31, 2022. All such properties are initially recorded at a lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and the expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

7 (Doubtful) - A doubtful credit has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded Substandard.  The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on September 30, 2023, and December 31, 2022:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
September 30, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,145	$327	$82,849	$5,201	$41,361	$9,733	$5,970	$1,257	$23,369	$174,212
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	149	—	—	299	—	—	136	584
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$4,145	$327	$82,998	$5,201	$41,361	$10,032	$5,970	$1,257	$23,505	$174,796

Nonaccrual	$—	$—	$149	$—	$—	$299	$—	$—	$133	$581
Troubled debt restructures	$—	$—	$8	$—	$—	$—	$—	$—	$—	$8
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$8	$—	$—	$—	$—	$—	$—	$8
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2022	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,499	$333	$80,147	$5,304	$42,936	$8,691	$6,158	$1,521	$36,363	$185,952
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	104	—	—	299	—	—	80	483
Doubtful	—	—	—	—	—	—	—	—	5	5
Loss	—	—	—	—	—	—	—	—	—	—

	$4,499	$333	$80,251	$5,304	$42,936	$8,990	$6,158	$1,521	$36,448	$186,440

Nonaccrual	$—	$—	$104	$—	$—	$299	$—	$—	$85	$488
Troubled debt restructures	$—	$—	$34	$—	$—	$—	$—	$—	$—	$34
Number of TDRs accounts	—	—	1	—	—	—	—	—	—	1
Non-performing TDRs	$—	$—	$34	$—	$—	$—	$—	$—	$—	$34
Number of non-performing TDR accounts	—	—	1	—	—	—	—	—	—	1

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

Loans. Impaired loans totaled $583,917 with $171,074 of specific reserves as of September 30, 2023. These assets included single-family residential, commercial, and industrial, and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly relies on appraisals from independent appraisers. We obtain an appraisal of properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
September 30, 2023
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$13,489	$—	$13,489
Agency mortgage-backed securities	—	45,487	—	45,487
Municipal securities	—	29,978	—	29,978
Corporate securities	—	1,262	—	1,262
U.S. Government agency securities	—	35,721	—	35,721
U.S. Treasury securities	—	16,768	—	16,768

Non-recurring:
Impaired loans	—	—	413	413
	$—	$142,705	$413	$143,118
December 31, 2022
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$15,255	$—	$15,255
Agency mortgage-backed securities	—	51,893	—	51,893
Municipal securities	—	32,297	—	32,297
Corporate securities	—	1,325	—	1,325
U.S. Government agency securities	—	36,580	—	36,580
U.S. Treasury securities	—	6,783	—	6,783

Non-recurring:
Impaired loans	—	—	330	330
	$—	$144,133	$330	$144,463

The estimated fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022 are summarized in the following table. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,380	$2,380	$2,035	$2,035
Interest-bearing deposits in other financial institutions	11,970	11,970	22,680	22,680
Federal funds sold	172	172	5,377	5,377
Investment securities available for sale	142,705	142,705	144,133	144,133
Investments in restricted stock	980	980	221	221
Ground rents	130	130	131	131
Loans, less allowance for credit losses	172,702	160,294	184,278	177,254
Accrued interest receivable	1,373	1,373	1,159	1,159
Cash value of life insurance	8,614	8,614	8,493	8,493

Financial liabilities:
Deposits	314,841	256,126	362,947	299,773
Short-term borrowings	25,000	24,988	—	—
Accrued interest payable	225	225	9	9
Unrecognized financial instruments:
Commitments to extend credit	30,536	30,536	30,718	30,718
Standby letters of credit	45	45	45	45

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
September 30, 2023	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$14,522	$14,522	$14,522	$—	$—
Loans receivable, net	172,702	160,294	—	—	160,294
Cash value of life insurance	8,614	8,614	—	8,614	—
Financial instruments - Liabilities
Deposits	314,841	256,126	—	256,126	—
Short-term debt	25,000	24,988	—	24,988	—

Fair values are based on quoted market prices for similar instruments or estimated using discounted cash flows. The discounts used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments.

The fair value of cash and due from banks, federal funds sold, investments in restricted stocks and accrued interest receivable are equal to the carrying amounts. The fair values of investment securities are determined using market quotations, if available, or measured using pricing models or other model-based valuation techniques such as present value and future value cash flows. The fair value of loans receivable is estimated using discounted cash flow analysis. For cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value. The cash surrender value of life insurance is reported in the Level 2 fair value category. The fair value of the Bank Term Funding Program loans is equal to the carrying amounts. The fair value of FHLB borrowings is estimated based upon discounted future cash flows using a discounted rate comparable to the current market rate for such borrowings. FHLB borrowings are reported in the Level 2 fair value category.

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

ASU No. 2023-02.  Investments-Equity Method and Joint Ventures (Topic 323), “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.”  The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2023 with early adoption permitted.  The Company currently has no investments which are subject to this guidance and therefore the impact of adopting the new guidance is not expected to have a material impact upon the Company’s financial position and results of operations.

ASU No. 2023-05.  Business Combinations—Joint Venture Formations (Subtopic 805-60):  Recognition and Initial Measurement.  The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025.  Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information.  Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively.  The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Net income for the three- and nine-month periods ended September 30, 2023, totaled $551,000 and $1.3 million, respectively, and compared favorably to net income of $375,000 and $915,000 for the three- and nine-month periods ended September 30, 2022, respectively. Total interest income increased $648,000 to $9.9 million for the nine-month period ended September 30, 2023, as compared to the same period in 2022. This resulted primarily from a $630,000 increase in interest income on securities and by the repricing impact on earning asset yields of the change in asset mix from loans to investment securities. Total assets decreased to $355.4 million on September 30, 2023, a decrease of $26.1 million from December 31, 2022. Interest-bearing deposits in other financial institutions decreased by $15.9 million or 56.72%, during the first nine months of 2023. The Bank’s loan portfolio decreased by $11.6 million or 6.28% during the first nine months of 2023. The Company’s allowance for credit losses was $2.09 million as of September 30, 2023, compared to $2.16 million at December 31, 2022, a decrease of $68,000 or 3.15%. Total deposits decreased $48.1 million, or 13.25%, during the first nine months of 2023 and was funded primarily by a combination of increased short-term borrowings and by the cash generated from amortization and pay downs of loans. Shareholder’s equity was $13.2 million on September 30, 2023, a $2.9 million or 18.02% decrease, as compared to $16.1 million on December 31, 2022. The decrease was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $24.6 million on September 30, 2023, compared to $21.3 million at December 31, 2022. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets were 18.10% on September 30, 2023, as compared to 17.28% on December 31, 2022.

Return on average assets for the three- and nine-month periods ended September 30, 2023, were 0.61% and 0.46% compared to 0.35% and 0.28% for the three- and nine-month periods ended September 30, 2022.  Higher net income and a lower average asset balance primarily drove the higher return on average assets for the three- and nine-month periods ended September 30, 2023, when compared to the same periods in 2022.  Return on average equity for the three- and nine-month periods ended September 30, 2023, was 12.47% and 9.34% compared to 6.76% and 4.53% for the three- and nine-month periods ended September 30, 2022.  Higher net income and a lower average equity balance primarily drove the higher return on average equity for the three- and nine-month periods ended September 30, 2023, compared to the same periods in 2022.

The book value per share of Bancorp’s common stock was $4.57 on September 30, 2023, as compared to $5.01 per share on September 30, 2022. The decrease primarily resulted from the unrealized losses on the Company’s available for sale securities and the continued rise in interest rates in 2023.

At September 30, 2023, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s tier 1 risk-based capital ratio was 17.12% at September 30, 2023, compared to 16.45% at December 31, 2022.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended September 30, 2023, was $551,000, or $0.19 per basic and diluted common share compared to $375,000, or $0.13 per basic and diluted common share for the same period of 2022. The results for the three-month period ended September 30, 2023, were higher than the same period of 2022 resulting primarily from a $99,000 decrease in non-interest expense, a $46,000 increase in net interest income after provision for loan losses and a $33,000 decrease in income tax expense when compared to the same period of 2022. Net income attributable to common stockholders for the nine-month period ended September 30, 2023, was $1,262,000, or $0.44 per basic and diluted common share compared to $915,000, or $0.32 per basic and diluted common share for the same period of 2022. The results recorded for the nine-month period ended September 30, 2023, were higher than the same period of 2022 resulting primarily from a $553,000 higher net interest income after provision for loan losses, partially offset by an increase in noninterest expenses of $151,000, lower non-interest income by $32,000 and $23,000 higher income tax expense when compared to the same period of 2022.

Net Interest Income. The Company’s net interest income for the three-month period ended September 30, 2023 was $2.95 million, as compared to $3.04 million for the same period in 2022, a decrease of $85,000, or 2.79%. The decrease in net interest income was due to the $42,000 higher interest income that was more than offset by $127,000 of higher interest expense. The Company’s net interest income for the nine-month period ended September 30, 2023, was $9.2 million, compared to $8.5 million for the same period in 2022, an increase of $724,000, or 8.50%. The increase in net interest income was due to $648,000 higher interest income, and $76,000 lower interest expense on interest-bearing deposits and borrowings.

Total interest income for the third quarter of 2023 increased $42,000, or 1.26% when compared to the same period in 2022, from $3.31 million in 2022 to $3.35 million in 2023. The primary driver of the increase was a $159,000 increase in interest and dividends on investment securities, and by a $51,000 increase in interest and fees on loans that were partially offset by a $168,000 decrease in interest on deposits with banks and federal funds sold due to lower average balances in 2023 compared to 2022. Total interest income increased $648,000 for the nine-month period ended September 30, 2023, when compared to the same period in 2022 from $9.3 million in 2022 to $9.9 million, an increase of 7.00%. The primary driver of the increase in total interest income was an increase of $630,000 on interest and dividends on securities, a $17,000 increase in interest and fees on loans and a $1,000 increase on deposits with banks and federal funds sold due to higher interest rates.

Interest expense for the third quarter 2023 increased $127,000 from $271,000 for the same period in 2022 to $398,000, an increase of 46.86%. The primary driver for the increase was a $127,000 increase in interest expense on borrowings. The increase in interest on borrowings for the three-month period ended September 30, 2023 is attributed to higher interest rates in effect during the third quarter of 2023 compared to the same period in 2022. Interest expense decreased $76,000 for the nine-month period ended September 30, 2023, from $733,000 for the same period in 2022 to $657,000 in 2023, a decrease of 10.39%. The decrease was primarily due to a $24,000 decrease in the cost of interest on deposits, and a $52,000 decrease in the cost of borrowings. The decrease for the nine-month period ended September 30, 2023, is attributed to decreases in borrowings after the third quarter of 2022 which resulted in a lower average balance of borrowings for the nine-month period ended September 30, 2023 compared to the same period in 2022.

Net interest margin for the three-month period ended September 30, 2023 was 3.21% compared to 2.83% for the three-month period ended September 30, 2022. Higher average yields and lower average balances on interest-earning assets combined with lower average interest-bearing funds, and higher cost of funds were the primary drivers of year-over-year results. The yield on interest earning assets increased by 0.55% from 3.09% for the three-month period ended September 30, 2022, to 3.64% from the same period of 2023. The cost of funds was 0.46% for the three-month period ended September 30, 2023, compared to 0.27% for the three-month period ended September 30, 2022. The increase in interest expense is related to higher interest rates that were only partially offset by lower average balances of interest-bearing funds for the quarter ended September 30, 2023 compared to the same quarter in 2022. Net interest margins for the nine-month period ended September 30, 2023, were 3.35% compared to 2.66% for the nine-month period ended September 30, 2022. The yield on interest earning assets increased by 0.70% from 2.89% for the nine-month period ended September 30, 2022, to 3.59% for the nine-month period ended September 30, 2023. The cost of funds increased 0.01% from 0.24% for the nine-month period ended September 30, 2022, to 0.25% for the same period of 2023. The decrease in interest expense is related to a $28.4 million decrease in the average balance of interest-bearing deposits and a $12.1 million decrease in the average balance of borrowed funds and the resulting positive impact on the Company’s funding mix.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended September 30,
	2023			2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$9,698	$104	4.25%	$49,176	$241	1.94%
Investment securities available for sale	177,856	1,101	2.48	177,824	956	2.15
Restricted equity securities	675	—	—	1,071	17	6.31
Total interest-bearing deposits/investments	188,229	1,205	2.56	228,071	1,214	2.13

Loans Secured by Real Estate
Construction and land	4,670	55	4.67	4,855	39	3.19
Farmland	329	4	4.82	337	4	5.04
Single-family residential	82,317	950	4.62	79,896	823	4.12
Multi-family	5,219	65	4.98	4,889	68	5.56
Commercial	41,971	612	5.79	45,208	588	5.16
Total loans secured by real estate	134,506	1,686	4.97	135,185	1,522	4.47
Commercial and Industrial
Commercial and industrial	9,847	113	4.59	8,921	82	3.63
SBA guaranty	5,957	123	8.19	6,016	96	6.30
Comm SBA PPP	—	—	—	274	—	—
Total commercial and industrial loans	15,804	236	5.92	15,211	178	4.63
Consumer Loans
Consumer	1,517	8	2.09	1,907	7	1.47
Automobile	25,396	215	3.36	44,896	387	3.41
Total consumer loans	26,913	223	3.29	46,803	394	3.34
Total loans	177,223	2,145	4.80	197,199	2,094	4.21
Total interest-earning assets	365,452	3,350	3.64	425,270	3,308	3.09

Cash	2,305			2,345
Allowance for credit losses	(2,138)			(2,221)
Market valuation	(28,744)			(21,370)
Other assets	23,892			21,846
Total non-earning assets	(4,685)			600
Total assets	$360,767			$425,870

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$137,192	28	0.08%	$151,153	18	0.05%
Money market	15,184	—	—	24,534	3	0.05
Certificates of deposit	40,597	88	0.88	56,586	95	0.66
Total interest-bearing deposits	192,973	116	0.24	232,273	116	0.20

Borrowed Funds:
Bank Term Funding Program	10,000	148	5.87	—	—	—
FHLB advances	9,946	134	5.35	20,000	155	3.07
Total borrowed funds	19,946	282	5.61	20,000	155	3.07
Total interest-bearing liabilities	212,919	398	0.74	252,273	271	0.43

Non-interest-bearing deposits	128,345			149,561
Total cost of funds	341,264	398	0.46	401,834	271	0.27

Other liabilities and accrued expenses	1,955			1,995
Total liabilities	343,219			403,829

Stockholder's equity	17,548			22,041
Total liabilities and equity	$360,767			$425,870
Net interest income		$2,952			$3,037
Yield on earning assets			3.64%			3.09%
Cost of interest-bearing liabilities			0.74%			0.43%
Net interest spread			2.90%			2.66%
Net interest margin			3.21%			2.83%

	Nine Months Ended September 30,
	2023			2022
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$13,774	$456	4.43%	$58,395	$389	0.89%
Investment securities available for sale	173,676	3,065	2.35	167,025	2,477	1.98
Restricted equity securities	401	13	4.33	1,069	37	4.59
Total interest-bearing deposits/investments	187,851	3,534	2.52	226,489	2,903	1.70

Loans Secured by Real Estate
Construction and land	4,544	138	4.06	4,056	97	3.19
Farmland	331	13	5.25	339	13	5.04
Single-family residential	81,089	2,727	4.48	78,558	2,404	4.08
Multi-family	4,998	197	5.27	4,916	203	5.47
Commercial	42,877	1,813	5.65	46,949	1,825	5.20
Total loans secured by real estate	133,839	4,888	4.88	134,818	4,542	4.50
Commercial and Industrial
Commercial and industrial	10,131	330	4.36	9,326	232	3.32
SBA guaranty	6,010	360	8.01	6,120	266	5.80
Comm SBA PPP	—	—	—	540	4	0.92
Total commercial and industrial loans	16,141	690	5.72	15,986	502	4.20
Consumer Loans
Consumer	1,726	25	1.94	2,165	18	1.10
Automobile	29,529	765	3.45	49,082	1,289	3.50
Total consumer loans	31,255	790	3.38	51,247	1,307	3.41
Total loans	181,235	6,368	4.70	202,051	6,351	4.20
Total interest-earning assets	369,086	9,902	3.59	428,540	9,254	2.89

Cash	2,131			2,128
Allowance for credit losses	(2,147)			(2,311)
Market valuation	(27,909)			(14,214)
Other assets	23,452			19,736
Total non-earning assets	(4,473)			5,339
Total assets	$364,613			$433,879

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$143,423	79	0.07%	$149,001	52	0.05%
Money market	15,907	6	0.05	23,965	9	0.05
Certificates of deposit	43,944	252	0.77	58,702	300	0.68
Total interest-bearing deposits	203,274	337	0.22	231,668	361	0.21

Borrowed Funds:
PPPLF Term Funding	—	—	—	—	—	—
Federal Funds Purchased	1	—	—	1	—	—
Bank Term Funding Program	3,676	148	5.38	—	—	—
FHLB advances	4,238	172	5.43	20,000	372	2.48
Total borrowed funds	7,915	320	5.41	20,001	372	2.48
Total interest-bearing liabilities	211,189	657	0.42	251,669	733	0.39

Non-interest-bearing deposits	133,462			152,987
Total cost of funds	344,651	657	0.25	404,656	733	0.24

Other liabilities and accrued expenses	1,907			2,232
Total liabilities	346,558			406,888

Stockholder's equity	18,055			26,991
Total liabilities and equity	$364,613			$433,879
Net interest income		$9,245			$8,521
Yield on earning assets			3.59%			2.89%
Cost of interest-bearing liabilities			0.42%			0.39%
Net interest spread			3.17%			2.50%
Net interest margin			3.35%			2.66%

Provision for Credit Losses on Loans.  The Company recognized a release of $92,000 of credit losses and a provision for credit losses on loans in the amount of $39,000 for the three-month periods ended September 30, 2023, and 2022, respectively.  The decrease in the provision for the three-month period ended September 30, 2023, when compared to the three-month period ended September 30, 2022, primarily reflects an $18.2 million decrease in the reservable balance of the loan portfolio and a 0.02% increase in the current expected credit loss percentage.  The Company recognized a release of credit losses in the amount of $7,000 and $178,000 for the nine-month periods ended September 30, 2023, and 2022, respectively.  The $171,000 decrease in the amount released in 2023, compared to 2022, primarily reflects an $18.2 million decrease in the reservable balance of the loan portfolio and a 0.02% increase in the current expected credit loss percentage.  As a result, the allowance for credit loss on loans was $2.09 million on September 30, 2023, representing 1.20% of total loans, compared to $2.28 million, or 1.17% of total loans on September 30, 2022.

Noninterest Income. Noninterest income decreased to $315,000 for the three-month period ended September 30, 2023, from $317,000 for the corresponding period in 2022, a decrease of $2,000, or 0.63%. The decrease was primarily due to decreases in other fees and commissions. Noninterest income decreased $32,000 or 3.85% to $800,000 for the nine-month period ended September 30, 2023, from $832,000 for the corresponding period in 2022. The decrease was primarily due to decreases in other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended September 30, 2023 and 2022 were $2.8 million and $2.9 million, respectively, a decrease of $99,000, or 3.40%.  The decrease was driven by decreases in legal, accounting, and other professional fees, data processing and item processing services, and other expenses which were partially offset by increases in salary and employee benefits, occupancy and equipment expenses, FDIC insurance costs and loan collection costs. Noninterest expenses increased from $8.5 million for the nine-month period ended September 30, 2022, to $8.7 million for the corresponding period in 2023, an increase of $151,000, or 1.77%. The increase was driven by increases in salary and employee benefits costs, occupancy and equipment expenses, data processing and item processing services, FDIC insurance costs, advertising and marketing related expenses and loan collection costs and were partially offset by decreases in, legal, accounting, and other professional fees, telephone costs and other expenses.

Income Taxes. During the three-month period ended September 30, 2023, the Company recorded an income tax benefit of $13,000 compared to expense of $20,000 for the same period in 2022, a $33,000, or 165.00% decrease. The resulting effective tax rate was -2.41% for the third quarter of 2023 compared to an effective tax rate of 5.06% for the third quarter of 2022. The decrease in the current year’s effective tax rate is the result of pre-tax income containing a lower proportion of taxable income compared to the prior year period. During the nine-month period ended September 30, 2023, the Company recorded income tax expense of $99,000 compared to $76,000 expense for the same period in 2022, a $23,000, or 30.26%, increase. The effective tax rate for the nine months ended September 30, 2023 was 7.27% compared to 7.67% for the prior year. The decrease in the current year’s effective tax rate is the result of pre-tax income containing a lower proportion of taxable income compared to the prior year period.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities and interest rate swap contracts. For the third quarter of 2023, the comprehensive loss, net of tax, totaled $3.8 million compared to a loss in the amount of $6.7 million for the same period in 2022. The decrease in comprehensive loss was due to lower unrealized losses on securities and lower gains on interest rate swaps for the period ended September 30, 2023. For the nine months ended September 30, 2023, comprehensive loss, net of tax, totaled $2.1 million compared to a loss, net of tax, in the amount of $20.6 million for the same period in 2022. The decrease in comprehensive loss was due to lower unrealized losses on securities and lower gains on interest rate swaps during the period ended September 30, 2023 compared to the prior year.

FINANCIAL CONDITION

General. The Company’s assets decreased to $355.4 million at September 30, 2023 from $381.4 million at December 31, 2022, a decrease of $26.1 million or 6.84%, primarily due to an $15.6 million decrease in cash and cash equivalents, a $1.4 million decrease in investment securities available for sale, and a $11.6 million decrease in loans, net.

Loans, net totaled $172.7 million at September 30, 2023, a decrease of $11.6 million or 6.28%, from $184.3 million at December 31, 2022. The decrease was primarily attributable to a decrease in consumer and automobile loans and commercial real estate loans, which were partially offset by increases in loans single-family residential and commercial and industrial loans. Investment securities available for sale as of September 30, 2023, totaled $142.7 million, a decrease of $1.4 million, or 0.99% from $144.1 million on December 31, 2022. Cash and cash equivalents as of September 30, 2023, totaled $14.5 million, a decrease of $15.6 million, or 51.74% from $30.1 million on December 31, 2022.

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

At September 30, 2023, impaired loans totaled $0.4 million, net of specific reserves. Included in the impaired loans total was $0.6 million in loans classified as nonaccrual loans. At September 30, 2023, impaired loans included restructured loans to borrowers with financial difficulty totaling $8,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans	$581	$488
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	-	10

Total nonperforming loans	581	498

Total nonperforming assets	$581	$498

Nonperforming assets to total assets	0.16%	0.13%

Deposits as of September 30, 2023, totaled $314.8 million, a decrease of $48.1 million, or 13.25% from $362.9 million on December 31, 2022. Demand deposits as of September 30, 2023 totaled $126.9 million, a decrease of $16.4 million, or 11.42% from $143.3 million at December 31, 2022. Interest-bearing checking accounts as of September 30, 2023 totaled $32.2 million, a decrease of $7.9 million, or 19.61% from $40.1 million at December 31, 2022. Savings accounts as of September 30, 2023 totaled $101.5 million, a decrease of $11.6 million, or 10.24%, from $113.1 million at December 31, 2022. Money market accounts as of September 30, 2023 totaled $15.3 million, a decrease of $0.5 million, or 3.19%, from $15.8 million at December 31, 2022. Time deposits under $100,000 totaled $24.1 million on September 30, 2023, a $6.6 million or a 21.60% decrease from $30.7 million at December 31, 2022. Time deposits over

$100,000 totaled $14.8 million on September 30, 2023, a $5.2 million, or 25.82% decrease from $20.0 million at December 31, 2022.

Deposits on September 30, 2023, and December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022		2023 vs 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$126,898	40.3%	$143,262	39.5%	$(16,364)	(11.42)%

Interest-bearing deposits:
Checking	32,226	10.2%	40,086	10.9%	(7,860)	(19.61)%
Savings	101,520	32.2%	113,101	31.2%	(11,581)	(10.24)%
Money market	15,287	4.9%	15,791	4.4%	(504)	(3.19)%
Total interest-bearing checking, savings and money market deposits	149,033	47.3%	168,978	46.5%	(19,945)	(11.80)%

Time deposits under $100,000	24,076	7.7%	30,708	8.5%	(6,632)	(21.60)%
Time deposits of $100,000 or more	14,834	4.7%	19,999	5.5%	(5,165)	(25.82)%
Total time deposits	38,910	12.4%	50,707	14.0%	(11,797)	(23.26)%

Total interest-bearing deposits	187,943	59.7%	219,685	60.5%	(31,742)	(14.45)%

Total Deposits	$314,841	100.0%	$362,947	100.0%	$(48,106)	(13.25)%

Lease Commitments. For leases where the Bank is the lessee, operating leases are included in premises and equipment, net, and accrued expenses and other liabilities on the Consolidated Balance Sheet. The Bank currently does not have any finance leases.

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

Future minimum payments of the Bank’s operating leases as of September 30, 2023 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2023	$49
2024	192
2025	9
2026	9
2027	6
Thereafter	—
Total	$265

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

For the nine months ended September 30, 2023, the Bank accrued $361,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

Interest rate risk is that risk to earnings or capital arising from movement of interest rates. It arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships across yield curves that affect bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest rate related options embedded in certain bank products (option risk). Changes in interest rates may also affect a bank’s underlying economic value. The value of a bank’s assets, liabilities, and interest-rate related, off-balance sheet contracts are affected by a change in rates because they represent the value of future cash flows, and in some cases the cash flows themselves, is changed.

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

At September 30, 2023, the simulation analysis indicated that the Bank is in an asset sensitive position. Management strives to optimize the level of higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

The foregoing analysis assumes that the Company’s assets and liabilities move with rates at their earliest repricing opportunities based on final maturity. Mortgage-backed securities are assumed to mature during the period in which they are estimated to prepay, and it is assumed that loans and other securities are not called prior to maturity. Certificates of deposit and IRA accounts are presumed to be repriced at maturity. NOW savings accounts are assumed to be reprised within three months although it is the Company’s experience that such accounts may be less sensitive to changes in market rates.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2023	(6)%	(3)%	—%	(1)%
September 30, 2022	(14)%	(7)%	2%	5%

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2023.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total

	(dollars in thousands)
Assets:
Cash and due from banks	$—	$—	$—	$—	$2,380
Federal funds and overnight deposits	12,142	—	—	—	12,142
Securities	—	25,614	11,596	105,496	142,705
Loans	727	4,355	35,235	132,385	172,702
Fixed assets	—	—	—	—	3,177
Other assets	—	—	—	—	22,258
Total assets	$12,869	$29,969	$46,831	$237,881	$355,364

Liabilities:
Demand deposit accounts	$—	$—	$—	$—	$126,898
NOW accounts	32,226	—	—	—	32,226
Money market deposit accounts	15,287	—	—	—	15,287
Savings accounts	101,520	—	—	—	101,520
IRA accounts	2,430	5,687	8,688	277	17,082
Certificates of deposit	6,194	10,138	5,465	31	21,828
Long-term borrowings	—	—	—	—	—
Short-term borrowings	—	25,000	—	—	25,000
Other liabilities	—	—	—	—	2,362
Stockholders’ equity:	—	—	—	—	13,161
Total liabilities and stockholders' equity	$157,657	$40,825	$14,153	$308	$355,364

GAP	$(144,788)	$(10,856)	$32,678	$237,573
Cumulative GAP	$(144,788)	$(155,644)	$(122,966)	$114,607
Cumulative GAP as a % of total assets	(40.74)%	(43.80)%	(34.60)%	32.25%

As shown above, measures of net interest income at risk were more favorable in down-rate scenarios and less favorable in up-rate scenarios on September 30, 2023 than on September 30, 2022 over a 12-month modeling period. All measures remained within prescribed policy limits in the up and down interest rate scenarios.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2023	9%	5%	(8)%	(15)%
September 30, 2022	2%	2%	(5)%	(11)%

Inasmuch as a large portion of the Company’s deposits are non-interest bearing, in an increasing interest rate environment the Company’s interest income increases at a proportionally greater rate than its total interest expense, thereby resulting in higher net interest income. Conversely, in a declining interest rate environment the decreases in the Company’s interest income will be greater than decreases in its already low interest expense, thereby resulting in lower net interest income. In a rising interest rate environment, the Company is positioned to generate less economic value of equity as asset values fall faster than funding sources because the liabilities reprice much slower than our assets, especially considering our interest earning assets are much greater than our interest-bearing liabilities. The Company’s economic value of equity improves in declining interest rate environments as the majority of our liabilities cannot continue to decrease much from their current low levels thus the economic value of liabilities and assets both worsen.

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of nine months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2023, totaled $14.5 million, a decrease of $15.6 million, or 51.74% from $30.1 million at December 31, 2022.

As of September 30, 2023, the Bank was permitted to draw on a $90.9 million line of credit from the FHLB of Atlanta. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. As of September 30, 2023, the Bank was permitted to draw on a $13.2 million line of credit from the Federal Reserve Bank under the Bank Term Funding Program (“BTFP”). Borrowings under the line are secured by investment securities. At December 31, 2022, there were no short-term or long-term borrowings from FHLB or the Federal Reserve Bank. As of September 30, 2023, there were three short-term borrowing at FHLB in the amount of $5.0 million each and one short-term borrowing at the Federal Reserve Bank in the amount of $10.0 million. In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of September 30, 2023.

The Company’s stockholders’ equity decreased $2.9 million, or 18.02% during the nine-month period ended September 30, 2023. The decrease was primarily due to an increase in the after-tax net unrealized holding loss on securities available for sale in the amount of $3.4 million which was only partially mitigated by the year-to-date September 30, 2023, net income of $1.3 million.

The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and state non-member banks, respectively. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank is subject to the Basel III Capital Rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implements the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank’s capital amounts, and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. The rules establish a capital conservation buffer above the regulatory minimum capital requirements. Since 2019, this capital conservation buffer is 2.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress and as detailed above, effectively increases the minimum required risk-weighted capital ratios. The rules also implemented strict eligibility criteria for regulatory capital instruments.

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

The regulations impose several sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. In addition, there are requirements to maintain a capital conservation buffer which raised the minimum required common equity Tier 1 capital ratio to 7.00%, the Tier 1 capital ratio to 8.50% and the total capital ratio to 10.50%. At September 30, 2023, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.56%, a Tier 1 risk-based capital ratio of 17.12%, a common equity Tier 1 risk-based capital ratio of 17.12%, and a total risk-based capital ratio of 18.10%. The Company’s capital amounts and ratios at September 30, 2023 and December 31, 2022 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$38,053	17.12%	$10,004	4.50%	$14,450	6.50%
Total capital	$40,227	18.10%	$17,785	8.00%	$22,231	10.00%
Tier 1 capital	$38,053	17.12%	$13,338	6.00%	$17,785	8.00%
Tier 1 leverage	$38,053	10.56%	$14,420	4.00%	$18,026	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,963	16.45%	$10,383	4.50%	$14,998	6.50%
Total capital	$39,866	17.28%	$18,459	8.00%	$23,074	10.00%
Tier 1 capital	$37,963	16.45%	$13,845	6.00%	$18,459	8.00%
Tier 1 leverage	$37,963	9.53%	$15,938	4.00%	$19,922	5.00%

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

Going forward, the impact of utilizing the CECL methodology to calculate the ACL will be significantly influenced by the composition, characteristics, and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized.  Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility in our reported earnings.  For further information regarding the Bank’s allowance for credit losses, see “Allowance for Credit Losses,” above.

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

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that the system is effective. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GLEN BURNIE BANCORP
(Registrant)

Date: November 13, 2023	By:	/s/ Mark C. Hanna
Mark C. Hanna
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer