Form 10-K
period 2023-12-31
GLEN BURNIE BANCORP
filed 2024-03-22
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-24047

GLEN BURNIE BANCORP

(Exact name of registrant as specified in its charter)

MARYLAND	52-1782444
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Crain Highway, S.E., Glen Burnie, Maryland	21061
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(410) 766-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

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

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $18,633,717, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023).  For the purposes of this calculation, directors, executive officers, and the controlling investor are considered affiliates.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	GLBZ	The NASDAQ Stock Market LLC

The number of shares of common stock outstanding as of March 19, 2024, was 2,887,467.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLEN BURNIE BANCORP

2023 ANNUAL REPORT ON FORM 10-K

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

The Bank’s real estate financing consists of residential first and second mortgage loans, home equity lines of credit and commercial mortgage loans. Commercial lending consists of both secured and unsecured loans. The Bank also originates automobile loans through arrangements with local automobile dealers. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). We attract deposit customers from the general public and use such funds, together with other borrowed funds, to make loans. Our results of operations are primarily determined by the difference between interest income earned on our interest-earning assets, primarily interest and fee income on loans and investment securities, and interest paid on our interest-bearing liabilities, including deposits and borrowings.

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

MARKET AREA

The Bank considers its principal market area for lending and deposit products to consist of Anne Arundel County, Maryland. Anne Arundel County includes the suburbs of the City of Baltimore and maintains a diverse set of economic drivers such as a large international airport, the defense industry, a large number of large private sector employers as well as telecommunications, retail, and distribution operations. The population of Anne Arundel County has been growing steadily since 2011 and projected to continue such growth in 2024. The median age for Anne Arundel County residents is 38.8 years. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at businesses located at or around the nearby Baltimore Washington International Airport. Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states. All of our revenue is generated within the United States.

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

Real Estate Lending

The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates, while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans may be originated on either a fixed or a variable rate basis. Substantially all of the Bank’s real estate loans are secured by properties in Anne Arundel County, Maryland. Under the Bank’s loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. With private mortgage insurance this limit may be higher than 80%. For residential investment properties, the maximum loan-to-value ratio is 80%. The maximum permissible loan-to-value ratio for residential and residential construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower’s primary residence, provided that the aggregate indebtedness on the property does not exceed 80% of its value for loan commitments greater than $100,000. Because mortgage lending decisions are based on conservative lending policies, the Company has no exposure to the credit issues affecting the sub-prime residential mortgage market.

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

Indirect Automobile Lending

The Bank commenced its indirect lending program in January 1998. The Bank finances new and used automobiles for terms of no more than 84 months. The Bank will lend a maximum of 90% of invoice on new vehicles. On used vehicles, the Bank will lend no more than 90% of the average retail value as defined by a major national publication approved by the Bank. The Bank requires all borrowers to obtain vendors single interest coverage protecting the Bank against loss in the case a borrower’s automobile insurance lapses. The Bank originates indirect loans through a network of dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

EMPLOYEES

At December 31, 2023, the Bank had 84 full-time equivalent employees. Glen Burnie Bancorp does not currently have any employees. None of our employees are represented by a union or covered under a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”), which is one of 11 regional banks in the Federal Home Loan Bank System. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership. As of December 31, 2023, the Bank was in compliance with this requirement.

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

Capital Standards

In July 2013, the Federal Reserve and other federal banking agencies approved final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and for bank holding companies with greater than $500 million in assets. The Federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank must submit an acceptable plan for achieving compliance with the capital guidelines and, until its capital sufficiently improves, will be subject to denial of applications and appropriate supervisory enforcement actions. Under these final rules, minimum requirements increased for both the quantity and quality of capital held by the Company and the Bank. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. A three-year phase in period for the capital buffer requirement began in 2016. The capital buffer requirement effectively raised the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5%.

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

As of December 31, 2023, we were in compliance with all applicable regulatory capital requirements.

Loans-to-One Borrower

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible credit losses.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any credit loss allowances not included in regulatory capital).  As of December 31, 2023, the Bank was in compliance with the loans-to-one-borrower limitations.

Prompt Corrective Action Regulations

The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2023, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

ITEM 1C. CYBERSECURITY

Glen Burnie Bancorp maintains a cyber risk management program that is designed to prevent, detect, and respond to information security threats. The Board of Directors is responsible for oversight of the Company’s information security program, which is designed and implemented by management under the direction of the Senior Vice President, Director of Information Technology. In addition, the Internal Auditor and Compliance Officer consider cybersecurity threat risks alongside other company risks as part of our overall risk assessment and management process.

The Senior Vice President of Information Technology supervises the information security team, which is responsible for maintaining and implementing our enterprise-wide cybersecurity strategy, policy, standards, and architecture processes. The Director of Information Technology, in coordination with compliance and human resources, conducts at least annual and ongoing company-wide information security awareness training . We have developed processes to identify and oversee risks from cybersecurity threats associated with third-party service providers, which include the information security team assessing cybersecurity robustness during vendor onboarding, the inclusion of protective provisions in vendor agreements, and risk-based monitoring of vendors on an ongoing basis.

The Board of Directors receives regular reports from the Senior Vice President, Director of Information Technology and the Information Security Officer on Glen Burnie Bancorp’s cyber risks and threats, the status of projects to strengthen Glen Burnie Bancorp’s information security systems, assessments of Glen Burnie Bancorp’s security program, and the emerging threat landscape. Additionally, the Information Technology Committee drives awareness, ownership, and alignment across all business functions for effective cybersecurity risk management and reporting. Glen Burnie Bancorp annually engages third parties to audit its information security programs, whose findings are reported to the Audit and Information Technology Committees of the Board. The Company also engages with key vendors, industry participants, government agencies, and intelligence and law enforcement communities as part of our efforts, which are reported to the Information Technology Committee and Board of Directors.

The Company has experienced and expects that it will continue to experience cyber-based attempts to compromise its information systems, although none, to its knowledge, has had a material adverse effect on its business, financial condition, or results of operations. Like all financial institutions, the Company faces the risks of such threats, the consequences of which could be material. In addition, given the constant and evolving threat of cyber-based attacks, the Company incurs significant costs in its efforts to detect and prevent security breaches and incidents, and these costs may increase in the future.

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices (dollars in thousands):

	Year	Owned/		Approximate
	Opened	Leased	Book Value	Square Footage	Deposits
Main Office:
101 Crain Highway, S.E.	1953	Owned	$856	10,000	$73,888
Glen Burnie, MD 21061

Branches:
Odenton	1969	Owned	48	6,000	30,576
1405 Annapolis Road
Odenton, MD 21113

Riviera Beach	1973	Owned	139	2,500	36,531
8707 Ft. Smallwood Road
Pasadena, MD 21122

Crownsville	1979	Owned	110	3,000	61,917
1221 Generals Highway
Crownsville, MD 21032

Severn	1984	Owned	62	2,500	32,375
811 Reece Road
Severn, MD 21144

New Cut Road	1995	Owned	723	2,600	36,011
740 Stevenson Road
Severn, MD 21144

Linthicum	2005	Leased	17	2,500	20,330
Burwood Village Shopping Center
Glen Burnie, MD 21060

Severna Park	2002	Leased	14	2,184	8,439
534 Ritchie Highway
Severna Park, MD 21146

Operations Centers:
106 Padfield Blvd.	1991	Owned	—	16,200	N/A
Glen Burnie, MD 21061

103 Crain Highway, S.E.	2000	Owned	—	3,727	N/A
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers as of December 31, 2023.

NAME	AGE	POSITIONS

Mark C. Hanna	55	President and Chief Executive Officer
Andrew J. Hines	62	Executive Vice President and Chief Lending Officer
Jeffrey D. Harris	68	Senior Vice President and Treasurer and Chief Financial Officer
Michelle R. Stambaugh	64	Senior Vice President and HR Director
Donna L. Smith	61	Senior Vice President and Director of Branch and Deposit Operations

MARK C. HANNA was appointed President and Chief Executive Officer of the Company and the Bank effective October 16, 2023. From October 2, 2023, to that date, Mr. Hanna was Executive Vice President. Prior to that, he was President and CEO at two other community banks in Virginia.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized common stock consists of 15,000,000 shares, of which 2,882,627 shares are issued and outstanding as of December 31, 2023. The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”. As of February 23, 2024, there were 318 record holders of the Common Stock. The closing price for the Common Stock on that date was $6.45.

The following table sets forth the high and low sales prices for the Common Stock as of the last trading date for each quarter end period during 2023 and 2022 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share during the respective quarterly periods shown.

	2023			2022
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$7.40	$7.22	$0.10	$12.84	$12.84	$0.10
June 30,	7.80	7.68	0.10	10.99	10.61	0.10
September 30,	6.65	6.37	0.10	10.10	9.45	0.10
December 31,	6.00	5.86	0.10	8.31	8.31	0.10

A regular dividend of $0.10 was declared for stockholders of record on January 22, 2024, payable on February 5, 2024.

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

OVERVIEW

This section is intended to help investors understand the financial performance of the Company through a discussion of the factors affecting our financial condition at December 31, 2023 and 2022 and our results of operations for the years ended December 31, 2023 and 2022. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Net interest income was $12.1 million for the year ended December 31, 2023, and $11.9 million for the year ended December 31, 2022. Total interest income increased from $12.7 million in 2022 to $13.3 million in 2023, a 4.92% increase. Interest expense for 2023 totaled $1.2 million, a 40.91% increase from $0.9 million in 2022. Net income for 2023 was $1.4 million, and for 2022 was $1.7 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

General. For the year ended December 31, 2023, the Company reported consolidated net income of $1.4 million ($0.50 per basic and diluted earnings per share) compared to consolidated net income of $1.7 million ($0.61 per basic and diluted earnings per share) for the year ended December 31, 2022. The $316,000 decrease in the 2023 consolidated net income as compared to 2022 was primarily due to a $208,000 increase in the provision of credit loss allowance, a $206,000 decrease in gain on swap contract termination and a $304,000 increase in salary and employee benefits expense that were partially offset by a $276,000 increase in net interest income and a $168,000 reduction in income tax expense for 2023.

Annualized return on average assets was 0.40% at December 31, 2023 compared to 0.41% at December 31, 2022. Annualized return on average equity was 8.35% and 7.26% at December 31, 2023 and 2022, respectively. The dividend payout ratio was 80% for December 31, 2023 and 65% for December 31, 2022. The equity to asset ratio was 5.49% and 4.21% at December 31, 2023 and 2022, respectively.

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

Consolidated net interest income for the year ended December 31, 2023 was $12.1 million and $11.9 million for the year ended December 31, 2022. Total interest income increased from $12.7 million in 2022 to $13.3 million in 2023, a $625,000, or 4.92% increase, primarily due to a $744,000 increase in interest and dividends on securities and a $122,000 increase in interest and fees on loans that were partially offset by a $241,000 decrease in interest on deposits with banks and federal funds sold.

Total interest expense increased from $0.9 million in 2022 to $1.2 million in 2023, a $349,000 or 40.91% increase, primarily due to a $341,000 increase in interest on short-term borrowings and a $42,000 increase in interest on deposits that were partially offset by a $34,000 decrease in long-term borrowings. Net interest margin for the year ended December 31, 2023 was 3.31% compared to 2.81% for the year ended December 31, 2022.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2023	VS.	2022
	Change Due To:
	Increase/
(dollars in thousands)	Decrease	Rate	Volume
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$(190)	$1,678	$(1,868)

Investment securities:
Investment securities available for sale	688	571	117
Restricted equity securities	5	33	(28)
Total investment securities	693	604	89

Loans, net of unearned income
Loans Secured by Real Estate
Construction and land	47	39	8
Farmland	(1)	(1)	—
Single-family residential	461	315	146
Multi-family	(11)	(18)	7
Commercial	(5)	244	(249)
Total loans secured by real estate	491	579	(88)
Commercial and Industrial
Commercial and industrial	168	111	57
SBA guaranty	112	123	(11)
Comm SBA PPP	(4)	(4)	—
Total commercial and industrial loans	276	230	46
Consumer Loans
Consumer	10	14	(4)
Automobile	(655)	9	(664)
Total consumer loans	(645)	23	(668)
Total gross loans(1)	122	832	(710)
Total interest-earning assets	$625	$3,114	(2,489)

LIABILITIES:
Interest-bearing deposits:
Interest-bearing checking and savings	$30	$37	$(7)
Money market	64	96	(32)
Other time deposits	(52)	68	(120)
Total interest-bearing deposits	42	201	(159)
Borrowed funds	307	513	(206)
Total interest-bearing liabilities	$349	$714	$(365)

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2023			2022
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars In thousands)
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$12,892	$587	4.55%	$53,914	$777	1.44%

Investment securities:
Investment securities available for sale	173,902	4,147	2.38	168,990	3,459	2.05
Restricted equity securities	565	44	7.74	926	39	4.18
Total investment securities	174,467	4,191	2.40	169,916	3,498	2.06

Loans Secured by Real Estate
Construction and land	4,359	184	4.23	4,178	138	3.29
Farmland	329	16	5.04	338	17	5.04
Single-family residential	82,091	3,721	4.53	78,865	3,260	4.13
Multi-family	5,043	260	5.15	4,902	271	5.52
Commercial	41,935	2,418	5.77	46,248	2,423	5.24
Total loans secured by real estate	133,757	6,599	4.93	134,531	6,109	4.54
Commercial and Industrial
Commercial and industrial	10,541	468	4.44	9,261	300	3.24
SBA guaranty	5,984	485	8.10	6,123	372	6.08
Comm SBA PPP	—	—	—	405	4	0.92
Total commercial and industrial loans	16,525	953	5.77	15,789	676	4.28
Consumer Loans
Consumer	1,827	34	1.87	2,032	24	1.18
Automobile	27,681	973	3.51	46,582	1,628	3.50
Total consumer loans	29,508	1,007	3.41	48,614	1,652	3.40
Total gross loans(1)	179,790	8,559	4.76	198,934	8,437	4.24
Total interest-earning assets	367,149	13,337	3.63	422,764	12,712	3.01
Cash and due from banks	2,173			2,144
Allowance for credit losses	(2,144)			(2,308)
Other assets	(5,447)			2,392
Total assets	$361,731			$424,992

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$139,703	100	0.07%	$149,776	70	0.05%
Money market	16,558	76	0.46	23,573	12	0.05
Certificates of deposit	42,221	337	0.80	57,213	389	0.68
Total interest-bearing deposits	198,482	513	0.26	230,562	471	0.20
Borrowed funds:
Bank Term Funding Program	5,222	282	5.41	—	—	—
FHLB advances	7,357	407	5.54	16,613	382	2.30
Federal funds purchased	1	—	—	—	—	—
Total interest-bearing liabilities	211,062	1,202	0.57	247,175	853	0.35

Non-interest-bearing deposits	131,613			151,602
Other liabilities	1,951			2,173

Stockholder's equity	17,105			24,042
Total liabilities and equity	$361,731			$424,992
Net interest income		$12,135			$11,859
Net interest spread			3.06%			2.66%
Net interest margin			3.31%			2.81%
1	Nonaccrual loans included in average balance.

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

When management deems it to be appropriate, the Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in each respective loan pool. These individually evaluated loans are removed from their respective pools and typically represent collateral dependent loans but may also include other non-performing loans or loans to borrowers experiencing financial difficulty.

During the year ended December 31, 2023, the Company recognized a credit loss provision - loans of $0.1 million, compared to a release of $0.1 million for the year ended December 31, 2022. The increase was primarily driven by a change in the loan portfolio mix combined with higher loss rates. The allowance for credit losses - loans was $2.2 million, or 1.22% of total loans at December 31, 2023, compared to $2.2 million, or 1.16% of total loans at December 31, 2022. At December 31, 2023, the allowance for credit losses - loans equaled 409.5% of nonaccrual and past due loans compared to 434.0% at December 31, 2022. During the year ended December 31, 2023, the Company recorded net charge offs of $0.1 million compared to net charge offs of $0.2 million during the year ended December 31, 2022.

Noninterest Income. Noninterest income includes service charges on deposit accounts, other fees and commissions, net gains/losses on investment securities sold, income on life insurance policies and gain on unwind of derivative contracts. Noninterest income decreased from $1.4 million in 2022 to $1.1 million in 2023, a $254,000, or 18.76% decrease. The decrease was primarily due to a $0.2 million gain on unwind of derivative swap contracts that was recognized in 2022 and a $54,000 decline in other fees and commissions earned in 2023 compared to 2022.

Noninterest Expenses. Noninterest expenses increased from $11.3 million in 2022 to $11.6 million in 2023, a $298,000 or 2.63% increase. Salary and employee benefits increased by $0.3 million, or 4.75%, to $6.7 million at December 31, 2023, compared to $6.4 million at December 31, 2022. FDIC insurance costs rose by $51,000, or 45.74% to $0.2 million while other expenses decreased from $1.3 million at December 31, 2022 to $1.2 million at December 31, 2023, a decrease of $100,000 or 7.67%.

Income Taxes. During the year ended December 31, 2023, the Company recorded an income tax expense of $72,000, compared to $240,000 for the year ended December 31, 2022, a $168,000 or 70.16% decrease. This decrease was primarily due to $484,000, or 24.41% lower income before taxes in 2023.

FINANCIAL CONDITION

Total assets decreased by $29.6 million, or 7.77% to $351.8 million at December 31, 2023, compared to $381.4 million at December 31, 2022. The decrease was primarily a result of decreases in interest-bearing deposits in other financial institutions, in the loan portfolio and the investment securities available for sale portfolio.

Cash and cash equivalents at December 31, 2023 were $15.2 million compared to $30.1 million at December 31, 2022. Loans, net at December 31, 2023 were $174.2 million compared to $184.3 million at December 31, 2022, a decrease of $10.1 million or 5.50%. At year-end 2023, investment securities had decreased $4.7 million, or 3.27% to $139.4 million compared to year end 2022. At December 31, 2023, total deposits were $300.1 million compared to $362.9 million at the end of 2022, a 17.32% decrease during the period. Total borrowings were $30.0 million at December 31, 2023 compared to $0 at December 31, 2022.

Cash

Cash and cash equivalents decreased by $14.9 million primarily due to a $62.9 million decrease in deposit balances that was partially offset by a $30.0 million increase in borrowings and a $10.1 million decrease in loans net of deferred fees and costs and a $4.7 million decrease in investment securities.

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

The investment portfolio consists primarily of U.S. Agency mortgage-backed securities, U.S. Government agency securities, municipal obligations and U.S. Treasury securities. The income from state and municipal obligations may be taxable or tax-exempt from federal and state income tax. State and municipal obligations from the State of Maryland are exempt from federal and state income taxes. We use the investment portfolio as a source of both liquidity and earnings. Management continuously evaluates investment options that will produce income without assuming significant credit or interest rate risk and looks for opportunities to use liquidity from maturing investments to reduce our use of high-cost time deposits and borrowed funds.

During 2023, the Company’s investment securities portfolio totaled $139.4 million, a $4.7 million, or 3.27% decrease from $144.1 million at December 31, 2022. This decrease was primarily driven by $18.5 million of paydowns and redemptions of investment securities, offset by $9.7 million of purchases of available for sale securities and a $4.0 million decrease in the unrealized loss on available for sale securities during 2023.

The composition of investment securities, at carrying value, at December 31, 2023 and 2022 are presented in the following table:

	2023		2022
(dollars in thousands)	Amount	%	Amount	%
Available for sale securities:
U.S. Treasury	$6,945	5.0%	$6,783	4.7%
U.S. Government agency	37,694	27.0%	36,580	25.4%
Residential mortgage-backed securities	59,775	42.9%	67,148	46.6%
State and municipal	33,729	24.2%	32,297	22.4%
Corporate securities	1,284	0.9%	1,325	0.9%
Total debt securities	$139,427	100.0%	$144,133	100.0%

At December 31, 2023, the Company had municipal securities from seven single issuers that, individually, were more than 10% of stockholders’ equity, which totaled $28.6 million.

Maturities and weighted average yields for investment securities at December 31, 2023 are presented in the following table:

	2023

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Maturing Available for sale securities:
Within one year	$21,011	$20,776	2.46%
Over one to five years	7,351	6,803	1.70%
Over five to ten years	33,385	30,058	2.22%
Over ten years	103,040	81,790	2.45%
Total debt securities	$164,787	$139,427	2.37%

________________________

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities were $1.2 million and $0.2 million at December 31, 2023 and 2022, respectively.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2023		2022		2021		2020		2019
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Loans Secured by Real Estate
Construction and land	$4,636	3%	$4,499	2%	$4,087	2%	$2,553	1%	$6,565	2%
Farmland	325	—	333	—	342	—	350	—	357	—
Single-family residential	86,887	49	80,251	43	78,119	37	82,520	33	88,214	32
Multi-family	5,165	3	5,304	3	5,428	3	6,105	2	6,397	2
Commercial	39,217	22	42,936	23	48,729	23	57,027	22	63,337	22
Total loans secured by real estate	136,230	77	133,323	71	136,705	65	148,555	58	164,870	58
Commercial and Industrial
Commercial and industrial	10,850	6	8,990	5	10,003	5	10,800	4	11,012	4
SBA guaranty	5,924	4	6,158	3	6,397	3	7,200	3	3,917	1
Comm SBA PPP	—	—	—	—	1,047	—	9,912	4	—	—
Total commercial and industrial loans	16,774	10	15,148	8	17,447	8	27,912	11	14,929	5
Consumer Loans
Consumer	2,039	1	1,521	1	2,090	1	3,063	1	3,267	1
Automobile	21,264	12	36,448	20	54,150	26	74,242	30	101,672	36
Total consumer loans	23,303	13	37,969	21	56,240	27	77,305	31	104,939	37
Gross loans	176,307	100%	186,440	100%	210,392	100%	253,772	100%	284,738	100%
Allowance for credit losses	(2,157)		(2,162)		(2,470)		(1,476)		(2,066)
Net loans	$174,150		$184,278		$207,922		$252,296		$282,672

The Company’s net loan receivables decreased by $10.1 million to $174.2 million at December 31, 2023 from $184.3 million at December 31, 2022 primarily due to $35.3 million in pay downs outpacing $25.2 million in new originations. This change in the composition of the loan portfolio resulted primarily from a $15.2 million decrease in automobile loans and a $3.7 million decrease in commercial real estate loans.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2023. Demand loans and loans which have no stated maturity, are treated as due in one year or less:

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total

	(dollars in thousands)
By Loan Category:
Loans Secured by Real Estate
Construction and land	$1,551	$58	$3,026	$4,636
Farmland	—	—	325	325
Single-family residential	142	2,045	84,700	86,887
Multi-family	—	—	5,165	5,165
Commercial	1,029	8,312	29,876	39,217
Total loans secured by real estate	2,723	10,416	123,091	136,230
Commercial and Industrial
Commercial and industrial	1,007	5,665	4,178	10,850
SBA guaranty	—	400	5,524	5,924
Comm SBA PPP	—	—	—	—
Total commercial and industrial loans	1,007	6,065	9,702	16,774
Consumer Loans
Consumer	48	383	1,608	2,039
Automobile	4,789	13,598	2,877	21,264
Total consumer loans	4,837	13,981	4,486	23,303
Gross loans	$8,567	$30,461	$137,279	$176,307

By Rate Term:
Fixed rate	$8,469	$28,711	$99,795	$136,975
Adjustable rate	97	1,750	37,484	39,332
Total	$8,567	$30,461	$137,279	$176,307

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

The Bank experienced a $29,000 or 5.8% increase in the total nonperforming loans in 2023. The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2023	2022	2021	2020	2019
(dollars in thousands)
Nonaccrual loans	$527	$488	$338	$4,512	$4,127
Accruing loans past due 90+ days	-	10	15	18	21

Total nonperforming loans	527	498	353	4,530	4,148

Real estate acquired through foreclosure	-	-	-	575	705

Total nonperforming assets	$527	$498	$353	$5,105	$4,853

Nonperforming loans to gross loans	0.3%	0.3%	0.2%	1.8%	1.5%

Allowance for credit losses to nonperforming loans	409.5%	434.0%	700.3%	32.6%	49.8%

Nonperforming assets, which consist of nonaccrual loans, loans to borrowers experiencing financial difficulty, accruing loans past due 90 days or more, and real estate acquired through foreclosure, remained essentially unchanged at $0.5 million at December 31, 2023 and December 31, 2022. Nonperforming assets represented 0.15% of total assets at

December 31, 2023, compared to 0.13% at December 31, 2022. Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.

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

The allowance was $2.2 million at December 31, 2023, compared to $2.2 million at December 31, 2022. The allowance as a percentage of total portfolio loans was 1.22% at December 31, 2023 and 1.16% at December 31, 2022.

During the year ended December 31, 2023, the Company recorded net charge offs of $0.1 million compared to $0.2 million during the year ended December 31, 2022.

The following table reflects activity in the allowance for credit losses - loans for the periods indicated:

	Year Ended December 31,
	2023	2022	2021	2020	2019

	(dollars in thousands)
Beginning Balance	$2,162	$2,470	$1,476	$2,066	$2,541
Impact of ASC 326 adoption	—	—	1,574	—	—
Loans charged-off
Loans Secured by Real Estate
Construction and land	—	—	—	—	—
Farmland	—	—	—	—	—
Single-family residential	—	—	—	—	16
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	—	—	—	—	16
Commercial and Industrial
Commercial and industrial	—	200	—	—	27
SBA guaranty	—	9	—	—	—
Comm SBA PPP	—	—	—	—	—
Total commercial and industrial loans	—	209	—	—	27
Consumer Loans
Consumer	79	14	2	—	—
Automobile	123	169	251	392	573
Total consumer loans	203	183	253	392	573
Total	203	392	253	392	616

Recoveries
Loans Secured by Real Estate
Construction and land	—	—	—	—	—
Farmland	—	—	—	—	—
Single-family residential	—	—	408	266	4
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	—	—	408	266	4
Commercial and Industrial
Commercial and industrial	—	—	—	20	10
SBA guaranty	—	—	—	—	—
Comm SBA PPP	—	—	—	—	—
Total commercial and industrial loans	—	—	—	20	10
Consumer Loans
Consumer	1	8	—	6	10
Automobile	101	188	240	199	232
Total consumer loans	102	196	240	205	242
Total	102	196	648	491	256

Net charge offs (recoveries)	101	196	(1,969)	(99)	360
(Release) provisions for credit loss	96	(112)	(975)	(689)	(115)
Balance at end of year	$2,157	$2,162	$2,470	$1,476	$2,066

Allowance as a percentage of total loans at the end of the year	1.22%	1.16%	1.17%	0.58%	0.73%
Net charge offs (recoveries) as a percentage of average loans during the year	0.06%	0.10%	(0.84)%	(0.04)%	0.12%

The following table reflects the amount and percentage of credit loss allowance for each category for the periods indicated:

	At December 31,
	2023		2022
		Percentage		Percentage
		Of Loans		Of Loans
	Allowance	In Each	Allowance	In Each
	For Each	Category To	For Each	Category To
Portfolio	Category	Total Loans	Category	Total Loans
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$31	2.6%	$44	2.4%
Farmland	18	0.2	20	0.2
Single-family residential	1,290	49.3	1,230	43.1
Multi-family	96	2.9	103	2.8
Commercial	190	22.2	221	23.0
Total loans secured by real estate	1,625	77.2	1,618	71.5
Commercial and Industrial
Commercial and industrial	304	6.1	174	4.8
SBA guaranty	21	3.4	22	3.3
Total commercial and industrial loans	325	9.5	196	8.1
Consumer Loans
Consumer	30	1.2	23	0.8
Automobile	177	12.1	325	19.6
Total consumer loans	207	13.3	348	20.4
Total	$2,157	100.0%	$2,162	100.0%

Deposits

The funds needed by the Bank to make loans are primarily generated by deposit accounts solicited from the communities in Anne Arundel County. The Bank’s deposit products include savings accounts, money market deposit accounts, demand deposit accounts, NOW checking accounts, IRA and SEP accounts and certificates of deposit. The Bank does not solicit brokered deposits. Variations in service charges, terms and interest rates are used to target specific markets. Ancillary products and services for deposit customers include safe deposit boxes, night depositories, automated clearinghouse transactions, wire transfers, ATMs, electronic banking (telephone banking, online banking, bill pay, card management and control, mobile app, merchant source capture, mobile deposit capture, Zelle®, etc.). The Bank is a member of the Accel(R) and MoneyPass(R) ATM networks.

The following deposit table presents the composition of deposits at December 31, 2023 and 2022:

	2023		2022		2023 vs 2022
	Amount in	% of	Amount in	% of	$	%
	thousands	Total	thousands	Total	Change	Change
Noninterest-bearing deposits	$116,922	39.0%	$143,262	39.5%	$(26,340)	(18.4)%

Interest-bearing deposits:
Checking	28,571	9.5%	40,086	10.9%	(11,515)	(28.7)%
Savings	93,104	31.0%	113,101	31.2%	(19,997)	(17.7)%
Money market	26,836	9.0%	15,791	4.4%	11,045	69.9%
Total interest-bearing checking, savings and money market deposits	148,511	49.5%	168,978	46.5%	(20,467)	(12.1)%

Time deposits under $100,000	22,133	7.4%	30,708	8.5%	(8,575)	(27.9)%
Time deposits of $100,00 or more	12,501	4.1%	19,999	5.5%	(7,498)	(37.5)%
Total time deposits	34,634	11.5%	50,707	14.0%	(16,073)	(31.7)%

Total interest-bearing deposits	183,145	61.0%	219,685	60.5%	(36,540)	(16.6)%

Total Deposits	$300,067	100.0%	$362,947	100.0%	$(62,880)	(17.3)%

Total deposits were $300.1 million at December 31, 2023, a decrease of $62.9 million, or 17.3%, when compared to the $362.9 million recorded at December 31, 2022. Within the deposit base, noninterest-bearing deposit balances decreased $26.3 million, or 18.4%, interest-bearing checking account balances decreased $11.5 million, or 28.7%, interest-bearing savings account balances decreased by $20.0 million, or 17.7%, money market balances increased $11.0 million, or 69.9%, and time deposit balances decreased by $16.1 million, or 31.7%, when compared to the amounts at December 31, 2022.

The following table presents the maturity distribution for time deposits of $100,000 or more at December 31, 2023:

(dollars in thousands)	Amount
Three months or less	$933
Over three months through twelve months	7,555
Over twelve months through twenty-four months	2,435
Over twenty-four months	1,579
Total Time Deposits of $100,000 or More	$12,501

Borrowings

The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta, of which it is a member, to supplement funding from deposits. The Bank’s total credit availability is $88.8 million at December 31, 2023 and it may draw $29.4 million which is secured by a floating lien on the Bank’s residential first mortgage loans.

As of December 31, 2023, the Bank was permitted to draw on a line of credit from the Federal Reserve Bank under the Bank Term Funding Program (“BTFP”). Credit is available up to the total value of investment securities pledged as collateral. Borrowings under the line are secured by investment securities of $13.2 million at December 31, 2023 and the outstanding loan balance is $10.0 million.

The Bank has available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million as of December 31, 2023.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors. Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

Stockholders’ equity increased to $19.3 million at December 31, 2023, compared to $16.1 million at December 31, 2022. The $3.3 million, or 20.37%, increase for the year ended December 31, 2023, resulted primarily from a $2.9 million decrease in net unrealized losses on the available for sale bond portfolio, $1.4 million in net income and $120,000 stock issuances under the dividend reinvestment program that were partially offset by $1.1 million in dividends paid. The book value of the Company’s common stock was $6.70 at December 31, 2023 and $5.60 at December 31, 2022.

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

For regulatory capital purposes, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital. At December 31, 2023, none of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the Bank is required to maintain a minimum level of Tier 1 capital to average total assets excluding intangibles. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5.00%, but an individual institution could be required to maintain a higher level.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined). At December 31, 2023 and 2022, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Common Equity Tier 1 Capital	$37,975	17.37%	$9,840	4.50%	$14,213	6.50%
Total Risk-Based Capital	$40,237	18.40%	$17,493	8.00%	$21,867	10.00%
Tier 1 Risk-Based Capital	$37,975	17.37%	$13,120	6.00%	$17,493	8.00%
Tier 1 Leverage	$37,975	10.76%	$14,113	4.00%	$17,641	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Common Equity Tier 1 Capital	$37,963	16.45%	$10,383	4.50%	$14,998	6.50%
Total Risk-Based Capital	$39,866	17.28%	$18,459	8.00%	$23,074	10.00%
Tier 1 Risk-Based Capital	$37,963	16.45%	$13,845	6.00%	$18,459	8.00%
Tier 1 Leverage	$37,963	9.53%	$15,938	4.00%	$19,922	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $33.2 million at December 31, 2023. Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities. At December 31, 2023, we had $1.9 million in cash and due from banks, $13.3 million in interest-bearing deposits with banks and federal funds sold, and $139.4 million in investment securities available for sale.

The Bank also has external sources of funds through the FHLB, Federal Reserve Discount Window and newly formed Bank Term Funding Program which can be drawn upon when required. The Bank has a line of credit totaling approximately $88.8 million with the FHLB of which $68.8 million was available to be drawn on December 31, 2023, subject to qualifying loans and securities pledged as collateral. The lines of credit with the Federal Reserve are limited to the amount of qualifying collateral pledged.

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

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2023, the Bank has accrued $473,000 as a reserve for credit losses on unfunded commitments, a decrease of $4,000 from the $477,000 accrued as of December 31, 2022. Unfunded commitments related to these financial instruments with off balance sheet risk, are included in “other liabilities”. The additional provision amount is included in ‘other expense’.

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

At December 31, 2023, we were in an asset sensitive position. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	-15%	-10%	-10%	-15%
December 31, 2023	-5%	-2%	-1%	-2%
December 31, 2022	-12%	-6%	1%	3%

As shown above, over a 12-month modeling period, measures of net interest income at risk in the down scenarios were more favorable while net interest at risk in the up scenarios were slightly less favorable at December 31, 2023 than at December 31, 2022. All measures remained within prescribed policy limits.

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

Rising Rates: Over the first 12 months in our rising rate scenarios, projected NII shows a slight decrease in projected net interest income at December 31, 2023 compared to a projected slight increase at December 31, 2022. At December 31, 2023 and December 31, 2022, NII trends upward over the following months as more assets reprice more quickly than our interest-bearing deposits.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	-20%	-10%	-10%	-20%
December 31, 2023	11%	6%	-10%	-19%
December 31, 2022	4%	3%	-6%	-12%

The EVE at risk declines at December 31, 2023 when compared to December 31, 2022 in the up interest rate shock levels but increases in the down interest rate shock levels.  In a rising interest rate environment, the Company is positioned to generate less economic value of equity as asset values fall faster than funding sources because the liabilities reprice much slower than our assets, especially considering our interest earning assets are much greater than our interest-bearing liabilities. The Company’s economic value of equity improves in declining interest rate environments as the majority of our liabilities cannot continue to decrease much from their current low levels thus the economic value of liabilities and assets both worsen.

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

Management (with the participation of the Company’s CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

(a)	3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form 8-A filed December 27, 1999, File No. 0-24047)
3.2	Articles of Amendment, dated October 8, 2003 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003, File No. 0-24047)
3.3	Articles Supplementary, dated November 16, 1999 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed December 8, 1999, File No. 0-24047)
3.4	By-Laws (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003, File No. 0-24047)
4.1	Description of Registrant’s Securities (incorporated by reference to “Description of Common Stock” set forth in Amendment No. 1 to the Registrant’s Form 8 A filed December 27, 1999, File No. 0 24047)
10.1	Glen Burnie Bancorp Director Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No.33-62280)
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

21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
23.1	Consent of UHY LLP, Certified Public Accountants (filed herewith)
31.1	Rule 15d-14(a) Certification by the Principal Executive Officer (filed herewith)
31.2	Rule 15d-14(a) Certification by the Principal Accounting Officer (filed herewith)
32	Certification by the Principal Executive Officer and Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97	Executive Compensation Recovery Policy (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

March 22, 2024	By:	/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark C. Hanna	President, Chief Executive Officer	March 22, 2024
Mark C. Hanna	and Director

/s/ Jeffrey D. Harris	Senior Vice President and Chief Financial Officer	March 22, 2024
Jeffrey D. Harris

/s/ John E. Demyan	Chairman of the Board and Director	March 22, 2024
John E. Demyan

/s/ Thomas Clocker	Director	March 22, 2024
Thomas Clocker

/s/ Julie Mussog	Director	March 22, 2024
Julie Mussog

/s/ F. W. Kuethe, III	Director	March 22, 2024
F. W. Kuethe, III

/s/ Andrew Cooch	Director	March 22, 2024
Andrew Cooch

/s/ Joan M. Rumenap	Director	March 22, 2024
Joan M. Rumenap

/s/ Mary Louise Wilcox	Director	March 22, 2024
Mary Louise Wilcox

/s/ Stanford D. Hess	Director	March 22, 2024
Stanford D. Hess

Glen Burnie Bancorp and Subsidiary

Consolidated Financial Statements

December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating these critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s loan portfolio totaled $176.3 million and has recorded an allowance for credit losses (“ACL”) in the amount of $2.2 million as of December 31, 2023. The Company estimates the allowance for credit losses at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as the estimated credit losses inherent in the remainder of the loan portfolio. The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying loan impairments, among others. Different assumptions and conditions could result in a materially different amount for the ACL.

We identified the valuation of the ACL as a critical audit matter. Auditing the ACL involves a high degree of subjectivity in evaluating management's estimates, such as evaluating management’s assessment of economic conditions and other environmental factors used to adjust historical loss rates, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated ACL included the following procedures, among others.

●	Evaluating the design effectiveness of controls over the Company's ACL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the establishment of qualitative and forecast adjustments, the calculation of a loss rate, grading and risk classification of loans and establishment of reserves on individually evaluated loans and management's review controls over the ACL balance as a whole;

●	Testing of completeness and accuracy of the information utilized in the calculation of the ACL;

●	Testing the computational accuracy of the calculations utilized in the ACL model;

●	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions used;

●	Testing the internal loan review functions and evaluating the assigned loan grades for appropriateness and reasonableness;

●	Assessing the reasonableness of specific reserves on individually assessed impaired loans;

●	Evaluating the overall reasonableness of qualitative factor and forecast adjustments, including assessing the basis and reasonableness for the adjustments;

●	Reviewing subsequent events and considering whether they support or contradict the Company’s ACL estimate;

●	Evaluating overall reasonableness of estimated reserve by considering and comparing past performance of the Company’s loan portfolio, and trends in credit quality of the loan portfolio.

We have served as the Company’s auditor since 2021 .

/s/ UHY LLP

Salisbury, Maryland

March 22, 2024

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2023	2022

ASSETS
Cash and due from banks	$1,940	$2,035
Interest-bearing deposits in other financial institutions	13,301	28,057
Cash and Cash Equivalents	15,241	30,092
Investment securities available for sale, at fair value	139,427	144,133
Restricted equity securities, at cost	1,217	221
Loans, net of deferred fees and costs	176,307	186,440
Less: Allowance for credit losses	(2,157)	(2,162)
Loans, net	174,150	184,278
Premises and equipment, net	3,046	3,277
Bank owned life insurance	8,657	8,493
Deferred tax assets, net	7,897	8,902
Accrued interest receivable	1,192	1,159
Accrued taxes receivable	121	—
Prepaid expenses	475	493
Other assets	390	388
Total Assets	$351,813	$381,436

LIABILITIES
Noninterest-bearing deposits	$116,922	$143,262
Interest-bearing deposits	183,145	219,685
Total Deposits	300,067	362,947
Short-term borrowings	30,000	—
Defined pension liability	324	317
Accrued taxes payable	—	151
Accrued expenses and other liabilities	2,097	1,967
Total Liabilities	332,488	365,382

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,882,627 and 2,865,046 shares as of December 31, 2023 and December 31, 2022, respectively.	2,883	2,865
Additional paid-in capital	10,964	10,862
Retained earnings	23,859	23,579
Accumulated other comprehensive loss	(18,381)	(21,252)
Total Stockholders' Equity	19,325	16,054

Total Liabilities and Stockholders' Equity	$351,813	$381,436

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022

INTEREST INCOME
Interest and fees on loans	$8,559	$8,437
Interest and dividends on securities	4,147	3,403
Interest on deposits with banks and federal funds sold	631	872
Total Interest Income	13,337	12,712

INTEREST EXPENSE
Interest on deposits	513	471
Interest on short-term borrowings	689	348
Interest on long-term borrowings	—	34
Total Interest Expense	1,202	853

Net Interest Income	12,135	11,859

Provision/(release) of credit loss allowance	96	(112)

Net interest income after provision/release for credit losses	12,039	11,971

NONINTEREST INCOME
Service charges on deposit accounts	159	159
Other fees and commissions	777	831
Gain on securities called or sold	—	2
Income on life insurance	164	156
Gain on swap contract termination	—	206
Total Noninterest Income	1,100	1,354

NONINTEREST EXPENSE
Salary and employee benefits	6,710	6,406
Occupancy and equipment expenses	1,294	1,272
Legal, accounting and other professional fees	993	1,044
Data processing and item processing services	1,005	997
FDIC insurance costs	163	112
Advertising and marketing related expenses	97	86
Loan collection costs	22	(39)
Telephone costs	151	159
Other expenses	1,203	1,303
Total Noninterest Expenses	11,638	11,340

Income before income taxes	1,501	1,985

Income tax expense	72	240

NET INCOME	$1,429	$1,745

Basic and diluted net income per share of common stock	$0.50	$0.61

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Year Ended
	December 31,
	2023	2022

Net income	$1,429	$1,745

Other comprehensive income (loss):

Net unrealized loss on securities available for sale:
Net unrealized gain (loss) on securities during the period	3,961	(28,555)
Income tax (expense) benefit relating to item above	(1,090)	7,858
Reclassification adjustment for gain on sales of securities included in net income	-	(1)
Net effect on other comprehensive income (loss)	2,871	(20,698)

Net unrealized gain on interest rate swap:
Net unrealized gain on interest rate swap during the period	-	441
Income tax expense relating to item above	-	(121)
Net effect on other comprehensive income (loss)	-	320

Other comprehensive income (loss)	2,871	(20,378)

Comprehensive income (loss)	$4,300	$(18,633)

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balances, December 31, 2021	$2,854	10,759	22,977	(874)	35,716
Net income	—	—	1,745	—	1,745
Cash dividends, $0.40 per share	—	—	(1,143)	—	(1,143)
Dividends reinvested under dividend reinvestment plan	11	103	—	—	114
Other comprehensive loss	—	—	—	(20,378)	(20,378)

Balance, December 31, 2022	2,865	10,862	23,579	(21,252)	16,054
Net income	—	—	1,429	—	1,429
Cash dividends, $0.40 per share	—	—	(1,149)	—	(1,149)
Dividends reinvested under dividend reinvestment plan	18	102	—	—	120
Other comprehensive income	—	—	—	2,871	2,871

Balance, December 31, 2023	$2,883	$10,964	$23,859	$(18,381)	$19,325

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in the thousands)

	Year Ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net income	$1,429	$1,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion of premises and equipment	119	994
Provision (release) of credit allowance	96	(112)
Deferred income taxes, net	(84)	(210)
Gain on termination of swap contracts	—	206
Increase in cash surrender value of bank owned life insurance	(164)	(156)
Loss on write-down of Maryland Financial Bank stock	—	3
Decrease in ground rents	1	—
Increase in accrued interest receivable	(33)	(73)
Net (increase) decrease in other assets	(106)	215
Net increase (decrease) in accrued expenses and other liabilities	141	(387)

Net cash provided by operating activities	1,399	2,225

Cash flows from investing activities:
Redemptions, sales and maturities of investment securities available for sale	18,523	14,214
Purchases of investment securities available for sale	(9,747)	(31,540)
Net (purchase) redemption of Federal Home Loan Bank stock	(996)	839
Net decrease in loans	10,032	23,757
Purchases of premises and equipment	(152)	(256)

Net cash provided by investing activities	17,660	7,014

Cash flows from financing activities:
Net decrease in deposits	(62,881)	(20,299)
Net increase (decrease) in short term borrowings	30,000	(10,000)
Decrease in long term borrowings	—	(10,000)
Cash dividends paid	(1,149)	(1,143)
Common stock dividends reinvested	120	114

Net cash used in financing activities	(33,910)	(41,328)

Net decrease in cash and cash equivalents	(14,851)	(32,089)

Cash and cash equivalents at beginning of year	30,092	62,181

Cash and cash equivalents at end of year	$15,241	$30,092

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,127	$856
Income taxes paid	436	—
Net decrease (increase) in unrealized depreciation on available for sale securities	3,961	(28,556)
Decrease in unrealized depreciation on Swaps	—	441

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

AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision for (or release of) credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2023 and 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

From time to time, the Company will originate loans to facilitate the sale of other real estate owned (OREO). Such loans are accounted for using the installment method and any gain on sale is deferred. The Bank financed no sales of OREO for 2023 or 2022.

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

Modifications with Borrowers Experiencing Financial Difficulty

Management evaluates loan restructurings according to the accounting guidance for loan modifications. We may, for economic or legal reasons, grant a concession to a borrower experiencing financial difficulty that we would not otherwise consider. Management strives to identify borrowers in financial difficulty early and works with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. A restructuring that results in only an insignificant delay in payment is not considered a concession. A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the debt's original contractual maturity or original expected duration.

Loan modifications with borrowers experiencing financial difficulty are designated as impaired because interest and principal payments will not be received in accordance with the original contract terms. Loans that are performing and on accrual status as of the date of the modification remain on accrual status. Loans that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. Loans with temporary below-market concessions remain designated as a loan to borrower experiencing financial difficulty and impaired regardless of the accrual or performance status until the loan is paid off. However, if the loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be de-designated as being made to a borrower experiencing financial difficulty.

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

When management deems it to be appropriate, the Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in each respective loan pool. These individually evaluated loans are removed from their respective pools and typically represent collateral dependent loans but may also include other non-performing loans or loan modifications to borrowers experiencing financial difficulty.

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

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired in partial or total satisfaction of debts previously contracted with the Company, generally through the foreclosure of loans. These properties are initially recorded at the net realizable value (fair value of collateral less estimated costs to sell). Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the allowance for credit losses - loans. Subsequent declines in net realizable value identified from the ongoing analysis of such properties as well as gains and losses realized from the sale of OREO are recognized in current period earnings within noninterest expense as foreclosed property expense. The net realizable value of these assets is reviewed and updated as circumstances warrant. Loans transferred to OREO through foreclosure proceedings totaled $0 for the year ended December 31, 2022, and 2023.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. We recognized a $0.2 million gain on cancellation of interest rate swap contracts for the year ended December 31, 2022. There were no cancellations of interest rate swap contracts during 2023. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Advertising Expense

Advertising costs, which we consider to be media and marketing materials, are expensed as incurred. We incurred $0.1 million in advertising expense during the years ended December 31, 2023 and 2022.

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

ASU No. 2023-01.  Leases (Topic 842), “Common Control Arrangements.”  The ASU is an amendment to Topic 842.  The amendments in this Update clarify the accounting for leasehold improvements associated with common control leases.  This Update has been issued in order to address current diversity in practice associated with the accounting for leasehold improvements associated with a lease between entities under common control.  The amendments in this Update apply to all lessees that are a party to a lease between entities under common control in which there are leasehold improvements.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2023.  The Company currently has no leases which are subject to this guidance and therefore the impact of adopting the new guidance is not expected to have a material impact upon the Company’s financial position and results of operations.

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

ASU No. 2023-05.  Business Combinations – “Joint Venture Formations (Subtopic 805-60):  Recognition and Initial Measurement.”  The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025.  Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information.  Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively.  The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements.

ASU No. 2023-06. Disclosure Improvements – “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The amendments in this Update represent changes to clarify or improve disclosure and presentation requirements of a variety of Topics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this Update should be applied prospectively. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity.

ASU No. 2023-07. “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-04”). This update requires public entities with reportable segments to provide additional and more detailed disclosures. This standard is effective for annual periods beginning after December 15, 2023. The Company is not currently required to report segment information and, as such, does not expect the adoption to have an impact on its consolidated financial statements.

ASU No. 2023-08. “Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and disclosure of Crypto Assets (“ASU 2023-08”).” This update provides guidance for crypto assets to be carried at fair value and requires additional disclosures. This standard is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-08 to have an impact on its consolidated financial statements. The Company currently does not hold crypto assets or carry goodwill on its balance sheet.

ASU No. 2023-09. “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This update requires more detailed disclosures of income taxes paid net of refunds received, income from continuing operations before income tax expense or benefit, and income tax expense from continuing operations. This standard is to be applied on a prospective basis, with retrospective application permitted, and will be effective for the Company for annual periods beginning after December 15, 2024. We do not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.

Note 2. Restrictions on Cash and Amounts Due from Banks

On March 26, 2020 the Board of Governors of the Federal Reserve System set the reserve requirement ratios to zero percent and reserve requirements were no longer administered.  On December 22, 2020 the zero percent reserve requirement ratio was extended for three years.  At December 31, 2023 and 2022, the average reserve balances were $0.

Note 3. Investment Securities

A summary of the amortized cost and market value of securities available for sale at December 31, 2023 and 2022 is as follows:

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$15,962	$8	$(2,309)	$13,661
Agency mortgage-backed securities	51,930	—	(5,816)	46,114
Municipal securities	42,990	4	(9,265)	33,729
U.S. Government agency securities	45,406	—	(7,712)	37,694
Corporate securities	1,500	—	(216)	1,284
U.S. Treasury securities	6,999	—	(54)	6,945

Total securities available for sale	$164,787	$12	$(25,372)	$139,427

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$17,596	$7	$(2,348)	$15,255
Agency mortgage-backed securities	58,801	—	(6,908)	51,893
Municipal securities	43,092	1	(10,796)	32,297
U.S. Government agency securities	45,471	—	(8,891)	36,580
Corporate securities	1,500	—	(175)	1,325
U.S. Treasury securities	6,993	—	(210)	6,783

Total securities available for sale	$173,453	$8	$(29,328)	$144,133

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at December 31, 2023 or December 31, 2022. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income or loss. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at December 31, 2023 or December 31, 2022.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022:

	At December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collateralized mortgage obligations	$492	$(1)	$11,927	$(2,308)	$12,419	$(2,309)
Agency mortgage-backed securities	5	—	46,109	(5,816)	46,114	(5,816)
Municipal securities	2,978	(39)	28,667	(9,226)	31,645	(9,265)
U.S. Government agency securities	220	(1)	37,474	(7,711)	37,694	(7,712)
Corporate securities	—	—	1,284	(216)	1,284	(216)
U.S. Treasury securities	—	—	6,944	(54)	6,944	(54)

	$3,695	$(41)	$132,405	$(25,331)	$136,100	$(25,372)

	At December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collateralized mortgage obligations	$8,315	$(364)	$6,127	$(1,984)	$14,442	$(2,348)
Agency mortgage-backed securities	20,029	(1,308)	31,865	(5,600)	51,894	(6,908)
Municipal securities	18,456	(5,438)	13,340	(5,358)	31,796	(10,796)
U.S. Government agency securities	13,526	(474)	22,767	(8,417)	36,293	(8,891)
Corporate securities	—	—	1,325	(175)	1,325	(175)
U.S. Treasury securities	6,783	(210)	—	—	6,783	(210)

	$67,109	$(7,794)	$75,424	$(21,534)	$142,533	$(29,328)

At December 31, 2023 and 2022, the Company did not have any securities that had impairment charges.

The Company's investment securities portfolio consists primarily of debt securities issued by U.S. Government agencies, U.S. Government-sponsored agencies, Corporate securities, state governments and local municipalities. There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2023 and December 31, 2022.

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of December 31, 2023. As of December 31, 2023, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

The Company held fifty-seven U.S. Government agency, seventy-two collateralized mortgage obligations, one treasury security and eighty-three agency mortgage-backed securities that were in an unrealized loss position at December 31, 2023. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of credit loss impairment on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2023.

The Company held one corporate security that was in an unrealized loss position at December 31, 2023. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

All municipal securities held in the investment portfolio are reviewed on at least a quarterly basis for credit loss impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Maryland and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2023, the investment portfolio included thirty-one municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

At December 31, 2023 and 2022, investment securities in the amount of approximately $13.2 million and $0, respectively, were pledged as collateral under the Federal Reserve’s Bank Term Funding Program.

Unrealized losses on securities in the investment portfolio amounted to $25.4 million with a total fair value of $136.1 million as of December 31, 2023 compared to unrealized losses of $29.3 million with a total fair value of $142.5 million as of December 31, 2022. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The following table presents investment securities by stated maturity at December 31, 2023. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	At December 31, 2023
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due within one year	$20,998	$20,814
Due over one to five years	5,080	4,584
Due over five to ten years	14,665	12,621
Due over ten years	56,152	41,633
Collateralized mortgage obligations	15,962	13,661
Agency mortgage-backed securities	51,930	46,114

Total securities available for sale	$164,787	$139,427

No investment securities were sold in 2023 or 2022.

Note 4. Loans and Allowance for Credit Losses - Loans

The following table sets forth the Company's gross loans by major categories as of December 31, 2023 and 2022:

	December 31,
(dollars in thousands)	2023	2022
Loans Secured by Real Estate
Construction and land	$4,636	$4,499
Farmland	325	333
Single-family residential	86,887	80,251
Multi-family	5,165	5,304
Commercial	39,217	42,936
Total loans secured by real estate	136,230	133,323
Commercial and Industrial
Commercial and industrial	10,850	8,990
SBA guaranty	5,924	6,158
Total commercial and industrial loans	16,774	15,148
Consumer Loans
Consumer	2,039	1,521
Automobile	21,264	36,448
Total consumer loans	23,303	37,969

Loans, net of deferred fees and costs	176,307	186,440
Less: Allowance for credit losses	(2,157)	(2,162)
Loans, net	$174,150	$184,278

The Bank’s net loans totaled $174.2 million on December 31, 2023, compared to $184.3 million on December 31, 2022, a decrease of $10.1 million, or 5.50%. Construction and land loans increased from $4.5 million on December 31, 2022, to $4.6 million on December 31, 2023, an increase of $0.1 million, or 3.04%. Farmland loans were $0.3 million at December 31, 2023 and December 31, 2022. Single-family residential loans increased from $80.3 million on December 31, 2022, to $86.9 million on December 31, 2023, an increase of $6.6 million, or 8.27%. Multi-family residential loans were $5.2 million on December 31, 2023, and $5.3 on December 31, 2022, a decrease of $0.1 million, or 2.62%. Commercial real estate loans decreased $3.7 million, or 8.66%, to $39.2 million at December 31, 2023, compared to $42.9 million on December 31, 2022. Commercial and industrial loans increased by $1.9 million, or 20.69%, to $10.9 million on December 31, 2023, compared to $9.0 million on December 31, 2022. SBA guaranty loans were $5.9 million on December 31, 2023, a decrease of $0.3 million, or 3.79%, compared to $6.2 million at December 31, 2022. Consumer loans increased by $0.5 million, or 34.06% to $2.0 million on December 31, 2023, compared to $1.5 million on December 31, 2022. Automobile loans decreased from $36.4 million on December 31, 2022, to $21.3 million on December 31, 2023, a decrease of $15.1 million or 41.66%.

The Company currently manages its credit products and the respective exposure to credit losses by specific portfolio segments and classes, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses. The Company believes each portfolio segment has unique risk characteristics. The Company's loans held for investment is divided into three portfolio segments: loans secured by real estate, commercial and industrial loans, and consumer loans. Each of these segments is further divided into loan classes for purposes of estimating the allowance for credit losses. The Bank has an automotive indirect lending program where loans, collateralized by vehicles, made by car dealers to consumers are acquired by the Bank. The Bank’s indirect loan group included $21.3 million and $36.4 million of such loans at December 31, 2023 and 2022, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

Included in loans are loans due from directors, executive officers and other related parties of $0.2 million and $0, at December 31, 2023 and December, and 2022, respectively. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. The Board of Directors approves loans to directors, executive officers and other related parties to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2023 and 2022.

	December 31,
(dollars in thousands)	2023	2022

Balance at beginning of year	$—	$—
Additions	150	1,078
Repayments	—	(1,078)
Balance at end of year	$150	$—

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

The following table presents the total allowance by loan segment:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2023	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$44	$20	$1,230	$103	$221	$174	$22	$—	$23	$325	$2,162
Charge-offs	—	—	—	—	—	—	—	—	(79)	(124)	(203)
Recoveries	—	—	—	—	—	—	—	—	1	101	102
Release for credit losses	(13)	(2)	60	(7)	(31)	130	(1)	—	85	(125)	96

Balance, end of year	$31	$18	$1,290	$96	$190	$304	$21	$—	$30	$177	$2,157

Individually evaluated for impairment:
Balance in allowance	$—	$—	$21	$—	$—	$179	$—	$—	$—	$—	$200
Related loan balance	—	—	30	—	—	299	—	—	—	—	329

Collectively evaluated for impairment:
Balance in allowance	$31	$18	$1,269	$96	$190	$125	$21	$—	$30	$177	$1,957
Related loan balance	4,636	325	86,857	5,165	39,217	10,551	5,924	—	2,039	21,264	175,978

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2022	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Balance, beginning of year	$5	$11	$1,357	$105	$278	$115	$30	$—	$36	$533	$2,470
Charge-offs	—	—	—	—	—	(200)	(9)	—	(14)	(169)	(392)
Recoveries	—	—	—	—	—	—	—	—	8	188	196
Release for credit losses	39	9	(127)	(2)	(57)	259	1	—	(7)	(227)	(112)

Balance, end of year	$44	$20	$1,230	$103	$221	$174	$22	$—	$23	$325	$2,162

Individually evaluated for impairment:
Balance in allowance	$—	$—	$20	$—	$—	$59	$—	$—	$—	$—	$79
Related loan balance	—	—	34	—	—	300	—	—	—	—	334

Collectively evaluated for impairment:
Balance in allowance	$44	$20	$1,210	$103	$221	$115	$22	$—	$23	$325	$2,083
Related loan balance	4,499	333	80,217	5,304	42,936	8,690	6,158	—	1,521	36,448	186,106

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

During the 12 months ended December 31, 2023, loans to 12 borrowers and related entities totaling approximately $203,000 were determined to be uncollectible and were charged off. During the 12 months ended December 31, 2022, loans to 19 borrowers and related entities totaling approximately $392,000 were determined to be uncollectible and were charged off.

The following table provides gross charge-offs for the year 2023 by the year of origination:

	Gross Charge-offs
December 31, 2023	Term Loans by Origination Year						Revolving
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
Consumer Loans
Consumer	$—	$—	$—	$—	$—	$79	$—	$79
Automobile			47	43	27	7		124
Total gross charge-offs this period	$—	$—	$47	$43	$27	$86	$—	$203

The following table rolls forward the Company’s activity for nonaccrual loans during the years 2023 and 2022:

	Loans Secured By Real Estate			Commercial and Industrial Loans		Consumer Loans
	Single-family			Commercial
	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total
(dollars in thousands)
December 31, 2021	$123	$—	$—	$—	$71	$—	$144	$338
Transfers into nonaccrual	31		—	502	—	11	207	751
Loans paid down/payoffs	(50)	$—	—	(3)	$(61)	(11)	(105)	(230)
Loans returned to accrual status	—	—	—	—	—	—	(29)	(29)
Loans charged off	—	—	—	(200)	(10)	—	(132)	(342)

December 31, 2022	$104	$—	$—	$299	$—	$—	$85	$488
Transfers into nonaccrual	307	—	—	—	—	—	175	482
Loans paid down/payoffs	(266)	$—	—	—	$—	—	(35)	(301)
Loans returned to accrual status	—	—	—	—	—	—	(19)	(19)
Loans charged off	—	—	—			—	(124)	(124)

December 31, 2023	$145	$—	$—	$299	$—	$—	$83	$527

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

In the normal course of loan portfolio management, loan originators are responsible for continuous assessment of credit risk arising from the individual borrowers within their portfolio and assigning appropriate risk ratings. Credit Administration is responsible for ensuring the integrity and operation of the risk rating system and maintenance of the watch list. The Bank contracts with an independent third-party loan review firm that reviews and validates the internal credit risk program on an annual basis. Results of these reviews are presented to the Audit Committee for approval and then to management for implementation. The loan review process complements and reinforces the risk identification and assessment decisions made by the lenders and credit personnel as well as the Bank’s policies and procedures.

The following table provides information with respect to the Company's risk ratings by loan portfolio segment:

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2023	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$4,636	$325	$86,743	$5,165	$39,217	$10,551	$5,924	$—	$2,039	$21,110	$175,709
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	145	—	—	299	—	—	—	154	598
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—

	$4,636	$325	$86,887	$5,165	$39,217	$10,850	$5,924	$—	$2,039	$21,264	$176,307

Nonaccrual	$—	$—	$145	$—	$—	$299	$—	$—	$—	$83	$527
Restructured loans to borrowers with financial difficulty	$—	$—	$30	$—	$—	$—	$—	$—	$—	$—	$30
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$30	$—	$—	$—	$—	$—	$—	$—	$30
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans			Consumer Loans
December 31, 2022	Construction		Single-family			Commercial		Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	SBA PPP	Consumer	Automobile	Total

Pass	$4,499	$333	$80,147	$5,304	$42,936	$8,691	$6,158	$—	$1,521	$36,363	$185,952
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	104	—	—	299	—	—	—	80	483
Doubtful	—	—	—	—	—	—	—	—	—	5	5
Loss	—	—	—	—	—	—	—	—	—	—	—

	$4,499	$333	$80,251	$5,304	$42,936	$8,990	$6,158	$—	$1,521	$36,448	$186,440

Nonaccrual	$—	$—	$104	$—	$—	$299	$—	$—	$—	$85	$488
Restructured loans to borrowers with financial difficulty	$—	$—	$34	$—	$—	$—	$—	$—	$—	$—	$34
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$34	$—	$—	$—	$—	$—	$—	$—	$34
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	—	1

The following tables provide information about credit quality indicators by the year of origination at December 31, 2023 and 2022:

	Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(dollars in thousands)
Loans Secured By Real Estate:
Pass	$15,316	$12,507	$16,675	$9,739	$9,457	$72,391	$136,085
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	145	145
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$15,316	$12,507	$16,675	$9,739	$9,457	$72,536	$136,230
Commercial and Industrial Loans:
Pass	$3,515	$1,099	$153	$3,834	$711	$7,163	$16,475
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	299	—	—	—	299
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,515	$1,099	$452	$3,834	$711	$7,163	$16,774
Consumer Loans:
Pass	$2,140	$4,598	$5,697	$3,364	$3,481	$3,940	$23,220
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	27	40	9	—	7	83
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,140	$4,625	$5,737	$3,373	$3,481	$3,947	$23,303

	Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Prior	Total
(dollars in thousands)
Loans Secured By Real Estate:
Pass	$11,941	$17,685	$10,337	$9,852	$12,670	$70,734	$133,219
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	104	104
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$11,941	$17,685	$10,337	$9,852	$12,670	$70,838	$133,323
Commercial and Industrial Loans:
Pass	$1,468	$449	$4,056	$875	$3,581	$4,420	$14,849
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	299	—	—	—	—	299
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$1,468	$748	$4,056	$875	$3,581	$4,420	$15,148
Consumer Loans:
Pass	$6,573	$8,632	$5,187	$6,792	$8,113	$2,587	$37,884
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	27	13	—	40	5	85
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$6,573	$8,659	$5,200	$6,792	$8,153	$2,592	$37,969

Asset Quality

The following table presents the loan portfolio segments summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2023 and 2022:

			90 Days or
		30-89 Days	More and
December 31, 2023	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$4,636	$—	$—	$—	$4,636
Farmland	325	—	—	—	325
Single-family residential	86,233	509	—	145	86,887
Multi-family	5,165	—	—	—	5,165
Commercial	39,217	—	—	—	39,217
Total loans secured by real estate	135,576	509	—	145	136,230
Commercial and Industrial
Commercial and industrial	10,551	—	—	299	10,850
SBA guaranty	5,924	—	—	—	5,924
Comm SBA PPP	—	—	—	—	—
Total commercial and industrial loans	16,475	—	—	299	16,774
Consumer Loans
Consumer	1,981	58	—	—	2,039
Automobile	20,794	387	—	83	21,264
Total consumer loans	22,775	445	—	83	23,303

	$174,826	$954	$—	$527	$176,307

			90 Days or
		30-89 Days	More and
December 31, 2022	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$4,499	$—	$—	$—	$4,499
Farmland	333	—	—	—	333
Single-family residential	79,952	185	10	104	80,251
Multi-family	5,304	—	—	—	5,304
Commercial	42,936	—	—	—	42,936
Total loans secured by real estate	133,024	185	10	104	133,323
Commercial and Industrial
Commercial and industrial	8,691	—	—	299	8,990
SBA guaranty	6,158	—	—	—	6,158
Comm SBA PPP	—	—	—	—	—
Total commercial and industrial loans	14,849	—	—	299	15,148
Consumer Loans
Consumer	1,521	—	—	—	1,521
Automobile	36,037	326	—	85	36,448
Total consumer loans	37,558	326	—	85	37,969

	$185,431	$511	$10	$488	$186,440

Loans on which the accrual of interest has been discontinued totaled $0.5 million at December 31, 2023 and 2022. The Bank recognizes interest income on non-accrual loans using a cash basis method for the time they are on non-accrual.  Interest income that was recognized on these non-accrual loans totaled $15,000 and $29,000 for the years ended December 31, 2023 and 2022, respectively. Loans past due 90 days or more and still accruing interest totaled

$0, and $10,000 at December 31, 2023 and 2022, respectively. Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Nonaccrual loans with specific reserves at December 31, 2023 are comprised of:

Consumer – One loan in the amount of $30,038 with $21,367 of specific reserve established for the loan.

Commercial and industrial – One loan in the amount of $299,453 with specific reserve of $179,453 established for the loan.

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

		Unpaid	Interest		Average
December 31, 2023	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	9	30	4	21	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	9	30	4	21	48
Commercial and Industrial
Commercial and industrial	120	299	—	179	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	120	299	—	179	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$129	$329	$4	$200	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	115	115	5	n/a	130
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	115	115	5	—	130
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	154	154	6	n/a	104
Total consumer loans	154	154	6	n/a	104
Total impaired loans with no specific reserve	$269	$269	$11	$—	$234

		Unpaid	Interest		Average
December 31, 2022	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	14	34	2	20	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	14	34	2	20	48
Commercial and Industrial
Commercial and industrial	240	299	19	59	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	240	299	19	59	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$254	$333	$21	$79	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	70	70	2	n/a	79
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	70	70	2	—	79
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	85	85	6	n/a	107
Total consumer loans	85	85	6	n/a	107
Total impaired loans with no specific reserve	$155	$155	$8	$—	$186

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful	December 31,
	lives	2023	2022

(dollars in thousands)

Land		$685	$685
Buildings	30-40 years	6,823	6,781
Equipment and fixtures	5-7 years	8,671	8,515
Construction in progress		25	71
Operating Lease Assets		210	366
		16,414	16,418
Accumulated depreciation		(13,368)	(13,141)
		$3,046	$3,277

Depreciation expense totaled $0.3 million for the years ended December 31, 2023 and 2022. Amortization of software totaled $0.1 million for the years ended December 31, 2023 and 2022.

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Bank leases its Severna Park and Linthicum branches. Minimum lease obligations under the Severna Park branch are $25,000 per year through September 2024. Minimum lease obligations under the Linthicum branch are $158,000 per year through December 2024, adjusted annually on a pre-determined basis. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Income from rent totaled $76,000 and $75,000 and rent expense totaled $198,000 and $188,000 for the years ended December 31, 2023 and 2022, respectively. The Bank uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised.

Future minimum payments of the Bank’s operating leases as of December 31, 2023 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2024	$193
2025	11
2026	9
2027	6
2028	—
Thereafter	—
Total	$219

Note 6. Federal Home Loan Bank, Short- and Long-term Borrowings

The Bank owned 12,171 shares of common stock of the FHLB at December 31, 2023. The Bank is required to maintain an investment of 0.07% of total assets with a dollar cap of $18.0 million, adjusted annually, plus 4.75% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 25% of the Bank’s total assets, or approximately $88.8 million at December 31, 2023. Short- and long-term advances totaled $20.0 million and $0, respectively, under this credit arrangement at December 31, 2023, and short- and long-term advances were both $0 at December 31, 2022. This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio. Average short-term borrowings approximated $5.2 million and $10.4 million for 2023 and 2022, respectively and the weighted average interest rate was 5.43% and 2.30%, respectively. Average long-term borrowings approximated $0 million and $6.2 million for 2023 and 2022, respectively.

At December 31, 2023 the Bank had available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million.

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

As of December 31, 2023 and 2022, the Company had $0 outstanding interest rate swaps designated as cash flow hedges. A $10.0 million interest rate swap that became effective in November 2017 was paid in full as of October 31, 2022, and two $5.0 million interest rate swaps that became effective in July 2018 and August 2018 were terminated early on October 31, 2022, with a gain of $206,000 recognized in noninterest income.

The cash flow hedges were determined to be fully effective during all periods presented.  As such, no ineffectiveness has been included in net income.  Total interest expense recorded on these swap transactions in the consolidated statements of income during the year ended December 31, 2023 and December 31, 2022 was $0 and $150,000, respectively.

Note 7. Deposits

The following table summarizes the major classifications of deposit balances as of the dates indicated:

	December 31,
	2023	2022

(dollars in thousands)
Noninterest-bearing deposits	$116,922	$143,262

Interest-bearing deposits:
Interest-bearing checking	28,571	40,086
Money Market	26,836	15,791
Savings	93,104	113,101
Time deposits, $100,000 or more	12,501	19,999
Time deposits below $100,000	22,133	30,708
Total interest- bearing deposits	183,145	219,685

Total Deposits	$300,067	$362,947

Interest expense on deposits for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

(dollars in thousands)
Interest-bearing checking	$10	$11
Money Market	76	12
Savings	89	59
Time deposits, $100,000 or more	162	183
Time deposits below $100,000	176	206
Total Interest Expense	$513	$471

The Bank recognized $0.2 million of fee income from deposits for the years ended December 31, 2023 and 2022.

At December 31, 2023, the scheduled maturities of time deposits are approximately as follows:

(dollars in thousands)	Amount
Maturing in:
2024	$22,577
2025	4,587
2026	3,514
2027	1,722
2028	1,995
2027 and thereafter	239
Total Time Deposits	$34,634

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $2.4 million and $2.1 million at December 31, 2023 and 2022, respectively.

The Bank had no brokered deposits at December 31, 2023 and 2022.

The aggregate amount of time deposit accounts that equal or exceed the $250,000 insured limit totaled $2.5 million and $5.1 million at December 31, 2023 and 2022, respectively.

Note 8. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2023 and 2022:

	2023	2022

(dollars in thousands)
Current income tax expense:
Federal	$128	$302
State	28	148
Total current tax expense	156	450
Deferred income tax expense:
Federal	(59)	(147)
State	(25)	(63)
Total deferred tax expense	(84)	(210)
Total Income tax expense	$72	$240

A reconciliation of income tax expense computed at the statutory rate of 21% at December 31, 2023 and December 31, 2022 to the actual income tax expense for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

(dollars in thousands)
Income tax expense at federal statutory rate	$315	$417
(Decrease) increase resulting from:
Tax-exempt income	(212)	(212)
Bank owned life insurance	(34)	(33)
State income taxes, net of Federal income tax benefit	3	68
Total income tax expense	$72	$240

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2023 and 2022 are as follows:

	2023	2022

(dollars in thousands)
Deferred income tax benefits:
Accrued deferred compensation	$89	$87
Allowance for credit losses	480	386
Accumulated depreciation	(12)	(18)
Accrued Liabilities	110	144
Reserve for unfunded commitments	130	131
Accounting standard 310-20	(151)	(145)
Right of use asset	(58)	(101)
Lease liability	58	101
Accumulated securities discount accretion	272	248
Net unrealized depreciation on investment securities available for sale	6,979	8,069
Net deferred income tax benefits	$7,897	$8,902

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future. At December 31, 2023 and 2022, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes. We file income tax returns in the US federal jurisdictions.  We are no longer subject to state or US federal income tax examinations by tax authorities for years ended before 2020.

Income tax expense was $0.07 million and $0.24 million at December 2023 and 2022, respectively.

Note 9. Pension and Profit Sharing Plans

The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.  Annual contributions, included in employee benefit expense, totaled $479,000 and $277,000 for the years ended December 31, 2023 and 2022, respectively.

Note 10. Other Benefit Plans

The Company is the owner and beneficiary of BOLI policies on certain current and former employees. Cash value totaled $8.7 million and $8.5 million at December 31, 2023 and 2022, respectively. Income on insurance investment totaled $0.2 million for years ended 2023 and 2022.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees.  Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 11. Other Noninterest Expenses

Other noninterest expenses include the following:

	Year Ended December 31,
	2023	2022
(dollars in thousands)
Loan related expenses	$164	$145
Other ATM expenses	34	41
Directors and other fees	277	266
Postage, delivery and courier expenses	83	81
Office supplies expenses	44	38
Credit report fees	21	24
Dues and subscription fees	94	112
Examination and assessment fees	47	51
Federal Reserve and correspondent bank services	28	27
Liability insurance	124	109
(Release) provision for unfunded commitments	(4)	107
Card services	111	114
NASDAQ registration	50	61
Investor services	23	41
Other	107	86

Total Other Noninterest Expense	$1,203	$1,303

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	December 31,
	2023	2022
(dollars in thousands)
Loan commitments:
Other mortgage loans	$8,952	$9,280

Unused lines of credit:
Home-equity lines	$10,817	$10,142
Commercial lines	12,862	10,717
Unsecured consumer lines	532	579

	$24,210	$21,438

Letters of credit:	$45	$45

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2023 and December 31, 2022, the Bank accrued $473,000 and $477,000, respectively, as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

Retained earnings from which dividends may not be paid without prior approval totaled approximately $21.2 million at December 31, 2023 and $20.7 million at December 31, 2022 based on the earnings restrictions and minimum capital ratio requirements noted below.

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

At December 31, 2023, shares of common stock reserved for issuance under the plan totaled 25,739.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend Reinvestment and Stock Purchase Plan

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2023 and 2022, shares of common stock purchased under the plan totaled 17,581 and 11,166, respectively. At December 31, 2023, shares of common stock reserved for issuance under the plan totaled 185,950.

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

At December 31, 2023, shares of common stock reserved for issuance under the plan totaled 183,348.

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

As of December 31, 2023 and 2022, the Bank was well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2023 and 2022, that the Bank met all capital adequacy requirements to which they were subject. The following table presents actual and required capital ratios as of December 31, 2023 and 2022 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2023 and December 31, 2022 based on the phase-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Management has determined that the Company’s risk-based capital ratios are not materiality different than the Bank’s and are not reflected in the table below.

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Common Equity Tier 1 Capital	$37,975	17.37%	$9,840	4.50%	$14,213	6.50%
Total Risk-Based Capital	$40,237	18.40%	$17,493	8.00%	$21,867	10.00%
Tier 1 Risk-Based Capital	$37,975	17.37%	$13,120	6.00%	$17,493	8.00%
Tier 1 Leverage	$37,975	10.76%	$14,113	4.00%	$17,641	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Common Equity Tier 1 Capital	$37,963	16.45%	$10,383	4.50%	$14,998	6.50%
Total Risk-Based Capital	$39,866	17.28%	$18,459	8.00%	$23,074	10.00%
Tier 1 Risk-Based Capital	$37,963	16.45%	$13,845	6.00%	$18,459	8.00%
Tier 1 Leverage	$37,963	9.53%	$15,938	4.00%	$19,922	5.00%

Note 14. Earnings Per Common Share

The calculation of net income per common share for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended
	December 31,
	2023	2022
Basic earnings per share:
Net income	$1,429,094	$1,745,182
Weighted average common shares outstanding	2,873,500	2,859,239
Basic net income per share	$0.50	$0.61

Diluted earnings per share calculations were not required for 2023 and 2022 as there were no options outstanding at December 31, 2023 and 2022.

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

The following table presents the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2023 and 2022. Items that are not financial instruments are not included.

	December 31, 2023		December 31, 2022
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$1,940	$1,940	$2,035	$2,035
Interest-bearing deposits in other financial institutions	12,189	12,189	22,680	22,680
Federal funds sold	1,112	1,112	5,377	5,377
Investment securities available for sale	139,427	139,427	144,133	144,133
Investments in restricted stock	1,217	1,217	221	221
Ground rents	130	130	131	131
Loans, less allowance for credit losses	174,150	161,802	184,278	177,254
Accrued interest receivable	1,192	1,192	1,159	1,159
Cash value of life insurance	8,657	8,657	8,493	8,493

Financial liabilities:
Deposits	300,067	252,707	362,947	299,773
Short-term borrowings	30,000	30,000	—	—
Accrued interest payable	366	366	9	9
Unrecognized financial instruments:
Commitments to extend credit	33,162	33,162	30,718	30,718
Standby letters of credit	45	45	45	45

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
December 31, 2023	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$15,241	$15,241	$15,241	—	$—
Loans receivable, net	174,150	161,802	—	—	161,802
Cash value of life insurance	8,657	8,657	—	8,657	—
Financial instruments - Liabilities
Deposits	300,067	252,707	33,118	219,589	—

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

Fair value measurements on a recurring and non-recurring basis at December 31, 2023 and 2022 are as follows:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
December 31, 2023
Recurring:
Securities available for sale
U.S. Treasury	$6,945	$—	$—	$6,945
State and Municipal	—	33,729	—	33,729
Mortgaged-backed	531	96,938	—	97,469
Corporate securities	—	1,284	—	1,284

Non-recurring:
Impaired loans	—	—	398	398
	$7,476	$131,951	$398	$139,825
December 31, 2022
Recurring:
Securities available for sale
U.S. Treasury
State and Municipal	—	$6,783	$—	$6,783
Mortgaged-backed	—	32,297	—	32,297
Corporate securities	—	103,728	—	103,728
Interest rate swap	—	1,325	—	1,325

Non-recurring:
Impaired loans	—	—	330	330
	$—	$144,133	$330	$144,463

Securities available for sale and interest rate swaps are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Bank determines such fair values from independent appraisals. Based on these appraisals, management has applied a specific valuation allowance allocation of $201,000 and $80,000 in 2023 and 2022, respectively, to the impaired loans, which management considers to be level 3 inputs.

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

Note 18. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

___________________________________________Balance Sheets________________________________________

December 31,	2023	2022

(dollars in thousands)
Assets

Cash	$88	$77
Investment in The Bank of Glen Burnie	19,227	15,975
Other assets	10	2

Total assets	$19,325	$16,054

Liabilities and Stockholders’ Equity

Stockholders’ equity:
Common stock	2,883	2,865
Surplus	10,964	10,862
Retained earnings	23,859	23,579
Accumulated other comprehensive loss, net of benefits	(18,381)	(21,252)
Total stockholders’ equity	19,325	16,054

Total liabilities and stockholders’ equity	$19,325	$16,054

__________________________________________Statements of Income___________________________________

Year Ended December 31,	2023	2022

(dollars in thousands)

Dividends and distributions from subsidiary	$1,210	$1,210
Other expenses	(205)	(243)
Income before income tax benefit and equity in undistributed net income of subsidiary	1,005	967
Income tax benefit	43	39
Change in undistributed equity of subsidiary	381	739

Net income	$1,429	$1,745

___________________________________Statements of Cash Flows_______________________________________

Year Ended December 31,	2023	2022

	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,429	$1,745
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	(8)	—
Change in undistributed equity of subsidiary	(381)	(739)

Net cash provided by operating activities	1,040	1,006

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	120	115
Dividends paid	(1,149)	(1,143)

Net cash used in financing activities	(1,029)	(1,028)

Increase (decrease) in cash	11	(22)

Cash, beginning of year	77	99

Cash, end of year	$88	$77

Note 19. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

__________________________________________2023__________________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,435	$3,350	$3,267	$3,285
Interest expense	544	398	153	107
Net interest income	2,891	2,952	3,114	3,178
Provision for credit losses	103	(92)	127	(42)
Net securities gains	—	—	—	—
Gain on swap contract termination	—	—	—	—
Income before income taxes	140	539	301	521
Net income	167	552	275	435
Net income per share (basic and diluted)	$0.06	$0.19	$0.10	$0.15

__________________________________________2022__________________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,458	$3,308	$3,030	$2,916
Interest expense	120	271	228	234
Net interest income	3,338	3,037	2,802	2,682
Provision for credit losses	66	39	(117)	(100)
Net securities gains	—	2	—	—
Gain on swap contract termination	206	—	—	—
Income before income taxes	994	395	345	251
Net income	830	375	309	231
Net income per share (basic and diluted)	$0.29	$0.13	$0.11	$0.08