Form 10-K/A
period 2023-12-31
GLEN BURNIE BANCORP
filed 2024-04-02
CIK 890066

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Auditor Name	Auditor Firm ID	Auditor Location
UHY LLP	1195	Salisbury, Maryland

The Registrant hereby amends Item 15(a)(3) of its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Commission on March 22, 2024. The purpose of the amendment is to correct Exhibit 23.1 of the Form 10-K.

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

GLEN BURNIE BANCORP

April 2, 2024	By:	/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer