Form 10-Q
period 2024-03-31
GLEN BURNIE BANCORP
filed 2024-05-13
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2024

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2024, was 2,893,648.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$9,091	$1,940
Interest-bearing deposits in other financial institutions	33,537	13,301
Cash and Cash Equivalents	42,628	15,241

Investment securities available for sale, at fair value	128,727	139,427
Restricted equity securities, at cost	246	1,217

Loans, net of deferred fees and costs	177,950	176,307
Less: Allowance for credit losses	(2,035)	(2,157)
Loans, net	175,915	174,150

Premises and equipment, net	2,928	3,046
Bank owned life insurance	8,700	8,657
Deferred tax assets, net	8,255	7,897
Accrued interest receivable	1,281	1,192
Accrued taxes receivable	363	121
Prepaid expenses	460	475
Other assets	367	390
Total Assets	$369,870	$351,813

LIABILITIES
Noninterest-bearing deposits	$115,167	$116,922
Interest-bearing deposits	194,064	183,145
Total Deposits	309,231	300,067

Short-term borrowings	40,000	30,000
Defined pension liability	327	324
Accrued expenses and other liabilities	2,183	2,097
Total Liabilities	351,741	332,488

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,887,467 and 2,882,627 shares as of March 31, 2024 and December 31, 2023, respectively.	2,887	2,883
Additional paid-in capital	10,989	10,964
Retained earnings	23,575	23,859
Accumulated other comprehensive loss	(19,322)	(18,381)
Total Stockholders' Equity	18,129	19,325

Total Liabilities and Stockholders' Equity	$369,870	$351,813

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans	$2,215	$2,087
Interest and dividends on securities	938	965
Interest on deposits with banks and federal funds sold	252	233
Total Interest Income	3,405	3,285

INTEREST EXPENSE
Interest on deposits	402	107
Interest on short-term borrowings	431	—
Total Interest Expense	833	107

Net Interest Income	2,572	3,178

Provision/(release) of credit loss allowance	169	(42)
Net interest income after credit loss provision/(release)	2,403	3,220

NONINTEREST INCOME
Service charges on deposit accounts	38	42
Other fees and commissions	148	164
Income on life insurance	43	39
Total Noninterest Income	229	245

NONINTEREST EXPENSE
Salary and benefits	1,618	1,698
Occupancy and equipment expenses	331	327
Legal, accounting and other professional fees	254	263
Data processing and item processing services	250	267
FDIC insurance costs	38	45
Advertising and marketing related expenses	23	22
Loan collection costs	5	1
Telephone costs	40	41
Other expenses	302	280
Total Noninterest Expenses	2,861	2,944

(Loss) income before income taxes	(229)	521

Income tax (benefit) expense	(232)	86

NET INCOME	$3	$435

Basic and diluted net income per share of common stock	$—	$0.15

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net income	$3	$435

Other comprehensive (loss) income:

Net unrealized (loss) income on securities available for sale:
Net unrealized (loss) income on securities during the period	(1,299)	2,763
Income tax benefit (expense) relating to item above	358	(760)
Net effect on other comprehensive (loss) income	(941)	2,003

Other comprehensive (loss) income	(941)	2,003

Comprehensive (loss) income	$(938)	$2,438

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2022	$2,865	$10,862	$23,579	$(21,252)	$16,054

Net income	—	—	435	—	435
Cash dividends, $0.10 per share	—	—	(287)	—	(287)
Dividends reinvested under
dividend reinvestment plan	4	26	—	—	30
Other comprehensive income	—	—	—	2,003	2,003

Balance, March 31, 2023	$2,869	$10,888	$23,727	$(19,249)	$18,235

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2023	$2,883	$10,964	$23,859	$(18,381)	$19,325

Net income	—	—	3	—	3
Cash dividends, $0.10 per share	—	—	(287)	—	(287)
Dividends reinvested under
dividend reinvestment plan	4	25	—	—	29
Other comprehensive loss	—	—	—	(941)	(941)

Balance, March 31, 2024	$2,887	$10,989	$23,575	$(19,322)	$18,129

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$3	$435
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion of premises and equipment	104	103
Amortization, and accretion of investment securities available for sale	43	37
Provision for (release of) credit losses	169	(42)
Increase in cash surrender value of bank owned life insurance	(43)	(39)
Decrease in ground rents	3	3
Increase in accrued interest receivable	(89)	(101)
Net (increase) decrease in other assets	(208)	58
Net increase (decrease) in accrued expenses and other liabilities	137	(224)
Net cash provided by operating activities	119	230

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	9,357	2,134
Net sale of Federal Home Loan Bank stock	971	30
Net (increase) decrease in loans	(1,933)	2,339
Purchases of premises and equipment	(34)	(43)

Net cash provided by investing activities	8,361	4,460

Cash flows from financing activities:
Net increase (decrease) in deposits	9,165	(19,933)
Increase in short term borrowings	10,000	—
Cash dividends paid	(287)	(287)
Common stock dividends reinvested	29	30

Net cash provided by (used in) financing activities	18,907	(20,190)

Net increase (decrease) in cash and cash equivalents	27,387	(15,500)

Cash and cash equivalents at beginning of period	15,241	30,092

Cash and cash equivalents at end of period	$42,628	$14,592

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$885	$99
Net income taxes paid	—	245
Net (increase) decrease in unrealized depreciation on available for sale securities	(1,299)	2,763

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2024 and December 31, 2023, the results of operations for the three- month periods ended March 31, 2024 and 2023, and the statements of cash flows for the three-month periods ended March 31, 2024 and 2023. The operating results for the three-month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or any future interim period. The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024. The unaudited consolidated financial statements for March 31, 2024 and 2023, the consolidated balance sheet at December 31, 2023, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023. There have not been any significant changes in the Company's significant accounting policies.

Allowance for Credit Losses – Loans Receivable

The Company applies ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), such that the allowance calculation is based on the current expected credit loss (“CECL”) methodology. The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable that a loss event was incurred.

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

Allowance for Credit Losses – Available-for-Sale Debt Securities

The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2023 and March 31, 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $34.6 million on March 31, 2024. The reserve for unfunded commitments is recognized as a liability (accrued expenses and other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

Reclassifications

Certain items in the fiscal year 2023 consolidated financial statements have been reclassified to conform to the fiscal year 2024 classifications. The reclassifications had no effect on previously reported results of operations or retained earnings.

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

	Three Months Ended
	March 31,
	2024	2023
Basic and diluted earnings per share:
Net income	$3,158	$435,021
Weighted average common shares outstanding	2,885,552	2,867,082
Basic and dilutive net income per share	$0.00	$0.15

Diluted earnings per share calculations were not required for the three-month periods ended March 31, 2024 and 2023, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at March 31, 2024 or December 31, 2023. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company had no held-to-maturity securities at March 31, 2024 or December 31, 2023.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at March 31, 2024 and December 31, 2023:

	At March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$15,560	$21	$(2,416)	$13,165
Agency mortgage-backed securities	49,963	—	(6,253)	43,710
Municipal securities	42,965	1	(9,851)	33,115
U.S. Government agency securities	45,398	—	(7,953)	37,445
Corporate Securities	1,500	—	(208)	1,292

Total securities available for sale	$155,386	$22	$(26,681)	$128,727

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$15,962	$8	$(2,309)	$13,661
Agency mortgage-backed securities	51,930	—	(5,816)	46,114
Municipal securities	42,990	4	(9,265)	33,729
U.S. Government agency securities	45,406	—	(7,712)	37,694
Corporate Securities	1,500	—	(216)	1,284
U.S. Treasury securities	6,999	—	(54)	6,945

Total securities available for sale	$164,787	$12	$(25,372)	$139,427

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023 are as follows:

March 31, 2024	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$132	$—	$11,531	$(2,416)	$11,663	$(2,416)
Agency mortgage-backed securities	79	—	43,631	(6,253)	43,710	(6,253)
Municipal securities	1,185	(35)	30,518	(9,816)	31,703	(9,851)
U.S. Government agency securities	—	—	37,445	(7,953)	37,445	(7,953)
Corporate Securities	—	—	1,292	(208)	1,292	(208)
U.S. Treasury securities	—	—	—	—	—	—
	$1,396	$(35)	$124,417	$(26,646)	$125,813	$(26,681)

December 31, 2023	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$492	$(1)	$11,927	$(2,308)	$12,419	$(2,309)
Agency mortgage-backed securities	5	—	46,109	(5,816)	46,114	(5,816)
Municipal securities	2,978	(39)	28,667	(9,226)	31,645	(9,265)
U.S. Government agency securities	220	(1)	37,474	(7,711)	37,694	(7,712)
Corporate Securities	—	—	1,284	(216)	1,284	(216)
U.S. Treasury securities	—	—	6,944	(54)	6,944	(54)
	$3,695	$(41)	$132,405	$(25,331)	$136,100	$(25,372)

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of March 31, 2024. As of March 31, 2024, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At March 31, 2024, the Company recorded unrealized losses in its portfolio of debt securities totaling $26.7 million related to 252 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

At December 31, 2023, the Company recorded unrealized losses in its portfolio of debt securities totaling $25.4 million related to 256 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

Shown below are contractual maturities of debt securities at March 31, 2024. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2024

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$15,027	$14,928	2.54%
Over one to five years	6,094	5,538	1.57%
Over five to ten years	33,179	29,391	2.17%
Over ten years	101,086	78,870	2.39%
Total debt securities	$155,386	$128,727

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	March 31,		December 31,
	2024		2023
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$6,106	4	$4,636	3
Farmland	322	—	325	—
Single-family residential	86,068	48	86,887	50
Multi-family	5,130	3	5,165	3
Commercial	39,084	22	39,217	22
Total loans secured by real estate	136,710		136,230
Commercial and Industrial
Commercial and industrial	13,282	8	10,850	6
SBA guaranty	5,872	3	5,924	3
Total commercial and industrial loans	19,154		16,774
Consumer Loans
Consumer	2,399	1	2,039	1
Automobile	19,687	11	21,264	12
Total consumer loans	22,086		23,303

Loans, net of deferred fees and costs	177,950	100	176,307	100
Less: Allowance for credit losses	(2,035)		(2,157)
Loans, net	$175,915		$174,150

The Bank’s net loans totaled $175.9 million on March 31, 2024, compared to $174.2 million on December 31, 2023, an increase of $1.8 million, or 1.01%. Construction and land loans increased from $4.6 million on December 31, 2023, to $6.1 million on March 31, 2024, an increase of $1.5 million, or 31.71%. Farmland loans were $0.3 million at March 31, 2024 and December 31, 2023. Single-family residential loans decreased from $86.9 million on December 31, 2023, to $86.1 million on March 31, 2024, a decrease of $0.8 million, or 0.94%. Multi-family residential loans were $5.1 million on March 31, 2024, and $5.2 on December 31, 2023, a decrease of $0.1 million, or 0.68%. Commercial real estate loans decreased $0.1 million, or 0.34%, to $39.1 million at March 31, 2024, compared to $39.2 million on December 31, 2023. Commercial and industrial loans increased by $2.4 million, or 22.41%, to $13.3 million on March 31, 2024, compared to $10.9 million on December 31, 2023. SBA guaranty loans were $5.9 million on March 31, 2024 and December 31, 2023. Consumer loans increased by $0.4 million, or 17.66% to $2.4 million on March 31, 2024, compared to $2.0 million on December 31, 2023. Automobile loans decreased from $21.3 million on December 31, 2023, to $19.7 million on March 31, 2024, a decrease of $1.6 million or 7.42%.

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

The Company applies ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”) for estimating credit losses. The CECL model requires the immediate recognition of expected credit losses over the contractual term for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects the Company’s estimates of the allowance for credit losses for our loan portfolio and the reserve for our off-balance sheet credit exposures related to loan commitments. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance, based on all available information from internal and external sources, relevant to assessing the collectability of loans over their contractual terms, adjusted for expected prepayments when appropriate, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations are performed for each class of loans and take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral securing the loans and current economic conditions and trends that may affect the borrowers’ ability to pay. For example, delinquencies in unsecured loans and indirect automobile installment loans will be reserved for at significantly higher ratios than loans secured by real estate. Finally, the Company considers forecasts about future economic conditions or changes in collateral values that are reasonable and supportable. Based on that analysis, the Bank deems its allowance for credit losses in proportion to the total nonaccrual loans and past due loans to be sufficient.

Transactions in the allowance for credit losses for the three months ended March 31, 2024 and the year ended December 31, 2023 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
March 31, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157
Charge-offs	—	—	—	—	(299)	—	—	(13)	(2)	(314)
Recoveries	—	—	—	—	—	—	—	—	23	23
(Release) provision for credit losses	6	(1)	15	(1)	305	(145)	—	20	(30)	169

Balance, end of quarter	$37	$17	$1,305	$95	$196	$159	$21	$37	$168	$2,035

Individually evaluated for impairment:
Balance in allowance	$—	$—	$21	$—	$—	$—	$—	$—	$—	$21
Related loan balance	—	—	35	—	—	141	—	—	—	176

Collectively evaluated for impairment:
Balance in allowance	$37	$17	$1,284	$95	$196	$159	$21	$37	$168	$2,014
Related loan balance	6,106	322	86,033	5,130	39,084	13,141	5,872	2,399	19,687	177,774

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$44	$20	$1,230	$103	$221	$174	$22	$23	$325	$2,162
Charge-offs	—	—	—	—	—	—	—	(79)	(124)	(203)
Recoveries	—	—	—	—	—	—	—	1	101	102
(Release) provision for credit losses	(13)	(2)	60	(7)	(31)	130	(1)	85	(125)	96

Balance, end of the year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157

Individually evaluated for impairment:
Balance in allowance	$—	$—	$21	$—	$—	$179	$—	$—	$—	$200
Related loan balance	—	—	30	—	—	299	—	—	—	329

Collectively evaluated for impairment:
Balance in allowance	$31	$18	$1,269	$96	$190	$125	$21	$30	$177	$1,957
Related loan balance	4,636	325	86,857	5,165	39,217	10,551	5,924	2,039	21,264	175,978

	March 31,	March 31,
(dollars in thousands)	2024	2023
Average loans	$175,914	$184,787
Net charge offs to average loans (annualized)	0.66%	(0.09)%

During the three-month period ended March 31, 2024, loans to 6 borrowers and related entities totaling approximately $314,000 were determined to be uncollectible and were charged off. During the three-month period ended March 31, 2023, loans to 3 borrowers and related entities totaling approximately $8,000 were determined to be uncollectible and were charged off.

The following table provides current period gross charge-offs by the year of origination for each period shown:

	Gross Charge-offs
March 31, 2024	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial and Industrial Loans
Commercial and industrial	$—	$—	$—	$299	$—	$—	$—	$299

Consumer Loans
Consumer	—	—	13	—	—	—	—	13
Automobile	—	—	—	—	—	2	—	2

Total gross charge-offs this period	$—	$—	$13	$299	$—	$2	$—	$314

	Gross Charge-offs
December 31, 2023	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Consumer Loans
Consumer	$—	$—	$—	$—	$—	$79	$—	$79
Automobile	—	—	47	43	27	7	—	124

Total gross charge-offs this period	$—	$—	$47	$43	$27	$86	$—	$203

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

As of March 31, 2024 and 2023, the Bank had outstanding commitments totaling $34.6 million. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended
	Ended March 31,
(dollars in thousands)	2024	2023
Beginning balance	$473	$477
Reduction of unfunded reserve	(15)	—
Provisions charged to operations	39	5

Ending balance	$497	$482

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first three months of 2024.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At March 31, 2024			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$6,106	$—	$—	$—	$6,106
Farmland	322	—	—	—	322
Single-family residential	85,290	639	—	139	86,068
Multi-family	5,130	—	—	—	5,130
Commercial	38,943	—	—	141	39,084
Total loans secured by real estate	135,791	639	—	280	136,710
Commercial and Industrial
Commercial and industrial	13,282	—	—	—	13,282
SBA guaranty	5,872	—	—	—	5,872
Total commercial and industrial loans	19,154	—	—	—	19,154
Consumer Loans
Consumer	2,399	—	—	—	2,399
Automobile	19,308	288	—	91	19,687
Total consumer loans	21,707	288	—	91	22,086

	$176,652	$927	$—	$371	$177,950

At December 31, 2023			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,636	$—	$—	$—	$4,636
Farmland	325	—	—	—	325
Single-family residential	86,233	509	—	145	86,887
Multi-family	5,165	—	—	—	5,165
Commercial	39,217	—	—	—	39,217
Total loans secured by real estate	135,576	509	—	145	136,230
Commercial and Industrial
Commercial and industrial	10,551	—	—	299	10,850
SBA guaranty	5,924	—	—	—	5,924
Total commercial and industrial loans	16,475	—	—	299	16,774
Consumer Loans
Consumer	1,981	58	—	—	2,039
Automobile	20,794	387	—	83	21,264
Total consumer loans	22,775	445	—	83	23,303

	$174,826	$954	$—	$527	$176,307

The balances in the above tables have not been reduced by the allowance for credit losses. For the period ended March 31, 2024, the allowance for credit loss is $2.0 million. For the period ended December 31, 2023, the allowance for credit loss is $2.2 million.

Non-accrual loans with specific reserves at March 31, 2024 are comprised of:

Single–family residential – One loan to one borrower that totaled $29,000 with specific reserves of $21,000 established for the loan. This was a restructured loan to a borrower with financial difficulty.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2024 and December 31, 2023.

March 31, 2024		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	8	29	1	21	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	8	29	1	21	48
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$8	$29	$1	$21	$48

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	110	110	1	n/a	123
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	110	110	1	—	123
Commercial and Industrial
Commercial and industrial	141	141	1	n/a	141
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	141	141	1	—	141
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	136	136	2	n/a	103
Total consumer loans	136	136	2	n/a	103
Total impaired loans with no specific reserve	$387	$387	$4	$—	$367

December 31, 2023		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	9	30	4	21	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	9	30	4	21	48
Commercial and Industrial
Commercial and industrial	120	299	—	179	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	120	299	—	179	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$129	$329	$4	$200	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	115	115	5	n/a	130
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	115	115	5	—	130
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	154	154	6	n/a	104
Total consumer loans	154	154	6	n/a	104
Total impaired loans with no specific reserve	$269	$269	$11	$—	$234

	March 31,	December 31,
(dollars in thousands)	2024	2023

Restructured loans to borrowers with financial difficulty	$29	$30
Non-accrual and 90+ days past due and still accruing loans to average loans	0.21%	0.25%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	549.1%	409.3%

At March 31, 2024, there was one restructured loan to a borrower with financial difficulty consisting of a single-family residential loan in the amount of $29,000. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the three months ended March 31, 2024 and 2023.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans		Consumer Loans
	Single-family		Commercial
(dollars in thousands)	Residential	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2022	$104	$—	$299	$—	$—	$85	$488
Transfers into nonaccrual	187	—	—	—	—	3	190
Loans paid down/payoffs	(191)	—	—	—	—	(11)	(202)
Loans returned to accrual status	—	—	—	—	—	—	—
Loans charged off	—	—	(3)	—	—	(5)	(8)

March 31, 2023	$100	$—	$296	$—	$—	$72	$468

December 31, 2023	$145	$—	$299	$—	$—	$83	$527
Transfers into nonaccrual	—	141	—	—	—	17	158
Loans paid down/payoffs	(6)	—	—	—	—	(7)	(13)
Loans returned to accrual status	—	—	—	—	—	—	—
Loans charged off	—	—	(299)	—	—	(2)	(301)

March 31, 2024	$139	$141	$—	$—	$—	$91	$371

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt at March 31, 2024 and December 31, 2023. All such properties are initially recorded at a lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and the expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

7 (Doubtful) - A doubtful credit has all the weaknesses inherent in a substandard asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.  Doubtful classification for an entire credit should be avoided when collection of a specific portion appears highly probable with the adequately secured portion graded Substandard.  The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on March 31, 2024, and December 31, 2023:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
March 31, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$6,106	$322	$85,929	$5,130	$39,084	$13,142	$5,872	$2,399	$19,551	$177,534
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	139	—	—	141	—	—	136	416
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$6,106	$322	$86,068	$5,130	$39,084	$13,282	$5,872	$2,399	$19,687	$177,950

Nonaccrual	$—	$—	$139	$—	$141	$—	$—	$—	$91	$371
Restructured loans to borrowers with financial difficulty	$—	$—	$29	$—	$—	$—	$—	$—	$—	$29
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$29	$—	$—	$—	$—	$—	$—	$29
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,636	$325	$86,742	$5,165	$39,217	$10,551	$5,924	$2,039	$21,110	$175,709
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	145	—	—	299	—	—	154	598
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$4,636	$325	$86,887	$5,165	$39,217	$10,850	$5,924	$2,039	$21,264	$176,307

Nonaccrual	$—	$—	$145	$—	$—	$299	$—	$—	$83	$527
Restructured loans to borrowers with financial difficulty	$—	$—	$30	$—	$—	$—	$—	$—	$—	$30
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$30	$—	$—	$—	$—	$—	$—	$30
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

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

Loans. Impaired loans totaled $416,000 with $21,000 of specific reserves as of March 31, 2024. These assets included single-family residential, commercial and industrial, and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly relies on appraisals from independent appraisers. We obtain an appraisal of properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
March 31, 2024
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$13,165	$—	$13,165
Agency mortgage-backed securities	525	43,185	—	43,710
Municipal securities	—	33,115	—	33,115
Corporate securities	—	1,292	—	1,292
U.S. Government agency securities	—	37,445	—	37,445

Non-recurring:
Impaired loans	—	—	395	395
	$525	$128,202	$395	$129,122
December 31, 2023
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$13,661	$—	$13,661
Agency mortgage-backed securities	531	45,583	—	46,114
Municipal securities	—	33,729	—	33,729
Corporate securities	—	1,284	—	1,284
U.S. Government agency securities	—	37,694	—	37,694
U.S. Treasury securities	6,945	—	—	6,945

Non-recurring:
Impaired loans	—	—	398	398
	$7,476	$131,951	$398	$139,825

The estimated fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023 are summarized in the following table. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$9,091	$9,091	$1,940	$1,940
Interest-bearing deposits in other financial institutions	33,305	33,305	12,189	12,189
Federal funds sold	232	232	1,112	1,112
Investment securities available for sale	128,727	128,727	139,427	139,427
Investments in restricted stock	246	246	1,217	1,217
Ground rents	127	127	130	130
Loans, less allowance for credit losses	175,915	164,874	174,150	161,802
Accrued interest receivable	1,281	1,281	1,192	1,192
Cash value of life insurance	8,700	8,700	8,657	8,657

Financial liabilities:
Deposits	309,231	246,601	300,067	252,707
Short-term borrowings	40,000	40,000	30,000	30,000
Accrued interest payable	586	586	366	366
Unrecognized financial instruments:
Commitments to extend credit	34,569	34,569	33,162	33,162
Standby letters of credit	45	45	45	45

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
March 31, 2024	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$42,628	$42,628	$42,628	$—	$—
Loans receivable, net	175,915	164,874	—	—	164,874
Cash value of life insurance	8,700	8,700	—	8,700	—
Financial instruments - Liabilities
Deposits	309,231	246,601	30,363	216,238	—
Short-term debt	40,000	40,000	—	40,000	—

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") with required effective dates. The following accounting pronouncements should be read in conjunction with "Critical Accounting Policies" of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2023 Form 10-K.

ASU No. 2023-01. Leases (Topic 842), “Common Control Arrangements.” The ASU is an amendment to Topic 842. The amendments in this Update clarify the accounting for leasehold improvements associated with common control leases. This Update has been issued in order to address current diversity in practice associated with the accounting for leasehold improvements associated with a lease between entities under common control. The amendments in this Update apply to all lessees that are a party to a lease between entities under common control in which there are leasehold improvements. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2023. The Company adopted this guidance in the first quarter of 2024. The Company has no leases which are subject to this guidance and therefore the impact of adopting the new guidance did not have an impact upon the Company’s financial position and results of operations.

ASU No. 2023-02. Investments-Equity Method and Joint Ventures (Topic 323), “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2023 and the Company adopted the guidance in the first quarter of 2024. The Company currently has no investments which are subject to this guidance and therefore the impact of adopting the new guidance did not have an impact upon the Company’s financial position and results of operations.

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

ASU No. 2023-07. “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-04”). This update requires public entities with reportable segments to provide additional and more detailed disclosures. This standard is effective for annual periods beginning after December 15, 2023. The Company adopted the guidance in the first quarter of 2024 but does not meet the requirements for reporting segment information and, as such, the adoption did not have an impact on its consolidated financial statements.

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

ASU No. 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”) clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods. We do not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.

ASU No. 2024-02 “Codification Improvements” (“ASU 2024-02”) amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025. We do not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. Net income for the three-month periods ended March 31, 2024 and 2023, totaled $3,000 and $435,000, respectively. The decrease was primarily due to the $726,000 increase in interest expense and the $211,000 increase in provision for credit loss that were only partially offset by a $120,000 increase in interest income and a $318,000 decrease in tax expense.

The increase in interest expense on deposits was driven by the higher rate and balances in money market deposits. The increase in interest on borrowings was driven by a $40.0 million increase in short-term borrowings due to the elevated level of deposit runoff in 2023. The higher interest expense was partially offset by the $128,000 increase in loan interest income and resulted in a decrease in net interest income of $606,000 for the three-months ended March 31, 2024 versus the same period last year.

Total interest income increased $120,000 to $3.4 million for the three-month period ended March 31, 2024, as compared to the same period in 2023. This resulted primarily from a 0.48% increase in the yield on loans that more than offset the $8.9 million, or 4.80% decline in average total loan balances.

Total assets increased to $369.9 million on March 31, 2024, an increase of $18.1 million from December 31, 2023. Cash and cash equivalents increased by $27.4 million or 179.69%, during the first three months of 2024. The Bank’s loan portfolio increased by $1.8 million or 1.01% and investment securities available for sale declined by $10.7 million or 7.67% over the same period. The Company’s allowance for credit losses was $2.04 million as of March 31, 2024, compared to $2.16 million at December 31, 2023, a decrease of $122,000 or 5.66%. Total deposits increased $9.2 million, or 3.05%, during the first three months of 2024 and short-term borrowings increased by $10.0 million or 33.33%. Shareholder’s equity was $18.1 million on March 31, 2024, a $1.2 million or 6.19% decrease, as compared to $19.3 million on December 31, 2023. The decrease was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $19.3 million on March 31, 2024, compared to $18.4 million at December 31, 2023. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets were 18.30% on March 31, 2024, as compared to 18.40% on December 31, 2023.

Return on average assets for the three-month period ended March 31, 2024, was 0.00% compared to 0.47% for the three-month period ended March 31, 2023. Lower net income partially offset by a lower average asset balance primarily drove the lower return on average assets for the three-month period ended March 31, 2024, when compared to the same period in 2023. Return on average equity for the three-month period ended March 31, 2024, was 0.06% compared to 9.9% for the three-month period ended March 31, 2023. Lower net income and a higher average equity balance primarily drove the lower return on average equity for the three-month period ended March 31, 2024, compared to the same periods in 2023.

The book value per share of Bancorp’s common stock was $6.28 on March 31, 2024, as compared to $6.36 per share on March 31, 2023. The decrease primarily resulted from the unrealized losses on the Company’s available for sale securities and the higher level of interest rates in 2024.

At March 31, 2024, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s tier 1 risk-based capital ratio was 17.14% at March 31, 2024, compared to 17.37% at December 31, 2023.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the Federal Reserve Bank, the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended March 31, 2024, was $3,000, or $0.00 per basic and diluted common share compared to $435,000, or $0.15 per basic and diluted common share for the same period of 2023. The results for the three-month period ended March 31, 2024, were lower than the same period of 2023 resulting primarily from a $431,000 increase in interest expense on short-term borrowings, a $295,000 increase in interest expense on deposits and a $211,000 increase in the provision for credit losses on loans, partially offset by an increase of $128,000 in loan interest income and fees and a $318,000 decrease in the provision for income taxes. The Company’s need to defend its deposit base as well as grow interest-earning asset balances necessitated a strategic change in direction.

Net Interest Income. The Company’s net interest income for the three-month period ended March 31, 2024 was $2.6 million, as compared to $3.2 million for the same period in 2023, a decrease of $606,000, or 19.07%. The decrease in net interest income was primarily due to the $726,000 increase in interest expense related to higher balances and rates on money market deposits and short-term borrowings partially offset by higher interest income.

Total interest income for the first quarter of 2024 increased $120,000, or 3.65% when compared to the same period in 2023, from $3.3 million in 2023 to $3.4 million in 2024. The primary driver of the increase was a $128,000, or 6.13%, increase in interest and fees on loans due to higher rates and $19,000 increase in interest on deposits with banks and federal funds that were partially offset by a $27,000 decrease in interest and dividends on investment securities due to maturities subsequent to the first quarter of 2023.

Interest expense for the first quarter of 2024 increased $726,000 from $107,000 for the same period in 2023 to $833,000, an increase of 678.50%. The increase was attributable to higher balances and rates on money market deposits and short-term borrowings.

Net interest margin for the three-month period ended March 31, 2024 was 2.86% compared to 3.41% for the three-month period ended March 31, 2023, a decrease of 0.55%. The decrease in the net interest margin is due to increases in average deposit costs and short-term borrowing costs, partially offset by increases in yields on investment securities, loans, and interest-bearing deposits at the Federal Reserve Bank. Loan yields increased from 4.58% to 5.06% between the two periods while the cost of interest-bearing liabilities increased from 0.20% to 1.51% between the two periods.

The average balance of interest-earning assets decreased $16.3 million while the yield increased by 0.26% to 3.78% from 3.52%, when comparing the three-month periods ending March 31, 2024, and 2023, respectively. The average balance of interest-bearing funds increased $8.1 million. The average balance of noninterest-bearing funds decreased $24.4 million, and the cost of funds increased 0.87%, to 0.99% from 0.12% when comparing the three-month periods ending March 31, 2024, and 2023, respectively.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31,
	2024			2023
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$21,609	$236	4.39%	$20,698	$215	4.22%
Investment securities available for sale	163,618	938	2.29	172,519	979	2.27
Restricted equity securities	818	16	8.08	216	4	7.67
Total interest-bearing deposits/investments	186,045	1,190	2.56	193,433	1,198	2.48

Loans Secured by Real Estate
Construction and land	5,285	69	5.23	4,389	39	3.61
Farmland	323	4	5.06	332	4	5.05
Single-family residential	86,444	1,015	4.69	80,170	869	4.34
Multi-family	5,143	62	4.86	4,828	65	5.42
Commercial	39,015	586	6.04	43,487	591	5.51
Total loans secured by real estate	136,210	1,736	5.13	133,206	1,568	4.77
Commercial and Industrial
Commercial and industrial	11,041	139	5.07	9,828	102	4.21
SBA guaranty	5,859	123	8.45	6,071	115	7.67
Total commercial and industrial loans	16,900	262	6.24	15,899	217	5.53
Consumer Loans
Consumer	2,499	8	1.21	1,611	8	2.05
Automobile	20,305	209	4.12	34,070	294	3.46
Total consumer loans	22,804	217	3.82	35,681	302	3.43
Total loans	175,914	2,215	5.06	184,786	2,087	4.58
Total interest-earning assets	361,959	3,405	3.78	378,219	3,285	3.52

Cash	2,139			2,067
Allowance for credit losses	(2,148)			(2,106)
Market valuation	(26,365)			(28,103)
Other assets	23,292			22,878
Total non-earning assets	(3,082)			(5,264)
Total assets	$358,877			$372,955

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$119,404	22	0.07%	$149,765	24	0.07%
Money market	37,143	306	3.32	16,300	2	0.05
Certificates of deposit	33,146	74	0.89	47,211	81	0.71
Total interest-bearing deposits	189,693	402	0.85	213,276	107	0.20

Borrowed Funds:
Bank Term Funding Program	20,000	271	5.46	—	—	—
FHLB advances	11,667	160	5.51
Total borrowed funds	31,667	431	5.48	2	—	—
Total interest-bearing liabilities	221,360	833	1.51	213,278	107	0.20

Non-interest-bearing deposits	116,165			140,585
Total cost of funds	337,525	833	0.99	353,863	107	0.12

Other liabilities and accrued expenses	2,228			1,965
Total liabilities	339,753			355,828

Stockholder's equity	19,124			17,127
Total liabilities and equity	$358,877			$372,955
Net interest income		$2,572			$3,178
Yield on earning assets			3.78%			3.52%
Cost of interest-bearing liabilities			1.51%			0.20%
Net interest spread			2.27%			3.32%
Net interest margin			2.86%			3.41%

Provision for Credit Losses on Loans.  The Company recognized a provision of $169,000 compared to a $42,000 release for the three-month period ended March 31, 2024, and 2023, respectively.  The increase for the three-month period ended March 31, 2024, when compared to the three-month period ended March 31, 2023, primarily reflects a $5.8 million decrease in the reservable balance of the loan portfolio and a $334,000 increase in net charge offs.  As a result, the allowance for credit loss on loans was $2.04 million on March 31, 2024, representing 1.14% of total loans, compared to $2.16 million, or 1.17% of total loans on March 31, 2023.

Noninterest Income. Noninterest income decreased to $229,000 for the three-month period ended March 31, 2024, from $245,000 for the corresponding period in 2023, a decrease of $16,000, or 6.53%. The decrease was primarily due to decreases in other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended March 31, 2024 and 2023 were $2.86 million and $2.94 million, respectively, a decrease of $83,000, or 2.82%.  The decrease was driven by a year-over-year decrease of $80,000 in salary and employee benefits attributable to decreases in group insurance costs and bonus pension/expense.

Income Taxes. During the three-month period ended March 31, 2024, the Company recorded an income tax benefit of $232,000 compared to an expense of $86,000 for the same period in 2023, a $318,000, or 369.77% decrease. The resulting effective tax rate was 101.31% for the first quarter of 2024 compared to an effective tax rate of 16.51% for the first quarter of 2023. The current year’s income tax benefit includes forecasted tax benefit of $145,000 for the current period and $87,000 associated with amended Maryland tax returns for tax years 2022 and 2021. The current period benefit is the result of pre-tax income containing a lower proportion of taxable income compared to the prior year period.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the first quarter of 2024, the comprehensive loss, net of tax, totaled $0.9 million compared to income in the amount of $2.4 million for the same period in 2023. The decrease in comprehensive income was due to an increase in unrealized losses on securities for the period ended March 31, 2024 compared to a decrease in unrealized losses on securities for the comparable prior year period.

FINANCIAL CONDITION

General. The Company’s assets increased to $369.9 million at March 31, 2024 from $351.8 million at December 31, 2023, an increase of $18.1 million or 5.13%, primarily due to a $27.4 million increase in cash and cash equivalents, a $10.7 million decrease in investment securities available for sale, and a $1.8 million increase in loans, net. Cash and cash equivalents as of March 31, 2024, totaled $42.6 million, an increase of $27.4 million, or 179.69% from $15.2 million on December 31, 2023. Investment securities available for sale as of March 31, 2024, totaled $128.7 million, a decrease of $10.7 million, or 7.67% from $139.4 million on December 31, 2023. Loans, net totaled $175.9 million at March 31, 2024, an increase of $1.8 million or 1.01%, from $174.2 million at December 31, 2023. The increase was primarily attributable to increases in construction and commercial and industrial loans partially offset by decreases in automobile and single-family residential loans.

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

At March 31, 2024, impaired loans totaled $0.4 million, net of specific reserves. Included in the impaired loans total was $0.4 million in loans classified as nonaccrual loans. At March 31, 2024, impaired loans included restructured loans to borrowers with financial difficulty totaling $29,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans	$371	$527
TDR loans excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	-	-

Total nonperforming loans	371	527

Total nonperforming assets	$371	$527

Nonperforming assets to total assets	0.10%	0.15%

Deposits as of March 31, 2024, totaled $309.2 million, an increase of $9.1 million, or 3.05%, from $300.1 million on December 31, 2023. Demand deposits as of March 31, 2024 totaled $115.2 million, a decrease of $1.8 million, or 1.50% from $116.9 million at December 31, 2023. Interest-bearing checking accounts as of March 31, 2024 totaled $26.0 million, a decrease of $2.6 million, or 9.07% from $28.6 million at December 31, 2023. Savings accounts as of March 31, 2024 totaled $89.7 million, a decrease of $3.4 million, or 3.63%, from $93.1 million at December 31, 2023. Money market accounts as of March 31, 2024 totaled $46.7 million, an increase of $19.8 million, or 73.95%, from $26.8 million at December 31, 2023. Time deposits under $100,000 totaled $19.9 million on March 31, 2024, a $2.2 million or a 10.08% decrease from $22.1 million at December 31, 2023. Time deposits over $100,000 totaled $11.8 million on March 31, 2024, a $0.7 million, or 5.81% decrease from $12.5 million at December 31, 2023.

Deposits on March 31, 2024, and December 31, 2023, were as follows:

	March 31, 2024		December 31, 2023		2024 vs 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$115,167	37.3%	$116,922	39.0%	$(1,755)	(1.50)%

Interest-bearing deposits:
Checking	25,979	8.4%	28,571	9.5%	(2,592)	(9.07)%
Savings	89,728	29.0%	93,104	31.0%	(3,376)	(3.63)%
Money market	46,681	15.1%	26,836	9.0%	19,845	73.95%
Total interest-bearing checking, savings and money market deposits	162,388	52.5%	148,511	49.5%	13,877	9.34%

Time deposits of $250,000 or less	29,167	9.4%	32,133	10.7%	(2,966)	(9.23)%
Time deposits of more than $250,000	2,509	0.8%	2,501	0.8%	8	0.32%
Total time deposits	31,676	10.2%	34,634	11.5%	(2,958)	(8.54)%

Total interest-bearing deposits	194,064	62.7%	183,145	61.0%	10,919	5.96%

Total Deposits	$309,231	100.0%	$300,067	100.0%	$9,164	3.05%

Lease Commitments. For leases where the Bank is the lessee, operating leases are included in premises and equipment, net, and accrued expenses and other liabilities on the Consolidated Balance Sheet. The Bank currently does not have any finance leases.

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or to terminate when the Company is reasonably certain that the option will be exercised.

Future minimum payments of the Bank’s operating leases as of March 31, 2024 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2024	$151
2025	49
2026	9
2027	6
2028	—
Thereafter	—
Total	$215

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

For the three months ended March 31, 2024, the Bank accrued $69,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

MARKET RISK AND INTEREST RATE SENSITIVITY

Our primary market risk is interest rate fluctuation. Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on liabilities. Our interest rate risk represents the level of exposure we have to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Investment Committee (“IC”) oversees our management of interest rate risk. The objective of the management of interest rate risk is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs, and protect the Company from any adverse material financial consequences associated with changes in interest rate risk.

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

At March 31, 2024, the simulation analysis indicated that the Bank is in an asset sensitive position. Management strives to optimize the level of higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

The foregoing analysis assumes that the Company’s assets and liabilities move with rates at their earliest repricing opportunities based on final maturity, while considering optionality such as call features, where applicable. Certificates of deposit and IRA accounts are presumed to be repriced at maturity. NOW savings accounts are assumed to be repriced within three-months although it is the Company’s experience that such accounts may be less sensitive to changes in market rates.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2024	(13)%	(6)%	6%	12%
March 31, 2023	(9)%	(4)%	0%	0%

As shown above, measures of net interest income at risk were more favorable in up-rate scenarios and less favorable in down-rate scenarios on March 31, 2024 than on March 31, 2023 over a 12-month modeling period. These measures remained within prescribed policy limits in the up and down interest rate scenarios.

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2024.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total

	(dollars in thousands)
Assets:
Repricing asset balances	$89,119	$33,175	$101,222	$146,354	$369,870

Liabilities and Stockholders' Equity
Repricing liability and equity balances	$18,510	$28,652	$74,103	$248,605	$369,870

GAP	$70,609	$4,523	$27,119	$(102,251)
Cumulative GAP	$70,609	$75,132	$102,251	$-
Cumulative GAP as a % of total assets	19.09%	20.31%	27.65%	0.00%

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(20)%	(10)%	(10)%	(20)%
March 31, 2024	(9)%	(2)%	1%	1%
March 31, 2023	6%	4%	(7)%	(15)%

Inasmuch as a large portion of the Company’s deposits are non-interest bearing, in an increasing interest rate environment the Company’s interest income increases at a proportionally greater rate than its total interest expense, thereby resulting in higher net interest income. Conversely, in a declining interest rate environment the decreases in the Company’s interest income will be greater than decreases in its already low interest expense, thereby resulting in lower net interest income. In a rising interest rate environment, the Company is positioned to generate more economic value of equity as asset values rise faster than funding sources because the liabilities reprice much slower than our assets, especially considering our interest-earning assets are much greater than our interest-bearing liabilities. Conversely, the Company’s economic value of equity declines in a falling interest rate environment as the majority of our liabilities have a longer duration than the Company’s assets and cannot continue to decrease much from their current low levels. Thus, the economic value of equity declines.

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2024, totaled $42.6 million, an increase of $27.4 million, or 179.69% from $15.2 million at December 31, 2023.

As of March 31, 2024, the Bank was permitted to draw on an $88.0 million line of credit from the FHLB of Atlanta. Short-term borrowings under the line totaled $0 and $20.0 million at March 31, 2024 and December 31, 2023, respectively. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. As of March 31, 2024, the Bank had $40.0 million in outstanding short-term borrowings from the Federal Reserve Bank (“FRB”) under the Bank Term Funding Program (“BTFP”). At December 31, 2023, there was $10.0 million in short-term borrowings from the FRB. Borrowings under the line are secured by investment securities. As of March 31, 2024, no further advances are available under the BTFP as that program has been terminated by the FRB. The Bank also has an unused line of credit through the Federal Reserve Discount Window that is limited to the amount of qualifying collateral pledged, which at March 31, 2024, totaled $0.

In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, of which $0 was outstanding as of March 31, 2024.

The Company’s stockholders’ equity decreased $1.2 million, or 6.19% during the three-month period ended March 31, 2024. The decrease was primarily due to an increase in the after-tax net unrealized holding loss on securities available for sale in the amount of $0.9 million and the $287,000 in dividends paid in the quarter ended March 31, 2024.

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

The regulations impose several sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. In addition, there are requirements to maintain a capital conservation buffer which raised the minimum required common equity Tier 1 capital ratio to 7.00%, the Tier 1 capital ratio to 8.50% and the total capital ratio to 10.50%. At March 31, 2024, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.43%, a Tier 1 risk-based capital ratio of 17.14%, a common equity Tier 1 risk-based capital ratio of 17.14%, and a total risk-based capital ratio of 18.30%. The Company’s capital amounts and ratios at March 31, 2024 and December 31, 2023 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,359	17.14%	$9,810	4.50%	$14,170	6.50%
Total capital	$39,891	18.30%	$17,440	8.00%	$21,799	10.00%
Tier 1 capital	$37,359	17.14%	$13,080	6.00%	$17,440	8.00%
Tier 1 leverage	$37,359	10.43%	$14,329	4.00%	$17,911	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,975	17.37%	$9,840	4.50%	$14,213	6.50%
Total capital	$40,237	18.40%	$17,493	8.00%	$21,867	10.00%
Tier 1 capital	$37,975	17.37%	$13,120	6.00%	$17,493	8.00%
Tier 1 leverage	$37,975	10.76%	$14,113	4.00%	$17,641	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

Allowance for Credit Losses. The allowance for credit losses (“ACL”) consists of the allowance for credit losses and the reserve for unfunded commitments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”). The ASC, as amended, is intended to provide financial statement users with more decision useful information about the expected credit losses on financial instruments that are not accounted for at fair value through nt income.

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

GLEN BURNIE BANCORP
(Registrant)

Date: May 13, 2024	By:	/s/ Mark C. Hanna
Mark C. Hanna
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer