Form 10-Q
period 2024-06-30
GLEN BURNIE BANCORP
filed 2024-08-12
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2024, was 2,900,681.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$1,804	$1,940
Interest-bearing deposits in other financial institutions	14,982	13,301
Cash and Cash Equivalents	16,786	15,241

Investment securities available for sale, at fair value	117,180	139,427
Restricted equity securities, at cost	246	1,217

Loans, net of deferred fees and costs	201,500	176,307
Less: Allowance for credit losses	(2,625)	(2,157)
Loans, net	198,875	174,150

Premises and equipment, net	2,833	3,046
Bank owned life insurance	8,744	8,657
Deferred tax assets, net	8,329	7,897
Accrued interest receivable	1,358	1,192
Accrued taxes receivable	552	121
Prepaid expenses	355	475
Other assets	458	390
Total Assets	$355,716	$351,813

LIABILITIES
Noninterest-bearing deposits	$109,631	$116,922
Interest-bearing deposits	196,235	183,145
Total Deposits	305,866	300,067

Short-term borrowings	30,000	30,000
Defined pension liability	328	324
Accrued expenses and other liabilities	2,051	2,097
Total Liabilities	338,245	332,488

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,893,648 and 2,882,627 shares as of June 30, 2024 and December 31, 2023, respectively.	2,894	2,883
Additional paid-in capital	11,014	10,964
Retained earnings	23,081	23,859
Accumulated other comprehensive loss	(19,518)	(18,381)
Total Stockholders' Equity	17,471	19,325

Total Liabilities and Stockholders' Equity	$355,716	$351,813

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$2,525	$2,135	$4,740	$4,223
Interest and dividends on securities	854	999	1,791	1,964
Interest on deposits with banks and federal funds sold	514	133	767	365
Total Interest Income	3,893	3,267	7,298	6,552

INTEREST EXPENSE
Interest on deposits	584	115	986	222
Interest on short-term borrowings	523	38	955	38
Total Interest Expense	1,107	153	1,941	260

Net Interest Income	2,786	3,114	5,357	6,292

Provision of credit loss allowance	526	127	694	85
Net interest income after credit loss provision	2,260	2,987	4,663	6,207

NONINTEREST INCOME
Service charges on deposit accounts	35	38	73	80
Other fees and commissions	162	161	311	326
Income on life insurance	44	40	87	79
Total Noninterest Income	241	239	471	485

NONINTEREST EXPENSE
Salary and benefits	1,601	1,701	3,219	3,398
Occupancy and equipment expenses	338	299	669	627
Legal, accounting and other professional fees	248	235	502	498
Data processing and item processing services	243	281	492	549
FDIC insurance costs	40	37	78	82
Advertising and marketing related expenses	25	23	48	45
Loan collection costs	—	2	6	3
Telephone costs	29	34	69	75
Other expenses	370	313	672	593
Total Noninterest Expenses	2,894	2,925	5,755	5,870

(Loss) income before income taxes	(393)	301	(621)	822

Income tax (benefit) expense	(189)	25	(420)	112

NET (LOSS) INCOME	$(204)	$276	$(201)	$710

Basic and diluted net (loss) income per share of common stock	$(0.07)	$0.10	$(0.07)	$0.25

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net (loss) income	$(204)	$276	$(201)	$710

Other comprehensive (loss) income:

Net unrealized (loss) income on securities available for sale:
Net unrealized (loss) income on securities during the period	(269)	(1,372)	(1,568)	1,392
Income tax benefit (expense) relating to item above	73	378	431	(384)
Net effect on other comprehensive (loss) income	(196)	(994)	(1,137)	1,008

Other comprehensive (loss) income	(196)	(994)	(1,137)	1,008

Comprehensive (loss) income	$(400)	$(718)	$(1,338)	$1,718

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2022	$2,865	$10,862	$23,579	$(21,252)	$16,054

Net income	—	—	710	—	710
Cash dividends, $0.20 per share	—	—	(573)	—	(573)
Dividends reinvested under
dividend reinvestment plan	8	52	—	—	60
Other comprehensive income	—	—	—	1,008	1,008

Balance, June 30, 2023	$2,873	$10,914	$23,716	$(20,244)	$17,259

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance, December 31, 2023	$2,883	$10,964	$23,859	$(18,381)	$19,325

Net loss	—	—	(201)	—	(201)
Cash dividends, $0.20 per share	—	—	(577)	—	(577)
Dividends reinvested under
dividend reinvestment plan	11	50	—	—	61
Other comprehensive loss	—	—	—	(1,137)	(1,137)

Balance, June 30, 2024	$2,894	$11,014	$23,081	$(19,518)	$17,471

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(201)	$710
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion of premises and equipment	150	216
Amortization, and accretion of investment securities available for sale	81	71
Provision for credit losses	694	85
Increase in cash surrender value of bank owned life insurance	(87)	(79)
Decrease in ground rents	3	3
(Increase) decrease in accrued interest receivable	(167)	20
Net (increase) decrease in other assets	(238)	76
Net increase (decrease) in accrued expenses and other liabilities	24	(251)
Net cash provided by operating activities	259	851

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	20,598	4,381
Net sale (purchase) of Federal Home Loan Bank stock	971	(182)
Net (increase) decrease in loans	(25,420)	5,864
Purchase of investment securities available for sale	—	(9,747)
Purchases of premises and equipment	(147)	(275)

Net cash (used in) / provided by investing activities	(3,998)	41

Cash flows from financing activities:
Net increase (decrease) in deposits	5,800	(33,723)
Increase in short term borrowings	—	15,000
Cash dividends paid	(577)	(573)
Common stock dividends reinvested	61	60

Net cash provided by / (used in) financing activities	5,284	(19,236)

Net increase (decrease) in cash and cash equivalents	1,545	(18,344)

Cash and cash equivalents at beginning of period	15,241	30,092

Cash and cash equivalents at end of period	$16,786	$11,748

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,983	$224
Net income taxes paid	—	330
Net (increase) decrease in unrealized depreciation on available for sale securities	(1,568)	1,392

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2024 and December 31, 2023, the results of operations for the three- and six-month periods ended June 30, 2024 and 2023, and the statements of cash flows for the six-month periods ended June 30, 2024 and 2023. The operating results for the three- and six-month periods ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or any future interim period. The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024. The unaudited consolidated financial statements for June 30, 2024 and 2023, the consolidated balance sheet at December 31, 2023, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Allowance for Credit Losses – Available for Sale Debt Securities

The impairment model for available for sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2023 and June 30, 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $39.6 million on June 30, 2024. The reserve for unfunded commitments is recognized as a liability (accrued expenses and other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic and diluted earnings per share:
Net (loss) income	$(204,480)	$275,360	$(201,322)	$710,381
Weighted average common shares outstanding	2,891,203	2,871,026	2,888,378	2,873,129
Basic and dilutive net income per share	$(0.07)	$0.10	$(0.07)	$0.25

Diluted earnings per share calculations were not required for the three- and six-month periods ended June 30, 2024 and 2023, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at June 30, 2024 or December 31, 2023. Available for sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company had no held-to-maturity securities at June 30, 2024 or December 31, 2023.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at June 30, 2024 and December 31, 2023:

	At June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$15,163	$23	$(2,456)	$12,730
Agency mortgage-backed securities	48,124	—	(6,244)	41,880
Municipal securities	42,939	1	(10,089)	32,851
U.S. Government agency securities	36,383	—	(7,964)	28,419
Corporate Securities	1,500	—	(200)	1,300

Total securities available for sale	$144,109	$24	$(26,953)	$117,180

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$15,962	$8	$(2,309)	$13,661
Agency mortgage-backed securities	51,930	—	(5,816)	46,114
Municipal securities	42,990	4	(9,265)	33,729
U.S. Government agency securities	45,406	—	(7,712)	37,694
Corporate Securities	1,500	—	(216)	1,284
U.S. Treasury securities	6,999	—	(54)	6,945

Total securities available for sale	$164,787	$12	$(25,372)	$139,427

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023 are as follows:

June 30, 2024	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$—	$—	$11,025	$(2,456)	$11,025	$(2,456)
Agency mortgage-backed securities	79	—	41,801	(6,244)	41,880	(6,244)
Municipal securities	778	(2)	30,718	(10,087)	31,496	(10,089)
U.S. Government agency securities	—	—	28,418	(7,964)	28,418	(7,964)
Corporate Securities	—	—	1,300	(200)	1,300	(200)
U.S. Treasury securities	—	—	—	—	—	—
	$857	$(2)	$113,262	$(26,951)	$114,119	$(26,953)

December 31, 2023	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$492	$(1)	$11,927	$(2,308)	$12,419	$(2,309)
Agency mortgage-backed securities	5	—	46,109	(5,816)	46,114	(5,816)
Municipal securities	2,978	(39)	28,667	(9,226)	31,645	(9,265)
U.S. Government agency securities	220	(1)	37,474	(7,711)	37,694	(7,712)
Corporate Securities	—	—	1,284	(216)	1,284	(216)
U.S. Treasury securities	—	—	6,944	(54)	6,944	(54)
	$3,695	$(41)	$132,405	$(25,331)	$136,100	$(25,372)

The Company does not believe that the available for sale debt securities that were in an unrealized loss position have any credit loss impairment as of June 30, 2024. As of June 30, 2024, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available for sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At June 30, 2024, the Company recorded unrealized losses in its portfolio of debt securities totaling $27.0 million related to 248 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

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

Shown below are contractual maturities of debt securities at June 30, 2024. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2024

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$6,018	$5,964	2.67%
Over one to five years	6,103	5,582	1.74%
Over five to ten years	32,126	28,348	2.14%
Over ten years	99,862	77,286	2.38%
Total debt securities	$144,109	$117,180

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30,		December 31,
	2024		2023
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$6,272	3	$4,636	3
Farmland	320	—	325	—
Single-family residential	102,739	51	86,887	50
Multi-family	5,095	3	5,165	3
Commercial	42,866	21	39,217	22
Total loans secured by real estate	157,292		136,230
Commercial and Industrial
Commercial and industrial	15,748	8	10,850	6
SBA guaranty	5,816	3	5,924	3
Total commercial and industrial loans	21,564		16,774
Consumer Loans
Consumer	2,782	1	2,039	1
Automobile	19,862	10	21,264	12
Total consumer loans	22,644		23,303

Loans, net of deferred fees and costs	201,500	100	176,307	100
Less: Allowance for credit losses	(2,625)		(2,157)
Loans, net	$198,875		$174,150

The Bank’s net loans totaled $198.9 million on June 30, 2024, compared to $174.2 million on December 31, 2023, an increase of $24.7 million, or 14.20%. Construction and land loans increased from $4.6 million on December 31, 2023, to $6.3 million on June 30, 2024, an increase of $1.6 million, or 35.29%. Farmland loans were $0.3 million at June 30, 2024 and December 31, 2023. Single-family residential loans increased from $86.9 million on December 31, 2023, to $102.7 million on June 30, 2024, an increase of $15.9 million, or 18.24%. Multi-family residential loans were $5.1 million on June 30, 2024, and $5.2 on December 31, 2023, a decrease of $0.1 million, or 1.36%. Commercial real estate loans increased $3.6 million, or 9.30%, to $42.9 million at June 30, 2024, compared to $39.2 million on December 31, 2023. Commercial and industrial loans increased by $4.9 million, or 45.14%, to $15.7 million on June 30, 2024, compared to $10.9 million on December 31, 2023. SBA guaranty loans were $5.8 million on June 30, 2024 and $5.9 million on December 31, 2023, a decrease of $0.1 million or 1.82%. Consumer loans increased by $0.7 million, or 36.44% to $2.8 million on June 30, 2024, compared to $2.0 million on December 31, 2023. Automobile loans decreased from $21.3 million on December 31, 2023, to $19.9 million on June 30, 2024, a decrease of $1.4 million or 6.59%.

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

Transactions in the allowance for credit losses for the six months ended June 30, 2024 and the year ended December 31, 2023 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
June 30, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157
Charge-offs	—	—	—	—	—	(299)	—	(12)	(16)	(327)
Recoveries	—	—	—	—	—	—	—	54	47	101
(Release) provision for credit losses	(6)	(1)	258	135	132	234	10	(29)	(39)	694

Balance, end of quarter	$25	$17	$1,548	$231	$322	$239	$31	$43	$169	$2,625

Individually evaluated for impairment:
Balance in allowance	$—	$—	$21	$—	$—	$—	$—	$—	$—	$21
Related loan balance	—	—	36	—	—	132	—	—	—	168

Collectively evaluated for impairment:
Balance in allowance	$25	$17	$1,527	$231	$322	$239	$31	$43	$169	$2,604
Related loan balance	6,272	320	102,703	5,095	42,866	15,616	5,816	2,782	19,862	201,332

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$44	$20	$1,230	$103	$221	$174	$22	$23	$325	$2,162
Charge-offs	—	—	—	—	—	—	—	(79)	(124)	(203)
Recoveries	—	—	—	—	—	—	—	1	101	102
(Release) provision for credit losses	(13)	(2)	60	(7)	(31)	130	(1)	85	(125)	96

Balance, end of the year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157

Individually evaluated for impairment:
Balance in allowance	$—	$—	$21	$—	$—	$179	$—	$—	$—	$200
Related loan balance	—	—	30	—	—	299	—	—	—	329

Collectively evaluated for impairment:
Balance in allowance	$31	$18	$1,269	$96	$190	$125	$21	$30	$177	$1,957
Related loan balance	4,636	325	86,857	5,165	39,217	10,551	5,924	2,039	21,264	175,978

	June 30,	June 30,
(dollars in thousands)	2024	2023
Average loans	$181,282	$183,240
Net charge offs to average loans (annualized)	0.25%	0.03%

During the six-month period ended June 30, 2024, loans to 7 borrowers and related entities totaling approximately $327,000 were determined to be uncollectible and were charged off. During the six-month period ended June 30, 2023, loans to 5 borrowers and related entities totaling approximately $88,000 were determined to be uncollectible and were charged off.

The following table provides current period gross charge-offs by the year of origination for each period shown:

	Gross Charge-offs
June 30, 2024	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial and Industrial Loans
Commercial and industrial	$—	$—	$—	$299	$—	$—	$—	$299

Consumer Loans
Consumer	—	—	12	—	—	—	—	12
Automobile	—	—	—	—	—	16	—	16

Total gross charge-offs this period	$—	$—	$12	$299	$—	$16	$—	$327

	Gross Charge-offs
December 31, 2023	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Consumer Loans
Consumer	$—	$—	$—	$—	$—	$79	$—	$79
Automobile	—	—	47	43	27	7	—	124

Total gross charge-offs this period	$—	$—	$47	$43	$27	$86	$—	$203

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

As of June 30, 2024 and 2023, the Bank had outstanding commitments totaling $39.6 million. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended
	Ended June 30,
(dollars in thousands)	2024	2023
Beginning balance	$473	$477
Reduction of unfunded reserve	(88)	(4)
Provisions charged to operations	186	23

Ending balance	$571	$496

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first six months of 2024.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2024			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$6,272	$—	$—	$—	$6,272
Farmland	320	—	—	—	320
Single-family residential	102,580	53	—	106	102,739
Multi-family	5,095	—	—	—	5,095
Commercial	42,734	—	—	132	42,866
Total loans secured by real estate	157,001	53	—	238	157,292
Commercial and Industrial
Commercial and industrial	15,748	—	—	—	15,748
SBA guaranty	5,344	472	—	—	5,816
Total commercial and industrial loans	21,092	472	—	—	21,564
Consumer Loans
Consumer	2,782	—	—	—	2,782
Automobile	19,509	274	—	79	19,862
Total consumer loans	22,291	274	—	79	22,644

	$200,384	$799	$—	$317	$201,500

At December 31, 2023			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,636	$—	$—	$—	$4,636
Farmland	325	—	—	—	325
Single-family residential	86,233	509	—	145	86,887
Multi-family	5,165	—	—	—	5,165
Commercial	39,217	—	—	—	39,217
Total loans secured by real estate	135,576	509	—	145	136,230
Commercial and Industrial
Commercial and industrial	10,551	—	—	299	10,850
SBA guaranty	5,924	—	—	—	5,924
Total commercial and industrial loans	16,475	—	—	299	16,774
Consumer Loans
Consumer	1,981	58	—	—	2,039
Automobile	20,794	387	—	83	21,264
Total consumer loans	22,775	445	—	83	23,303

	$174,826	$954	$—	$527	$176,307

The balances in the above tables have not been reduced by the allowance for credit losses. For the period ended June 30, 2024, the allowance for credit loss is $2.6 million. For the period ended December 31, 2023, the allowance for credit loss is $2.2 million.

Non-accrual loans with specific reserves at June 30, 2024 are comprised of:

Single–family residential – One loan to one borrower that totaled $28,000 with specific reserves of $21,000 established for the loan. This was a restructured loan to a borrower with financial difficulty.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2024 and December 31, 2023.

June 30, 2024		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	7	28	2	21	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	7	28	2	21	48
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$7	$28	$2	$21	$48

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	78	78	3	n/a	91
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	78	78	3	—	91
Commercial and Industrial
Commercial and industrial	132	132	5	n/a	139
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	132	132	5	—	139
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	117	117	3	n/a	149
Total consumer loans	117	117	3	n/a	149
Total impaired loans with no specific reserve	$327	$327	$11	$—	$379

December 31, 2023		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	9	30	4	21	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	9	30	4	21	48
Commercial and Industrial
Commercial and industrial	120	299	—	179	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	120	299	—	179	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$129	$329	$4	$200	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	115	115	5	n/a	130
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	115	115	5	—	130
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	154	154	6	n/a	104
Total consumer loans	154	154	6	n/a	104
Total impaired loans with no specific reserve	$269	$269	$11	$—	$234

	June 30,	December 31,
(dollars in thousands)	2024	2023

Restructured loans to borrowers with financial difficulty	$28	$30
Non-accrual and 90+ days past due and still accruing loans to average loans	0.17%	0.29%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	827.1%	409.3%

At June 30, 2024, there was one restructured loan to a borrower with financial difficulty consisting of a single-family residential loan in the amount of $28,000. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the three months ended June 30, 2024 and 2023.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans		Consumer Loans
	Single-family		Commercial
(dollars in thousands)	Residential	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2022	$104	$—	$299	$—	$—	$85	$488
Transfers into nonaccrual	307	—	—	—	—	3	310
Loans paid down/payoffs	(195)	—	—	—	—	(19)	(214)
Loans returned to accrual status	—	—	—	—	—	—	—
Loans charged off	—	—	(3)	—	—	(5)	(8)

June 30, 2023	$216	$—	$296	$—	$—	$64	$576

December 31, 2023	$145	$—	$299	$—	$—	$83	$527
Transfers into nonaccrual	—	140	—	—	—	18	158
Loans paid down/payoffs	(39)	(8)	—	—	—	(19)	(66)
Loans returned to accrual status	—	—	—	—	—	(1)	(1)
Loans charged off	—	—	(299)	—	—	(2)	(301)

June 30, 2024	$106	$132	$—	$—	$—	$79	$317

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt at June 30, 2024 and December 31, 2023. All such properties are initially recorded at a lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and the expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on June 30, 2024, and December 31, 2023:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
June 30, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$6,272	$320	$102,633	$5,095	$42,866	$15,616	$5,816	$2,782	$19,745	$201,145
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	106	—	—	132	—	—	117	355
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$6,272	$320	$102,739	$5,095	$42,866	$15,748	$5,816	$2,782	$19,862	$201,500

Nonaccrual	$—	$—	$106	$—	$132	$—	$—	$—	$79	$317
Restructured loans to borrowers with financial difficulty	$—	$—	$28	$—	$—	$—	$—	$—	$—	$28
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$28	$—	$—	$—	$—	$—	$—	$28
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,636	$325	$86,742	$5,165	$39,217	$10,551	$5,924	$2,039	$21,110	$175,709
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	145	—	—	299	—	—	154	598
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$4,636	$325	$86,887	$5,165	$39,217	$10,850	$5,924	$2,039	$21,264	$176,307

Nonaccrual	$—	$—	$145	$—	$—	$299	$—	$—	$83	$527
Restructured loans to borrowers with financial difficulty	$—	$—	$30	$—	$—	$—	$—	$—	$—	$30
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$30	$—	$—	$—	$—	$—	$—	$30
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

NOTE 6 – FAIR VALUE

ASC Topic 820 provides a framework for measuring and disclosing fair value under GAAP. ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or a nonrecurring basis (for example, impaired loans).

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available for Sale and Interest Rate Swaps. Investment securities available for sale and interest rate swap contracts are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities, and interest rate swap contracts. Securities classified as Level 3 include asset-backed securities in illiquid markets.

The Bank may be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.

Loans. Impaired loans totaled $355,000 with $21,000 of specific reserves as of June 30, 2024. These assets included single-family residential, commercial and industrial, and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly relies on appraisals from independent appraisers. We obtain an appraisal of properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
June 30, 2024
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$12,730	$—	$12,730
Agency mortgage-backed securities	525	41,355	—	41,880
Municipal securities	—	32,851	—	32,851
Corporate securities	—	1,300	—	1,300
U.S. Government agency securities	—	28,419	—	28,419

Non-recurring:
Impaired loans	—	—	334	334
	$525	$116,655	$334	$117,514
December 31, 2023
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$13,661	$—	$13,661
Agency mortgage-backed securities	531	45,583	—	46,114
Municipal securities	—	33,729	—	33,729
Corporate securities	—	1,284	—	1,284
U.S. Government agency securities	—	37,694	—	37,694
U.S. Treasury securities	6,945	—	—	6,945

Non-recurring:
Impaired loans	—	—	398	398
	$7,476	$131,951	$398	$139,825

The estimated fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023 are summarized in the following table. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2024		December 31, 2023
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$1,804	$1,804	$1,940	$1,940
Interest-bearing deposits in other financial institutions	13,909	13,909	12,189	12,189
Federal funds sold	1,073	1,073	1,112	1,112
Investment securities available for sale	117,180	117,180	139,427	139,427
Investments in restricted stock	246	246	1,217	1,217
Ground rents	127	127	130	130
Loans, less allowance for credit losses	198,875	185,127	174,150	161,802
Accrued interest receivable	1,358	1,358	1,192	1,192
Cash value of life insurance	8,744	8,744	8,657	8,657

Financial liabilities:
Deposits	305,866	255,197	300,067	252,707
Short-term borrowings	30,000	30,074	30,000	30,000
Accrued interest payable	583	583	366	366
Unrecognized financial instruments:
Commitments to extend credit	39,303	39,303	33,162	33,162
Standby letters of credit	255	255	45	45

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
June 30, 2024	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$16,786	$16,786	$16,786	$—	$—
Loans receivable, net	198,875	185,127	—	—	185,127
Cash value of life insurance	8,744	8,744	—	8,744	—
Financial instruments - Liabilities
Deposits	305,866	255,197	26,740	228,457	—
Short-term debt	30,000	30,074	—	30,074	—

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Company reported a net loss of $201,000 for the six-month period ended June 30, 2024 compared to net income of $710,000 for the same period in 2023. The decrease was primarily due to the $917,000 increase in interest expense on short-term borrowings, a $764,000 increase in interest expense on deposits and a $609,000 increase in the provision for credit losses on loans, partially offset by an increase of $517,000 in loan interest income and fees, a $402,000 increase in interest on deposits with banks and a $532,000 decrease in the provision for income taxes. The increase in interest expense on deposits was driven by the higher rate and balances in money market deposits. The increase in interest on borrowings was driven by an increase in short-term borrowings due to the elevated level of deposit runoff in 2023. The higher interest expense was partially offset by the increase in loan interest income due to higher yields on loans for the first half of 2024 and resulted in a decrease in net interest income of $935,000 for the six-months ended June 30, 2024, versus the same period last year. Total interest income increased $746,000 to $7.3 million for the six-month period ended June 30, 2024, as compared to the same period in 2023. This resulted primarily from a 0.61% increase in the yield on loans that more than offset the $2.0 million, or 1.07% decline in average total loan balances.

Total assets increased to $355.7 million on June 30, 2024, an increase of $3.9 million from December 31, 2023. Cash and cash equivalents increased by $1.5 million or 10.14%, during the first six months of 2024. The Bank’s loan portfolio increased by $24.7 million or 14.20% and investment securities available for sale declined by $22.2 million or 15.96% over the same period. The Company’s allowance for credit losses was $2.63 million as of June 30, 2024, compared to $2.16 million at December 31, 2023, an increase of $468,000 or 21.70%. Total deposits increased $5.8 million, or 1.93%, during the first six months of 2024 and short-term borrowings were unchanged at $30.0 million on June 30, 2024 and at year end 2023. Shareholder’s equity was $17.5 million on June 30, 2024, a $1.9 million or 9.59% decrease, as compared to $19.3 million on December 31, 2023. The decrease was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $19.5 million on June 30, 2024, compared to $18.4 million at December 31, 2023. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets were 16.84% on June 30, 2024, as compared to 18.40% on December 31, 2023.

Return on average assets for the three- and six-month periods ended June 30, 2024, was (0.22)% and (0.11)% compared to 0.31% and 0.39% for the three- and six-month periods ended June 30, 2023, respectively. The current period net loss and a higher average asset balance primarily drove the lower return on average assets for the three-month periods ended June 30, 2024, when compared to the same period in 2023. Return on average equity for the three-month period ended June 30, 2024, was (4.72)% compared to 5.88% for the three-month period ended June 30, 2023. The current period net loss and a lower average equity balance primarily drove the lower return on average equity for the three-month period ended June 30, 2024, compared to the same periods in 2023.

The book value per share of Bancorp’s common stock was $6.04 on June 30, 2024, as compared to $6.01 per share on June 30, 2023. The increase primarily resulted from the lower unrealized losses on the Company’s available for sale securities of $19.5 million at June 30, 2024 compared to $20.2 million at June 30, 2023.

At June 30, 2024, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s tier 1 risk-based capital ratio was 15.59% at June 30, 2024, compared to 17.37% at December 31, 2023.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the Federal Reserve Bank, the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net loss attributable to common stockholders for the three-month period ended June 30, 2024, was $204,000, or $0.07 per basic and diluted common share compared to net income of $276,000, or $0.10 per basic and diluted common share for the same period of 2023. The results for the three-month period ended June 30, 2024, were lower than the same period of 2023 resulting primarily from a $485,000, or 1,276.32%, increase in interest expense on short-term borrowings, a $469,000, or 407.83%, increase in interest expense on deposits and a $399,000, or 314.17%, increase in the provision for credit losses on loans, partially offset by an increase of $390,000, or 18.27%, in loan interest income and fees, a $381,000, or 286.47%, increase in interest on deposits with banks and a $214,000, or 856.00%, decrease in the provision for income taxes. The Company’s need to defend its deposit base as well as grow interest-earning asset balances necessitated a strategic change in direction.

Net loss attributable to common stockholders for the six-month period ended June 30, 2024, was $201,000, or $0.07 per basic and diluted common share compared to net income of $710,000, or $0.25 per basic and diluted common share for the same period of 2023. The results recorded for the six-month period ended June 30, 2024, were lower than the same period of 2023 resulting primarily from a $917,000, or 2,413.16%, increase in interest expense on short-term borrowings, a $764,000, or 344.14%, increase in interest expense on deposits and a $609,000, or 716.47%, increase in the provision for credit losses on loans, partially offset by an increase of $517,000, or 12.24%, in loan interest income and fees, a $402,000, or 110.14%, increase in interest on deposits with banks and a $532,000, or 475.00%, decrease in the provision for income taxes.

Net Interest Income. The Company’s net interest income for the three-month period ended June 30, 2024 was $2.8 million, as compared to $3.1 million for the same period in 2023, a decrease of $328,000, or 10.53%. The decrease in net interest income was primarily due to the $954,000, or 623.53%, increase in the cost of interest-bearing deposits and borrowings driven by a $26.6 million, or 12.81%, increase in the average balance of interest-bearing funds and a $19.1 million, or 14.50%, decrease in the average balance of noninterest-bearing deposits. The higher expenses were partially offset by a $626,000, or 19.16%, increase in total interest income due to a $7.4 million, or 2.02%, increase in the average balance of interest earning assets.

Net interest income for the six-month period ended June 30, 2024, totaled $5.4 million, a decrease of $935,000, or 14.86%, from the six-month period ended June 30, 2023. The decrease in net interest income was due to a $1.7 million, or 646.54%, increase in the cost of interest-bearing deposits and borrowings driven by a $17.3 million, or 8.23%, increase in the average balance of interest-bearing funds and a $21.7 million, or 15.98%, decrease in the average balance of noninterest-bearing deposits. The higher expenses were partially offset by a $746,000, or 11.38%, increase in total interest income due to a 0.44% increase in the yield of interest earning assets.

Total interest income for the second quarter of 2024 increased $626,000, or 19.16% when compared to the same period in 2023, from $3.3 million in 2023 to $3.9 million in 2024. The primary driver of the increase was a $390,000, or 18.27%, increase in interest and fees on loans due to higher rates and $381,000, or 286.47%, increase in interest on deposits with banks and federal funds that were partially offset by a $145,000, or 14.51%, decrease in interest and dividends on investment securities due to maturities subsequent to the first quarter of 2023.

Total interest income increased $746,000 for the six-month period ended June 30, 2024, when compared to the same period in 2023 from $6.6 million in 2023 to $7.3 million, an increase of 11.38%. The primary driver of the increase was an increase of $517,000, or 12.24% increase in interest and fees on loans due to higher rates and $402,000, or 110.14%, increase in interest on deposits with banks and federal funds that were partially offset by a $173,000, or 8.81%, decrease in interest and dividends on investment securities due to maturities.

Interest expense for the second quarter of 2024 increased $954,000 from $153,000 for the same period in 2023 to $1,107,000, an increase of 623.53%. The increase was attributable to higher balances and rates on money market deposits and short-term borrowings. Interest expense increased $1.7 million for the six month period ended June 30, 2024, from $260,000 for the same period in 2023 to $1.9 million, an increase of 646.54%.

Net interest margin for the three-month period ended June 30, 2024 was 3.02% compared to 3.44% for the three-month period ended June 30, 2023, a decrease of 0.42%. The decrease in the net interest margin is due to increases in average interest-bearing funds, lower average noninterest-bearing deposits, and higher cost of funds partially offset by higher average yields and balances on interest earning assets were the primary drivers of year-over-year results. The average balance of interest-bearing funds and noninterest-bearing funds increased $26.6 million, or 12.81%, and decreased $19.1 million, or 14.50%, respectively, and the cost of funds increased 1.11%, when comparing the three-month periods ending June 30, 2023, and 2024. The average balance of interest-earning assets increased $7.4 million, or 2.02%, while the yield increased 0.62% from 3.60% to 4.22%, when comparing the three-month periods ending June 30, 2023, and 2024, respectively.

Net interest margin for the six-month period ended June 30, 2024, was 2.94%, compared to 3.42% for the same period of 2023. Higher average interest-bearing funds, lower average noninterest-bearing funds, and higher cost of funds partially offset by higher average yields on interest-earning assets were the primary drivers of year-over-year results. The average balance of interest-bearing funds and noninterest-bearing funds increased $17.3 million, or 8.23%, and decreased $21.7 million, or 15.98%, respectively, and the cost of funds increased 0.99%, when comparing the six-month periods ending June 30, 2023, and 2024. The average balance of interest-earning assets decreased $4.5 million, or 1.20%, while the yield increased 0.44% from 3.56% to 4.00%, when comparing the six-month periods ending June 30, 2023, and 2024, respectively.

The average balance of interest-bearing deposits in banks and investment securities increased $2.4 million, or 1.32%, from $181.9 million to $184.3 million for the second quarter of 2024, compared to the same period of 2023 while the yield increased from 2.49% to 2.97% during that same period. The increase in yields is attributed to the higher interest rate environment and its positive impact on cash balances and investment yields.

The average balance of interest-bearing deposits in banks and investment securities decreased $2.5 million, or 1.33%, from $187.7 million to $185.2 million for the first half of 2024, compared to the same period of 2023 while the yield increased from 2.48% to 2.78% during that same period. The increase in yields is attributed to the higher interest rate environment and its positive impact on cash balances and investment yields.

Average total loan balances increased $5.0 million to $186.7 million for the three-month period ended June 30, 2024, compared to $181.7 million for the same period of 2023, while the yield increased from 4.71% to 5.44% during that same period. The increase in loan yields for the second quarter of 2024 reflected the runoff of the lower yielding loans and origination of higher yielding loans in the current higher rate environment.

Average total loan balances decreased $1.9 million, or 1.07%, to $181.3 million for the six-month period ended June 30, 2024, compared to $183.2 million for the same period of 2023, while the yield increased from 4.65% to 5.26% during that same period. The increase in loan yields for the first half of 2024 reflected the runoff of the lower yielding loans and origination of higher yielding loans in the current higher rate environment.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended June 30,
	2024			2023
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$35,359	$511	5.81%	$10,925	$138	5.02%
Investment securities available for sale	148,690	854	2.30	170,653	985	2.31
Restricted equity securities	246	3	5.25	314	9	11.32
Total interest-bearing deposits/investments	184,295	1,368	2.97	181,892	1,132	2.49

Loans Secured by Real Estate
Construction and land	5,350	97	7.33	4,574	44	3.87
Farmland	321	4	5.06	330	4	5.04
Single-family residential	90,443	1,115	4.93	80,779	908	4.50
Multi-family	5,107	62	4.86	4,946	66	5.31
Commercial	41,911	647	6.20	43,174	609	5.66
Total loans secured by real estate	143,132	1,925	5.41	133,803	1,631	4.89
Commercial and Industrial
Commercial and industrial	15,253	228	6.01	10,717	116	4.32
SBA guaranty	5,799	120	8.33	6,003	122	8.16
Total commercial and industrial loans	21,052	348	6.65	16,720	238	5.70
Consumer Loans
Consumer	2,624	8	1.16	2,049	8	1.65
Automobile	19,842	244	4.92	29,121	258	3.52
Total consumer loans	22,466	252	4.50	31,170	266	3.43
Total loans	186,650	2,525	5.44	181,693	2,135	4.71
Total interest-earning assets	370,945	3,893	4.22	363,585	3,267	3.60

Cash	2,074			2,020
Allowance for credit losses	(2,251)			(2,196)
Market valuation	(28,519)			(26,879)
Other assets	23,822			22,952
Total non-earning assets	(4,874)			(4,103)
Total assets	$366,071			$359,482

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$111,778	26	0.10%	$143,312	28	0.08%
Money market	54,002	492	3.66	16,238	2	0.05
Certificates of deposit	29,253	66	0.91	44,023	85	0.80
Total interest-bearing deposits	195,033	584	1.20	203,573	115	0.23

Borrowed Funds:
Federal Funds Purchased	2	—	—	1	—	—
Bank Term Funding Program	38,889	523	5.41	889	—	—
FHLB advances	—	—	—	2,903	38	5.29
Total borrowed funds	38,891	523	5.41	3,793	38	4.05
Total interest-bearing liabilities	233,924	1,107	1.90	207,366	153	0.30

Non-interest-bearing deposits	112,394			131,458
Total cost of funds	346,318	1,107	1.29	338,824	153	0.18

Other liabilities and accrued expenses	2,384			1,861
Total liabilities	348,702			340,685

Stockholder's equity	17,369			18,797
Total liabilities and equity	$366,071			$359,482
Net interest income		$2,786			$3,114
Yield on earning assets			4.22%			3.60%
Cost of interest-bearing liabilities			1.90%			0.30%
Net interest spread			2.32%			3.31%
Net interest margin			3.02%			3.44%

	Six Months Ended June 30,
	2024			2023
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$28,484	$747	5.27%	$15,812	$352	4.49%
Investment securities available for sale	156,154	1,791	2.29	171,586	1,964	2.29
Restricted equity securities	532	20	7.42	265	13	9.85
Total interest-bearing deposits/investments	185,170	2,558	2.78	187,663	2,329	2.48

Loans Secured by Real Estate
Construction and land	5,318	166	6.29	4,481	83	3.74
Farmland	322	8	5.06	331	8	5.05
Single-family residential	88,444	2,130	4.82	80,474	1,778	4.42
Multi-family	5,125	124	4.86	4,887	131	5.36
Commercial	40,463	1,233	6.13	43,331	1,200	5.59
Total loans secured by real estate	139,672	3,661	5.27	133,504	3,200	4.83
Commercial and Industrial
Commercial and industrial	13,147	367	5.61	10,273	218	4.29
SBA guaranty	5,829	243	8.39	6,037	237	7.91
Total commercial and industrial loans	18,976	610	6.47	16,310	455	5.63
Consumer Loans
Consumer	2,561	15	1.18	1,831	17	1.83
Automobile	20,073	453	4.51	31,595	551	3.49
Total consumer loans	22,634	468	4.16	33,426	568	3.43
Total loans	181,282	4,740	5.26	183,240	4,223	4.65
Total interest-earning assets	366,452	7,298	4.00	370,903	6,552	3.56

Cash	2,106			2,043
Allowance for credit losses	(2,200)			(2,151)
Market valuation	(27,442)			(27,491)
Other assets	23,558			23,232
Total non-earning assets	(3,978)			(4,367)
Total assets	$362,474			$366,536

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$115,592	48	0.08%	$146,538	53	0.07%
Money market	45,572	798	3.52	16,269	4	0.05
Certificates of deposit	31,199	139	0.90	45,618	165	0.73
Total interest-bearing deposits	192,363	986	1.03	208,425	222	0.21

Borrowed Funds:
Bank Term Funding Programs & PPPLF	29,444	795	5.43	446	—	—
Federal Funds Purchased	1	—	—	—	—	—
FHLB advances	5,833	160	5.52	1,452	38	5.32
Total borrowed funds	35,279	955	5.44	1,898	38	4.07
Total interest-bearing liabilities	227,641	1,941	1.71	210,323	260	0.25

Non-interest-bearing deposits	114,279			136,021
Total cost of funds	341,920	1,941	1.14	346,344	260	0.15

Other liabilities and accrued expenses	2,307			1,883
Total liabilities	344,227			348,227

Stockholder's equity	18,247			18,309
Total liabilities and equity	$362,474			$366,536
Net interest income		$5,357			$6,292
Yield on earning assets			4.00%			3.56%
Cost of interest-bearing liabilities			1.71%			0.25%
Net interest spread			2.29%			3.31%
Net interest margin			2.94%			3.42%

Provision for Credit Losses on Loans.  The Company recognized a provision of $526,000 compared to $127,000 for the three-month period ended June 30, 2024, and 2023, respectively.  The increase for the three-month period ended June 30, 2024, when compared to the three-month period ended June 30, 2023, primarily reflects a $20.9 million increase in the reservable balance of the loan portfolio and a 0.07% increase in the current expected credit loss percentage.  The Company recognized a provision of allowance for credit losses on loans in the amount of $694,000 and $85,000 for the six-month periods ended June 30, 2024 and 2023, respectively.  As a result, the allowance for credit loss on loans was $2.63 million on June 30, 2024, representing 1.30% of total loans, compared to $2.22 million, or 1.23% of total loans on June 30, 2023.

Noninterest Income. Noninterest income increased to $241,000 for the three-month period ended June 30, 2024, from $239,000 for the corresponding period in 2023, an increase of $2,000, or 0.84%. Noninterest income decreased $14,000 to $471,000 for the six-month period ended June 30, 2024, from $485,000 for the corresponding period in 2023. The decrease was primarily due to decreases in other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended June 30, 2024 and 2023 were $2.89 million and $2.93 million, respectively, a decrease of $31,000, or 1.06%.  The primary contributors to the decrease, when compared to the three-month period ended June 30, 2023, were decreases in salary and employee benefits, and data processing and item processing services, offset by increases in occupancy and equipment expenses, legal, accounting, and other professional fees, and other expenses. Noninterest expenses decreased from $5.87 million for the six-month period ended June 30, 2023 to $5.76 million for the corresponding period in 2024, a $115,000 or 1.96% decrease. The primary contributors when comparing to the six-month period ended June 30, 2023, were decreases in salary and employee benefits costs, and data processing and item processing services, partially offset by increases in occupancy and equipment expenses, and other expenses.

Income Taxes. During the three-month period ended June 30, 2024, the Company recorded an income tax benefit of $189,000 compared to an expense of $25,000 for the same period in 2023, a $214,000, or 856.00% decrease. The current quarter’s income tax benefit includes forecasted tax benefit of $102,000 for the current period and $87,000 associated with amended Maryland tax returns for tax years 2022 and 2021. The current period benefit is the result of pre-tax loss containing a lower proportion of taxable income compared to the pre-tax income for the prior year period. For the six-month period ended June 30, 2024, the Company recorded income tax benefit of $420,000 compared to $112,000 expense for the same period in 2023, a $532,000, or 475% increase. The year-to-date income tax benefit includes forecasted tax benefit of $333,000 for the current period loss and $87,000 associated with amended Maryland tax returns for tax years 2022 and 2021. The tax benefit for year-to-date June 30, 2024 is the result of pre-tax loss containing a lower proportion of taxable income compared to the pre-tax income for the prior year period.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the second quarter of 2024, the comprehensive loss, net of tax, totaled $0.4 million compared to comprehensive loss in the amount of $0.7 million for the same period in 2023. The $0.3 million decrease in comprehensive loss was due to a $0.8 million decrease in unrealized losses on securities for the period ended June 30, 2024 compared to the amount of unrealized losses on securities for the comparable prior year period which was partially offset by the $0.5 million decrease in net income for the second quarter of 2024 versus the same period of 2023. For the six months ended June 30, 2024, comprehensive loss, net of tax, totaled $1.3 million compared to comprehensive income, net of tax, in the amount of $1.7 million. The $3.0 million decline in comprehensive income for the six-months ended June 30, 2024 versus the comparable period in 2023, was attributable to the $2.1 million increase in the amount of unrealized loss on securities and the $0.9 million decline in net income for the 2024 period compared to the 2023 period.

FINANCIAL CONDITION

General. The Company’s assets increased to $355.7 million at June 30, 2024 from $351.8 million at December 31, 2023, an increase of $3.9 million or 1.11%, primarily due to a $1.5 million increase in cash and cash equivalents, a $22.2 million decrease in investment securities available for sale, and a $24.7 million increase in loans, net. Cash and cash equivalents as of June 30, 2024, totaled $16.8 million, an increase of $1.5 million, or 10.14% from $15.2 million on

December 31, 2023. Investment securities available for sale as of June 30, 2024, totaled $117.2 million, a decrease of $22.2 million, or 15.96% from $139.4 million on December 31, 2023. Loans, net totaled $198.9 million at June 30, 2024, an increase of $24.7 million or 14.20%, from $174.2 million at December 31, 2023. The increase was primarily attributable to increases in construction, single-family residential, commercial real estate and commercial and industrial loans partially offset by decreases in automobile loans.

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

At June 30, 2024, impaired loans totaled $0.3 million, net of specific reserves. Included in the impaired loans total was $0.3 million in loans classified as nonaccrual loans. At June 30, 2024, impaired loans included restructured loans to borrowers with financial difficulty totaling $28,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans	$317	$527
Restructured loans to borrowers with financial difficulty, excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	-	-

Total nonperforming loans	317	527

Total nonperforming assets	$317	$527

Nonperforming assets to total assets	0.09%	0.15%

Deposits as of June 30, 2024, totaled $305.9 million, an increase of $5.8 million, or 1.93%, from $300.1 million on December 31, 2023. Demand deposits as of June 30, 2024 totaled $109.6 million, a decrease of $7.3 million, or 6.24% from $116.9 million at December 31, 2023. Interest-bearing checking accounts as of June 30, 2024 totaled $25.3 million, a decrease of $3.3 million, or 11.54% from $28.6 million at December 31, 2023. Savings accounts as of June 30, 2024 totaled $81.6 million, a decrease of $11.5 million, or 12.40%, from $93.1 million at December 31, 2023. Money market accounts as of June 30, 2024 totaled $61.4 million, an increase of $34.6 million, or 128.97%, from $26.8 million at December 31, 2023. Time deposits of $250,000 or less totaled $26.6 million on June 30, 2024, a $5.6 million or a 17.28% decrease from $32.1 million at December 31, 2023. Time deposits over $250,000 totaled $1.4 million on June 30, 2024, a $1.1 million, or 44.78% decrease from $2.5 million at December 31, 2023.

Deposits on June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024		December 31, 2023		2024 vs 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$109,631	35.7%	$116,922	39.0%	$(7,291)	(6.24)%

Interest-bearing deposits:
Checking	25,273	8.3%	28,571	9.5%	(3,298)	(11.54)%
Savings	81,556	26.7%	93,104	31.0%	(11,548)	(12.40)%
Money market	61,445	20.1%	26,836	9.0%	34,609	128.97%
Total interest-bearing checking, savings and money market deposits	168,274	55.1%	148,511	49.5%	19,763	13.31%

Time deposits of $250,000 or less	26,580	8.7%	32,133	10.7%	(5,553)	(17.28)%
Time deposits of more than $250,000	1,381	0.5%	2,501	0.8%	(1,120)	(44.78)%
Total time deposits	27,961	9.2%	34,634	11.5%	(6,673)	(19.27)%

Total interest-bearing deposits	196,235	64.3%	183,145	61.0%	13,090	7.15%

Total Deposits	$305,866	100.0%	$300,067	100.0%	$5,799	1.93%

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

Future minimum payments of the Bank’s operating leases as of June 30, 2024 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2024	$101
2025	49
2026	9
2027	6
2028	—
Thereafter	—
Total	$165

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

For the six months ended June 30, 2024, the Bank accrued $137,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

We prepare a current base case and alternative simulations at least once a quarter and report the analysis to the ALCO and Board of Directors. In addition, more frequent forecasts are produced when the direction or degree of change in interest rates are particularly uncertain to evaluate the impact of balance sheet strategies or when other business conditions so dictate.

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

At June 30, 2024, the simulation analysis indicated that the Bank is in an asset sensitive position in all falling rate scenarios and the +100 bp shock scenario, and is slightly liability sensitive in the +200, +300, and +400 bp shock scenarios. Overall, rising rate scenarios indicate a fairly balanced profile. Management strives to optimize the level of higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-

price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

The foregoing analysis assumes that the Company’s assets and liabilities move with rates at their earliest repricing opportunities based on final maturity, while considering optionality such as call features, where applicable. Certificates of deposit and IRA accounts are presumed to be repriced at maturity. NOW and savings accounts are assumed to be repriced within three months although it is the Company’s experience that such accounts may be less sensitive to changes in market rates.

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2024	(5)%	(3)%	1%	—%
June 30, 2023	(7)%	(3)%	—%	—%

As shown above, measures of net interest income at risk were slightly more favorable in up-rate scenarios and in down-rate scenarios on June 30, 2024 than on June 30, 2023 over a 12-month modeling period. These measures remained within prescribed policy limits in the up and down interest rate scenarios.

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2024.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total

	(dollars in thousands)
Assets:
Repricing asset balances	$76,065	$34,357	$108,504	$136,790	$355,716

Liabilities and Stockholders' Equity
Repricing liability and equity balances	$45,014	$55,347	$79,883	$175,472	$355,716

GAP	$31,051	$(20,990)	$28,621	$(38,682)
Cumulative GAP	$31,051	$10,061	$38,682	$-
Cumulative GAP as a % of total assets	8.73%	2.83%	10.87%	0.00%

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(20)%	(10)%	(10)%	(20)%
June 30, 2024	10%	6%	(6)%	(15)%
June 30, 2023	6%	4%	(7)%	(15)%

In an increasing interest rate environment, the Company’s interest income changes at a rate consistent with changes in its total interest expense, thereby resulting in a balanced profile, with net interest income exhibiting minor changes in rising rate scenarios. Conversely, in a declining interest rate environment the decreases in the Company’s interest income will be greater than decreases in its already low interest expense, thereby resulting in lower net interest income. In a rising interest rate environment, the Company is positioned to generate less economic value of equity as the duration of the assets is longer than the duration of the liabilities, with liabilities repricing more quickly than our assets. Conversely, the Company’s economic value of equity increases in a falling interest rate environment as the longer duration of the assets benefits the Company in falling rate scenarios. Thus, the economic value of equity increases.

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2024, totaled $16.8 million, an increase of $1.5 million, or 10.14% from $15.2 million at December 31, 2023.

As of June 30, 2024, the Bank was permitted to draw on a $92.5 million line of credit from the FHLB of Atlanta. Short-term borrowings under the line totaled $0 and $20.0 million at June 30, 2024 and December 31, 2023, respectively. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. As of June 30, 2024, the Bank had $30.0 million in outstanding short-term borrowings from the Federal Reserve Bank (“FRB”) under the Bank Term Funding Program (“BTFP”). At December 31, 2023, there was $10.0 million in short-term borrowings outstanding from the FRB. Borrowings under the line are secured by investment securities. As of June 30, 2024, no further advances are available under the BTFP as that program has been terminated by the FRB. The Bank also has an unused line of credit through the Federal Reserve Discount Window that is limited to the amount of qualifying collateral pledged, which at June 30, 2024, totaled $0.

In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, respectively, of which $0 was outstanding as of June 30, 2024.

The Company’s stockholders’ equity decreased $1.9 million, or 9.59% during the six-month period ended June 30, 2024. The decrease was primarily due to an increase in the after-tax net unrealized holding loss on securities available for sale in the amount of $1.1 million, the $577,000 in dividends paid and the $201,000 net loss in the period ended June 30, 2024.

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

The rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. The Common Equity Tier 1, Tier 1 and Total Capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

The regulations impose several sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. In addition, there are requirements to maintain a capital conservation buffer which raised the minimum required common equity Tier 1 capital ratio to 7.00%, the Tier 1 capital ratio to 8.50% and the total capital ratio to 10.50%. At June 30, 2024, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.10%, a Tier 1 risk-based capital ratio of 15.59%, a common equity Tier 1 risk-based capital ratio of 15.59%, and a total risk-based capital ratio of 16.84%. The Company’s capital amounts and ratios at June 30, 2024 and December 31, 2023 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,896	15.59%	$10,652	4.50%	$15,386	6.50%
Total capital	$39,857	16.84%	$18,937	8.00%	$23,671	10.00%
Tier 1 capital	$36,896	15.59%	$14,202	6.00%	$18,937	8.00%
Tier 1 leverage	$36,896	10.10%	$14,617	4.00%	$18,271	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,975	17.37%	$9,840	4.50%	$14,213	6.50%
Total capital	$40,237	18.40%	$17,493	8.00%	$21,867	10.00%
Tier 1 capital	$37,975	17.37%	$13,120	6.00%	$17,493	8.00%
Tier 1 leverage	$37,975	10.76%	$14,113	4.00%	$17,641	5.00%

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

GLEN BURNIE BANCORP
(Registrant)

Date: August 12, 2024	By:	/s/ Mark C. Hanna
Mark C. Hanna
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer