Form 10-Q
period 2024-09-30
GLEN BURNIE BANCORP
filed 2024-11-12
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2024, was 2,900,681.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,255	$1,940
Interest-bearing deposits in other financial institutions	20,207	13,301
Cash and Cash Equivalents	22,462	15,241

Investment securities available for sale, at fair value	119,958	139,427
Restricted equity securities, at cost	246	1,217

Loans, net of deferred fees and costs	206,975	176,307
Less: Allowance for credit losses	(2,748)	(2,157)
Loans, net	204,227	174,150

Premises and equipment, net	2,723	3,046
Bank owned life insurance	8,789	8,657
Deferred tax assets, net	6,879	7,897
Accrued interest receivable	1,478	1,192
Accrued taxes receivable	497	121
Prepaid expenses	486	475
Other assets	614	390
Total Assets	$368,359	$351,813

LIABILITIES
Noninterest-bearing deposits	$115,938	$116,922
Interest-bearing deposits	198,335	183,145
Total Deposits	314,273	300,067

Short-term borrowings	30,000	30,000
Defined pension liability	329	324
Accrued expenses and other liabilities	2,597	2,097
Total Liabilities	347,199	332,488

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,900,681 and 2,882,627 shares as of September 30, 2024 and December 31, 2023, respectively.	2,901	2,883
Additional paid-in capital	11,037	10,964
Retained earnings	22,921	23,859
Accumulated other comprehensive loss	(15,699)	(18,381)
Total Stockholders' Equity	21,160	19,325

Total Liabilities and Stockholders' Equity	$368,359	$351,813

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$2,908	$2,145	$7,648	$6,368
Interest and dividends on securities	814	1,101	2,605	3,065
Interest on deposits with banks and federal funds sold	237	104	1,004	469
Total Interest Income	3,959	3,350	11,257	9,902

INTEREST EXPENSE
Interest on deposits	730	116	1,716	337
Interest on short-term borrowings	408	282	1,363	320
Total Interest Expense	1,138	398	3,079	657

Net Interest Income	2,821	2,952	8,178	9,245

Provision (release) of credit loss allowance	78	(92)	773	(7)
Net interest income after credit loss provision	2,743	3,044	7,405	9,252

NONINTEREST INCOME
Service charges on deposit accounts	36	40	109	120
Other fees and commissions	273	233	584	560
Income on life insurance	45	42	132	120
Total Noninterest Income	354	315	825	800

NONINTEREST EXPENSE
Salary and benefits	1,654	1,691	4,872	5,089
Occupancy and equipment expenses	327	329	996	955
Legal, accounting and other professional fees	267	194	769	692
Data processing and item processing services	263	206	755	755
FDIC insurance costs	41	40	119	122
Advertising and marketing related expenses	40	26	88	72
Loan collection costs	5	10	11	13
Telephone costs	41	38	110	113
Other expenses	380	287	1,052	880
Total Noninterest Expenses	3,018	2,821	8,772	8,691

Income (loss) before income taxes	79	538	(542)	1,361

Income tax (benefit) expense	(50)	(13)	(470)	99

NET INCOME (LOSS)	$129	$551	$(72)	$1,262

Basic and diluted net income (loss) per share of common stock	$0.04	$0.19	$(0.02)	$0.44

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income (loss)	$129	$551	$(72)	$1,262

Other comprehensive income (loss):

Net unrealized income (loss) on securities available for sale:
Net unrealized income (loss) on securities during the period	5,269	(6,060)	3,701	(4,668)
Income tax (expense) benefit relating to item above	(1,450)	1,668	(1,019)	1,284
Net effect on other comprehensive income (loss)	3,819	(4,392)	2,682	(3,384)

Other comprehensive income (loss)	3,819	(4,392)	2,682	(3,384)

Comprehensive income (loss)	$3,948	$(3,841)	$2,610	$(2,122)

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2022	$2,865	$10,862	$23,579	$(21,252)	$16,054

Net income	—	—	1,262	—	1,262
Cash dividends, $0.30 per share	—	—	(861)	—	(861)
Dividends reinvested under
dividend reinvestment plan	12	78	—	—	90
Other comprehensive loss	—	—	—	(3,384)	(3,384)

Balance, September 30, 2023	$2,877	$10,940	$23,980	$(24,636)	$13,161

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2023	$2,883	$10,964	$23,859	$(18,381)	$19,325

Net loss	—	—	(72)	—	(72)
Cash dividends, $0.30 per share	—	—	(866)	—	(866)
Dividends reinvested under
dividend reinvestment plan	18	73	—	—	91
Other comprehensive income	—	—	—	2,682	2,682

Balance, September 30, 2024	$2,901	$11,037	$22,921	$(15,699)	$21,160

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(72)	$1,262
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	244	120
Amortization, and accretion of investment securities available for sale	127	(23)
Provision (release) for credit losses	773	(7)
Increase in cash surrender value of bank owned life insurance	(132)	(121)
Decrease in ground rents	6	—
Increase in accrued interest receivable	(287)	(214)
Net increase in other assets	(520)	(224)
Net increase in accrued expenses and other liabilities	617	35
Net cash provided by operating activities	756	828

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	23,043	6,530
Purchases of investment securities available for sale	—	(9,747)
Net sale (purchase) of Federal Home Loan Bank stock	971	(758)
Net (increase) decrease in loans	(30,849)	11,583
Purchases of premises and equipment	(131)	(128)

Net cash (used in) / provided by investing activities	(6,966)	7,480

Cash flows from financing activities:
Net increase (decrease) in deposits	14,206	(48,107)
Increase in short term borrowings	—	25,000
Cash dividends paid	(866)	(861)
Common stock dividends reinvested	91	90

Net cash provided by / (used in) financing activities	13,431	(23,878)

Net increase (decrease) in cash and cash equivalents	7,221	(15,570)

Cash and cash equivalents at beginning of period	15,241	30,092

Cash and cash equivalents at end of period	$22,462	$14,522

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$2,169	$589
Net income taxes (refunded) paid	(104)	436
Net decrease (increase) in unrealized depreciation on available for sale securities	3,701	(4,668)

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2024 and December 31, 2023, the results of operations for the three- and nine-month periods ended September 30, 2024 and 2023, and the statements of cash flows for the nine-month periods ended September 30, 2024 and 2023. The operating results for the three- and nine-month periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or any future interim period. The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2024. The unaudited consolidated financial statements for September 30, 2024 and 2023, the consolidated balance sheet at December 31, 2023, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Allowance for Credit Losses – Available for Sale Debt Securities

The impairment model for available for sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2023 and September 30, 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $31.6 million on September 30, 2024. The reserve for unfunded commitments is recognized as a liability (accrued expenses and other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic and diluted earnings per share:
Net income (loss)	$129,191	$551,441	$(72,131)	$1,261,822
Weighted average common shares outstanding	2,897,929	2,875,329	2,891,585	2,869,631
Basic and dilutive net income (loss) per share	$0.04	$0.19	$(0.02)	$0.44

Diluted earnings per share calculations were not required for the three- and nine-month periods ended September 30, 2024 and 2023, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at September 30, 2024 or December 31, 2023. Available for sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company had no held-to-maturity securities at September 30, 2024 or December 31, 2023.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at September 30, 2024 and December 31, 2023:

	At September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$14,745	$18	$(2,065)	$12,698
Agency mortgage-backed securities	46,085	—	(4,419)	41,666
Municipal securities	42,913	5	(8,459)	34,459
U.S. Government agency securities	36,375	—	(6,583)	29,792
Corporate Securities	1,500	—	(157)	1,343

Total securities available for sale	$141,618	$23	$(21,683)	$119,958

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$15,962	$8	$(2,309)	$13,661
Agency mortgage-backed securities	51,930	—	(5,816)	46,114
Municipal securities	42,990	4	(9,265)	33,729
U.S. Government agency securities	45,406	—	(7,712)	37,694
Corporate Securities	1,500	—	(216)	1,284
U.S. Treasury securities	6,999	—	(54)	6,945

Total securities available for sale	$164,787	$12	$(25,372)	$139,427

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023 are as follows:

September 30, 2024	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$—	$—	$10,034	$(2,065)	$10,034	$(2,065)
Agency mortgage-backed securities	67	—	41,599	(4,419)	41,666	(4,419)
Municipal securities	—		32,319	(8,459)	32,319	(8,459)
U.S. Government agency securities	—	—	29,792	(6,583)	29,792	(6,583)
Corporate Securities	—	—	1,343	(157)	1,343	(157)
	$67	$—	$115,087	$(21,683)	$115,154	$(21,683)

December 31, 2023	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$492	$(1)	$11,927	$(2,308)	$12,419	$(2,309)
Agency mortgage-backed securities	5	—	46,109	(5,816)	46,114	(5,816)
Municipal securities	2,978	(39)	28,667	(9,226)	31,645	(9,265)
U.S. Government agency securities	220	(1)	37,474	(7,711)	37,694	(7,712)
Corporate Securities	—	—	1,284	(216)	1,284	(216)
U.S. Treasury securities	—	—	6,944	(54)	6,944	(54)
	$3,695	$(41)	$132,405	$(25,331)	$136,100	$(25,372)

The Company does not believe that the available for sale debt securities that were in an unrealized loss position have any credit loss impairment as of September 30, 2024. As of September 30, 2024, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available for sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At September 30, 2024, the Company recorded unrealized losses in its portfolio of debt securities totaling $21.7 million related to 227 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

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

Shown below are contractual maturities of debt securities at September 30, 2024. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2024

	Amortized	Fair	Yield
(dollars in thousands)	Cost	Value	(1), (2)
Available for sale securities maturing:
Within one year	$6,012	$6,001	2.67%
Over one to five years	5,864	5,494	1.74%
Over five to ten years	31,937	29,085	2.14%
Over ten years	97,805	79,378	2.38%
Total debt securities	$141,618	$119,958

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30,		December 31,
	2024		2023
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$7,292	4	$4,636	3
Farmland	316	—	325	—
Single-family residential	99,905	48	86,887	50
Multi-family	5,059	2	5,165	3
Commercial	50,200	24	39,217	22
Total loans secured by real estate	162,772		136,230
Commercial and Industrial
Commercial and industrial	16,240	8	10,850	6
SBA guaranty	5,759	3	5,924	3
Total commercial and industrial loans	21,999		16,774
Consumer Loans
Consumer	3,168	2	2,039	1
Automobile	19,036	9	21,264	12
Total consumer loans	22,204		23,303

Loans, net of deferred fees and costs	206,975	100	176,307	100
Less: Allowance for credit losses	(2,748)		(2,157)
Loans, net	$204,227		$174,150

The Bank’s net loans totaled $204.2 million on September 30, 2024, compared to $174.2 million on December 31, 2023, an increase of $30.0 million, or 17.27%. Construction and land loans increased from $4.6 million on December 31, 2023, to $7.3 million on September 30, 2024, an increase of $2.7 million, or 57.29%. Farmland loans were $0.3 million at September 30, 2024 and December 31, 2023. Single-family residential loans increased from $86.9 million on December 31, 2023, to $99.9 million on September 30, 2024, an increase of $13.0 million, or 14.98%. Multi-family residential loans were $5.1 million on September 30, 2024, and $5.2 on December 31, 2023, a decrease of $0.1 million, or 2.05%. Commercial real estate loans increased $11.0 million, or 28.01%, to $50.2 million at September 30, 2024, compared to $39.2 million on December 31, 2023. Commercial and industrial loans increased by $5.4 million, or 49.68%, to $16.2 million on September 30, 2024, compared to $10.9 million on December 31, 2023. SBA guaranty loans were $5.8 million on September 30, 2024 and $5.9 million on December 31, 2023, a decrease of $0.1 million or 2.79%. Consumer loans increased by $1.1 million, or 55.37% to $3.2 million on September 30, 2024, compared to $2.0 million on December 31, 2023. Automobile loans decreased from $21.3 million on December 31, 2023, to $19.0 million on September 30, 2024, a decrease of $2.2 million or 10.48%.

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2024 and the year ended December 31, 2023 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
September 30, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157
Charge-offs	—	—	—	—	—	(299)	—	(18)	(54)	(371)
Recoveries	—	—	—	—	—	—	—	132	57	189
(Release) provision for credit losses	2	(2)	259	133	187	277	16	(93)	(6)	773

Balance, end of quarter	$33	$16	$1,549	$229	$377	$282	$37	$51	$174	$2,748

Individually evaluated for impairment:
Balance in allowance	$—	$—	$19	$—	$—	$—	$—	$—	$—	$19
Related loan balance	—	—	36	—	—	129	—	—	—	165

Collectively evaluated for impairment:
Balance in allowance	$33	$16	$1,530	$229	$377	$282	$37	$51	$174	$2,729
Related loan balance	7,292	316	99,869	5,059	50,200	16,111	5,759	3,168	19,036	206,810

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$44	$20	$1,230	$103	$221	$174	$22	$23	$325	$2,162
Charge-offs	—	—	—	—	—	—	—	(79)	(124)	(203)
Recoveries	—	—	—	—	—	—	—	1	101	102
(Release) provision for credit losses	(13)	(2)	60	(7)	(31)	130	(1)	85	(125)	96

Balance, end of the year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157

Individually evaluated for impairment:
Balance in allowance	$—	$—	$21	$—	$—	$179	$—	$—	$—	$200
Related loan balance	—	—	30	—	—	299	—	—	—	329

Collectively evaluated for impairment:
Balance in allowance	$31	$18	$1,269	$96	$190	$125	$21	$30	$177	$1,957
Related loan balance	4,636	325	86,857	5,165	39,217	10,551	5,924	2,039	21,264	175,978

	September 30,	September 30,
(dollars in thousands)	2024	2023
Average loans	$188,627	$181,234
Net charge offs to average loans (annualized)	0.13%	0.05%

During the nine-month period ended September 30, 2024, loans to 11 borrowers and related entities totaling approximately $371,000 were determined to be uncollectible and were charged off. During the nine-month period ended September 30, 2023, loans to 6 borrowers and related entities totaling approximately $136,000 were determined to be uncollectible and were charged off.

The following table provides current period gross charge-offs by the year of origination for each period shown:

	Gross Charge-offs
September 30, 2024	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial and Industrial Loans
Commercial and industrial	$—	$—	$—	$299	$—	$—	$—	$299

Consumer Loans
Consumer	—	—	13	—	—	5	—	18
Automobile	—	—	—	—	38	16	—	54

Total gross charge-offs this period	$—	$—	$13	$299	$38	$21	$—	$371

	Gross Charge-offs
December 31, 2023	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2023	2022	2021	2020	2019	Prior	Loans	Total
Consumer Loans
Consumer	$—	$—	$—	$—	$—	$79	$—	$79
Automobile	—	—	47	43	27	7	—	124

Total gross charge-offs this period	$—	$—	$47	$43	$27	$86	$—	$203

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

As of September 30, 2024 and 2023, the Bank had outstanding commitments totaling $31.6 million. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023
Beginning balance	$473	$477
Reduction of unfunded reserve	(157)	(52)
Provisions charged to operations	281	23

Ending balance	$597	$448

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first nine months of 2024.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At September 30, 2024			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$7,292	$—	$—	$—	$7,292
Farmland	316	—	—	—	316
Single-family residential	99,718	86	—	101	99,905
Multi-family	5,059	—	—	—	5,059
Commercial	49,970	101	—	129	50,200
Total loans secured by real estate	162,355	187	—	230	162,772
Commercial and Industrial
Commercial and industrial	16,240	—	—	—	16,240
SBA guaranty	5,287	472	—	—	5,759
Total commercial and industrial loans	21,527	472	—	—	21,999
Consumer Loans
Consumer	3,168	—	—	—	3,168
Automobile	18,802	171	—	63	19,036
Total consumer loans	21,970	171	—	63	22,204

	$205,852	$830	$—	$293	$206,975

At December 31, 2023			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,636	$—	$—	$—	$4,636
Farmland	325	—	—	—	325
Single-family residential	86,233	509	—	145	86,887
Multi-family	5,165	—	—	—	5,165
Commercial	39,217	—	—	—	39,217
Total loans secured by real estate	135,576	509	—	145	136,230
Commercial and Industrial
Commercial and industrial	10,551	—	—	299	10,850
SBA guaranty	5,924	—	—	—	5,924
Total commercial and industrial loans	16,475	—	—	299	16,774
Consumer Loans
Consumer	1,981	58	—	—	2,039
Automobile	20,794	387	—	83	21,264
Total consumer loans	22,775	445	—	83	23,303

	$174,826	$954	$—	$527	$176,307

The balances in the above tables have not been reduced by the allowance for credit losses. For the period ended September 30, 2024, the allowance for credit loss is $2.7 million. For the period ended December 31, 2023, the allowance for credit loss is $2.2 million.

Non-accrual loans with specific reserves at September 30, 2024 are comprised of:

Single–family residential – One loan to one borrower that totaled $27,000 with specific reserves of $19,000 established for the loan. This was a restructured loan to a borrower with financial difficulty.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2024 and December 31, 2023.

September 30, 2024		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	8	27	3	19	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	8	27	3	19	48
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$8	$27	$3	$19	$48

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	74	74	8	n/a	91
Multi-family	—	—	—	n/a	—
Commercial	129	129	7	n/a	138
Total loans secured by real estate	203	203	15	—	229
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	92	92	4	n/a	85
Total consumer loans	92	92	4	n/a	85
Total impaired loans with no specific reserve	$295	$295	$19	$—	$314

December 31, 2023		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	9	30	4	21	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	9	30	4	21	48
Commercial and Industrial
Commercial and industrial	120	299	—	179	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	120	299	—	179	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$129	$329	$4	$200	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	115	115	5	n/a	130
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	115	115	5	—	130
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	154	154	6	n/a	104
Total consumer loans	154	154	6	n/a	104
Total impaired loans with no specific reserve	$269	$269	$11	$—	$234

	September 30,	December 31,
(dollars in thousands)	2024	2023

Restructured loans to borrowers with financial difficulty	$27	$30
Non-accrual and 90+ days past due and still accruing loans to average loans	0.14%	0.29%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	937.5%	409.3%

At September 30, 2024, there was one restructured loan to a borrower with financial difficulty consisting of a single-family residential loan in the amount of $27,000. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the nine months ended September 30, 2024 and 2023.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans		Consumer Loans
	Single-family		Commercial
(dollars in thousands)	Residential	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2022	$104	$—	$299	$—	$—	$85	$488
Transfers into nonaccrual	307	—	—	—	—	145	452
Loans paid down/payoffs	(262)	—	—	—	—	(24)	(286)
Loans returned to accrual status	—	—	—	—	—	(16)	(16)
Loans charged off	—	—	—	—	—	(57)	(57)

September 30, 2023	$149	$—	$299	$—	$—	$133	$581

December 31, 2023	$145	$—	$299	$—	$—	$83	$527
Transfers into nonaccrual	—	141	—	—	—	50	191
Loans paid down/payoffs	(44)	(12)	—	—	—	(30)	(86)
Loans returned to accrual status	—	—	—	—	—	—	—
Loans charged off	—	—	(299)	—	—	(40)	(339)

September 30, 2024	$101	$129	$—	$—	$—	$63	$293

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt at September 30, 2024 and December 31, 2023. All such properties are initially recorded at a lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and the expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on September 30, 2024, and December 31, 2023:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
September 30, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$7,292	$316	$99,804	$5,059	$50,071	$16,240	$5,759	$3,168	$18,944	$206,653
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	101	—	129	—	—	—	92	322
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$7,292	$316	$99,905	$5,059	$50,200	$16,240	$5,759	$3,168	$19,036	$206,975

Nonaccrual	$—	$—	$101	$—	$129	$—	$—	$—	$63	$293
Restructured loans to borrowers with financial difficulty	$—	$—	$27	$—	$—	$—	$—	$—	$—	$27
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$27	$—	$—	$—	$—	$—	$—	$27
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,636	$325	$86,742	$5,165	$39,217	$10,551	$5,924	$2,039	$21,110	$175,709
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	145	—	—	299	—	—	154	598
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$4,636	$325	$86,887	$5,165	$39,217	$10,850	$5,924	$2,039	$21,264	$176,307

Nonaccrual	$—	$—	$145	$—	$—	$299	$—	$—	$83	$527
Restructured loans to borrowers with financial difficulty	$—	$—	$30	$—	$—	$—	$—	$—	$—	$30
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$30	$—	$—	$—	$—	$—	$—	$30
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

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

Loans. Impaired loans totaled $322,000 with $19,000 of specific reserves as of September 30, 2024. These assets included single-family residential, commercial and industrial, and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly relies on appraisals from independent appraisers. We obtain an appraisal of properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
September 30, 2024
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$12,698	$—	$12,698
Agency mortgage-backed securities	547	41,119	—	41,666
Municipal securities	—	34,459	—	34,459
Corporate securities	—	1,343	—	1,343
U.S. Government agency securities	—	29,792	—	29,792

Non-recurring:
Impaired loans	—	—	303	303
	$547	$119,411	$303	$120,261
December 31, 2023
Recurring:
Securities available for sale
Collateralized mortgage obligations	$—	$13,661	$—	$13,661
Agency mortgage-backed securities	531	45,583	—	46,114
Municipal securities	—	33,729	—	33,729
Corporate securities	—	1,284	—	1,284
U.S. Government agency securities	—	37,694	—	37,694
U.S. Treasury securities	6,945	—	—	6,945

Non-recurring:
Impaired loans	—	—	398	398
	$7,476	$131,951	$398	$139,825

The estimated fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023 are summarized in the following table. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,255	$2,255	$1,940	$1,940
Interest-bearing deposits in other financial institutions	20,127	20,127	12,189	12,189
Federal funds sold	80	80	1,112	1,112
Investment securities available for sale	119,958	119,958	139,427	139,427
Investments in restricted stock	246	246	1,217	1,217
Ground rents	124	124	130	130
Loans, less allowance for credit losses	204,227	196,740	174,150	161,802
Accrued interest receivable	1,478	1,478	1,192	1,192
Cash value of life insurance	8,789	8,789	8,657	8,657

Financial liabilities:
Deposits	314,273	270,290	300,067	252,707
Short-term borrowings	30,000	30,125	30,000	30,000
Accrued interest payable	993	993	366	366
Unrecognized financial instruments:
Commitments to extend credit	31,345	31,345	33,162	33,162
Standby letters of credit	255	255	45	45

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
September 30, 2024	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$22,462	$22,462	$22,462	$—	$—
Loans receivable, net	204,227	196,740	—	—	196,740
Cash value of life insurance	8,789	8,789	—	8,789	—
Financial instruments - Liabilities
Deposits	314,273	270,290	25,772	244,518	—
Short-term debt	30,000	30,125	—	30,125	—

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

ASU No. 2023-06. Disclosure Improvements – “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The amendments in this Update represent changes to clarify or improve disclosure and presentation requirements of a variety of Topics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this Update should be applied prospectively. If by September 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with eight offices in Anne Arundel County Maryland. The Company reported a net loss of $72,000 for the nine-month period ended September 30, 2024 compared to net income of $1.3 million for the same period in 2023. The decrease was primarily the result of a $460,000 decrease in interest and dividends on securities, a $1.0 million increase in interest expense on short-term borrowings, a $1.4 million increase in interest expense on deposits and a $780,000 increase in the provision for credit losses on loans, partially offset by an increase of $1.3 million in loan interest income and fees, a $535,000 increase in interest on deposits with banks, and a $569,000 decrease in the provision for income taxes. The increase in interest expense on deposits was driven by the higher rate and balances in money market deposits. The increase in interest on borrowings was driven by an increase in short-term borrowings due to the elevated level of deposit runoff in 2023. The higher interest expense was partially offset by the increase in loan interest income due to higher yields on loans for the first nine months of 2024 and resulted in a decrease in net interest income of $1.1 million for the nine-months ended September 30, 2024, versus the same period last year. Total interest income increased $1.4 million to $11.3 million for the nine-month period ended September 30, 2024, as compared to the same period in 2023. This resulted primarily from a 0.72% increase in the yield on loans and a $7.4 million increase in average total loan balances.

Total assets increased to $368.4 million on September 30, 2024, an increase of $16.5 million from December 31, 2023. Cash and cash equivalents increased by $7.2 million or 47.38%, during the first nine months of 2024. The Bank’s loan portfolio increased by $30.7 million or 17.39% and investment securities available for sale declined by $19.5 million or 13.96% over the same period. The Company’s allowance for credit losses was $2.75 million as of September 30, 2024, compared to $2.16 million at December 31, 2023, an increase of $591,000 or 27.40%. Total deposits increased $14.2 million, or 4.73%, during the first nine months of 2024 and short-term borrowings were unchanged at $30.0 million on September 30, 2024 and at year end 2023. Shareholder’s equity was $21.2 million on September 30, 2024, a $1.8 million or 9.50% increase, as compared to $19.3 million on December 31, 2023. The increase was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $15.7 million on September 30, 2024, compared to $18.4 million at December 31, 2023. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets were 16.72% on September 30, 2024, as compared to 18.40% on December 31, 2023.

Return on average assets for the three- and nine-month periods ended September 30, 2024, was 0.14% and (0.03)% compared to 0.61% and 0.46% for the three- and nine-month periods ended September 30, 2023, respectively. Lower net income and a higher average asset balance primarily drove the lower return on average assets for the three- and nine-month periods ended September 30, 2024, when compared to the same periods in 2023. Return on average equity for the three- and nine month periods ended September 30, 2024, was 2.63% and (0.52%) compared to 12.47% and 9.34% for the three- and nine-month periods ended September 30, 2023, respectively. Lower net income and a higher average equity balance primarily drove the lower return on average equity for the three- and nine-month periods ended September 30, 2024, compared to the same periods in 2023.

The book value per share of Bancorp’s common stock was $7.29 on September 30, 2024, as compared to $4.57 per share on September 30, 2023. The increase primarily resulted from the lower unrealized losses on the Company’s available for sale securities of $15.7 million at September 30, 2024 compared to $24.6 million at September 30, 2023.

At September 30, 2024, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s tier 1 risk-based capital ratio was 15.47% at September 30, 2024, compared to 17.37% at December 31, 2023.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the Federal Reserve Bank, the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended September 30, 2024, was $129,000, or $0.04 per basic and diluted common share compared to net income of $551,000, or $0.19 per basic and diluted common share for the same period of 2023. The results for the three-month period ended September 30, 2024, were lower than the same period of 2023 resulting primarily from a $614,000 increase in interest expense on deposits and a $126,000 increase in interest expense on short-term borrowings, a $287,000 decrease in interest and dividends on securities, a $170,000 increase in the provision for credit losses on loans and a $197,000 increase in noninterest expenses. These decreases were partially offset by an increase of $763,000 in loan interest income and fees, and a $133,000 increase in interest on deposits with banks. The Company’s need to defend its deposit base as well as grow interest-earning asset balances necessitated a strategic change in direction that resulted in the increased interest expense.

Net loss attributable to common stockholders for the nine-month period ended September 30, 2024, was $72,000, as compared to net income of $1.3 million for the nine-month period ended September 30, 2023. The decrease is primarily the result of a $460,000 decrease in interest and dividends on securities, a $1.0 million increase in interest expense on short-term borrowings, a $1.4 million increase in interest expense on deposits and a $780,000 increase in the provision for credit losses on loans, partially offset by an increase of $1.3 million in loan interest income and fees, a $535,000 increase in interest on deposits with banks and a $569,000 decrease in the provision for income taxes.

Net Interest Income. The Company’s net interest income for the three-month period ended September 30, 2024 was $2.8 million, as compared to $3.0 million for the same period in 2023, a decrease of $131,000, or 4.44%. The decrease in net interest income was primarily due to a $740,000 increase in the cost of interest-bearing deposits and borrowings driven by a $17.3 million increase in the average balance of interest-bearing funds and a $16.6 million decrease in the average balance of noninterest-bearing deposits. The higher expenses were partially offset by a $609,000 increase in total interest income due to a 0.66% increase in the yield on interest earning assets.

Net interest income for the nine-month period ended September 30, 2024, totaled $8.2 million, a decrease of $1.1 million from the nine-month period ended September 30, 2023. The decrease in net interest income was due to a $2.4 million increase in the cost of interest-bearing deposits and borrowings driven by a $17.3 million increase in the average balance of interest-bearing funds and a $20.0 million decrease in the average balance of noninterest-bearing deposits. The higher expenses were partially offset by a $1.3 million increase in total interest income due to a 0.51% increase in the yield of interest earning assets.

Total interest income for the third quarter of 2024 increased $609,000, or 18.18% when compared to the same period in 2023, from $3.4 million in 2023 to $4.0 million in 2024. The primary driver of the increase was a $763,000, or 35.57%, increase in interest and fees on loans due to higher rates and higher average balance of total loans, along with a $133,000, or 127.88%, increase in interest on deposits with banks and federal funds that were partially offset by a $287,000, or 26.07%, decrease in interest and dividends on investment securities due to maturities.

Total interest income increased $1.4 million for the nine-month period ended September 30, 2024, when compared to the same period in 2023 from $9.9 million in 2023 to $11.3 million, an increase of 13.68%. The primary driver of the increase was an increase of $1.3 million, or 20.10%, increase in interest and fees on loans due to higher rates and higher average balance of total loans and $535,000, or 114.07%, increase in interest on deposits with banks and federal funds that were partially offset by a $460,000, or 15.01%, decrease in interest and dividends on investment securities due to maturities.

Interest expense for the third quarter of 2024 increased $740,000 from $398,000 for the same period in 2023 to $1.1 million, an increase of 185.93%. The increase was attributable to higher balances and rates on money market deposits and a higher average balance of short-term borrowings for the third quarter of 2024. Interest expense increased $2.4 million for the nine month period ended September 30, 2024, from $657,000 for the same period in 2023 to $3.1 million, an increase of 368.65%.

Net interest margin for the three-month period ended September 30, 2024 was 3.06% compared to 3.21% for the three-month period ended September 30, 2023, a decrease of 0.15%. Higher average interest-bearing funds, lower average noninterest-bearing funds, and higher cost of funds, partially offset by higher average yields and balances on interest-earning assets were the primary drivers of year-over-year results. The average balance of interest-bearing funds and noninterest-bearing funds increased $17.3 million and decreased $16.6 million, respectively, and the cost of funds increased 0.86%, when comparing the three-month periods ending September 30, 2023, and 2024. The average balance of interest-earning assets increased $0.8 million while the yield increased 0.66% from 3.64% to 4.30%, when comparing the three-month periods ending September 30, 2023, and 2024, respectively.

Net interest margin for the nine-month period ended September 30, 2024, was 2.98%, compared to 3.35% for the same period of 2023. Higher average interest-bearing funds, lower average noninterest-bearing funds, and higher cost of funds, partially offset by higher average yields on interest-earning assets, were the primary drivers of year-over-year results. The average balance of interest-bearing funds and noninterest-bearing funds increased $17.3 million and decreased $20.0 million, respectively, and the cost of funds increased 0.94%, when comparing the nine-month periods ending September 30, 2023, and 2024. The average balance of interest-earning assets decreased $2.7 million, while the yield increased 0.51% from 3.59% to 4.10%, when comparing the nine-month periods ending September 30, 2023, and 2024, respectively.

The average balance of interest-bearing deposits in banks and investment securities decreased $25.3 million from $188.2 million to $162.9 million for the third quarter of 2024, compared to the same period of 2023, while the yield remained unchanged during that same period.

The average balance of interest-bearing deposits in banks and investment securities decreased $10.1 million from $187.9 million to $177.8 million for the first nine months of 2024, compared to the same period of 2023, while the yield increased 0.20% from 2.51% to 2.71% during that same period. The increase in yields is attributed to the higher interest rate environment and its positive impact on cash balances and investment yields.

Average total loan balances increased $26.1 million to $203.3 million for the three-month period ended September 30, 2024, compared to $177.2 million for the same period of 2023, while the yield increased 0.89% from 4.80% to 5.69% during that same period. The increase in loan yields for the third quarter of 2024 reflected the runoff of the lower yielding loans and the origination of higher yielding loans in the current higher rate environment.

Average total loan balances increased $7.4 million to $188.6 million for the nine-month period ended September 30, 2024, compared to $181.2 million for the same period of 2023, while the yield increased 0.72% from 4.70% to 5.42% during that same period. The increase in loan yields for the first nine months of 2024 reflected the runoff of the lower yielding loans and origination of higher yielding loans in the current higher rate environment.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended September 30,
	2024			2023
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$19,696	$231	4.67%	$9,698	$104	4.25%
Investment securities available for sale	142,972	814	2.28	177,856	1,101	2.48
Restricted equity securities	246	6	9.15	675	—	—
Total interest-bearing deposits/investments	162,914	1,051	2.57	188,229	1,205	2.56

Loans Secured by Real Estate
Construction and land	6,939	163	9.35	4,670	55	4.67
Farmland	318	4	5.06	329	4	4.82
Single-family residential	100,401	1,360	5.42	82,317	950	4.62
Multi-family	5,091	62	4.89	5,219	65	4.98
Commercial	46,061	669	5.78	41,971	612	5.79
Total loans secured by real estate	158,810	2,258	5.66	134,506	1,686	4.97
Commercial and Industrial
Commercial and industrial	15,373	247	6.39	9,847	113	4.59
SBA guaranty	5,740	122	8.43	5,957	123	8.19
Total commercial and industrial loans	21,113	369	6.95	15,804	236	5.92
Consumer Loans
Consumer	3,308	4	0.49	1,517	8	2.09
Automobile	20,085	277	5.52	25,396	215	3.36
Total consumer loans	23,393	281	4.78	26,913	223	3.29
Total loans	203,316	2,908	5.69	177,223	2,145	4.80
Total interest-earning assets	366,230	3,959	4.30	365,452	3,350	3.64

Cash	2,199			2,305
Allowance for credit losses	(2,714)			(2,138)
Market valuation	(24,887)			(28,744)
Other assets	23,299			23,892
Total non-earning assets	(2,103)			(4,685)
Total assets	$364,127			$360,767

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$105,246	25	0.09%	$137,192	28	0.08%
Money market	67,708	635	3.73	15,184	—	—
Certificates of deposit	27,270	70	1.01	40,597	88	0.88
Total interest-bearing deposits	200,224	730	1.45	192,973	116	0.24

Borrowed Funds:
Bank Term Funding Program	30,000	408	5.41	10,000	148	5.87
FHLB advances	—	—	—	9,946	134	5.35
Federal Funds Purchased	1	—	—	—	—	—
Total borrowed funds	30,001	408	5.41	19,946	282	5.61
Total interest-bearing liabilities	230,225	1,138	1.97	212,919	398	0.74

Non-interest-bearing deposits	111,795			128,345
Total cost of funds	342,020	1,138	1.32	341,264	398	0.46

Other liabilities and accrued expenses	2,548			1,955
Total liabilities	344,568			343,219

Stockholder's equity	19,559			17,548
Total liabilities and equity	$364,127			$360,767
Net interest income		$2,821			$2,952
Yield on earning assets			4.30%			3.64%
Cost of interest-bearing liabilities			1.97%			0.74%
Net interest spread			2.33%			2.90%
Net interest margin			3.06%			3.21%

	Nine Months Ended September 30,
	2024			2023
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$25,555	$979	5.11%	$13,774	$456	4.43%
Investment securities available for sale	151,760	2,605	2.29	173,676	3,065	2.35
Restricted equity securities	437	25	7.74	401	13	4.33
Total interest-bearing deposits/investments	177,752	3,609	2.71	187,851	3,534	2.52

Loans Secured by Real Estate
Construction and land	5,858	329	7.51	4,544	138	4.06
Farmland	321	12	5.06	331	13	5.25
Single-family residential	92,429	3,490	5.03	81,089	2,727	4.48
Multi-family	5,113	187	4.87	4,998	197	5.27
Commercial	42,329	1,902	6.00	42,877	1,813	5.65
Total loans secured by real estate	146,051	5,920	5.41	133,839	4,888	4.88
Commercial and Industrial
Commercial and industrial	13,889	614	5.91	10,131	330	4.36
SBA guaranty	5,799	365	8.40	6,010	360	8.01
Total commercial and industrial loans	19,688	979	6.64	16,141	690	5.72
Consumer Loans
Consumer	2,810	19	0.91	1,726	25	1.94
Automobile	20,077	730	4.85	29,529	765	3.45
Total consumer loans	22,887	749	4.37	31,255	790	3.38
Total loans	188,626	7,648	5.42	181,235	6,368	4.70
Total interest-earning assets	366,378	11,257	4.10	369,086	9,902	3.59

Cash	2,137			2,131
Allowance for credit losses	(2,371)			(2,147)
Market valuation	(26,590)			(27,909)
Other assets	23,471			23,452
Total non-earning assets	(3,353)			(4,473)
Total assets	$363,025			$364,613

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$112,143	73	0.09%	$143,423	79	0.07%
Money market	52,951	1,434	3.62	15,907	6	0.05
Certificates of deposit	29,889	209	0.93	43,944	252	0.77
Total interest-bearing deposits	194,983	1,716	1.18	203,274	337	0.22

Borrowed Funds:
Bank Term Funding Program	29,630	1,203	5.42	3,676	148	5.38
FHLB advances	3,889	160	5.50	4,238	172	5.43
Federal Funds Purchased	1	—	—	1	—	—
Total borrowed funds	33,520	1,363	5.43	7,915	320	5.43
Total interest-bearing liabilities	228,503	3,079	1.80	211,189	657	0.42

Non-interest-bearing deposits	113,451			133,462
Total cost of funds	341,954	3,079	1.20	344,651	657	0.25

Other liabilities and accrued expenses	2,387			1,907
Total liabilities	344,341			346,558

Stockholder's equity	18,684			18,055
Total liabilities and equity	$363,025			$364,613
Net interest income		$8,178			$9,245
Yield on earning assets			4.10%			3.59%
Cost of interest-bearing liabilities			1.80%			0.42%
Net interest spread			2.30%			3.17%
Net interest margin			2.98%			3.35%

Provision for Credit Losses on Loans.  The Company recognized a provision of $78,000 compared to a release of allowance for credit losses of $92,000 for the three-month period ended September 30, 2024, and 2023, respectively.  The increase for the three-month period ended September 30, 2024, when compared to the three-month period ended September 30, 2023, primarily reflects a $32 million increase in the reservable balance of the loan portfolio and a 0.13% increase in the current expected credit loss percentage.  The Company recognized a provision of allowance for credit losses on loans in the amount of $773,000 compared to a release of allowance for credit loss of $7,000 for the nine-month periods ended September 30, 2024 and 2023, respectively.  As a result, the allowance for credit loss on loans was $2.75 million on September 30, 2024, representing 1.33% of total loans, compared to $2.09 million, or 1.20% of total loans on September 30, 2023.

Noninterest Income. Noninterest income increased to $354,000 for the three-month period ended September 30, 2024, from $315,000 for the corresponding period in 2023, an increase of $39,000, or 12.38%. Noninterest income increased $25,000 to $825,000 for the nine-month period ended September 30, 2024, from $800,000 for the corresponding period in 2023. The increase was primarily due to increases in other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended September 30, 2024 and 2023 were $3.02 million and $2.82 million, respectively, an increase of $197,000, or 6.98%.  The primary contributors to the increase, when compared to the three-month period ended September 30, 2023, were increases in legal, accounting, and other professional fees, data processing and item processing services, advertising and marketing related expenses, and other expenses (primarily allowance for unfunded commitments), partially offset by decreases in salary and employee benefits. Noninterest expenses increased from $8.7 million for the nine-month period ended September 30, 2023 to $8.8 million for the corresponding period in 2024, an $81,000 or 0.94% increase. The primary contributors when comparing to the nine-month period ended September 30, 2023, were increases in occupancy and equipment expenses, legal, accounting, and other professional fees, advertising and marketing related expenses, and other expenses (primarily allowance for unfunded commitments), partially offset by decreases in salary and employee benefits costs.

Income Taxes. During the three-month period ended September 30, 2024, the Company recorded an income tax benefit of $50,000 compared to a benefit of $13,000 for the same period in 2023, a $37,000, or 284.62% increase. The current quarter’s income tax benefit includes forecasted tax benefit of $37,000 for the current period loss. The current period benefit is the result of pre-tax loss containing a lower proportion of taxable income compared to the pre-tax income for the prior year period. For the nine-month period ended September 30, 2024, the Company recorded income tax benefit of $470,000 compared to $99,000 expense for the same period in 2023, a $569,000, or 574.75% decrease. The year-to-date income tax benefit includes forecasted tax benefit of $383,000 for the current period loss and $87,000 associated with amended Maryland tax returns for tax years 2022 and 2021. The tax benefit for year-to-date September 30, 2024 is the result of pre-tax loss containing a lower proportion of taxable income compared to the pre-tax income for the prior year period.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the third quarter of 2024, the comprehensive income, net of tax, totaled $3.9 million compared to comprehensive loss in the amount of $3.8 million for the same period in 2023. The $7.8 million increase in comprehensive income was due to an $8.2 million decrease in unrealized losses on securities for the quarter ended September 30, 2024 compared to the amount of unrealized losses on securities for the comparable prior year period which was partially offset by the $422,000 decrease in net income for the third quarter of 2024 versus the same period of 2023. For the nine months ended September 30, 2024, comprehensive income, net of tax, totaled $2.6 million compared to comprehensive loss, net of tax, in the amount of $2.1 million for the comparable period in 2023. The $4.7 million increase in comprehensive income for the nine-months ended September 30, 2024 versus the comparable period in 2023, was attributable to the $6.1 million decrease in the amount of unrealized loss on securities and the $1.3 million decline in net income for the 2024 period compared to the 2023 period.

FINANCIAL CONDITION

General. The Company’s assets increased to $368.4 million at September 30, 2024 from $351.8 million at December 31, 2023, an increase of $16.5 million or 4.70%, primarily due to a $7.2 million increase in cash and cash equivalents, a $19.5 million decrease in investment securities available for sale, and a $30.1 million increase in loans, net. Cash and cash equivalents as of September 30, 2024, totaled $22.5 million, an increase of $7.2 million, or 47.38% from $15.2 million on December 31, 2023. Investment securities available for sale as of September 30, 2024, totaled $120.0 million, a decrease of $19.5 million, or 13.96% from $139.4 million on December 31, 2023. Loans, net totaled $204.2 million at September 30, 2024, an increase of $30.1 million or 17.27%, from $174.2 million at December 31, 2023. The increase was primarily attributable to increases in construction, single-family residential, commercial real estate and commercial and industrial loans partially offset by decreases in automobile loans.

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

At September 30, 2024, impaired loans totaled $0.3 million, net of specific reserves. Included in the impaired loans total was $0.3 million in loans classified as nonaccrual loans. At September 30, 2024, impaired loans included restructured loans to borrowers with financial difficulty totaling $27,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans	$293	$527
Restructured loans to borrowers with financial difficulty, excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	-	-

Total nonperforming loans	293	527

Total nonperforming assets	$293	$527

Nonperforming assets to total assets	0.08%	0.15%

Deposits as of September 30, 2024, totaled $314.3 million, an increase of $14.2 million, or 4.73%, from $300.1 million on December 31, 2023. Demand deposits as of September 30, 2024 totaled $115.9 million, a decrease of $1.0 million, or 0.84% from $116.9 million at December 31, 2023. Interest-bearing checking accounts as of September 30, 2024 totaled $25.8 million, a decrease of $2.8 million, or 9.67% from $28.6 million at December 31, 2023. Savings accounts as of September 30, 2024 totaled $75.8 million, a decrease of $17.3 million, or 18.63%, from $93.1 million at December 31, 2023. Money market accounts as of September 30, 2024 totaled $70.2 million, an increase of $43.4 million, or 161.59%, from $26.8 million at December 31, 2023. Time deposits of $250,000 or less totaled $25.2 million on September 30, 2024, a $6.9 million or a 21.62% decrease from $32.1 million at December 31, 2023. Time deposits over $250,000 totaled $1.4 million on September 30, 2024, a $1.1 million, or 44.74% decrease from $2.5 million at December 31, 2023.

Deposits on September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024		December 31, 2023		2024 vs 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$115,938	36.9%	$116,922	39.0%	$(984)	(0.84)%

Interest-bearing deposits:
Checking	25,809	8.2%	28,571	9.5%	(2,762)	(9.67)%
Savings	75,759	24.1%	93,104	31.0%	(17,345)	(18.63)%
Money market	70,199	22.4%	26,836	9.0%	43,363	161.59%
Total interest-bearing checking, savings and money market deposits	171,767	54.7%	148,511	49.5%	23,256	15.66%

Time deposits of $250,000 or less	25,186	8.0%	32,133	10.7%	(6,947)	(21.62)%
Time deposits of more than $250,000	1,382	0.4%	2,501	0.8%	(1,119)	(44.74)%
Total time deposits	26,568	8.4%	34,634	11.5%	(8,066)	(23.29)%

Total interest-bearing deposits	198,335	63.1%	183,145	61.0%	15,190	8.29%

Total Deposits	$314,273	100.0%	$300,067	100.0%	$14,206	4.73%

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

Future minimum payments of the Bank’s operating leases as of September 30, 2024 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2024	$50
2025	49
2026	9
2027	6
2028	—
Thereafter	—
Total	$114

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

For the nine months ended September 30, 2024, the Bank accrued $207,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

At September 30, 2024, the simulation analysis indicated that the Bank is in an asset sensitive position in all falling rate scenarios and the +100 bp and +200 bp shock scenarios, but is slightly liability sensitive in the +300, and +400 bp shock scenarios. Overall, rising rate scenarios indicate a fairly balanced profile. Management strives to optimize the level of higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2024	(5)%	(3)%	2%	1%
September 30, 2023	(6)%	(3)%	—%	(1)%

As shown above, measures of net interest income at risk were slightly more favorable in up-rate scenarios and in down-rate scenarios on September 30, 2024 than on September 30, 2023 over a 12-month modeling period. These measures remained within prescribed policy limits in the up and down interest rate scenarios.

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2024.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total

	(dollars in thousands)
Assets:
Repricing asset balances	$88,616	$28,295	$116,125	$135,323	$368,359

Liabilities and Stockholders' Equity
Repricing liability and equity balances	$51,242	$52,177	$82,074	$182,866	$368,359

GAP	$37,374	$(23,882)	$34,051	$(47,543)
Cumulative GAP	$37,374	$13,492	$47,543	$-
Cumulative GAP as a % of total assets	10.15%	3.66%	12.91%	0.00%

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(20)%	(10)%	(10)%	(20)%
September 30, 2024	6%	3%	(3)%	(10)%
September 30, 2023	9%	5%	(8)%	(15)%

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2024, totaled $22.5 million, an increase of $7.2 million, or 47.38% from $15.2 million at December 31, 2023.

As of September 30, 2024, the Bank was permitted to draw on a $88.9 million line of credit from the FHLB of Atlanta. Short-term borrowings under the line totaled $0 and $20.0 million at September 30, 2024 and December 31, 2023, respectively. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. As of September 30, 2024, the Bank had $30.0 million in outstanding short-term borrowings from the Federal Reserve Bank (“FRB”) under the Bank Term Funding Program (“BTFP”). At December 31, 2023, there was $10.0 million in short-term borrowings outstanding from the FRB. Borrowings under the line are secured by investment securities. As of September 30, 2024, no further advances are available under the BTFP as that program has been terminated by the FRB. The Bank also has a line of credit through the Federal Reserve Discount Window that is limited to the amount of qualifying collateral pledged, for which the amount outstanding at September 30, 2024, totaled $0.

In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, respectively, of which $0 was outstanding as of September 30, 2024.

The Company’s stockholders’ equity increased $1.8 million, or 9.50% during the nine-month period ended September 30, 2024. The increase in equity was primarily due to a 2.7 million decrease in the after-tax net unrealized holding loss on securities available for sale that was partially offset by the $866,000 in dividends paid and the $72,000 net loss in the period ended September 30, 2024.

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

The regulations impose several sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. In addition, there are requirements to maintain a capital conservation buffer which raised the minimum required common equity Tier 1 capital ratio to 7.00%, the Tier 1 capital ratio to 8.50% and the total capital ratio to 10.50%. At September 30, 2024, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 10.11%, a Tier 1 risk-based capital ratio of 15.47%, a common equity Tier 1 risk-based capital ratio of 15.47%, and a total risk-based capital ratio of 16.72%. The Company’s capital amounts and ratios at September 30, 2024 and December 31, 2023 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,755	15.47%	$10,691	4.50%	$15,443	6.50%
Total capital	$39,729	16.72%	$19,006	8.00%	$23,758	10.00%
Tier 1 capital	$36,755	15.47%	$14,255	6.00%	$19,006	8.00%
Tier 1 leverage	$36,755	10.11%	$14,539	4.00%	$18,173	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$37,975	17.37%	$9,840	4.50%	$14,213	6.50%
Total capital	$40,237	18.40%	$17,493	8.00%	$21,867	10.00%
Tier 1 capital	$37,975	17.37%	$13,120	6.00%	$17,493	8.00%
Tier 1 leverage	$37,975	10.76%	$14,113	4.00%	$17,641	5.00%

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

GLEN BURNIE BANCORP
(Registrant)

Date: November 12, 2024	By:	/s/ Mark C. Hanna
Mark C. Hanna
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer