Form 10-K
period 2024-12-31
GLEN BURNIE BANCORP
filed 2025-04-08
CIK 890066

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-24047

GLEN BURNIE BANCORP

(Exact name of registrant as specified in its charter)

MARYLAND	52-1782444
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Crain Highway, S.E., Glen Burnie, Maryland	21061
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(410) 766-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

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

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $9,843,992, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024).  For the purposes of this calculation, directors, executive officers, and controlling investors are considered affiliates.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	GLBZ	The NASDAQ Stock Market LLC

The number of shares of common stock outstanding as of March 19, 2025, was 2,900,681.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLEN BURNIE BANCORP

2024 ANNUAL REPORT ON FORM 10-K

PART I

As used in this Annual Report, the term “the Company” refers to Glen Burnie Bancorp and, unless the context clearly requires otherwise, the terms “we,” “us,” and “our,” refer to Glen Burnie Bancorp and its consolidated subsidiary.

ITEM 1. BUSINESS

GENERAL

Glen Burnie Bancorp (the “Company”) is a bank holding company organized in 1990 under the laws of the State of Maryland. The Company owns all the outstanding shares of capital stock of The Bank of Glen Burnie (the “Bank”), a commercial bank organized in 1949 under the laws of the State of Maryland, serving northern Anne Arundel County and surrounding areas from its main office and branch in Glen Burnie, Maryland and branch offices in Odenton, Riviera Beach, Crownsville, Severn (two locations), Linthicum and Severna Park, Maryland. As of January 31, 2025, the Bank closed the Linthicum branch and anticipates closing the Severna Park branch by May 31, 2025. The Bank also maintains a remote Automated Teller Machine (“ATM”) located in Pasadena, Maryland. The Bank maintains a website at www.thebankofglenburnie.com. It is the oldest independent commercial bank in Anne Arundel County. The Bank is engaged in the commercial and retail banking business as authorized by the banking statutes of the State of Maryland, including the acceptance of demand and time deposits, and the origination of loans to individuals, associations, partnerships and corporations.

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

MARKET AREA

The Bank considers its principal market area for lending and deposit products to consist of Anne Arundel County, Maryland. Anne Arundel County includes the suburbs of the City of Baltimore and maintains a diverse set of economic drivers such as a large international airport, the defense industry, a large number of large private sector employers as well as telecommunications, retail, and distribution operations. The population of Anne Arundel County, Maryland in 2022 was 593,286, 10% up from the 539,305 who lived there in 2010. The population of Anne Arundel County has been growing steadily since 2010 and projected to continue such growth in 2025. The median age for Anne Arundel County residents is 39.6 years. Management believes that the majority of the working population in its market area either commutes to Baltimore or is employed at businesses located at or around the nearby Baltimore Washington

International Airport. Lending activities are broader, including the entire State of Maryland, and, to a limited extent, the surrounding states. All of our revenue is generated within the United States.

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

The Bank’s interest rates, loan and deposit terms, and offered products and services are impacted, to a large extent, by competition. With respect to indirect lending, the Bank faces competition from other banks and the financing arms of automobile manufacturers. We compete in this area by offering competitive rates and a responsive service to dealers. The Bank attempts to provide superior service within its community and to know and facilitate services for its customers. It seeks commercial relationships with small to medium-sized businesses, which the Bank believes would welcome personal service and flexibility. The Bank believes its greatest competition comes from larger intra- and inter-state financial institutions.

STRATEGY

We operate on the premise that the consolidation activities in the banking industry have created an opportunity for a well-capitalized community bank to satisfy banking needs that are no longer being adequately met in the local market. Large national and regional banks are catering to larger customers and provide an impersonal experience, while typical community banks, because of their limited capacity, are able to meet the needs of many small-to-medium-sized businesses. Specifically, as a result of bank mergers, many banks in the Baltimore metropolitan area became local branches of large regional and national banks. Although size gave the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, we believe that these larger, national banks remain focused on a mass market approach which de-emphasizes personal contact and service. We also believe that the centralization of decision-making power at these large institutions has resulted in a lack of customer service. At many of these institutions, determinations are made at the out-of-state “home office" by individuals who lack personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution. We believe that this trend is ongoing and continues to be particularly frustrating to owners of small and medium-sized businesses, business professionals and individual consumers who traditionally have been accustomed to dealing directly with a bank executive who understood their banking needs with the ability to deliver a prompt response.

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

The Bank’s loan approval policy provides for various levels of individual lending authority. The maximum aggregate lending authority granted by the Bank to any one Lending Officer is $750,000. A combination of approvals from certain officers may be used to lend up to an aggregate of $1,000,000. We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follow pricing guidelines established periodically by our management team. The Bank maintains two committees, separate from the Board of Directors, which have authorization to approve credit extensions. The two committees are called the Officer’s Loan Committee (“OLC”) and the Executive Committee (“EC”). The OLC is authorized to approve extensions of credit where the total aggregate amount of credit to the borrower or guarantor is less than or equal to $1,000,000. The OLC consists of the President/Chief Executive Officer (“President/CEO”), Chief Financial Officer (“CFO”), and Chief Lending Officer (“CLO”) plus two additional loan officers. The EC approves extensions of credit where the aggregate amount of credit to an existing borrower is less than or equal to $3,000,000. The EC is comprised of the Chairman of the Board, or the President/CEO plus two (2) outside Directors. Extensions of credit greater than $3,000,000 must be approved by the Board of Directors. Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial conditions of our borrowers and the concentration of loans in our portfolio.

All loans by the Bank to our directors and executive officers and their affiliates require pre-approval by the Bank’s Board of Directors to ensure, among other things, compliance with Section 23A and Section 23B of the Federal Reserve Act and Regulation O promulgated thereunder. It is the Bank’s policy that all approved loans must be made on substantially the same terms as loans made for persons who are unrelated to the Bank.

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

The Bank maintains the normal checks and balances on the loan portfolio not only through the underwriting process but through the utilization of an internal credit administration group that both assists in the underwriting and serves as an additional reviewer of underwriting. The separately managed loan administration group also has oversight into documentation, compliance and timeliness of collection activities. Our internal auditors also review documentation, compliance and file management.

Real Estate Lending

The Bank offers long-term mortgage financing for residential and commercial real estate as well as shorter term construction and land development loans. Residential mortgage and residential construction loans are originated with fixed rates, while commercial mortgages may be originated on either a fixed or variable rate basis. Commercial construction loans may be originated on either a fixed or a variable rate basis. Substantially all of the Bank’s real estate loans are secured by properties in Anne Arundel County, Maryland. Under the Bank’s loan policies, the maximum permissible loan-to-value ratio for owner-occupied residential mortgages is 80% of the lesser of the purchase price or appraised value. With private mortgage insurance this limit may be higher than 80%. For residential investment properties, the maximum loan-to-value ratio is 80%. The maximum permissible loan-to-value ratio for residential and residential construction loans is 80%. The maximum loan-to-value ratio for permanent commercial mortgages is 75%. The maximum loan-to-value ratio for land development loans is 70% and for unimproved land is 65%. The Bank also offers home equity loans secured by the borrower’s primary residence, provided that the aggregate indebtedness on the property does not exceed 90% of its value for loan commitments greater than $100,000. Because mortgage lending decisions are based on conservative lending policies, the Company has no exposure to credit issues affecting the sub-prime residential mortgage market.

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

Indirect Automobile Lending

The Bank commenced its indirect lending program in January 1998. The Bank finances new and used automobiles for terms of no more than 84 months. The Bank will lend a maximum of 90% of invoice on new vehicles. On used vehicles, the Bank will lend no more than 90% of the average retail value as defined by a major national publication approved by the Bank. The Bank requires all borrowers to obtain vendors single interest coverage protecting the Bank against loss in case a borrower’s automobile insurance lapses. The Bank originates indirect loans through a network of dealers which are primarily new car dealers located in Anne Arundel County and the surrounding counties. Participating dealers take loan applications from their customers and transmit them to the Bank for approval.

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

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan, if applicable. To assess a business borrower’s ability to repay, we review and analyze, among other factors: current income, credit history including the Bank’s prior experience with the borrower, cash flow, any secondary sources of repayment, other debt obligations in regard to the equity/net worth of the borrower and collateral available to the Bank to secure the loan.

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

EMPLOYEES

At December 31, 2024, the Bank had 89 full-time equivalent employees. Glen Burnie Bancorp does not currently have any employees. None of our employees are represented by a union or covered under a collective bargaining agreement. Management considers its employee relations to be excellent.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”), which is one of 11 regional banks in the Federal Home Loan Bank System. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. The Bank is required to acquire and hold shares of capital stock of the FHLB as a condition of membership. As of December 31, 2024, the Bank was in compliance with this requirement.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiary. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

As of December 31, 2024, we were in compliance with all applicable regulatory capital requirements.

Loans-to-One Borrower

Under Maryland law, the maximum amount which the Bank is permitted to lend to any one borrower and their related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its allowance for possible credit losses.  By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any credit loss allowances not included in regulatory capital).  As of December 31, 2024, the Bank was in compliance with the loans-to-one-borrower limitations.

Prompt Corrective Action Regulations

The FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2024, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier-1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

Bank holding companies are required to give the Federal Reserve Board notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve Board may disapprove of such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for “well capitalized” banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

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

ITEM 1C. CYBERSECURITY

Glen Burnie Bancorp maintains a cyber risk management program that is designed to prevent, detect, and respond to information security threats.  The Board of Directors is responsible for oversight of the Company’s information security program, which is designed and implemented by management under the direction of the Senior Vice President,  Director of Information Technology.  In addition, the Internal Auditor, Information Security Officer, and Compliance Officer consider cybersecurity threat risks alongside other company risks as part of our overall risk assessment and management process.

The Senior Vice President of Information Technology (“IT”) works with the Managed Service Provider (MSP) information security team, which is responsible for maintaining and implementing our enterprise-wide cybersecurity strategy, standards, and architecture processes.  The Director of IT is responsible for the IT-related security policies.   The Director of IT, in coordination with compliance, the information security officer, and human resources, conducts at least annual and ongoing company-wide information security awareness training.  We have developed processes to identify and oversee risks from cybersecurity threats associated with third-party service providers, which include the Director of IT, vendor management team and the business department head assessing cybersecurity robustness during vendor review before onboarding, the inclusion of protective provisions in vendor agreements, and risk-based monitoring of vendors on an ongoing basis.

The Board of Directors receives regular reports from the Senior Vice President, Director of IT and the Information Security Officer on Glen Burnie Bancorp’s cyber risks and threats, the status of projects to strengthen Glen Burnie Bancorp’s information security systems, assessments of Glen Burnie Bancorp’s security program, and the emerging threat landscape.  Additionally, the Information Technology Committee drives awareness, ownership, and alignment across all business functions for effective cybersecurity risk management and reporting.  Glen Burnie Bancorp annually engages third parties to audit its information security programs, whose findings are reported to the Audit and Information Technology Committees of the Board.  The Company also engages with key vendors, industry participants, government agencies, and intelligence and law enforcement communities as part of our efforts, which are reported to the Information Technology Committee and Board of Directors.

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

ITEM 2. PROPERTIES

The following table sets forth certain information with respect to the Bank’s offices (dollars in thousands):

	Year	Owned/		Approximate
	Opened	Leased	Book Value	Square Footage	Deposits
Main Office:
101 Crain Highway, S.E.	1953	Owned	$939	10,000	$76,874
Glen Burnie, MD 21061

Branches:
Odenton	1969	Owned	62	6,000	30,687
1405 Annapolis Road
Odenton, MD 21113

Riviera Beach	1973	Owned	107	2,500	37,174
8707 Ft. Smallwood Road
Pasadena, MD 21122

Crownsville	1979	Owned	84	3,000	62,530
1221 Generals Highway
Crownsville, MD 21032

Severn	1984	Owned	50	2,500	32,642
811 Reece Road
Severn, MD 21144

New Cut Road	1995	Owned	679	2,600	41,129
740 Stevenson Road
Severn, MD 21144

Linthicum	2005	Leased	13	2,500	18,902
Burwood Village Shopping Center
Glen Burnie, MD 21060

Severna Park	2002	Leased	8	2,184	9,251
534 Ritchie Highway
Severna Park, MD 21146

Operations Centers:
106 Padfield Blvd.	1991	Owned	—	16,200	N/A
Glen Burnie, MD 21061

103 Crain Highway, S.E.	2000	Owned	—	3,727	N/A
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the Company’s executive officers.

NAME	AGE(1)	POSITIONS
Mark C. Hanna	56	President and Chief Executive Officer
Jeffrey Welch	65	Executive Vice President and Chief Credit Officer
Andrew J. Hines	63	Executive Vice President and Chief Lending Officer
Donna L. Smith	62	Senior Vice President and Director of Branch and Deposit Operations
Jeffrey D. Harris	69	Senior Vice President and Treasurer and Chief Financial Officer
Michelle R. Stambaugh	65	Senior Vice President and HR Director
Jonathan Shearin	30	Vice President and Director of Commercial Banking
(1)	Age shown as of December 31, 2024.

MARK C. HANNA was appointed President and Chief Executive Officer of the Company and the Bank effective October 16, 2023. From October 2, 2023, to that date, Mr. Hanna was Executive Vice President. Prior to that, he was President and CEO at two other community banks in Virginia.

JEFFREY WELCH was appointed Executive Vice President and Chief Credit Officer of the Bank effective March 31, 2025. Prior to that he was Chief Credit Officer at Burke & Herbert Bank.

ANDREW J. HINES was appointed Chief Lending Officer of the Bank effective March 1, 2014. He was appointed Senior Lending Officer and Senior Vice President effective January 2, 2014. Effective January 12, 2017, he was appointed Executive Vice President. Mr. Hines and the Bank terminated their relationship effective January 10, 2025.

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

JONATHAN SHEARIN was appointed Vice President and Director of Commercial Banking effective September 16, 2024 and Chief Lending Officer effective March 13, 2025. Prior to that, he was a Commercial Relationship Manager at Shore United Bank and prior to that he was a Vice President and Commercial Relationship Manager at Primis.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized common stock consists of 15,000,000 shares, of which 2,900,681 shares are issued and outstanding as of December 31, 2024. The Common Stock is traded on the Nasdaq Capital Market under the symbol “GLBZ”. As of February 18, 2025, there were 304 record holders of the Common Stock. The closing price for the Common Stock on that date was $4.88.

The following table sets forth the high and low sales prices for the Common Stock as of the last trading date for each quarter end period during 2024 and 2023 as reported by Nasdaq. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Also shown are dividends declared per share during the respective quarterly periods shown.

	2024			2023
Quarter Ended	High	Low	Dividends	High	Low	Dividends

March 31,	$5.50	$5.46	$0.10	$7.40	$7.22	$0.10
June 30,	4.16	3.96	0.10	7.80	7.68	0.10
September 30,	5.75	5.60	—	6.65	6.37	0.10
December 31,	5.85	5.60	—	6.00	5.86	0.10

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

OVERVIEW

This section is intended to help investors understand the financial performance of the Company through a discussion of the factors affecting our financial condition at December 31, 2024 and 2023 and our results of operations for the years ended December 31, 2024 and 2023. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Net interest income was $10.9 million for the year ended December 31, 2024, and $12.1 million for the year ended December 31, 2023. Total interest income increased from $13.3 million in 2023 to $15.2 million in 2024, a 14.1% increase. Interest expense for 2024 totaled $4.3 million, a 255.3% increase from $1.2 million in 2023. Net loss for 2024 was $0.1 million, and net income for 2023 was $1.4 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

General. For the year ended December 31, 2024, the Company reported consolidated net loss of $0.1 million ($ (0.04) per basic and diluted loss per share) compared to consolidated net income of $1.4 million ($0.50 per basic and diluted earnings per share) for the year ended December 31, 2023. The $1.5 million decrease in the 2024 consolidated net income as compared to 2023 was primarily due to a $1.2 million decrease in net interest income, a $748,000 increase in the provision of credit loss allowance, and a $253,000 increase in noninterest expenses, that were partially offset by a $597,000 reduction in income tax expense for 2024.

Annualized return on average assets was (0.03)% at December 31, 2024 compared to 0.40% at December 31, 2023. Annualized return on average equity was (0.58)% and 8.35% at December 31, 2024 and 2023, respectively. The dividend payout ratio was -750% for December 31, 2024 and 80% for December 31, 2023. The equity to asset ratio was 5.0% and 5.5% at December 31, 2024 and 2023, respectively.

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

Consolidated net interest income for the year ended December 31, 2024 was $10.9 million and $12.1 million for the year ended December 31, 2023. Total interest income increased from $13.3 million in 2023 to $15.2 million in 2024, a $1.9 million, or 14.1% increase, primarily due to a $1.9 million increase in interest and fees on loans and a $704,000 increase in interest on deposits with banks and federal funds sold that were partially offset by a $768,000 decrease in interest and dividends on securities.

Total interest expense increased from $1.2 million in 2023 to $4.3 million in 2024, a $3.1 million, or 255.3% increase, primarily due to a $1.1 million increase in interest on short-term borrowings and a $2.0 million increase in interest on deposits. Net interest margin for the year ended December 31, 2024 was 2.98% compared to 3.31% for the year ended December 31, 2023.

The following table allocates changes in income and expense attributable to the Company’s interest-earning assets and interest-bearing liabilities for the periods indicated between changes due to changes in rate and changes in volume. Changes due to rate/volume are allocated to changes due to volume.

	Year Ended December 31,
	2024	VS.	2023
	Change Due To:
	Increase/
(dollars in thousands)	Decrease	Rate	Volume
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$692	$60	$632

Investment securities:
Investment securities available for sale	(768)	(124)	(644)
Restricted equity securities	12	(2)	14
Total investment securities	(756)	(126)	(630)

Loans, net of unearned income
Loans Secured by Real Estate
Construction and land	314	163	151
Farmland	—	—	—
Single-family residential	1,053	387	666
Multi-family	(11)	(14)	3
Commercial	220	95	125
Total loans secured by real estate	1,576	631	945
Commercial and Industrial
Commercial and industrial	387	154	233
SBA guaranty	(7)	11	(18)
Total commercial and industrial loans	380	165	215
Consumer Loans
Consumer	(9)	(18)	9
Automobile	(8)	419	(427)
Total consumer loans	(17)	401	(418)
Total gross loans(1)	1,939	1,197	742
Total interest-earning assets	$1,875	$1,131	744

LIABILITIES:
Interest-bearing deposits:
Interest-bearing checking and savings	$(8)	$16	$(24)
Money market	2,078	529	1,549
Other time deposits	(50)	82	(132)
Total interest-bearing deposits	2,020	627	1,393
Borrowed funds	1,049	676	373
Total interest-bearing liabilities	$3,069	$1,303	$1,766

The following table provides information for the designated periods with respect to the average balances, income and expense and annualized yields and costs associated with various categories of interest-earning assets and interest-bearing liabilities.

	Year Ended December 31,
	2024			2023
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(dollars In thousands)
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$25,469	$1,279	5.02%	$12,892	$587	4.55%

Investment securities:
Investment securities available for sale	148,037	3,379	2.49	173,902	4,147	2.38
Restricted equity securities	745	56	7.51	565	44	7.74
Total investment securities	148,782	3,435	2.31	174,467	4,191	2.40

Loans Secured by Real Estate
Construction and land	6,260	498	7.96	4,359	184	4.23
Farmland	319	16	5.06	329	16	5.04
Single-family residential	94,130	4,774	5.53	82,091	3,721	4.53
Multi-family	5,094	249	5.33	5,043	260	5.15
Commercial	44,028	2,638	5.99	41,935	2,418	5.77
Total loans secured by real estate	149,831	8,175	5.46	133,757	6,599	4.93
Commercial and Industrial
Commercial and industrial	14,503	855	5.89	10,541	468	4.44
SBA guaranty	5,771	478	8.28	5,984	485	8.10
Total commercial and industrial loans	20,274	1,333	6.57	16,525	953	5.77
Consumer Loans
Consumer	2,847	25	0.89	1,827	34	1.87
Automobile	19,694	965	5.35	27,681	973	3.51
Total consumer loans	22,541	990	4.39	29,508	1,007	3.41
Total gross loans(1)	192,646	10,498	5.45	179,790	8,559	4.76
Total interest-earning assets	366,897	15,212	4.15	367,149	13,337	3.63
Cash and due from banks	2,108			2,173
Allowance for credit losses	(2,460)			(2,144)
Other assets	(2,551)			(5,447)
Total assets	$363,994			$361,731

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$110,736	92	0.08%	$139,703	100	0.07%
Money market	58,891	2,154	3.66	16,558	76	0.46
Certificates of deposit	28,934	287	0.99	42,221	337	0.80
Total interest-bearing deposits	198,561	2,533	1.28	198,482	513	0.26
Borrowed funds:
Bank Term Funding Program	22,303	1,208	5.41	5,222	282	5.41
FHLB advances	10,417	530	5.09	7,357	407	5.54
Federal funds purchased	1	—	—	1	—	—
Total interest-bearing liabilities	231,281	4,271	1.85	211,062	1,202	0.57

Non-interest-bearing deposits	111,277			131,613
Other liabilities	2,267			1,951

Stockholder's equity	19,169			17,105
Total liabilities and equity	$363,994			$361,731
Net interest income		$10,941			$12,135
Net interest spread			2.30%			3.06%
Net interest margin			2.98%			3.31%
1	Nonaccrual loans included in average balance.

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

During the year ended December 31, 2024, the Company recognized a credit loss provision - loans of $0.8 million, compared to $0.1 million for the year ended December 31, 2023. The increase was primarily driven by a $61,000 increase in net charge offs, a $28.2 million increase in the reservable balance of the loan portfolio and a 0.16% increase in the current expected credit loss percentage. The allowance for credit losses - loans was $2.8 million, or 1.4% of total loans at December 31, 2024, compared to $2.2 million, or 1.2% of total loans at December 31, 2023. At December 31, 2024, the allowance for credit losses - loans equaled 788.6% of nonaccrual loans and loans past due by 90+ days compared to 409.5% at December 31, 2023. During the year ended December 31, 2024, the Company recorded net charge offs of $0.2 million compared to net charge offs of $0.1 million during the year ended December 31, 2023.

Noninterest Income. Noninterest income includes service charges on deposit accounts, other fees and commissions, and income on life insurance policies. Noninterest income increased from $1.1 million in 2023 to $1.2 million in 2024, a $57,000, or 5.2% increase. The increase was primarily due to a $52,000 increase in other fees and commissions earned in 2024 compared to 2023.

Noninterest Expenses. Noninterest expenses increased from $11.6 million in 2023 to $11.9 million in 2024, a $253,000 or 2.2% increase. Legal, accounting and other professional fees increased by $122,000, or 12.3%, to $1.1 million at December 31, 2024, compared to $1.0 million at December 31, 2023. Other expenses rose by $195,000, or 16.2% to $1.4 million while salary and employee benefits decreased from $6.7 million at December 31, 2023 to $6.6 million at December 31, 2024, a decrease of $130,000 or 1.9%.

Income Taxes. During the year ended December 31, 2024, the Company recorded an income tax benefit of $525,000, compared to an expense of $72,000 for the year ended December 31, 2023, a $597,000 or 829.2% decrease in expense. This decrease was primarily due to $2.1 million, or 142.5% lower income before taxes in 2024 compared to 2023.

FINANCIAL CONDITION

Total assets increased by $7.1 million, or 2.0% to $359.0 million at December 31, 2024, compared to $351.8 million at December 31, 2023. The increase was primarily a result of increases in interest-bearing deposits in other financial institutions and the loan portfolio, offset by declines in the investment securities available for sale portfolio.

Cash and cash equivalents at December 31, 2024 were $24.5 million compared to $15.2 million at December 31, 2023. Loans, net at December 31, 2024 were $202.4 million compared to $174.2 million at December 31, 2023, a decrease of $28.2 million or 16.2%. At year-end 2024, investment securities had decreased $31.5 million, or 22.6% to $107.9 million compared to year end 2023. At December 31, 2024, total deposits were $309.2 million compared to $300.1 million at the end of 2023, a 3.0% increase during the period. Total borrowings were $30.0 million at December 31, 2024 unchanged from December 31, 2023.

Cash

Cash and cash equivalents increased by $9.2 million primarily due to a $9.1 million increase in deposit balances and a $30.6 million decrease in investment securities that was partially offset by a $28.9 million increase in loans net of deferred fees and costs.

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

The investment portfolio consists primarily of U.S. Agency mortgage-backed securities, U.S. Government agency securities, and municipal obligations. The income from state and municipal obligations may be taxable or tax-exempt from federal and state income tax. State and municipal obligations from the State of Maryland are exempt from federal and state income taxes. We use the investment portfolio as a source of both liquidity and earnings. Management continuously evaluates investment options that will produce income without assuming significant credit or interest rate risk and looks for opportunities to use liquidity from maturing investments to reduce our use of high-cost time deposits and borrowed funds.

During 2024, the Company’s investment securities portfolio totaled $107.9 million, a $31.5 million, or 22.58% decrease from $139.4 million at December 31, 2023. This decrease was primarily driven by $30.5 million of paydowns and redemptions of investment securities, and a $0.9 million increase in the unrealized loss on available for sale securities during 2024.

The composition of investment securities, at carrying value, at December 31, 2024 and 2023 are presented in the following table:

	2024		2023
(dollars in thousands)	Amount	%	Amount	%
Available for sale securities:
U.S. Treasury	$—	—%	$6,945	5.0%
U.S. Government agency	23,538	21.8%	37,694	27.0%
Residential mortgage-backed securities	50,659	46.9%	59,775	42.9%
State and municipal	32,411	30.0%	33,729	24.2%
Corporate securities	1,341	1.3%	1,284	0.9%
Total debt securities	$107,949	100.0%	$139,427	100.0%

At December 31, 2024, the Company had municipal securities from eight single issuers that, individually, were more than 10% of stockholders’ equity, which totaled $30.4 million.

Maturities and weighted average yields for investment securities at December 31, 2024 are presented in the following table:

	Mortgage Backed		Municipals		U.S. Government Agencies		Corporates
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Due within one year	$318	5.49%	$1,003	2.52%	$—	—%	$—	—%
Due over one to five years	1,520	2.20	235	1.06	3,777	1.34	—	—
Due over five to ten years	15,129	2.08	5,191	2.76	9,597	1.76	1,500	3.75
Due over ten years	41,724	2.49	36,178	2.61	17,994	1.86	—	—

Total securities available for sale	$58,691	2.38%	$42,607	2.62%	$31,368	1.76%	$1,500	3.75%

________________________

(1)	Yields are stated as book yields which are adjusted for amortization and accretion of purchase premiums and discounts, respectively.
(2)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Restricted Equity Securities

Restricted equity securities were $1.7 million and $1.2 million at December 31, 2024 and 2023, respectively.

Loans

A comparison of the loan portfolio for the years indicated is presented in the following table:

	December 31,
	2024		2023		2022		2021		2020
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Loans Secured by Real Estate
Construction and land	$8,882	4%	$4,636	3%	$4,499	2%	$4,087	2%	$2,553	1%
Farmland	315	—	325	—	333	—	342	—	350	—
Single-family residential	98,993	48	86,887	49	80,251	43	78,119	37	82,520	33
Multi-family	5,022	3	5,165	3	5,304	3	5,428	3	6,105	2
Commercial	48,726	24	39,217	22	42,936	23	48,729	23	57,027	22
Total loans secured by real estate	161,938	79	136,230	77	133,323	71	136,705	65	148,555	58
Commercial and Industrial
Commercial and industrial	16,705	8	10,850	6	8,990	5	10,003	5	10,800	4
SBA guaranty	5,691	3	5,924	4	6,158	3	6,397	3	7,200	3
Comm SBA PPP	—	—	—	—	—	—	1,047	—	9,912	4
Total commercial and industrial loans	22,396	11	16,774	10	15,148	8	17,447	8	27,912	11
Consumer Loans
Consumer	2,880	1	2,039	1	1,521	1	2,090	1	3,063	1
Automobile	18,005	9	21,264	12	36,448	20	54,150	26	74,242	30
Total consumer loans	20,885	10	23,303	13	37,969	21	56,240	27	77,305	31
Gross loans	205,219	100%	176,307	100%	186,440	100%	210,392	100%	253,772	100%
Allowance for credit losses	(2,839)		(2,157)		(2,162)		(2,470)		(1,476)
Net loans	$202,380		$174,150		$184,278		$207,922		$252,296

The Company’s net loan receivables increased by $28.2 million to $202.4 million at December 31, 2024 from $174.2 million at December 31, 2023 primarily due to $67.4 million in new originations outpacing $39.2 million in pay downs. This change in the composition of the loan portfolio resulted primarily from a $4.2 million increase in construction and land loans, a $12.1 million increase in single-family loans, a $9.5 million increase in commercial real estate loans, and a $5.9 million increase in commercial and industrial loans, offset by a $3.2 million decrease in automobile loans.

The following table summarizes the scheduled repayments of our loan portfolio, both by loan category and by fixed and adjustable rates, at December 31, 2024. Demand loans and loans which have no stated maturity, are treated as due in one year or less:

	Due Within	Due Over One To	Due Over
	One Year	Five Years	Five Years	Total

	(dollars in thousands)
By Loan Category:
Loans Secured by Real Estate
Construction and land	$3,154	$2,285	$3,443	$8,882
Farmland	—	—	315	315
Single-family residential	38	1,678	97,277	98,993
Multi-family	—	—	5,022	5,022
Commercial	—	12,494	36,232	48,726
Total loans secured by real estate	3,192	16,457	142,289	161,938
Commercial and Industrial
Commercial and industrial	143	13,352	3,210	16,705
SBA guaranty	—	314	5,377	5,691
Total commercial and industrial loans	143	13,666	8,587	22,396
Consumer Loans
Consumer	15	427	2,438	2,880
Automobile	793	8,944	8,268	18,005
Total consumer loans	808	9,371	10,706	20,885
Gross loans	$4,143	$39,494	$161,582	$205,219

	Fixed Rate	Adjustable Rate	Total

By Loan Category:
Loans Secured by Real Estate
Construction and land	$5,027	$3,855	$8,882
Farmland	315	—	315
Single-family residential	88,991	10,002	98,993
Multi-family	5,022	—	5,022
Commercial	20,956	27,770	48,726
Total loans secured by real estate	120,311	41,627	161,938
Commercial and Industrial
Commercial and industrial	14,946	1,759	16,705
SBA guaranty	626	5,065	5,691
Total commercial and industrial loans	15,572	6,824	22,396
Consumer Loans
Consumer	2,880	—	2,880
Automobile	18,005	—	18,005
Total consumer loans	20,885	—	20,885
Gross loans	$156,768	$48,451	$205,219

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

The Bank experienced a $167,000 or 31.7% decrease in the total nonperforming loans in 2024. The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, for the years indicated:

	As of December 31,
	2024	2023	2022	2021	2020
(dollars in thousands)
Nonaccrual loans	$360	$527	$488	$338	$4,512
Accruing loans past due 90+ days	-	-	10	15	18

Total nonperforming loans	360	527	498	353	4,530

Real estate acquired through foreclosure	-	-	-	-	575

Total nonperforming assets	$360	$527	$498	$353	$5,105

Nonperforming loans to gross loans	0.2%	0.3%	0.3%	0.2%	1.8%

Allowance for credit losses to nonperforming loans	788.6%	409.5%	434.0%	700.3%	32.6%

Nonperforming assets, which consist of nonaccrual loans, loans to borrowers experiencing financial difficulty, accruing loans past due 90 days or more, and real estate acquired through foreclosure, decreased to $0.4 million at December 31, 2024 from $0.5 million at December 31, 2023. Nonperforming assets represented 0.10% of total assets at December 31, 2024, compared to 0.15% at December 31, 2023. Management has worked diligently to identify borrowers that may be facing difficulties in order to restructure terms where appropriate, secure additional collateral or pursue foreclosure and other secondary sources of repayment.

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

Residential mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans secured by personal property, such as automobile loans, generally experience medium credit losses. Unsecured loan products, such as personal revolving credit, have the highest credit loss experience and for that reason, the Bank has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending can vary significantly, as losses as a percentage of outstanding loans can shift widely during economic cycles and are particularly sensitive to changing economic conditions. Generally, improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet their particular debt service requirements. Improvements, if any, in operating cash flows can be offset by the impact of rising interest rates that may occur during improved economic times. Inconsistent economic conditions may have an adverse effect on the operating results of commercial customers, reducing their ability to meet debt service obligations.

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

The allowance was $2.8 million at December 31, 2024, compared to $2.2 million at December 31, 2023. The allowance as a percentage of total portfolio loans was 1.4% at December 31, 2024 and 1.2% at December 31, 2023.

During the year ended December 31, 2024, the Company recorded net charge offs of $0.2 million compared to $0.1 million during the year ended December 31, 2023.

The following table reflects activity in the allowance for credit losses - loans for the periods indicated:

	Year Ended December 31,
	2024	2023	2022	2021	2020

	(dollars in thousands)
Beginning Balance	$2,157	$2,162	$2,470	$1,476	$2,066
Impact of ASC 326 adoption	—	—	—	1,574	—
Loans charged-off
Loans Secured by Real Estate
Construction and land	—	—	—	—	—
Farmland	—	—	—	—	—
Single-family residential	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	—	—	—	—	—
Commercial and Industrial
Commercial and industrial	—	—	200	—	—
SBA guaranty	299	—	9	—	—
Total commercial and industrial loans	299	—	209	—	—
Consumer Loans
Consumer	18	79	14	2	—
Automobile	67	124	169	251	392
Total consumer loans	85	203	183	253	392
Total loans charged-off	384	203	392	253	392

Recoveries
Loans Secured by Real Estate
Construction and land	—	—	—	—	—
Farmland	—	—	—	—	—
Single-family residential	—	—	—	408	266
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	—	—	—	408	266
Commercial and Industrial
Commercial and industrial	—	—	—	—	20
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	20
Consumer Loans
Consumer	133	1	8	—	6
Automobile	89	101	188	240	199
Total consumer loans	222	102	196	240	205
Total recoveries	222	102	196	648	491

Net charge offs (recoveries)	162	101	196	(1,969)	(99)
Provision (release) for credit loss	844	96	(112)	(975)	(689)
Balance at end of year	$2,839	$2,157	$2,162	$2,470	$1,476

Allowance as a percentage of total loans at the end of the year	1.38%	1.22%	1.16%	1.17%	0.58%
Net charge offs (recoveries) as a percentage of average loans during the year	0.08%	0.06%	0.10%	(0.84)%	(0.04)%

The following table reflects net charge-offs (recoveries) as a percent of average loans by category:

	2024	2023

Loans Secured by Real Estate	—%	—%
Construction and land	—	—
Farmland	—	—
Single-family residential	—	—
Multi-family	—	—
Commercial	—	—
Total loans secured by real estate	—	—
Commercial and Industrial
Commercial and industrial	—	—
SBA guaranty	5.18	—
Total commercial and industrial loans	1.47	—
Consumer Loans
Consumer	(4.04)	4.30
Automobile	(0.11)	0.08
Total consumer loans	(0.61)	0.34
Total net charge-offs (recoveries)	0.08	0.06

The following table reflects the amount and percentage of credit loss allowance for each category for the periods indicated:

	At December 31,
	2024		2023
		Percentage		Percentage
		Of Loans		Of Loans
	Allowance	In Each	Allowance	In Each
	For Each	Category To	For Each	Category To
Portfolio	Category	Total Loans	Category	Total Loans
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$40	4.3%	$31	2.6%
Farmland	16	0.2	18	0.2
Single-family residential	1,529	48.3	1,290	49.3
Multi-family	224	2.4	96	2.9
Commercial	507	23.7	190	22.2
Total loans secured by real estate	2,316	78.9	1,625	77.2
Commercial and Industrial
Commercial and industrial	272	8.1	304	6.1
SBA guaranty	38	2.8	21	3.4
Total commercial and industrial loans	310	10.9	325	9.5
Consumer Loans
Consumer	45	1.4	30	1.2
Automobile	168	8.8	177	12.1
Total consumer loans	213	10.2	207	13.3
Total	$2,839	100.0%	$2,157	100.0%

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

The following deposit table presents the composition of deposits at December 31, 2024 and 2023:

	2024		2023		2024 vs 2023
	Amount in	% of	Amount in	% of	$	%
	thousands	Total	thousands	Total	Change	Change
Noninterest-bearing deposits	$100,747	32.6%	$116,922	39.0%	$(16,175)	(13.8)%

Interest-bearing deposits:
Checking	25,487	8.2%	28,571	9.5%	(3,084)	(10.8)%
Savings	75,444	24.4%	93,104	31.0%	(17,660)	(19.0)%
Money market	81,513	26.4%	26,836	9.0%	54,677	203.7%
Total interest-bearing checking, savings and money market deposits	182,444	59.0%	148,511	49.5%	33,933	22.8%

Time deposits of $250,000 or less	24,865	8.0%	32,133	10.7%	(7,268)	(22.6)%
Time deposits of more than $250,000	1,133	0.4%	2,501	0.8%	(1,368)	(54.7)%
Total time deposits	25,998	8.4%	34,634	11.5%	(8,636)	(24.9)%

Total interest-bearing deposits	208,442	67.4%	183,145	61.0%	25,297	13.8%

Total Deposits	$309,189	100.0%	$300,067	100.0%	$9,122	3.0%

Total deposits were $309.2 million at December 31, 2024, an increase of $9.1 million, or 3.0%, when compared to $300.1 million recorded at December 31, 2023. Within the deposit base, noninterest-bearing deposit balances decreased $16.2 million, or 13.8%, interest-bearing checking account balances decreased $3.1 million, or 10.8%, interest-bearing savings account balances decreased by $17.7 million, or 19.0%, money market balances increased $54.7 million, or 203.7%, and time deposit balances decreased by $8.6 million, or 24.9%, when compared to the amounts at December 31, 2023.

The following table presents the maturity distribution for time deposits of $250,000 or more at December 31, 2024:

(dollars in thousands)	Amount
Three months or less	$—
Over three months through twelve months	—
Over twelve months through twenty-four months	552
Over twenty-four months	581
Total Time Deposits of $250,000 or More	$1,133

Borrowings

The Bank uses borrowings from the Federal Home Loan Bank (“FHLB”) of Atlanta, of which it is a member, to supplement funding from deposits. The Bank’s total credit availability is $92.1 million at December 31, 2024 and it may draw $52.3 million which is secured by a floating lien on the Bank’s residential first mortgage loans and pledged securities.

As of December 31, 2024, the Bank was permitted to draw on a line of credit from the Federal Reserve Bank’s discount window. Credit is available up to the total value of investment securities pledged as collateral. Borrowings under the line are secured by investment securities of $45.4 million at December 31, 2024 and there were no outstanding loan balances.

The Bank has available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million as of December 31, 2024.

CAPITAL RESOURCES

Ample capital is necessary to sustain growth, provide a measure of protection against unanticipated declines in asset values and safeguard the funds of depositors. Capital also provides a source of funds to meet loan demand and enables us to manage assets and liabilities effectively.

Stockholders’ equity decreased to $17.8 million at December 31, 2024, compared to $19.3 million at December 31, 2023. The $1.5 million, or 7.8%, decrease for the year ended December 31, 2024, resulted primarily from a $622,000 increase in net unrealized losses on the available for sale bond portfolio, a $112,000 net loss and $865,000 in dividends paid that were partially offset by $91,000 stock issuances under the dividend reinvestment program. The book value of the Company’s common stock was $6.14 at December 31, 2024 and $6.70 at December 31, 2023.

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

For regulatory capital purposes, deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities) are excluded from regulatory capital, in addition to certain overall limits on net deferred tax assets as a percentage of common equity Tier 1 capital. At December 31, 2024, none of the Bank’s net deferred tax asset was excluded from common equity Tier 1, Tier 1 and total regulatory capital. We will continue to evaluate the realizability of our net deferred tax asset on a quarterly basis for both financial reporting and regulatory capital purposes. This evaluation may result in the inclusion of a deferred tax asset in regulatory capital in an amount that is different from the amount determined under GAAP.

In addition, the Bank is required to maintain a minimum level of Tier 1 capital to average total assets excluding intangibles. This measure is known as the leverage ratio. The current regulatory minimum for the leverage ratio for institutions to be considered “well capitalized” is 5.00%, but an individual institution could be required to maintain a higher level.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total, common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and a leverage ratio of Tier 1 capital (as defined) to average tangible assets (as defined). At December 31, 2024 and 2023, the Bank had regulatory capital in excess of that required under each requirement and was classified as “well capitalized”.

Actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Common Equity Tier 1 Capital	$36,481	15.15%	$10,837	4.50%	$15,653	6.50%
Total Risk-Based Capital	$39,496	16.40%	$19,265	8.00%	$24,082	10.00%
Tier 1 Risk-Based Capital	$36,481	15.15%	$14,449	6.00%	$19,265	8.00%
Tier 1 Leverage	$36,481	9.97%	$14,640	4.00%	$18,300	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Common Equity Tier 1 Capital	$37,975	17.37%	$9,840	4.50%	$14,213	6.50%
Total Risk-Based Capital	$40,237	18.40%	$17,493	8.00%	$21,867	10.00%
Tier 1 Risk-Based Capital	$37,975	17.37%	$13,120	6.00%	$17,493	8.00%
Tier 1 Leverage	$37,975	10.76%	$14,113	4.00%	$17,641	5.00%

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

The borrowing requirements of customers include commitments to extend credit and the unused portion of lines of credit, which totaled $31.6 million at December 31, 2024. Management notes that, historically, a small percentage of unused lines of credit are actually drawn down by customers within a 12-month period.

Our most liquid assets are cash and assets that can be readily converted into cash, including interest-bearing deposits with banks and federal funds sold, and investment securities. At December 31, 2024, we had $2.0 million in cash and due from banks, $22.5 million in interest-bearing deposits with banks and federal funds sold, and $107.9 million in investment securities available for sale.

The Bank also has external sources of funds through the FHLB, and Federal Reserve Discount Window which can be drawn upon when required. The Bank has a line of credit totaling approximately $92.1 million with the FHLB of which $62.1 million was available to be drawn on December 31, 2024, subject to qualifying loans and securities pledged as collateral. The lines of credit with the Federal Reserve are limited to the amount of qualifying collateral pledged which totaled $33.4 million at December 31, 2024.

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

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. As of December 31, 2024, the Bank has accrued $584,000 as a reserve for credit losses on unfunded commitments, an increase of $111,000 from the $473,000 accrued as of December 31, 2023. Unfunded commitments related to these financial instruments with off balance sheet risk, are included in “other liabilities”. The additional provision amount is included in ‘other expense’.

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

At December 31, 2024, the net interest income simulation analysis indicated that the Bank is in an asset sensitive position in all falling rate scenarios and is in a liability sensitive position in all rising rate scenarios. Overall, falling rate scenarios indicate a fairly balanced profile. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	-15%	-10%	-10%	-15%
December 31, 2024	-1%	-1%	-2%	-6%
December 31, 2023	-5%	-2%	-1%	-2%

As shown above, measures of net interest income at risk were slightly less favorable in up-rate scenarios but more favorable in down-rate scenarios on December 31, 2024 than on December 31, 2023 over a 12-month modeling period. These measures remained within prescribed policy limits in the up and down interest rate scenarios.

The following table sets forth the Company’s interest-rate sensitivity at December 31, 2024, as measured by the Gap analysis.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total

	(dollars in thousands)
Assets:
Repricing asset balances	$83,773	$28,008	$111,068	$136,107	$358,956

Liabilities and Stockholders' Equity
Repricing liability and equity balances	$83,371	$23,322	$80,109	$172,154	$358,956

GAP	$402	$4,686	$30,959	$(36,047)
Cumulative GAP	$402	$5,088	$36,047	$-
Cumulative GAP as a % of total assets	0.1%	1.4%	10.0%	0.0%

Falling Rates: If market rates decline in a parallel fashion (i.e., down 100 or 200 bp over 12 months), projected NII levels quickly fall beneath the base rates scenario and present potential exposure to NII over the life of the simulation as the asset base is assumed to be recycled into lower rates while the low cost nature of the current funding base severely limits the amount of relief it can provide to asset yield pressures.

Rising Rates: Over the first 12 months in our rising rate scenarios, projected NII shows a slight decrease in projected net interest income at December 31, 2024 compared to a projected slight increase at December 31, 2023. At December 31, 2024 and December 31, 2023, NII trends upward over the following months as more assets reprice more quickly than our interest-bearing deposits.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	-20%	-10%	-10%	-20%
December 31, 2024	10%	6%	-11%	-19%
December 31, 2023	11%	6%	-10%	-19%

In a decreasing interest rate environment, the Company’s interest income changes at a rate consistent with changes in its total interest expense, thereby resulting in a balanced profile, with net interest income exhibiting minor changes in falling rate scenarios.  Conversely, in an increasing interest rate environment the increases in the Company’s interest income will be less than increases in its interest expense, thereby resulting in lower net interest income.  In a rising interest rate environment, the Company is positioned to generate less economic value of equity as the duration of the assets is longer than the duration of the liabilities, with liabilities repricing more quickly than our assets.  Conversely, the Company’s economic value of equity increases in a falling interest rate environment as the longer initial duration of the assets benefits the Company in falling rate scenarios.  Thus, the economic value of equity increases compared to the base case.  The measured change in EVE in the +100 bps shock as of December 31, 2024 of -11% is slightly outside of the policy limit of -10%.  This is due in part to a shift in the deposit mix during the 4th quarter of 2024, with balances in demand deposits accounts decreasing and balances in money market accounts increasing. Going forward, the Company acknowledges that reducing long term mortgages off the balance sheet will help mitigate this position.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industries in which we operate. All intercompany transactions are eliminated in consolidation and certain reclassifications are made when necessary, in order to conform the previous year’s financial statements to the current year’s presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the most important variables in the estimation process:

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

Going forward, the impact of utilizing the CECL methodology to calculate the ACL will be significantly influenced by the composition, characteristics, and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility in our reported earnings. For further information regarding the Bank’s allowance for credit losses, see “Allowance for Credit Losses,” in Note 4 to the consolidated financial statements.

Other significant accounting policies are presented in Note 1 to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.  We have not substantively changed any aspect of our overall approach in the application of the foregoing policy.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and have concluded that the system was ineffective as of December 31, 2024.

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

Management (with the participation of the Company’s CEO and CFO) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Identified Material Weakness – Journal Entry Permissions

Management identified that as of December 31, 2024, the Company had ineffective design and operation of controls over the segregation of duties to prevent unauthorized or erroneous journal entries. The Company had not implemented system restrictions or compensating controls to require secondary review and approval of journal entries before they are posted.

The material weakness did not result in a material misstatement to the Company’s consolidated financial statements, however, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. The Company concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Plan to Remediate the Identified Material Weakness – Journal Entry Permissions

Management has taken the required steps to implement system-based controls that require a second person review and approve journal entries before allowing journal entries to be posted. However, the material weakness cannot be considered fully remediated until the changes to the production environment have been in place and operated for a sufficient period of time to enable management to conclude, through testing, that these controls are designed and operating effectively. Accordingly, management will continue to monitor and evaluate the effectiveness of our internal control over financial reporting in the activities affected by the material weakness described above.

Identified Material Weakness – Current Estimated Credit Losses

Management has not fully implemented a comprehensive control framework to ensure key CECL model inputs, assumptions, and results are appropriately validated, documented, and assessed for reasonableness through the financial statement issuance date. Additionally, third-party data was relied upon without appropriately verifying the information.

The material weakness did not result in a material misstatement to the Company’s consolidated financial statements, however, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. The Company concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Plan to Remediate the Identified Material Weakness – Current Estimated Credit Losses

Since identifying the material weakness described above, management, with oversight from the Audit Committee, has begun to implement enhancements to policies and procedures intended to address the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting. With respect to validation of the third-party data, management will investigate the issue and based on its findings will recommend appropriate procedures designed to validate the data.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation plans discussed above, there have been no other changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Proposal I — Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.  The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.  The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.  The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

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

19	Glen Burnie Bancorp Insider Trading and Confidentiality Policy (filed herewith)
21	Subsidiary of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001, File No. 0-24047)
23.1	Consent of UHY LLP, Certified Public Accountants (filed herewith)
31.1	Rule 15d-14(a) Certification by the Principal Executive Officer (filed herewith)
31.2	Rule 15d-14(a) Certification by the Principal Accounting Officer (filed herewith)
32	Certification by the Principal Executive Officer and Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97	Executive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023, File No. 0-24047)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

April 8, 2025	By:	/s/ Mark C. Hanna
Mark C. Hanna
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark C. Hanna	President, Chief Executive Officer	April 8, 2025
Mark C. Hanna	and Director

/s/ Jeffrey D. Harris	Senior Vice President and Chief Financial Officer	April 8, 2025
Jeffrey D. Harris

/s/ John E. Demyan	Chairman of the Board and Director	April 8, 2025
John E. Demyan

/s/ Thomas Clocker	Director	April 8, 2025
Thomas Clocker

/s/ Jay Baldwin	Director	April 8, 2025
Jay Baldwin

/s/ Julie Mussog	Director	April 8, 2025
Julie Mussog

/s/ Felton Magee, Jr.	Director	April 8, 2025
Felton Magee, Jr.

/s/ F. W. Kuethe, III	Director	April 8, 2025
F. W. Kuethe, III

/s/ Andrew Cooch	Director	April 8, 2025
Andrew Cooch

/s/ Joan M. Rumenap	Director	April 8, 2025
Joan M. Rumenap

/s/ Mary Louise Wilcox	Director	April 8, 2025
Mary Louise Wilcox

/s/ Stanford D. Hess	Director	April 8, 2025
Stanford D. Hess

Glen Burnie Bancorp and Subsidiary

Consolidated Financial Statements

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Glen Burnie Bancorp and Subsidiaries

Glen Burnie, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Glen Burnie Bancorp and Subsidiaries (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s loan portfolio totaled $205.2 million and has recorded an allowance for credit losses (“ACL”) in the amount of $2.8 million as of December 31, 2024. The Company estimates the allowance for credit losses at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as the estimated credit losses inherent in the remainder of the loan portfolio. The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, risk grading loans, identifying loan impairments, among others. Different assumptions and conditions could result in a materially different amount for the ACL.

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

We have served as the Company’s auditor since 2022 .

Salisbury, Maryland

April 8, 2025

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2024	2023

ASSETS
Cash and due from banks	$2,012	$1,940
Interest-bearing deposits in other financial institutions	22,452	13,301
Cash and Cash Equivalents	24,464	15,241
Investment securities available for sale, at fair value	107,949	139,427
Restricted equity securities, at cost	1,671	1,217
Loans, net of deferred fees and costs	205,219	176,307
Less: Allowance for credit losses	(2,839)	(2,157)
Loans, net	202,380	174,150
Premises and equipment, net	2,678	3,046
Bank owned life insurance	8,834	8,657
Deferred tax assets, net	8,548	7,897
Accrued interest receivable	1,345	1,192
Accrued taxes receivable	148	121
Prepaid expenses	471	475
Other assets	468	390
Total Assets	$358,956	$351,813

LIABILITIES
Noninterest-bearing deposits	$100,747	$116,922
Interest-bearing deposits	208,442	183,145
Total Deposits	309,189	300,067
Short-term borrowings	30,000	30,000
Defined pension liability	330	324
Accrued expenses and other liabilities	1,620	2,097
Total Liabilities	341,139	332,488

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,900,681 and 2,882,627 shares as of December 31, 2024 and December 31, 2023, respectively.	2,901	2,883
Additional paid-in capital	11,037	10,964
Retained earnings	22,882	23,859
Accumulated other comprehensive loss	(19,003)	(18,381)
Total Stockholders' Equity	17,817	19,325

Total Liabilities and Stockholders' Equity	$358,956	$351,813

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023

INTEREST INCOME
Interest and fees on loans	$10,498	$8,559
Interest and dividends on securities	3,379	4,147
Interest on deposits with banks and federal funds sold	1,335	631
Total Interest Income	15,212	13,337

INTEREST EXPENSE
Interest on deposits	2,533	513
Interest on short-term borrowings	1,738	689
Total Interest Expense	4,271	1,202

Net Interest Income	10,941	12,135

Provision of credit loss allowance	844	96

Net interest income after provision for credit losses	10,097	12,039

NONINTEREST INCOME
Service charges on deposit accounts	150	159
Other fees and commissions	829	777
Income on life insurance	178	164
Total Noninterest Income	1,157	1,100

NONINTEREST EXPENSE
Salary and employee benefits	6,580	6,710
Occupancy and equipment expenses	1,325	1,294
Legal, accounting and other professional fees	1,115	993
Data processing and item processing services	1,016	1,005
FDIC insurance costs	161	163
Advertising and marketing related expenses	117	97
Loan collection costs	25	22
Telephone costs	154	151
Other expenses	1,398	1,203
Total Noninterest Expenses	11,891	11,638

(Loss) income before income taxes	(637)	1,501

Income tax (benefit) expense	(525)	72

NET (LOSS) INCOME	$(112)	$1,429

Basic and diluted net (loss) income per share of common stock	$(0.04)	$0.50

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(dollars in thousands)

	Year Ended
	December 31,
	2024	2023

Net (loss) income	$(112)	$1,429

Other comprehensive (loss) income:

Net unrealized (loss) gain on securities available for sale:
Net unrealized (loss) gain on securities during the period	(857)	3,961
Income tax benefit (expense) relating to item above	235	(1,090)
Reclassification adjustment for gain on sales of securities included in net income	—	—
Net effect on other comprehensive (loss) income	(622)	2,871

Other comprehensive (loss) income	(622)	2,871

Comprehensive (loss) income	$(734)	$4,300

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)
	Stock	Capital	Earnings	Income	Total

Balances, December 31, 2022	$2,865	$10,862	$23,579	$(21,252)	$16,054
Net income	—	—	1,429	—	1,429
Cash dividends, $0.40 per share	—	—	(1,149)	—	(1,149)
Dividends reinvested under dividend reinvestment plan	18	102	—	—	120
Other comprehensive income	—	—	—	2,871	2,871

Balance, December 31, 2023	2,883	10,964	23,859	(18,381)	19,325
Net loss	—	—	(112)	—	(112)
Cash dividends, $0.20 per share	—	—	(865)	—	(865)
Dividends reinvested under dividend reinvestment plan	18	73	—	—	91
Other comprehensive loss	—	—	—	(622)	(622)

Balance, December 31, 2024	$2,901	$11,037	$22,882	$(19,003)	$17,817

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in the thousands)

	Year Ended
	December 31,
	2024	2023

Cash flows from operating activities:
Net (loss) income	$(112)	$1,429
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	238	227
Net amortization and (accretion) on AFS investments	166	(108)
Provision of credit loss allowance	844	96
Deferred income taxes, net	(415)	(84)
Increase in cash surrender value of bank owned life insurance	(177)	(164)
Decrease in ground rents	8	1
Increase in accrued interest receivable	(154)	(33)
Net increase in other assets	(60)	(106)
Net (decrease) increase in accrued expenses and other liabilities	(310)	141

Net cash provided by operating activities	28	1,399

Cash flows from investing activities:
Redemptions, sales and maturities of investment securities available for sale	30,455	18,523
Purchases of investment securities available for sale	—	(9,747)
Purchase of Federal Home Loan Bank stock, net	(454)	(996)
Net (increase) decrease in loans	(29,073)	10,032
Purchases of premises and equipment	(81)	(152)

Net cash provided by investing activities	847	17,660

Cash flows from financing activities:
Net increase (decrease) in deposits	9,122	(62,881)
Net increase in short term borrowings	—	30,000
Cash dividends paid	(865)	(1,149)
Common stock dividends reinvested	91	120

Net cash provided (used) by financing activities	8,348	(33,910)

Net increase (decrease) in cash and cash equivalents	9,223	(14,851)

Cash and cash equivalents at beginning of year	15,241	30,092

Cash and cash equivalents at end of year	$24,464	$15,241

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$4,202	$1,127
Income taxes (refunded) paid	(163)	436
Net (increase) decrease in unrealized depreciation on available for sale securities	(857)	3,961

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

AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision for (or release of) credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2024 and 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

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

From time to time, the Company will originate loans to facilitate the sale of other real estate owned (OREO). Such loans are accounted for using the installment method and any gain on sale is deferred. The Bank financed no sales of OREO for 2024 or 2023.

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

Estimate of Probable Credit Losses - Loans

On January 1, 2021, the Company early adopted ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”) which replaced the “incurred loss approach” for estimating credit losses with an expected loss methodology. The incurred loss model delayed the recognition of credit losses until it was probable that a loss had occurred, while the CECL model requires the immediate recognition of expected credit losses over the contractual term for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects the Company’s estimates of the allowance for credit losses for our loan portfolio and the reserve for our off-balance sheet credit exposures related to loan commitments. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance, based on all available information from internal and external sources, relevant to assessing the collectability of loans over their contractual terms, adjusted for expected prepayments when appropriate, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations are performed for each class of loans and take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral securing the loans and current economic conditions and trends that may affect the borrowers’ ability to pay. For example, delinquencies in unsecured loans and indirect automobile installment loans will be reserved for at significantly higher ratios than loans secured by real estate. Finally, the Company considers forecasts about future economic conditions or changes in collateral values that are reasonable and supportable. Based on that analysis, the Bank deems its allowance for credit losses in proportion to the total nonaccrual loans and past due loans to be sufficient.

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

Other Real Estate Owned

Other real estate owned ("OREO") represents real estate acquired in partial or total satisfaction of debts previously contracted with the Company, generally through the foreclosure of loans. These properties are initially recorded at the net realizable value (fair value of collateral less estimated costs to sell). Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the net realizable value is charged against the allowance for credit losses - loans. Subsequent declines in net realizable value identified from the ongoing analysis of such properties as well as gains and losses realized from the sale of OREO are recognized in current period earnings within noninterest expense as foreclosed property expense. The net realizable value of these assets is reviewed and updated as circumstances warrant. Loans transferred to OREO through foreclosure proceedings totaled $0 for the year ended December 31, 2023, and 2024.

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

Advertising Expense

Advertising costs, which we consider to be media and marketing materials, are expensed as incurred. We incurred $0.1 million in advertising expense during the years ended December 31, 2024 and 2023.

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

Recent Accounting Pronouncements and Developments

ASU No. 2023-01.  Leases (Topic 842), “Common Control Arrangements.”  The ASU is an amendment to Topic 842.  The amendments in this Update clarify the accounting for leasehold improvements associated with common control leases.  This Update has been issued in order to address current diversity in practice associated with the accounting for leasehold improvements associated with a lease between entities under common control.  The amendments in this Update apply to all lessees that are a party to a lease between entities under common control in which there are leasehold improvements.  The amendments in this Update are effective for interim and annual periods beginning after December

15, 2023.  The Company currently has no leases which are subject to this guidance and therefore the impact of adopting the new guidance did not have a material impact upon the Company’s financial position and results of operations.

ASU No. 2023-02.  Investments-Equity Method and Joint Ventures (Topic 323), “Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.”  The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2023 with early adoption permitted.  The Company currently has no investments which are subject to this guidance and therefore the impact of adopting the new guidance did not have a material impact upon the Company’s financial position and results of operations.

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

ASU No. 2023-07. “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-04”). This update requires public entities with reportable segments to provide additional and more detailed disclosures. This standard is effective for annual periods beginning after December 15, 2023. The Company is not currently required to report segment information and, as such, the adoption did not have an impact on its consolidated financial statements.

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

ASU No. 2024-03.  “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).”  This standard is to be applied to annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 (as amended by ASU 2025-01).  This update requires additional detailed information be disclosed—on an annual and interim basis—about purchase of inventory, employee compensation, depreciation and intangible assets amortization expenses included in each relevant expense caption.  Disclosure of the total amount of selling expenses on an interim and annual basis would be required, including definition of selling expenses in annual reporting periods.  We do not expect adoption of this standard to have a material impact on the Company’s financial position or results of operations.

Note 2. Restrictions on Cash and Amounts Due from Banks

On March 26, 2020 the Board of Governors of the Federal Reserve System set the reserve requirement ratios to zero percent and reserve requirements have not been administered since.

Note 3. Investment Securities

A summary of the amortized cost and market value of securities available for sale at December 31, 2024 and 2023 is as follows:

	At December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$14,439	$21	$(2,402)	$12,058
Agency mortgage-backed securities	44,252	—	(5,651)	38,601
Municipal securities	42,607	5	(10,201)	32,411
U.S. Government agency securities	31,368	—	(7,830)	23,538
Corporate securities	1,500	—	(159)	1,341
U.S. Treasury securities	—	—	—	—

Total securities available for sale	$134,166	$26	$(26,243)	$107,949

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$15,962	$8	$(2,309)	$13,661
Agency mortgage-backed securities	51,930	—	(5,816)	46,114
Municipal securities	42,990	4	(9,265)	33,729
U.S. Government agency securities	45,406	—	(7,712)	37,694
Corporate securities	1,500	—	(216)	1,284
U.S. Treasury securities	6,999	—	(54)	6,945

Total securities available for sale	$164,787	$12	$(25,372)	$139,427

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at December 31, 2024 or December 31, 2023. Available-for-sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income or loss. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company held no held-to-maturity securities at December 31, 2024 or December 31, 2023.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following tables show the fair value and gross unrealized losses associated with the investment portfolio, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023:

	At December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collateralized mortgage obligations	$118	$—	$9,456	$(2,402)	$9,574	$(2,402)
Agency mortgage-backed securities	66	(1)	38,535	(5,650)	38,601	(5,651)
Municipal securities	1,615	(20)	30,291	(10,181)	31,906	(10,201)
U.S. Government agency securities	—		23,538	(7,830)	23,538	(7,830)
Corporate securities	—	—	1,341	(159)	1,341	(159)
U.S. Treasury securities	—	—	—	—	—	—

	$1,799	$(21)	$103,161	$(26,222)	$104,960	$(26,243)

	At December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collateralized mortgage obligations	$492	$(1)	$11,927	$(2,308)	$12,419	$(2,309)
Agency mortgage-backed securities	5	—	46,109	(5,816)	46,114	(5,816)
Municipal securities	2,978	(39)	28,667	(9,226)	31,645	(9,265)
U.S. Government agency securities	220	(1)	37,474	(7,711)	37,694	(7,712)
Corporate securities	—	—	1,284	(216)	1,284	(216)
U.S. Treasury securities	—	—	6,944	(54)	6,944	(54)

	$3,695	$(41)	$132,405	$(25,331)	$136,100	$(25,372)

At December 31, 2024 and 2023, the Company did not have any securities that had impairment charges.

The Company's investment securities portfolio consists primarily of debt securities issued by U.S. Government agencies, U.S. Government-sponsored agencies, Corporate securities, state governments and local municipalities. There were no private label mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") held in the investment securities portfolio as of December 31, 2024 and December 31, 2023.

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

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on January 1, 2021 or as of December 31, 2024. As of December 31, 2024, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

The Company held fifty-three U.S. Government agency, sixty-three collateralized mortgage obligations and seventy-nine agency mortgage-backed securities that were in an unrealized loss position at December 31, 2024. Principal and interest payments of the underlying collateral for each of these securities are backed by U.S. Government sponsored agencies and carry minimal credit risk. Management found no evidence of credit loss impairment on any of these securities and believes the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary as of December 31, 2024.

The Company held one corporate security that was in an unrealized loss position at December 31, 2024. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

All municipal securities held in the investment portfolio are reviewed on at least a quarterly basis for credit loss impairment. Each bond carries an investment grade rating by either Moody's or Standard & Poor's. In addition, the Company periodically conducts its own independent review on each issuer to ensure the financial stability of the municipal entity. The largest geographic concentration was in Maryland and consisted of either general obligation or revenue bonds backed by the taxing power of the issuing municipality. At December 31, 2024, the investment portfolio included thirty-four municipal securities that were in an unrealized loss position. Management believes the unrealized losses were the result of movements in long-term interest rates and are not reflective of any credit deterioration.

At December 31, 2024, investment securities in the amount of approximately $33.4 million were pledged as collateral under the Federal Reserve’s Discount Window Borrowing Program. At December 31, 2023, investment securities in the amount of approximately $13.2 million were pledged as collateral under the Federal Reserve’s Bank Term Funding Program.

Unrealized losses on securities in the investment portfolio amounted to $26.2 million with a total fair value of $105.0 million as of December 31, 2024 compared to unrealized losses of $25.4 million with a total fair value of $136.1 million as of December 31, 2023. The Company believes the unrealized losses presented in the tables above are temporary in nature and primarily related to market interest rates or limited trading activity in a particular type of security rather than the underlying credit quality of the issuers. The Company does not believe that these losses are other than temporary and does not currently intend to sell or believe it will be required to sell securities in an unrealized loss position prior to maturity or recovery of the amortized cost bases.

The following table presents investment securities by stated maturity at December 31, 2024. Collateralized mortgage obligations and agency mortgage-backed securities have expected maturities that differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties and, therefore, these securities are classified separately with no specific maturity date.

	At December 31, 2024
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due within one year	$1,003	$1,002
Due over one to five years	4,012	3,640
Due over five to ten years	16,288	13,790
Due over ten years	54,172	38,858
Collateralized mortgage obligations	14,439	12,058
Agency mortgage-backed securities	44,252	38,601

Total securities available for sale	$134,166	$107,949

No investment securities were sold in 2024 or 2023.

Note 4. Loans and Allowance for Credit Losses - Loans

The following table sets forth the Company's gross loans by major categories as of December 31, 2024 and 2023:

	December 31,
(dollars in thousands)	2024	2023
Loans Secured by Real Estate
Construction and land	$8,882	$4,636
Farmland	315	325
Single-family residential	98,993	86,887
Multi-family	5,022	5,165
Commercial	48,726	39,217
Total loans secured by real estate	161,938	136,230
Commercial and Industrial
Commercial and industrial	16,705	10,850
SBA guaranty	5,691	5,924
Total commercial and industrial loans	22,396	16,774
Consumer Loans
Consumer	2,880	2,039
Automobile	18,005	21,264
Total consumer loans	20,885	23,303

Loans, net of deferred fees and costs	205,219	176,307
Less: Allowance for credit losses	(2,839)	(2,157)
Loans, net	$202,380	$174,150

The Bank’s net loans totaled $202.4 million on December 31, 2024, compared to $174.2 million on December 31, 2023, an increase of $28.2 million, or 16.2%. Construction and land loans increased from $4.6 million on December 31, 2023, to $8.9 million on December 31, 2024, an increase of $4.2 million, or 91.6%. Farmland loans were $0.3 million at December 31, 2024 and December 31, 2023. Single-family residential loans increased from $86.9 million on December 31, 2023, to $99.0 million on December 31, 2024, an increase of $12.1 million, or 13.9%. Multi-family residential loans were $5.0 million on December 31, 2024, and $5.2 on December 31, 2023, a decrease of $0.1 million, or 2.8%. Commercial real estate loans increased $9.5 million, or 24.2%, to $48.7 million at December 31, 2024, compared to $39.2 million on December 31, 2023. Commercial and industrial loans increased by $5.9 million, or 54.0%, to $16.7 million on December 31, 2024, compared to $10.9 million on December 31, 2023. SBA guaranty loans were $5.7 million on December 31, 2024, a decrease of $0.2 million, or 3.9%, compared to $5.9 million at December 31, 2023. Consumer loans increased by $0.8 million, or 41.3% to $2.9 million on December 31, 2024, compared to $2.0 million on December 31, 2023. Automobile loans decreased from $21.3 million on December 31, 2023, to $18.0 million on December 31, 2024, a decrease of $3.3 million or 15.3%.

The Company currently manages its credit products and the respective exposure to credit losses by specific portfolio segments and classes, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses. The Company believes each portfolio segment has unique risk characteristics. The Company's loans held for investment is divided into three portfolio segments: loans secured by real estate, commercial and industrial loans, and consumer loans. Each of these segments is further divided into loan classes for purposes of estimating the allowance for credit losses. The Bank has an automotive indirect lending program where loans, collateralized by vehicles, made by car dealers to consumers are acquired by the Bank. The Bank’s indirect loan group included $18.0 million and $21.3 million of such loans at December 31, 2024 and 2023, respectively.

The Bank makes loans to customers located primarily in Anne Arundel County and surrounding areas of Central Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

In June of 2024, the Bank purchased a portfolio of home equity loans from a nationally recognized broker. The loans were originated by a community bank with $825 million in total assets located in Camden, New Jersey. The portfolio was comprised of 156 revolving home equity notes with a total commitment of $21.6 million of which $14.4 million was funded at the time of our purchase. The loans are ten-year draw and 20-year maturity products. The terms and credit quality of the loans are similar to the home equity loans presently held by the Bank. The loans are geographically distributed between eastern Pennsylvania and central New Jersey. Prior to purchasing the notes, the Bank performed credit risk due diligence on the portfolio and qualitatively assessed compliance, documentation, underwriting and repayment risks. The broker conducted their customary file review and their findings were substantially similar to the Bank’s independent file review. There were no loans included in the acquired portfolio that were classified as credit deteriorated. As of December 31, 2024 there were 138 loans remaining in the purchased portfolio with an aggregate total commitment of $19.2 million of which $12.3 million was outstanding and one loan that was 30-89 days past due with a balance of $744,000.

Included in loans are loans due from directors, executive officers and other related parties of $2.6 million and $0.2 million, at December 31, 2024 and December, and 2023, respectively. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated borrowers. The Board of Directors approves loans to directors, executive officers and other related parties to confirm that collateral requirements, terms and rates are comparable to other borrowers and are in compliance with underwriting policies. The following presents the activity in amount due from directors and other related parties for the years ended December 31, 2024 and 2023.

	December 31,
(dollars in thousands)	2024	2023

Balance at beginning of year	$150	$—
Additions	2,600	150
Repayments	(29)	—
Reduction due to retirement	(150)	—
Balance at end of year	$2,571	$150

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

The following table presents the total allowance by loan segment:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157
Charge-offs	—	—	—	—	—	—	(299)	(18)	(67)	(384)
Recoveries	—	—	—	—	—	—	—	133	89	222
Provision (release) for credit losses	9	(2)	239	128	317	(32)	316	(100)	(31)	844

Balance, end of year	$40	$16	$1,529	$224	$507	$272	$38	$45	$168	$2,839

Individually evaluated for impairment:
Balance in allowance	$—	$—	$18	$—	$—	$121	$—	$—	$—	$139
Related loan balance	—	—	26	—	—	773	—	—	—	799

Collectively evaluated for impairment:
Balance in allowance	$40	$16	$1,511	$224	$507	$151	$38	$45	$168	$2,700
Related loan balance	8,882	315	98,967	5,022	48,726	15,932	5,691	2,880	18,005	204,420

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$44	$20	$1,230	$103	$221	$174	$22	$23	$325	$2,162
Charge-offs	—	—	—	—	—	—	—	(79)	(124)	(203)
Recoveries	—	—	—	—	—	—	—	1	101	102
(Release) provision for credit losses	(13)	(2)	60	(7)	(31)	130	(1)	85	(125)	96

Balance, end of year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157

Individually evaluated for impairment:
Balance in allowance	$—	$—	$21	$—	$—	$179	$—	$—	$—	$200
Related loan balance	—	—	30	—	—	299	—	—	—	329

Collectively evaluated for impairment:
Balance in allowance	$31	$18	$1,269	$96	$190	$125	$21	$30	$177	$1,957
Related loan balance	4,636	325	86,857	5,165	39,217	10,551	5,924	2,039	21,264	175,978

Management believes the allowance for credit losses is at an appropriate level to absorb inherent probable losses in the portfolio.

During the 12 months ended December 31, 2024, loans to 13 borrowers and related entities totaling approximately $384,000 were determined to be uncollectible and were charged off. During the 12 months ended December 31, 2023, loans to 12 borrowers and related entities totaling approximately $203,000 were determined to be uncollectible and were charged off.

The following table provides gross charge-offs for the year 2024 by the year of origination:

	Gross Charge-offs
December 31, 2024	Term Loans by Origination Year						Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total

Commercial and Industrial Loans	$—	$—	$—	$299	$—	$—	$—	$299

Consumer Loans
Consumer	—	$—	$13	$—	$—	$5	$—	18
Automobile	—	—	—	—	51	16	—	67
Total consumer	—	—	13	—	51	21	—	85

Total gross charge-offs this period	$—	$—	$13	$299	$51	$21	$—	$384

The following table rolls forward the Company’s activity for nonaccrual loans during the years 2024 and 2023:

	Loans Secured By Real Estate			Commercial and Industrial Loans		Consumer Loans
	Single-family			Commercial
	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total
(dollars in thousands)
December 31, 2022	$104	$—	$—	$299	$—	$—	$85	$488
Transfers into nonaccrual	307	—	—	—	—	—	175	482
Loans paid down/payoffs	(266)	$—	—	—	$—	—	(35)	(301)
Loans returned to accrual status	—	—	—	—	—	—	(18)	(18)
Loans charged off	—	—	—			—	(124)	(124)

December 31, 2023	$145	$—	$—	$299	$—	$—	$83	$527
Transfers into nonaccrual	52	—	140	—	—	—	93	285
Loans paid down/payoffs	(48)	$—	(16)	—	—	—	(35)	(99)
Loans returned to accrual status	—	—	—	—	—	—	(1)	(1)
Loans charged off	—	—	—	(299)	—	—	(53)	(352)

December 31, 2024	$149	$—	$124	$—	$—	$—	$87	$360

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

The following table provides information with respect to the Company's risk ratings by loan portfolio segment:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$8,882	$315	$98,844	$5,022	$47,829	$16,705	$5,219	$2,880	$17,918	$203,614
Special mention	—	—	—	—	—	—	472	—	—	472
Substandard	—	—	149	—	897	—	—	—	87	1,133
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$8,882	$315	$98,993	$5,022	$48,726	$16,705	$5,691	$2,880	$18,005	$205,219

Nonaccrual	$—	$—	$149	$—	$124	$—	$—	$—	$87	$360
Restructured loans to borrowers with financial difficulty	$—	$—	$26	$—	$—	$—	$—	$—	$—	$26
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$26	$—	$—	$—	$—	$—	$—	$26
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2023	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,636	$325	$86,743	$5,165	$39,217	$10,551	$5,924	$2,039	$21,110	$175,709
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	145	—	—	299	—	—	154	598
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$4,636	$325	$86,887	$5,165	$39,217	$10,850	$5,924	$2,039	$21,264	$176,307

Nonaccrual	$—	$—	$145	$—	$—	$299	$—	$—	$83	$527
Restructured loans to borrowers with financial difficulty	$—	$—	$30	$—	$—	$—	$—	$—	$—	$30
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$30	$—	$—	$—	$—	$—	$—	$30
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

The following tables provide information about credit quality indicators by the year of origination at December 31, 2024 and 2023:

	Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
(dollars in thousands)
Loans Secured By Real Estate:
Pass	$37,899	$14,919	$13,565	$14,959	$8,287	$71,263	$160,892
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	773	773
Nonaccrual	—	—	—	—	—	273	273
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$37,899	$14,919	$13,565	$14,959	$8,287	$72,309	$161,938
Commercial and Industrial Loans:
Pass	$5,734	$3,493	$903	$301	$3,434	$8,059	$21,924
Special mention	—	—	—	—	—	472	472
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$5,734	$3,493	$903	$301	$3,434	$8,531	$22,396
Consumer Loans:
Pass	$7,917	$1,786	$3,128	$3,174	$1,721	$3,072	$20,798
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	40	34	12	1	87
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$7,917	$1,786	$3,168	$3,208	$1,733	$3,073	$20,885

	Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Total
(dollars in thousands)
Loans Secured By Real Estate:
Pass	$15,316	$12,507	$16,675	$9,739	$9,457	$72,391	$136,085
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	145	145
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$15,316	$12,507	$16,675	$9,739	$9,457	$72,536	$136,230
Commercial and Industrial Loans:
Pass	$3,515	$1,099	$153	$3,834	$711	$7,163	$16,475
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	—	299	—	—	—	299
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$3,515	$1,099	$452	$3,834	$711	$7,163	$16,774
Consumer Loans:
Pass	$2,140	$4,598	$5,697	$3,364	$3,481	$3,940	$23,220
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Nonaccrual	—	27	40	9	—	7	83
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
	$2,140	$4,625	$5,737	$3,373	$3,481	$3,947	$23,303

Asset Quality

The following table presents the loan portfolio segments summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2024 and 2023:

			90 Days or
		30-89 Days	More and
December 31, 2024	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$8,882	$—	$—	$—	$8,882
Farmland	315	—	—	—	315
Single-family residential	97,742	1,102	—	149	98,993
Multi-family	5,022	—	—	—	5,022
Commercial	48,602	—	—	124	48,726
Total loans secured by real estate	160,563	1,102	—	273	161,938
Commercial and Industrial
Commercial and industrial	16,233	472	—	—	16,705
SBA guaranty	5,691	—	—	—	5,691
Total commercial and industrial loans	21,924	472	—	—	22,396
Consumer Loans
Consumer	2,879	1	—	—	2,880
Automobile	17,613	305	—	87	18,005
Total consumer loans	20,492	306	—	87	20,885

	$202,979	$1,880	$—	$360	$205,219

			90 Days or
		30-89 Days	More and
December 31, 2023	Current	Past Due	Still Accruing	Nonaccrual	Total
(dollars in thousands)
Loans Secured by Real Estate
Construction and land	$4,636	$—	$—	$—	$4,636
Farmland	325	—	—	—	325
Single-family residential	86,233	509	—	145	86,887
Multi-family	5,165	—	—	—	5,165
Commercial	39,217	—	—	—	39,217
Total loans secured by real estate	135,576	509	—	145	136,230
Commercial and Industrial
Commercial and industrial	10,551	—	—	299	10,850
SBA guaranty	5,924	—	—	—	5,924
Total commercial and industrial loans	16,475	—	—	299	16,774
Consumer Loans
Consumer	1,981	58	—	—	2,039
Automobile	20,794	387	—	83	21,264
Total consumer loans	22,775	445	—	83	23,303

	$174,826	$954	$—	$527	$176,307

Loans on which the accrual of interest has been discontinued totaled $0.4 million at December 31, 2024 and $0.5 million at December 31, 2023. The Bank recognizes interest income on non-accrual loans using a cash basis method for the time they are on non-accrual.  Interest income that was recognized on these non-accrual loans totaled $30,000 and $15,000 for the years ended December 31, 2024 and 2023, respectively. Loans past due 90 days or more and still accruing interest totaled $0 at December 31, 2024 and 2023. Management believes these particular loans are well secured and in the process of full collection of all amounts owed.

Nonaccrual loans with specific reserves at December 31, 2024 are comprised of:

Single-family residential – One loan in the amount of $26,000 with $18,000 of specific reserve established for the loan.

Commercial real estate – One loan in the amount of $773,000 with specific reserve of $121,000 established for the loan.

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

		Unpaid	Interest		Average
December 31, 2024	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	8	26	4	18	48
Multi-family	—	—	—	—	—
Commercial	652	773	—	121	2,270
Total loans secured by real estate	660	799	4	139	2,318
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$660	$799	$4	$139	$2,318

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	123	123	12	n/a	91
Multi-family	—	—	—	n/a	—
Commercial	125	125	8	n/a	138
Total loans secured by real estate	248	248	20	—	229
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	86	86	6	n/a	102
Total consumer loans	86	86	6	n/a	102
Total impaired loans with no specific reserve	$334	$334	$26	$—	$331

		Unpaid	Interest		Average
December 31, 2023	Recorded	Principal	Income	Specific	Recorded
(dollars in thousands)	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	9	30	4	21	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	9	30	4	21	48
Commercial and Industrial
Commercial and industrial	120	299	—	179	499
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	120	299	—	179	499
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$129	$329	$4	$200	$547

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	115	115	5	n/a	130
Multi-family	—	—	—	n/a	—
Commercial	—	—	—	n/a	—
Total loans secured by real estate	115	115	5	—	130
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	154	154	6	n/a	104
Total consumer loans	154	154	6	n/a	104
Total impaired loans with no specific reserve	$269	$269	$11	$—	$234

Note 5. Premises and Equipment

A summary of premises and equipment is as follows:

	Useful	December 31,
	lives	2024	2023

(dollars in thousands)

Land		$685	$685
Buildings	30-40 years	6,793	6,823
Equipment and fixtures	5-7 years	8,691	8,671
Construction in progress		66	25
Operating Lease Assets		48	210
		16,283	16,414
Accumulated depreciation		(13,605)	(13,368)
		$2,678	$3,046

Depreciation expense totaled $0.3 million for the years ended December 31, 2024 and 2023. Amortization of software totaled $0.1 million for the years ended December 31, 2024 and 2023.

Operating lease Right-of-Use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Bank leases its Severna Park and Linthicum branches. Minimum lease obligations under the Severna Park branch are $25,000 through September 2025. Minimum lease obligations under the Linthicum branch are $13,000 through January 2025, adjusted annually on a pre-determined basis. The Bank is also required to pay all maintenance costs under all these leasing arrangements. Income from rent totaled $73,000 and $76,000 and rent expense totaled $200,000 and $198,000 for the years ended December 31, 2024 and 2023, respectively. The Bank uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised.

Future minimum payments of the Bank’s operating leases as of December 31, 2024 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2025	$49
2026	9
2027	6
2028	—
2029	—
Thereafter	—
Total	$64

Note 6. Federal Home Loan Bank, Short- and Long-term Borrowings

The Bank owned 16,713 shares of common stock of the FHLB at December 31, 2024. The Bank is required to maintain an investment of 0.07% of total assets with a dollar cap of $18.0 million, adjusted annually, plus 4.75% of total advances, adjusted for advances and repayments. The credit available under this facility is determined at 25% of the Bank’s total assets, or approximately $92.1 million at December 31, 2024. Short- and long-term advances totaled $30.0 million and $0, respectively, under this credit arrangement at December 31, 2024, and short- and long-term advances totaled $30.0 million and $0, respectively, at December 31, 2023. This credit facility is secured by a floating lien on the Bank’s residential mortgage loan portfolio and pledged securities. Average short-term borrowings approximated $14.4 million and $5.2 million for 2024 and 2023, respectively and the weighted average interest rate was 5.11% and 5.43%, respectively. Average long-term borrowings approximated $0 for 2024 and 2023, respectively.

At December 31, 2024 the Bank had available unsecured federal funds lines of credit from two financial institutions for $9.0 million and $8.0 million.

Note 7. Deposits

The following table summarizes the major classifications of deposit balances as of the dates indicated:

	December 31,
	2024	2023

(dollars in thousands)
Noninterest-bearing deposits	$100,747	$116,922

Interest-bearing deposits:
Interest-bearing checking	25,487	28,571
Money Market	81,513	26,836
Savings	75,444	93,104
Time deposits, $250,000 or more	1,133	2,501
Time deposits below $250,000	24,865	32,133
Total interest- bearing deposits	208,442	183,145

Total Deposits	$309,189	$300,067

Interest expense on deposits for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

(dollars in thousands)
Interest-bearing checking	$50	$10
Money Market	2,154	76
Savings	42	89
Time deposits, $250,000 or more	15	47
Time deposits below $250,000	272	291
Total Interest Expense	$2,533	$513

The Bank recognized $0.2 million of fee income from deposits for the years ended December 31, 2024 and 2023.

At December 31, 2024, the scheduled maturities of time deposits are approximately as follows:

(dollars in thousands)	Amount
Maturing in:
2025	$13,711
2026	6,272
2027	1,633
2028	1,829
2029	2,318
2030 and thereafter	235
Total Time Deposits	$25,998

Deposit balances of executive officers and directors and their affiliated interests totaled approximately $1.7 million and $2.4 million at December 31, 2024 and 2023, respectively.

The Bank had no brokered deposits at December 31, 2024 and 2023.

The aggregate amount of time deposit accounts that equal or exceed the $250,000 insured limit totaled $1.1 million and $2.5 million at December 31, 2024 and 2023, respectively.

(dollars in thousands)	Amount
Maturing in:
Three months or less	$—
Over three months through six months	—
Over six months through twelve months	552
Over twelve months	581
Total Time Deposits of $250,000 or More	$1,133

Note 8. Income Taxes

The components of income tax expense are as follows for the years ended December 31, 2024 and 2023:

	2024	2023

(dollars in thousands)
Current income tax expense:
Federal	$—	$128
State	(110)	28
Total current tax expense	(110)	156
Deferred income tax expense:
Federal	(320)	(59)
State	(95)	(25)
Total deferred tax expense	(415)	(84)
Total Income tax expense	$(525)	$72

A reconciliation of income tax expense computed at the statutory rate of 21% at December 31, 2024 and December 31, 2023 to the actual income tax expense for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

(dollars in thousands)
Income tax expense at federal statutory rate	$(134)	$315
(Decrease) increase resulting from:
Tax-exempt income	(192)	(212)
Bank owned life insurance	(37)	(34)
State income taxes, net of Federal income tax benefit	(162)	3
Total income tax expense	$(525)	$72

Deferred tax assets and liabilities resulting from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, 2024 and 2023 are as follows:

	2024	2023

(dollars in thousands)
Deferred income tax benefits:
Accrued deferred compensation	$91	$89
Allowance for credit losses	676	480
Accumulated depreciation	(18)	(12)
Accrued Liabilities	75	110
Reserve for unfunded commitments	161	130
Accounting standard 310-20	(174)	(151)
Right of use asset	(13)	(58)
Lease liability	13	58
Accumulated securities discount accretion	283	272
Net operating loss carryforward	239	—
Net unrealized depreciation on investment securities available for sale	7,215	6,979
Net deferred income tax benefits	$8,548	$7,897

Management has determined that no valuation allowance is required as it believes it is more likely than not that all of the deferred tax assets will be fully realizable in the future. At December 31, 2024 and 2023, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes. We file income tax returns in the US federal jurisdictions.  We are no longer subject to state or US federal income tax examinations by tax authorities for years ended before 2021.

Income tax (benefit) / expense was $ (0.52) million and $0.07 million at December 2024 and 2023, respectively.

Note 9. Pension and Profit Sharing Plans

The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit sharing agreement and voluntary employee contributions.  Annual contributions, included in employee benefit expense, totaled $258,000 and $479,000 for the years ended December 31, 2024 and 2023, respectively.

Note 10. Other Benefit Plans

The Company is the owner and beneficiary of BOLI policies on certain current and former employees. Cash value totaled $8.8 million and $8.7 million at December 31, 2024 and 2023, respectively. Income on insurance investment totaled $0.2 million for years ended 2024 and 2023.

The Bank has an unfunded grantor trust, as part of a change in control severance plan, covering substantially all employees.  Participants in the plan are entitled to cash severance benefits upon termination of employment, for any reason other than just cause, should a “change in control” of the Company occur.

Note 11. Other Noninterest Expenses

Other noninterest expenses include the following:

	Year Ended December 31,
	2024	2023
(dollars in thousands)
Loan related expenses	$165	$164
Other ATM expenses	33	34
Directors and other fees	264	277
Postage, delivery and courier expenses	77	83
Office supplies expenses	35	44
Credit report fees	34	21
Dues and subscription fees	93	94
Examination and assessment fees	43	47
Federal Reserve and correspondent bank services	28	28
Liability insurance	141	124
Provision (release) for unfunded commitments	111	(4)
Card services	108	111
NASDAQ registration	50	50
Investor services	32	23
Other	184	107

Total Other Noninterest Expense	$1,398	$1,203

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

Outstanding loan commitments, unused lines of credit and letters of credit are as follows:

	December 31,
	2024	2023
(dollars in thousands)
Loan commitments:
Other mortgage loans	$2,239	$8,952

Unused lines of credit:
Home-equity lines	$18,658	$10,817
Commercial lines	9,913	12,862
Unsecured consumer lines	522	532

	$29,093	$24,210

Letters of credit:	$255	$45

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  As of December 31, 2024 and December 31, 2023, the Bank accrued $584,000 and $473,000, respectively, as a reserve for losses on unfunded commitments related to these financial instruments with off balance sheet risk, which is included in other liabilities.

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

Retained earnings from which dividends may not be paid without prior approval totaled approximately $22.4 million at December 31, 2024 and $21.2 million at December 31, 2023 based on the earnings restrictions and minimum capital ratio requirements noted below.

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

At December 31, 2024, shares of common stock reserved for issuance under the plan totaled 25,739.

The Board of Directors may suspend or discontinue the plan at its discretion.

Dividend Reinvestment and Stock Purchase Plan

The Company’s dividend reinvestment and stock purchase plan allows all participating stockholders the opportunity to receive additional shares of common stock in lieu of cash dividends at 95% of the fair market value on the dividend payment date.

During 2024 and 2023, shares of common stock purchased under the plan totaled 18,054 and 17,581, respectively. At December 31, 2024, shares of common stock reserved for issuance under the plan totaled 167,896.

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

At December 31, 2024, shares of common stock reserved for issuance under the plan totaled 183,348.

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

The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer is also established above the regulatory minimum capital requirements. This capital conservation buffer began its phase-in period beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The final rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. The Common Equity Tier 1, Tier 1 and Total Capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

As of December 31, 2024 and 2023, the Bank was well-capitalized under the regulatory framework for prompt corrective action under the new Basel III Capital Rules. Management believes, as of December 31, 2024 and 2023, that the Bank met all capital adequacy requirements to which they were subject. The following table presents actual and required capital ratios as of December 31, 2024 and 2023 for the Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2024 and December 31, 2023 based on the phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Management has determined that the Company’s risk-based capital ratios are not materially different than the Bank’s and are not reflected in the table below.

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Common Equity Tier 1 Capital	$36,481	15.15%	$10,837	4.50%	$15,653	6.50%
Total Risk-Based Capital	$39,496	16.40%	$19,265	8.00%	$24,082	10.00%
Tier 1 Risk-Based Capital	$36,481	15.15%	$14,449	6.00%	$19,265	8.00%
Tier 1 Leverage	$36,481	9.97%	$14,640	4.00%	$18,300	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Common Equity Tier 1 Capital	$37,975	17.37%	$9,840	4.50%	$14,213	6.50%
Total Risk-Based Capital	$40,237	18.40%	$17,493	8.00%	$21,867	10.00%
Tier 1 Risk-Based Capital	$37,975	17.37%	$13,120	6.00%	$17,493	8.00%
Tier 1 Leverage	$37,975	10.76%	$14,113	4.00%	$17,641	5.00%

Note 14. Earnings Per Common Share

The calculation of net income per common share for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended
	December 31,
	2024	2023
Basic earnings per share:
Net income	$(111,563)	$1,429,094
Weighted average common shares outstanding	2,893,871	2,873,500
Basic net income per share	$(0.04)	$0.50

Diluted earnings per share calculations were not required for 2024 and 2023 as there were no options outstanding at December 31, 2024 and 2023.

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

The following table presents the estimated fair value and the related carrying values of the Company’s financial instruments as December 31, 2024 and 2023. Items that are not financial instruments are not included.

	December 31, 2024		December 31, 2023
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,012	$2,012	$1,940	$1,940
Interest-bearing deposits in other financial institutions	22,134	22,134	12,189	12,189
Federal funds sold	318	318	1,112	1,112
Investment securities available for sale	107,949	107,949	139,427	139,427
Investments in restricted stock	1,671	1,671	1,217	1,217
Ground rents	123	123	130	130
Loans, less allowance for credit losses	202,380	191,685	174,150	161,802
Accrued interest receivable	1,345	1,345	1,192	1,192
Cash value of life insurance	8,834	8,834	8,657	8,657

Financial liabilities:
Deposits	309,189	260,368	300,067	252,707
Short-term borrowings	30,000	30,053	30,000	30,000
Accrued interest payable	153	153	366	366
Unrecognized financial instruments:
Commitments to extend credit	31,332	31,332	33,162	33,162
Standby letters of credit	255	255	45	45

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments.

(dollars in thousands)
	Carrying	Fair
December 31, 2024	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$24,464	$24,464	$24,464	$—	$—
Loans receivable, net	202,380	191,685	—	—	191,685
Cash value of life insurance	8,834	8,834	—	8,834	—
Financial instruments - Liabilities
Deposits	309,189	260,368	25,545	234,823	—
Short-term debt	30,000	30,053	—	30,053	—

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

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820. The Bank’s securities available for sale are the only financial instruments subject to fair value measurements on a recurring basis. The Bank may also be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.

Fair value measurements on a recurring and non-recurring basis at December 31, 2024 and 2023 are as follows:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
December 31, 2024
Recurring:
Securities available for sale
U.S. Treasury	$—	$—	$—	$—
State and Municipal	11,182	32,411	—	43,593
Mortgaged-backed	3,006	71,191	—	74,197
Corporate securities	—	1,341	—	1,341

Non-recurring:
Maryland Financial Bank stock	—	—	—	—
Impaired loans	—	—	994	994
	$14,188	$104,943	$994	$120,125
December 31, 2023
Recurring:
Securities available for sale
U.S. Treasury	$6,945	$—	$—	$6,945
State and Municipal	—	33,729	—	33,729
Mortgaged-backed	531	96,938	—	97,469
Corporate securities	—	1,284	—	1,284

Non-recurring:
Impaired loans	—	—	398	398
	$7,476	$131,951	$398	$139,825

Securities available for sale and interest rate swaps are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Measured on a Non-Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired and foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Bank determines such fair values from independent appraisals. Based on these appraisals, management has applied a specific valuation allowance allocation of $139,000 and $201,000 in 2024 and 2023, respectively, to the impaired loans, which management considers to be level 3 inputs.

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

Other Noninterest Income. Other noninterest income consists of: fees, exchange, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams. Fees and other service charges are primarily comprised of debit income, ATM fees, merchant services income, and other service charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon \receipt of payment.

Note 18. Parent Company Financial Information

The Balance Sheets, Statements of Income, and Statements of Cash Flows for Glen Burnie Bancorp (Parent Only) are presented below:

___________________________________________Balance Sheets________________________________________

December 31,	2024	2023

(dollars in thousands)
Assets

Cash	$32	$88
Investment in The Bank of Glen Burnie	17,726	19,227
Other assets	59	10

Total assets	$17,817	$19,325

Liabilities and Stockholders’ Equity

Stockholders’ equity:
Common stock	2,901	2,883
Surplus	11,037	10,964
Retained earnings	22,882	23,859
Accumulated other comprehensive loss, net of benefits	(19,003)	(18,381)
Total stockholders’ equity	17,817	19,325

Total liabilities and stockholders’ equity	$17,817	$19,325

__________________________________________Statements of Income___________________________________

Year Ended December 31,	2024	2023

(dollars in thousands)

Dividends and distributions from subsidiary	$990	$1,210
Other expenses	(282)	(205)
Income before income tax benefit and equity in undistributed net income of subsidiary	708	1,005
Income tax benefit	59	43
Change in undistributed equity of subsidiary	(879)	381

Net (loss) income	$(112)	$1,429

___________________________________Statements of Cash Flows_______________________________________

Year Ended December 31,	2024	2023

	(dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(112)	$1,429
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Increase in other assets	(48)	(8)
Change in undistributed equity of subsidiary	879	(381)

Net cash provided by operating activities	719	1,040

Cash flows from financing activities:
Proceeds from dividend reinvestment plan	91	120
Dividends paid	(865)	(1,149)

Net cash used in financing activities	(774)	(1,029)

(Decrease) increase in cash	(55)	11

Cash, beginning of year	88	77

Cash, end of year	$32	$88

Note 19. Quarterly Results of Operations (Unaudited)

The following is a summary of consolidated unaudited quarterly results of operations:

__________________________________________2024__________________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,955	$3,959	$3,893	$3,405
Interest expense	1,192	1,138	1,108	833
Net interest income	2,763	2,821	2,785	2,572
Provision for credit losses	71	79	525	169
(Loss) income before income taxes	(95)	79	(392)	(229)
Net (loss) income	(40)	129	(204)	3
Net (loss) income per share (basic and diluted)	$(0.02)	$0.04	$(0.07)	$—

__________________________________________2023__________________________________

(dollars in thousands,	Three months ended
except per share amounts)	December 31,	September 30,	June 30,	March 31,

Interest income	$3,435	$3,350	$3,267	$3,285
Interest expense	544	398	153	107
Net interest income	2,891	2,952	3,114	3,178
Provision for credit losses	103	(92)	127	(42)
Income before income taxes	140	539	301	521
Net income	167	552	275	435
Net income per share (basic and diluted)	$0.06	$0.19	$0.10	$0.15

Note 20. Subsequent Event

On January 10, 2025, The Bank of Glen Burnie (the “Bank”), a wholly owned subsidiary of Glen Burnie Bancorp, and Andrew J. Hines, Executive Vice President of the Bank since 2017 and Chief Lending Officer of the Bank since 2014, terminated their relationship effective January 10, 2025.