Form 10-K/A
period 2024-12-31
GLEN BURNIE BANCORP
filed 2025-04-28
CIK 890066

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

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates was $9,843,992, computed by reference to the closing sales price of such equity as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024). For the purposes of this calculation, directors, executive officers, and controlling investors are considered affiliates

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

The Registrant hereby amends Item 15(a)(1) of its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Commission on April 8, 2025.  The purpose of the amendment is to add the signature of the Registrant’s Independent Registered Public Accounting Firm on its Report included on page F-4 of the Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1. Financial Statements.

(a)  3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification by the Principal Executive Officer (filed herewith)
31.2	Rule 15d-14(a) Certification by the Principal Accounting Officer (filed herewith)
32.1	Certification by the Principal Executive Officer and Principal Accounting Officer of the periodic financial reports, required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLEN BURNIE BANCORP

April 28, 2025	By:	/s/ Mark C. Hanna
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

/s/ UHY LLP

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