Form 10-Q
period 2025-03-31
GLEN BURNIE BANCORP
filed 2025-05-20
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2025 was 2,900,681.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$1,792	$2,012
Interest-bearing deposits in other financial institutions	21,884	22,452
Cash and Cash Equivalents	23,676	24,464

Investment securities available for sale, at fair value	106,623	107,949
Restricted equity securities, at cost	1,201	1,671

Loans, net of deferred fees and costs	207,393	205,219
Less: Allowance for credit losses	(2,689)	(2,839)
Loans, net	204,704	202,380

Premises and equipment, net	2,609	2,678
Bank owned life insurance	8,877	8,834
Deferred tax assets, net	8,088	8,548
Accrued interest receivable	1,243	1,345
Accrued taxes receivable	159	148
Prepaid expenses	474	471
Other assets	319	468
Total Assets	$357,973	$358,956

LIABILITIES
Noninterest-bearing deposits	$104,487	$100,747
Interest-bearing deposits	212,770	208,442
Total Deposits	317,257	309,189

Short-term borrowings	20,000	30,000
Defined pension liability	338	330
Accrued expenses and other liabilities	1,197	1,620
Total Liabilities	338,792	341,139

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,900,681 and 2,900,681 shares as of March 31, 2025 and December 31, 2024, respectively.	2,901	2,901
Additional paid-in capital	11,037	11,037
Retained earnings	23,035	22,882
Accumulated other comprehensive loss	(17,792)	(19,003)
Total Stockholders' Equity	19,181	17,817

Total Liabilities and Stockholders' Equity	$357,973	$358,956

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans	$2,709	$2,215
Interest and dividends on securities	745	938
Interest on deposits with banks and federal funds sold	175	252
Total Interest Income	3,629	3,405

INTEREST EXPENSE
Interest on deposits	841	402
Interest on short-term borrowings	225	431
Total Interest Expense	1,066	833

Net Interest Income	2,563	2,572

(Release) provision of credit loss allowance	(146)	169
Net interest income after credit loss provision	2,709	2,403

NONINTEREST INCOME
Service charges on deposit accounts	31	38
Other fees and commissions	131	148
Income on life insurance	43	43
Total Noninterest Income	205	229

NONINTEREST EXPENSE
Salary and benefits	1,827	1,618
Occupancy and equipment expenses	309	331
Legal, accounting and other professional fees	383	254
Data processing and item processing services	256	250
FDIC insurance costs	41	38
Advertising and marketing related expenses	37	23
Loan collection costs	45	5
Telephone costs	38	40
Other expenses	(146)	302
Total Noninterest Expenses	2,790	2,861

Income (loss) before income taxes	124	(229)

Income tax benefit	(29)	(232)

NET INCOME	$153	$3

Basic and diluted net income per share of common stock	$0.05	$—

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net income	$153	$3

Other comprehensive income (loss) :

Net unrealized income (loss) on securities available for sale:
Net unrealized income (loss) on securities during the period	1,671	(1,299)
Income tax (expense) benefit relating to item above	(460)	358
Net effect on other comprehensive income (loss)	1,211	(941)

Other comprehensive income (loss)	1,211	(941)

Comprehensive income (loss)	$1,364	$(938)

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2023	$2,883	$10,964	$23,859	$(18,381)	$19,325

Net income	—	—	3	—	3
Cash dividends, $0.10 per share	—	—	(287)	—	(287)
Dividends reinvested under
dividend reinvestment plan	4	25	—	—	29
Other comprehensive loss	—	—	—	(941)	(941)

Balance, March 31, 2024	$2,887	$10,989	$23,575	$(19,322)	$18,129

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2024	$2,901	$11,037	$22,882	$(19,003)	$17,817

Net income	—	—	153	—	153
Other comprehensive income	—	—	—	1,211	1,211

Balance, March 31, 2025	$2,901	$11,037	$23,035	$(17,792)	$19,181

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$153	$3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	(247)	104
Amortization, and accretion of investment securities available for sale	29	43
(Release of) provision for credit losses	(146)	169
Increase in cash surrender value of bank owned life insurance	(43)	(43)
Decrease in ground rents	5	3
Decrease (increase) in accrued interest receivable	102	(89)
Net decrease (increase) in other assets	130	(208)
Net (decrease) increase in accrued expenses and other liabilities	(394)	137
Net cash (used in) provided by operating activities	(411)	119

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	2,967	9,357
Net sale of Federal Home Loan Bank stock	470	971
Net increase in loans	(2,177)	(1,933)
Disposals (purchases) of premises and equipment	295	(34)

Net cash provided by investing activities	1,555	8,361

Cash flows from financing activities:
Net increase in deposits	8,068	9,165
(Decrease) increase in short term borrowings	(10,000)	10,000
Cash dividends paid	—	(287)
Common stock dividends reinvested	—	29

Net cash (used in) provided by financing activities	(1,932)	18,907

Net (decrease) increase in cash and cash equivalents	(788)	27,387

Cash and cash equivalents at beginning of period	24,464	15,241

Cash and cash equivalents at end of period	$23,676	$42,628

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$1,129	$885
Net income taxes paid	—	—
Net decrease (increase) in unrealized depreciation on available for sale securities	1,671	(1,299)

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2025 and December 31, 2024, the results of operations for the three- month periods ended March 31, 2025 and 2024, and the statements of cash flows for the three-month periods ended March 31, 2025 and 2024. The operating results for the three-month periods ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or any future interim period. The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2025. The unaudited consolidated financial statements for March 31, 2025 and 2024, the consolidated balance sheet at December 31, 2024, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. There have not been any significant changes in the Company's significant accounting policies.

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

Allowance for Credit Losses – Available for Sale Debt Securities

The impairment model for available for sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2024 and March 31, 2025, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $33.7 million on March 31, 2025. The reserve for unfunded commitments is recognized as a liability (accrued expenses and other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

Reclassifications

Certain items in the fiscal year 2024 consolidated financial statements have been reclassified to conform to the fiscal year 2025 classifications. The reclassifications had no effect on previously reported results of operations or retained earnings.

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

	Three Months Ended
	March 31,
	2025	2024
Basic and diluted earnings per share:
Net income	$152,971	$3,158
Weighted average common shares outstanding	2,900,681	2,885,552
Basic and dilutive net income per share	$0.05	$0.00

Diluted earnings per share calculations were not required for the three-month periods ended March 31, 2025 and 2024, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at March 31, 2025 or December 31, 2024. Available for sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company had no held-to-maturity securities at March 31, 2025 or December 31, 2024.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at March 31, 2025 and December 31, 2024:

	At March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$14,147	$15	$(2,210)	$11,952
Agency mortgage-backed securities	42,587	—	(4,856)	37,731
Municipal securities	41,586	4	(10,309)	31,281
U.S. Government agency securities	31,349	—	(7,031)	24,318
Corporate Securities	1,500	—	(159)	1,341

Total securities available for sale	$131,169	$19	$(24,565)	$106,623

	At December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$14,439	$21	$(2,402)	$12,058
Agency mortgage-backed securities	44,252	—	(5,651)	38,601
Municipal securities	42,607	5	(10,201)	32,411
U.S. Government agency securities	31,368	—	(7,830)	23,538
Corporate Securities	1,500	—	(159)	1,341

Total securities available for sale	$134,166	$26	$(26,243)	$107,949

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024 are as follows:

March 31, 2025	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$114	$—	$9,431	$(2,210)	$9,545	$(2,210)
Agency mortgage-backed securities	56	—	37,674	(4,856)	37,730	(4,856)
Municipal securities	1,549	(31)	29,173	(10,278)	30,722	(10,309)
U.S. Government agency securities		—	24,318	(7,031)	24,318	(7,031)
Corporate Securities	—	—	1,341	(159)	1,341	(159)
	$1,719	$(31)	$101,937	$(24,534)	$103,656	$(24,565)

December 31, 2024	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$118	$—	$9,456	$(2,402)	$9,574	$(2,402)
Agency mortgage-backed securities	66	(1)	38,535	(5,650)	38,601	(5,651)
Municipal securities	1,615	(20)	30,291	(10,181)	31,906	(10,201)
U.S. Government agency securities	—	—	23,538	(7,830)	23,538	(7,830)
Corporate Securities	—	—	1,341	(159)	1,341	(159)
	$1,799	$(21)	$103,161	$(26,222)	$104,960	$(26,243)

The Company does not believe that the available for sale debt securities that were in an unrealized loss position have any credit loss impairment as of March 31, 2025. As of March 31, 2025, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available for sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At March 31, 2025, the Company recorded unrealized losses in its portfolio of debt securities totaling $24.6 million related to 226 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

At December 31, 2024, the Company recorded unrealized losses in its portfolio of debt securities totaling $26.2 million related to 230 securities, which resulted from decreases in market interest rates, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

Shown below are contractual maturities of debt securities at March 31, 2025. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Mortgage Backed		Municipals		U.S. Government Agencies		Corporates
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Due within one year	$315	5.15%	$—	—%	$—	—%	$—	—%
Due over one to five years	1,326	2.21	236	1.06	3,758	1.30	—	—
Due over five to ten years	14,984	2.05	5,689	3.11	10,197	1.75	1,500	3.75
Due over ten years	40,109	2.45	35,661	2.56	17,394	1.86	—	—

Total securities available for sale	$56,734	2.35%	$41,586	2.63%	$31,349	1.76%	$1,500	3.75%

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	March 31,		December 31,
	2025		2024
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$4,941	2	$8,882	4
Farmland	313	—	315	—
Single-family residential	104,024	50	98,993	49
Multi-family	4,983	2	5,022	2
Commercial	47,238	23	48,726	24
Total loans secured by real estate	161,499		161,938
Commercial and Industrial
Commercial and industrial	18,155	9	16,705	8
SBA guaranty	5,615	3	5,691	3
Total commercial and industrial loans	23,770		22,396
Consumer Loans
Consumer	2,370	1	2,880	1
Automobile	19,754	10	18,005	9
Total consumer loans	22,124		20,885

Loans, net of deferred fees and costs	207,393	100	205,219	100
Less: Allowance for credit losses	(2,689)		(2,839)
Loans, net	$204,704		$202,380

The Bank’s net loans totaled $204.7 million on March 31, 2025, compared to $202.4 million on December 31, 2024, an increase of $2.3 million, or 1.1%. Construction and land loans decreased from $8.9 million on December 31, 2024, to $4.9 million on March 31, 2025, a decrease of $3.9 million, or 44.4%. Farmland loans were $0.3 million at March 31, 2025 and December 31, 2024. Single-family residential loans increased from $99.0 million on December 31, 2024, to $104.0 million on March 31, 2025, an increase of $5.0 million, or 5.1%. Multi-family residential loans were $5.0 million on March 31, 2025, and on December 31, 2024. Commercial real estate loans decreased $1.5 million, or 3.1%, to $47.2 million at March 31, 2025, compared to $48.7 million on December 31, 2024. Commercial and industrial loans increased by $1.5 million, or 8.7%, to $18.2 million on March 31, 2025, compared to $16.7 million on December 31, 2024. SBA guaranty loans were $5.6 million on March 31, 2025 and $5.7 million on December 31, 2024, a decrease of $0.1 million or 1.3%. Consumer loans decreased by $0.5 million, or 17.7% to $2.4 million on March 31, 2025, compared to $2.9 million on December 31, 2024. Automobile loans increased from $18.0 million on December 31, 2024, to $19.8 million on March 31, 2025, an increase of $1.7 million or 9.7%.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2025 and the year ended December 31, 2024 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
March 31, 2025	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$40	$16	$1,529	$224	$507	$272	$38	$45	$168	$2,839
Charge-offs	—	—	—	—	—	—	—	—	(42)	(42)
Recoveries	—	—	—	—	—	—	—	—	38	38
(Release) provision for credit losses	(27)	(1)	(49)	1	(128)	63	(7)	(14)	16	(146)

Balance, end of quarter	$13	$15	$1,480	$225	$379	$335	$31	$31	$180	$2,689

Individually evaluated for impairment:
Balance in allowance	$—	$—	$18	$—	$—	$—	$—	$—	$—	$18
Related loan balance	—	—	25	—	—	123	—	—	—	148

Collectively evaluated for impairment:
Balance in allowance	$13	$15	$1,462	$225	$379	$335	$31	$31	$180	$2,671
Related loan balance	4,941	313	103,999	4,983	47,238	18,032	5,615	2,370	19,754	207,245

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157
Charge-offs	—	—	—	—	—	—	(299)	(18)	(67)	(384)
Recoveries	—	—	—	—	—	—	—	133	89	222
Provision (release) for credit losses	9	(2)	239	128	317	(32)	316	(100)	(31)	844

Balance, end of the year	$40	$16	$1,529	$224	$507	$272	$38	$45	$168	$2,839

Individually evaluated for impairment:
Balance in allowance	$—	$—	$18	$—	$—	$121	$—	$—	$—	$139
Related loan balance	—	—	26	—	—	773	—	—	—	799

Collectively evaluated for impairment:
Balance in allowance	$40	$16	$1,511	$224	$507	$151	$38	$45	$168	$2,700
Related loan balance	8,882	315	98,967	5,022	48,726	15,932	5,691	2,880	18,005	204,420

	March 31,	March 31,
(dollars in thousands)	2025	2024
Average loans	$205,868	$175,914
Net charge offs to average loans (annualized)	0.01%	0.66%

During the three-month period ended March 31, 2025, loans to 4 borrowers and related entities totaling approximately $42,000 were determined to be uncollectible and were charged off.

The following table provides current period gross charge-offs by the year of origination for each period shown:

	Gross Charge-offs
March 31, 2025	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Consumer Loans
Consumer	$—	$—	$—	$—	$—	$—	$—	$—
Automobile	—	—	—	24	6	12	—	42
Total Consumer	—	—	—	24	6	12	—	42

Total gross charge-offs this period	$—	$—	$—	$24	$6	$12	$—	$42

	Gross Charge-offs
December 31, 2024	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial and Industrial Loans
Commercial and industrial	$—	$—	$—	$299	$—	$—	$—	$299

Consumer Loans
Consumer	$—	$—	$13	$—	$—	$5	$—	$18
Automobile	—	—	—	—	51	16	—	67
Total Consumer	—	—	13	0	51	21	—	85

Total gross charge-offs this period	$—	$—	$13	$299	$51	$21	$—	$384

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

As of March 31, 2025, the Bank had outstanding commitments totaling $33.7 million, or $900,000 less than the $34.6 million outstanding one year ago. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. The decrease for the three-month period ended March 31, 2025, when compared to the three-month period ended March 31, 2024, primarily reflects changes in the data, assumptions and processes between periods.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024
Beginning balance	$584	$473
Reduction of unfunded reserve	(474)	(15)
Provisions charged to operations	—	39

Ending balance	$110	$497

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first three months of 2025.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At March 31, 2025			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,941	$—	$—	$—	$4,941
Farmland	313	—	—	—	313
Single-family residential	102,918	216	—	890	104,024
Multi-family	4,983	—	—	—	4,983
Commercial	47,116	—	—	122	47,238
Total loans secured by real estate	160,271	216	—	1,012	161,499
Commercial and Industrial
Commercial and industrial	18,155	—	—	—	18,155
SBA guaranty	5,147	468	—	—	5,615
Total commercial and industrial loans	23,302	468	—	—	23,770
Consumer Loans
Consumer	2,370	—	—	—	2,370
Automobile	19,301	330	—	123	19,754
Total consumer loans	21,671	330	—	123	22,124

	$205,244	$1,014	$—	$1,135	$207,393

At December 31, 2024			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$8,882	$—	$—	$—	$8,882
Farmland	315	—	—	—	315
Single-family residential	97,742	1,102	—	149	98,993
Multi-family	5,022	—	—	—	5,022
Commercial	48,602	—	—	124	48,726
Total loans secured by real estate	160,563	1,102	—	273	161,938
Commercial and Industrial
Commercial and industrial	16,233	472	—	—	16,705
SBA guaranty	5,691	—	—	—	5,691
Total commercial and industrial loans	21,924	472	—	—	22,396
Consumer Loans
Consumer	2,879	1	—	—	2,880
Automobile	17,613	305	—	87	18,005
Total consumer loans	20,492	306	—	87	20,885

	$202,979	$1,880	$—	$360	$205,219

The balances in the above tables have not been reduced by the allowance for credit losses. For the period ended March 31, 2025, the allowance for credit loss is $2.7 million. For the period ended December 31, 2024, the allowance for credit loss is $2.8 million.

Non-accrual loans with specific reserves at March 31, 2025 are comprised of:

Single–family residential – One loan to one borrower that totaled $25,000 with specific reserves of $18,000 established for the loan. This was a restructured loan to a borrower with financial difficulty.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at March 31, 2025 and December 31, 2024.

March 31, 2025		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	7	25	1	18	48
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	7	25	1	18	48
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$7	$25	$1	$18	$48

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	865	865	1	n/a	886
Multi-family	—	—	—	n/a	—
Commercial	881	881	2	n/a	896
Total loans secured by real estate	1,746	1,746	3	—	1,782
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	136	136	1	n/a	136
Total consumer loans	136	136	1	n/a	136
Total impaired loans with no specific reserve	$1,882	$1,882	$4	$—	$1,918

December 31, 2024		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	8	26	4	18	48
Multi-family	—	—	—	—	—
Commercial	652	773	—	121	2,270
Total loans secured by real estate	660	799	4	139	2,318
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$660	$799	$4	$139	$2,318

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	123	123	12	n/a	91
Multi-family	—	—	—	n/a	—
Commercial	125	125	8	n/a	138
Total loans secured by real estate	248	248	20	—	229
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	86	86	6	n/a	102
Total consumer loans	86	86	6	—	102
Total impaired loans with no specific reserve	$334	$334	$26	$—	$331

	March 31,	December 31,
(dollars in thousands)	2025	2024

Restructured loans to borrowers with financial difficulty	$25	$26
Non-accrual and 90+ days past due and still accruing loans to average loans	0.55%	0.19%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	236.9%	789.1%

At March 31, 2025, there was one restructured loan to a borrower with financial difficulty consisting of a single-family residential loan in the amount of $25,000. This loan is in a nonaccrual status.

The following table shows the activity for non-accrual loans for the three months ended March 31, 2025 and 2024.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans		Consumer Loans
	Single-family		Commercial
(dollars in thousands)	Residential	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2023	$145	$—	$299	$—	$—	$83	$527
Transfers into nonaccrual	—	141	—	—	—	17	158
Loans paid down/payoffs	(6)	—	—	—	—	(7)	(13)
Loans returned to accrual status	—	—	—	—	—	—	—
Loans charged off	—	—	(299)	—	—	(2)	(301)

March 31, 2024	$139	$141	$—	$—	$—	$91	$371

December 31, 2024	$149	$124	$—	$—	$—	$87	$360
Transfers into nonaccrual	744	—	—	—	—	84	828
Loans paid down/payoffs	(3)	(2)	—	—	—	(6)	(11)
Loans returned to accrual status	—	—	—	—	—	—	—
Loans charged off	—	—	—	—	—	(42)	(42)

March 31, 2025	$890	$122	$—	$—	$—	$123	$1,135

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt at March 31, 2025 and December 31, 2024. All such properties are initially recorded at a lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and the expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on March 31, 2025, and December 31, 2024:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
March 31, 2025	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,941	$313	$103,134	$4,983	$46,357	$18,155	$5,615	$2,370	$19,618	$205,486
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	890	—	881	—	—	—	136	1,907
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$4,941	$313	$104,024	$4,983	$47,238	$18,155	$5,615	$2,370	$19,754	$207,393

Nonaccrual	$—	$—	$890	$—	$122	$—	$—	$—	$123	$1,135
Restructured loans to borrowers with financial difficulty	$—	$—	$25	$—	$—	$—	$—	$—	$—	$25
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$25	$—	$—	$—	$—	$—	$—	$25
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$8,882	$315	$98,844	$5,022	$47,829	$16,705	$5,219	$2,880	$17,918	$203,614
Special mention	—	—	—	—	—	—	472	—	—	472
Substandard	—	—	149	—	897	—	—	—	87	1,133
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$8,882	$315	$98,993	$5,022	$48,726	$16,705	$5,691	$2,880	$18,005	$205,219

Nonaccrual	$—	$—	$149	$—	$124	$—	$—	$—	$87	$360
Restructured loans to borrowers with financial difficulty	$—	$—	$26	$—	$—	$—	$—	$—	$—	$26
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$26	$—	$—	$—	$—	$—	$—	$26
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Investment Securities Available for Sale. Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in illiquid markets.

The Bank may be required, from time to time, to measure certain other financial and non-financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.

Loans. Impaired loans totaled $1.9 million with $18,000 of specific reserves as of March 31, 2025. These assets included single-family residential, commercial and industrial, and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly relies on appraisals from independent appraisers. We obtain an appraisal of properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 16%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
March 31, 2025
Recurring:
Securities available for sale
State and municipal	$10,995	$20,286	$—	$31,281
Mortgage-backed	3,114	70,887	—	74,001
Corporate	—	1,341	—	1,341

Non-recurring:
Impaired loans	—	—	1,889	1,889
	$14,109	$92,514	$1,889	$108,512
December 31, 2024
Recurring:
Securities available for sale
State and municipal	$11,182	$21,229	$—	$32,411
Mortgage-backed	3,006	71,191	—	74,197
Corporate	—	1,341	—	1,341

Non-recurring:
Impaired loans	—	—	994	994
	$14,188	$93,761	$994	$108,943

The estimated fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024 are summarized in the following table. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$1,792	$1,792	$2,012	$2,012
Interest-bearing deposits in other financial institutions	21,884	21,884	22,134	22,134
Federal funds sold	—	—	318	318
Investment securities available for sale	106,623	106,623	107,949	107,949
Investments in restricted stock	1,201	1,201	1,671	1,671
Ground rents	118	118	123	123
Loans, less allowance for credit losses	204,704	195,184	202,380	191,685
Accrued interest receivable	1,243	1,243	1,345	1,345
Cash value of life insurance	8,877	8,877	8,834	8,834

Financial liabilities:
Deposits	317,257	270,438	309,189	260,368
Short-term borrowings	20,000	20,002	30,000	30,053
Accrued interest payable	90	90	153	153
Unrecognized financial instruments:
Commitments to extend credit	33,449	33,449	31,332	31,332
Standby letters of credit	255	255	255	255

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
March 31, 2025	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$23,676	$23,676	$23,676	$—	$—
Loans receivable, net	204,704	195,184	—	—	195,184
Cash value of life insurance	8,877	8,877	—	8,877	—
Financial instruments - Liabilities
Deposits	317,257	270,438	24,263	246,175	—
Short-term debt	20,000	20,002	—	20,002	—

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") with required effective dates. The following accounting pronouncements should be read in conjunction with "Critical Accounting Policies" of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2024 Form 10-K.

ASU No. 2023-05.  Business Combinations – “Joint Venture Formations (Subtopic 805-60):  Recognition and Initial Measurement.”  The amendments in this Update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025.  Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information.  Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively.  The Company is not currently required to report joint ventures and, as such, the adoption did not have an impact on its consolidated financial statements.

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

ASU No. 2023-08.  “Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60):  Accounting for and disclosure of Crypto Assets (“ASU 2023-08”).”  This update provides guidance for crypto assets to be carried at fair value and requires additional disclosures.  This standard is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2023-08 to have an impact on its consolidated financial statements.  The Company currently does not hold crypto assets or carry goodwill on its balance sheet, and as such, the adoption did not have an impact on the consolidated financial statements.

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

NOTE 8 – SUBSEQUENT EVENTS

On March 12, 2025, The Bank of Glen Burnie (the "Bank"), a wholly-owned banking subsidiary of Glen Burnie Bancorp (the "Company"), offered an early retirement incentive (the "Early Retirement Package") to all Bank employees who were at least 65 years of age at December 31, 2024, had at least ten years of service at the Bank, and indicated an interest in receiving an early retirement offer.  Under the terms of the Early Retirement Package, the employee would receive an amount equal to two weeks of salary for every year of service plus two months of salary.

Eight employees accepted the Early Retirement Package offered to them.  As a result, the Company expects to incur onetime salary expenses totaling approximately $292,675 during the Company's fiscal quarter ending June 30, 2025.  The annual salary and benefit expense for the employees who accepted the Early Retirement Package total approximately $565,943.  While the Bank expects to replace two of the eight positions at a later date, the Company expects that the net savings to the Company based on current salary levels will be approximately $380,000 annually.

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

OVERVIEW

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with seven offices in Anne Arundel County Maryland. The Company reported net income of $153,000 for the three-month period ended March 31, 2025 compared to net income of $3,000 for the same period in 2024. The increase is primarily the result of a $315,000 decrease in the provision of credit loss allowance and $498,000 decrease in the provision for losses on unfunded commitments included in other noninterest expenses, partially offset by a $209,000 increase in salary and employee benefits costs, a $129,000 increase in legal, accounting and other professional fees, and a $203,000 decrease in income tax benefit.

Total assets decreased to $358.0 million on March 31, 2025, a decrease of $1.0 million from December 31, 2024. Cash and cash equivalents decreased by $788,000 million or 3.2%, during the first three months of 2025. The Bank’s loan portfolio increased by $2.2 million or 1.1% and investment securities available for sale declined by $1.3 million or 1.2% over the same period. The Company’s allowance for credit losses was $2.69 million as of March 31, 2025, compared to $2.84 million at December 31, 2024, a decrease of $150,000 or 5.3%. Total deposits increased $8.1 million, or 2.6%, during the first three months of 2025 and short-term borrowings decreased by $10.0 million to $20.0 million on March 31, 2025 from $30.0 million at year end 2024. Shareholder’s equity was $19.2 million on March 31, 2025, a $1.4 million or 7.7% increase, as compared to $17.8 million on December 31, 2024. The increase was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $17.8 million on March 31, 2025, compared to $19.0 million at December 31, 2024. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets was 16.60% on March 31, 2025, as compared to 16.40% on December 31, 2024.

Return on average assets for the three-month period ended March 31, 2025, was 0.17% compared to 0% for the three-month period ended March 31, 2024. Return on average equity for the three-month period ended March 31, 2025, was 3.22% compared to 0.06% for the three-month period ended March 31, 2024. Release of provision for credit allowance on loans and unfunded commitments primarily drove the higher return on average assets and average equity.

The book value per share of Bancorp’s common stock was $6.61 on March 31, 2025, as compared to $6.14 per share on December 31, 2024. The increase primarily resulted from the lower unrealized losses on the Company’s available for sale securities of $17.8 million at March 31, 2025 compared to $19.0 million at December 31, 2024.

At March 31, 2025, the Bank remained above all “well-capitalized” regulatory requirement levels. The Bank’s tier 1 risk-based capital ratio was 15.42% at March 31, 2025, compared to 15.15% at December 31, 2024.

Our liquidity position remained strong due to managed cash and cash equivalents, borrowing lines with the Federal Reserve Bank, the FHLB of Atlanta and correspondent banks, and the size and composition of the bond portfolio.

RESULTS OF OPERATIONS

Net income attributable to common stockholders for the three-month period ended March 31, 2025, was $153,000, or $0.05 per basic and diluted common share compared to net income of $3,000, or $0.00 per basic and diluted common share for the same period of 2024. The results for the three-month period ended March 31, 2025, were higher than the same period of 2024 primarily due to a $315,000 decrease in the provision of credit loss allowance and $498,000 decrease in the provision for losses on unfunded commitments included in other noninterest expenses, partially offset by a $209,000 increase in salary and employee benefits costs, a $129,000 increase in legal, accounting and other professional fees, and a $203,000 decrease in income tax benefit.

Net Interest Income. The Company’s net interest income for the three-month period ended March 31, 2025 was $2.56 million, as compared to $2.57 million for the same period in 2024, a decrease of $8,000, or 0.3%. The $8,000 decrease in net interest income was primarily due to the $439,000 increase in interest expense related to higher balances on money market deposits, $193,000 lower interest and dividends on securities due to principal paydowns, and $77,000 lower interest on deposits with banks due to lower cash balances, offset by $494,000 higher interest income on loans due to higher yields and balances, and $206,000 lower interest on short term borrowings due to lower borrowing balances.

Total interest income for the first quarter of 2025 increased $224,000, or 6.6% when compared to the same period in 2024, from $3.4 million in 2024 to $3.6 million in 2025. The primary driver of the increase was a $494,000, or 22.3%, increase in interest and fees on loans due to higher rates and higher average balance of total loans, partially offset by a $193,000, or 20.6%, decrease in interest and dividends on investment securities due to maturities and a decrease in interest on deposits with banks and federal funds due to a lower average balance and lower rates in the first quarter of 2025 compared to the first quarter of 2024.

Interest expense for the first quarter of 2025 increased $233,000 from $833,000 for the same period in 2024 to $1.1 million, an increase of 28.0%. The increase was attributable to higher balances and rates on money market deposits and were partially offset by lower balances and rates on short-term borrowings for the first quarter of 2025.

Net interest margin for the three-month period ended March 31, 2025 was 2.92% as compared to 2.86% for the three-month period ended March 31, 2024, an increase of 0.06%. The increase in the net interest margin is primarily due to increases in the yield on loans, offset by increases in rates on interest-bearing deposits and borrowed funds. Loan yields increased from 5.06% to 5.34% between the two periods while the cost of interest-bearing liabilities increased from 1.51% to 1.89% between the two periods.

The average balance of interest-earning assets decreased $5.8 million while the yield increased 0.35% from 3.78% to 4.13%, when comparing the three-month periods ended March 31, 2025, and 2024, respectively. The average balance of interest-bearing funds increased $7.6 million during these same periods. The average balance of noninterest-bearing funds decreased $12.9 million, and the cost of funds increased 0.31%, when comparing the three-month periods ended March 31, 2025, and 2024.

Average total loan balances increased $30.0 million to $205.9 million for the three-month period ended March 31, 2025, compared to $175.9 million for the same period of 2024, while the yield increased 0.28% from 5.06% to 5.34% during that same period. The increase in loan yields for the first quarter of 2025 reflected the runoff of the lower yielding loans and the origination of higher yielding loans in the current higher rate environment.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended March 31,
	2025			2024
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$16,314	$155	3.86%	$21,609	$236	4.39%
Investment securities available for sale	132,805	745	2.24	163,618	938	2.29
Restricted equity securities	1,207	20	6.72	818	16	8.08
Total interest-bearing deposits/investments	150,326	920	2.48	186,045	1,190	2.56

Loans Secured by Real Estate
Construction and land	6,598	159	9.77	5,285	69	5.23
Farmland	314	4	5.04	323	4	5.06
Single-family residential	101,924	1,148	4.51	86,444	1,015	4.69
Multi-family	4,997	60	4.81	5,143	62	4.86
Commercial	47,807	709	6.02	39,015	586	6.04
Total loans secured by real estate	161,640	2,080	5.22	136,210	1,736	5.13
Commercial and Industrial
Commercial and industrial	16,734	258	6.25	11,041	139	5.07
SBA guaranty	5,614	107	7.70	5,859	123	8.45
Total commercial and industrial loans	22,348	365	6.62	16,900	262	6.24
Consumer Loans
Consumer	2,587	6	0.91	2,499	8	1.21
Automobile	19,293	258	5.36	20,305	209	4.12
Total consumer loans	21,880	264	4.90	22,804	217	3.82
Total loans	205,868	2,709	5.34	175,914	2,215	5.06
Total interest-earning assets	356,194	3,629	4.13	361,959	3,405	3.78

Cash	1,827			2,139
Allowance for credit losses	(2,834)			(2,148)
Market valuation	(25,121)			(26,365)
Other assets	23,242			23,292
Total non-earning assets	(2,886)			(3,082)
Total assets	$353,308			$358,877

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$99,690	19	0.08%	$119,404	22	0.07%
Money market	83,486	737	3.58	37,143	306	3.32
Certificates of deposit	25,613	85	1.35	33,146	74	0.89
Total interest-bearing deposits	208,789	841	1.63	189,693	402	0.85

Borrowed Funds:
Bank Term Funding Program	—	—	—	20,000	271	5.46
FHLB advances	20,215	225	4.50	11,667	160	5.51
Total borrowed funds	20,215	225	4.50	31,667	431	5.48
Total interest-bearing liabilities	229,004	1,066	1.89	221,360	833	1.51

Non-interest-bearing deposits	103,242			116,165
Total cost of funds	332,246	1,066	1.30	337,525	833	0.99

Other liabilities and accrued expenses	1,805			2,228
Total liabilities	334,051			339,753

Stockholder's equity	19,257			19,124
Total liabilities and equity	$353,308			$358,877
Net interest income		$2,563			$2,572
Yield on earning assets			4.13%			3.78%
Cost of interest-bearing liabilities			1.89%			1.51%
Net interest spread			2.24%			2.27%
Net interest margin			2.92%			2.86%

Provision for Credit Losses on Loans.  The Company released $146,000 of credit loss allowance on loans for the three-month period ended March 31, 2025 as compared to a provision of credit loss allowance of $169,000 for the same period in 2024.  The decrease for the three-month period ended March 31, 2025, when compared to the three-month period ended March 31, 2024, primarily reflects changes in the data, assumptions and processes between periods.  The allowance for credit loss on loans was $2.69 million on March 31, 2025, representing 1.30% of total loans, compared to $2.04 million, or 1.14% of total loans on March 31, 2024.

Noninterest Income. Noninterest income decreased to $205,000 for the three-month period ended March 31, 2025, from $229,000 for the corresponding period in 2024, a decrease of $24,000, or 10.5%. This was primarily due to decreases in other fees and commissions.

Noninterest Expenses. Noninterest expenses for the three-month period ended March 31, 2025 and 2024 were $2.79 million and $2.86 million, respectively, a decrease of $71,000, or 2.5%.  The primary contributor to the decrease, when compared to the three-month period ended March 31, 2024, was the $498,000 decrease in the provision for losses on unfunded commitments included in other noninterest expenses that was partially offset by increases of $209,000 in salary and employee benefits, $129,000 in legal, accounting, and other professional fees and $40,000 in loan collection costs.

Income Taxes. During the three-month period ended March 31, 2025, the Company recorded an income tax benefit of $29,000 compared to a benefit of $232,000 for the same period in 2024, a $203,000, or 87.5% decrease. The income tax benefit for the first quarter of 2025 was lower than the same period in 2024 primarily due to the $353,000 higher pre-tax income for the first quarter of 2025 and partly due to a benefit of $87,000 in the first quarter of 2024 associated with amended Maryland tax returns for two earlier years.

Comprehensive Income (Loss). In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income, adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the first quarter of 2025, the comprehensive income, net of tax, totaled $1.4 million compared to comprehensive loss in the amount of $0.9 million for the same period in 2024. The $2.3 million increase in comprehensive income was due to a $2.2 million after tax decrease in unrealized losses on securities for the quarter ended March 31, 2025 compared to the amount of after tax unrealized losses on securities for the comparable prior year period and to the increase of $150,000 increase in reported net income for the first quarter of 2025 over the first quarter of 2024.

FINANCIAL CONDITION

General. The Company’s assets decreased to $358.0 million at March 31, 2025 from $359.0 million at December 31, 2024, a decrease of $1.0 million or 0.3%, primarily due to an $0.8 million decrease in cash and cash equivalents, a $1.3 million decrease in investment securities available for sale, a $0.5 million decrease in restricted equity securities and a $0.5 million decrease in deferred tax assets, net, that were partially offset by a $2.3 million increase in loans. Loans, net totaled $204.7 million at March 31, 2025, an increase of $2.3 million or 1.1%, from $202.4 million at December 31, 2024. The increase was primarily attributable to increases in single-family residential, commercial and industrial and automobile loans partially offset by decreases in construction and land, commercial real estate and consumer loans. Cash and cash equivalents as of March 31, 2025, totaled $23.7 million, a decrease of $0.8 million, or 3.2% from $24.5 million on December 31, 2024. Investment securities available for sale as of March 31, 2025, totaled $106.6 million, a decrease of $1.3 million, or 1.2% from $107.9 million on December 31, 2024. Restricted equity securities at March 31, 2025 totaled $1.2 million, a decrease of $0.5 million, or 28.1% from $1.7 million on December 31, 2024.

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

At March 31, 2025, impaired loans totaled $1.9 million, net of specific reserves. Included in the impaired loans total was $1.1 million in loans classified as nonaccrual loans. At March 31, 2025, impaired loans included restructured loans to borrowers with financial difficulty totaling $25,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans	$1,135	$360
Restructured loans to borrowers with financial difficulty, excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	-	-

Total nonperforming loans	1,135	360

Total nonperforming assets	$1,135	$360

Nonperforming assets to total assets	0.32%	0.10%

Deposits as of March 31, 2025, totaled $317.3 million, an increase of $8.1 million, or 2.6%, from $309.2 million on December 31, 2024. Demand deposits as of March 31, 2025 totaled $104.5 million, an increase of $3.7 million, or 3.7% from $100.7 million at December 31, 2024. Interest-bearing checking accounts as of March 31, 2025 totaled $24.9 million, a decrease of $0.6 million, or 2.5% from $25.5 million at December 31, 2024. Savings accounts as of March 31, 2025 totaled $73.7 million, a decrease of $1.8 million, or 2.3%, from $75.4 million at December 31, 2024. Money market accounts as of March 31, 2025 totaled $89.2 million, an increase of $7.7 million, or 9.4%, from $81.5 million at December 31, 2024. Time deposits of $250,000 or less totaled $24.5 million on March 31, 2025, a $0.4 million or a 1.5% decrease from $24.9 million at December 31, 2024. Time deposits over $250,000 totaled $0.6 million on March 31, 2025, a $0.6 million, or 49.6% decrease from $1.1 million at December 31, 2024.

Deposits on March 31, 2025, and December 31, 2024, were as follows:

	March 31, 2025		December 31, 2024		2025 vs 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$104,487	32.9%	$100,747	32.6%	$3,740	3.71%

Interest-bearing deposits:
Checking	24,851	7.8%	25,487	8.2%	(636)	(2.50)%
Savings	73,681	23.2%	75,444	24.4%	(1,763)	(2.34)%
Money market	89,168	28.2%	81,513	26.4%	7,655	9.39%
Total interest-bearing checking, savings and money market deposits	187,700	59.2%	182,444	59.0%	5,256	2.88%

Time deposits of $250,000 or less	24,499	7.7%	24,865	8.0%	(366)	(1.47)%
Time deposits of more than $250,000	571	0.2%	1,133	0.4%	(562)	(49.60)%
Total time deposits	25,070	7.9%	25,998	8.4%	(928)	(3.57)%

Total interest-bearing deposits	212,770	67.1%	208,442	67.4%	4,328	2.08%

Total Deposits	$317,257	100.0%	$309,189	100.0%	$8,068	2.61%

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

Future minimum payments of the Bank’s operating leases as of March 31, 2025 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2025	$22
2026	9
2027	6
2028	—
2029	—
Thereafter	—
Total	$37

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

For the three months ended March 31, 2025, the Bank accrued $124,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

Interest rate risk is that risk to earnings or capital arising from movement of interest rates.  It arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships across yield curves that affect bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest rate related options embedded in certain bank products (option risk).  Changes in interest rates may also affect a bank’s underlying economic value.  The value of a bank’s assets, liabilities, and interest-rate related, off-balance sheet contracts are affected by a change in rates because they represent the value of future cash flows, and in some cases the cash flows themselves, are changed.

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

At March 31, 2025, the simulation analysis indicated that the Bank is in an asset sensitive position in all falling rate scenarios but is liability sensitive in the rising rate shock scenarios. Management strives to optimize the level of higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
March 31, 2025	(3)%	(2)%	(1)%	(5)%
March 31, 2024	(13)%	(6)%	6%	12%

As shown above, measures of net interest income at risk were slightly more favorable in down-rate scenarios and less favorable in up-rate scenarios on March 31, 2025 than on March 31, 2024 over a 12-month modeling period. These measures remained within prescribed policy limits in the up and down interest rate scenarios.

The following table sets forth the Company’s interest-rate sensitivity at March 31, 2025.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total

	(dollars in thousands)
Assets:
Repricing asset balances	$87,054	$26,990	$113,248	$130,681	$357,973

Liabilities and Stockholders' Equity
Repricing liability and equity balances	$77,982	$23,588	$79,835	$176,568	$357,973

GAP	$9,072	$3,402	$33,413	$(45,887)
Cumulative GAP	$9,072	$12,474	$45,887	$-
Cumulative GAP as a % of total assets	2.53%	3.48%	12.82%	0.00%

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(20)%	(10)%	(10)%	(20)%
March 31, 2025	7%	3%	(8)%	(17)%
March 31, 2024	(9)%	(2)%	1%	1%

In an increasing interest rate environment, the Company’s interest income increases at a slightly lower rate compared with changes in its total interest expense, thereby resulting in a slightly liability sensitive profile, primarily in the +300 bps and +400 bps shock scenarios. In a declining interest rate environment, the decreases in the Company’s interest income will be greater than decreases in its already low interest expense, thereby resulting in lower net interest income. Overall, net interest income exhibits limited changes in rates down scenarios, with net interest income decreasing by 6.95% in the -400 bps shock scenario. In a rising interest rate environment, the Company is positioned to generate less economic value of equity as the duration of the assets is longer than the duration of the liabilities, with liabilities repricing more quickly than our assets. Conversely, the Company’s economic value of equity increases in most falling interest rate environments as the longer duration of the assets benefits the Company in falling rate scenarios. Thus, the economic value of equity increases. Overall, economic value of equity exhibits minor changes in rates down scenarios and is fairly balanced.

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2025, totaled $23.7 million, an increase of $0.8 million, or 3.2% from $24.5 million at December 31, 2024.

As of March 31, 2025, the Bank was permitted to draw on an $89.7 million line of credit from the FHLB of Atlanta. Short-term borrowings under the line totaled $20.0 million and $30.0 million at March 31, 2025 and December 31, 2024, respectively. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. As of March 31, 2025 and December 31, 2024, the Bank had $0 in outstanding short-term borrowings from the Federal Reserve Bank (“FRB”) discount window. Borrowings under the line are secured by qualifying collateral.

In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, respectively, of which $0 was outstanding as of March 31, 2025.

The Company’s stockholders’ equity increased $1.4 million, or 7.7% during the three-month period ended March 31, 2025. The increase in equity was primarily due to a $1.2 million decrease in the after-tax net unrealized holding loss on securities available for sale and the $153,000 net income in the period ended March 31, 2025.

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

The regulations impose several sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. In addition, there are requirements to maintain a capital conservation buffer which raised the minimum required common equity Tier 1 capital ratio to 7.00%, the Tier 1 capital ratio to 8.50% and the total capital ratio to 10.50%. At March 31, 2025, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.71%, a Tier 1 risk-based capital ratio of 15.42%, a common equity Tier 1 risk-based capital ratio of 15.42%, and a total risk-based capital ratio of 16.60%.

The Company’s capital amounts and ratios at March 31, 2025 and December 31, 2024 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,639	15.42%	$10,694	4.50%	$15,447	6.50%
Total capital	$39,438	16.60%	$19,012	8.00%	$23,764	10.00%
Tier 1 capital	$36,639	15.42%	$14,259	6.00%	$19,012	8.00%
Tier 1 leverage	$36,639	9.71%	$15,099	4.00%	$18,874	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,481	15.15%	$10,837	4.50%	$15,653	6.50%
Total capital	$39,496	16.40%	$19,265	8.00%	$24,082	10.00%
Tier 1 capital	$36,481	15.15%	$14,449	6.00%	$19,265	8.00%
Tier 1 leverage	$36,481	9.97%	$14,640	4.00%	$18,300	5.00%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are fully described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to the financial statements. The Company reevaluates these variables as facts and circumstances change. Historically, actual results have not differed significantly from the Company’s estimates. The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of the Company’s financial statements, including the identification of the variables most important in the estimation process:

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

In connection with the preparation of the Company’s financial statements for the fiscal year ended December 31, 2024, the Company evaluated the effectiveness of disclosure controls and procedures and identified material weaknesses in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025. The Company did not design and maintain effective disclosure controls and procedures because of the following material weakness in internal control over financial reporting:

●	Management has not fully implemented a comprehensive control framework to ensure key CECL model inputs, assumptions, and results are appropriately validated, documented, and assessed for reasonableness through the financial statement issuance date. Additionally, third-party data was relied upon without appropriately verifying the information.

The material weakness did not result in a material misstatement to the Company’s consolidated financial statements, however, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Notwithstanding such material weaknesses, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements included in the Quarterly Report are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

Remediation Plan and Status

Since identifying the material weakness described above, management, with oversight from the Audit Committee, has begun to design enhancements to policies and procedures intended to address the identified material weaknesses and to enhance the Company’s overall internal control over financial reporting. With respect to validation of the third-party data, management will investigate the issue and based on its findings will recommend appropriate procedures designed to validate the data.

Remediation of Previously Reported Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, we identified control deficiencies with respect to controls over the segregation of duties to prevent unauthorized or erroneous journal entries. The Company had not implemented system restrictions or compensating controls to require secondary review and approval of journal entries before they are posted.

This material weakness did not result in a misstatement of the Company’s financial statements; however, it could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

In response to the material weakness with respect to controls over the segregation of duties to prevent unauthorized or erroneous journal entries, management has taken the required steps to implement system-based controls that require a second person review and approve journal entries before allowing journal entries to be posted.

Changes in Internal Control over Financial Reporting

 Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2025.

Other than the completed remediation efforts described above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GLEN BURNIE BANCORP
(Registrant)

Date: May 20, 2025	By:	/s/ Mark C. Hanna
Mark C. Hanna
President, Chief Executive Officer

	By:	/s/ Jeffrey D. Harris
Jeffrey D. Harris
Chief Financial Officer