Form 10-Q
period 2025-06-30
GLEN BURNIE BANCORP
filed 2025-08-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common stock outstanding as of August 7, 2025 was 2,900,681.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$1,677	$2,012
Interest-bearing deposits in other financial institutions	10,991	22,452
Cash and Cash Equivalents	12,668	24,464

Investment securities available for sale, at fair value	104,566	107,949
Restricted equity securities, at cost	869	1,671

Loans, net of deferred fees and costs	213,362	205,219
Less: Allowance for credit losses	(2,587)	(2,839)
Loans, net	210,775	202,380

Premises and equipment, net	2,575	2,678
Bank owned life insurance	8,921	8,834
Deferred tax assets, net	8,102	8,548
Accrued interest receivable	1,206	1,345
Accrued taxes receivable	271	148
Prepaid expenses	386	471
Other assets	382	468
Total Assets	$350,721	$358,956

LIABILITIES
Noninterest-bearing deposits	$107,027	$100,747
Interest-bearing deposits	210,289	208,442
Total Deposits	317,316	309,189

Short-term borrowings	13,000	30,000
Defined pension liability	340	330
Accrued expenses and other liabilities	1,132	1,620
Total Liabilities	331,788	341,139

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,900,681 shares as of June 30, 2025 and December 31, 2024	2,901	2,901
Additional paid-in capital	11,037	11,037
Retained earnings	22,823	22,882
Accumulated other comprehensive loss	(17,828)	(19,003)
Total Stockholders' Equity	18,933	17,817

Total Liabilities and Stockholders' Equity	$350,721	$358,956

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF LOSS

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$2,909	$2,525	$5,618	$4,740
Interest and dividends on securities	732	854	1,477	1,791
Interest on deposits with banks and federal funds sold	236	514	411	767
Total Interest Income	3,877	3,893	7,506	7,298

INTEREST EXPENSE
Interest on deposits	942	584	1,783	986
Interest on short-term borrowings	199	523	424	955
Total Interest Expense	1,141	1,107	2,207	1,941

Net Interest Income	2,736	2,786	5,299	5,357

(Release) provision of credit loss allowance	79	600	(541)	792
Net interest income after credit loss provision	2,657	2,186	5,840	4,565

NONINTEREST INCOME
Service charges on deposit accounts	34	35	65	73
Other fees and commissions	142	162	273	311
Income on life insurance	44	44	87	87
Total Noninterest Income	220	241	425	471

NONINTEREST EXPENSE
Salary and benefits	2,026	1,601	3,853	3,219
Occupancy and equipment expenses	256	338	565	669
Legal, accounting and other professional fees	278	248	662	502
Data processing and item processing services	224	243	480	492
FDIC insurance costs	44	40	85	78
Advertising and marketing related expenses	30	25	66	48
Loan collection costs	7	—	52	6
Telephone costs	25	29	63	69
Other expenses	362	296	690	575
Total Noninterest Expenses	3,252	2,820	6,516	5,658

Loss before income taxes	(375)	(393)	(251)	(621)

Income tax benefit	(163)	(189)	(192)	(420)

NET LOSS	$(212)	$(204)	$(59)	$(201)

Basic and diluted net loss per share of common stock	$(0.07)	$(0.07)	$(0.02)	$(0.07)

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net loss	$(212)	$(204)	$(59)	$(201)

Other comprehensive income (loss:)

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain (loss) on securities during the period	(50)	(269)	1,620	(1,568)
Income tax benefit (expense) relating to item above	14	73	(446)	431
Net effect on other comprehensive income (loss)	(36)	(196)	1,174	(1,137)

Other comprehensive income (loss)	(36)	(196)	1,174	(1,137)

Comprehensive income (loss)	$(248)	$(400)	$1,115	$(1,338)

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	(Loss)	Total

Balance, December 31, 2023	$2,883	$10,964	$23,859	$(18,381)	$19,325

Net loss	—	—	(201)	—	(201)
Cash dividends, $0.20 per share	—	—	(577)	—	(577)
Dividends reinvested under					—
dividend reinvestment plan	11	50	—	—	61
Other comprehensive loss	—	—	—	(1,137)	(1,137)

Balance, June 30, 2024	$2,894	$11,014	$23,081	$(19,518)	$17,471

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2024	$2,901	$11,037	$22,882	$(19,003)	$17,817

Net loss	—	—	(59)	—	(59)
Other comprehensive income	—	—	—	1,174	1,174

Balance, June 30, 2025	$2,901	$11,037	$22,823	$(17,828)	$18,933

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(59)	$(201)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	183	150
Amortization, and accretion of investment securities available for sale	55	81
(Release of) provision for credit losses	(541)	792
Loss on disposals of assets, net	16	—
Increase in cash surrender value of bank owned life insurance	(87)	(87)
Decrease in ground rents	4	3
Decrease (increase) in accrued interest receivable	139	(167)
Net decrease (increase) in other assets	43	(238)
Net decrease in accrued expenses and other liabilities	(109)	(74)
Net cash (used in) provided by operating activities	(356)	259

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	4,949	20,598
Net sale of Federal Home Loan Bank stock	803	971
Net increase in loans	(8,192)	(25,420)
Purchases of premises and equipment	(127)	(147)

Net cash used in investing activities	(2,567)	(3,998)

Cash flows from financing activities:
Net increase in deposits	8,127	5,800
Decrease in short term borrowings	(17,000)	—
Cash dividends paid	—	(577)
Common stock dividends reinvested	—	61

Net cash (used in) provided by financing activities	(8,873)	5,284

Net (decrease) increase in cash and cash equivalents	(11,796)	1,545

Cash and cash equivalents at beginning of period	24,464	15,241

Cash and cash equivalents at end of period	$12,668	$16,786

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$2,285	$1,983
Net income taxes paid	—	—
Net decrease (increase) in unrealized depreciation on available for sale securities	1,620	(1,568)

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

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2025 and December 31, 2024, the results of operations for the three- and six-month periods ended June 30, 2025 and 2024, and the statements of cash flows for the three- and six-month periods ended June 30, 2025 and 2024. The operating results for the three- and six-month periods ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or any future interim period. The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2025. The unaudited consolidated financial statements for June 30, 2025 and 2024, the consolidated balance sheet at December 31, 2024, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024. There have not been any material changes in the Company's significant accounting policies.

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

Portfolio segment is defined as the level at which the Company develops and documents a systematic methodology to determine its ACL. The Company has designated three loan portfolio segments: loans secured by real estate, commercial and industrial loans, and consumer loans. These loan portfolio segments are further disaggregated into classes, which represent loans of similar type, risk characteristics, and methods for monitoring and assessing credit risk. The loans secured by the real estate portfolio segment are disaggregated into five classes: construction and land, farmland, single-family residential, multi-family, and commercial. The commercial and industrial loan portfolio segment is disaggregated into two classes: commercial and industrial, and SBA guaranty. The risk of loss for the commercial and industrial loan portfolio segment is generally most indicated by the credit risk rating assigned to each borrower. Commercial and industrial loan risk ratings are determined by experienced senior credit officers based on specific facts and circumstances and are subject to periodic review by an independent internal team of credit specialists. The consumer loan portfolio segment is disaggregated into two classes: consumer and automobile. The risk of loss for the consumer loan portfolio segment is generally most indicated by delinquency status and general economic factors. Each of the three loan portfolio segments may also be further segmented based on risk characteristics.

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

Allowance for Credit Losses – Available for Sale Debt Securities

The impairment model for available for sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2024 and June 30, 2025, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $37.3 million on June 30, 2025. The reserve for unfunded commitments is recognized as a liability (Accrued expenses and other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the ACL; the fair value of financial instruments, such as loans and investment securities; benefit plan obligations and expenses; and the valuation of deferred tax assets.

NOTE 3 – LOSS PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common well-capitalstockholders by the weighted average common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average common shares outstanding, plus the effect of common stock equivalents (for example, stock options computed using the treasury stock method).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic and diluted loss per share:
Net loss	$(211,974)	$(204,480)	$(59,004)	$(201,322)
Weighted average common shares outstanding	2,900,681	2,891,203	2,891,585	2,888,378
Basic and dilutive net loss per share	$(0.07)	$(0.07)	$(0.02)	$(0.07)

Diluted earnings per share calculations were not required for the three- and six-month periods ended June 30, 2025 and 2024, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at June 30, 2025 or December 31, 2024. Available for sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company had no held-to-maturity securities at June 30, 2025 or December 31, 2024.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at June 30, 2025 and December 31, 2024:

	At June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$13,845	$9	$(2,168)	$11,686
Agency mortgage-backed securities	40,908	—	(4,519)	36,389
Municipal securities	41,568	4	(10,917)	30,655
U.S. Government agency securities	31,342	—	(6,848)	24,494
Corporate Securities	1,500	—	(158)	1,342

Total securities available for sale	$129,163	$13	$(24,610)	$104,566

	At December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$14,439	$21	$(2,402)	$12,058
Agency mortgage-backed securities	44,252	—	(5,651)	38,601
Municipal securities	42,607	5	(10,201)	32,411
U.S. Government agency securities	31,368	—	(7,830)	23,538
Corporate Securities	1,500	—	(159)	1,341

Total securities available for sale	$134,166	$26	$(26,243)	$107,949

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024 are as follows:

June 30, 2025	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$1,305	$—	$9,043	$(2,168)	$10,348	$(2,168)
Agency mortgage-backed securities	56	—	36,332	(4,519)	36,388	(4,519)
Municipal securities	505	(20)	28,536	(10,897)	29,041	(10,917)
U.S. Government agency securities	—	—	24,494	(6,848)	24,494	(6,848)
Corporate Securities	—	—	1,342	(158)	1,342	(158)
	$1,866	$(20)	$99,747	$(24,590)	$101,613	$(24,610)

December 31, 2024	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(dollars in thousands)
Collateralized mortgage obligations	$118	$—	$9,456	$(2,402)	$9,574	$(2,402)
Agency mortgage-backed securities	66	(1)	38,535	(5,650)	38,601	(5,651)
Municipal securities	1,615	(20)	30,291	(10,181)	31,906	(10,201)
U.S. Government agency securities	—	—	23,538	(7,830)	23,538	(7,830)
Corporate Securities	—	—	1,341	(159)	1,341	(159)
	$1,799	$(21)	$103,161	$(26,222)	$104,960	$(26,243)

The Company does not believe that the available for sale debt securities that were in an unrealized loss position have any credit loss impairment as of June 30, 2025. As of June 30, 2025, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available for sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At June 30, 2025, the Company recorded unrealized losses in its portfolio of debt securities totaling $24.6 million related to 226 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

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

Shown below are contractual maturities of debt securities at June 30, 2025. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Mortgage Backed		Municipals		U.S. Government Agencies		Corporates
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Due within one year	$285	5.09%	$—	—%	$—	—%	$—	—%
Due over one to five years	1,126	2.30	236	1.06	3,751	1.29	—	—
Due over five to ten years	14,743	2.17	5,687	3.12	11,397	1.76	1,500	3.75
Due over ten years	38,599	2.41	35,645	2.56	16,194	1.87	—	—

Total securities available for sale	$54,753	2.35%	$41,568	2.63%	$31,342	1.76%	$1,500	3.75%

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$4,626	2	$8,882	4
Farmland	311	—	315	—
Single-family residential	104,167	49	98,993	49
Multi-family	4,947	2	5,022	2
Commercial	50,630	24	48,726	24
Total loans secured by real estate	164,681		161,938
Commercial and Industrial
Commercial and industrial	19,012	9	16,705	8
SBA guaranty	5,539	3	5,691	3
Total commercial and industrial loans	24,551		22,396
Consumer Loans
Consumer	2,512	1	2,880	1
Automobile	21,618	10	18,005	9
Total consumer loans	24,130		20,885

Loans, net of deferred fees and costs	213,362	100	205,219	100
Less: Allowance for credit losses	(2,587)		(2,839)
Loans, net	$210,775		$202,380

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

The Company applies ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”) for estimating credit losses. The CECL model requires the immediate recognition of expected credit losses over the contractual term for financial instruments that fall within the scope of CECL at the date of origination or purchase of the financial instrument. The CECL model, which is applicable to the measurement of credit losses on financial assets measured at amortized cost and certain off-balance sheet credit exposures, affects the Company’s estimates of the allowance for credit losses for our loan portfolio and the reserve for our off-balance sheet credit exposures related to loan commitments. The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance, based on all available information from internal and external sources, relevant to assessing the collectability of loans over their contractual terms, adjusted for expected prepayments when appropriate, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations are performed for each class of loans and take into consideration factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral securing the loans and current economic conditions and trends that may affect the borrowers’ ability to pay. For example, delinquencies in unsecured loans and indirect automobile installment loans may be reserved for at higher ratios than loans secured by real estate. Finally, the Company considers forecasts about future economic conditions or changes in collateral values that are reasonable and supportable. Based on that analysis, the Bank deems its allowance for credit losses in proportion to the total impaired loans and past due loans to be sufficient.

Transactions in the allowance for credit losses for the six months ended June 30, 2025, and the year ended December 31, 2024 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
June 30, 2025	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$40	$16	$1,529	$224	$507	$272	$38	$45	$168	$2,839
Charge-offs	—	—	—	—	—	—	—	—	(130)	(130)
Recoveries	—	—	—	—	—	—	—	—	81	81
(Release) provision for credit losses	(26)	(2)	(63)	(121)	(150)	90	(4)	(9)	82	(203)

Balance, end of quarter	$14	$14	$1,466	$103	$357	$362	$34	$36	$201	$2,587

Individually evaluated for impairment:
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Related loan balance	—	—	979	—	864	—	461	—	—	2,304

Collectively evaluated for impairment:
Balance in allowance	$14	$14	$1,466	$103	$357	$362	$34	$36	$201	$2,587
Related loan balance	4,626	311	103,188	4,947	49,766	19,012	5,078	2,512	21,618	211,058

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157
Charge-offs	—	—	—	—	—	—	(299)	(18)	(67)	(384)
Recoveries	—	—	—	—	—	—	—	133	89	222
Provision (release) for credit losses	9	(2)	239	128	317	(32)	316	(100)	(31)	844

Balance, end of the year	$40	$16	$1,529	$224	$507	$272	$38	$45	$168	$2,839

Individually evaluated for impairment:
Balance in allowance	$—	$—	$18	$—	$—	$121	$—	$—	$—	$139
Related loan balance	—	—	26	—	—	773	—	—	—	799

Collectively evaluated for impairment:
Balance in allowance	$40	$16	$1,511	$224	$507	$151	$38	$45	$168	$2,700
Related loan balance	8,882	315	98,967	5,022	48,726	15,932	5,691	2,880	18,005	204,420

	June 30,	June 30,
(dollars in thousands)	2025	2024
Average loans	$207,409	$181,282
Net charge offs to average loans (annualized)	0.01%	0.25%

During the six-month period ended June 30, 2025, loans to 10 borrowers and related entities totaling approximately $130,000 were determined to be uncollectible and were charged off.

The following table provides current period gross charge-offs by the year of origination for each period shown:

	Gross Charge-offs
June 30, 2025	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Consumer Loans
Consumer	$—	$—	$—	$—	$—	$—	$—	$—
Automobile	—	16	—	24	22	68	—	130
Total Consumer	—	16	—	24	22	68	—	130

Total gross charge-offs this period	$—	$16	$—	$24	$22	$68	$—	$130

	Gross Charge-offs
December 31, 2024	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial and Industrial Loans
Commercial and industrial	$—	$—	$—	$299	$—	$—	$—	$299

Consumer Loans
Consumer	$—	$—	$13	$—	$—	$5	$—	$18
Automobile	—	—	—	—	51	16	—	67
Total Consumer	—	—	13	0	51	21	—	85

Total gross charge-offs this period	$—	$—	$13	$299	$51	$21	$—	$384

Reserve for Unfunded Commitments. Loan commitments and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments.

The collateral requirement is based on management's credit evaluation of the counter-party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of June 30, 2025, the Bank had outstanding commitments totaling $37.3 million, or $2.3 million less than the $39.6 million outstanding one year ago. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. The decrease for the six-month period ended June 30, 2025, when compared to the six-month period ended June 30, 2024, primarily reflects changes in the data, assumptions and processes between periods.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Six Months Ended
	June 30,
(dollars in thousands)	2025	2024
Beginning balance	$584	$473
Reduction of unfunded reserve	(338)	(88)
Provisions charged to operations	—	186

Ending balance	$246	$571

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first six months of 2025.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At June 30, 2025			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,626	$—	$—	$—	$4,626
Farmland	311	—	—	—	311
Single-family residential	103,253	27	—	887	104,167
Multi-family	4,947	—	—	—	4,947
Commercial	50,510	—	—	120	50,630
Total loans secured by real estate	163,647	27	—	1,007	164,681
Commercial and Industrial
Commercial and industrial	19,012	—	—	—	19,012
SBA guaranty	5,539	—	—	—	5,539
Total commercial and industrial loans	24,551	—	—	—	24,551
Consumer Loans
Consumer	2,488	24	—	—	2,512
Automobile	21,178	381	—	59	21,618
Total consumer loans	23,666	405	—	59	24,130

	$211,864	$432	$—	$1,066	$213,362

At December 31, 2024			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$8,882	$—	$—	$—	$8,882
Farmland	315	—	—	—	315
Single-family residential	97,742	1,102	—	149	98,993
Multi-family	5,022	—	—	—	5,022
Commercial	48,602	—	—	124	48,726
Total loans secured by real estate	160,563	1,102	—	273	161,938
Commercial and Industrial
Commercial and industrial	16,233	472	—	—	16,705
SBA guaranty	5,691	—	—	—	5,691
Total commercial and industrial loans	21,924	472	—	—	22,396
Consumer Loans
Consumer	2,879	1	—	—	2,880
Automobile	17,613	305	—	87	18,005
Total consumer loans	20,492	306	—	87	20,885

	$202,979	$1,880	$—	$360	$205,219

The balances in the above tables have not been reduced by the allowance for credit losses. For the period ended June 30, 2025, the allowance for credit loss is $2.6 million. For the period ended December 31, 2024, the allowance for credit loss was $2.8 million.

There were no non-accrual loans with specific reserves at June 30, 2025.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at June 30, 2025 and December 31, 2024.

June 30, 2025		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	—	—	—	—	—
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$—	$—	$—	$—	$—

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	979	979	5	n/a	1,145
Multi-family	—	—	—	n/a	—
Commercial	864	864	29	n/a	889
Total loans secured by real estate	1,843	1,843	34	—	2,034
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	461	461	22	n/a	466
Total commercial and industrial loans	461	461	22	—	466
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	114	114	3	n/a	137
Total consumer loans	114	114	3	n/a	137
Total impaired loans with no specific reserve	$2,418	$2,418	$59	$—	$2,637

December 31, 2024		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	8	26	4	18	48
Multi-family	—	—	—	—	—
Commercial	652	773	—	121	2,270
Total loans secured by real estate	660	799	4	139	2,318
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$660	$799	$4	$139	$2,318

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	123	123	12	n/a	91
Multi-family	—	—	—	n/a	—
Commercial	125	125	8	n/a	138
Total loans secured by real estate	248	248	20	—	229
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	86	86	6	n/a	102
Total consumer loans	86	86	6	—	102
Total impaired loans with no specific reserve	$334	$334	$26	$—	$331

	June 30,	December 31,
(dollars in thousands)	2025	2024

Restructured loans to borrowers with financial difficulty	$24	$26
Non-accrual and 90+ days past due and still accruing loans to average loans	0.51%	0.19%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	242.8%	789.1%

At June 30, 2025, there was one restructured loan to a borrower with financial difficulty consisting of a single-family residential loan in the amount of $24,000. This loan is in nonaccrual status.

The following table shows the activity for non-accrual loans for the six months ended June 30, 2025 and 2024.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans		Consumer Loans
	Single-family		Commercial
(dollars in thousands)	Residential	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2023	$145	$—	$299	$—	$—	$83	$527
Transfers into nonaccrual	—	140	—	—	—	18	158
Loans paid down/payoffs	(39)	(8)	—	—	—	(19)	(66)
Loans returned to accrual status	—	—	—	—	—	(1)	(1)
Loans charged off	—	—	(299)	—	—	(2)	(301)

June 30, 2024	$106	$132	$—	$—	$—	$79	$317

December 31, 2024	$149	$124	$—	$—	$—	$87	$360
Transfers into nonaccrual	744	—	—	—	—	96	840
Loans paid down/payoffs	(6)	(4)	—	—	—	(16)	(26)
Loans returned to accrual status	—	—	—	—	—	(1)	(1)
Loans charged off	—	—	—	—	—	(107)	(107)

June 30, 2025	$887	$120	$—	$—	$—	$59	$1,066

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt as of June 30, 2025 and December 31, 2024. All such properties are initially recorded at a lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and the expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on June 30, 2025, and December 31, 2024:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
June 30, 2025	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$4,626	$311	$103,188	$4,947	$49,766	$19,012	$5,078	$2,512	$21,504	$210,944
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	979	—	864	—	461	—	114	2,418
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$4,626	$311	$104,167	$4,947	$50,630	$19,012	$5,539	$2,512	$21,618	$213,362

Nonaccrual	$—	$—	$887	$—	$120	$—	$—	$—	$59	$1,066
Restructured loans to borrowers with financial difficulty	$—	$—	$24	$—	$—	$—	$—	$—	$—	$24
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$24	$—	$—	$—	$—	$—	$—	$24
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$8,882	$315	$98,844	$5,022	$47,829	$16,705	$5,219	$2,880	$17,918	$203,614
Special mention	—	—	—	—	—	—	472	—	—	472
Substandard	—	—	149	—	897	—	—	—	87	1,133
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$8,882	$315	$98,993	$5,022	$48,726	$16,705	$5,691	$2,880	$18,005	$205,219

Nonaccrual	$—	$—	$149	$—	$124	$—	$—	$—	$87	$360
Restructured loans to borrowers with financial difficulty	$—	$—	$26	$—	$—	$—	$—	$—	$—	$26
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$26	$—	$—	$—	$—	$—	$—	$26
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

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

Loans. Impaired loans totaled $2.4 million with $0 of specific reserves as of June 30, 2025. These assets included single-family residential, commercial and industrial, and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly relies on appraisals from independent appraisers. We obtain an appraisal of properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 20%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
June 30, 2025
Recurring:
Securities available for sale
State and municipal	$10,521	$20,134	$—	$30,655
Mortgage-backed	3,129	69,440	—	72,569
Corporate	—	1,342	—	1,342

Non-recurring:
Impaired loans	—	—	2,418	2,418
	$13,650	$90,916	$2,418	$106,984
December 31, 2024
Recurring:
Securities available for sale
State and municipal	$11,182	$21,229	$—	$32,411
Mortgage-backed	3,006	71,191	—	74,197
Corporate	—	1,341	—	1,341

Non-recurring:
Impaired loans	—	—	994	994
	$14,188	$93,761	$994	$108,943

The estimated fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024 are summarized in the following table. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$1,677	$1,677	$2,012	$2,012
Interest-bearing deposits in other financial institutions	10,991	10,991	22,134	22,134
Federal funds sold	—	—	318	318
Investment securities available for sale	104,566	104,566	107,949	107,949
Investments in restricted stock	869	869	1,671	1,671
Ground rents	118	118	123	123
Loans, less allowance for credit losses	210,775	202,439	202,380	191,685
Accrued interest receivable	1,206	1,206	1,345	1,345
Cash value of life insurance	8,921	8,921	8,834	8,834

Financial liabilities:
Deposits	317,316	273,510	309,189	260,368
Short-term borrowings	13,000	13,000	30,000	30,053
Accrued interest payable	75	75	153	153
Unrecognized financial instruments:
Commitments to extend credit	37,021	37,021	31,332	31,332
Standby letters of credit	255	255	255	255

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
June 30, 2025	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$12,668	$12,668	$12,668	$—	$—
Loans receivable, net	210,775	202,439	—	—	202,439
Cash value of life insurance	8,921	8,921	—	8,921	—
Financial instruments - Liabilities
Deposits	317,316	273,510	24,690	248,820	—
Short-term debt	13,000	13,000	—	13,000	—

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

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") with required effective dates. The accounting pronouncements should be read in conjunction with "Critical Accounting Policies" of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2024 Form 10-K.

The Company reviews new accounting standards as issued and evaluates their potential impact on our consolidated financial statements. During the quarter ended June 30, 2025, no new accounting pronouncements were issued or became effective that had a material effect on our financial statements and disclosures.

NOTE 8 – SUBSEQUENT EVENTS

On March 5, 2025, The Bank of Glen Burnie (the “Bank”), a wholly owned banking subsidiary of Glen Burnie Bancorp (the “Company”), filed an 8-K noting that the Bank entered into a stock purchase agreement with Virginia Wholesale Mortgage, Inc. (“VAWM”) which provides mortgage banking services in the communities it serves.  The Company expects to close on this purchase in August 2025.  VAWM currently originates approximately $125 million a year in new mortgages across a wide array of loan products with specialized expertise in mortgage solutions for veterans and military personnel.  This acquisition is expected to provide access to new products and markets for the Bank, create the ability to originate and sell mortgages off the Bank’s balance sheet, and provide cross-selling opportunities for the Bank’s products and services to VAWM’s existing and new clients.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for credit losses and the amount of credit loss provisions required in future periods;
•

examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;

•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•

reduced earnings due to higher credit impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;

•	increases in competitive pressure in the banking and financial services industries;
•

changes in the interest rate environment, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets, and that could reduce anticipated or actual margins;  temporarily reduce the market value of our available-for-sale investment securities and temporarily reduce accumulated other comprehensive income or increase accumulated other comprehensive loss, which temporarily could reduce stockholders’ equity;

•	enterprise risk management may not be effective in mitigating risk and reducing the potential for losses;
•

changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and congressional elections;

•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•

changes occurring in business conditions and inflation, including the impact of inflation on us, including a decrease in demand for new mortgage loan and commercial real estate loan originations and refinancings, an increase in competition for deposits, and an increase in non-interest expense, which may have an adverse impact on our financial performance;

•	changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	FDIC assessment which has increased, and may continue to increase, our cost of doing business;

•

cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third-party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;

•

changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, and returns available to customers on alternative investments;

•	changes in technology, including the increasing use of artificial intelligence;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•

changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	our use of brokered deposits may be an unstable and/or an expensive deposit source to fund earning asset growth;
•	our ability to obtain brokered deposits as an additional funding source could be limited;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•

the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, such as the war in Ukraine, the Middle East conflict, and the conflict between China and Taiwan, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs, and disruptions caused by widespread cybersecurity incidents;

•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

Because of these and other risks and uncertainties, our actual future results may be materially different from the results indicated by any forward-looking statements.  In addition, our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

OVERVIEW

The following discussion describes our results of operations for the three and  six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024 and analyzes our financial condition as of June 30, 2025 as compared to December 31, 2024. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” or similar references mean Glen Burnie Bancorp. References to the “Bank” mean Bank of Glen Burnie.

RECENT INDUSTRY EVENTS

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits and borrowings through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. The target rate range of federal funds was 5.25% - 5.50% from July 26, 2023, to September 17, 2024. On September 18, 2024, the FOMC reduced the target range of federal funds by 0.50% to 4.75% - 5.00%. There were two additional 25 basis point cuts to the target rate range of federal funds during the fourth quarter of 2024, lowering the target rate range to 4.25% - 4.50% at June 30, 2025, compared to 5.25% - 5.50% at June 30, 2024. Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage banking income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025, TO THE THREE MONTHS ENDED JUNE 30, 2024

Net Income

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with six offices in Anne Arundel County Maryland. The Company reported a net loss attributable to common stockholders for the three-month period ended June 30, 2025, of -$212,000, or $(0.07) per basic and diluted share compared to a net loss of $204,000, or $(0.07) per basic and diluted share for the three-month period June 30, 2024. When compared to the second quarter of 2024, there were a number of offsetting differences that resulted in a net loss increase of $8,000.

●	Net interest income decreased in the second quarter of 2025 by $50,000 while provision expense for credit losses expense improved by $521,000.
●	Non-interest income was down by $21,000 due to lower other fees and commissions.
●	Total non-interest expenses increased by $432,000, of which $425,000 were attributable to increased salary and employee benefits from new hires and $287,000 in non-recurring additional costs related to early retirement programs and reductions in employee headcount.

●	During the three-month period ended June 30, 2025, the Company recorded an income tax benefit of $163,000 compared to a benefit of $189,000 for the same period in 2024. Our effective tax rate was 43.5% during the three months ended June 30, 2025, compared to 48.1% during the three-months ended June 30, 2024. The high rate of tax is caused by the high amount of tax-exempt income in proportion to our pre-tax book loss.

Net Interest Income

Net interest income is our primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.

Net interest income decreased $50,000, or 1.8%, to $2.7 million for the three months ended June 30, 2025, from $2.8 million for the three months ended June 30, 2024. Our net interest margin, on a taxable equivalent basis, was 3.13% for the three months ended June 30, 2025, compared to 3.10% for the three months ended June 30, 2024. Average earning assets were $359.3 million for the three months ended June 30, 2025, and $370.9 million in the same period of 2024.

●	The $50,000 decrease in net interest income was due to $16,000 less in total interest income and $34,000 more in the total cost of funds between the two periods.
●	Total average interest-bearing deposits and investments were down by $34.0 million with $400,000 less in interest income and 39 basis points less in yield between the two periods. Federal funds rates were down 100 basis points in the second quarter of 2025 when compared to the second quarter of 2024. Total average investments were down by $17.5 million as the Company strategically began to allow the securities portfolio to decrease while growing loans in the marketplace. The Company does not intend to sell or buy any securities in the near future.
●	Total average loans increased $22.3 million with $384,000 more in interest income and 14 basis points more in yield between the two periods.
●	Total average deposits increased $10.2 million with $357,000 more in interest expense and 42 basis points more in yield between the two periods. Total average borrowed funds decreased $21.1 million with $323,000 less in interest expense and 92 basis points less in yield offsetting the increase in interest on deposits between the two periods.
●	The increase in earning asset yield of 11 basis points between the two periods was due to a change in the mix of our earning assets from cash and securities to loans. In the second quarter of 2024, loans represented 50% of our average earning assets; in the second quarter of 2025, loans represented 58% of our average earning assets.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended June 30,
	2025			2024
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$18,894	$218	4.62%	$35,359	$511	5.81%
Investment securities available for sale	130,343	732	2.25	148,690	854	2.30
Restricted equity securities	1,098	18	6.61	246	3	5.25
Total interest-bearing deposits/investments	150,335	968	2.58	184,295	1,368	2.97

Loans Secured by Real Estate
Construction and land	4,246	139	13.13	5,350	97	7.33
Farmland	312	4	5.04	321	4	5.06
Single-family residential	103,321	1,316	5.11	90,443	1,115	4.93
Multi-family	4,965	60	4.87	5,107	62	4.86
Commercial	47,716	734	6.17	41,911	647	6.20
Total loans secured by real estate	160,560	2,253	5.63	143,132	1,925	5.41
Commercial and Industrial
Commercial and industrial	19,437	273	5.63	15,253	228	6.01
SBA guaranty	5,543	104	7.54	5,799	120	8.33
Total commercial and industrial loans	24,980	377	6.05	21,052	348	6.65
Consumer Loans
Consumer	2,650	8	1.15	2,624	8	1.16
Automobile	20,761	271	5.24	19,842	244	4.92
Total consumer loans	23,411	279	4.78	22,466	252	4.50
Total loans	208,951	2,909	5.58	186,650	2,525	5.44
Total interest-earning assets	359,286	3,877	4.33	370,945	3,893	4.22

Cash	1,738			2,074
Allowance for credit losses	(2,665)			(2,251)
Market valuation	(24,588)			(28,519)
Other assets	22,816			23,822
Total non-earning assets	(2,699)			(4,874)
Total assets	$356,587			$366,071

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$96,466	23	0.10%	$111,778	26	0.10%
Money market	90,454	818	3.62	54,002	492	3.66
Certificates of deposit	25,332	101	1.60	29,253	66	0.91
Total interest-bearing deposits	212,252	942	1.78	195,033	584	1.20

Borrowed Funds:
FHLB advances	17,822	199	4.49	—	—	—
Bank Term Funding Program	—	—	—	38,889	523	5.41
Federal Funds Purchased	2	—	—	2	—	—

Total borrowed funds	17,824	199	4.49	38,891	523	5.41
Total interest-bearing liabilities	230,076	1,141	1.99	233,924	1,107	1.90

Non-interest-bearing deposits	105,395			112,394
Total cost of funds	335,471	1,141	1.36	346,318	1,107	1.29

Other liabilities and accrued expenses	1,336			2,384
Total liabilities	336,807			348,702

Stockholder's equity	19,780			17,369
Total liabilities and equity	$356,587			$366,071
Net interest income		$2,736			$2,786
Yield on earning assets			4.33%			4.22%
Cost of interest-bearing liabilities			1.99%			1.90%
Net interest spread			2.34%			2.32%
Net interest margin			3.05%			3.02%
Net interest margin - FTE (1)			3.13			3.10

(1) Based on a 21% marginal tax rate.

Provision and Allowance for Credit Losses

The total allowance for credit losses (ACL) is composed of two parts: the ACL for loans and the ACL for unfunded commitments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. For the second quarter of 2025, the provision for credit loss allowance was $79,000 comprised of $57,000 release of ACL for loans and $136,000 provision of ACL for unfunded commitments. This compared to a provision for credit loss allowance of $600,000 for the second quarter of 2024 comprised of $526,000 provision of ACL for loans and $74,000 provision of ACL for unfunded commitments.

Non-interest Income and Non-interest Expense

Non-interest income during the three-month period ended June 30, 2025 was $220,000, a $21,000 decrease from $241,000 during the same period in 2024. The decrease was primarily related to other fees and commissions which decreased $20,000 largely due to lower levels of ATM usage and interchange fees.

Non-interest expense increased $432,000 during the three months ended June 30, 2025 to $3.3 million compared to $2.8 million during the second quarter of 2024 primarily due to the following:

●	Salary and employee benefits increased $425,000 in the second quarter of 2025 when compared to the second quarter of 2024 primarily due to new hires and non-recurring $287,000 in additional costs related to early retirement programs and reductions in employee headcount.
●	Occupancy and equipment expenses decreased $82,000 in the second quarter of 2025 from the second quarter of 2024 primarily due to the closing of two leased offices, Linthicum in January 2025 and Severna Park in May 2025.
●	Legal, accounting, other professional fees increased $30,000 between the two periods due to additional costs related to internal audit and to professional fees associated with the launch of our new credit card program that were partially offset by reductions in data processing and item processing services of $19,000 in the second quarter of 2025 when compared to the same quarter in 2024.
●	All other expenses increased $78,000 in the second quarter of 2025 when compared to the same quarter of 2024 due to growth and inflationary impacts.

Comprehensive Income (Loss)

In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income (loss), adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the second quarter of 2025, the comprehensive loss, net of tax, totaled $248,000 compared to a comprehensive loss in the amount of $400,000 for the same period in 2024. The $152,000 decrease in comprehensive loss was due to a $160,000 net of tax decrease in unrealized losses on securities for the quarter ended June 30, 2025, compared to the amount of after-tax unrealized losses on securities for the comparable prior year period, and to the increase of $8,000 in reported net loss for the second quarter of 2025 over the second quarter of 2024.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2025, TO THE SIX MONTHS ENDED JUNE 30,2024

Net Income

Our net loss attributable to common stockholders for the six-month period ended June 30, 2025, of $59,000, or $(0.02) per basic and diluted share compared to a net loss of $201,000, or $(0.07) per basic and diluted share for the six-month period ended June 30, 2024. The decrease in net loss between the two periods is primarily due to the factors noted below.

●	Net interest income decreased in 2025 by $58,000 while provision for credit losses expense improved by $1.3 million.
●	Non-interest income was down by $46,000 due to less services charges on deposits accounts and lower other fees and commissions.
●	Total non-interest expenses increased by $858,000, of which $634,000 were attributable to increased salary and employee benefits, $160,000 in legal, accounting and other professional fees, and $115,000 in other expenses, offset by $51,000 decrease from all other non-interest expense.
●	During the six-month period ended June 30, 2025, the Company recorded an income tax benefit of $192,000 compared to a benefit of $420,000 for the same period in 2024. The tax benefit includes tax deferrals from our losses for both periods, changes in market rates by the Federal Reserve after the six-month period of June 30, 2024, that generated an improvement in our unrealized losses on our securities portfolio, and the mix of tax-exempt income in proportion to our pre-tax book loss.

Net Interest Income

Net interest income is our primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.

Net interest income decreased $58,000, or 1.1%, to $5.3 million for the six months ended June 30, 2025, from $5.4 million for the six months ended June 30, 2024. Our net interest margin, on a taxable equivalent basis, was 3.06% for the six months ended June 30, 2025, compared to 3.02% for the six months ended June 30, 2024. Average earning assets were $357.7 million for the six months ended June 30, 2025, and $366.5 million in the same period of 2024.

●	The $58,000 decrease in net interest income was due to $208,000 more in total interest income and $266,000 more in the total cost of funds between the two periods.
●	Total average interest-bearing deposits and investments were down by $34.8 million with $670,000 less in interest income and 25 basis points less in yield between the two periods. Federal funds rates were down 100 basis points in the second quarter of 2025 when compared to the second quarter of 2024. Total average investments were down by $24.0 million as the Company strategically began to allow the securities portfolio decrease while growing loans in the marketplace. The Company does not intend to sell nor buy any securities in the near future.
●	Total average loans increased $26.1 million with $878,000 more in interest income and 20 basis points more in yield between the two periods.
●	Total average deposits increased $18.2 million with $797,000 more in interest expense and 68 basis points more in yield between the two periods. Total average borrowed funds decreased $16.3 million with $531,000 less in interest expense and 94 basis points less in yield partially offsetting the increase in interest on deposits between the two periods.
●	The increase in earning asset yield of 23 basis points between the two periods was due to a change in the mix of our earning assets from cash and securities to loans. In the six-month period ended June 30, 2024, loans represented 49% of our average earning assets where in the six-month period ended June 30, 2025, loans represented 58% of our average earning assets.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Six Months Ended June 30,
	2025			2024
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$17,604	$373	4.27%	$28,484	$747	5.27%
Investment securities available for sale	131,574	1,477	2.26	156,154	1,791	2.29
Restricted equity securities	1,152	38	6.67	532	20	7.42
Total interest-bearing deposits/investments	150,330	1,888	2.53	185,170	2,558	2.78

Loans Secured by Real Estate
Construction and land	5,422	298	11.08	5,318	166	6.29
Farmland	313	8	5.04	322	8	5.06
Single-family residential	102,622	2,464	4.84	88,444	2,130	4.82
Multi-family	4,981	120	4.87	5,125	124	4.86
Commercial	47,762	1,443	6.09	40,463	1,233	6.13
Total loans secured by real estate	161,100	4,333	5.42	139,672	3,661	5.27
Commercial and Industrial
Commercial and industrial	18,086	531	5.92	13,147	367	5.61
SBA guaranty	5,579	211	7.62	5,829	243	8.39
Total commercial and industrial loans	23,665	742	6.32	18,976	610	6.47
Consumer Loans
Consumer	2,619	13	1.03	2,561	15	1.18
Automobile	20,027	530	5.33	20,073	453	4.51
Total consumer loans	22,646	543	4.84	22,634	468	4.16
Total loans	207,411	5,618	5.46	181,282	4,740	5.26
Total interest-earning assets	357,741	7,506	4.23	366,452	7,298	4.00

Cash	1,782			2,106
Allowance for credit losses	(2,748)			(2,200)
Market valuation	(24,855)			(27,442)
Other assets	23,028			23,558
Total non-earning assets	(2,793)			(3,978)
Total assets	$354,948			$362,474

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$98,078	42	0.09%	$115,592	48	0.08%
Money market	86,970	1,555	3.60	45,572	798	3.52
Certificates of deposit	25,472	186	1.48	31,199	139	0.90
Total interest-bearing deposits	210,520	1,783	1.71	192,363	986	1.03

Borrowed Funds:
FHLB advances	19,019	424	4.50	5,833	160	5.52
Bank Term Funding Program	—	—	—	29,444	795	5.43
Federal Funds Purchased	1	—	—	1	—	—
Total borrowed funds	19,020	424	4.50	35,279	955	5.44
Total interest-bearing liabilities	229,540	2,207	1.94	227,641	1,941	1.71

Non-interest-bearing deposits	104,318			114,279
Total cost of funds	333,858	2,207	1.33	341,920	1,941	1.14

Other liabilities and accrued expenses	1,546			2,307
Total liabilities	335,404			344,227

Stockholder's equity	19,544			18,247
Total liabilities and equity	$354,948			$362,474
Net interest income		$5,299			$5,357
Yield on earning assets			4.23%			4.00%
Cost of interest-bearing liabilities			1.94%			1.71%
Net interest spread			2.29%			2.29%
Net interest margin			2.99%			2.94%
Net interest margin - FTE (1)			3.06%			3.02%

(1) Based on a 21% marginal tax rate.

Provision and Allowance for Credit Losses

The total allowance for credit losses (ACL) is composed of two parts: The ACL for loans and the ACL for unfunded commitments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. For the six months ended June 30, 2025, the release for credit loss allowance was $541,000 comprised of $203,000 release of ACL for loans and $338,000 release of ACL for unfunded commitments. This compared to a provision for credit loss allowance of $792,000 for the six months ended June 30,2024 comprised of $694,000 provision of ACL for loans and $97,000 provision of ACL for unfunded commitments.

Non-interest Income and Non-interest Expense

Non-interest income decreased $46,000 during the six-month period ended June 30, 2025, to $425,000 from $471,000 during the same period in 2024. The $46,000 decrease was primarily related to other fees and commissions which decreased $38,000 largely due to lower levels of ATM and usage and interchange fees plus a reduction of services charges on deposit accounts of $8,000.

Non-interest expense increased $858,000 during the six-months ended June 30, 2025, to $6.5 million compared to $5.7 million for the six-month period ended June 30, 2024, primarily due to the following:

●	Salary and employee benefits increased $634,000 for the first six months of 2025 to the first six months of 2024 primarily due to aforementioned new hires and non-recurring additional costs related to early retirement programs, offset by reductions in employee expense due to lower headcount.
●	Occupancy and equipment expenses decreased $104,000 in the six months of 2025 from the first six months of 2024 primarily due to the closing of two leased offices, one in January 2025 and one in May 2025.
●Legal, accounting, other professional fees increased $160,000 between the two periods due to additional costs related to internal audit and to professional fees associated with the launch of our new credit card program that were partially offset by reductions in data processing and item processing services of $12,000 in the first six months of 2025 when compared to the same period in 2024.
●All other expenses increased $180,000 in the second quarter of 2025 when compared to the same quarter of 2024 due to growth and inflationary impacts.

Comprehensive Income (Loss)

In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income (loss), adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the first six months of 2025, the comprehensive income, net of tax, totaled $1.1 million compared to a comprehensive loss in the amount of $1.3 million for the same period in 2024. The $2.5 million improvement between the two periods was due to a $2.3 million net of tax increase in unrealized income on securities for the first six months of 2025, compared to the amount of after-tax unrealized losses on securities for the comparable prior year period and to the decrease of $142,000 in reported net loss for the first six months of 2025 over the same period in 2024.

FINANCIAL CONDITION

Total assets were $351.0 million on June 30, 2025, a decrease of $8.2 million from December 31, 2024. Cash and cash equivalents decreased by $11.8 million or 48.2%, during the first six months of 2025. The Bank’s loan portfolio increased by $8.1 million or 4.0%, and investment securities available for sale declined by $3.4 million or 3.1% over the same period. The Company’s allowance for credit losses was $2.59 million as of June 30, 2025, compared to $2.84 million at December 31, 2024, a decrease of $252,000 or 8.9%. Total deposits increased $8.1 million, or 2.6%, during the first six months of 2025 and short-term borrowings decreased by $17.0 million to $13.0 million on June 30, 2025, from $30.0 million at year end 2024. Stockholder’s equity was $18.9 million on June 30, 2025, a $1.1 million or

6.2% increase, as compared to $17.8 million on December 31, 2024. The increase was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $17.8 million on June 30, 2025, compared to $19.0 million at December 31, 2024.

Return on average assets for the three-and six-month periods ended June 30, 2025, was -0.24% and -0.03% compared to -0.22% and -0.11% for the three- and six-month periods ended June 30, 2024. Return on average equity for the three- and six-month periods ended June 30, 2025, was -4.30% and -0.61% compared to -4.72%and -2.22% for the three- and six-month periods ended June 30, 2024.

The book value per share of Bancorp’s common stock was $6.53 on June 30, 2025, as compared to $6.14 per share on December 31, 2024. The increase was the result of lower unrealized losses on the Company’s available for sale securities of $17.8 million at June 30, 2025 compared to $19.0 million at December 31, 2024.

As of June 30, 2025, the Bank remained above all “well-capitalized” regulatory requirement levels. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets was 16.1% on June 30, 2025, as compared to 16.4% on December 31, 2024. The Bank’s tier 1 risk-based capital ratio was 14.9% at June 30, 2025, compared to 15.2% at December 31, 2024.

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

At June 30, 2025, impaired loans totaled $2.4 million, net of specific reserves. Included in the impaired loans total was $1.1 million in loans classified as nonaccrual loans. At June 30, 2025, impaired loans included restructured loans to borrowers with financial difficulty totaling $24,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans	$1,066	$360
Restructured loans to borrowers with financial difficulty, excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	-	-

Total nonperforming loans	1,066	360

Total nonperforming assets	$1,066	$360

Nonperforming assets to total assets	0.30%	0.10%

Deposits on June 30, 2025, and December 31, 2024, were as follows:

	June 30, 2025		December 31, 2024		2025 vs 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$107,027	33.7%	$100,747	32.6%	$6,280	6.23%

Interest-bearing deposits:
Checking	23,196	7.3%	25,487	8.2%	(2,291)	(8.99)%
Savings	68,043	21.5%	75,444	24.4%	(7,401)	(9.81)%
Money market	93,685	29.5%	81,513	26.4%	12,172	14.93%
Total interest-bearing checking, savings and money market deposits	184,924	58.3%	182,444	59.0%	2,480	1.36%

Time deposits of $250,000 or less	24,793	7.8%	24,865	8.0%	(72)	(0.29)%
Time deposits of more than $250,000	572	0.2%	1,133	0.4%	(561)	(49.51)%
Total time deposits	25,365	8.0%	25,998	8.4%	(633)	(2.43)%

Total interest-bearing deposits	210,289	66.3%	208,442	67.4%	1,847	0.89%

Total Deposits	$317,316	100.0%	$309,189	100.0%	$8,127	2.63%

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

Future minimum payments of the Bank’s operating leases as of June 30, 2025 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2025	$11
2026	20
2027	17
2028	11
2029	11
Thereafter	5
Total	$75

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

For the six months ended June 30, 2025, the Bank accrued $257,000 for its projected 401(k) match contribution as well as other profit sharing benefits.

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

At June 30, 2025, the simulation analysis indicated that the Bank is in a modest asset sensitive position in falling rate scenarios but is liability sensitive in the rising rate shock scenarios. Management strives to optimize the level of higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
June 30, 2025	—%	(1)%	(2)%	(7)%
June 30, 2024	(5)%	(3)%	1%	—%

As shown above, measures of net interest income at risk were slightly more favorable in down-rate scenarios and less favorable in up-rate scenarios on June 30, 2025 than on June 30, 2024 over a 12-month modeling period. These measures remained within prescribed policy limits in the up and down interest rate scenarios.

The following table sets forth the Company’s interest-rate sensitivity at June 30, 2025.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total

	(dollars in thousands)
Assets:
Repricing asset balances	$74,920	$25,863	$110,568	$139,370	$350,721

Liabilities and Stockholders' Equity
Repricing liability and equity balances	$71,246	$26,352	$77,502	$175,621	$350,721

GAP	$3,674	$(489)	$33,066	$(36,251)
Cumulative GAP	$3,674	$3,185	$36,251	$-
Cumulative GAP as a % of total assets	1.05%	0.91%	10.34%	0.00%

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(20)%	(10)%	(10)%	(20)%
June 30, 2025	8%	4%	(7)%	(17)%
June 30, 2024	10%	6%	(6)%	(15)%

In an increasing interest rate environment, the Company’s interest income increases at a slightly lower rate compared with changes in its total interest expense, thereby resulting in a slightly liability sensitive profile. In a declining interest rate environment, the decreases in the Company’s interest income will be greater than decreases in its interest expense, thereby resulting in lower net interest income. Overall, net interest income exhibits limited changes in rates down scenarios. In a rising interest rate environment, the Company is positioned to generate less economic value of equity as the duration of the assets is longer than the duration of the liabilities, with liabilities repricing more quickly than our assets. Conversely, the Company’s economic value of equity increases in most falling interest rate environments as the longer duration of the assets benefits the Company in falling rate scenarios. Thus, the economic value of equity increases. Overall, economic value of equity exhibits acceptable changes in rates down scenarios within policy guidelines.

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

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2025, totaled $12.7 million, a decrease of $11.8 million, or 48.2% from $24.5 million at December 31, 2024.

As of June 30, 2025, the Bank was permitted to draw on an $89.5 million line of credit from the FHLB of Atlanta. Short-term borrowings under the line totaled $13.0 million and $30.0 million at June 30, 2025 and December 31, 2024, respectively. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. As of June 30, 2025 and December 31, 2024, the Bank had $0 in outstanding short-term borrowings from the Federal Reserve Bank (“FRB”) discount window. Borrowings under the line are secured by qualifying collateral.

In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, respectively, of which $0 was outstanding as of June 30, 2025.

The Company’s stockholders’ equity increased $1.1 million, or 6.3% during the six-month period ended June 30, 2025. The increase in equity was primarily due to a $1.2 million decrease in the after-tax net unrealized holding loss on securities available for sale and the $212,000 net loss in the period ended June 30, 2025.

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

The regulations impose several sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. In addition, there are requirements to maintain a capital conservation buffer which raised the minimum required common equity Tier 1 capital ratio to 7.00%, the Tier 1 capital ratio to 8.50% and the total capital ratio to 10.50%. At June 30, 2025, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.59%, a Tier 1 risk-based capital ratio of 14.91%, a common equity Tier 1 risk-based capital ratio of 14.91%, and a total risk-based capital ratio of 16.06%.

The Company’s capital amounts and ratios at June 30, 2025 and December 31, 2024 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,449	14.91%	$11,004	4.50%	$15,894	6.50%
Total capital	$39,281	16.06%	$19,562	8.00%	$24,452	10.00%
Tier 1 capital	$36,449	14.91%	$14,671	6.00%	$19,562	8.00%
Tier 1 leverage	$36,449	9.59%	$15,209	4.00%	$19,011	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,481	15.15%	$10,837	4.50%	$15,653	6.50%
Total capital	$39,496	16.40%	$19,265	8.00%	$24,082	10.00%
Tier 1 capital	$36,481	15.15%	$14,449	6.00%	$19,265	8.00%
Tier 1 leverage	$36,481	9.97%	$14,640	4.00%	$18,300	5.00%

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

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025. The Company did not design and maintain effective disclosure controls and procedures because of the following material weakness in internal control over financial reporting:

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

Remediation Plan and Status

Since identifying the material weakness described above, management, with oversight from the Audit Committee, has:

●	Hired an experienced Chief Credit Officer, effective March 31, 2025.
●	Implemented numerous controls to remediate the material weakness surrounding the CECL control gap. Management feels these additional controls will alleviate the material weakness, if operating effectively moving forward.

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

Changes in Internal Control over Financial Reporting

 Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2025.

Other than the implementation of CECL controls and the completed remediation efforts described above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

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

GLEN BURNIE BANCORP
(Registrant)

Date: August 14, 2025	By:	/s/ Mark C. Hanna
Mark C. Hanna
President, Chief Executive Officer

	By:	/s/ Mark C. Hanna
Mark C. Hanna
Chief Financial Officer