Form 10-Q
period 2025-09-30
GLEN BURNIE BANCORP
filed 2025-11-14
CIK 890066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common stock outstanding as of November 4, 2025 was 2,919,695.

GLEN BURNIE BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$2,359	$2,012
Interest-bearing deposits in other financial institutions and federal funds sold	9,868	22,452
Cash and Cash Equivalents	12,227	24,464

Investment securities available for sale, at fair value	104,141	107,949
Restricted equity securities, at cost	251	1,671

Loans, net of deferred fees and costs	215,320	205,219
Less: Allowance for credit losses	(2,568)	(2,839)
Loans, net	212,752	202,380

Premises and equipment, net	2,463	2,678
Bank owned life insurance	8,966	8,834
Deferred tax assets, net	7,475	8,548
Accrued interest receivable	1,340	1,345
Accrued taxes receivable	310	148
Prepaid expenses	434	471
Goodwill	317	—
Other assets	1,118	468
Total Assets	$351,794	$358,956

LIABILITIES
Noninterest-bearing deposits	$107,368	$100,747
Interest-bearing deposits	221,701	208,442
Total Deposits	329,069	309,189

Short-term borrowings	—	30,000
Defined pension liability	341	330
Accrued expenses and other liabilities	1,655	1,620
Total Liabilities	331,065	341,139

STOCKHOLDERS' EQUITY
Common stock, par value $1, authorized 15,000,000 shares, issued and outstanding 2,919,695 and 2,900,681 shares as of September 30, 2025 and December 31, 2024 respectively	2,920	2,901
Additional paid-in capital	11,119	11,037
Deferred compensation, restricted stock	(84)	—
Retained earnings	22,948	22,882
Accumulated other comprehensive loss	(16,174)	(19,003)
Total Stockholders' Equity	20,729	17,817

Total Liabilities and Stockholders' Equity	$351,794	$358,956

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$3,126	$2,908	$8,744	$7,648
Interest and dividends on securities	719	814	2,196	2,605
Interest on deposits with banks and federal funds sold	92	237	503	1,004
Total Interest Income	3,937	3,959	11,443	11,257

INTEREST EXPENSE
Interest on deposits	1,044	730	2,827	1,716
Interest on short-term borrowings	62	408	486	1,363
Total Interest Expense	1,106	1,138	3,313	3,079

Net Interest Income	2,831	2,821	8,130	8,178

Provision (release) of credit loss allowance	44	105	(498)	897
Net interest income after credit loss provision	2,787	2,716	8,628	7,281

NONINTEREST INCOME
Service charges on deposit accounts	37	36	102	109
Mortgage commissions	192	—	192	—
Other fees and commissions	297	273	570	584
Income on life insurance	45	45	132	132
Total Noninterest Income	571	354	996	825

NONINTEREST EXPENSE
Salary and benefits	1,865	1,653	5,718	4,872
Occupancy and equipment expenses	249	327	813	996
Legal, accounting and other professional fees	478	267	1,140	769
Data processing and item processing services	219	263	700	755
FDIC insurance costs	46	41	132	119
Advertising and marketing related expenses	45	40	111	88
Loan collection costs	19	5	71	11
Telephone costs	20	41	83	110
Other expenses	330	354	1,020	928
Total Noninterest Expenses	3,271	2,991	9,788	8,648

Income (loss) before income taxes	87	79	(164)	(542)

Income tax benefit	(38)	(50)	(230)	(470)

NET INCOME (LOSS)	$125	$129	$66	$(72)

Basic and diluted net income (loss) per share of common stock	$0.04	$0.04	$0.02	$(0.02)

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income (loss)	$125	$129	$66	$(72)

Other comprehensive income (loss:)

Net unrealized gain (loss) on securities available for sale:
Net unrealized gain (loss) on securities during the period	2,282	5,269	3,903	3,701
Income tax benefit (expense) relating to item above	(628)	(1,450)	(1,074)	(1,019)
Net effect on other comprehensive income	1,654	3,819	2,829	2,682

Other comprehensive income	1,654	3,819	2,829	2,682

Comprehensive income	$1,779	$3,948	$2,895	$2,610

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)

(unaudited)

					Accumulated
		Additional		Deferred	Other
	Common	Paid-in	Retained	Compensation,	Comprehensive
	Stock	Capital	Earnings	Restricted Stock	(Loss)	Total

Balance, December 31, 2023	$2,883	$10,964	$23,859	$—	$(18,381)	$19,325

Net loss	—	—	(72)	—	—	(72)
Cash dividends, $0.30 per share	—	—	(866)	—	—	(866)
Dividends reinvested under						—
dividend reinvestment plan	18	73	—	—	—	91
Other comprehensive income	—	—	—	—	2,682	2,682

Balance, September 30, 2024	$2,901	$11,037	$22,921	$—	$(15,699)	$21,160

					Accumulated
		Additional		Deferred	Other
	Common	Paid-in	Retained	Compensation,	Comprehensive
	Stock	Capital	Earnings	Restricted Stock	Income (Loss)	Total

Balance, December 31, 2024	$2,901	$11,037	$22,882	$—	$(19,003)	$17,817

Net income	—	—	66	—	—	66
Shares issued under restricted stock award program	19	82	—	(101)	—	—
Stock-based compensation expense				17		17
Other comprehensive income	—	—	—	—	2,829	2,829

Balance, September 30, 2025	$2,920	$11,119	$22,948	$(84)	$(16,174)	$20,729

See accompanying notes to unaudited consolidated financial statements.

GLEN BURNIE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$66	$(72)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of premises and equipment	275	244
Amortization, and accretion of investment securities available for sale	79	127
(Release of) provision for credit losses	(498)	897
Loss on disposals of assets, net	16	—
Increase in cash surrender value of bank owned life insurance	(132)	(132)
Noncash compensation-restricted stock awards	17	—
Noncash compensation-forgivable note amortization	31	—
Decrease in ground rents	4	6
Decrease (increase) in accrued interest receivable	5	(287)
Net increase in other assets	(810)	(520)
Net (decrease) increase in accrued expenses and other liabilities	(271)	493
Net cash (used in) provided by operating activities	(1,218)	756

Cash flows from investing activities:
Redemptions and maturities of investment securities available for sale	7,631	23,043
Net sale of Federal Home Loan Bank stock	1,420	971
Net increase in loans	(9,874)	(30,849)
Purchases of premises and equipment	(76)	(131)

Net cash used in investing activities	(899)	(6,966)

Cash flows from financing activities:
Net increase in deposits	19,880	14,206
Decrease in short term borrowings	(30,000)	—
Cash dividends paid	—	(866)
Common stock dividends reinvested	—	91
Net cash (used in) provided by financing activities	(10,120)	13,431

Net (decrease) increase in cash and cash equivalents	(12,237)	7,221

Cash and cash equivalents at beginning of period	24,464	15,241

Cash and cash equivalents at end of period	$12,227	$22,462

Supplemental Disclosures of Cash Flow Information:
Interest paid on deposits and borrowings	$3,420	$2,169
Net income taxes refunded	—	(104)
Net decrease in unrealized depreciation on available for sale securities	3,902	3,701
During the year, the Company issued 19,104 shares of restricted common stock in connection with compensation agreements, representing a noncash investing and financing activity	101	—

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

As of the close of business on August 15, 2025, The Bank of Glen Burnie completed the acquisition of VA Wholesale Mortgage Incorporated (“VAWM”), a Virginia corporation engaged in residential mortgage banking, lending, and brokerage services. VAWM currently is licensed to operate in four states, including Maryland, and is expected to enhance overall mortgage lending products and services through the Company’s footprint.

NOTE 2 – BASIS OF PRESENTATION

In management’s opinion, the accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim period reporting, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2025 and December 31, 2024, the results of operations for the three- and nine-month periods ended September 30, 2025 and 2024, and the statements of cash flows for the nine-month periods ended September 30, 2025 and 2024. The operating results for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or any future interim period. The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2025. The unaudited consolidated financial statements for September 30, 2025 and 2024, the consolidated balance sheet at December 31, 2024, and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Allowance for Credit Losses – Available for Sale Debt Securities

The impairment model for available for sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the collectability of an AFS security is considered below the amortized cost basis of the security. As of December 31, 2024 and September 30, 2025, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Off-Balance-Sheet Credit Exposures

The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $37.5 million on September 30, 2025. The reserve for unfunded commitments is recognized as a liability (Accrued expenses and other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

NOTE 3 – EARNINGS (LOSS) PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average common shares outstanding, plus the effect of common stock equivalents (for example, stock options computed using the treasury stock method).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic and diluted income (loss) per share:
Net income (loss)	$125,280	$129,191	$66,277	$(72,131)
Weighted average common shares outstanding	2,919,695	2,897,929	2,916,051	2,891,585
Basic and dilutive net income (loss) per share	$0.04	$0.04	$0.02	$(0.02)

Diluted earnings per share calculations were not required for the three- and nine-month periods ended September 30, 2025 and 2024, as there were no stock options outstanding.

NOTE 4 – INVESTMENT SECURITIES

Investment securities are accounted for according to their purpose and holding period. Trading securities are those that are bought and held principally for the purpose of selling them in the near term. The Company held no trading securities at September 30, 2025 or December 31, 2024. Available for sale investment securities, comprised of debt and mortgage-backed securities, are those that may be sold before maturity due to changes in the Company's interest rate risk profile or funding needs, and are reported at fair value with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income. Held-to-maturity investment securities are those that management has the positive intent and ability to hold to maturity and are reported at amortized cost. The Company had no held-to-maturity securities at September 30, 2025 or December 31, 2024.

Realized gains and losses are recorded in noninterest income and are determined on a trade date basis using the specific identification method. Interest and dividends on investment securities are recognized in interest income on an accrual basis. Premiums and discounts are amortized or accreted into interest income using the interest method over the expected lives of the individual securities.

The following table summarizes the amortized cost and estimated fair value of the Company’s investment securities portfolio at September 30, 2025 and December 31, 2024:

	At September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$13,251	$13	$(2,084)	$11,180
Agency mortgage-backed securities	39,347	—	(4,101)	35,246
Municipal securities	41,024	7	(9,634)	31,397
U.S. Government agency securities	31,334	—	(6,393)	24,941
Corporate Securities	1,500	—	(123)	1,377

Total securities available for sale	$126,456	$20	$(22,335)	$104,141

	At December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Collateralized mortgage obligations	$14,439	$21	$(2,402)	$12,058
Agency mortgage-backed securities	44,252	—	(5,651)	38,601
Municipal securities	42,607	5	(10,201)	32,411
U.S. Government agency securities	31,368	—	(7,830)	23,538
Corporate Securities	1,500	—	(159)	1,341

Total securities available for sale	$134,166	$26	$(26,243)	$107,949

The gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025 and December 31, 2024 are as follows:

September 30, 2025	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collateralized mortgage obligations	$992	$—	$8,918	$(2,084)	$9,910	$(2,084)
Agency mortgage-backed securities	—	—	35,246	(4,101)	35,246	(4,101)
Municipal securities	—	—	29,780	(9,634)	29,780	(9,634)
U.S. Government agency securities	—	—	24,941	(6,393)	24,941	(6,393)
Corporate Securities	—	—	1,377	(123)	1,377	(123)
	$992	$—	$100,262	$(22,335)	$101,254	$(22,335)

December 31, 2024	Less than 12 months		12 months or more		Total
Securities available for sale:	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

Collateralized mortgage obligations	$118	$—	$9,456	$(2,402)	$9,574	$(2,402)
Agency mortgage-backed securities	66	(1)	38,535	(5,650)	38,601	(5,651)
Municipal securities	1,615	(20)	30,291	(10,181)	31,906	(10,201)
U.S. Government agency securities	—	—	23,538	(7,830)	23,538	(7,830)
Corporate Securities	—	—	1,341	(159)	1,341	(159)
	$1,799	$(21)	$103,161	$(26,222)	$104,960	$(26,243)

The Company does not believe that the available for sale debt securities that were in an unrealized loss position have any credit loss impairment as of September 30, 2025. As of September 30, 2025, the Company did not intend to sell the investment securities that were in an unrealized loss position. It is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available for sale debt securities issued by U.S. government agencies or U.S. government sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Municipal bonds are considered to have issuer(s) of high credit quality (rated A or higher) and the decline in fair value is due to changes in interest rates and other market conditions. Corporate securities are non-rated investments that are booked as a debt security where rating agencies do not provide a rating. The absence of a rating does not imply substandard quality. Non-rated corporate securities may be purchased from issuers operating in and around the Company’s operating footprint. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

At September 30, 2025, the Company recorded unrealized losses in its portfolio of debt securities totaling $22.3 million related to 223 securities, which resulted from decreases in market value, spread volatility, and other factors that management deems to be temporary. Management does not believe the securities are impaired due to reasons of credit quality. Since management believes that it is more likely than not that the Company will not be required to sell these securities prior to maturity or a full recovery of the amortized cost, the Company does not consider these securities to have a credit loss impairment.

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

Shown below are contractual maturities of debt securities at September 30, 2025. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Mortgage Backed		Municipals		U.S. Government Agencies		Corporates
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

Due within one year	$17	4.01%	$—	—%	$—	—%	$—	—%
Due over one to five years	927	2.28	235	1.06	3,743	1.29	—	—
Due over five to ten years	13,919	2.17	5,686	3.12	16,793	1.74	1,500	3.75
Due over ten years	37,735	2.41	35,103	2.52	10,798	1.95	—	—

Total securities available for sale	$52,598	2.34%	$41,024	2.59%	$31,334	1.76%	$1,500	3.75%

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	%	Amount	%
Loans Secured by Real Estate
Construction and land	$4,480	2	$8,882	4
Farmland	308	—	315	—
Single-family residential	103,440	48	98,993	49
Multi-family	4,909	2	5,022	2
Commercial	46,954	22	48,726	24
Total loans secured by real estate	160,091		161,938
Commercial and Industrial
Commercial and industrial	25,679	12	16,705	8
SBA guaranty	5,462	3	5,691	3
Total commercial and industrial loans	31,141		22,396
Consumer Loans
Consumer credit cards	31	—	—
Consumer	2,571	1	2,880	1
Automobile	21,486	10	18,005	9
Total consumer loans	24,088		20,885

Loans, net of deferred fees and costs	215,320	100	205,219	100
Less: Allowance for credit losses	(2,568)		(2,839)
Loans, net	$212,752		$202,380

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

Transactions in the allowance for credit losses for the nine months ended September 30, 2025, and the year ended December 31, 2024 were as follows:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
September 30, 2025	Construction		Single-family			Commercial		Consumer
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	& Credit Cards	Automobile	Total

Balance, beginning of year	$40	$16	$1,529	$224	$507	$272	$38	$45	$168	$2,839
Charge-offs	—	—	—	—	—	—	—	(23)	(249)	(272)
Recoveries	—	—	—	—	—	—	—	—	129	129
(Release) provision for credit losses	(17)	(5)	(121)	(163)	(180)	198	(8)	14	154	(128)

Balance, end of quarter	$23	$11	$1,408	$61	$327	$470	$30	$36	$202	$2,568

Individually evaluated for impairment:
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Related loan balance	—	—	979	—	841	—	454	—	203	2,477

Collectively evaluated for impairment:
Balance in allowance	$23	$11	$1,408	$61	$327	$470	$30	$36	$202	$2,568
Related loan balance	4,480	308	102,461	4,909	46,113	25,679	5,008	2,602	21,283	212,843

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Balance, beginning of year	$31	$18	$1,290	$96	$190	$304	$21	$30	$177	$2,157
Charge-offs	—	—	—	—	—	—	(299)	(18)	(67)	(384)
Recoveries	—	—	—	—	—	—	—	133	89	222
Provision (release) for credit losses	9	(2)	239	128	317	(32)	316	(100)	(31)	844

Balance, end of the year	$40	$16	$1,529	$224	$507	$272	$38	$45	$168	$2,839

Individually evaluated for impairment:
Balance in allowance	$—	$—	$18	$—	$—	$121	$—	$—	$—	$139
Related loan balance	—	—	26	—	—	773	—	—	—	799

Collectively evaluated for impairment:
Balance in allowance	$40	$16	$1,511	$224	$507	$151	$38	$45	$168	$2,700
Related loan balance	8,882	315	98,967	5,022	48,726	15,932	5,691	2,880	18,005	204,420

	September 30,	September 30,
(dollars in thousands)	2025	2024
Average loans	$210,361	$188,627
Net charge offs to average loans (annualized)	0.05%	0.13%

During the nine-month period ended September 30, 2025, loans to 15 borrowers and related entities totaling approximately $272,000 were determined to be uncollectible and were charged off.

The following table provides current period gross charge-offs by the year of origination for each period shown:

	Gross Charge-offs
September 30, 2025	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
Consumer Loans
Consumer	$—	$23	$—	$—	$—	$—	$—	$23
Automobile	—	135	—	24	22	68	—	249
Total Consumer	—	158	—	24	22	68	—	272

Total gross charge-offs this period	$—	$158	$—	$24	$22	$68	$—	$272

	Gross Charge-offs
December 31, 2024	Term Loans by Origination Year
(dollars in thousands)							Revolving
	2024	2023	2022	2021	2020	Prior	Loans	Total
Commercial and Industrial Loans
Commercial and industrial	$—	$—	$—	$299	$—	$—	$—	$299

Consumer Loans
Consumer	$—	$—	$13	$—	$—	$5	$—	$18
Automobile	—	—	—	—	51	16	—	67
Total Consumer	—	—	13	—	51	21	—	85

Total gross charge-offs this period	$—	$—	$13	$299	$51	$21	$—	$384

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

As of September 30, 2025, the Bank had outstanding commitments totaling $37.5 million, or $5.9 million more than the $31.6 million outstanding one year ago. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. The decrease for the nine-month period ended September 30, 2025, when compared to the nine-month period ended September 30, 2024, primarily reflects changes in the data, assumptions and processes between periods.

The following table shows the Bank’s reserve for unfunded commitments arising from these transactions:

	Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024
Beginning balance	$584	$473
Reduction of unfunded reserve	(369)	(157)
Provisions charged to operations	—	281

Ending balance	$215	$597

Contractual Obligations and Commitments. No material changes, outside the normal course of business, have been made during the first nine months of 2025.

Asset Quality. The following tables set forth the amount of the Bank’s current, past due, and non-accrual loans by categories of loans and restructured loans, at the dates indicated.

At September 30, 2025			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$4,480	$—	$—	$—	$4,480
Farmland	308	—	—	—	308
Single-family residential	102,499	51	—	890	103,440
Multi-family	4,909	—	—	—	4,909
Commercial	46,812	31	—	111	46,954
Total loans secured by real estate	159,008	82	—	1,001	160,091
Commercial and Industrial
Commercial and industrial	25,679	—	—	—	25,679
SBA guaranty	5,462	—	—	—	5,462
Total commercial and industrial loans	31,141	—	—	—	31,141
Consumer Loans
Consumer	2,532	39	—	—	2,571
Automobile	20,777	509	—	200	21,486
Total consumer loans	23,340	548	—	200	24,088

	$213,489	$630	$—	$1,201	$215,320

At December 31, 2024			90 Days or
(dollars in thousands)		30-89 Days	More and
	Current	Past Due	Still Accruing	Nonaccrual	Total
Loans Secured by Real Estate
Construction and land	$8,882	$—	$—	$—	$8,882
Farmland	315	—	—	—	315
Single-family residential	97,742	1,102	—	149	98,993
Multi-family	5,022	—	—	—	5,022
Commercial	48,602	—	—	124	48,726
Total loans secured by real estate	160,563	1,102	—	273	161,938
Commercial and Industrial
Commercial and industrial	16,233	472	—	—	16,705
SBA guaranty	5,691	—	—	—	5,691
Total commercial and industrial loans	21,924	472	—	—	22,396
Consumer Loans
Consumer	2,879	1	—	—	2,880
Automobile	17,613	305	—	87	18,005
Total consumer loans	20,492	306	—	87	20,885

	$202,979	$1,880	$—	$360	$205,219

The balances in the above tables have not been reduced by the allowance for credit losses. For the period ended September 30, 2025, the allowance for credit loss is $2.6 million. For the period ended December 31, 2024, the allowance for credit loss was $2.8 million.

There were no non-accrual loans with specific reserves at September 30, 2025.

Below is a summary of the recorded investment amount and related allowance for losses of the Bank’s impaired loans at September 30, 2025 and December 31, 2024.

September 30, 2025		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Total loans secured by real estate	—	—	—	—	—
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$—	$—	$—	$—	$—

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	979	979	8	n/a	1,139
Multi-family	—	—	—	n/a	—
Commercial	841	841	43	n/a	881
Total loans secured by real estate	1,820	1,820	51	—	2,020
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	454	454	33	n/a	462
Total commercial and industrial loans	454	454	33	—	462
Consumer Loans
Consumer and credit card	—	—	—	n/a	—
Automobile	203	203	14	n/a	340
Total consumer loans	203	203	14	n/a	340
Total impaired loans with no specific reserve	$2,477	$2,477	$98	$—	$2,822

December 31, 2024		Unpaid	Interest		Average
(dollars in thousands)	Recorded	Principal	Income	Specific	Recorded
	Investment	Balance	Recognized	Reserve	Investment
Impaired loans with specific reserves:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
Single-family residential	8	26	4	18	48
Multi-family	—	—	—	—	—
Commercial	652	773	—	121	2,270
Total loans secured by real estate	660	799	4	139	2,318
Commercial and Industrial
Commercial and industrial	—	—	—	—	—
SBA guaranty	—	—	—	—	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	—	—
Automobile	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total impaired loans with specific reserves	$660	$799	$4	$139	$2,318

Impaired loans with no specific reserve:
Loans Secured by Real Estate
Construction and land	$—	$—	$—	$ n/a	$—
Farmland	—	—	—	n/a	—
Single-family residential	123	123	12	n/a	91
Multi-family	—	—	—	n/a	—
Commercial	125	125	8	n/a	138
Total loans secured by real estate	248	248	20	—	229
Commercial and Industrial
Commercial and industrial	—	—	—	n/a	—
SBA guaranty	—	—	—	n/a	—
Total commercial and industrial loans	—	—	—	—	—
Consumer Loans
Consumer	—	—	—	n/a	—
Automobile	86	86	6	n/a	102
Total consumer loans	86	86	6	—	102
Total impaired loans with no specific reserve	$334	$334	$26	$—	$331

	September 30,	December 31,
(dollars in thousands)	2025	2024

Restructured loans to borrowers with financial difficulty	$114	$26
Non-accrual and 90+ days past due and still accruing loans to average loans	0.56%	0.19%
Allowance for credit losses to nonaccrual & 90+ days past due and still accruing loans	213.9%	789.1%

At September 30, 2025, there were two restructured loans to borrowers with financial difficulty consisting of one single-family residential loan in the amount of $23,000 that is in nonaccrual status and one commercial real estate loan in the amount of $91,000 that is still performing in accordance with revised terms.

The following table shows the activity for non-accrual loans for the nine months ended September 30, 2025 and 2024.

			Commercial and
	Loans Secured By Real Estate		Industrial Loans		Consumer Loans
	Single-family		Commercial
(dollars in thousands)	Residential	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

December 31, 2023	$145	$—	$299	$—	$—	$83	$527
Transfers into nonaccrual	—	141	—	—	—	50	191
Loans paid down/payoffs	(44)	(12)	—	—	—	(30)	(86)
Loans returned to accrual status	—	—	—	—	—	—	—
Loans charged off	—	—	(299)	—	—	(40)	(339)

September 30, 2024	$101	$129	$—	$—	$—	$63	$293

December 31, 2024	$149	$124	$—	$—	$—	$87	$360
Transfers into nonaccrual	770	—	—	—	—	255	1,025
Loans paid down/payoffs	(8)	(13)	—	—	—	(26)	(47)
Loans returned to accrual status	(21)	—	—	—	—	(1)	(22)
Loans charged off	—	—	—	—	—	(115)	(115)

September 30, 2025	$890	$111	$—	$—	$—	$200	$1,201

Other Real Estate Owned. The Company had no real estate acquired in partial or total satisfaction of debt as of September 30, 2025 and December 31, 2024. All such properties are initially recorded at a lower of cost or fair value (net realizable value) at the date acquired and carried on the balance sheet as other real estate owned. Losses arising at the date of acquisition are charged against the allowance for credit losses. Subsequent write-downs that may be required and the expense of operation are included in noninterest expense. Gains and losses realized from the sale of other real estate owned were included in noninterest income.

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

The following tables provides information with respect to the Company's credit quality indicators by loan portfolio segment on September 30, 2025, and December 31, 2024:

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
September 30, 2025	Construction		Single-family			Commercial		Consumer
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	& credit card	Automobile	Total

Pass	$4,480	$308	$102,461	$4,909	$46,113	$25,679	$5,008	$2,602	$21,283	$212,843
Special mention	—	—	—	—	—	—	—	—	—	—
Substandard	—	—	979	—	841	—	454	—	203	2,477
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$4,480	$308	$103,440	$4,909	$46,954	$25,679	$5,462	$2,602	$21,486	$215,320

Nonaccrual	$—	$—	$890	$—	$111	$—	$—	$—	$200	$1,201
Restructured loans to borrowers with financial difficulty	$—	$—	$23	$—	$91	$—	$—	$—	$—	$114
Number restructured loans to borrowers with financial difficulty	—	—	1	—	1	—	—	—	—	2
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$23	$—	$—	$—	$—	$—	$—	$23
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

	Loans Secured By Real Estate					Commercial and Industrial Loans		Consumer Loans
December 31, 2024	Construction		Single-family			Commercial
(dollars in thousands)	and Land	Farmland	Residential	Multi-family	Commercial	and Industrial	SBA Guaranty	Consumer	Automobile	Total

Pass	$8,882	$315	$98,844	$5,022	$47,829	$16,705	$5,219	$2,880	$17,918	$203,614
Special mention	—	—	—	—	—	—	472	—	—	472
Substandard	—	—	149	—	897	—	—	—	87	1,133
Doubtful	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—

	$8,882	$315	$98,993	$5,022	$48,726	$16,705	$5,691	$2,880	$18,005	$205,219

Nonaccrual	$—	$—	$149	$—	$124	$—	$—	$—	$87	$360
Restructured loans to borrowers with financial difficulty	$—	$—	$26	$—	$—	$—	$—	$—	$—	$26
Number restructured loans to borrowers with financial difficulty	—	—	1	—	—	—	—	—	—	1
Non-performing restructured loans to borrowers with financial difficulty	$—	$—	$26	$—	$—	$—	$—	$—	$—	$26
Number of non-performing restructured loan accounts	—	—	1	—	—	—	—	—	—	1

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

Loans. Impaired loans totaled $2.5 million with $0 of specific reserves as of September 30, 2025. These assets included single-family residential, commercial and industrial, and automobile loans. They have been classified as impaired and include nonaccrual, past due 90 days or more and still accruing, and a homogeneous pool of indirect loans all considered to be impaired loans, which are valued under Level 3 inputs. Foreclosed real estate assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. On a quarterly basis, the Company determines such fair values through a variety of data points and mostly relies on appraisals from independent appraisers. We obtain an appraisal of properties when they become impaired and conduct new appraisals at least every year. Typically, these appraisals do not include an inside inspection of the property as our loan documents do not require the borrower to allow access to the property. Therefore, the most significant unobservable inputs are the details of the amenities included within the property and the condition of the property. Further, we cannot always accurately assess the amount of time it takes to gain ownership of our collateral through the foreclosure process and the damage, as well as potential looting, of the property further decreasing our value. Thus, in determining the fair values we discount the current independent appraisals, within a range of 0% to 20%, based on individual circumstances.

The changes in the assets subject to fair value measurements are summarized below by level:

				Fair
(dollars in thousands)	Level 1	Level 2	Level 3	Value
September 30, 2025
Recurring:
Securities available for sale
State and municipal	$11,190	$20,207	$—	$31,397
Mortgage-backed	3,204	68,163	—	71,367
Corporate	—	1,377	—	1,377

Non-recurring:
Impaired loans	—	—	2,477	2,477
	$14,394	$89,747	$2,477	$106,618
December 31, 2024
Recurring:
Securities available for sale
State and municipal	$11,182	$21,229	$—	$32,411
Mortgage-backed	3,006	71,191	—	74,197
Corporate	—	1,341	—	1,341

Non-recurring:
Impaired loans	—	—	994	994
	$14,188	$93,761	$994	$108,943

The estimated fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024 are summarized in the following table. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$2,359	$2,359	$2,012	$2,012
Interest-bearing deposits in other financial institutions	8,340	8,340	22,134	22,134
Federal funds sold	1,528	1,528	318	318
Investment securities available for sale	104,141	104,141	107,949	107,949
Investments in restricted stock	251	251	1,671	1,671
Ground rents	118	118	123	123
Loans, less allowance for credit losses	212,752	205,573	202,380	191,685
Accrued interest receivable	1,340	1,340	1,345	1,345
Cash value of life insurance	8,966	8,966	8,834	8,834

Financial liabilities:
Deposits	329,069	286,177	309,189	260,368
Short-term borrowings	—	—	30,000	30,053
Accrued interest payable	45	45	153	153
Unrecognized financial instruments:
Commitments to extend credit	36,779	36,779	31,332	31,332
Standby letters of credit	683	683	255	255

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments that were estimated using an exit pricing notion.

(dollars in thousands)
	Carrying	Fair
September 30, 2025	Amount	Value	Level 1	Level 2	Level 3

Financial instruments - Assets
Cash and cash equivalents	$12,227	$12,227	$12,227	$—	$—
Loans receivable, net	212,752	205,573	—	—	205,573
Cash value of life insurance	8,966	8,966	—	8,966	—
Financial instruments - Liabilities
Deposits	329,069	286,177	25,536	260,641	—
Short-term debt	—	—	—	—	—

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

The Company reviews new accounting standards as issued and evaluates their potential impact on our consolidated financial statements. During the quarter ended September 30, 2025, no new accounting pronouncements were issued or became effective that had a material effect on our financial statements and disclosures.

NOTE 8 – BUSINESS COMBINATION

As of the close of business on August 15, 2025, The Bank of Glen Burnie (the “Bank”), a wholly owned subsidiary of Glen Burnie Bancorp (the “Company”), completed the acquisition of VA Wholesale Mortgage Incorporated, a Virginia-based residential mortgage banking and brokerage company (“VA Wholesale” or the “acquired company”). The transaction was affected pursuant to a Stock Purchase Agreement dated March 5, 2025, between the Bank and Eric Tan, the sole shareholder of VA Wholesale.

Under the terms of the agreement, the Bank acquired 100 percent of the outstanding common stock of VA Wholesale for consideration of $750,000, payable in advance and subject to  a 36-month service obligation in the form of a forgivable promissory note. The note provides for monthly forgiveness of one-thirty-sixth of the principal balance contingent upon the continued employment of the Seller and satisfaction of specified performance and conduct conditions. The amortization of the note will be treated as compensation expense. In the event of noncompliance, the unamortized portion of the note would become immediately due and payable.

In addition, the Seller is eligible to receive contingent consideration (“earn-out”) equal to 33% of the net earnings of the acquired company plus 0.04 percent of total closed-loan volume during the three-year period following closing. Earn-out payments, if any, will be determined annually based on the acquired company’s audited financial results for each measurement year.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date and the probable contingent consideration which was estimated at $298,000. The excess of the purchase price above the fair value of net assets acquired was recorded as goodwill in the amount of $317,000. No value was assigned to any identifiable intangible assets.

The results of operations of VA Wholesale have been included in the Company’s consolidated financial statements beginning on August 16, 2025. The acquisition enhances the Bank’s mortgage origination capabilities and expands its presence in the Mid-Atlantic market area.

NOTE 9 – SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this report, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of our company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “approximately,” “is likely,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on in Form 10-K, for the year ended December 31, 2004 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 28, 2025, and the following:

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

•	the impact of an extended government shutdown upon employment and delinquency in our local markets;

•	the ability to generate sufficient taxable income before tax loss carryforwards expire under application of current tax laws, and in addition, certain deferred tax assets are limited for regulatory capital purposes under banking regulations, and any disallowance could negatively affect our capital ratios;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

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

OVERVIEW

The following discussion describes our results of operations for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024 and analyzes our financial condition as of September 30, 2025 as compared to December 31, 2024. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary sources of funds for making these loans and investments are our deposits and borrowings, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb our estimate of expected credit losses on existing loans that may become uncollectible. We establish and maintain this allowance by recording a provision for or release of credit losses against our earnings. In the following section, we have included a detailed discussion of this process.

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

RECENT INDUSTRY EVENTS

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments, deposits and borrowings through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. In September 2024 the Federal

Reserve Bank began lowering interest rates in response to easing inflation and slowing growth.  While lower rates can support loan demand, they may also compress net interest margins.  The Federal Reserve has announced ending balance sheet reduction, which may contribute to some funding and market volatility.  Changes in market interest rates can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. Furthermore, changes in market interest rates can have a significant impact on the level of mortgage originations and related mortgage banking income.

Recent Tax Legislation. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA extends or makes permanent a number of provisions originally enacted in the 2017 Tax Cuts and Jobs Act and introduces new items affecting both individuals and businesses. Topic 740, Income Taxes, of the FASB Accounting Standards Codification requires the effects of newly enacted tax law to be recognized in the period of enactment. We are continuing to evaluate OBBBA’s impact on our deferred tax assets and liabilities, effective tax rate, and tax-related processes (e.g., payroll reporting for qualifying wage items). Based on preliminary analysis, we do not currently expect the OBBBA to have a material impact on our 2025 estimated annual effective tax rate or on our consolidated financial statements, but our evaluation is ongoing.

FDIC Assessment Changes. In 2025, the FDIC proposed and, in some cases, implemented changes to the assessment base and methodology for deposit insurance premiums. These changes are intended to ensure the continued strength of the Deposit Insurance Fund and to reflect evolving risk profiles in the banking industry. While our FDIC assessment expense declined modestly during the period, we are closely monitoring ongoing regulatory developments and proposals that could impact the calculation or level of future assessments. Any material changes to the FDIC assessment framework could affect our cost of funds and overall operating expenses.

Community Reinvestment Act (CRA) Developments. Federal banking regulators have proposed rescinding the 2023 CRA modernization rule and reinstating the prior 1995 framework, with certain technical updates. If finalized, this rollback could affect how we assess and report our CRA activities and obligations in our markets. We are actively monitoring the rulemaking process and will evaluate and implement any required changes to our CRA compliance program to ensure continued alignment with regulatory expectations.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025, TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Net Income

Glen Burnie Bancorp, a Maryland corporation (the “Company”), through its subsidiary, The Bank of Glen Burnie, a Maryland banking corporation (the “Bank”), operates a commercial bank with six offices in Anne Arundel County Maryland. The Company reported net income attributable to common stockholders for the three-month period ended September 30, 2025, of $125,000, or $0.04 per basic and diluted share compared to net income of $129,000, or $0.04 per basic and diluted share for the three-month period September 30, 2024. When compared to the third quarter of 2024, there were a number of offsetting differences that resulted in a net decrease of $4,000.

●	Net interest income increased in the third quarter of 2025 by $10,000 while provision for credit loss expense improved by $61,000.
●	Non-interest income increased by $217,000 which was primarily due to mortgage fees, in the amount of $192,000, from the recently acquired VAWM, and increases in service charges and other fees and commissions of $25,000.
●	Total non-interest expenses increased by $280,000, of which $139,000 were attributable to increased salary and employee benefits from VAWM and $72,000 from new hires and commissions, $211,000 from increased legal, accounting, and professional fees, offset by $78,000 of reduced costs in occupancy and equipment expense and the net reduction in all other expenses of $63,000.

●	During the three-month period ended September 30, 2025, the Company recorded an income tax benefit of $38,000 compared to a tax benefit of $50,000 for the same period in 2024. The higher rate of tax benefits are caused by the high amount of tax-exempt income in proportion to our pre-tax book income.

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

Net interest income increased $10,000, or 0.4%, to $2.8 million for the three months ended September 30, 2025, from $2.8 million for the three months ended September 30, 2024. Our net interest margin, on a taxable equivalent basis, was 3.24% for the three months ended September 30, 2025, compared to 3.14% for the three months ended September 30, 2024. Average earning assets were $354.9 million for the three months ended September 30, 2025, and $366.2 million in the same period of 2024.

●	The $10,000 increase in net interest income was due to $22,000 less in total interest income offset by $32,000 less in the total cost of funds between the two periods.
●	Total average interest-bearing deposits and investments were down by $24.2 million with $240,000 less in interest income and 25 basis points less in yield between the two periods. Federal funds rates were down 100 basis points in the third quarter of 2025 when compared to the third quarter of 2024. Total average investments were down by $14.8 million as the Company strategically began to allow the securities portfolio to decrease while growing loans in the marketplace. The Company does not intend to sell or buy any securities in the near future.
●	Total average loans increased $12.9 million with $218,000 more in interest income and 4 basis points more in yield between the two periods.
●	Total average interest-bearing deposits increased $17.1 million with $314,000 more in interest expense and 46 basis points more in yield between the two periods. This increase was offset by the total average borrowed funds which decreased $24.7 million with $346,000 less in interest expense and 77 basis points less in yield between the two periods. Total average non-interest-bearing deposits were slightly down by $2.1 million. The total average cost of funds were down by $32,000 while there was no change in the average cost of funds yield of 1.32%.
●	The increase in earning asset yield of 10 basis points between the two periods was due to a change in the mix of our earning assets from cash and securities to loans, and the improvement in the total liabilities mix and lower interest expense. In the third quarter of 2024, loans represented 56% of our average earning assets; in the third quarter of 205, loans represented 61% of our average earning assets.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Three Months Ended September 30,
	2025			2024
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$10,207	$84	3.26%	$19,696	$231	4.67%
Investment securities available for sale	127,918	719	2.23	142,972	814	2.28
Restricted equity securities	502	8	6.33	246	6	9.15
Total interest-bearing deposits/investments	138,627	811	2.32	162,914	1,051	2.57

Loans Secured by Real Estate
Construction and land	4,754	109	9.13	6,939	163	9.35
Farmland	309	4	5.04	318	4	5.06
Single-family residential	103,504	1,328	5.09	100,401	1,360	5.42
Multi-family	4,921	61	4.88	5,091	62	4.89
Commercial	49,485	888	7.12	46,061	669	5.78
Total loans secured by real estate	162,973	2,390	5.82	158,810	2,258	5.66
Commercial and Industrial
Commercial and industrial	23,306	296	5.04	15,373	247	6.39
SBA guaranty	5,461	106	7.72	5,740	122	8.43
Total commercial and industrial loans	28,767	402	5.55	21,113	369	6.95
Consumer Loans
Consumer credit cards	23	1	0.54	—	—	—
Consumer	2,720	7	1.07	3,308	4	0.49
Automobile	21,780	326	5.95	20,085	277	5.52
Total consumer loans	24,523	334	5.40	23,393	281	4.78
Total loans	216,263	3,126	5.73	203,316	2,908	5.69
Total interest-earning assets	354,890	3,937	4.40	366,230	3,959	4.30

Cash	2,118			2,199
Allowance for credit losses	(2,576)			(2,714)
Market valuation	(24,572)			(24,887)
Other assets	23,791			23,299
Total non-earning assets	(1,239)			(2,103)
Total assets	$353,651			$364,127

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$92,102	$23	0.10%	$105,246	$25	0.09%
Money market	99,226	906	3.62	67,708	635	3.73
Certificates of deposit	25,969	115	1.76	27,270	70	1.10
Total interest-bearing deposits	217,297	1,044	1.91	200,224	730	1.45

Borrowed Funds:
FHLB advances	5,286	62	4.64	—	—	—
Bank Term Funding Program				30,000	408	5.41
Federal Funds Purchased	—	—	—	1	—	—
Total borrowed funds	5,286	62	4.64	30,001	408	5.41
Total interest-bearing liabilities	222,583	1,106	1.97	230,225	1,138	1.97

Non-interest-bearing deposits	109,609			111,795
Total cost of funds	332,192	1,106	1.32	342,020	1,138	1.32

Other liabilities and accrued expenses	2,007			2,548
Total liabilities	334,199			344,568

Stockholder's equity	19,452			19,559
Total liabilities and equity	$353,651			$364,127
Net interest income		$2,831			$2,821
Net interest income - FTE		$2,899			2,890
Yield on earning assets			4.40%			4.30%
Cost of interest-bearing liabilities			1.97%			1.97%
Net interest spread			2.43%			2.33%
Net interest margin			3.17%			3.06%
Net interest margin - FTE (1)			3.24%			3.14

(1) Based on a 21% marginal tax rate.

Provision and Allowance for Credit Losses

The total allowance for credit losses (ACL) is composed of two parts: the ACL for loans and the ACL for unfunded commitments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. For the third quarter of 2025, the provision for credit loss allowance was $44,000 comprised of $74,000 provision for ACL for loans and $30,000 release of ACL for unfunded commitments. This compared to a provision for credit loss allowance of $105,000 for the third quarter of 2024 comprised of $78,000 provision of ACL for loans and $27,000 provision of ACL for unfunded commitments.

Non-interest Income and Non-interest Expense

Non-interest income during the three-month period ended September 30, 2025, was $571,000, a $217,000 increase from $354,000 during the same period in 2024. The increase was primarily related to mortgage commissions from VAWM in the amount of $192,000 and increased other fees and commissions of $24,000, and a slight increase in service charges of $1,000.

Non-interest expense increased $280,000 during the three months ended September 30, 2025 to $3.3 million compared to $3.0 million during the third quarter of 2024 primarily due to the following:

●	Salary and employee benefits increased $212,000 in the third quarter of 2025 when compared to the third quarter of 2024 primarily due to VAWM salaries and benefits of $139,000 and other increases due to new hires and increased commissions.
●	Occupancy and equipment expenses decreased $78,000 in the third quarter of 2025 from the third quarter of 2024 primarily due to the closing of two leased offices: Linthicum in January 2025 and Severna Park in May 2025.
●	Legal, accounting, and other professional fees increased $211,000 between the two periods due to additional costs related to the acquisition of VAWM and interim finance and accounting help.
●	Data processing and item process services decreased $44,000 between the two periods, along with reductions in telephone costs of $21,000, and other expenses of $23,000. These were offset by slight increases in FDIC insurance costs, advertising, and loan collection costs totaling $24,000 above the third quarter of 2024.

Comprehensive Income (Loss)

In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income (loss), adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the third quarter of 2025, the comprehensive income, net of tax, totaled $1.8 million compared to comprehensive income in the amount of $3.8 million for the same period in 2024. The $2.2 million decrease in comprehensive income was due to a $2.2 million net of tax decrease in unrealized losses on securities for the quarter ended September 30, 2025, compared to the amount of after-tax unrealized losses on securities for the comparable prior year period, and to the decrease of $4,000 in reported net income for the third quarter of 2025 over the third quarter of 2024.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, TO THE NINE MONTHS ENDED SEPTEMBER 30,2024

Net Income

Our net income attributable to common stockholders for the nine-month period ended September 30, 2025, of $66,000, or $0.02 per basic and diluted share, compared to a net loss of $72,000, or $(0.02) per basic and diluted share for the nine-month period ended September 30, 2024. The decrease in net loss between the two periods is primarily due to the factors noted below.

●	Net interest income decreased in 2025 by $48,000 while provision for credit losses expense improved by $1.4 million.
●	Non-interest income increased by $171,000 due to increased mortgage commissions from VAWM of $192,000 offset by decreases in services charges and other fees and commissions.
●	Total non-interest expenses increased by $1.1 million, of which $846,000 were attributable to increased salary and employee benefits, $371,000 in legal, accounting and other professional fees, and $92,000 in other expenses, offset by decreases from all other non-interest expense categories of $169,000, primarily lower occupancy costs from office closings.
●	During the nine-month period ended September 30, 2025, the Company recorded an income tax benefit of $230,000 compared to a benefit of $470,000 for the same period in 2024, due to the mix of tax-exempt income in proportion to our pre-tax book loss.

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

Net interest income decreased $48,000, or 0.6%, to $8.1 million for the nine months ended September 30, 2025, from $8.2 million for the nine months ended September 30, 2024. Our net interest margin, on a taxable equivalent basis, was 3.12% for the nine months ended September 30, 2025, compared to 3.06% for the nine months ended September 30, 2024. Average earning assets were $356.8 million for the nine months ended September 30, 2025, and $366.4 million in the same period of 2024.

●	The $48,000 decrease in net interest income was due to $186,000 more in total interest income offset by $234,000 more in the total cost of funds between the two periods.
●	Total average interest-bearing deposits and investments were down by $31.3 million with $910,000 less in interest income and 25 basis points less in yield between the two periods. Federal funds rates were down 100 basis points in the third quarter of 2025 when compared to the third quarter of 2024. Total average investments were down by $20.9 million as the Company strategically began to allow the securities portfolio decrease while growing loans in the marketplace. The Company does not intend to sell nor buy any securities in the near future.
●	Total average loans increased $21.7 million with $1.1 million more in interest income and 14 basis points more in yield between the two periods.
●	Total average interest-bearing deposits increased $17.8 million with $1.1 million more in interest expense and 60 basis points more in yield between the two periods. This increase was offset by the total average borrowed funds which decreased $19.1 million with $877,000 less in interest expense, and 93 basis points less in yield between the two periods. Total average non-interest-bearing deposits were down by $7.4 million. The total cost of funds increased by $234,000 and an overall yield increase of 13 basis points between the two periods.
●	The increase in earning asset yield of 19 basis points between the two periods was due to a change in the mix of our earning assets from cash and securities to loans. In the nine-month period ended September 30, 2024, loans represented 51% of our average earning assets where in the nine-month period ended September 30, 2025, loans represented 59% of our average earning assets.

The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense, and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities.

	Nine Months Ended September 30,
	2025			2024
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Interest-bearing deposits w/ banks & fed funds	$15,138	$457	4.04%	$25,555	$979	5.11%
Investment securities available for sale	130,355	2,196	2.25	151,760	2,605	2.29
Restricted equity securities	936	46	6.56	437	25	7.74
Total interest-bearing deposits/investments	146,429	2,699	2.46	177,752	3,609	2.71

Loans Secured by Real Estate
Construction and land	5,199	407	10.47	5,858	329	7.51
Farmland	312	12	5.04	321	12	5.60
Single-family residential	102,916	3,792	4.93	92,429	3,490	5.30
Multi-family	4,961	181	4.88	5,113	187	4.87
Commercial	48,336	2,331	6.45	42,329	1,902	6.00
Total loans secured by real estate	161,724	6,723	5.56	146,050	5,920	5.41
Commercial and Industrial
Commercial and industrial	19,826	827	5.57	13,889	614	5.91
SBA guaranty	5,539	317	7.65	5,799	365	8.40
Total commercial and industrial loans	25,365	1,144	5.57	19,688	979	6.64
Consumer Loans
Consumer, credit cards	8	—	0.54	—	—	—
Consumer	2,652	21	1.05	2,810	19	0.91
Automobile	20,611	856	5.55	20,077	730	4.85
Total consumer loans	23,271	877	5.04	22,887	749	4.37
Total loans	210,360	8,744	5.56	188,625	7,648	5.42
Total interest-earning assets	356,789	11,443	4.29	366,377	11,257	4.10

Cash	1,894			2,137
Allowance for credit losses	(2,691)			(2,371)
Market valuation	(24,760)			(26,590)
Other assets	22,575			23,471
Total non-earning assets	(2,982)			(3,353)
Total assets	$353,807			$363,024

LIABILITIES AND STOCKHOLDER'S EQUITY:
Interest-bearing deposits:
Interest-bearing checking and savings	$96,086	$65	0.09%	$112,143	$73	0.09%
Money market	91,055	2,460	3.61	52,951	1,434	3.62
Certificates of deposit	25,638	301	1.57	29,889	209	0.93
Total interest-bearing deposits	212,779	2,826	1.78	194,983	1,716	1.18

Borrowed Funds:
FHLB advances	14,441	486	4.50	3,889	160	5.42
Bank Term Funding Program	—	—	—	29,630	1,203	5.50
Federal Funds Purchased	1	—	—	1	—	—
Total borrowed funds	14,442	486	4.50	33,520	1,363	5.43
Total interest-bearing liabilities	227,221	3,312	1.95	228,503	3,079	1.80

Non-interest-bearing deposits	106,082			113,451
Total cost of funds	333,303	3,313	1.33	341,954	3,079	1.20

Other liabilities and accrued expenses	1,054			2,387
Total liabilities	334,357			344,341

Stockholder's equity	19,450			18,684
Total liabilities and equity	$353,807			$363,025
Net interest income		$8,130			$8,178
Net interest income - FTE		$8,333			$8,386
Yield on earning assets			4.29%			4.10%
Cost of interest-bearing liabilities			1.95%			1.80%
Net interest spread			2.34%			2.30%
Net interest margin			3.05%			2.98%
Net interest margin - FTE (1)			3.12%			3.06%

(1) Based on a 21% marginal tax rate.

Provision and Allowance for Credit Losses

The total allowance for credit losses (ACL) is composed of two parts: The ACL for loans and the ACL for unfunded commitments. The ACL for loans is further composed of the allowance for individually assessed loans, the allowance for collectively assessed expected losses, the allowance for collectively assessed qualitative adjustments, and the allowance for collectively assessed additional allowance. For the nine months ended September 30, 2025, the release for credit loss allowance was $498,000 comprised of $128,000 release of ACL for loans and $369,000 release of ACL for unfunded commitments. This compared to a provision for credit loss allowance of $897,000 for the nine months ended September 30,2024 comprised of $773,000 provision for ACL for loans and $124,000 provision for ACL for unfunded commitments.

Non-interest Income and Non-interest Expense

Non-interest income increased $171,000 during the nine-month period ended September 30, 2025, to $996,000 from $825,000 during the same period in 2024. The $171,000 increase was primarily related to $192,000 in mortgage commissions from VAWM, offset by lower service charges of $7,000 and lower other fees and commissions of $14,000.

Non-interest expense increased $1.1 million during the nine-months ended September 30, 2025, to $9.8 million compared to $8.6 million for the nine-month period ended September 30, 2024, primarily due to the following:

●	Salary and employee benefits increased $846,000 for the first nine months of 2025 compared to the first nine months of 2024 primarily due to new compensation from VAWM, new hires/replacements, and non-recurring additional costs related to early retirement programs, offset by reductions in employee expense due to lower headcount.
●	Occupancy and equipment expenses decreased $183,000 in the nine months of 2025 from the first nine months of 2024 primarily due to the closing of two leased offices, one in January 2025 and one in May 2025.
●	Legal, accounting, other professional fees increased $371,000 between the two periods due to additional costs related to internal audit and to professional fees associated with the launch of our new credit card program, costs and fees associated with the acquisition of VAWM, and interim finance and accounting help, offset by reductions in data processing and item processing services of $55,000 in the first nine months of 2025 when compared to the same period in 2024.
●	All other expenses increased $161,000 in the third quarter of 2025 when compared to the same quarter of 2024 due to growth, increased loan collection costs, advertising, and inflationary impacts.

Comprehensive Income (Loss)

In accordance with regulatory requirements, the Company reports comprehensive income (loss) in its financial statements. Comprehensive income (loss) consists of the Company’s net income (loss), adjusted for unrealized gains and losses on the Bank’s portfolio of investment securities. For the first nine months of 2025, the comprehensive income, net of tax, totaled $2.9 million compared to comprehensive income in the amount of $2.6 million for the same period in 2024. The $285,000 improvement between the two periods was due to a $147,000 net of tax increase in unrealized losses on securities for the first nine months of 2025, compared to the amount of after-tax unrealized losses on securities for the comparable prior year period, and to the increase of $138,000 in reported net income for the first nine months of 2025 over the same period in 2024.

FINANCIAL CONDITION

Total assets were $351.8 million on September 30, 2025, a decrease of $7.2 million from December 31, 2024. Cash and cash equivalents decreased by $12.2 million or 50%, during the first nine months of 2025. The Bank’s loan portfolio increased by $10.1 million or 4.9%, and investment securities available for sale declined by $5.2 million or 4.8% over the same period. The Company’s allowance for credit losses was $2.57 million as of September 30, 2025, compared to $2.84 million at December 31, 2024, a decrease of $271,000, or 9.5%. Total deposits increased $19.9 million, or 6.4%, during the first nine months of 2025 and short-term borrowings decreased by $30.0 million as the Company paid off all borrowings by September 30, 2025. Stockholder’s equity was $20.7 million on September 30, 2025, a $2.91 million or 16.3% increase, as compared to $17.8 million on December 31, 2024. The increase was primarily due to unrealized losses, net of taxes, on securities available for sale amounting to $16.2 million on September 30, 2025, compared to $19.0 million at December 31, 2024.

Return on average assets for the three-and nine-month periods ended September 30, 2025, was 0.14% and 0.02% compared to 0.14% and -0.03% for the three- and nine-month periods ended September 30, 2024. Return on average equity for the three- and nine-month periods ended September 30, 2025, was 2.64% and -0.47% compared to -2.75% and -0.52% for the three- and nine-month periods ended September 30, 2024.

The book value per share of Bancorp’s common stock was $7.10 on September 30, 2025, as compared to $6.14 per share on December 31, 2024. The increase was the result of lower unrealized losses on the Company’s available for sale securities of $16.2 million at September 30, 2025, compared to $19.0 million at December 31, 2024.

As of September 30, 2025, the Bank remained above all “well-capitalized” regulatory requirement levels. The Company has strong liquidity and capital positions that provide ample capacity for future growth. The Bank’s total regulatory capital to risk weighted assets was 15.96% on September 30, 2025, as compared to 16.40% on December 31, 2024. The Bank’s tier 1 risk-based capital ratio was 14.82% on September 30, 2025, compared to 15.15% on December 31, 2024. The Bank’s leverage ratio was 9.67% on September 30, 2025, compared to 9.97% on December 31, 2024.

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

At September 30, 2025, impaired loans totaled $2.5 million, net of specific reserves. Included in the impaired loans total was $1.2 million in loans classified as nonaccrual loans. At September 30, 2025, impaired loans included restructured loans to borrowers with financial difficulty totaling $23,000. Borrowers under all other restructured loans are paying in accordance with the terms of the modified loan agreement and have been placed on accrual status after a period of performance with the restructured terms.

The following table presents details of our nonperforming loans and nonperforming assets, as these asset quality metrics are evaluated by management, at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans	$1,201	$360
Restructured loans to borrowers with financial difficulty, excluding those in nonaccrual loans	-	-
Accruing loans past due 90+ days	-	-

Total nonperforming loans	1,201	360

Total nonperforming assets	$1,201	$360

Nonperforming assets to total assets	0.34%	0.10%

Deposits on September 30, 2025, and December 31, 2024, were as follows:

	September 30, 2025		December 31, 2024		2025 vs 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total	$ Change	% Change
Noninterest-bearing deposits	$107,368	32.5%	$100,747	32.6%	$6,621	6.57%

Interest-bearing deposits:
Checking	29,199	8.9%	25,487	8.2%	3,712	14.56%
Savings	67,826	20.6%	75,444	24.4%	(7,618)	(10.10)%
Money market	98,581	30.0%	81,513	26.4%	17,068	20.94%
Total interest-bearing checking, savings and money market deposits	195,606	59.5%	182,444	59.0%	13,162	7.21%

Time deposits of $250,000 or less	25,252	7.7%	24,865	8.0%	387	1.56%
Time deposits of more than $250,000	843	0.3%	1,133	0.4%	(290)	(25.60)%
Total time deposits	26,095	8.0%	25,998	8.4%	97	0.37%

Total interest-bearing deposits	221,701	67.5%	208,442	67.4%	13,259	6.36%

Total Deposits	$329,069	100.0%	$309,189	100.0%	$19,880	6.43%

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

Future minimum payments of the Bank’s operating leases as of September 30, 2025 are as follows:

Year ending December 31,	Amount
(dollars in thousands)
2025	$63
2026	174
2027	17
2028	11
2029	11
Thereafter	5
Total	$281

Pension and Profit-Sharing Plans. The Bank has a defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code that is funded through a profit-sharing agreement and voluntary employee contributions. The plan provides for discretionary employer matching contributions to be determined annually by the Board of Directors. The plan covers substantially all employees.

For the nine months ended September 30, 2025, the Bank accrued $382,000 for its projected 401(k) match contribution as well as other profit-sharing benefits.

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

The statement of condition is subject to quarterly testing for alternative interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”), although we may elect not to use particular scenarios that we determine are impractical in the current rate environment.  It is our goal to structure the balance sheet so that net interest-earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At September 30, 2025, the simulation analysis indicated that the Bank is in a modest asset sensitive position in falling rate scenarios but is liability sensitive in the rising rate shock scenarios. Management strives to optimize the level of higher costing fixed rate funding instruments, while seeking to increase assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will re-price in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will re-price in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Net Interest Income	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(15)%	(10)%	(10)%	(15)%
September 30, 2025	(1)%	(2)%	(1)%	(5)%
September 30, 2024	(5)%	(3)%	2%	1%

As shown above, measures of net interest income at risk were slightly more favorable in down-rate scenarios and less favorable in up-rate scenarios on September 30, 2025 than on September 30, 2024 over a 12-month modeling period. These measures remained within prescribed policy limits in the up and down interest rate scenarios.

The following table sets forth the Company’s interest-rate sensitivity at September 30, 2025.

			Over 1
		Over 3 to	Through	Over
	0-3 Months	12 Months	5 Years	5 Years	Total

	(dollars in thousands)
Assets:
Repricing asset balances	$73,776	$27,336	$122,681	$128,001	$351,794

Liabilities and Stockholders' Equity
Repricing liability and equity balances	$62,339	$27,167	$77,075	$185,213	$351,794

GAP	$11,437	$169	$45,606	$(57,212)
Cumulative GAP	$11,437	$11,606	$57,212	$-
Cumulative GAP as a % of total assets	3.25%	3.30%	16.26%	0.00%

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

	Static Balance Sheet/Immediate Change in Rates
Estimated Changes in Economic Value of Equity (EVE)	`-200 bp	`-100 bp	`+100 bp	`+200 bp
Policy Limit	(20)%	(10)%	(10)%	(20)%
September 30, 2025	10%	5%	(7)%	(16)%
September 30, 2024	6%	3%	(3)%	(10)%

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

LIQUIDITY AND CAPITAL RESOURCES

The Company currently owns the Bank and a residential mortgage banking and brokerage company and does not currently have any material funding commitments. The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends and currently must receive prior approval to pay dividends to the Company due to a limit on current and two prior years’ retained earnings.

The Bank’s principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans, interest received on investment securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans, deposit withdrawals, and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank’s lending and investment activities.

The Bank’s most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank’s operating, financing, and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. The Bank’s cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of September 30, 2025, totaled $12.2 million, a decrease of $12.2 million, or 50.0% from $24.5 million at December 31, 2024.

As of September 30, 2025, the Bank was permitted to draw on an $87.7 million line of credit from the FHLB of Atlanta. There were no short-term borrowings outstanding under the line on September 30, 2025 as compared to $30 million of borrowings on the line at December 31, 2024. Borrowings under the line are secured by a floating lien on the Bank’s residential mortgage loans and investment securities. As of September 30, 2025, and December 31, 2024, the Bank had $0 in outstanding short-term borrowings from the Federal Reserve Bank (“FRB”) discount window. Borrowings under the line are secured by qualifying collateral.

In addition, the Bank has two unsecured federal funds lines of credit in the amount of $9.0 million and $8.0 million, respectively, of which $0 was outstanding as of September 30, 2025.

The Company’s stockholders’ equity increased $2.9 million, or 16.3% during the nine-month period ended September 30, 2025. The increase in equity was primarily due to a $2.8 million decrease in the after-tax net unrealized holding loss on securities available for sale, the $66,000 net income in the nine-month period, and $17,000 of stock- based compensation expense during the nine-month period ended September 30, 2025.

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

The regulations impose several sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. In addition, there are requirements to maintain a capital conservation buffer which raised the minimum required common equity Tier 1 capital ratio to 7.00%, the Tier 1 capital ratio to 8.50% and the total capital ratio to 10.50%. At September 30, 2025, the Bank was in full compliance with these guidelines with a Tier 1 leverage ratio of 9.67%, a Tier 1 risk-based capital ratio of 14.82%, a common equity Tier 1 risk-based capital ratio of 14.82%, and a total risk-based capital ratio of 15.96%.

The Company’s capital amounts and ratios at September 30, 2025 and December 31, 2024 were as follows:

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,204	14.82%	$10,995	4.50%	$15,882	6.50%
Total capital	$38,987	15.96%	$19,547	8.00%	$24,434	10.00%
Tier 1 capital	$36,204	14.82%	$14,660	6.00%	$19,547	8.00%
Tier 1 leverage	$36,204	9.67%	$14,981	4.00%	$18,726	5.00%

					To Be Well Capitalized
			To Be Considered		Under Prompt Corrective
	Actual		Adequately Capitalized		Action Provisions
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Common equity tier 1	$36,481	15.15%	$10,837	4.50%	$15,653	6.50%
Total capital	$39,496	16.40%	$19,265	8.00%	$24,082	10.00%
Tier 1 capital	$36,481	15.15%	$14,449	6.00%	$19,265	8.00%
Tier 1 leverage	$36,481	9.97%	$14,640	4.00%	$18,300	5.00%

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

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025. The Company did not design and maintain effective disclosure controls and procedures because of the following material weakness in internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

 Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2025.

Other than the implementation of CECL controls and the completed remediation efforts described above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GLEN BURNIE BANCORP
(Registrant)

Date: November 14, 2025	By:	/s/ Mark C. Hanna
Mark C. Hanna
President, Chief Executive Officer

	By:	/s/ Mark C. Hanna
Mark C. Hanna
Chief Financial Officer